Form 10-Q
period 1996-06-30
SANDISK CORP
filed 1996-08-14
CIK 1000180

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
     X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - ------------ Exchange Act of 1934 for the quarterly period ended June 30, 1996

                                       OR

             Transition report pursuant to Section 13 or 15(d) of the Securities
- - ------------ Exchange Act of 1934 for the transition period from ________
             to ________


Commission File Number 0-26734


                               SanDisk Corporation
             (Exact name of registrant as specified in its charter)


                 Delaware                                    77-0191793
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

 140 Caspian Court, Sunnyvale, California                      94089
 (Address of principal executive offices)                    (Zip code)

                                 (408) 542-0500
              (Registrant's telephone number, including area code)


                 3270 Jay Street, Santa Clara, California, 95054
                        (Former name, former address, and
               former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996

     Common Stock, $.01 par value                          22,167,645
     ----------------------------                          ----------
                 Class                                  Number of shares

                               SanDisk Corporation

                                      Index



                          PART I. FINANCIAL INFORMATION

                                                                       Page No.
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
              June 30, 1996 and December 31, 1995........................ 3

          Condensed Consolidated Statements of Operations
              Three and six months ended June 30, 1996 and 1995.......... 4

          Condensed Consolidated Statement of Cash Flows
              Six months ended June 30, 1996 and 1995.................... 5

          Notes to Condensed Consolidated Financial Statements........... 6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................. 8


                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................. 18

Item 2.   Changes in Securities......................................... 18

Item 3.   Defaults upon Senior Securities............................... 18

Item 4.   Submission of Matters to a Vote of Security Holders........... 18

Item 5.   Other Information............................................. 18

Item 6.   Exhibits and Reports on Form 8-K.............................. 19

          Signatures.................................................... 21

                         PART I. FINANCIAL INFORMATION
                               SanDisk Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


 ASSETS                                      June 30, 1996   December 31, 1995
                                              (unaudited)
Current Assets:

   Cash and cash equivalents                   $ 15,699          $ 27,255
   Short-term investments                        51,243            41,140
   Accounts receivable, net                      11,404             8,428
   Inventories, net                              12,368            10,411
   Prepaid expenses and other current assets        720               534
                                               --------          --------
Total current assets                             91,434            87,768

Property and equipment, net                       7,231             4,254
Deposits and other assets                           391               125
                                               --------          --------
          Total Assets                         $ 99,056          $ 92,147
                                               ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                            $ 10,016          $  9,053
   Accrued payroll and related expenses           2,209             1,946
   Accrued warranty                                 646               917
   Other accrued liabilities                      1,970             1,847
   Deferred revenue                               5,167             5,905
   Current obligations under capital leases          11                98
                                               --------          --------
Total current liabilities                        20,019            19,766

Stockholders' Equity:

Common stock                                     97,624            97,294
Accumulated deficit                             (18,587)          (24,913)
                                               --------          --------
Total stockholders' equity                       79,037            72,381

          Total Liabilities and
                                               --------          --------
          Stockholders' Equity                 $ 99,056          $ 92,147
                                               ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Operations
                (In thousands, except per share data; unaudited)


                                        Three months ended    Six months ended
                                              June 30,             June 30,
                                            1996      1995      1996      1995
                                         -------   -------   -------   -------
Revenues                                 $24,562   $14,404   $45,301   $26,707
Cost of sales                             15,057     7,263    27,779    14,700
                                         -------   -------   -------   -------
Gross profits                              9,505     7,141    17,522    12,007

Operating expenses:
   Research and development                2,400     2,121     4,545     3,827
   Sales and marketing                     2,296     1,661     4,306     3,125
   General and administrative              1,937       820     3,301     1,596
                                         -------   -------   -------   -------
Total operating expenses                   6,633     4,602    12,152     8,548

Operating income                           2,872     2,539     5,370     3,459

Interest and other income, net               770       466     1,521       747
                                         -------   -------   -------   -------
Income before taxes                        3,642     3,005     6,891     4,206

Provision for income taxes                   237       133       432       180
                                         =======   =======   =======   =======
Net income                               $ 3,405   $ 2,872   $ 6,459   $ 4,026
                                         =======   =======   =======   =======

Primary net income per share             $  0.14   $  0.52   $  0.27   $  0.72
                                         =======   =======   =======   =======

Fully diluted net income per share       $  0.14   $  0.14   $  0.27   $  0.20
                                         =======   =======   =======   =======

Shares used in computing primary
net income per share                      24,141     5,555    24,172     5,558
                                         =======   =======   =======   =======

Shares used in computing fully diluted
net income per share                      24,141    20,050    24,172    20,024
                                         =======   =======   =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Cash Flows
                            (In thousands; unaudited)


                                                             Six months ended
                                                                 June 30,
                                                               1996        1995
                                                           --------    --------
Cash flows from operating activities:
Net income                                                 $  6,459    $  4,026
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                         1,025         744
        Accounts receivable, net                             (2,976)       (870)
        Inventory                                            (1,957)       (699)
        Prepaids and other assets                              (452)        296
        Accounts payable                                        963       2,036
        Accrued payroll and related expenses                    263         325
        Accrued warranty                                       (271)        (24)
        Other accrued liabilities                               122         736
        Deferred revenue                                       (738)        515
                                                           --------    --------
            Total adjustments                                (4,021)      3,059

                                                           --------    --------
     Net cash provided by operating activities                2,438       7,085

Cash flows from investing activities:
        Purchases of short term investments                 (27,893)     (8,209)
        Proceeds from short term investments                 17,657         579
        Acquisition of capital equipment                     (4,002)       (893)
                                                           --------    --------
     Net cash used in investing activities                  (14,238)     (8,523)

Cash flows from financing activities:
        Principal payments under capital leases                 (86)       (298)
        Sale of convertible preferred stock                      --       6,216
        Sale of common stock, net of repurchases                330          29
                                                           --------    --------
     Net cash provided by financing activities                  244       5,947

                                                           --------    --------
Net increase (decrease) in cash and cash equivalents        (11,556)      4,509

Cash and cash equivalents at beginning of period             27,255      11,109

                                                           ========    ========
Cash and cash equivalents at end of period                 $ 15,699    $ 15,618
                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and Subsidiaries (the "Company") as of June 30, 1996, including the results of operations for the three and six month periods ended June 30, 1996 and cash flows for the six month periods ended June 30, 1996 and 1995. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for the year ended December 31, 1995. The year-end condensed consolidated balance sheet data as of December 31, 1995 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       The results of operations for the three and six month periods ended June 30, 1996 and the statement of cash flows for the six months ended June 30, 1996 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The second fiscal quarter of 1996 and 1995 ended on June 30, 1996 and July 2, 1995, respectively. Fiscal year 1995 ended on December 31, 1995. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3.     The components of inventory consist of the following:

                                    June 30,     December 31,
                                       1996           1995
                                    -------        -------
                                         (In thousands)
                  Raw materials     $ 3,098        $ 2,753
                  Work-in-process     7,035          6,921
                  Finished goods      2,235            737
                                    -------        -------
                                    $12,368        $10,411


4. Primary net income per share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from Series C convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method or modified treasury stock method where applicable) have been included in the computation when dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent (common stock options and Series G preferred stock) shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented regardless of whether they are dilutive (using the treasury stock method and the initial public offering price). The Company completed its initial public offering in November, 1995.


       Fully diluted earnings per share is calculated using net income and the shares used in the primary calculation, as well as other dilutive preferred stock (Series A, B, D, E, and F) which is not deemed to be a common stock equivalent for purposes of the primary earnings per share calculation.

5. Samsung Electronics Company Ltd. filed a complaint against the Company in the Northern District of California in October 1995 accusing the Company of infringing two Samsung patents, seeking declaratory relief with respect to five Company patents and alleging unspecified damages for certain other related claims. The Company has received opinions from its patent counsel that, based on information currently known, the Company's products do not infringe one of these Samsung patents and that, based on certain assumptions as to how Samsung would claim infringement, the particular patent claim in the other Samsung patent is invalid and that the Company's products do not infringe any of the other claims of such patent. Nonetheless, the Company anticipates that Samsung will continue to pursue litigation with respect to such claims. SanDisk filed its answer to Samsung's complaint in March 1996. At that time, SanDisk asserted a number of counterclaims based on the Company's belief that Samsung infringes three SanDisk patents.

       On January 11, 1996, the Company filed a complaint against Samsung with the United States International Trade Commission alleging that Samsung and its U.S. subsidiary, are importing and selling products that infringe two of the Company's patents. By its complaint, the Company seeks a judgment by the International Trade Commission that Samsung is infringing the Company's patents and an order precluding Samsung from importing those infringing products into the United States. The U.S. International Trade Commission initiated an investigation based upon the Company's complaint against Samsung and is expected to begin its hearings in September 1996. A decision is expected by the end of this year. The Company intends to vigorously enforce its patents against Samsung, but there can be no assurance that these efforts will be successful.

       Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements regarding expected possible price competition, future sales mix (product and channel), average selling prices, gross margins and the company's customer base. Such statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form 10-K for the year ended December 31, 1995 under the heading "Risk Factors", that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update these forward looking statements to reflect events or circumstances occurring after the date hereof.

Results of Operations

         Revenues. Revenues for the second quarter of fiscal 1996 increased 71% to $24.6 million compared to $14.4 million for the same period of the previous year. Revenues for the first six months of fiscal 1996 increased 70% to $45.3 million compared to $26.7 million for the same period in 1995. The increase in revenue for the three and six month periods ended June 30, 1996 was primarily due to increased sales of the Company's FlashDisk, CompactFlash(TM) and Chipset products. Unit sales for the second quarter of 1996 increased 157% compared to the second quarter of 1995. This growth in unit volume was offset by a decrease in average selling prices of approximately 36%. For the first six months of 1996 unit volumes increased 160% and average selling prices declined 38% compared to the same period in 1995. Revenue for the three and six month periods ended June 30, 1996 also included royalties from a patent cross-license agreement that was entered into during the last quarter of 1995.

         Approximately 14% of revenue in the second quarter and 18% of revenue for the six month period ended June 30, 1996 was related to applications destined for consumers (such as digital cameras). There is no assurance that sales into the consumer products market will continue to represent a significant portion of the Company's revenue, particularly on a quarter to quarter basis. Many of the consumer products that incorporate SanDisk's flash memory are new and the success of these products is still uncertain. As the consumer markets develop, competition is expected to increase, which could cause lower average selling prices and decreased gross margins on units shipped into these markets. In addition to the consumer market, the Company sells products to the industrial, highly portable computing and telecommunications markets. The mix of sales to these key markets may vary in the future.

         Export sales represented 47% of revenue in the second quarter of 1996 and 48% of revenue for the six months ended June 30, 1996 compared with 56% and 58%, respectively, for the same periods of the previous year. The Company's top ten customers accounted for 69% of total revenue for the second quarter of 1996 compared with 77% in the second quarter of 1995. The Company expects sales of its products to a limited number of customers to continue to account for a substantial portion of its revenues for the foreseeable future.

         Gross Profits. In the second quarter of 1996, gross profits increased 33% to $9.5 million, or 39% of revenue, compared to $7.1 million, or 50% of revenue, for the same period of the previous year. Gross profits for the six month period ended June 30, 1996 increased 46% to $17.5 million, or 39% of revenue from $12.0 million, or 45% of revenue. During the second quarter of 1995, the Company was unable to meet its customers' demand for its products, which allowed the Company to maintain stable prices. In addition, the Company's products sold during this period were based on mature 16Mbit devices with high manufacturing yields and proportionately low cost of revenues. As a result of these factors, the Company's gross margin for the second quarter of 1995 was unusually high. SanDisk continued its transition from 16 Mbit to 32 Mbit technology during the second quarter of 1996. For the three and six month periods ended June 30, 1996, 32 Mbit products accounted for approximately 75% and 68%, respectively, of the Company's unit shipments. Revenue from patent cross-license royalties partially offset the lower product gross margins in 1996. The Company expects price competition to increase in the future, which is likely to result in decreased average selling prices and may result in lower gross margins.

         Operating Expenses. Research and development, sales and marketing, and general and administrative expenses increased by $2.0 million, or 44%, during the second quarter of 1996 and by $3.6 million, or 42% for the six month period ended June 30, 1996 compared to the same periods of 1995. Operating expenses declined as a percentage of revenue from 32% to 27% for the three and six month periods ended June 30, 1996 compared to the same periods in 1995. Legal fees related to the defense of SanDisk's patents increased significantly in the second quarter. The Company spent approximately $1.0 million on patent related litigation in the second quarter of 1996 and expects to incur significant legal expenses for the remainder of the year as its ITC complaint against Samsung Electronics Company goes to hearing. See Note 5 to the Company's financial statements contained in Item 1 of this report. Salaries and payroll related expenses increased for the three and six month periods ended June 30, 1996 due to higher headcount in all organizations compared to the same periods of the previous fiscal year. Increased professional fees associated with investor relations activities and higher outside sales commissions also contributed to the increases in general and administrative and sales and marketing expenses, respectively.

         Interest and Other Income, Net. Interest and other income, net, increased $304,000 for the three months ended June 30, 1996 and $774,000 for the six months ended June 30, 1996 compared to the same periods of 1995. This was primarily due to increased investment balances associated with the proceeds of SanDisk's initial public offering.

         Provision for Income Taxes. The Company recorded a provision for income taxes at a 6% effective tax rate for the first six months of 1996 compared to a 4% effective tax rate for the same period of 1995. The Company anticipates that its effective tax rate for 1996 will be less than the statutory rate due to the utilization of net operating loss and tax credit carryforwards.


Liquidity and Capital Resources

         As of June 30, 1996, the Company had working capital of $71.4 million, which included $15.7 million in cash and cash equivalents and $51.2 million in short term investments. The Company also had a line of credit with a commercial bank under which it could borrow up to $10 million that expired in July 1996. During the second quarter of 1996, the Company entered into a new $10 million line of credit that expires in July 1997. As of June 30, 1996, the Company had $4.2 million committed under the line of credit facility for standby letters of credit.

         Operating activities provided $2.4 million of cash during the first six months of 1996. Net income of $6.5 million was partially offset by increases in accounts receivable and inventories. Cash used in investing activities was $14.2 million for the six months ended June 30, 1996 which included net purchases of short term investments of $10.2 million. Capital equipment additions of $4.0 million included leasehold improvements on SanDisk's new Sunnyvale headquarters facility, purchase of the surface mount production line and the construction of test equipment for production of 32 Mbit products.

         Depending on the demand for the Company's products, the Company may decide to make substantial investments in manufacturing capacity to support its business in the future. Management believes the existing cash and cash equivalents, and short term investments will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next twelve months.


Impact of Currency Exchange Rates

         The Company currently purchases wafers from Matsushita under purchase contracts denominated in yen. A portion of the Company's revenues are also denominated in yen. Foreign exchange exposures arising from the Company's yen denominated commitments and related accounts payable are offset to the extent the Company has yen denominated accounts receivable and cash balances. To the extent such foreign exchange exposures are not offset, the Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At June 30, 1996, the Company had one forward contract in the amount of 260 million yen (approximately $2.4 million) outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.


Risk Factors

         Fluctuations in Operating Results. SanDisk's operating results are subject to quarterly and annual fluctuations due to a variety of factors. In addition, the Company has very limited visibility with respect to anticipated operating results for any given quarter, even during the quarter in question. For example, the Company's gross margin and net income for the third quarter of 1995 decreased from the second quarter 1995 gross margin and net income. During the second quarter of 1995, the Company was unable to meet its customers' demand for its products, which allowed the Company to maintain stable prices. In addition, the Company's products sold during this period were based on mature 16Mbit devices with high manufacturing yields and proportionately low cost of revenues. As a result of these factors, the Company's net income and gross margin for the second quarter of 1995 were unusually high. In contrast, gross margin and net income in the fourth quarter of 1995 were impacted by development and start-up costs associated with the next generation of products built with the Company's 32Mbit devices and a new integrated microcontroller, and by lower average selling prices due to the entry of new competitors into the Company's markets. In addition, the Company is requesting customers to qualify its new products based on the 32Mbit wafers produced by LG Semicon (formerly Goldstar Electron). Any delays in customer qualifications or product acceptance could negatively impact revenues during the second half of 1996.

         Other factors affecting the Company's operating results include volume of product sales, availability of foundry capacity, the timing of significant orders, competitive pricing pressures, the ability of the Company to match supply with demand or to accurately forecast future inventory levels, fluctuations in product costs, fluctuation in manufacturing yields, manufacturing utilization, changes in product and customer mix, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, quality of the Company's products, increased research and development expenses associated with new product introductions, exchange rate fluctuations and market acceptance of new or enhanced versions of the Company's products. In addition, the Company expects to continue to increase its operating expenses in connection with the hiring of additional personnel and the development of new applications. If the Company does not achieve increased levels of revenues commensurate with these increased levels of operating expenses, the Company's business, financial condition and results of operations will be materially adversely affected. All of these factors are difficult to forecast and these or other factors can materially affect the Company's quarterly or annual operating results.

         Due to the emerging nature of the Company's markets and certain planned product transitions, the Company has had difficulty forecasting future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle time, the Company has been required to order wafers from its foundries approximately six months in advance of the ultimate shipment of its products. Under the Company's wafer supply agreements, there are limits on the number of wafers the Company can order and the Company's ability to change that quantity is restricted. Accordingly, the Company's ability to react to significant fluctuations in demand for its products is limited. As a result, the Company has not been able to match its purchases of wafers to specific customer orders and therefore the Company has taken provisions for potential excess inventory purchased prior to the receipt of customer orders. These provisions decrease gross margins in the quarter reported and have resulted in fluctuations in gross margins on a quarter to quarter basis. As demand for the Company's products has increased and its manufacturing cycle time has decreased over the past 12 months, the Company's ability to forecast future customer demand has improved. However, there can be no assurance that future gross margin volatility will not reoccur as a result of the Company's inability to match supply with demand or for other reasons.

          During the first and second calendar quarters of 1996, the price of Dynamic Memory (DRAM) decreased dramatically, in some cases by 75%. All DRAM suppliers were adversely impacted, including the Company's two Flash foundry suppliers, who now have excess capacity of foundry wafers which can be made available to the Company at reduced prices. Such reduced wafer prices will help the Company to accelerate its cost reduction efforts and thereby be more competitive. However, because SanDisk values its inventory on a lower of cost or market basis, these cost reductions may have an adverse effect on the Company's gross margins and results of operations in the third and fourth quarters of 1996 as the Company's inventory is written down to reflect the lower wafer costs. Due to the highly competitive nature of the DRAM business, there can be no assurance that wafer costs will remain low or that increased capacities will remain available.

         Dependence on Third Party Foundries. All of the Company's products require silicon wafers, which are currently supplied by Matsushita in Japan and LG Semicon in Korea, which was qualified as a second foundry source in late 1995. The Company is dependent on Matsushita and LG Semicon to produce wafers of acceptable quality and with acceptable manufacturing yields, to deliver those wafers to the Company and its independent subcontractors on a timely basis and to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs. On occasion, the Company has experienced difficulties in each of these areas. The loss or reduction of capacity from Matsushita and LG Semicon or the inability to qualify or receive the anticipated level of capacity from Matsushita and LG Semicon could have a material adverse effect on the Company's business, financial condition and results of operations. Each time a new foundry is brought into operation, it typically requires several months before acceptable quality and manufacturing yields are achieved. There can be no assurance that Matsushita and LG Semicon will be able to maintain acceptable yields or that it will continue to deliver sufficient quantities of wafers on a timely basis.

         Under the Company's wafer supply agreements with Matsushita and LG Semicon, the Company is obligated monthly to provide a rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. This limits the Company's ability to react to any significant fluctuations in demand for its products. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The wafer supply agreements with Matsushita and LG Semicon each include a target number of wafers to be delivered per month that is substantially higher than the level of supply from either foundry as of year-end 1995. To the extent the Company is unable to obtain scheduled quantities of wafers from Matsushita or LG Semicon with planned yields, the Company's business, financial condition and results of operations could be negatively impacted.

         The Company has entered into a joint development agreement with NEC for the development of future generations of semiconductor devices to be used in the manufacture of the Company's products. However, there can be no assurance that future generations of the semiconductor devices will be successfully developed or, if developed, that a wafer supply agreement will be entered into with NEC. Because the lead time to qualify a new foundry is approximately 18 to 24 months, in the event that the Company and NEC do enter into a wafer supply agreement, the Company could not expect to receive volume shipments from NEC until 1998 at the earliest.

         Due to the unpredictable nature of the new markets for the Company's products, the Company may periodically experience shortages in the future. Because of the lengthy lead times required to qualify a new foundry, there is no readily available alternative source of supply. The inability of the Company to obtain expanded foundry capacity, to qualify other wafer manufacturers or to correctly forecast the number of wafers required from its current suppliers, as well as any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments of the Company's products and could have a material adverse effect on the Company's business, financial condition and results of operations.

          SanDisk has received recent indications from its foundries that additional capacity is available. Finished goods inventory levels increased during the first six months of 1996 and the Company is now quoting four to eight week delivery times.

         Risks Associated with Transitioning to New Products and Processes. Successive generations of the Company's products incorporate semiconductor devices with greater memory capacity per chip. In addition, the Company is continually involved in joint development with its foundries to produce semiconductor devices based upon smaller geometry manufacturing processes. Both the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes are important determinants of the Company's ability to decrease the cost per megabyte of its flash data storage products. The utilization of semiconductor devices with greater memory capacity and the design and implementation of new semiconductor manufacturing processes can entail a number of problems, including lower yields associated with semiconductor device production, problems associated with design and manufacture of products to incorporate such devices, and production delays. However, there can be no assurance that such devices or processes will be successfully developed by the Company. For example, the Company discovered and successfully corrected a design flaw in its new Flash ChipSet product in the fourth quarter of 1995. As a result of delays in supplying this product to a major customer, this customer canceled approximately $500,000 of product orders that were scheduled for delivery in the fourth quarter of 1995. However, the Company shipped the majority of its backlog scheduled for this customer during the fourth quarter of 1995 and no additional order cancellations were received. There can be no assurance that the Company will not experience similar problems in the future that could have a material adverse effect on the Company's business, financial condition and results of operations.

         In the fourth quarter of 1995, the Company completed the transition from 16Mbit to 32Mbit devices supplied by Matsushita for use in the Company's products. During the first quarter of 1996, the Company began receiving 32Mbit devices from LG Semicon and is in the qualification stage of this process. As of the end of the second quarter of 1996, the Company had not completed full qualification of the 32Mbit devices at LG Semicon. Any problems experienced by the Company in its current or future transitions to higher capacity memory devices or to new semiconductor manufacturing processes could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's 32Mbit devices are designed to work only in conjunction with a new integrated microcontroller developed by the Company in cooperation with Motorola Inc. ("Motorola"). Qualification of the Motorola microcontroller was completed during the fourth quarter of 1995. The transition to 32Mbit devices exposes the Company to risks related to the ability to obtain sufficient quantities of 32Mbit wafers and integrated microcontrollers on a timely basis. Such factors are difficult to forecast and may have a material adverse effect on the Company's business, financial condition and results of operations.

         Manufacturing Yields. The fabrication of the Company's products is a complex and precise process requiring wafers that are produced in a highly controlled and clean environment. Semiconductor companies supplying the Company with wafers periodically have experienced problems in achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function both of design technology, which is developed by the Company, and process technology, which is typically proprietary to the foundry. Because low yields may result from either design or process technology failures, yield problems may not be effectively determined or improved until an actual product exists that can be analyzed and tested to recognize process sensitivities in relation to the design rules that are used. As a result, yield problems may not be identified until well into the production process and would require cooperation by and communication between the Company and the foundry for resolution. This risk is increased due to the fact that the Company receives its wafers from independent offshore foundries, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. There can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Key and Sole Source Suppliers. The majority of the memory components of the Company's products have been assembled by Anam in Korea and Alphatec in Manteca, California. The majority of the controller components of the Company's products have been assembled by GSS Array in Thailand and ATI in Milpitas, California. However, in the third quarter of 1996, the Company plans to stop using GSS Array and Anam and will install its own surface mount line in its new Sunnyvale facility. The Company expects to do a substantial portion of its assembly on this new line. The remainder will be done by other third party subcontractors. Unexpected costs or delays in bringing the surface mount line to full production capability could adversely effect the Company's results from operations in the second half of 1996. The Company also has no long term agreement with Alphatec. As a result of this reliance on a third party subcontractor for assembly of a portion its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacture or assembly of the Company's products. Any problems associated with the delivery, quality or cost of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company purchases several key components from sole or single source vendors for which alternative sources are not currently available. Even where alternative vendors are available, a significant amount of time would be required to qualify an additional vendor in the case of certain of the Company's other components. The Company does not maintain long-term supply agreements with any of these vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's business, financial condition and results of operations. For example, the Company relies on Motorola as the sole source of microcontrollers, which are critical components in the Company's products. The sole source risk associated with microcontrollers from Motorola is heightened during transitions from one generation of microcontrollers to the next given the lack of safety stock available during these transitions. In the event Motorola were to stop shipment of the microcontroller for any reason, the time to design and qualify an alternative source would be approximately nine to twelve months. The Company's reliance on Motorola as its sole source of microcontrollers exposes the Company to interruptions of supply that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is continuing to identify and establish second sources for its key single and sole source component vendors as sales volumes increase.

         Patents, Proprietary Rights and Related Litigation. The Company relies on a combination of patents, mask work protection, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that there will not be any disputes regarding the Company's intellectual property rights. Specifically, there can be no assurance that any patents held by the Company will not be invalidated, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

         From time to time the Company has been notified and its foundries may in the future be notified, of claims that they may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology, or to expend substantial resources redesigning its products to eliminate the infringement. There can be no assurance that the Company would be successful in redesigning its products or that such licenses would be available under reasonable terms, and any such development or license could require expenditures by the Company of substantial time and other resources.

         The Company has notified IBM Microelectronics, Samsung Electronics Company Ltd. ("Samsung") and Toshiba Corporation ("Toshiba") that the Company believes certain of their existing or announced products infringe certain of the Company's patents. In response to the Company's allegations of infringement of five of the Company's patents, Samsung has filed a complaint in October 1995 accusing the Company of infringing two of its patents, seeking declaratory relief with respect to these five Company patents and alleging unspecified damages for certain other related claims. As written, the complaint potentially implicates products that comprise substantially all of the Company's revenues for 1995. The Company has received opinions from its Patent Counsel that, based on information currently known, the Company's products do not infringe one of these Samsung patents and that, based on certain assumptions as to how Samsung would claim infringement, the particular patent claim in the other Samsung patent that Samsung has accused the Company of infringing is invalid and that the Company's products do not infringe any of the other claims of such patent. Nonetheless, the Company anticipates that Samsung will continue to pursue litigation with respect to these claims. SanDisk filed its answer to Samsung's complaint in March 1996. At that time, SanDisk asserted a number of counterclaims based on Samsung's alleged infringement of three SanDisk patents.

          On January 11, 1996, the Company filed a complaint against Samsung with the United States International Trade Commission alleging that Samsung and its U.S. sales arm, are importing and selling products that infringe two of the Company's patents. By its Complaint, the Company seeks a judgment by the International Trade Commission that Samsung is infringing the Company's patents and an Order precluding Samsung from importing those infringing products into the United States. The U.S. International Trade Commission initiated an investigation based upon the Company's complaint against Samsung and is expected to begin its hearings in September 1996. A decision is expected by the end of this year. The Company intends to vigorously enforce its patents against Samsung, but there can be no assurance that these efforts will be successful.

         As is common in the industry, the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. For example, in 1995 one of the Company's customers with which the Company has an indemnification obligation was served with a complaint alleging patent infringement with respect to a product manufactured by the Company. Although the Company has received an opinion from its Patent Counsel that, based on certain assumptions as to how the plaintiff would claim infringement, the Company's products do not infringe any valid claim under this patent, the Company anticipates that the plaintiff will continue to pursue this litigation. Third party claims for patent infringement are excluded from coverage under the Company's insurance policies. There can be no assurance that the Company's obligation to indemnify this customer, or any future obligation to indemnify its customers or suppliers, will not have a material adverse effect on the Company's business, financial condition and results of operations.

         If any third party patents are deemed to be valid and infringed by the Company's products, the Company would be required to obtain a license to the patents or to redesign its products to eliminate the infringement. Such a redesign effort, if possible, could result in substantial delays in marketing its products and in significant costs. There can be no assurance that the Company could successfully design around the technology in question or that it could obtain a license to the infringed patents on reasonable terms, or at all. The Company's inability to design around a valid patent or to obtain a license on reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

         To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation with one or more third parties, including but not limited to those the Company has notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company. Any litigation, whether as a plaintiff or as a defendant, would likely result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology.

         In addition to litigation, the Company may need to license some or all of its patent portfolio to be able to obtain cross-licenses to the patents of others. In October 1995, the Company entered into a cross-license agreement with Intel Corporation ("Intel"). There can be no assurance that any other licenses will be available on commercially reasonable terms, or at all. Moreover, any such cross-licenses could result in more rapid and intense competition for the Company's products, by much larger and better financed competitors. Any such limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products, or payments of license fees or licenses of Company rights to others could have a material adverse effect on the Company's business, financial condition and results of operations.

         Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition. The flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. The Company's competitors include many large domestic and international companies that have greater access to foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative data storage solutions that may be less costly or provide additional features. In addition, competition will increase to the extent that the Company determines to license its patents to certain of its competitors in order to gain licenses to their patents. For example, in October 1995, the Company entered into a patent cross-license agreement with Intel pursuant to which each party is entitled to manufacture and sell products that incorporate technology covered by their respective patents related to flash memory devices. Increased competition could have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company  recently settled patent  infringement  issues relating to features embodied in M-Systems' TFFS and FTL technology. Subsequent to the M-System's settlement, the PCMCIA standards committee adopted FTL technology as part of the PCMCIA standard, which enables flash file system software to operate with linear flash cards. Intel recently announced the Miniature Card and Toshiba announced the Solid-State Floppy Disk Card (SSFDC). Both products are aimed at the mass storage market for consumer applications, such as digital filmless cameras. The Company expects these products to compete against its CompactFlash
(TM) product. A manufacturer of digital cameras wishing to design any one of these three alternatives as removable "digital film" will eliminate the other two from use in their product, since all three are mechanically and electronically incompatible with each other. Competition to win the initial design-in is therefore expected to be fierce. Due to the high price sensitivity in the market for consumer products, aggressive price competition is expected for these applications. Such competition may result in lower gross margins in future quarters, should the relative percentage of sales of CompactFlash(TM) products increase.

         Dependence on Emerging Markets and New Products. The Company's success depends to a significant extent upon the development of emerging and new applications and markets for flash data storage systems, as well as on its ability to introduce commercially attractive and competitively priced new products on a timely basis and to reduce production costs of existing products. There can be no assurance that new applications or markets for flash data storage will develop as expected by the Company or that prospective customers developing products for any such markets will design the Company's products into their products and successfully introduce such products. In addition, there can be no assurance that the Company's new products, including its CompactFlash (TM) or Flash ChipSet products, will achieve market acceptance. The failure of new applications or markets to develop or the failure of new markets to be receptive to the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that continued significant expenditures for research and development will be required in the future. In particular, the Company intends to develop new products with increased memory capacity at lower prices, which the Company believes will be essential to its ability to remain competitive. There can be no assurance that these products will be successfully developed or will achieve market acceptance, or that the Company will be successful in identifying new product opportunities and develop and bring new products to market in a timely manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of any of the Company's new product development efforts or lack of market acceptance of such products would have a material adverse effect on the Company's business, financial condition and results of operations.

         Development of Double Density Flash. Since its inception, the Company has been developing double density flash ("D2 flash"), a new flash system design to store two bits in each flash memory cell. The Company believes that D2 flash will be important to the Company's ability to increase the capacity and decrease the cost of certain of its products, maintain its competitive advantage, broaden its target markets and attract strategic partners. The implementation of D2 flash in a production environment is currently planned for the second half of 1997 and will be highly complex. There can be no assurance that reliable and cost effective D2 flash products can be designed or, if designed, manufactured reliably in commercial volumes and with yields sufficient to result in a lower cost per megabyte. Furthermore, flash data storage products designed with D2 flash are expected, at least initially, to exhibit slower performance versus the Company's existing products when writing data into memory. This may preclude their use in certain applications. The failure of the Company to successfully design and manufacture D2 flash devices could have a material adverse effect on the Company's business, financial condition and results of operations.

         Customer Concentration. A limited number of customers historically have accounted for a substantial portion of the Company's revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. Sales to the Company's customers are generally made pursuant to standard purchase orders rather than long-term contracts. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this variability to continue as certain customers increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customers' products. Beginning in 1997, if Seagate exercises its option to market the Company's products, the Company and Seagate will coordinate their efforts so that approximately one-third of the Company's worldwide net revenues would be generated from sales of the Company's flash products through Seagate.

         International Operations. All of the Company's wafers are, and for the foreseeable future will be, produced by foreign foundries. Because the Company currently purchases the majority of its flash wafers in Japanese Yen at a set price, fluctuations in currencies could materially adversely affect the Company's business, financial condition and results of operations. Due to its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. In addition, since most of the Company's international sales are denominated in U.S. dollars, the Company's products may be less competitive in countries with currencies declining in value against the dollar. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

         Possible Volatility of Stock Price. The Company believes that future announcements concerning the Company, its competitors or its principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts, may cause the market price of the Common Stock to fluctuate substantially. In addition, an aggregate of approximately 18,185,920 shares of Common Stock became eligible for sale in May 1996 after the expiration of lock-up agreements. Sales of substantial amounts of the Company's outstanding Common Stock in the public market could materially adversely affect the market price of the Common Stock. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations as well as general economic, political and market conditions such as recessions or international currency fluctuations, may materially adversely affect the market price of the Common Stock.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this item is set forth in Note 5 of the Condensed Consolidated Financial Statements on page 7 of this Form 10-Q for the quarterly period ended June 30, 1996, and is hereby incorporated by reference.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on April 24, 1996, the following individuals were elected to the Board of Directors:

                                           Votes For       Votes Withheld

           William V. Campbell              11,995,564          26,257
           Irwin Federman                   11,995,564          26,257
           Catherine P. Goodrich            11,991,064          30,757
           Eli Harari                       11,995,564          26,257
           James D. Meindl                  11,991,064          30,757
           Joseph Rizzi                     11,995,564          26,257
           Alan F. Shugart                  11,994,864          26,957

The following proposal was approved at the Company's Annual Meeting:

                                               Affirmative  Negative   Votes
                                                  Votes      Votes    Withheld
                                               ----------- ---------  --------
Ratify the appointment of Ernst & Young LLP
LLP as independent auditors for the fiscal
year ending December 31, 1996                   12,000,111     9,214    12,496


Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

      Exhibit
      Number                                       Exhibit Title
        3.1*       Certificate of Incorporation of the Registrant, as amended to date.
        3.2*       Form of Amended and Restated Certificate of Incorporation of the Registrant
        3.3*       Bylaws of the Registrant, as amended.
        3.4*       Form of Amended and Restated Bylaws of the Registrant
        4.1*       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
        4.3*       Amended and Restated Registration Rights Agreement, among the
                   Registrant  and the  investors  and founders  named  therein, dated March 3, 1995.
        4.4*       Amendment No. 1 to the Stock Purchase Agreements among the Registrant and the holders of Series A, B and D Preferred Stock, and certain holders of Series E Preferred
                   Stock, dated January 15, 1993.
        4.5*       Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993.
        4.6*       Amendment Agreement between Seagate Technology, Inc. and the Registrant, dated
                   August 23, 1995.
        4.7*       Form of Stock Purchase Agreement between the Registrant and Seagate Technology, Inc.
        9.1*       Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.
       10.1*       Form of Indemnification Agreement entered into between the Registrant and its directors and officers.
       10.2*+      Foundry Agreement between Matsushita Electronics Corporation, Matsushita
                   Electronic Industrial Co., Ltd. and the Registrant, dated May 20, 1992.
       10.3*+      Amendment No. 1 to MEC/SunDisk Foundry Agreement, between Matsushita Electronics
                   Corporation, Matsushita Electronic Industrial Co., Ltd. and the Registrant, dated
                   April 17, 1995.
       10.4*+      Foundry Agreement between Goldstar Electron Co., Ltd. and the Registrant, dated
                   October 13, 1993.
       10.5*+      Amendment No. 1 to the Foundry Agreement between Goldstar Electron Co., Ltd. and the Registrant, dated May 10, 1994.
       10.6*+      SanDisk/Goldstar Technical Collaboration Agreement between Goldstar Electron
                   Co., Ltd. and the Registrant, dated March 25, 1994.
       10.7*+      Joint Development Agreement between NEC Corporation and the Registrant, dated
                   June 20, 1994.
       10.8*+      Joint Cooperation Agreement between the Registrant and Seagate Technology, Inc., dated January 15, 1993.
       10.9*+      Amendment and  Termination  Agreement  between the Registrant and Seagate Technology, Inc., dated October 28, 1994.
       10.10*      License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988
       10.11*      Lease Agreement between the Registrant and A&P Family Investments, dated June 24,
                   1991,  as amended on February  26,  1992,  January 31,  1994,
                   January 30, 1995 and April 7, 1995.
       10.12*      Business Loan  Agreement  between the  Registrant and Silicon
                   Valley  Bank,  dated July 31, 1992,  as modified  February 8,
                   1995 and July 27, 1995.
       10.13*      1989 Stock Benefit Plan.
       10.14*      1995 Stock Option Plan.
       10.15*      Employee Stock Purchase Plan.
       10.16*      1995 Non-Employee Directors Stock Option Plan.
       10.17*      Patent Cross License Agreement between the Registrant and Intel Corporation, dated October 12, 1995.
      10.18**      Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.
       10.19       Business loan agreement  between the  Registrant  and Union Bank of  California,  dated July 3,
                   1996.
        11.1       Computation of Earnings Per Share (three and six months ended June 30, 1996).
       21.1*       Subsidiaries of the Registrant.
        27.1       Financial Data Schedule for six months ended June 30, 1996 (In EDGAR format only)


- - ----------

*    Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).

**   Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K

+    Confidential treatment granted as to certain portions of these exhibits.


         B.  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SanDisk Corporation
                               (Registrant)




                               By:     /s/ Cindy L. Burgdorf
                                       ---------------------
                                       Cindy L. Burgdorf
                                       Chief Financial Officer,
                                       Senior Vice President, Finance and
                                       Administration and Secretary


DATED:        August 14, 1996