Form 10-Q
period 1996-09-30
SANDISK CORP
filed 1996-11-14
CIK 1000180

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
     X Quarterly report pursuant to Section 13 or 15(d) of the Securities ------------ Exchange Act of 1934 for the quarterly period ended
             September 30, 1996

                                       OR

             Transition report pursuant to Section 13 or 15(d) of the Securities ------------ Exchange Act of 1934 for the transition period from ________
             to ________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996

     Common Stock, $.01 par value                          22,269,016
     ----------------------------                          ----------
                 Class                                  Number of shares

                               SanDisk Corporation

                                      Index



                          PART I. FINANCIAL INFORMATION

                                                                       Page No.
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
              September 30, 1996 and December 31, 1995................... 3

          Condensed Consolidated Statements of Operations
              Three and nine months ended September 30, 1996 and 1995.... 4

          Condensed Consolidated Statement of Cash Flows
              Nine months ended September 30, 1996 and 1995.............. 5

          Notes to Condensed Consolidated Financial Statements........... 6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................. 8


                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................. 19

Item 2.   Changes in Securities......................................... 19

Item 3.   Defaults upon Senior Securities............................... 19

Item 4.   Submission of Matters to a Vote of Security Holders........... 19

Item 5.   Other Information............................................. 19

Item 6.   Exhibits and Reports on Form 8-K.............................. 20

          Signatures.................................................... 22

                         PART I. FINANCIAL INFORMATION
                               SanDisk Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


 ASSETS                                       September 30,     December 31,
                                                  1996             1995
                                              (unaudited)
Current Assets:

   Cash and cash equivalents                   $  26,301          $ 27,255
   Short-term investments                         48,904            41,140
   Accounts receivable, net                        9,835             8,428
   Inventories, net                                9,117            10,411
   Prepaid expenses and other current assets         724               534
                                               ---------          --------
Total current assets                              94,881            87,768

Property and equipment, net                        8,638             4,254
Deposits and other assets                            347               125
                                               ---------          --------
          Total Assets                         $ 103,866          $ 92,147
                                               =========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                            $   8,655          $  9,053
   Accrued payroll and related expenses            2,804             1,946
   Accrued warranty                                  668               917
   Other accrued liabilities                       2,416             1,847
   Deferred revenue                                6,046             5,905
   Current obligations under capital leases            0                98
                                               ---------          --------
Total current liabilities                         20,589            19,766

Stockholders' Equity:

Common stock                                      98,149            97,294
Accumulated deficit                              (14,872)          (24,913)
                                               ---------          --------
Total stockholders' equity                        83,277            72,381

          Total Liabilities and
                                               ---------          --------
          Stockholders' Equity                 $ 103,866          $ 92,147
                                               =========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Operations
                (In thousands, except per share data; unaudited)


                                           Three months ended  Nine months ended
                                              September 30,       September 30,
                                              1996      1995      1996      1995
                                           -------   -------   -------   -------

Revenues                                   $26,048   $16,886   $71,349   $43,593
Cost of sales                               15,759    10,048    43,538    24,748
                                           -------   -------   -------   -------
Gross profits                               10,289     6,838    27,811    18,845

Operating expenses:
   Research and development                  2,735     2,192     7,280     6,019
   Sales and marketing                       2,161     1,691     6,467     4,816
   General and administrative                2,279       950     5,580     2,546
                                           -------   -------   -------   -------
Total operating expenses                     7,175     4,833    19,327    13,381

Operating income                             3,114     2,005     8,484     5,464

Interest and other income, net                 799       373     2,320     1,120
                                           -------   -------   -------   -------
Income before taxes                          3,913     2,378    10,804     6,584

Provision for income taxes                     270        81       702       261
                                           =======   =======   =======   =======
Net income                                 $ 3,643   $ 2,297   $10,102   $ 6,323
                                           =======   =======   =======   =======

Primary net income per share               $  0.15   $  0.38   $  0.42   $  1.11
                                           =======   =======   =======   =======

Fully diluted net income per share         $  0.15   $  0.11   $  0.42   $  0.31
                                           =======   =======   =======   =======

Shares used in computing primary
net income per share                        24,268     5,968    24,204     5,695
                                           =======   =======   =======   =======

Shares used in computing fully diluted
net income per share                        24,268    20,530    24,204    20,193
                                           =======   =======   =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Cash Flows
                            (In thousands; unaudited)

                                                             Nine Months ended
                                                                September 30,
                                                               1996        1995
                                                           --------    --------
Cash flows from operating activities:
Net income                                                 $ 10,102    $  6,323
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                         1,641       1,165
        Accounts receivable, net                             (1,407)     (3,834)
        Inventory                                             1,294      (2,645)
        Prepaids and other assets                              (412)       (864)
        Accounts payable                                       (398)      4,368
        Accrued payroll and related expenses                    858         861
        Accrued warranty                                       (249)        196
        Other accrued liabilities                               569       1,096
        Deferred revenue                                        141         738
                                                           --------    --------
            Total adjustments                                 2,037       1,081

                                                           --------    --------
     Net cash provided by operating activities               12,139       7,404

Cash flows from investing activities:
        Purchases of short term investments                 (34,520)    (17,267)
        Proceeds from sale of short term investments         26,695       8,108
        Acquisition of capital equipment                     (6,025)     (3,000)
                                                           --------    --------
     Net cash used in investing activities                  (13,850)    (12,159)

Cash flows from financing activities:
        Principal payments under capital leases                 (98)       (435)
        Sale of convertible preferred stock                    --         6,215
        Sale of common stock, net of repurchases                855          82
                                                           --------    --------
     Net cash provided by financing activities                  757       5,862

                                                           --------    --------
Net increase (decrease) in cash and cash equivalents           (954)      1,107

Cash and cash equivalents at beginning of period             27,255      11,109

                                                           ========    ========
Cash and cash equivalents at end of period                 $ 26,301    $ 12,216
                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and Subsidiaries (the "Company") as of September 30, 1996, including the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for the year ended December 31, 1995. The year-end condensed consolidated balance sheet data as of December 31, 1995 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the three and nine month periods ended September 30, 1996 and the statement of cash flows for the nine months ended September 30, 1996 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The third fiscal quarter of 1996 and 1995 ended on September 29, 1996 and October 1, 1995, respectively. Fiscal year 1995 ended on December 31, 1995. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3.   The components of inventory consist of the following:


                                  September 30,  December 31,
                                       1996           1995
                                    -------        -------
                                         (In thousands)
                  Raw materials     $ 2,670        $ 2,753
                  Work-in-process     5,491          6,921
                  Finished goods        956            737
                                    -------        -------
                                    $ 9,117        $10,411
                                    =======        =======

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

     On January 11, 1996, the Company filed a complaint against Samsung with the United States International Trade Commission alleging that Samsung and its U.S. subsidiary, are importing and selling products that infringe two of the Company's patents. By its complaint, the Company seeks a judgment by the International Trade Commission that Samsung is infringing the Company's patents and an order precluding Samsung from importing those infringing products into the United States. The U.S. International Trade Commission completed its hearings on this matter in October 1996. A decision is expected in the first half of 1997. The Company intends to vigorously enforce its patents against Samsung, but there can be no assurance that these efforts will be successful.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements regarding expected possible price competition, future sales mix (product and channel), average selling prices, inventory levels, gross margins and the company's customer base. Such statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form 10-K for the year ended December 31, 1995 under the heading "Risk Factors", that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update these forward looking statements to reflect events or circumstances occurring after the date hereof.

Results of Operations

     Revenues. Revenues for the third quarter of fiscal 1996 increased 54% to $26.0 million compared to $16.9 million for the same period of the previous year. The increase for the three month period ended September 30, 1996 was primarily due to increased sales of Chipset and CompactFlash(TM) products. Unit sales of FlashDisk products for the third quarter of 1996 increased 39% compared to the same period of 1995, however, revenues from FlashDisk products declined slightly due to lower average selling prices. Unit sales of all products for the third quarter of 1996 increased 97% compared to the third quarter of 1995. This growth in unit volume was offset by a decrease in average selling prices of approximately 30%. Revenues for the first nine months of fiscal 1996 increased 64% to $71.3 million compared to $43.6 million for the same period in 1995. The increase in revenues for the nine month period ended September 30, 1996 was primarily due to increased sales of the Company's Chipset, CompactFlash(TM) and FlashDisk products. For the first nine months of 1996, unit volumes increased 140% and average selling prices declined 37% compared to the same period in 1995. Revenues for the three and nine month periods ended September 30, 1996 also included royalties from a patent cross-license agreement that was entered into during the fourth quarter of 1995.

     Approximately 24% of revenues in the third quarter and 19% of revenues for the nine month period ended September 30, 1996 was related to applications destined for consumers (such as digital cameras). There is no assurance that sales into the consumer products market will continue to represent a significant portion of the Company's revenues, particularly on a quarter to quarter basis. Many of the consumer products that incorporate SanDisk's flash memory are new and the success of these products is still uncertain. As the consumer markets develop, competition is expected to increase, which could cause lower average selling prices and decreased gross margins on units shipped into these markets. In addition to the consumer market, the Company sells products to the industrial, highly portable computing and telecommunications markets. The mix of sales to these key markets varies from quarter to quarter and may vary in the future.

     Export sales represented 61% of revenues in the third quarter of 1996 and 54% of revenues for the nine months ended September 30, 1996 compared with 48% and 54%, respectively, for the same periods of the previous year. The Company's top ten customers accounted for 72% of total revenues for the third quarter of 1996 compared with 79% in the third quarter of 1995. The Company expects sales of its products to a limited number of customers to continue to account for a substantial portion of its revenues for the foreseeable future.

     Order visibility weakened during the third quarter of 1996. SanDisk's OEM customers in the emerging consumer markets are still experiencing difficulty gauging the initial market demand for their new products. The Company is also experiencing a shift in its customer order profile. The current market situation of ready availability, coupled with rapid price declines of semiconductor memories, have led customers to expect ever shorter lead-times. Consequently, the turns component of the Company's quarterly business is increasing. To adapt to these evolving market conditions, the Company shifted to more in-house manufacturing in the third quarter to reduce costs and lead times and to position itself to respond quickly to changes in customer demand. The current limited visibility of orders could continue for the next several quarters.

     Gross Profits. In the third quarter of 1996, gross profits increased 50% to $10.3 million, or 39.5% of revenues, compared to $6.8 million, or 40.5% of revenues, for the same period of the previous year. Gross profits for the nine month period ended September 30, 1996 increased 48% to $27.8 million, or 39.0% of revenues from $18.8 million, or 43.2% of revenues for the comparable period of 1995. SanDisk completed its transition from 16Mbit to 32Mbit technology during the third quarter of 1996. For the three and nine month periods ended September 30, 1996, 32Mbit products accounted for approximately 86% and 75%, respectively, of the Company's unit shipments. Product gross margins declined in 1996 due to lower average selling prices. Revenues from patent cross-license royalties partially offset the lower product gross margins in 1996. The Company expects price competition to increase in the future, which is likely to result in decreased average selling prices and may result in lower gross margins.


     Operating Expenses. Research and development, sales and marketing, and general and administrative expenses increased by $2.3 million, or 48%, during the third quarter of 1996 and by $5.9 million, or 44%, for the nine month period ended September 30, 1996 compared to the same periods of 1995. Operating expenses declined as a percentage of revenues to 28% from 29% for the three months ended September 30, 1996 and to 27% from 31% for the nine months ended September 30, 1996 compared to the same periods in 1995. Salaries and payroll related expenses increased for the three and nine month periods ended September 30, 1996 due to higher headcount in all organizations compared to the same periods of the previous fiscal year. Legal fees related to the defense of SanDisk's patents were significant in the third quarter of 1996. The Company spent approximately $1.0 million on patent related litigation during the quarter. A substantial portion of these expenses related to the SanDisk's ITC complaint against Samsung Electronics Company. The ITC completed its hearings in this matter in early October 1996. See Note 5 to the Company's financial statements contained in Item 1 of this report. Increased professional fees associated with investor relations activities also contributed to the increases in general and administrative expenses.

     Interest and Other Income, Net. Interest and other income, net, increased $426,000 for the three months ended September 30, 1996 and $1.2 million for the nine months ended September 30, 1996 compared to the same periods of 1995. This was primarily due to increased investment balances associated with the proceeds of SanDisk's initial public offering.

     Provision for Income Taxes. The Company recorded a provision for income taxes at a 6.5% effective tax rate for the first nine months of 1996 compared to a 4% effective tax rate for the same period of 1995. The Company anticipates that its effective tax rate will continue to increase over the next several quarters, but will be less than the statutory rate due to the utilization of net operating loss and tax credit carryforwards.


Liquidity and Capital Resources

     As of September 30, 1996, the Company had working capital of $74.3 million, which included $26.3 million in cash and cash equivalents and $48.9 million in short term investments. The Company also has a line of credit with a commercial bank under which it can borrow up to $10 million. The line of credit expires in July 1997. As of September 30, 1996, the Company had $6.2 million committed under the line of credit facility for standby letters of credit.

     Operating activities provided $12.1 million of cash during the first nine months of 1996. The increase was primarily due to net income of $10.1 million and a decline in inventory of $1.3 million which were partially offset by an increase in accounts receivable of $1.4 million. Cash used in investing activities was $13.8 million for the nine months ended September 30, 1996 which included net purchases of short term investments of $7.8 million. Capital equipment additions of $6.0 million included leasehold improvements on SanDisk's new Sunnyvale headquarters facility, purchase of the surface mount production line and the construction of test equipment for production of 32Mbit products.

     During the third quarter of 1996, the Company's net inventory decreased due to shorter manufacturing cycle times and revaluation of the inventory to reflect the lower costs. The Company anticipates net inventory to increase in the fourth quarter, in line with the Company's strategy to establish a strategic buffer inventory of critical or sole-sourced components.

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


Impact of Currency Exchange Rates

     The Company currently purchases wafers from Matsushita under purchase contracts denominated in yen. A portion of the Company's revenues are also denominated in yen. Foreign exchange exposures arising from the Company's yen denominated commitments and related accounts payable are offset to the extent the Company has yen denominated accounts receivable and cash balances. To the extent such foreign exchange exposures are not offset, the Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At September 30, 1996, there were no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.


Risk Factors

     Fluctuations in Operating Results. SanDisk's operating results are subject to quarterly and annual fluctuations due to a variety of factors. The Company has very limited visibility with respect to anticipated operating results for any given quarter, even during the quarter in question. In addition, the Company is requesting customers to qualify its new products based on the 32Mbit wafers produced by LG Semicon (formerly Goldstar Electron). Any delays in customer qualifications or product acceptance could negatively impact revenues during the next several quarters.

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

     Order visibility weakened during the third quarter of 1996. SanDisk's OEM customers in the emerging consumer markets are still experiencing difficulty gauging the initial market demand for their new products. The Company is also experiencing a shift in its customer order profile. The current market situation of ready availability, coupled with rapid price declines of semiconductor memories, have led customers to expect ever shorter lead-times. Consequently, the turns component of the Company's quarterly business is increasing. To adapt to these evolving market conditions, the Company shifted to more in-house manufacturing in the third quarter to reduce costs and lead times and to position itself to respond quickly to changes in customer demand. The current limited visibility of orders could continue for the next several quarters.

     Due to the emerging nature of the Company's markets and certain planned product transitions, it is difficult for the Company to forecast future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle time, the Company is required to order wafers from its foundries approximately six months in advance of the ultimate shipment of its products. Under the Company's wafer supply agreements, there are limits on the number of wafers the Company can order and the Company's ability to change that quantity is restricted. Accordingly, the Company's ability to react to significant fluctuations in demand for its products is limited. As a result, the Company is not able to match its purchases of wafers to specific customer orders and therefore, the Company may take provisions for potential excess inventory purchased prior to the receipt of customer orders. These provisions decrease gross margins in the quarter reported and can result in significant fluctuations in gross margins on a quarter to quarter basis. As demand for the Company's products has increased and its manufacturing cycle time has decreased over the past 12 months, the Company's ability to respond to changes in customer demand has improved. However, there can be no assurance that future gross margin volatility will not reoccur as a result of the Company's inability to match supply with demand or for other reasons.

     During the first and second calendar quarters of 1996, the price of dynamic random access memory (DRAM) decreased dramatically, in some cases by 75%. All DRAM suppliers were adversely impacted, including the Company's two Flash foundry suppliers, which now have excess capacity of foundry wafers that can be made available to the Company at reduced prices. Such reduced wafer prices should help the Company to accelerate its cost reduction efforts. However, because SanDisk values its inventory on a lower of cost or market basis, these cost reductions may have an adverse effect on the Company's gross margins and results of operations in the fourth quarter of 1996 and the first quarter of 1997 as the Company's inventory is written down to reflect the lower wafer costs. Due to the highly competitive nature of the DRAM business, there can be no assurance that wafer costs will remain low or that increased capacities will remain available.

     Dependence on Third Party Foundries. All of the Company's products require silicon wafers, which are currently supplied by Matsushita in Japan and LG Semicon in Korea, which was qualified as a second foundry source in late 1995. The Company is dependent on Matsushita and LG Semicon to produce wafers of acceptable quality and with acceptable manufacturing yields, to deliver those wafers to the Company on a timely basis and to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs. On occasion, the Company has experienced difficulties in each of these areas. The loss or reduction of capacity from Matsushita and LG Semicon or the inability to qualify or receive the anticipated level of capacity from Matsushita and LG Semicon could have a material adverse effect on the Company's business, financial condition and results of operations. Each time a new foundry is brought into operation, it typically requires several months before acceptable quality and manufacturing yields are achieved. There can be no assurance that Matsushita and LG Semicon will be able to maintain acceptable yields or that they will continue to deliver sufficient quantities of wafers on a timely basis.

     Under the Company's wafer supply agreements with Matsushita and LG Semicon, the Company is obligated monthly to provide a rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. This limits the Company's ability to react to any significant fluctuations in demand for its products. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The wafer supply agreements with Matsushita and LG Semicon each include a target number of wafers to be delivered per month that is substantially higher than the level of supply from either foundry as of September 30, 1996. To the extent the Company is unable to obtain scheduled quantities of wafers from Matsushita or LG Semicon with planned yields, the Company's business, financial condition and results of operations could be negatively impacted.

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

     SanDisk has received recent indications from its foundries that additional capacity is available. Finished goods inventory levels increased during the first nine months of 1996 and the Company is now quoting average delivery times of two to six weeks. There can be no assurance, however, that this situation will continue.

     Risks Associated with Transitioning to New Products and Processes. Successive generations of the Company's products incorporate semiconductor devices with greater memory capacity per chip. In addition, the Company is continually involved in joint development with its foundries to produce semiconductor devices based upon smaller geometry manufacturing processes. Both the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes are important determinants of the Company's ability to decrease the cost per megabyte of its flash data storage products. The utilization of semiconductor devices with greater memory capacity and the design and implementation of new semiconductor manufacturing processes can entail a number of problems, including lower yields associated with semiconductor device production, problems associated with design and manufacture of products to incorporate such devices, and production delays. There can be no assurance that such devices or processes will be successfully developed by the Company. For example, the Company discovered and successfully corrected a design flaw in its new Flash ChipSet product in the fourth quarter of 1995. As a result of delays in supplying this product to a major customer, this customer canceled approximately $500,000 of product orders that were scheduled for delivery in the fourth quarter of 1995. The Company shipped the majority of its backlog scheduled for this customer during the fourth quarter of 1995 and no additional order cancellations were received. However, there can be no assurance that the Company will not experience similar problems in the future that could have a material adverse effect on the Company's business, financial condition and results of operations.

     During the first quarter of 1996, the Company began receiving 32Mbit devices from LG Semicon and began the qualification of this process, which it completed in October 1996. During the third quarter of 1996, the Company began production of the 32Mbit devices at LG Semicon. High density flash memory, such as the 32Mbit, is a complex technology requiring tight manufacturing controls and effective test screens. The production ramp up period for a flash device at a new foundry is particularly prone to problems which can impact both reliability and yields exposing the Company to increased manufacturing costs. Any problems experienced by the Company in its current or future transitions to higher capacity memory devices or to new semiconductor manufacturing processes could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Manufacturing Yields. The fabrication of the Company's products is a complex and precise process requiring wafers that are produced in a highly controlled and clean environment. Semiconductor companies supplying the Company with wafers periodically have experienced problems in achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function both of design technology, which is developed by the Company, and process technology, which is typically proprietary to the foundry. Because low yields may result from either design or process technology failures, yield problems may not be effectively determined or improved until an actual product exists that can be analyzed and tested to recognize process sensitivities in relation to the design rules that are used. As a result, yield problems may not be identified until well into the production process and would require cooperation by and communication between the Company and the foundry for resolution. This risk is increased due to the fact that the Company receives its wafers from independent offshore foundries, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. At the end of the third quarter of 1996, the Company experienced manufacturing related difficulties at both of its wafer foundries suppliers, which resulted in reductions in effective yields of between 5% and 10%. The Company and its foundries identified the issues and corrective steps are being implemented. There can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key and Sole Source Suppliers. The majority of the memory components of the Company's products are assembled by Alphatec in Manteca, California. The majority of the controller sub-assemblies for the Company's products are assembled by ATI in Milpitas, California. In the third quarter of 1996, the Company stopped using GSS Array in Thailand and Anam in Korea and installed its own surface mount line in its new Sunnyvale facility. The Company expects to do a substantial portion of its assembly on this new line. The remainder will be done by other third party subcontractors. Unexpected costs or delays in bringing the surface mount line to full production capability could adversely affect the Company's results from operations in the fourth quarter of 1996. The Company also has no long term agreement with Alphatec. As a result of this reliance on third party subcontractors for assembly of a portion its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacture or assembly of the Company's products. Any problems associated with the delivery, quality or cost of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company purchases several key components from sole or single source vendors for which alternative sources are not currently available. Even where alternative vendors are available, a significant amount of time would be required to qualify an additional vendor in the case of certain of the Company's other components. The Company does not maintain long-term supply agreements with any of these vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's business, financial condition and results of operations. For example, the Company relies on Motorola as the sole source of microcontrollers, which are critical components in the Company's products. The sole source risk associated with microcontrollers from Motorola is heightened during transitions from one generation of microcontrollers to the next given the lack of safety stock available during these transitions. In the event Motorola were to stop shipment of microcontrollers for any reason, the time to design and qualify an alternative source would be approximately nine to twelve months. The Company's reliance on Motorola as its sole source of microcontrollers exposes the Company to interruptions of supply that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is continuing to identify and establish second sources for its key single and sole source component vendors as sales volumes increase.

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

     The Company has notified IBM Microelectronics, Samsung Electronics Company Ltd. ("Samsung") and Toshiba Corporation ("Toshiba") that the Company believes certain of their existing or announced products infringe certain of the Company's patents. In addition, from time to time, the Company has entered into discussions with other companies regarding potential cross-license agreements for the Company's patents.

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

     On January 11, 1996, the Company filed a complaint against Samsung with the United States International Trade Commission alleging that Samsung and its U.S. sales arm, are importing and selling products that infringe two of the Company's patents. By its Complaint, the Company seeks a judgment by the International Trade Commission that Samsung is infringing the Company's patents and an order precluding Samsung from importing those infringing products into the United States. The U.S. International Trade Commission completed its hearing on this matter in October 1996. A decision is expected in the first half of 1997. The Company intends to vigorously enforce its patents against Samsung, but there can be no assurance that these efforts will be successful.

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

     Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Legal fees associated with the Samsung ITC hearings were approximately $1.0 million in both the second and third quarters of 1996. While these expenses are expected to decline in the fourth quarter of 1996, they will remain significant. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company recently settled patent infringement issues relating to features embodied in M-Systems' TFFS and FTL technology. Subsequent to the M-System's settlement, the PCMCIA standards committee adopted FTL technology as part of the PCMCIA standard, which enables flash file system software to operate with linear flash cards. Intel has announced the Miniature Card and Toshiba announced the Solid-State Floppy Disk Card (SSFDC). Both products are aimed at the mass storage market for consumer applications, such as digital filmless cameras. The Company expects these products to compete against its CompactFlash
(TM) product. A manufacturer of digital cameras wishing to design any one of these three alternatives as removable "digital film" will eliminate the other two from use in their product, since all three are mechanically and electronically incompatible with each other. Competition to win the initial design-in is therefore expected to be fierce. Due to the high price sensitivity in the market for consumer products, aggressive price competition is expected for these applications. Such competition may result in lower gross margins in future quarters, should the relative percentage of sales of CompactFlash(TM) products increase.

     In the third quarter of 1996, the Company experienced strong competition from Toshiba's SSFDC 2 Mbyte product. The Company also believes that Samsung has begun shipment of competing 32Mbit NAND flash products.

     Dependence on Emerging Markets and New Products. The Company's success depends to a significant extent upon the development of emerging and new applications and markets for flash data storage systems, as well as on its ability to introduce commercially attractive and competitively priced new products on a timely basis and to reduce production costs of existing products. There can be no assurance that new applications or markets for flash data storage will develop as expected by the Company or that prospective customers developing products for any such markets will design the Company's products into their products and successfully introduce such products. In addition, there can be no assurance that the Company's new products, including its CompactFlash(TM) or Flash ChipSet products, will achieve market acceptance. The failure of new applications or markets to develop or the failure of new markets to be receptive to the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Development of Double Density Flash. On November 6, 1996, the Company announced its first 64Mbit products based on double density flash ("D2 flash") technology, a new flash system designed to store two bits in each flash memory cell. The Company believes that D2 flash will be important to the Company's ability to increase the capacity and decrease the cost of certain of its products, maintain its competitive advantage, broaden its target markets and attract strategic partners. The Company does not expect to generate significant revenues from sales of 64Mbit products in the first half of 1997. The implementation of D2 flash in a production environment is currently planned for the second half of 1997 and will be highly complex. There can be no assurance that reliable and cost effective D2 flash products can be manufactured reliably in commercial volumes and with yields sufficient to result in a lower cost per megabyte. Furthermore, flash data storage products designed with D2 flash will initially exhibit approximately one quarter of the performance of the Company's existing products when writing data into memory. This may preclude their use in certain applications. The failure of the Company to successfully manufacture D2 flash devices could have a material adverse effect on the Company's business, financial condition and results of operations.

     Customer Concentration. A limited number of customers historically have accounted for a substantial portion of the Company's revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. Sales to the Company's customers are generally made pursuant to standard purchase orders rather than long-term contracts. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this variability to continue as certain customers increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customers' products. Under a joint cooperation agreement signed in January 1993, Seagate has the option to market the Company's products beginning in 1997. During the third quarter of 1996, this option was extended for two years. Under the amended agreement, beginning in 1999, if Seagate exercises its option to market the Company's products, the Company and Seagate will coordinate their efforts so that approximately one-third of the Company's worldwide net revenues would be generated from sales of the Company's flash products through Seagate.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information required by this item is set forth in Note 5 of the Condensed Consolidated Financial Statements on page 7 of this Form 10-Q for the quarterly period ended September 30, 1996, and is hereby incorporated by reference.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

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
                   January 30, 1995 and April 7, 1995.
       10.12*      Business Loan  Agreement  between the  Registrant and Silicon
                   Valley  Bank,  dated July 31, 1992,  as modified  February 8,
                   1995 and July 27, 1995.
       10.13*      1989 Stock Benefit Plan.
       10.14*      1995 Stock Option Plan.
       10.15*      Employee Stock Purchase Plan.
       10.16*      1995 Non-Employee Directors Stock Option Plan.
       10.17*      Patent Cross License Agreement between the Registrant and Intel Corporation, dated October 12, 1995.
      10.18**      Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.
      10.19#       Business loan agreement  between the  Registrant  and Union Bank of  California,  dated July 3,
                   1996.
        11.1       Computation of Earnings Per Share (three and nine months ended September 30, 1996).
       21.1*       Subsidiaries of the Registrant.
        27.1       Financial Data Schedule for nine months ended September 30, 1996 (In EDGAR format only)

----------

*    Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).

**   Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.

#    Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996.

+    Confidential treatment granted as to certain portions of these exhibits.


     B. Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SanDisk Corporation
                                       (Registrant)




                                    By: /s/ Cindy L. Burgdorf
                                       ---------------------------
                                       Cindy L. Burgdorf
                                       Chief Financial Officer,
                       Senior Vice President, Finance and
                                       Administration and Secretary


DATED: November 13, 1996