Form 10-K
period 1996-12-31
SANDISK CORP
filed 1997-03-13
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

  X    Annual  report  pursuant  to  Section  13 or 15(d) of the  Securities
-----  Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

       Transition report pursuant to Section 13 or 15(d) of the Securities Act ----- of 1934

Commission File No. 0-26734

                               SANDISK CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Delaware                                    77-0191793
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                     Identification No.)

 140 Caspian Court, Sunnyvale, California                       94089
  (Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code: (408) 542-0500

           Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
            Title of each class               on which registered
                   None                              None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X  No
                                   ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on the NASDAQ National Market System, was approximately $297,564,697. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997, Registrant had 22,457,713 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting to be held on April 18, 1997 are incorporated by reference into Part III.

                               SANDISK CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     PART I
                                                                       Page No.

Item 1.   Business                                                        1

Item 2.   Properties                                                     17

Item 3.   Legal Proceedings                                              18

Item 4.   Submission of Matters to a Vote of Security Holders            18

          Executive Officers of the Registrant                           19

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                            20

Item 6.   Selected Financial Data                                        21

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            22

Item 8.   Financial Statements and Supplementary Data                    26

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                            42

                            PART III

Item 10.  Directors and Executive Officers of the Registrant             43

Item 11.  Executive Compensation                                         43

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                     43

Item 13.  Certain Relationships and Related Transactions                 43

                             PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports
          on Form 8-K                                                    44

          Signatures                                                     47

                                     PART I


ITEM 1.    BUSINESS

    Certain statements in this discussion of the Company's business and elsewhere in this Annual Report on Form 10-K for 1996 are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are set forth below under "Risk Factors".

    SanDisk Corporation designs, manufactures and markets industry-standard, solid-state data, image and audio storage products using proprietary high density flash memory and controller technologies. The Company's products are designed for a broad range of applications in the four markets targeted by the
Company: industrial, communications, highly portable computing and consumer electronics. The Company's products include removable FlashDisk cards, embedded FlashDrives and Chipsets, and removable CompactFlash(TM) products.

    The Company's strategy includes focusing on technological innovation in the development of new generations of flash memory devices and reducing the cost of its flash data storage products in order to promote broader acceptance of the Company's products in its target markets. The Company believes that the widespread acceptance of industry standards is important to the continued development of the market for flash data storage and as such seeks to promote and adhere to industry standards.

Industry Background

    The traditional data storage market encompasses several types of memory and storage devices designed primarily for specific components of computer systems. Dynamic random access memory ("DRAM") provides main system memory; static random access memory ("SRAM") provides specialized and high speed memory; hard disk drives provide high capacity data storage; and floppy disk drives permit low capacity removable data storage. In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of electronic systems. These new devices include handheld data collection terminals, medical monitors, mobile communication systems, highly portable computers, digital cameras, cellular telephones, communications switches, wireless base stations, network computers, pay telephones, digital audio recorders and other electronic systems. These emerging applications have storage requirements that are not well addressed by traditional storage solutions. These requirements include small form factor size, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations. Because storage products based on flash semiconductor technology meet those requirements, these devices and systems represent new market opportunities for flash storage systems. These markets can be broadly categorized as the industrial, communications, highly portable computing and consumer electronics markets.

Memory Technology

    In the late 1980s, a new memory technology, known as flash memory, was developed as an extension of ultraviolet erasable programmable read-only memory ("EPROM"). Flash memory is non-volatile, unlike DRAM and SRAM, requiring no power to retain data and is electrically reprogrammable, unlike EPROM. Flash memory has the potential to satisfy the requirements for flash data storage in applications in the markets described above, although the most common types of flash memory, "socket flash" and "linear flash," are not well suited for these purposes.

    Socket flash is being used as a replacement for EPROMs in applications such as embedded firmware or microcode storage in computer systems. Typical chip densities for socket flash range from 1Mbit to 16Mbit. Socket flash is well suited for read often/write infrequently applications, as the erase times are relatively slow (typically one second per block or sector). In addition, socket flash has not been optimized for defect management. With frequent erase/write operations, bits in flash storage media deteriorate over time. As a result, the longevity and durability of socket flash chips in frequent erase/write applications is limited. Also, socket flash chips, because they are optimized for fast read access rather than low cost, are relatively large and expensive memory chips.

    More recently, technology known as linear flash has been developed that permits socket flash chips to be used in data storage applications with the use of separate flash file system (FFS) software. While linear flash cards provide a low cost mass storage solution, they provide no built-in intelligence, and rely instead on the host microprocessor and the specialized flash file system (FFS) software to manage the socket flash chips as a mass data storage device. This limits the portability of linear flash cards between different systems, as well as their ability to be upgraded for use in future generation products. A linear flash card used for data storage in one system may not be usable in other systems because of potential incompatibilities in the host processors as well as the operating system software used in the two systems. Furthermore, because of differences in the socket flash of various suppliers, linear flash cards from one manufacturer may not function properly with flash file system software designed for linear flash cards from other manufacturers.

    In summary, customers in the industrial, communications, highly portable computing and consumer electronics markets are seeking data storage solutions which satisfy the requirements that are not well addressed by traditional storage solutions such as hard disk drives and DRAM or by linear flash cards based on socket flash memory chips.

SanDisk Technology

    Since its inception, the Company has focused its research and development efforts on developing cost-effective flash memory storage products to address a number of emerging markets. The Company has been actively involved in all aspects of this development, including flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and new system platforms. The Company believes its core technical competencies are in high density flash memory process and design, controller design, system-level integration, compact packaging and low cost system test.

    To achieve compatibility among various electronic platforms regardless of the host processor or operating system used, the Company developed new capabilities in flash memory chip design, created a new intelligent controller and developed an architecture that could leverage advances in flash memory process technology to ensure a scaleable, high-yielding, cost-effective and highly reliable manufacturing process. The Company believes that these technical competencies and the Company's system design approach have enabled it to introduce flash data storage products that are better suited for its target markets than linear flash cards based on socket flash chips.

    The Company designs its products to be compatible with industry-standard IDE and ATA interfaces used in all IBM compatible PCs. To achieve this design, the Company uses a 512 Byte memory sector size that requires a departure from the typical socket flash chip design. By decreasing the sector size to be the same as the sector size of all 3.5 inch, 2.5 inch and 1.8 inch hard disk drives, the Company was able to achieve compatibility with Windows 95, Windows NT, Windows CE, Macintosh OS System 7.0 and other operating systems.

    The Company's proprietary intelligent controller coupled with the intelligent controller's advanced defect management system permits the Company's products to achieve a high level of reliability and longevity. This defect management system is able to detect bit "wearout," a common problem with flash memory. Late bit failure can occur several years into the life of a product and can be difficult to detect with traditional flash technology. The Company's defect management system automatically detects bits that have failed or are likely to fail due to the number of erase/write cycles such bits have undergone and switches memory to spare good bits incorporated into the design. The system also allows the automatic substitution of entire sectors or major blocks of the memory chip. Additionally, the controller operates an error correcting code which is stored simultaneously with the data and is used to detect and correct any errors when the data is read. This design permits the Company's products to maintain error-free operation for hundreds of thousands of erase/write cycles and reduces manufacturing costs by allowing the Company to incorporate partial die with less than 100% of the physical bits on each chip into the products without loss of functionality. To date, the Company has received over fifty patents covering its proprietary flash memory, intelligent controller system and defect management system.

    The flash process and flash memory chip designs developed by the Company in cooperation with its development partners make the Company's products scaleable over several generations of semiconductor fabrication processes. This feature has allowed the Company to significantly reduce its cost per megabyte of capacity as each new process generation is qualified. By maintaining the same basic design parameters, each generation of the Company's products maintains full compatibility with prior generations. This chip architecture, which incorporates three polysilicon layers and one metal layer, as well as a virtual ground array and a split gate transistor cell, has allowed the Company to significantly reduce cell size and thereby chip size. This has permitted increased storage capacity in PC Card and  smaller  platforms.  The  Company's  proprietary  flash process requires some modifications to the typical CMOS semiconductor fabrication process, but can be implemented on existing advanced fabrication lines without the need for special materials or equipment. The Company has successfully implemented its process at Matsushita and at LG Semicon.

    The Company also has developed core competencies in low cost micropackaging technology as well as low cost batch testing, both of which are important elements in building high capacity flash cards to high reliability standards at a competitive cost.

Applications and Markets for Flash Data Storage

    The Company is targeting the industrial, communications, highly portable computing and consumer electronics markets for its flash data storage products.

    Industrial Market. Emerging applications in the industrial market encompass a wide variety of electronic systems used by personnel such as inventory controllers, service technicians, route salesmen, delivery crews, meter readers, car-rental service employees, physicians, real estate agents, insurance agents and public safety officers. The systems used by these workers are often subjected to rough handling, used in a variety of temperature and humidity conditions and required to operate for extended periods of time without external power sources or frequent battery changes. The information collected by these individuals is critical to the successful operation of their business or agency and hence must be stored reliably regardless of the operating environment. In addition, the information is frequently processed at some point (typically the end of the work day or night) by a computer system and must therefore be easily transferable.

    Communications Market. The communications market has applications that are beginning to require new types of data storage. For example, communications switches and cellular base stations require data storage in environments such as subway stations or outdoor telephone booths that are subject to shock and vibration and a wide range of temperature and humidity conditions. High-end cellular telephones and personal communicators need small form factor storage that is shock and vibration tolerant and has low power requirements.

    Highly Portable Computing Market. Flash data storage products are used in the highly portable segment of the computer market where the use of traditional storage devices, such as hard disk drives, is not viable. Certain segments of the computer market have begun to require new types of data storage, particularly highly portable handheld computers, electronic organizers and personal digital assistants. These systems can take advantage of mass storage with small form factors, shock and vibration tolerance, low power consumption and compatibility with industry standard computer operating systems.

    Consumer Electronics Market. The increasingly digital nature of consumer electronics goods has created requirements for non-traditional data storage. For example, a number of major camera and imaging companies have introduced digital cameras that the Company believes will enable professionals and consumers to eliminate the need for standard 35mm photographic film by replacing it with re-usable compact digital data storage devices. Removable and embedded flash data storage products also have the potential to be used in two-way pagers, voice/audio recorders, and digital audio samplers. These data storage devices need to have a very small form factor and be lightweight, shock and vibration tolerant and interoperable with computer systems and software that can process, manipulate and print images digitally.

Customers

    In 1996, 1995 and 1994, sales to the Company's top ten customers accounted for approximately 71%, 80% and 81%, respectively, of the Company's product revenues. During 1996, Epson Hanbai accounted for approximately 26% of the Company's total revenues. Three of the Company's customers, Epson Hanbai, Kyocera Corporation ("Kyocera") and Hewlett-Packard Company ("Hewlett-Packard") accounted for approximately 26%, 14% and 12% of total revenues, respectively, in 1995. Epson Hanbai and Hewlett-Packard accounted for approximately 20% and 19% of total revenues, respectively, in 1994. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this pattern to continue as certain customers increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customers' products. Sales to the Company's customers are generally made pursuant to standard purchase orders rather than long-term contracts. The loss of, or significant reduction in purchases by, the Company's major customers, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business - Risk Factors Customer Concentration."

Products

    SanDisk's storage products are high capacity, solid-state, non-volatile flash memory products which comply with PC Card ATA and/or IDE industry standards. The Company offers a broad line of flash data storage system products in terms of capacities, form factors, operating voltage and temperature ranges. The Company's current product families include removable FlashDisk cards, embedded FlashDrive products, removable CompactFlasho products, and Flash ChipSets. All products use the Company's proprietary 512 Byte sector erase flash memory chips and intelligent controller. The Company's products are compatible with virtually all of today's computing and communications systems. The Company also offers several adapters for use with certain of its products. The Company's products, as of December 31, 1996, are listed in the following table:

------------------ --------------------------- ---------------------------------
                                               Uncompressed Capacity
Product Family     Form Factor                 (in megabytes)
------------------ --------------------------- ---------------------------------
  FlashDisk        PC Card Type II             2, 4, 6, 8, 10, 20, 40, 85, 150
                   --------------------------- ---------------------------------
                   --------------------------- ---------------------------------
  (Removable)      PC Card Type III            110, 175, 300
                   --------------------------- ---------------------------------
------------------ --------------------------- ---------------------------------
  FlashDrive       1.3 inches                  4, 10, 20, 40, 60
                   --------------------------- ---------------------------------
                   --------------------------- ---------------------------------
  (Embedded)       1.8 inches                  4, 10, 20, 40, 80, 140
------------------ --------------------------- ---------------------------------
  CompactFlash TM  36.4 mm x 42.8 mm x 3.3 mm  2, 4, 6, 8, 10, 15, 20
  (Removable)
------------------ --------------------------- ---------------------------------
  Flash ChipSet    2 chips                     2, 4, 10
  (Embedded)
------------------ --------------------------- ---------------------------------

    Unlike rotating disk drives, the Company's flash products are solid-state devices. The Company's products are very reliable. They have no moving parts that are subject to mechanical failure. The Company's products are non-volatile, meaning that no on-going source of power is required in order for the products to retain data, images or audio indefinitely. Flash is noiseless, considerably lighter, more rugged and consumes less than 10 percent of the power required by a rotating disk drive. All of the Company's products are small enough to be employed in mobile systems while the two smallest, CompactFlash and Flash
ChipSet, are small enough to be used in many of the newer, miniaturized electronic systems being developed today. The ruggedness levels of the Company's products range as high as 2,000G's, an operating shock rating equivalent to a 10-foot drop to the floor.

    FlashDisk. The Company's FlashDisk products are used in storage, data backup and data transport applications and are the highest-capacity removable PC Card ATA cards currently available. FlashDisk products are available in Type II form factor with capacities ranging from 2MB to 150MB and Type III form factor with capacities ranging from 110MB to 300MB.

    FlashDrive. The Company's FlashDrives in 1.3 inch and 1.8 inch form factors are targeted at applications that require embedded data storage devices. FlashDrives offer rugged, portable, low-power data storage and are "plug and play" replacements for rotating IDE drives making them ideal for mobile computers, communication devices and other systems that require embedded storage. Capacities of the Company's FlashDrive products range between 4MB and 60MB for the 1.3 inch product and between 4MB and 140MB for the 1.8 inch product

    CompactFlash. The Company's CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard Type II PC card. CompactFlash's compact size, ruggedness and low-power requirements and 3.3V features make it ideal for a range of current and next-generation, small form factor consumer applications such as digital cameras, cellular phones, PDAs, personal communicators, pagers and audio recorders. CompactFlash products provide interoperability with systems based upon the PC Card ATA standard by using a passive Type II adapter. CompactFlash is available in capacities ranging from 2MB to 20MB.

    The CompactFlash Association ("CFA") is actively promoting the development of products using CompactFlash. Founding members of the CFA are Apple Computer, Inc., Canon Inc., Eastman Kodak Co., Hewlett-Packard Company, LG Semicon, Matsushita Electric Industrial Co. (Panasonic), Motorola, NEC Corporation ("NEC"), Polaroid Corp., Seagate Technology, Inc. ("Seagate") and Seiko Epson Corp. During the fourth quarter of 1996, the number of member companies in the CompactFlash Association reached sixty one. CompactFlash has been designed into more than seventy new products including digital cameras, handheld PC's, audio recorders, medical monitors and other industrial products. The Company is currently working with several leading camera and imaging companies to facilitate the use of FlashDisk and CompactFlash products in next generation digital cameras. However, there can be no assurance that the digital cameras employing these units will become a widely adopted new product category.

    Flash ChipSet. The Flash ChipSet product provides a very small footprint solid-state ATA mass storage system. The Flash ChipSet product consists of a single chip ATA controller and a flash memory chip for the 2MB and 4MB models or a memory module comprised of multiple flash memory chips for the 10MB product. It provides full PC Card ATA and IDE disk drive compatibility in a chip set format.

    The majority of the Company's sales in 1996, 1995 and 1994 were of FlashDisk cards. See "Item 1: Business - Risk Factors - Dependence on Emerging Markets and New Products."

Strategic Manufacturing Relationships

    An important element of the Company's strategy has been to establish strategic relationships with leading technology companies that can provide the Company with access to leading edge semiconductor manufacturing capacity, participate in the development of certain products and assist the Company in the marketing of its products. This enables the Company to concentrate its resources on the product design and development areas where the Company believes it has a competitive advantage and eliminates the high cost of owning and operating a semiconductor wafer fabrication facility. In this regard, the Company has developed strategic relationships with Matsushita Electronics Corporation ("Matsushita"), the Company's largest supplier of silicon wafers, LG Semicon, which purchased an equity interest in the Company in March 1995 and NEC, which entered into a joint development agreement with the Company in June 1994 for future generation flash chips and which purchased an equity interest in the Company in January 1995.

    The Company's reliance on third-party manufacturers involves several material risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yields and costs. In addition, as a result of the Company's dependence on foreign wafer manufacturers, the Company is subject to the risks of conducting business internationally, including exchange rate fluctuations. See "Item 1: Business Risk Factors - Dependence on Third Party Foundries, Dependence on Key and Sole Source Suppliers, and International Operations."

Foundries.

    Matsushita. The Company currently purchases most of its wafers from Matsushita. Matsushita and the Company began cooperation on first generation 0.8 micron flash memory products in 1990. The Company and Matsushita have a joint cooperation and foundry agreement covering 16Mbit, 32Mbit and 64Mbit semiconductor devices employing Matsushita's 0.5 micron process technology to manufacture products designed by the Company. Currently, Matsushita has qualified two wafer production lines to produce 32Mbit and future generation devices for the Company. The foundry capacity made available by Matsushita for the production of 0.5 micron flash wafers during 1996 was sufficient to meet the Company's requirements. Under the Company's wafer supply agreement with Matsushita that expires April 17, 2000, the Company is obligated monthly to provide a six-month rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by Matsushita, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for months four through six may not increase or decrease by more than a certain percentage from the previous month's forecast. This limits the Company's ability to react to any significant fluctuations in demand for its products. The Company is dependent upon the foundry to deliver the wafers and to maintain acceptable yields and quality. The Company generally pays a set price per wafer regardless of yield. The Company is also engaged in joint development of a 0.4 micron flash process technology with Matsushita. However, no foundry agreement has been negotiated with Matsushita for 0.4 micron wafers. The Company expects to commence limited production of 0.4 micron flash wafers at Matsushita in 1997.

    LG Semicon. In late 1995, the Company qualified LG Semicon to produce 16Mbit devices using 0.5 micron process technology. 16Mbit production wafers were received by the Company and volume shipments began in the fall of 1995. In 1996, the Company shifted 100% of its production at LG Semicon to 32Mbit devices. LG Semicon and the Company have a wafer supply agreement which expires November 10, 2000, pursuant to which the Company is obligated monthly to provide a twelve-month rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by LG Semicon, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for months four through twelve may not increase or decrease by more than a certain percentage from the previous month's forecast. This limits the Company's ability to react to any significant fluctuations in demand for its products. LG Semicon was able to meet all of the Company's wafer requirements in 1996. The Company is dependent upon the foundry to deliver the wafers and to maintain acceptable yields and quality.

    NEC. The Company has entered into a joint development agreement with NEC to develop 0.35 micron flash process technology with products up to 256Mbit capacity. The Company and NEC intend to demonstrate feasibility of the technology and, assuming success, to negotiate a foundry agreement to supply a portion of the Company's future requirements for 256Mbit or other devices of lower capacity. The Company does not expect to ship products using 256Mbit technology until 1998 at the earliest.

    Given the current glut in the wafer foundry business, the Company believes that shipments of wafers from Matsushita and LG Semicon will be sufficient to meet the Company's anticipated requirements for wafers in the next few quarters. The Company's ability to increase its revenue and net income in 1997 is dependent on receiving an uninterrupted supply of wafers from both Matsushita and LG Semicon. See "Item 1: Business - Risk Factors - Dependence on Third Party Foundries."

Test & Assembly.

    The Company tests the majority of its wafers at its headquarters in Sunnyvale, California. Substantially all of the tested wafers are then shipped to the Company's third party assembler, Alphatec in Manteca, California. Monitoring of the assembly process is done by statistical process control and audits by the Company's personnel. In the event that Alphatec were to stop assembling the Company's products, it could take at least three to four months to replace such loss of capacity. During the second half of 1996, the Company made substantial capital investments and established in-house surface mount lines for the assembly of the printed circuit boards used in the Company's FlashDisk and CompactFlash products. See "Item 1: Business - Risk Factors Dependence on Key and Sole Source Suppliers."

Final Assembly, Systems Test and Configuration.

    The Company performs final assembly, testing and configuration of all products at its headquarters in Sunnyvale, California. In July 1996, the Company moved its corporate headquarters from two leased facilities totaling 54,000 square feet in Santa Clara to a leased, 104,000 square foot building in Sunnyvale. The move allowed the Company to substantially expand its manufacturing facility and to move some production work in-house from off-site sub-contractors.

Component Suppliers.

     Motorola supplies the microcontroller component for all of the Company's products. In 1993, Motorola and the Company agreed to customize the Motorola 68000 core microprocessor to integrate the Company's five chip controller into a single chip. The small form factor of this single chip integrated controller is necessary to produce the Company's CompactFlash products as well as its Flash ChipSet products. The Company's reliance on Motorola as it sole source of microcontrollers exposes the Company to interruptions of supply that could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business - Risk Factors - Dependence on Key and Sole Source Suppliers."

Quality.

    The Company's customers have demanding requirements for quality and reliability. To maximize quality and reliability, the Company monitors electrical and inspection data from its wafer foundries and assembly subcontractors. The Company monitors wafer foundry production for consistent overall quality, reliability and yield levels. Most of the Company's major component suppliers and subcontractors have ISO 9001 or 9002 certification.

Seagate Relationship

    The Company also has a strategic relationship with Seagate, which owns approximately 25% of the Company's Common Stock. In January 1993, Seagate acquired a 25% ownership interest, calculated on a fully diluted basis, in the Company and entered into a joint cooperation agreement that provides for a strategic alliance between the parties. Seagate has the option to market the Company's products commencing in January 1999 and at that time may be established as a distributor for the Company's products. If the option is exercised, the Company and Seagate will coordinate their efforts so that up to one-third of the Company's worldwide net revenues from all flash products could be generated from sales of the Company's flash products through Seagate. The joint cooperation agreement also provides that each party will have the exclusive right to market to certain customers. The joint cooperation agreement will terminate if, among other things, Seagate's ownership interest in the Company falls below 10% or, on or after January 15, 2000, upon at least one year's advance written notice by the Company to Seagate. Seagate has the right to nominate one director to the Company's Board of Directors. Alan F. Shugart, Seagate's Chairman, President and Chief Executive Officer, serves as Seagate's nominee to the Company's Board of Directors. See "Item 13: Certain Relationships and Related Transactions."

Research and Development

    The Company believes that its future success will depend on the continued development and introduction of new generations of flash memory chips, controllers and products designed specifically for the flash data storage market. To date, the Company has developed and put into production flash data storage products utilizing semiconductor devices with the following memory capacity and geometries: 4Mbit (0.9 micron), 8Mbit (0.8 micron), 16Mbit (0.5 micron) and 32Mbit (0.5 micron). In addition, the Company has developed several generations of controllers for these flash memory chips. Currently, a majority of the Company's products utilize the 32Mbit device. Because of the complexity of its products, the Company has periodically experienced significant delays in the development and volume production ramp up of its products. There can be no assurance that similar delays will not occur in the future.

    In October 1996, the Company announced Double Density Flash, or D2 Flash. D2 is a technological innovation which will allow each flash memory cell to store two bits of information instead of the traditional single bit per cell employed by the industry standard flash technology. D2 flash has been under development by the Company since its inception in 1988. The first commercial products expected to employ the Company's 64Mbit D2 flash chip, will be undergoing internal qualifications in the first half of 1997. The D2 flash technology is highly complex, and the write speed of the first generation 64Mbit D2 flash is significantly slower than the Company's current flash products. In addition, D2 flash involves several techniques never proven in a high volume production environment. There can be no assurances that the Company will achieve successful qualification of the D2 flash technology, or that the much slower write speed of D2 flash will be accepted by SanDisk's customers. If SanDisk fails to successfully introduce its D2 flash products, the Company may be at a significant cost disadvantage relative to its flash competitors. See "Item 1:
Business - Risk Factors - Dependence on Emerging Markets and New Products."

    The Company is also developing with Matsushita and NEC (in separate design efforts) a new process to design future generation, higher capacity chips employing 0.35 to 0.4 micron geometries. To date, the Company has not successfully developed such a process and there can be no assurance that the Company will be able to successfully develop such a process in the future. The Company has periodically experienced delays in the development of new processes at its foundry partners and such delays may occur again in the future. The Company's foundry partners may also experience delays in establishing development capabilities for new processes and these delays may have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business - Risk Factors - Risks Associated with Transitioning to New Products and Processes."

    During 1996, 1995 and 1994, the Company spent approximately $10.2 million, $8.0 million and $5.9 million, respectively, on research and development activities. As of December 31, 1996 the Company had 64 full-time employees engaged in research and development activities.

Sales and Distribution

    The Company markets its products using a direct sales organization, distributors and manufacturers' representatives to serve the multi-faceted customer base and sales channels into which the Company sells its products. The Company also sells products to various customers on a private label basis. The Company's sales efforts are organized as follows:

    Direct Sales Force. The Company's direct sales force is located in Maitland, Florida; Herndon, Virginia; Dublin, Ohio; Sunnyvale, California; Hannover, Germany; Hong Kong; and Yokohama, Japan. This organization supports major OEM customers and the Company's distribution and manufacturers' representative partners.

    Distributors. In the United States, the Company's products are sold through Anthem Electronics Inc., Arrow/Schweber Electronics Inc., Hamilton-Hallmark Inc. and Bell MicroProducts Inc. into a wide variety of industrial applications and to OEM customers. In addition, the Company has three independent distributors in the United States serving various commercial aftermarket sales channels and the U.S. government; six distributors in Europe; five in Asia; and three in Japan.

    Independent Manufacturers' Representatives. In the United States, Canada and Europe, the Company's direct sales force is supported in its sales effort by 21 independent firms. These companies receive a sales commission and provide sales support to the direct sales force and the Company's distributors. The manufacturers' representative companies sell the Company's products as well as products from other manufacturers.

    Private Label Partners and OEMs. The Company has contractual distribution agreements with Epson Hanbai and Verbatim Corporation to sell the Company's products on a private label basis. These companies sell directly to OEMs, superstores, mass merchants, office clubs, retailers and mail order companies to serve the demand for the Company's products in the various aftermarket sales channels. In addition, the Company provides private label products for twenty two OEMs in the United States and eleven OEMs in the Pacific Rim.

Customer Service and Technical Support

    The Company provides customers with comprehensive product service and support. The Company provides technical support through its application engineering group located in the United States and Japan. The Company works closely with its customers to monitor the performance of its product designs, to provide application design support and assistance and to gain insight into customer's needs to help in the definition of subsequent generations of products.

    The Company's support package is generally offered with product sales and includes technical documentation and application design assistance. During an OEM's production phase, the Company provides failure analysis and replacement of defective components. In some cases, the Company offers additional support which includes training, system-level design, implementation and integration support. The Company believes that tailoring the technical support level to its customers' needs is essential for the success of product introductions and to achieve a high level of satisfaction among its customers.

    The Company generally provides a one-year warranty on its products.

Backlog

    The Company manufactures and markets primarily standard products. Sales are generally made pursuant to standard purchase orders. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within the following twelve months. Since orders constituting the Company's current backlog are subject to changes in delivery schedules, backlog is not necessarily an indication of future revenue. In addition, there can be no assurance that the current backlog will necessarily lead to revenues in any future period. As of December 31, 1996, the Company's total backlog was $5.8 million, compared to $17.5 million at December 31, 1995. Bookings visibility declined during 1996 and the Company had to rely on "turns" business for the majority of its quarterly product sales. The Company believes that the current situation will continue until the new markets addressed by the Company's products enter a more predictable growth phase and demand begins to create longer lead times. See "Item 1: Business - Risk Factors Fluctuations in Operating Results."

Competition

    The flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. The Company's competitors include many large domestic and international companies that have greater access to foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's primary competitors include AMD, Intel, Kingmax, M-Systems, Samsung, Simple, Smart Modular, TDK, Toshiba and Viking, as well as other manufacturers of products using data storage techniques such as socket flash, linear flash and system flash components. Hitachi and Mitsubishi have announced plans to serve as second source suppliers of CompactFlash. Certain of the Company's competitors, including Samsung, TDK and Toshiba, have recently introduced flash data storage cards based upon a system flash approach that the Company believes will be more competitive than linear flash cards have been in the past. Competing products promoting industry standards that are different from SanDisk's CompactFlash product have been announced. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative data storage solutions that may be less costly or provide additional features. Increased competition could have a material adverse effect on the Company's business, financial condition and results of operations.

    To the extent that the Company determines to license its patents to certain of its competitors, which may be necessary to gain licenses to their patents, or to its strategic partners, as the Company eventually expects to do, competition will also increase. The Company has entered into patent cross-license agreements with Intel and Sharp Electronics pursuant to which each party may manufacture and sell products that incorporate technology covered by their respective patents related to flash memory devices. As a result of the above factors, the Company expects to face substantially more competition in the future than it has to date. The Company believes that its ability to compete successfully depends on a number of factors, which include price and quality, product performance and availability, success in developing new applications for system flash technology, adequate foundry capacity, efficiency of production, timing of new product introductions by the Company, its customers and its competitors, the ability of the Company's competitors to incorporate their flash data storage systems into their customers' products, the number and nature of the Company's competitors in a given market, successful protection of intellectual property rights and general market and economic conditions. The Company believes that it competes favorably with other companies with respect to these factors. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition or results of operations. See "Item 1: Business - "Risk Factors - Competition."

Patents and Licenses

    The Company's policy is to protect its proprietary technology by filing patent applications for technology that it considers important for its business. The Company also pursues a policy of vigorously protecting its intellectual property rights under patents granted it in the U.S. and foreign countries.

    In 1988, the Company developed the concept of emulation of a hard disk drive with flash solid state memory. The first related patents were filed in 1988 by Dr. Eli Harari and exclusively licensed to the Company. The Company currently owns or has exclusive rights to forty nine US and nine foreign patents granted, five patent applications allowed and approximately twenty eight patent applications pending in the United States, as well as twenty pending in foreign patent offices. The Company intends to seek additional international and United States patents on its technology. The Company believes some of its patents are fundamental to the implementation of flash data storage systems, as well as the implementation of D2 flash, independent of the flash technology. However, there can be no assurance that any patents held by the Company will not be invalidated, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation.

    As is common in the industry, the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations.

    In addition to litigation, the Company may need to license some or all of its patent portfolio to be able to obtain cross-licenses to the patents of others. In October 1995, the Company entered into a patent cross-license agreement with Intel. In December 1996, the Company entered into a patent cross-license agreement with Sharp. Under these agreements, the Company and its licensees each granted to the other a non-exclusive, non-transferable, worldwide license to make, use, sell and import products that incorporate technology covered by their respective patents related to flash memory devices. These licenses apply to certain existing patents and certain additional patents with a filing date within the periods specified in the agreements. Under the Intel agreement, the license extends for the life of all covered patents. Pursuant to these agreements, the Company and its licensees agreed to release each other from any and all claims or liability for infringement of the subject patents. These cross-license agreements may increase Intel and Sharp's ability to compete with the Company. See "Item 1: Business - "Risk Factors - Competition." There can be no assurance that any other cross-licenses will be available on commercially reasonable terms, or at all. Moreover, any such cross-licenses, including the Intel and Sharp licenses, could result in more rapid and intense competition for the Company's products, by much larger and better financed competitors. Any such limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products, or payments of license fees or licenses of the Company's rights to others could have a material adverse effect on the Company's business, financial condition and results of operations.

    In its efforts to maintain the confidentiality and ownership of trade secrets and other confidential information, the Company requires all employees (regular and temporary), consultants, foundry partners, certain customers, suppliers and partners to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company and extending for a period of time beyond termination of the relationship. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See "Item 1: Business "Risk Factors - Patent, Proprietary Rights and Related Litigation."

Employees

    As of December 31, 1996, the Company had 289 regular, full-time employees and 56 temporary employees, including 64 in research and development, 41 in sales and marketing, 31 in finance and administration and 209 in operations. The Company's success is dependent on its retention of key technical, sales and marketing employees and members of senior management. Additionally, the Company's success is contingent on its ability to attract and recruit skilled employees in a very competitive employment market. None of the Company's employees are represented by a collective bargaining agreement and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

Risk Factors

         Fluctuations in Operating Results. SanDisk's operating results are subject to quarterly and annual fluctuations due to a variety of factors. The Company has very limited visibility with respect to anticipated operating results for any given quarter, even during the quarter in question.

         Factors affecting the Company's operating results include volume of product orders and sales, availability of foundry capacity, the timing of significant orders, competitive pricing pressures, the ability of the Company to match supply with demand or to accurately forecast future inventory levels, fluctuations in product costs, fluctuation in manufacturing yields, manufacturing utilization, changes in product and customer mix, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, quality of the Company's products, increased research and development expenses associated with new product introductions, exchange rate fluctuations and customer qualification and acceptance of new or enhanced versions of the Company's products. In addition, the Company expects to continue to increase its operating expenses in connection with the hiring of additional personnel and the development of new applications. If the Company does not achieve increased levels of revenues commensurate with these increased levels of operating expenses, the Company's business, financial condition and results of operations will be materially adversely affected. All of these factors are difficult to forecast and these or other factors can materially affect the Company's quarterly or annual operating results.

         In 1996 order visibility weakened. SanDisk's OEM customers in the emerging consumer markets are still experiencing difficulty gauging the initial market demand for their new products. The Company is also experiencing a shift in its customer order profile. The current market situation of ready availability, coupled with rapidly declining prices of semiconductor memories, has led customers to expect ever shorter lead-times. Consequently, the turns component of the Company's quarterly business is increasing. To adapt to these evolving market conditions, the Company shifted to more in-house manufacturing in the third quarter of 1996 to reduce costs and manufacturing lead times and to position itself to respond quickly to changes in customer demand. The current limited visibility of orders could continue indefinitely.

         Late in 1996, the Company also experienced a shift in product mix to lower capacity (2MB) CompactFlash cards, which caused average selling prices to decline. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. Sales of these lower capacity products generally have lower average selling prices and gross margins than higher capacity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

         Due to the emerging nature of the Company's markets and certain planned product transitions, it is difficult for the Company to forecast future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle time, the Company is required to order wafers from its foundries as much as six months in advance of the ultimate shipment of its products. Under the Company's wafer supply agreements, there are limits on the number of wafers the Company can order and the Company's ability to change that quantity is restricted. Accordingly, the Company's ability to react to significant fluctuations in demand for its products is limited. As a result, the Company is not able to match its purchases of wafers to specific customer orders and therefore, the Company may take provisions for potential excess inventory purchased prior to the receipt of customer orders. These provisions decrease gross margins in the quarter reported and can result in significant fluctuations in gross margins on a quarter to quarter basis. As the Company's manufacturing cycle time has decreased over the past 12 months, the Company's ability to respond to changes in customer demand has improved. However, there can be no assurance that future gross margin volatility will not reoccur as a result of the Company's inability to match supply with demand or for other reasons.

         During 1996, the price of dynamic random access memory (DRAM) decreased dramatically, in some cases by 75%. All DRAM suppliers were adversely impacted, including the Company's two flash foundry suppliers, which now have excess capacity of foundry wafers that can be made available to the Company at reduced prices. Such reduced wafer prices have helped the Company to accelerate its cost reduction efforts. However, because SanDisk values its inventory on a lower of cost or market basis, these cost reductions may have an adverse effect on the Company's gross margins and results of operations in the future as the Company's inventory is written down to reflect the lower wafer costs. Due to the highly competitive nature of the DRAM business, there can be no assurance that wafer costs will remain low or that increased capacities will remain available.

         Dependence on Third Party Foundries. All of the Company's products require silicon wafers, which are currently supplied by Matsushita in Japan and LG Semicon in Korea. The Company is dependent on Matsushita and LG Semicon to produce wafers of acceptable quality and with acceptable manufacturing yields, to deliver those wafers to the Company on a timely basis and to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs. On occasion, the Company has experienced difficulties in each of these areas. The loss or reduction of capacity from Matsushita and LG Semicon or the inability to qualify or receive the anticipated level of capacity from Matsushita and LG Semicon could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that Matsushita and LG Semicon will be able to maintain acceptable yields or that they will continue to deliver sufficient quantities of wafers on a timely basis.

         Under the Company's wafer supply agreements with Matsushita and LG Semicon, the Company is obligated monthly to provide a rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. This limits the Company's ability to react to any significant fluctuations in demand for its products. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The wafer supply agreements with Matsushita and LG Semicon each include a target number of wafers to be delivered per month that is substantially higher than the level of supply from either foundry as of December 31, 1996. To the extent the Company is unable to obtain scheduled quantities of wafers from Matsushita or LG Semicon with planned yields, the Company's business, financial condition and results of operations could be negatively impacted.

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

         SanDisk has received recent indications from its foundries that additional capacity is available. Finished goods inventory levels increased during 1996 and the Company is now quoting average delivery times of two to six weeks. Semiconductor supply and demand tend to be cyclical, however, and it is unlikely that this situation will continue over the long term.

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

         On November 6, 1996, the Company announced its first 64Mbit products based on double density flash ("D2 flash") technology, a new flash system designed to store two bits in each flash memory cell. The Company believes that D2 flash will be important to the Company's ability to increase the capacity and decrease the cost of certain of its products, maintain its competitive advantage, broaden its target markets and attract strategic partners. The Company will not generate significant revenues from sales of 64Mbit products until at least the second half of 1997. The implementation of D2 flash in a production environment is currently planned for the second half of 1997 and will be highly complex. There can be no assurance that reliable and cost effective D2 flash products can be manufactured reliably in commercial volumes and with yields sufficient to result in a lower cost per megabyte. Furthermore, flash data storage products designed with D2 flash will initially exhibit approximately one quarter of the write performance of the Company's existing products when writing data into memory. This may preclude their use in certain applications. The failure of the Company to successfully manufacture D2 flash devices could have a material adverse effect on the Company's business, financial condition and results of operations.

         Manufacturing Yields. The fabrication of the Company's products is a complex and precise process requiring wafers that are produced in a highly controlled and clean environment. Semiconductor companies supplying the Company with wafers periodically have experienced problems in achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function both of design technology, which is developed by the Company, and process technology, which is typically proprietary to the foundry. Because low yields may result from either design or process technology failures, yield problems may not be effectively determined or improved until an actual product exists that can be analyzed and tested to recognize process sensitivities in relation to the design rules that were used. As a result, yield problems may not be identified until well into the production process and would require cooperation by and communication between the Company and the foundry for resolution. This risk is increased due to the fact that the Company receives its wafers from independent offshore foundries, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. At the end of the third quarter of 1996, the Company experienced manufacturing related difficulties at both of its wafer foundries suppliers, which resulted in reductions in effective yields of between 5% and 10%. The Company and its foundries identified the issues and corrective steps have been implemented. There can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Key and Sole Source Suppliers. The majority of the memory components of the Company's products are assembled by Alphatec in Manteca, California. In the third quarter of 1996, the Company stopped using GSS Array in Thailand and Anam in Korea and installed its own surface mount line in its new Sunnyvale facility. The Company is doing a majority of its assembly on this new line. A small portion may be done by other third party subcontractors. The Company also has no long term agreement with Alphatec. As a result of this reliance on third party subcontractors for assembly of a portion its products, the Company cannot directly control product delivery schedules, which can lead to product shortages or quality assurance problems that could increase the costs of manufacture or assembly of the Company's products. Any problems associated with the delivery, quality or cost of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company purchases several key components from single or sole source vendors for which alternative sources are not currently available. Even where alternative vendors are available, a significant amount of time would be required to qualify an additional vendor in the case of certain of the Company's other components. The Company does not maintain long-term supply agreements with any of these vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's business, financial condition and results of operations. For example, the Company relies on Motorola as the sole source of microcontrollers, which are critical components in the Company's products. The sole source risk associated with microcontrollers from Motorola is heightened during transitions from one generation of microcontrollers to the next given the limited safety stock available during these transitions. In the event Motorola were to stop shipment of microcontrollers for any reason, the time to design and qualify an alternative source would be approximately nine to twelve months. The Company's reliance on Motorola as its sole source of microcontrollers exposes the Company to interruptions of supply that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is continuing to identify and establish second sources for its key single and sole source component vendors as sales volumes increase, although there can be no assurance these efforts will be successful.

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

    On January 11, 1996, the Company filed a complaint against Samsung with the United States International Trade Commission alleging that Samsung and its U.S. sales arm, are importing and selling products that infringe two of the Company's patents. By its complaint, the Company seeks a judgment by the International Trade Commission that Samsung is infringing the Company's patents and an order precluding Samsung from importing those infringing products into the United States. The U.S. International Trade Commission completed its hearing on this matter in October 1996. On February 26, 1997, the Administrative Law Judge assigned to the case issued an Initial Determination finding both SanDisk patents valid and infringed and further finding a violation of Section 337 of the Trade Act. This decision will go to the International Trade Commission which will decide whether to approve the ruling and enter an exclusion or cease and desist order barring importation of Samsung flash memory devices. While the ruling is important, no assurance can be given that the Commission will enter an exclusion or cease and desist order. A final decision is expected in May, 1997.

         As is common in the industry, the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company's insurance policies. There can be no assurance that any future obligation to indemnify the Company's customers or suppliers, will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In addition to litigation, the Company may need to license some or all of its patent portfolio to be able to obtain cross-licenses to the patents of others. In October 1995, the Company entered into a cross-license agreement with Intel Corporation ("Intel"). In December 1996, the Company entered into a cross-license agreement with Sharp Electronics. There can be no assurance that any other licenses will be available on commercially reasonable terms, or at all. Moreover, any such cross-licenses could result in more rapid and intense competition for the Company's products, by much larger and better financed competitors. Any such limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products, or payments of license fees or licenses of Company rights to others could have a material adverse effect on the Company's business, financial condition and results of operations.

         Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Legal fees associated with the Samsung ITC hearings were approximately $2.9 million in 1996. While these expenses are expected to decline in the first half of 1997, they will remain significant. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition. The flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. The Company's competitors include many large domestic and international companies that have greater access to foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative data storage solutions that may be less costly or provide additional features. In addition, competition will increase to the extent that the Company determines to license its patents to certain of its competitors in order to gain licenses to their patents. For example, in October 1995 and in December 1996, the Company entered into patent cross-license agreements with Intel and Sharp, respectively, pursuant to which each party is entitled to manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. Increased competition could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company settled patent infringement issues relating to features embodied in M-Systems' TFFS and FTL technology. Subsequent to the M-System's settlement, the PC Card standards committee adopted FTL technology as part of the PC Card standard, which enables flash file system software to operate with linear flash cards. Intel has announced the Miniature Card and Toshiba announced the Solid-State Floppy Disk Card (SSFDC). Both products are aimed at the mass storage market for consumer applications, such as digital filmless cameras. The Company expects these products to compete against its CompactFlash (TM) product. A manufacturer of digital cameras wishing to design any one of these three alternatives as removable "digital film" will eliminate the other two from use in their product, since all three are mechanically and electronically incompatible with each other. Competition to win the initial design-in is therefore expected to be fierce. Due to the high price sensitivity in the market for consumer products, aggressive price competition is expected for these applications. Such competition may result in lower gross margins in future quarters, should the relative percentage of sales of CompactFlash(TM) products increase.

         In the third quarter of 1996, the Company began experiencing strong competition from Toshiba's SSFDC 2 Mbyte product. The Company also believes that Samsung has begun shipment of competing 32Mbit NAND flash products as well as samples of its 64Mbit NAND flash products.

         Dependence on Emerging Markets and New Products. The Company's success depends to a significant extent upon the development of emerging and new applications and markets for flash data storage systems, as well as on its ability to introduce commercially attractive and competitively priced new products on a timely basis and to reduce production costs of existing products. There can be no assurance that new applications or markets for flash data storage will develop as expected by the Company or that prospective customers developing products for any such markets will design the Company's products into their products and successfully introduce such products. In addition, there can be no assurance that the Company's new products, including its CompactFlash or Flash ChipSet products, will achieve market acceptance. The failure of new applications or markets to develop or the failure of new markets to be receptive to the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Customer Concentration. A limited number of customers historically have accounted for a substantial portion of the Company's revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. Sales to the Company's customers are generally made pursuant to standard purchase orders rather than long-term contracts. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this variability to continue as certain customers increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customers' products. Under a joint cooperation agreement signed in January 1993, Seagate has the option to market the Company's products beginning in 1999. Under the amended agreement, beginning in 1999, if Seagate exercises its option to market the Company's products, the Company and Seagate will coordinate their efforts so that up to one-third of the Company's worldwide net revenues could be generated from sales of the Company's flash products through Seagate.

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

         Volatility of Stock Price. To date, the price of the Company's Common Stock on the NASDAQ National Market has been volatile. The Company believes that future announcements concerning the Company, its competitors or its principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts, may cause the market price of the Common Stock to fluctuate substantially in the future. Sales of substantial amounts of the Company's outstanding Common Stock in the public market could materially adversely affect the market price of the Common Stock. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations as well as general economic, political and market conditions such as recessions or international currency fluctuations, may materially adversely affect the market price of the Common Stock.


ITEM 2.    PROPERTIES

    The Company's principal facilities are presently located in a 104,000 square foot building in Sunnyvale, California. Approximately one half of the space is dedicated to production activities. The remaining space is used for administrative, marketing and development activities. The Company occupies this space under a lease agreement that expires in July 2001. In December 1996 the Company exercised its option to lease an adjacent 50,000 square foot building beginning in 1998. The Company believes that its facilities will be adequate to meet its near term needs and that additional space will be available as required.

    In addition, the Company leases domestic sales offices in Maitland, Florida, Dublin, Ohio and Herndon, Virginia, as well as foreign sales offices in Hong Kong, Hannover, Germany and Yokohama, Japan.

ITEM 3.    LEGAL PROCEEDINGS

    Samsung Electronics Company Ltd. filed a complaint against the Company in the Northern District of California in October 1995 accusing the Company of infringing two Samsung patents, seeking declaratory relief with respect to five Company patents and alleging unspecified damages for certain other related claims. As written, the complaint potentially implicates products that comprised substantially all of the Company's revenues for 1996 and 1995. The Company has received opinions from its patent counsel that, based on information currently known, the Company's products do not infringe one of these Samsung patents and that, based on certain assumptions as to how Samsung would claim infringement, the particular patent claim in the other Samsung patent that Samsung has accused the Company of infringing is invalid and that the Company's products do not infringe any of the other claims of such patent. Nonetheless, the Company anticipates that Samsung will continue to pursue litigation with respect to such claims.

    On January 11, 1996, the Company filed a complaint against Samsung with the United States International Trade Commission alleging that Samsung and its U.S. sales arm, are importing and selling products that infringe two of the Company's patents. By its complaint, the Company seeks a judgment by the International Trade Commission that Samsung is infringing the Company's patents and an order precluding Samsung from importing those infringing products into the United States. The U.S. International Trade Commission initiated an investigation based upon the Company's complaint against Samsung. On February 26, 1997, the Administrative Law Judge assigned to the case issued an Initial Determination finding both SanDisk patents valid and infringed and further finding a violation of Section 337 of the Trade Act. This decision will go to the International Trade Commission which will decide whether to approve the ruling and enter an exclusion or cease and desist order barring importation of Samsung flash memory devices. While the ruling is important, no assurance can be given that the Commission will enter an exclusion or cease and desist order. A final decision is expected in May, 1997.

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

    From time to time the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company's insurance policies. There can be no assurance that any future obligation to indemnify the Company's customers or suppliers, will not have a material adverse effect on the Company's business, financial condition and results of operations.

    Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business Risk Factors - Patents, Proprietary Rights and Related Litigation."



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

    As of December 31, 1996, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

Name             Age                   Position

Dr. Eli Harari    51        President, Chief Executive Officer and Director
Cindy Burgdorf    49        Chief  Financial  Officer,  Senior  Vice  President,
                            Finance and Administration and Secretary
Leon Malmed       59        Senior Vice President, Marketing and Sales
Daniel Auclair    50        Senior Vice President, Operations and Technology
Marianne Jackson  41        Vice President, Human Resources


    Dr. Harari, the founder of the Company, has served as President and Chief Executive Officer and as a director of the Company since June 1988. Dr. Harari founded Wafer Scale Integration, a privately held semiconductor company, in 1983 and was its President and Chief Executive Officer from 1983 to 1986, and Chairman and Chief Technical Officer from 1986 to 1988. From 1973 to 1983, Dr. Harari held various management positions with Honeywell Inc., Intel and Hughes Aircraft Microelectronics. Dr. Harari holds a Ph.D. degree in Solid State Sciences from Princeton University.

    Ms. Burgdorf joined the Company as Chief Financial Officer, Vice President, Finance and Secretary in June 1994 and has served as Senior Vice President, Finance and Administration since July 1995. From 1992 to 1994, Ms. Burgdorf was Vice President of Operations Administration and Vice President of Materials and Planning at Maxtor Corp. ("Maxtor"). From 1978 to 1992, Ms. Burgdorf held various financial management positions including Corporate Controller, Group Controller of the Components Group and director of the worldwide customer satisfaction program at Intel. Ms. Burgdorf is a Certified Public Accountant and holds a B.S. degree in Business Administration from San Jose State University.

    Mr. Malmed joined the Company as Vice President, Worldwide Marketing and Sales in December 1992 and has served as Senior Vice President, Marketing and Sales since July 1995. From 1991 to 1992, Mr. Malmed was Executive Vice President of Marketing/Sales at SyQuest Technology, Inc., a manufacturer of removable-cartridge disk drives. From 1990 to 1991, Mr. Malmed was Senior Vice President, Sales and Marketing at Prairetek, Inc., a manufacturer of disk drives. From 1983 to 1990, Mr. Malmed held various management positions at Maxtor. Mr. Malmed holds a B.S. degree in Mechanical Engineering from the University of Paris.

    Mr. Auclair has served as Vice President, Systems Engineering from 1990 to June 1993, Vice President, Engineering and Technology from June 1993 to July 1995 and as Senior Vice President, Operations and Technology since July 1995. From 1988 to 1990, Mr. Auclair was Vice President of Engineering at Anamartic, a company that utilizes wafer scale technology to build DRAM mass storage systems. From 1984 to 1988, Mr. Auclair was Vice President and General Manager of the OMTI division of Scientific Micro Systems, a supplier of disk controllers and disk controller chips to the disk drive industry. Mr. Auclair holds a B.S. degree in Engineering Physics from the University of Maine and an M.S. degree in Computer Science from the University of Santa Clara.

    Ms. Jackson has served as Vice President of Human Resources since April 1995. From September 1994 to March 1995, Ms. Jackson was President of M.F. Jackson and Associates, a consulting firm that provided human resource and organizational development consulting services. From 1993 to 1994, Ms. Jackson served as Vice President of Worldwide Human Resources at Logitech, Inc., a leading manufacturer of computer accessories and software products. Prior to 1993, Ms. Jackson was Director of Human Resources at Silicon Graphics, Inc. and Sun Microsystems, Inc. Ms. Jackson holds B.A. degrees in Psychology and Sociology from the University of California at Santa Barbara.

                                     PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER  MATTERS

Market Price of Common Stock

    The Company's common stock is traded on the Nasdaq National Market under the symbol SNDK. SanDisk's Initial Public Offering of stock was November 8, 1995 at $10.00 per share. The following table lists the high and low sales price for each quarter since the company's Initial Public Offering.

                                    High               Low
  Fiscal year 1995
   Fourth quarter                  $31.00             $13.50
  Fiscal year 1996
   First quarter                   $21.75             $12.00
   Second quarter                  $17.00             $10.625
   Third quarter                   $16.25              $9.625
   Fourth quarter                  $16.125            $11.25

    As of February 28, 1997, there were approximately 273 stockholders of record. The Company has never declared or paid any cash dividends on its Common Stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. In addition, the Company's existing line of credit agreement currently prohibits the payment of cash dividends without the bank's consent. The Company currently intends to retain its earnings, if any, for use in its business.

ITEM 6:  SANDISK CORPORATION SELECTED FINANCIAL DATA
           (In thousands, except per share data)


Year Ended December 31,                        1996           1995          1994          1993          1992
-------------------------------------------------------------------------------------------------------------

Revenues
  Product                                 $   89,599      $  61,589     $  35,378     $  20,551     $  22,359
  Royalties                                    8,000          1,250             -             -             -
-------------------------------------------------------------------------------------------------------------
Total revenues                                97,599         62,839        35,378        20,551        22,359

Cost of revenues                              58,707         36,613        28,074        18,941        18,727
-------------------------------------------------------------------------------------------------------------
Gross profits                                 38,892         26,226         7,304         1,610         3,632

Operating income (loss)                       12,474          7,777        (4,781)      (10,243)       (6,042)
Net income (loss)                             14,485          9,065        (4,287)       (9,990)       (5,969)

Earnings (loss) per share (pro forma for 1994)
     Primary                               $    0.60      $    0.91      $  (0.23)
     Fully diluted                         $    0.60      $    0.43      $  (0.23)
Shares used in per share calculations
  (pro forma for 1994)
     Primary                                  24,206          9,983        18,872
     Fully diluted                            24,206         20,856        18,872



At December 31,                                1996           1995          1994          1993          1992
-------------------------------------------------------------------------------------------------------------

Working capital                           $  77,029      $  68,002     $  20,971     $  25,266     $   5,527
Total assets                                108,268         92,147        31,861        32,594        13,522
Long term debt, less current portion              -             -             93           621           957
Total stockholders' equity                   87,810         72,381        23,672        27,862         7,814



The Company is restricted in paying cash dividends under the terms of its line of credit agreement and paid no cash dividends during the five-year period. (See
Note 3 of the consolidated financial statements)

Statements of operations for years prior to 1994 exclude historical loss per share as it was not presented in the initial public registration statement.

See Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this discussion and analysis are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are set forth in "Item 1: Business - Risk Factors." The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.


Results of Operations

     Product Revenues. SanDisk's product revenues grew 45% in 1996 to $89.6 million from $61.6 million in 1995. The increase of $28.0 million consisted of a 126% increase in units shipped offset by a 36% decline in average selling prices. The increase in product revenues in 1996 was due to increased sales of the Company's Chipset, CompactFlash and FlashDisk products. Fiscal year 1995 product revenues of $61.6 million were 74% higher than 1994 due to increased sales of FlashDisk products.

     During the fourth quarter of 1996, the Company experienced a shift in product mix to lower capacity (2MB) CompactFlash cards which caused average selling prices to decline 23% from the previous quarter. As a result, product revenues declined 11% in the fourth quarter even though unit shipments increased 15%. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. Sales of these lower capacity products generally have lower average selling prices and gross margins than higher capacity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

     The Company sells products to the industrial, communications, highly portable computing and consumer markets. The mix of sales to these key markets varies from quarter to quarter and may vary in the future. While SanDisk has been successful winning design-ins for many new applications, it generally takes several quarters for these new products to reach the market. It is difficult to predict the timing of related new product introductions and future sales volumes from these design-ins as the success of the products is uncertain. As these markets develop, competition is expected to increase, which could cause average selling prices and gross margins to decline. See "Item 1: Business - Risk Factors - Competition."

     Order visibility weakened during the last half of 1996. The Company also experienced a shift in its customer order profile. The current glut and rapidly declining average selling prices that have afflicted the DRAM, SRAM and Standard Flash markets, coupled with the slower than expected growth in demand in the Company's markets, has brought about an expectation of drop-ship purchasing, with few or no long term purchase orders. Consequently, the turns component of the Company's business is increasing. SanDisk's backlog at the end of 1996 shrank to $5.8 million, the lowest level in two years. If the Company is unable to substantially increase its "turns" business, its results of operations will be materially adversely affected by this trend. To adapt to these evolving market conditions, the Company shifted to more in-house manufacturing in the third quarter of 1996 to reduce costs and lead times and to position itself to respond quickly to changes in customer demand. The current limited visibility of orders could continue indefinitely until the new markets addressed by the Company's products enter a more predictable growth phase and demand begins to create longer lead times.

    Historically, a majority of the Company's sales have been to a limited number of customers. Sales to the Company's top ten customers accounted for approximately 71%, 80% and 81%, respectively, of the Company's product revenues in 1996, 1995 and 1994. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future.

    The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this pattern to continue as market demand for such customers' products fluctuates. For example, during the fourth quarter of 1996, the volume of large OEM orders decreased due to the timing of customer's product introductions. See "Item 1: Business - Risk Factors
- Customer Concentration."

    Export sales continue to be an important part of the Company's business representing 55% and 57% of total revenues in 1996 and 1995, respectively. The Company invoices certain Japanese customers in yen and is subject to exchange rate fluctuations on these transactions. The Company expects international sales to continue to constitute a significant portion of revenues. See "Item 1:
Business - Risk Factors - International Operations."

     Royalty Revenues. Royalty revenues from patent cross license agreements were $8.0 million in 1996 up from $1.3 million in 1995. Total revenues from patent licenses and royalties increased to 8% of total revenues in 1996, up from 2% in 1995. In December 1996, the Company entered into a patent cross license agreement with Sharp Corporation. The Company also entered into a patent cross license agreement with Intel in October 1995. In the future, the Company will receive royalties under these agreements based on sales of flash products.

    Gross Profits. In fiscal 1996, gross profits increased to $38.9 million or 39.8% of revenues from $26.2 million or 41.7% of revenues in 1995, and $7.3 million or 20.6% of revenues in 1994. SanDisk completed its transition from 16Mbit to 32Mbit technology in the third quarter of 1996. For the year ended December 31, 1996, 32Mbit products represented 70% of the Company's units shipped up from 6% in the prior year. Product gross margins declined in 1996 to 34.5% of product revenues from 40.6% in 1995 due to the shift in product mix to lower capacity products where average selling prices declined faster than product costs. Revenues from patent cross-license royalties partially offset the lower product gross margins in 1996.

    The Company expects price competition to increase in the future, which will likely result in decreased average selling prices and gross margins. As a result, the Company expects gross margins to decline in the near term from the level experienced in 1996, and gross margins are expected to be subject to fluctuation for the foreseeable future. To remain competitive, the Company will be focusing on a number of programs to lower its manufacturing costs. These include transitioning from single to double density flash designs, from 0.5 to
0.35 micron manufacturing processes, and utilizing 8 inch instead of 6 inch wafers. These transitions are expected to occur over the next several quarters. The utilization of semiconductor devices with greater memory capacity and the design and implementation of new semiconductor manufacturing processes can entail a number of problems, including lower yields associated with semiconductor device production and production delays. There can be no assurance that such devices or processes will be successfully developed by the Company or that development of such processes will lower manufacturing costs. See "Item 1:
Business - Risk Factors - Risks Associated with Transitioning to New Products and Processes."

    Due to the emerging nature of the Company's markets and certain planned product transitions, the Company has had difficulty forecasting future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle time, the Company has been required to order wafers from its foundries approximately six months in advance of the ultimate shipment of its products. Under the Company's wafer supply agreements, there are limits on the number of wafers the Company can order and the Company's ability to change that quantity is restricted. Accordingly, the Company's ability to react to significant fluctuations in demand for its products is limited. As a result, the Company has not been able to match its purchases of wafers to specific customer orders and therefore the Company has taken write downs for potential excess inventory purchased prior to the receipt of customer orders. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter to quarter basis. See "Item 1: Business - Risk Factors - Fluctuations in Operating Results."

    Currently a significant portion of the Company's wafer purchases are denominated in Japanese Yen. As a result, exchange rate fluctuations can affect the Company's business, financial condition and results of operations See "Item 1: Business - Risk Factors - International Operations."

    Research and Development. Research and development expenses consist principally of salaries and benefits for design and development engineers, patent application costs, prototype supplies and contract services. Research and development expenditures increased to $10.2 million in 1996 from $8.0 million in 1995 and $5.9 million in 1994. As a percentage of revenues, research and development costs represented 10.4% in 1996, 12.8% in 1995, and 16.7% in 1994. Research and development expenses increased in 1996 and 1995 primarily due to salary and benefit costs associated with additional personnel. In 1996, increased depreciation due to capital equipment additions during the year and higher contract service expenses also contributed to the increase in research and development expenses. In

1995, increased patent application related expenses and higher prototype supply expenses contributed to the increase. The Company expects research and development expenses to continue to increase in absolute dollars to support the development of new generations of flash data storage products and the transfer of the Company's products to new foundries.

    Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for the Company's sales, marketing, customer service and applications engineering personnel. These expenses also include advertising and tradeshow expenses and independent manufacturer's representatives commissions. Sales and marketing expenses increased to $8.8 million in 1996 from $6.6 million in 1995 and $4.0 million in 1994. The growth in sales and marketing expenses in both 1996 and 1995 was primarily due to higher payroll and benefit related expenses associated with increased headcount levels, higher outside sales commissions and increased travel expenses. Increased public relations expenses also contributed to the increase in 1995. As a percentage of revenues, sales and marketing expenses represented 9.0% in 1996, 10.4% in 1995, and 11.3% in 1994.

    General and Administrative. General and administrative expenses include the cost of the Company's finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses increased to $7.4 million in 1996 from $3.8 million in 1995 and $2.2 million in 1994. As a percentage of revenues, general and administrative expenses increased to 7.6% of revenues from 6.1% in 1995 and 1994. The increase in general and administrative expenses in 1996 and 1995 was primarily due to an increase in professional and legal fees associated with the defense of the Company's patents and salary and benefit costs associated with additional personnel. The Company spent approximately $3.0 million on patent related litigation in 1996. A substantial portion of these expenses related to SanDisk's ITC complaint against Samsung Electronics Company. See Note 4 to the Company's financial statements contained in Item 8 of this report.

    Interest and Other Income. Interest and other income was $3,154,000 in 1996, $1,749,000 in 1995, and $593,000 in 1994. The increase in interest and other income since 1994 was due to increased cash and investment balances and higher interest rates.

    Interest Expense. Interest expense of $3,000 in 1996, $37,000 in 1995, and $99,000 in 1994 was related to capital equipment leases which expired at various times during 1995 and 1996. The Company had no outstanding capital leases at December 31, 1996.

    Provision for Income Taxes. The Company's 1996 and 1995 effective income tax rates were approximately 7.3% and 4.5%, respectively. The 1996 effective tax rate is higher than the 1995 rate primarily due to increased foreign withholding taxes. The effective tax rate is substantially below the federal statutory rate due to the utilization of federal and state net operating loss and tax credit carryforwards. The Company had no tax provision in 1994 due to operating losses incurred. As of December 31, 1996, the Company had federal and state tax credit carryforwards of approximately $750,000 and $75,000, respectively, which will expire at various dates beginning in 2008 through 2011.

Liquidity and Capital Resources

    As of December 31, 1996, the Company had working capital of $77.0 million, which included cash and cash equivalents of $19.3 million and short-term investments of $55.0 million. The Company has a line of credit with a commercial bank under which it can borrow up to $10 million with a term through July 1997. The line of credit has restrictions on the payment of cash dividends to stockholders and requires the Company to maintain certain minimum financial requirements. At December 31, 1996, the Company had $6.2 million committed under the line of credit for standby letters of credit. The Company currently is in compliance with all covenants in the line of credit agreement. The Company intends to either renew its line of credit or negotiate a new line of credit upon the expiration of its current line.

 The Company has experienced positive operating cash flow since the third quarter of 1994. Cash provided by operations was $13.4 million in 1996, $12.4 million in 1995 and $1.7 million in 1994.

    Net cash used in investing activities of $22.2 million in 1996 consisted of net purchases of short term investments of $13.8 million and capital equipment purchases of $8.4 million. In 1995, $35.4 million of cash was used in investing activities. This included $31.6 million of net purchases of investments and $3.8 million of capital expenditures. In 1994, investing activities provided net cash of $3.9 million, reflecting net sales of investments of $5.3 million offset by capital expenditures of $1.4 million.

    During 1996, financing activities provided $0.8 million of cash primarily from the sale of common stock through the SanDisk stock option and employee stock purchase plans. Payments against capital leases of $98,000 partially offset the proceeds from the sale of common stock. Net cash provided by financing activities for 1995 was $39.1 million, representing sales of common stock in the Company's initial public offering in November and the sale of preferred stock earlier in the year. These amounts were offset by principal payments on capital leases of $0.5 million. Net cash used in financing activities in 1994 was $0.5 million, representing principal payments on capital leases offset by sales of common and preferred stock and warrants.

    The Company believes that its existing working capital and its available line of credit will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements through at least 1997. The Company expects capital expenditures to increase in 1997 to support growth in operations. Depending on the demand for the Company's products, the Company may decide to make substantial additional investment in manufacturing capacity to support its business in the future.

Impact of Currency Exchange Rates

    The Company currently purchases wafers from Matsushita under purchase contracts denominated in yen. A portion of the Company's revenues are also denominated in yen. Foreign exchange exposures arising from the Company's yen denominated commitments and related accounts payable are offset to the extent the Company has yen denominated accounts receivable and cash balances. To the extent such foreign exchange exposures are not offset, the Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At December 31, 1996, there were no forward exchange contracts outstanding. While the impact of movements in currency exchange rates on foreign exchange contracts substantially offsets the related impact on the underlying items hedged, the appreciation of the yen against the U.S. Dollar in 1995 resulted in higher costs to the Company, which were reflected in the Company's gross margins in the second half of 1995. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SANDISK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents
                                                                       Page

Report of Ernst & Young LLP, Independent Auditors................       27
Consolidated Balance Sheets......................................       28
Consolidated Statements of Operations............................       29
Consolidated Statements of Stockholders' Equity..................       30
Consolidated Statements of Cash Flows............................       31
Notes to Consolidated Financial Statements.......................       32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SanDisk Corporation

    We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP

Ernst & Young LLP
San Jose, California

January 17, 1997, except for Note 4
for which the date is February 26, 1997

SanDisk Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

Years Ended December 31,                                          1996        1995
----------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                               $   19,323   $  27,255
    Short-term investments                                      54,965      41,140
    Accounts receivable, net of allowance for doubtful
       accounts of $593 in 1996 and 1995                        11,885       8,428
    Inventories                                                  9,630      10,411
    Prepaid expenses and other current assets                    1,684         534
    ------------------------------------------------------------------------------
    Total current assets                                        97,487      87,768
Property and equipment, at cost:
    Machinery and equipment                                     17,937      10,900
    Leasehold improvements                                       1,695         354
    ------------------------------------------------------------------------------
                                                                19,632      11,254
    Accumulated depreciation and amortization                    9,347       7,000
    ------------------------------------------------------------------------------
                                                                10,285       4,254
Deposits and other assets                                          496         125
----------------------------------------------------------------------------------
Total assets                                                $  108,268   $  92,147
----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $    7,595   $   9,053
    Accrued payroll and related expenses                         2,857       1,946
    Other accrued liabilities                                    4,354       2,862
    Deferred income                                              5,652       5,905
    ------------------------------------------------------------------------------
    Total current liabilities                                   20,458      19,766
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.001 par value
       Authorized shares:  4,000,000
       Issued and outstanding:  none                                 -           -
    Common stock, $0.001 par value
        Authorized shares:  40,000,000
        Issued and outstanding:  22,326,584 in 1996 and
            22,004,820 in 1995                                      22          22
    Capital in excess of par value                              98,211      97,272
    Accumulated deficit                                        (10,423)    (24,913)
    ------------------------------------------------------------------------------
Total stockholders' equity                                      87,810      72,381
----------------------------------------------------------------------------------
Total liabilities and stockholders' equity                  $  108,268   $  92,147
----------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


Years Ended December 31,                           1996           1995            1994
--------------------------------------------------------------------------------------
Revenues
     Product                                  $  89,599      $  61,589       $  35,378
     Royalties                                    8,000          1,250               -
--------------------------------------------------------------------------------------
Total revenues                                   97,599         62,839          35,378

Cost of revenues                                 58,707         36,613          28,074
--------------------------------------------------------------------------------------
Gross profits                                    38,892         26,226           7,304
Operating expenses
     Research and development                    10,181          8,043           5,918
     Sales and marketing                          8,792          6,564           3,996
     General and administrative                   7,445          3,842           2,171
--------------------------------------------------------------------------------------
Total operating expenses                         26,418         18,449          12,085
--------------------------------------------------------------------------------------
Operating income (loss)                          12,474          7,777          (4,781)
Interest and other income, net                    3,154          1,749             593
Interest expense                                     (3)           (37)            (99)
--------------------------------------------------------------------------------------
Income (loss) before taxes                       15,625          9,489          (4,287)
Provision for income taxes                        1,140            424               -
--------------------------------------------------------------------------------------
Net income (loss)                             $  14,485      $   9,065       $  (4,287)
---------------------------------------------------------------------------------------
Net income (loss) per share (pro forma for 1994)
     Primary                                  $    0.60      $    0.91       $   (0.23)
     Fully diluted                            $    0.60      $    0.43       $   (0.23)
---------------------------------------------------------------------------------------
Shares used in computing net income
  (loss) per share (pro forma for 1994)
     Primary                                     24,206          9,983          18,872
     Fully diluted                               24,206         20,856          18,872
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                          Convertible                              Capital In                                Total
                                         Preferred Stock         Common Stock       Excess of      Accumulated       Stockholders'
                                      Shares      Amount     Shares     Amount      Par Value          Deficit              Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994            14,649     $   15      2,722     $    3      $   57,535      $   (29,691)      $      27,862
Exercise of preferred stock warrants      15          -          -          -              62                -                  62
Exercise of common stock grants
    and options for cash, net of
    repurchases                            -          -        111          -              35                -                  35
Net loss                                   -          -          -          -               -           (4,287)             (4,287)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994          14,664         15      2,833          3          57,632          (33,978)             23,672
Sale of preferred stock, net of
    issuance costs                       665          -          -          -           6,215                -               6,215
Conversion of preferred stock into
   common stock at IPO               (15,329)       (15)    15,329         15               -                -                   -
Initial Public Offering, net of
   issuance costs                          -          -      3,701          4          33,336                -              33,340
Exercise of common stock grants
    and options for cash, net of
    repurchases                            -          -        142          -              89                -                  89
Net income                                 -          -          -          -               -            9,065               9,065
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995               -          -     22,005         22          97,272          (24,913)             72,381
Exercise of common stock grants
    and options by employees for cash      -          -        168          -              95                -                  95
Issuance of stock pursuant to
    employee stock purchase plan           -          -         92          -             783                -                 783
Exercise of common stock warrants          -          -         62          -               -                -                   -
Income tax benefit from stock
     options exercised                     -          -          -          -              61                -                  61
Unrealized gain on available for
      sale securities                      -          -          -          -               -                5                   5
 Net income                                -          -          -          -               -           14,485              14,485
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996               -     $    -     22,327     $   22      $   98,211      $   (10,423)      $      87,810
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,                                       1996             1995             1994
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                           $14,485          $ 9,065          $(4,287)
Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
       Depreciation                                           2,347            1,625            1,952
       Deferred tax                                          (1,000)               -                -
       Changes in assets and liabilities:
           Accounts receivable                               (3,457)          (4,311)          (1,396)
           Inventory                                            781           (6,337)             325
           Prepaid expenses and other current assets           (250)            (293)             130
           Deposits and other assets                           (271)             581             (161)
           Accounts payable                                  (1,458)           4,721            2,167
           Accrued payroll and related expenses                 911            1,000              422
           Other accrued liabilities                          1,590            1,031              940
           Deferred income                                     (253)           5,348              558
           Pledged cash                                           -                -            1,000
------------------------------------------------------------------------------------------------------
  Total adjustments                                          (1,060)           3,365            5,937
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    13,425           12,430            1,650
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of short-term investments                         (47,977)         (40,326)         (23,867)
Proceeds from short-term investments                         34,157            8,711           29,155
Acquisition of property and equipment                        (8,378)          (3,791)          (1,369)
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         (22,198)         (35,406)           3,919
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Sale of common stock and warrants,
  net of repurchases                                            939           33,429               35
Sale of convertible preferred stock,
  net of issuance costs                                           -            6,215               62
Principal payments under capital leases                         (98)            (523)            (629)
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities             841           39,121             (532)
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (7,932)          16,145            5,037
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year               27,255           11,110            6,073
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $19,323          $27,255          $11,110
------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                    $     3          $    37          $    99
Cash paid for income taxes                                  $   451          $   219                -
Conversion of preferred stock to common stock               $     -          $63,683                -
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements


Note 1:  Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

    SanDisk Corporation (the Company) was incorporated in Delaware on June 1, 1988, to design, manufacture, and market industry-standard, solid-state mass storage products using proprietary, high-density flash memory technology. The Company serves customers in the industrial, communications, highly portable computing and consumer electronics markets. Principal geographic markets for the Company's products include the United States, Japan, the Far East and Europe. In August 1995, the Company changed its name from SunDisk Corporation to SanDisk Corporation.

Supplier and Customer Concentrations

    A limited number of customers historically have accounted for a substantial portion of the Company's revenues. Epson Hanbai accounted for approximately 26% of total revenues in 1996. Three of the Company's customers, Epson Hanbai, Kyocera and Hewlett Packard accounted for approximately 26%, 14% and 12%, respectively, of total revenues in 1995. Epson Hanbai, Hewlett Packard and NEC USA, Inc. accounted for approximately 20%, 19% and 11%, respectively, of total revenues in 1994. No other distributor or OEM customer constituted 10% or more of revenues in the periods presented. Sales of the Company's products will vary as a result of fluctuations in market demand for such customers' products. Further, the flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid technological obsolescence.

    Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. For example, all of the Company's products require silicon wafers which are currently supplied by two foundries, Matsushita in Japan and LG Semicon in Korea. As well, certain key components such as controllers, are purchased from single source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to the interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect upon its results of operations.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation

    The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1996 ended on December 29, 1996. Fiscal years 1995 and 1994 ended on December 31, 1995 and January 1, 1995, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Transactions

    Foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash, receivables, and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operations accounts and nonmonetary balance sheet accounts are remeasured at the rate in effect at the date of transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material in the periods presented.

Cash Equivalents and Short-Term Investments

    Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash equivalents and short-term investments consist of money market funds, taxable commercial paper, U.S. Treasury bills, U.S. government agency obligations, corporate notes and bonds with high-credit quality institutions and auction rate preferred stock. The fair market value, based on quoted market prices, of cash equivalents and short-term investments is substantially equal to their carrying value at December 31, 1996 and 1995.

    Under FAS 115, management classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. Debt securities classified as available-for-sale and are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included, net of tax, in equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     All cash equivalents and short-term investments as of December 31, 1996 and 1995 are classified as available-for-sale securities and consist of the following:

                                               December 31,
                                        1996                 1995
                                        ----                 ----
                                              (In thousands)
   Cash equivalents:
     Money market fund               $  4,639             $  1,198
     Commercial paper                   6,370                    -
     Corporate notes / bonds            5,894                2,000
                                     --------             --------
             Total                   $ 16,903             $  3,198
                                     ========             ========


   Short term investments:
     U.S. Treasury bills and
        U.S. government agency
        obligations                $   4,183               $ 7,515
     Corporate notes / bonds          49,782                30,625
     Auction rate preferred stock      1,000                 3,000
                                    --------               -------
             Total                    54,965               $41,140
                                    ========               =======

    Unrealized holding gains and losses on available-for-sale securities at December 31, 1996 and 1995 and gross realized gains and losses on sales of available-for-sale securities during the years ended December 31, 1996 and 1995 were immaterial.

    Debt securities at December 31, 1996 and 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

                                                            December 31,
                                                       1996                1995
                                                   --------            --------
  Short-term investments:                                 (In thousands)
      Due in one year or less                      $ 49,675            $ 24,854
      Due after one year through two years            5,290              16,286
                                                   --------            --------
            Total                                  $ 54,965            $ 41,140
                                                   ========            ========

Inventories

    Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows:

                                                        December 31,
                                                   1996               1995
                                               --------           --------
                                                       (In thousands)
        Raw materials                          $  3,858           $  2,753
        Work-in-process                           3,475              6,921
        Finished goods                            2,297                737
                                               --------           --------
                                               $  9,630           $ 10,411
                                               ========           ========

    Given the volatility of the market, the Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such differences may have a material effect on the financial statements.

Depreciation and Amortization

    Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to seven years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the asset or the term of the lease.

Revenue Recognition

    Product revenue is generally recognized at the time of shipment, less a provision for estimated sales returns. However, revenue on shipments to distributors, subject to certain rights of return and price protection, is deferred until the merchandise is sold by the distributors or the rights expire. The Company earns royalties under certain patent cross license agreements. Royalty revenue is recognized when earned.

Net Income (Loss) Per Share

    Primary net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. In addition, common equivalent shares from Series C convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method or modified treasury stock method where applicable) have been included in the computation when dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent (common stock options and Series G preferred stock) shares issued by the Company at prices below the assumed public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented prior to their issuance regardless of whether they are dilutive (using the treasury stock method and the anticipated initial public offering price). Pro forma net loss per share is presented for 1994.

    Per share information calculated on the above basis is as follows (shares in thousands):

                                                  Years Ended December 31,
                                              1996         1995          1994
                                              ----         ----          ----
Primary net income (loss) per share
  applicable to common stockholders           $0.60       $0.91        $(1.02)
Shares used in computing primary net
  income (loss) per share                    24,206       9,983          4,208
Fully diluted net income (loss) per share
  applicable to common stockholders           $0.60       $0.43        $(1.02)
Shares used in computing fully diluted
  net income (loss) per share                24,206      20,856          4,208

    Fully diluted earnings per share is calculated using net income and the shares used in the primary calculation, as well as other dilutive preferred stock (Series A, B, D, E, and F) which is not deemed to be a common stock equivalent for purposes of the primary earnings per share calculation.

    Supplemental net income per share for 1995 computed to give effect to the conversion of redeemable convertible preferred shares as of January 1, 1995 (using the if-converted method) was $ 0.43.

Pro Forma Net Loss Per Share

    Pro forma net loss per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from convertible preferred stock that automatically converted upon the closing of the Company's initial public offering (using the if-converted method). All of the convertible preferred stock outstanding as of the closing date of the offering automatically converted on a one-for-one basis into shares of common stock, based on the number of shares of convertible preferred stock outstanding at the date of the offering.

Stock Based Compensation

    The Company accounts for employee stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Pro forma net income and earnings per share are disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and are included in Note 5.

Note 2:  Financial Instruments

Concentration of Credit Risk

    The Company's concentration of credit risk consists principally of cash, cash equivalents, short-term investments, and trade receivables. The Company's investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer. The Company sells primarily to original equipment manufacturers in the United States and Japan, performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral. Reserves are maintained for potential credit losses.

Off Balance Sheet Risk

    In connection with the credit agreement discussed in Note 3, the Company has a foreign exchange contract line in the amount of $15,000,000 at December 31, 1996. Under this line, the Company may enter into forward exchange contracts which require the Company to sell or purchase foreign currencies. There were no forward exchange contracts outstanding at December 31, 1996 and 1995.

    Certain of the Company's purchase commitments and balance sheet accounts are denominated in yen. Foreign exchange exposures arising from the Company's yen denominated purchase commitments and related accounts payable are mitigated to the extent the Company has yen denominated current assets. To the extent such foreign exchange exposures are not mitigated, the Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. The Company had net transaction gains (losses) of approximately $(193,000), $(20,000) and $109,000 for the years ended December 31, 1996, 1995, and 1994, respectively. These amounts are included in interest and other income, net in the statement of operations.


Note 3:  Line of Credit

    The Company has a credit agreement (the Agreement) with a bank, which expires in July 1997. Under the provisions of the Agreement, the Company may borrow up to $10,000,000 on a revolving line of credit at the bank's prime interest rate (8.25% at December 31, 1996). Amounts under the revolving line of credit can be applied to the issuance of letters of credit of up to $10,000,000. At December 31, 1996, $6,200,000 in letters of credit were outstanding. In addition, under the Agreement, the Company also has a $15,000,000 foreign exchange contract line (see Note 2) under which the Company may enter into forward exchange contracts. No amounts were outstanding under the revolving line of credit portion of the Agreement and the foreign exchange contract portion of the line at

December 31, 1996. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The agreement also does not permit the payment of cash dividends to stockholders. As of December 31, 1996, the Company was in compliance with the covenants. Based on available collateral and outstanding letters of credit, the amount available under the Agreement at December 31, 1996 was approximately $3,800,000.

Note 4:  Commitments and Contingencies

Commitments

    The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2002. Future minimum lease payments under operating leases at December 31, 1996 are as follows:

Year Ending December 31,

                  1997                   $  1,049,784
                  1998                      1,595,320
                  1999                      1,623,644
                  2000                      1,666,440
                  2001                      1,211,110
                  Thereafter                  573,648
                                         ------------
                  Total                  $  7,719,946
                                         ============

Rental expense under all operating leases was $1,050,000, $789,000 and $730,000 for the years ended December 31, 1996, 1995 and 1994 respectively.

Contingencies

    The Company is party to various legal proceedings. In October 1995, Samsung Electronics Company Ltd. filed a complaint against the Company in the Northern District of California accusing the Company of infringing two Samsung patents, seeking declaratory relief with respect to five Company patents and alleging unspecified damages for certain other related claims. As written, the complaint potentially implicates products that comprised substantially all of the Company's revenues for 1996 and 1995. The Company has received opinions from its patent counsel that, based on information currently known, the Company's products do not infringe one of these Samsung patents and that, based on certain assumptions as to how Samsung would claim infringement, the particular patent claim in the other Samsung patent that Samsung has accused the Company of infringing is invalid and that the Company's products do not infringe any of the other claims of such patent. Nonetheless, the Company anticipates that Samsung will continue to pursue litigation with respect to such claims.

    On January 11, 1996, the Company filed a complaint against Samsung with the United States International Trade Commission alleging that Samsung and its U.S. sales arm, are importing and selling products that infringe two of the Company's patents. By its complaint, the Company seeks a judgment by the International Trade Commission that Samsung is infringing the Company's patents and an order precluding Samsung from importing those infringing products into the United States. The U.S. International Trade Commission initiated an investigation based upon the Company's complaint against Samsung. On February 26, 1997, the Administrative Law Judge assigned to the case issued an Initial Determination finding both SanDisk patents valid and infringed and further finding a violation of Section 337 of the Trade Act. This decision will go to the International Trade Commission which will decide whether to approve the ruling and enter an exclusion or cease and desist order barring importation of Samsung flash memory devices. While the ruling is important, no assurance can be given that the Commission will enter an exclusion or cease and desist order. A final decision is expected in May, 1997.

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

    From time to time the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company's insurance policies. There can be no assurance that any future obligation to indemnify the Company's customers or suppliers, will not have a material adverse effect on the Company's business, financial condition and results of operations.

    Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business Risk Factors - Patents, Proprietary Rights and Related Litigation."


Note 5:  Stockholders' Equity

Stock Purchase Agreements

    Prior to the adoption of the 1989 Stock Benefit Plan, the Company entered into stock purchase agreements with certain eligible individuals. Under the stock purchase agreements, the Company authorized the sale of common stock to certain employees, directors, and consultants at the fair value on the date of grant, as determined by the Board of Directors. The shares sold under these agreements generally vest over four years as determined by the Board of Directors. Upon the termination of employment, director services, or consultant services, unvested shares are subject to repurchase by the Company at the original purchase price.

Stock Benefit Plan

    The 1989 Stock Benefit Plan, in effect through August 1995, comprised two separate programs, the Stock Issuance Program and the Option Grant Program. The Stock Issuance Program allowed eligible individuals to immediately purchase the Company's common stock at a fair value as determined by the Board of Directors. Such shares may be fully vested when issued or may vest over time as determined by the Board of Directors. Under the Option Grant Program, eligible individuals were granted options to purchase shares of the Company's common stock at a fair value, as determined by the Board of Directors, of such shares on the date of grant. The options generally vest over a four-year period, expiring no later than ten years from the date of grant. Unexercised options are canceled upon the termination of employment or services. Options that are canceled under this plan will be available for future grants under the 1995 Stock Option Plan. There were no shares available for option grants under this plan at December 31, 1996.

     The 1995 Stock Option Plan provides for the issuance of incentive stock options and nonqualified stock options. Under this plan, the vesting and exercise provisions of option grants are determined by the Board of Directors. The options generally vest over a four-year period, expiring no later than ten years from the date of grant.

1995 Non-employee Directors Stock Option Plan

    In August 1995, the Company adopted the 1995 Non-employee Directors Stock Option Plan (the Directors' Plan) and reserved 150,000 shares of common stock for issuance thereunder. Under this plan, automatic option grants are made at periodic intervals to eligible non-employee members of the Board of Directors. The options vest over a four-year period and expire ten years after the date of grant. At December 31, 1996, a total of 72,000 options had been granted at an exercise prices of $10.00 and $13.375 per share.

    A summary of activity under all stock option plans follows:

                                         Total
                                     Available                       Weighted
                                    for Future           Total        Average
                               Grant/ Issuance     Outstanding Exercise Price
                                 (Shares in thousands)
Balance at December 31, 1993               174           1,481          $0.46
  Increase in authorized shares            667               -
  Granted                                (715)             715          $1.58
  Exercised                                  -           (113)          $0.31
  Canceled                                 215           (215)          $0.46
                               ---------------     -----------
Balance at December 31, 1994               341           1,868          $0.89
  Increase in authorized shares          1,566               -
  Granted                                (790)             790          $6.41
  Exercised                                  -           (141)          $0.64
  Canceled                                  59            (59)          $1.35
                               ---------------     -----------
 Balance at December 31, 1995            1,176           2,458          $2.67
  Granted                                (922)             922         $12.35
  Exercised                                  -           (168)          $0.57
  Canceled                                  68            (68)          $8.46
                               ---------------     -----------

Balance at December 31, 1996               322           3,144          $5.49
                               ===============     ===========



    At December 31, 1996, options outstanding were as follows:


                                     Options Outstanding                             Options Exercisable
                                     -------------------                             -------------------
                              Number           Weighted       Weighted               Number
                         Outstanding            Average        Average          Exercisable          Weighted
Range of                       as of          Remaining       Exercise                as of           Average
Exercise Prices    December 31, 1996   Contractual life          Price    December 31, 1996    Exercise Price
---------------    -----------------   ----------------   ------------    -----------------   ---------------

 $0.15 - $ 0.75            1,125,350               6.33       $ 0.5315            1,106,684             $0.54
 $2.25 - $ 4.50              466,453               8.04       $ 2.3467              462,153             $2.35
 $6.75 - $10.00              663,555               8.61       $ 6.9850              661,555             $6.99
$11.50 - $14.62              886,050               9.87       $12.1884               24,000            $13.38
$17.25 - $20.50               22,000               9.11       $17.3829                  224            $20.50
                    ----------------     --------------   ------------    -----------------   ---------------

$ 0.15 - $20.50            3,143,408               8.06      $  5.4927            2,254,616             $2.94


    There were 22,259 shares subject to repurchase under the Stock Benefit Plan or under stock purchase agreements at December 31, 1996. Approximately 46,359 shares were subject to repurchase at December 31, 1995.

Employee Stock Purchase Plan

    In August 1995, the Company adopted the Employee Stock Purchase Plan (the Purchase Plan) and reserved 433,333 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares through payroll deductions at 85% of the fair market value at the beginning or end of the offering period, whichever is lower. As of December 31, 1996, shares issued under the Purchase Plan totaled 92,350.

Accounting for Stock Based Compensation

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. For all grants subsequent to December 31, 1994 that were granted prior to the Company's initial public offering in November 1995, the fair value of these options was determined using the minimum value method with a weighted average risk free interest rate of 6.32% and an expected life of 5 years. The fair value for the options granted subsequent to the Company's initial public offering in November 1995 was estimated at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions: risk-free interest rates of 6.23% and 6.37% for 1996 and 1995, respectively; a dividend yield of 0.0%, a volatility factor of the expected market price of the Company's common stock of 0.588 and 0.513 for 1996 and 1995, respectively; and a weighted-average expected life of the option of 5 years. The weighted average fair value of those options granted were $6.80 and $3.34 for 1996 and 1995, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 433,333 shares of common stock to participating employees. Under the terms of the Plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 86% of eligible employees have participated in the plan in 1996 and 1995. Under the Plan, the Company sold 92,350 shares to employees in 1996. Pursuant to APB 25 and related interpretations, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1996 and 1995: dividend yield of 0.0%; and expected life of 6 months; expected volatility factor of 0.588 in 1996 and
0.513 in 1995; and a risk free interest rate ranging from 5.36% to 5.48%. The weighted average fair value of those purchase rights granted in November 1995, February 1996 and August 1996 were $2.01, $2.47, and $2.52, respectively.

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          Years ended
                                          December 31,
                                      1996             1995
                                      ----             ----

Pro forma net income               $13,553,000      $8,915,000
Pro forma earnings per share       $0.56            $0.43

    Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

Warrants

    The Company has periodically granted warrants in connection with the sale of its stock and certain lease and bank agreements. The Company has the following warrants outstanding to purchase capital stock at December 31, 1996:

Issuance           Capital      Number of   Price Per   Expiration
Date               Stock           Shares       Share   Date
---------------    ----------   ---------   ---------   --------------

May 1990           Common          12,094      $6.615   May 2000
June 1990          Common          66,665      $6.000   None
June 1991          Common           6,666      $6.615   June 1999
November 1991      Common          13,363      $6.615   November 1999
November 1992      Common           7,575      $3.300   June 1998

    During 1996, the Company issued 61,744 shares of common stock for no proceeds in the net issuance of shares upon the exercise of 91,211 warrants with a weighted average exercise price of $4.17 per share.

Note 6:  Retirement Plan

    Effective January 1, 1992, the Company adopted a tax-deferred savings plan, the SanDisk 401(k) Plan, for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement.
Qualified employees may elect to make contributions to the plan on a monthly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors. No contributions were made by the Company for the years ended December 31, 1996, 1995 and 1994.


Note 7:  Income Taxes

    The provision for income taxes computed under Statement of Financial Accounting Standard No. 109 consists of the following:

                                                 December 31,
     Current:                                   1996            1995
                                         -----------       ---------
          Federal                        $ 1,701,000       $ 312,000
          State                               42,000          66,000
          Foreign                            397,000          46,000
                                         -----------       ---------
                                         $ 2,140,000       $ 424,000

     Deferred:
          Federal                         (1,000,000)              -


     Provision for income taxes          $ 1,140,000       $ 424,000
                                         ===========       =========

    The Company's provision for income taxes differs from the amount computed by applying the federal statutory rates of 35% for 1996 and 1995 and 34% for 1994 to income before taxes as follows:

                                                       December 31,
                                              1996         1995          1994
                                            ------       ------       -------
Tax at U.S. statutory rate                   35.0%        35.0%       (34.0)%
Operating losses (utilized)/not utilized    (17.4)       (31.4)        34.0
Research credit                              (5.6)          -            -
Valuation allowance                          (8.0)          -            -
Foreign taxes in excess of U.S. rate          2.1           -            -
Other individually immaterial items           1.2           .9           -
                                            ------       ------      -------
                                              7.3%         4.5%         0.0%
                                            ======       ======      =======

    As of December 31, 1996, the Company had federal and state tax credit carryforwards of approximately $750,000 and $75,000, respectively. The tax credit carryforwards will expire at various dates beginning in years 2008 though 2011, if not utilized.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                          December 31,
                                                         1996         1995
                                                      -------      -------
                                 (In thousands)
  Deferred tax assets:
      Inventory reserves                              $ 2,500      $ 2,500
      Deferred revenue                                  2,000        2,300
      Other                                             1,500        1,100
      Tax credit carryforwards                            800        1,400
      Fixed assets                                        350          800
      Capitalized research and development                300          500
      Net operating loss carryforwards                               2,600
                                                      -------      -------
                                                            -
        Total deferred tax assets                       7,450       11,200
        Valuation allowance                            (6,450)     (11,200)
                                                      -------      -------
        Net deferred tax assets                       $ 1,000            -
                                                      =======      =======


    The valuation allowance decreased by approximately $4,750,000 and $3,000,000 for 1996 and 1995, respectively, and increased $2,600,000 in 1994. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that a partial valuation allowance for deferred tax assets should be provided. Approximately $500,000 of the valuation allowance is attributable to stock option deductions, the benefit of which will be credited to paid in capital when realized.


Note 8:  Related Party Transactions

In January 1993, the Company entered into a joint cooperation agreement with a stockholder. Under the terms of the agreement, the stockholder had a nonexclusive right to distribute flash memory products produced by the Company. Revenues under the agreement were approximately $3,234,000 in 1994. There were no revenues attributable to this agreement in 1995 and 1996. The agreement was amended in October 1994. Under the terms of the amended agreement, the stockholder relinquished its right to distribute flash memory products but has the option to reinstate this right in January 1999. In addition, under the terms of the amended agreement, the Stockholder returned approximately $0.8 million of inventory in November 1994. The Company sold the majority of this returned inventory in December 1994. Accordingly, the returned inventory did not have a material impact on the Company's statement of operations for the year ended December 31, 1994.

Note 9:  Industry and Geographic Information

    The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, distributors, and its subsidiaries. Export sales account for a significant portion of the Company's revenues. Geographic revenue information is as follows:

                                   Years Ended December 31,
                                        (In thousands)
                                 1996        1995         1994
                              -------     -------      -------
         United States        $43,999     $27,230      $21,799
         Export:
              Japan            43,947      24,255       11,300
              Far               4,314       8,125        1,689
         East
              Europe            5,339       3,229          590
                              -------     -------      -------
         Total                $97,599     $62,839      $35,378
                              =======     =======      =======


Note 10:  Major Customers

    Customers who accounted for at least 10% of total revenues were as follows:

                                            Years Ended December 31,

                                           1996       1995       1994
                                           ----       ----       ----
         Epson Hanbai Co., Ltd...          26%         26%       20%
         Hewlett-Packard Company            *          12%       19%
         NEC USA, Inc                       *           *        11%
         Kyocera America, Inc....           *          14%        *

* Revenues were less than 10%


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors.   Reference  is  made  to  the  information  regarding  directors appearing under the caption "Election of Directors" on pages 3 - 6 of the Company's definitive Proxy Statement dated March 12, 1997 for its Annual Meeting of Stockholders (the Proxy Statement), which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under "Executive Officers of the Registrant" in Part I of this 10-K.


ITEM 11.      EXECUTIVE COMPENSATION

    The information required by this item is set forth under "Executive Compensation and Related Information" in the Company's Proxy Statement for the Annual Meeting of Stockholders which is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

    The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders which is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth under "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders which is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of this report

         1) All financial statements

          Index to Financial Statements                            Page
                                                                   ----
          Report of Ernst & Young LLP, Independent Auditors        27
          Consolidated Balance Sheets                              28
          Consolidated Statement of Operations                     29
          Consolidated Statements of Stockholders Equity           30
          Consolidated Statements of Cash Flows                    31
          Notes to Consolidated Financial Statements               32-42


         2)  Financial statement schedules

          Index to Financial Statement Schedules
          Financial Statement Schedules
            II.    Valuation and Qualifying Accounts               49

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

          3)  Exhibits required by Item 601 of Regulation S-K


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



       10.3*+      Amendment No. 1 to MEC/SunDisk Foundry Agreement, between Matsushita Electronics
                   Corporation, Matsushita Electronic Industrial Co., Ltd. and the Registrant, dated
                   April 17, 1995.
       10.4*+      Foundry Agreement between Goldstar Electron Co., Ltd. and the Registrant, dated
                   October 13, 1993.
       10.5*+      Amendment No. 1 to the Foundry Agreement between Goldstar Electron Co., Ltd. and the Registrant, dated May 10, 1994.
       10.6*+      SanDisk/Goldstar Technical Collaboration Agreement between Goldstar Electron
                   Co., Ltd. and the Registrant, dated March 25, 1994.
       10.7*+      Joint Development Agreement between NEC Corporation and the Registrant, dated
                   June 20, 1994.
       10.8*+      Joint Cooperation Agreement between the Registrant and Seagate Technology, Inc., dated January 15, 1993.
       10.9*+      Amendment and  Termination  Agreement  between the Registrant and Seagate Technology, Inc., dated October 28, 1994.
       10.10*      License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988
       10.13*      1989 Stock Benefit Plan.
       10.14*      1995 Stock Option Plan.
       10.15*      Employee Stock Purchase Plan.
       10.16*      1995 Non-Employee Directors Stock Option Plan.
       10.17*      Patent Cross License Agreement between the Registrant and Intel Corporation, dated October 12, 1995.
      10.18**      Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.
       10.19#      Business loan agreement  between the  Registrant  and Union Bank of  California,  dated July 3,
                   1996.
      10.20++      Patent Cross License  Agreement between the Registrant and Sharp Corporation dated December 24,
                   1996.
        11.1       Computation of Earnings (Loss) Per Share.
        21.1       Subsidiaries of the Registrant.
        23.1       Consent of Ernst & Young LLP, Independent Auditors
        27.1       Financial Data Schedule for the year ended December 31, 1996. (In EDGAR format only)

----------

* Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).

** Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.

# Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996.

+    Confidential treatment granted as to certain portions of these exhibits.

++   Confidential treatment requested as to certain portions of these exhibits.

               Consent of Ernst & Young LLP, Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-96298) pertaining to the SanDisk Corporation 1995 Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan and Employee Stock Purchase Plan of SanDisk Corporation of our report dated January 17, 1997 (except Note 4, as to which the date is February 26, 1997), with respect to the consolidated financial statements and schedule of SanDisk Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1996.




/s/ Ernst & Young LLP


San Jose, California
March 11, 1997

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SANDISK CORPORATION




                                      By: /s/ Cindy L. Burgdorf
                                          Cindy L. Burgdorf
                                          Chief Financial Officer, Senior Vice
                                          President, Finance and Administration
                                          and Secretary



DATED: March 12, 1997

                                POWER OF ATTORNEY

       KNOW ALL PEOPLE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Eli Harari and Cindy L. Burgdorf, jointly and severally, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


                 Signature                                     Title                                   Date




By:          /s/ Dr. Eli Harari                 President, Chief Executive Officer                March 12, 1997
      --------------------------------------
             (Dr. Eli Harari)                              and Director



By:        /s/ Irwin Federman                          Chairman of the Board                      March 12, 1997
      ---------------------------
             (Irwin Federman)



By:      /s/ Cindy L. Burgdorf                       Chief Financial Officer,                     March 12, 1997
      ---------------------------
            (Cindy L. Burgdorf)                 Senior Vice President, Finance and
                                                   Administration and Secretary
                                                   (Principal Financial Officer)


By:       /s/ William V. Campbell                            Director                             March 12, 1997
      ------------------------------
           (William V. Campbell)


By:     /s/ Catherine P. Lego                                Director                             March 12, 1997
      ---------------------------
              (Catherine P. Lego)


By:      /s/ Dr. James D. Meindl                             Director                             March 12, 1997
        -------------------------
            (Dr. James D. Meindl)


By:             /s/ Joseph Rizzi                             Director                             March 12, 1997
      --------------------------------------
               (Joseph Rizzi)


By:          /s/ Alan F. Shugart                             Director                             March 12, 1997
      --------------------------------------
              (Alan F. Shugart)


                               SANDISK CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                              Additions
                                 Balance at   Charged to             Balance at
                                 Beginning    Costs and         *        End
Description                      of Period    Expenses    Deductions  of Period
Allowance for doubtful accounts:
  Year ended December 31, 1994       $560         $41          $7        $594
  Year ended December 31, 1995       $594          --          $1        $593
  Year ended December 31, 1996       $593          --          --        $593

 * Write offs