Form 10-Q
period 1997-03-31
SANDISK CORP
filed 1997-05-14
CIK 1000180

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
     X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
------------ Exchange Act of 1934 for the quarterly period ended March 31, 1997


                                       OR

             Transition report pursuant to Section 13 or 15(d) of the Securities ------------ Exchange Act of 1934 For the transition period from
             to                                                  --------
                ---------

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


                                       N/A
        (Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997

     Common Stock, $.01 par value                          22,468,844
     ----------------------------                          ----------
                 Class                                  Number of shares

                               SanDisk Corporation

                                      Index



                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
              March 31, 1997 and December 31, 1996........................ 3

          Condensed Consolidated Statements of Income
              Three months ended March 31, 1997 and 1996.................. 4

          Condensed Consolidated Statement of Cash Flows
              Three months ended March 31, 1997 and 1996.................. 5

          Notes to Condensed Consolidated Financial Statements............ 6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................... 8


                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................. 18

Item 2.   Changes in Securities.......................................... 18

Item 3.   Defaults upon Senior Securities................................ 18

Item 4.   Submission of Matters to a Vote of Security Holders............ 18

Item 5.   Other Information.............................................. 18

Item 6.   Exhibits and Reports on Form 8-K............................... 19

          Signatures..................................................... 21

                          PART I. FINANCIAL INFORMATION
                               SanDisk Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


 ASSETS                                                 March 31,   December 31,
                                                            1997           1996*
                                                     (unaudited)
Current Assets:

   Cash and cash equivalents                           $  13,875      $  19,323
   Short-term investments                                 55,401         54,965
   Accounts receivable, net                               13,634         11,885
   Inventories, net                                       11,766          9,630
   Prepaid expenses and other current assets               1,933          1,684
                                                       ---------      ---------
Total current assets                                      96,609         97,487

Property and equipment, net                               10,657         10,285
Deposits and other assets                                    505            496
                                                       ---------      ---------
          Total Assets                                 $ 107,771      $ 108,268
                                                       =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                    $   6,721      $   7,595
   Accrued payroll and related expenses                    2,486          2,857
   Other accrued liabilities                               3,688          4,354
   Deferred revenue                                        4,401          5,652
                                                       ---------      ---------
Total current liabilities                                 17,296         20,458

Stockholders' Equity:

Common stock                                              98,859         98,233
Accumulated deficit                                       (8,384)       (10,423)
                                                       ---------      ---------
Total stockholders' equity                                90,475         87,810

          Total Liabilities and
                                                       ---------      ---------
          Stockholders' Equity                         $ 107,771      $ 108,268
                                                       =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Information derived from the audited Consolidated Financial Statements.

                               SanDisk Corporation
                   Condensed Consolidated Statements of Income
                (In thousands, except per share data; unaudited)


                                                    Three months ended
                                                         March 31,
                                                    1997            1996
                                                 -------         -------

Revenues:
   Product                                       $18,194         $19,489
   Royalty                                         3,250           1,250
                                                 -------         -------
Total revenues                                    21,444          20,739

Cost of sales                                     12,965          12,722
                                                 -------         -------
Gross profits                                      8,479           8,017

Operating expenses:
   Research and development                        3,001           2,145
   Sales and marketing                             2,561           2,010
   General and administrative                      1,377           1,364
                                                 -------         -------
Total operating expenses                           6,939           5,519

Operating income                                   1,540           2,498

Interest and other income, net                       955             751
                                                 -------         -------
Income before taxes                                2,495           3,249

Provision for income taxes                           370             195
                                                 -------         -------
Net income                                       $ 2,125         $ 3,054
                                                 =======         =======

Net income per share                             $  0.09         $  0.13
                                                 =======         =======

Shares used in computing
net income per share                              24,107          24,203
                                                 =======         =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Cash Flows
                            (In thousands; unaudited)

                                                             Three months ended
                                                                  March 31,
                                                               1997        1996
                                                           --------      ------
Cash flows used in operating activities:
Net income                                                 $  2,125    $  3,054
Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation                                            812         484
        Accounts receivable, net                             (1,749)     (2,748)
        Inventory                                            (2,136)     (2,635)
        Prepaids and other assets                              (258)       (272)
        Accounts payable                                       (874)       (327)
        Accrued payroll and related expenses                   (371)       (162)
        Other accrued liabilities                              (666)       (524)
        Deferred revenue                                     (1,251)       (210)
                                                           --------    --------
            Total adjustments                                (6,493)     (6,394)

                                                           --------    --------
     Net cash used in operating activities                   (4,368)     (3,340)

Cash flows used in investing activities:
        Purchases of short term investments                 (14,288)    (20,156)
        Proceeds from sale of short term investments         13,766      13,218
        Acquisition of capital equipment                     (1,184)     (1,134)
                                                           --------    --------
     Net cash used in investing activities                   (1,706)     (8,072)

Cash flows from financing activities:
        Sale of common stock, net of repurchases                626         291
        Principal payments under capital leases                             (61)
                                                           --------    --------
     Net cash provided by financing activities                  626         230

                                                           --------    --------
Net decrease in cash and cash equivalents                    (5,448)    (11,182)

Cash and cash equivalents at beginning of period             19,323      27,255
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 13,875    $ 16,073
                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and Subsidiaries (the "Company") as of March 31, 1997, including the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for the year ended December 31, 1996. The year-end condensed consolidated balance sheet data as of December 31, 1996 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       The results of operations and cash flows for the three month period ended March 31, 1997 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarter of 1997 and 1996 ended on March 30, 1997 and March 31, 1996, respectively. Fiscal year 1996 ended on December 29, 1996. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3.     The components of inventory consist of the following:


                                   March 31,    December 31,
                                       1997            1996
                                  ---------     -----------
                                       (In thousands)
                Raw materials     $   4,167     $     3,858
                Work-in-process       5,846           3,475
                Finished goods        1,753           2,297
                                  ---------     -----------
                                  $  11,766     $     9,630
                                  =========     ===========


4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the quarter ended March 31, 1997 and an increase of $0.01 in primary earnings per share for the quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share (which has not been materially different from primary earnings per share for the periods presented) for these quarters is not expected to be material.


5. The Company is party to various legal proceedings. In October 1995, Samsung Electronics Company Ltd. filed a complaint against the Company in the Northern District of California accusing the Company of infringing two Samsung patents, seeking declaratory relief with respect to five
       Company patents and alleging unspecified damages for certain other related claims. As written, the complaint potentially implicates products that comprised substantially all of the Company's revenues for 1997, 1996 and 1995. The Company has received opinions from its patent counsel that, based on information currently known, the Company's products do not infringe one of these Samsung patents and that, based on certain assumptions as to how Samsung would claim infringement, the particular patent claim in the other Samsung patent that Samsung has accused the Company of infringing is invalid and that the Company's products do not infringe any of the other claims of such patent. Nonetheless, the Company anticipates that Samsung will continue to pursue litigation with respect to such claims.

       On January 11, 1996, the Company filed a complaint against Samsung with the United States International Trade Commission alleging that Samsung and its U.S. sales arm, are importing and selling products that infringe two of the Company's patents. By its complaint, the Company seeks a judgment by the International Trade Commission that Samsung is infringing the Company's patents and an order precluding Samsung from importing those infringing products into the United States. The U.S. International Trade Commission initiated an investigation based upon the Company's complaint against Samsung. On February 26, 1997, the Administrative Law Judge assigned to the case issued an Initial Determination finding both SanDisk patents valid and infringed and further finding a violation of
       Section 337 of the Trade Act. On April 15, 1997, the Commission affirmed the Administrative Law Judge's findings of validity with respect to both patents and his finding of infringement with respect to one of the patents. The Commission, having recognized that SanDisk's claims against Samsung are meritorious, is now determining the scope of the exclusion and/or cease and desist orders that will bar importation of Samsung flash devices. A final decision is expected in May, 1997.

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

6. The Company recorded a provision for income taxes at a 15% effective tax rate for the first three months of 1997 compared to a 6% effective tax rate for the same period of 1996. The effective tax rate for the first quarter of 1997 is substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, Foreign Sales Corporation tax benefits and a reduction in the deferred tax asset valuation allowance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements in this discussion and analysis are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are discussed below and in the Company's Form 10-K for the year ended December 31, 1996, under the heading "Risk Factors". Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Results of Operations

         Product Revenues. SanDisk's product revenues were $18.2 million in the first quarter of 1997, down 7% from $19.5 million for the same period of 1996. During the first quarter of 1997, unit shipments increased 86% from the comparable period last year. The largest increase came from unit shipments of the Company's 2MB and 4MB CompactFlash(TM) products. The shift in product mix to low capacity CompactFlash cards contributed to a decline in average selling prices of 52% in the first quarter of 1997 compared to the first quarter of 1996.

         Over the last few quarters, the Company has experienced a shift in product mix to lower capacity products. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. Sales of these lower capacity products generally have lower average selling prices and gross margins than higher capacity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

         The Company sells products to the industrial, communications, highly portable computing and consumer markets. The mix of sales to these key markets varies from quarter to quarter and will likely continue to vary in the future. While SanDisk has been successful winning design-ins for many new applications, it generally takes several quarters for these new customer products to reach the market. It is difficult to predict the timing of related new product introductions and future sales volumes from these design-ins as the success of the customers' products is uncertain. As these markets develop, competition is expected to increase, which will likely cause average selling prices and gross margins to decline.

         Order visibility continued to be weak into the first quarter of 1997. Order backlog strengthened late in the quarter, however, the turns component of the Company's business continues to be significant. If the Company is unable to maintain its "turns" business, its results of operations will be materially adversely affected. To adapt to these market conditions, the Company has shifted to more in-house manufacturing to reduce costs and lead times and to position itself to respond quickly to changes in customer demand. The current limited visibility of orders could continue indefinitely until the new markets addressed by the Company's products enter a more predictable growth phase and demand begins to create longer lead times.

         Export sales represented 44% of product revenue in the first quarter of 1997 compared with 53% for the same period of the previous year. Sales to Japan decreased in the first quarter of 1997 due to a weak Japanese economy, a strong dollar and increased competition. The Company expects international sales to continue to constitute a significant portion of revenues. The Company's top ten customers accounted for 66% of product revenue in the first quarter of 1997 compared to 77% for the first quarter of 1996. The company expects sales of its products to a limited number of customers to continue to account for a substantial portion of its revenues for the foreseeable future.

         Royalty Revenues. Royalty revenues from patent cross license agreements were $3.3 million in the first quarter of 1997 up from $1.3 million in 1996. Total revenues from patent licenses and royalties increased to 15% of total revenues in the first quarter of 1997, up from 6% in the same period of the previous year. In December 1996, the Company entered into a patent cross license agreement with Sharp Corporation. The Company also entered into a patent cross license agreement with Intel in October 1995. In the future, the Company will receive royalties under these agreements based on sales of flash products.

         Gross Profits. In the first quarter of 1997, gross profits increased to $8.5 million or 39.5% of total revenues from $8.0 million or 38.7% of total revenues for the same period in the previous year. Product gross margins declined to 28.7% of product revenues in the first quarter of 1997 from 34.7% in the first quarter of 1996 due to the shift in product mix to lower capacity products with lower average selling prices and gross margins. Revenues from patent cross-license royalties partially offset the lower product gross margins in the first quarter of 1997.

         The Company expects price competition to increase in the future, which will likely result in decreased average selling prices and gross margins. As a result, the Company expects gross margins to decline in the near term, and gross margins are expected to be subject to fluctuation for the foreseeable future. To remain competitive, the Company will be focusing on a number of programs to lower its manufacturing costs. These programs include transitioning from single to double density flash designs, from 0.5 to 0.35 micron manufacturing processes, and utilizing 8 inch instead of 6 inch wafers. These transitions are expected to occur over the next several quarters. The utilization of semiconductor devices with greater memory capacity and the design and implementation of new semiconductor manufacturing processes can entail a number of problems, including lower yields associated with semiconductor device production and production delays. There can be no assurance that such devices or processes will be successfully developed by the Company or that development of such processes will lower manufacturing costs.


         Operating Expenses. Research and development, sales and marketing, and general and administrative expenses increased by $1.4 million, or 26%, during the first quarter of 1997 compared to the same period of 1996. Operating expenses increased as a percentage of revenues to 32% from 27% for the three months ended March 31, 1997 compared to the same period in 1996. The increase was primarily due to increased salaries and payroll related expenses associated with additional personnel in all organizations compared to the same period of the previous fiscal year. Higher facilities expenses related to SanDisk's new larger Sunnyvale facility also contributed to the overall growth in operating expenses. Increased depreciation on capital equipment additions and project related expenses contributed to the increase in research and development expenses. Increased marketing communications related expenses, outside sales commissions and travel expenses contributed to the increase in sales and marketing expenses. General and administrative expenses were relatively unchanged. A reduction in legal fees offset the increase in general and administrative salary and payroll related expenses.

         Interest and Other Income, Net. Interest and other income, net, increased $204,000 for the three months ended March 31, 1997 compared to the same period of 1996. This was primarily due to higher interest rates on short term investments.

         Provision for Income Taxes. The Company recorded a provision for income taxes at a 15% effective tax rate for the first three months of 1997 compared to a 6% effective tax rate for the same period of 1996. The effective tax rate for the first quarter of 1997 is substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, Foreign Sales Corporation tax benefits and a reduction in the deferred tax asset valuation allowance. The 1996 rate was lower primarily due to the availability of federal net operating loss carryforwards. The Company utilized the remainder of its net operating loss carryforwards in 1996.

Liquidity and Capital Resources

         As of March 31, 1997, the Company had working capital of $79.3 million, which included $13.9 million in cash and cash equivalents and $55.4 million in short term investments. The Company also has a line of credit with a commercial bank under which it can borrow up to $10 million. The line of credit expires in July 1997. The Company intends to either renew the agreement or negotiate a new line of credit upon the expiration of the current line. As of March 31, 1997, the Company had $6.2 million committed under the line of credit facility for standby letters of credit.

         Operating activities used $4.4 million of cash during the first three months of 1997. Net income of $2.1 million was offset by increases in accounts receivable and inventory of $1.7 and $2.1 million, respectively, and a decline in deferred revenue of $1.3 million. Cash used in investing activities was $1.7 million for the three months ended March 31, 1997 which included capital equipment additions of $1.2 million and net purchases of short term investments of $0.5 million.

         Depending on the demand for the Company's products, the Company may decide to make substantial investments in manufacturing capacity to support its business in the future. Management believes the existing cash and cash equivalents, short term investments and available line of credit will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next twelve months.


Impact of Currency Exchange Rates

         The Company currently purchases wafers from Matsushita under purchase contracts denominated in yen. A portion of the Company's revenues are also denominated in yen. Foreign exchange exposures arising from the Company's yen denominated commitments and related accounts payable are offset to the extent the Company has yen denominated accounts receivable and cash balances. To the extent such foreign exchange exposures are not offset, the Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At March 31, 1997, there were no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.


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

         In 1996 and early 1997 order visibility weakened. SanDisk's OEM customers in the emerging consumer markets are still experiencing difficulty gauging the initial market demand for their new products. The Company is also experiencing a shift in its customer order profile. The current market situation of ready availability, coupled with rapidly declining prices of semiconductor memories, has led customers to expect ever shorter lead-times. Consequently, the turns component of the Company's quarterly business is increasing. To adapt to these evolving market conditions, the Company shifted to more in-house manufacturing in the third quarter of 1996 to reduce costs and manufacturing lead times and to position itself to respond quickly to changes in customer demand. Order backlog strengthened late in the first quarter of 1997; however, the turns component of SanDisk's business remains large and visibility remains limited.

         Over the last two quarters, the Company experienced a shift in product mix to lower capacity (2MB and 4MB) CompactFlash cards, which caused average selling prices to decline. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. Sales of these lower capacity products generally have lower average selling prices and gross margins than higher capacity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

         Due to the emerging nature of the Company's markets and certain planned product transitions, it is difficult for the Company to forecast future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle time, the Company is required to order wafers from its foundries as much as six months in advance of the ultimate shipment of its products. Under the Company's wafer supply agreements, there are limits on the number of wafers the Company can order and the Company's ability to change that quantity is restricted. Accordingly, the Company's ability to react to significant fluctuations in demand for its products is limited. As a result, the Company is not able to match its purchases of wafers to specific customer orders and therefore, the Company may take write downs for potential excess inventory purchased prior to the receipt of customer orders. These write downs decrease gross margins in the quarter reported and can result in significant fluctuations in gross margins on a quarter to quarter basis. As the Company's manufacturing cycle time has decreased over the past 12 months, the Company's ability to respond to changes in customer demand has improved. However, there can be no assurance that future gross margin volatility will not reoccur as a result of the Company's inability to match supply with demand or for other reasons.

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

         Under the Company's wafer supply agreements with Matsushita and LG Semicon, the Company is obligated monthly to provide a rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. This limits the Company's ability to react to any significant fluctuations in demand for its products. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The wafer supply agreements with Matsushita and LG Semicon each include a target number of wafers to be delivered per month that is substantially higher than the level of supply from either foundry as of March 31, 1997. To the extent the Company is unable to obtain scheduled quantities of wafers from Matsushita or LG Semicon with planned yields, the Company's business, financial condition and results of operations could be negatively impacted.

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

         SanDisk has received recent indications from its foundries that additional capacity is available. Finished goods inventory levels increased throughout 1996 and during the first quarter of 1997 and the Company is now quoting average delivery times of two to six weeks. Semiconductor supply and demand tend to be cyclical, however, and it is unlikely that this situation will continue over the long term.

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

         On November 6, 1996, the Company announced its first 64Mbit products based on double density flash ("D2 flash") technology, a new flash system designed to store two bits in each flash memory cell. The Company believes that D2 flash will be important to the Company's ability to increase the capacity and decrease the cost of certain of its products, maintain its competitive advantage, broaden its target markets and attract strategic partners. The Company will not generate significant revenues from sales of 64Mbit products until at least the second half of 1997. The implementation of D2 flash in a production environment is currently planned for the second half of 1997. High density flash memory, such as D2 flash, is a complex technology requiring tight manufacturing controls and effective test screens. The production ramp up period for a flash device is particularly prone to problems which can impact both reliability and yields exposing the Company to increased manufacturing costs. There can be no assurance that reliable and cost effective D2 flash products can be manufactured in commercial volumes and with yields sufficient to result in a lower cost per megabyte. Furthermore, flash data storage products designed with D2 flash will initially exhibit approximately one quarter of the write performance of the Company's existing products when writing data into memory. This may preclude their use in certain applications. The failure of the Company to successfully manufacture D2 flash devices could have a material adverse effect on the Company's business, financial condition and results of operations.

         Manufacturing Yields. The fabrication of the Company's products is a complex and precise process requiring wafers that are produced in a highly controlled and clean environment. Semiconductor companies supplying the Company with wafers periodically have experienced problems in achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function both of design technology, which is developed by the Company, and process technology, which is typically proprietary to the foundry. Because low yields may result from either design or process technology failures, yield problems may not be effectively determined or improved until an actual product exists that can be analyzed and tested to recognize process sensitivities in relation to the design rules that were used. As a result, yield problems may not be identified until well into the production process. This risk is increased due to the fact that the Company receives its wafers from independent offshore foundries, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. There can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company uses, Alphatec in Manteca, California, to assemble a majority of the memory components for its products and from time to time uses other subcontractors to perform some assembly and test functions . The Company has no long term agreement with Alphatec. As a result of this reliance on third party subcontractors for assembly of a portion its products, the Company cannot directly control product delivery schedules, which can lead to product shortages or quality assurance problems that could increase manufacturing costs of the Company's products. Any problems associated with the delivery, quality or cost of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         From time to time the Company has been notified and its foundries may in the future be notified, of claims that they may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology, or to expend substantial resources redesigning its products to eliminate the infringement. There can be no assurance that the Company would be successful in redesigning its products or that such licenses would be available under reasonable terms, and any such development or license could require substantial expenditures of time and other resources by the Company.

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

         In response to the Company's allegations of infringement of five of the Company's patents, Samsung filed a complaint in October 1995 accusing the Company of infringing two of its patents, seeking declaratory relief with respect to these five Company patents and alleging unspecified damages for certain other related claims. As written, the complaint potentially implicates products that comprise substantially all of the Company's product revenues for 1997, 1996 and 1995. The Company has received opinions from its Patent Counsel that, based on information currently known, the Company's products do not infringe one of these Samsung patents and that, based on certain assumptions as to how Samsung would claim infringement, the particular patent claim in the other Samsung patent that Samsung has accused the Company of infringing is invalid and that the Company's products do not infringe any of the other claims of such patent. Nonetheless, the Company anticipates that Samsung will continue to pursue litigation with respect to these claims. SanDisk filed its answer to Samsung's complaint in March 1996. At that time, SanDisk asserted a number of counterclaims based on Samsung's alleged infringement of three SanDisk patents.

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

International Trade Commission completed its hearing on this matter in October 1996. On February 26, 1997, the Administrative Law Judge assigned to the case issued an Initial Determination finding both SanDisk patents valid and infringed and further finding a violation of Section 337 of the Trade Act. On April 15, 1997, the Commission affirmed the Administrative Law Judge's findings of validity with respect to both patents and his finding of infringement with respect to one of the patents. The Commission, having recognized that SanDisk's claims against Samsung are meritorious, is now determining the scope of the exclusion and/or cease and desist orders that will bar importation of Samsung flash devices. A final decision is expected in May, 1997.

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

         In addition to litigation, the Company may need to license some or all of its patent portfolio to be able to obtain cross-licenses to the patents of others. In October 1995, the Company entered into a cross-license agreement with Intel Corporation ("Intel"). In December 1996, the Company entered into a cross-license agreement with Sharp Electronics ("Sharp"). There can be no assurance that any other licenses will be available on commercially reasonable terms, or at all. Moreover, any such cross-licenses could result in more rapid and intense competition for the Company's products, by much larger and better financed competitors. Any such limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products, or payments of license fees or licenses of Company rights to others could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Competing   products  include  Intel's  Miniature  Card  and  Toshiba's
Solid-State Floppy Disk Card (SSFDC). Both products are aimed at the mass storage market for consumer applications, such as digital filmless cameras. The Company expects these products to compete against its CompactFlash product. A manufacturer of digital cameras wishing to design any one of these three alternatives as removable "digital film" will eliminate the other two from use in their product, since all three are mechanically and electronically incompatible with each other. Competition to win the initial design-in is therefore expected to be fierce. Due to the high price sensitivity in the market for consumer products, aggressive price competition has been experienced for these applications. Such competition resulted in lower product gross margins in the second half of 1996 and the first quarter of 1997, and is expected to result in lower gross margins in future quarters, as the relative percentage of sales of CompactFlash products increase.

         In the third quarter of 1996, the Company began experiencing strong competition from Toshiba's SSFDC 2 Mbyte product. The Company also believes that Samsung has begun shipment of competing 32Mbit NAND flash products, as well as samples of its 64Mbit NAND flash products. In the first quarter of 1997, Toshiba announced availability of its SSFDC 4MB product.

         Dependence on Emerging Markets and New Products. The Company's success depends to a significant extent upon the development of emerging markets and new applications for flash data storage systems, as well as on its ability to introduce commercially attractive and competitively priced products on a timely basis. There can be no assurance that new applications or markets for flash data storage will develop as expected by the Company or that prospective customers developing products for any such markets will design the Company's products into their products and successfully introduce such products. Although the Company's CompactFlash has achieved considerable initial success in several digital cameras introduced during the first quarter of 1997, there can be no assurance that this early success will result in large scale market acceptance. The failure of new applications or markets to develop or the failure of new markets to be receptive to the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that continued significant expenditures for research and development will be required in the future. In particular, the Company intends to develop new products with increased memory capacity at lower prices, which the Company believes will be essential to its ability to remain competitive. There can be no assurance that these products will be successfully developed or will achieve market acceptance, or that the Company will be successful in identifying new product opportunities and developing and bringing new products to market in a timely manner, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of any of the Company's new product development efforts or lack of market acceptance of such products could have a material adverse effect on the Company's business, financial condition and results of operations.

         Customer Concentration. A limited number of customers have historically accounted for a substantial portion of the Company's revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. Sales to the Company's customers are generally made pursuant to standard purchase orders rather than long-term contracts. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this variability to continue as certain customers increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customers' products. Under a joint cooperation agreement signed in January 1993, Seagate Corporation ("Seagate") has the option to market the Company's products beginning in 1999. Under the amended agreement, beginning in 1999, if Seagate exercises its option to market the Company's products, the Company and Seagate will coordinate their efforts so that up to one-third of the Company's worldwide net revenues could be generated from sales of the Company's flash products through Seagate.

         International Operations. All of the Company's wafers are, and for the foreseeable future will be, produced by foreign foundries. Because the Company currently purchases the majority of its flash wafers in Japanese Yen at a set price, fluctuations in currencies could materially adversely affect the Company's business, financial condition and results of operations. Due to its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. In addition, since most of the Company's international sales are denominated in U.S. dollars, the Company's products may be less competitive in countries with currencies declining in value against the dollar. In 1996 export sales accounted for approximately 55% of the Company's total revenues. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this item is set forth in Note 5 of the Notes to the Condensed Consolidated Financial Statements on page 6 and 7 of this Form 10-Q for the quarterly period ended March 31, 1997, and is hereby incorporated by reference.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits


      Exhibit
      Number                                       Exhibit Title
        3.1*       Certificate of Incorporation of the Registrant, as amended to date.
        3.2*       Form of Amended and Restated Certificate of Incorporation of the Registrant
        3.3*       Bylaws of the Registrant, as amended.
        3.4*       Form of Amended and Restated Bylaws of the Registrant
        4.1*       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
        4.3*       Amended and Restated Registration Rights Agreement, among the
                   Registrant  and the  investors  and founders  named  therein, dated March 3, 1995.
        4.4*       Amendment No. 1 to the Stock Purchase Agreements among the Registrant and the holders of Series A, B and D Preferred Stock, and certain holders of Series E Preferred
                   Stock, dated January 15, 1993.
        4.5*       Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993.
        4.6*       Amendment Agreement between Seagate Technology, Inc. and the Registrant, dated
                   August 23, 1995.
        4.7*       Form of Stock Purchase Agreement between the Registrant and Seagate Technology, Inc.
        9.1*       Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.
       10.1*       Form of Indemnification Agreement entered into between the Registrant and its directors and officers.
       10.2*+      Foundry Agreement between Matsushita Electronics Corporation, Matsushita
                   Electronic Industrial Co., Ltd. and the Registrant, dated May 20, 1992.
       10.3*+      Amendment No. 1 to MEC/SunDisk Foundry Agreement, between Matsushita Electronics
                   Corporation, Matsushita Electronic Industrial Co., Ltd. and the Registrant, dated
                   April 17, 1995.
       10.4*+      Foundry Agreement between Goldstar Electron Co., Ltd. and the Registrant, dated
                   October 13, 1993.
       10.5*+      Amendment No. 1 to the Foundry Agreement between Goldstar Electron Co., Ltd. and the Registrant, dated May 10, 1994.
       10.6*+      SanDisk/Goldstar Technical Collaboration Agreement between Goldstar Electron
                   Co., Ltd. and the Registrant, dated March 25, 1994.
       10.7*+      Joint Development Agreement between NEC Corporation and the Registrant, dated
                   June 20, 1994.
       10.8*+      Joint Cooperation Agreement between the Registrant and Seagate Technology, Inc., dated January 15, 1993.
       10.9*+      Amendment and  Termination  Agreement  between the Registrant and Seagate Technology, Inc., dated October 28, 1994.
       10.10*      License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988
       10.13*      1989 Stock Benefit Plan.
       10.14*      1995 Stock Option Plan.
       10.15*      Employee Stock Purchase Plan.
       10.16*      1995 Non-Employee Directors Stock Option Plan.
       10.17*      Patent Cross License Agreement between the Registrant and Intel Corporation, dated October 12, 1995.
       10.18**     Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.
       10.19#      Business loan agreement  between the  Registrant  and Union Bank of  California,  dated July 3,
                   1996.
       10.20++     Patent Cross License  Agreement between the Registrant and Sharp Corporation dated December 24,
                   1996.
       11.1        Computation of Per Share of Earnings (three months ended March 31, 1997 and 1996).
       21.1*       Subsidiaries of the Registrant.
       27.1        Financial Data Schedule for the three months ended March 31, 1997. (In EDGAR format only)

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


         B.  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SanDisk Corporation
                                  (Registrant)




                                          By:  /s/ Cindy L. Burgdorf
                                               ----------------------
                                               Cindy L. Burgdorf
                                               Chief Financial Officer,
                                               Senior Vice President, Finance
                                               and Administration and Secretary




DATED:        May 14, 1997