Form 10-Q
period 1997-06-30
SANDISK CORP
filed 1997-08-13
CIK 1000180

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
     X Quarterly report pursuant to Section 13 or 15(d) of the Securities ------------ Exchange Act of 1934 for the quarterly period ended June 30, 1997


                                       OR

             Transition report pursuant to Section 13 or 15(d) of the Securities
------------ Exchange Act of 1934 for the transition period from     to
                                                                -----   ------



Commission File Number 0-26734


                               SanDisk Corporation
             (Exact name of registrant as specified in its charter)


                 Delaware                                   77-0191793
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

 140 Caspian Court, Sunnyvale, California                     94089
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997

      Common Stock, $0.001 par value                     22,481,804
      ------------------------------                     ----------
                   Class                              Number of shares

                               SanDisk Corporation

                                      Index



                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
             June 30, 1997 and December 31, 1996............................ 3

         Condensed Consolidated Statements of Income
             Three and six months ended June 30, 1997 and 1996.............. 4

         Condensed Consolidated Statements of Cash Flows
             Three and six months ended June 30, 1997 and 1996.............. 5

         Notes to Condensed Consolidated Financial Statements............... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 9


                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 20

Item 2.  Changes in Securities............................................. 20

Item 3.  Defaults upon Senior Securities................................... 20

Item 4.  Submission of Matters to a Vote of Security Holders............... 20

Item 5.  Other Information................................................. 20

Item 6.  Exhibits and Reports on Form 8-K.................................. 21

         Signatures........................................................ 23

                          PART I. FINANCIAL INFORMATION
                               SanDisk Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


 ASSETS                                         June 30, 1997      December 31,
                                                 (unaudited)          1996*

Current Assets:

   Cash and cash equivalents                       $ 21,118           $ 19,323
   Short-term investments                            50,268             54,965
   Accounts receivable, net                          16,251             11,885
   Inventories, net                                  11,665              9,630
   Prepaid expenses and other current assets          1,261              1,684
                                                ------------       ------------
Total current assets                                100,563             97,487

Property and equipment, net                          11,410             10,285
Deposits and other assets                               490                496
                                                ------------       ------------
          Total Assets                            $ 112,463          $ 108,268
                                                ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                 $ 7,529            $ 7,595
   Accrued payroll and related expenses               3,098              2,857
   Other accrued liabilities                          4,103              4,354
   Deferred revenue                                   3,472              5,652
                                                ------------       ------------
Total current liabilities                            18,202             20,458

Stockholders' Equity:

Common stock                                         98,879             98,233
Accumulated deficit                                  (4,618)           (10,423)
                                                ------------       ------------
Total stockholders' equity                           94,261             87,810

          Total Liabilities and
                                                ------------       ------------
          Stockholders' Equity                    $ 112,463          $ 108,268
                                                ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.
*  Information  derived  from the  audited  Consolidated Financial Statements.

                               SanDisk Corporation
                   Condensed Consolidated Statements of Income
                (In thousands, except per share data; unaudited)


                                         Three months ended    Six months ended
                                              June 30,             June 30,
                                           1997       1996       1997       1996
                                        -------    -------    -------    -------

Revenues:
   Product                              $23,922    $23,312    $42,116    $42,801
   Royalty                                3,425      1,250      6,675      2,500
                                        -------    -------    -------    -------
Total revenues                           27,347     24,562     48,791     45,301

Cost of sales                            16,375     15,057     29,340     27,779
                                        -------    -------    -------    -------
Gross profits                            10,972      9,505     19,451     17,522

Operating expenses:
   Research and development               3,083      2,400      6,084      4,545
   Sales and marketing                    2,971      2,296      5,532      4,306
   General and administrative             1,527      1,937      2,904      3,301
                                        -------    -------    -------    -------
Total operating expenses                  7,581      6,633     14,520     12,152

Operating income                          3,391      2,872      4,931      5,370

Interest and other income, net              954        770      1,909      1,521
                                        -------    -------    -------    -------
Income before taxes                       4,345      3,642      6,840      6,891

Provision for income taxes                  655        237      1,025        432
                                        =======    =======    =======    =======
Net income                              $ 3,690    $ 3,405    $ 5,815    $ 6,459
                                        =======    =======    =======    =======

Net income per share                    $  0.15    $  0.14    $  0.24    $  0.27
                                        =======    =======    =======    =======

Shares used in computing
net income per share                     24,414     24,141     24,260     24,172
                                        =======    =======    =======    =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Cash Flows
                            (In thousands; unaudited)

                                                              Six months ended
                                                                  June 30,
                                                               1997        1996
                                                           --------    --------
Cash flows provided by (used in) operating activities:
Net income                                                 $  5,815    $  6,459
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation                                          1,811       1,025
        Accounts receivable, net                             (4,366)     (2,976)
        Inventory                                            (2,035)     (1,957)
        Prepaids and other assets                               429        (452)
        Accounts payable                                        (66)        963
        Accrued payroll and related expenses                    241         263
        Other accrued liabilities                              (251)       (149)
        Deferred revenue                                     (2,180)       (738)
                                                           --------    --------
            Total adjustments                                (6,417)     (4,021)

                                                           --------    --------
     Net cash provided by (used in) operating activities       (602)      2,438

Cash flows provided by (used in) investing activities:
        Purchases of short term investments                 (29,626)    (27,893)
        Proceeds from sale of short term investments         34,313      17,657
        Acquisition of capital equipment                     (2,936)     (4,002)
                                                           --------    --------
     Net cash provided by (used in) investing activities      1,751     (14,238)

Cash flows from financing activities:
        Sale of common stock, net of repurchases                646         330
        Principal payments under capital leases                --           (86)
                                                           --------    --------
     Net cash provided by financing activities                  646         244

                                                           --------    --------
Net increase (decrease) in cash and cash equivalents          1,795     (11,556)

Cash and cash equivalents at beginning of period             19,323      27,255

                                                           --------    --------
Cash and cash equivalents at end of period                 $ 21,118    $ 15,699
                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and Subsidiaries (the "Company") as of June 30, 1997, including the results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for the year ended December 31, 1996. The year-end condensed consolidated balance sheet data as of December 31, 1996 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       The results of operations for the three and six month periods ended June 30, 1997 and the statement of cash flows for the six months ended June 30, 1997 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The second fiscal quarter of 1997 and 1996 ended on June 29, 1997 and June 30, 1996, respectively. Fiscal year 1996 ended on December 29, 1996. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3.     The components of inventory consist of the following:

                               June 30,  December 31,
                                  1997          1996
                               -------   -----------
                                  (In thousands)
        Raw materials          $ 4,251       $ 3,858
        Work-in-process          6,072         3,475
        Finished goods           1,342         2,297
                               -------   -----------
                               $11,665       $ 9,630
                               =======   ===========



4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of $0.01 in primary earnings per share for the three month periods ended June 30, 1997 and 1996 and an increase of $0.02 for the six month periods ended June 30, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share (which has not been materially different from primary earnings per share for the periods presented) for these periods is not expected to be material.


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

       On January 11, 1996, the Company filed a complaint against Samsung with the United States International Trade Commission alleging that Samsung and its U.S. sales arm, are importing and selling products that infringe two of the Company's patents. The U.S. International Trade Commission initiated an investigation based upon the Company's complaint against Samsung. On February 26, 1997, the Administrative Law Judge assigned to the case issued an Initial Determination finding both SanDisk patents valid and infringed and further finding a violation of Section 337 of the Trade Act. On April 15, 1997, the Commission affirmed the Administrative Law Judge's findings of validity with respect to both patents and his finding of infringement with respect to one of the patents. On June 2, 1997, the Commission issued a limited exclusion order prohibiting the unlicensed entry of infringing flash memory circuits, and carriers and circuit boards containing such circuits, that are manufactured by or on behalf of Samsung. At that time, the Commission also issued a cease and desist order to Samsung's domestic sales arm, Samsung Semiconductor, Inc., prohibiting the importation, selling, marketing, distribution, or advertising of infringing flash memory circuits and carriers and circuit boards containing such circuits, in the United States. Samsung has the right to appeal the International Trade Commission's final ruling to the Federal Circuit Court and has publicly expressed its intention to do so. However, no appeal had been filed as of August 12, 1997.

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

6. On April 21, 1997, the Company adopted a shareholder rights plan (the Rights Agreement). Under the Rights Agreement, rights will be distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on April 28, 1997. The rights will expire on April 28, 2007 unless redeemed or exchanged. Under the Rights Agreement, each right will initially entitle the registered holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock for $65.00. The rights will become exercisable only if a person or group (other than Seagate Corporation which is permitted to maintain its 25% stake in the Company) acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock.

7. The Company recorded a provision for income taxes at a 15% effective tax rate for the first six months of 1997 compared to a 6% effective tax rate for the same period of 1996. The effective tax rate for the first half of 1997 is substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, Foreign Sales Corporation tax benefits and a reduction in the deferred tax asset valuation allowance.

8. In July 1997, the Company agreed to invest approximately $45.0 million in United Silicon, Inc., a semiconductor manufacturing joint venture headed by United Microelectronics Corporation (UMC) in Taiwan. The transaction will give the Company an equity stake of approximately 10% in the joint venture and guarantee access to approximately 12.5% of the wafer output from the facility. The

       Company paid $22.5 million of this investment in July 1997. The Company delivered a promissory note to UMC for the remaining balance, which bears interest at 8.5% and is due on April 1, 1998.

9. The Company has a credit agreement (the Agreement) with a bank, which was renewed in July 1997. Under the provisions of the Agreement, which expires in July 1998, the Company may borrow up to $10,000,000 on a revolving line of credit at the bank's prime interest rate. Amounts under the revolving line of credit can be applied to the issuance of letters of credit of up to $10,000,000. At June 30, 1997, $5,200,000 in letters of credit were outstanding. In addition, under the Agreement, the Company also has a $15,000,000 foreign exchange contract line under which the Company may enter into foreign exchange contracts. No amounts were outstanding under the revolving line of credit portion of the Agreement and the foreign exchange contract portion of the line at June 30, 1997. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The Agreement also does not permit the payment of cash dividends to stockholders. As of June 30, 1997 the Company was in compliance with the covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements in this discussion and analysis are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are discussed below and in the Company's Form 10-K for the year ended December 31, 1996 and the Company's Form 10-Q for the quarter ended March 31, 1997, under the heading "Risk Factors". Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Results of Operations

         Product Revenues. SanDisk's product revenues were $23.9 million in the second quarter of 1997, up slightly from $23.3 million for the same period of 1996. Product revenues for the first six months of 1997 were $42.1 million compared to $42.8 million for the same period in 1996. During the second quarter of 1997, unit shipments increased 152% from the comparable period last year. The largest increase came from unit shipments of the Company's CompactFlash(TM) products. In the second quarter of 1997, CompactFlash products represented approximately 70% of all units shipped and 45% of product revenue, making it the first quarter where CompactFlash revenues exceeded revenues from type II PCMCIA flash cards. This shift in product mix to CompactFlash cards, which have lower capacities, contributed to a decline in average selling prices of 58% in the second quarter of 1997 compared to the second quarter of 1996. For the first six months of 1997, unit volumes increased 123% and average selling prices declined 56% compared to the same period in 1996.

         Over the last few quarters, the Company has experienced a shift in product mix to CompactFlash products with lower capacities. The Company anticipates that CompactFlash products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. Sales of these lower capacity products generally have lower average selling prices and gross margins than higher capacity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

         Many of the markets for the Company's products are still in the emerging stages. While SanDisk has been successful winning design-ins for many new applications, it generally takes several quarters for these new customer products to reach the market. It is difficult to predict the timing of related new product introductions and future sales volumes from these design-ins as the success of the customers' products is uncertain. As these markets develop, competition is expected to increase, which will likely cause average selling prices and gross margins to decline.

         Order backlog strengthened in the second quarter of 1997; however, the turns component of the Company's business continues to be significant. If the Company is unable to maintain its "turns" business, its results of operations will be materially adversely affected. To adapt to these market conditions, the Company has shifted to more in-house manufacturing to reduce costs and lead times and to position itself to respond quickly to changes in customer demand. The current limited visibility of orders could continue indefinitely until the new markets addressed by the Company's products enter a more predictable growth phase and demand begins to create longer lead times.

         Export sales represented 52% of product revenue in the second quarter of 1997 and 47% for the first six months of 1997 compared with 50% and 51%, respectively, for the same periods of the previous year. The Company expects international sales to continue to represent a significant portion of revenues. The Company's top ten customers accounted for 67% of product revenue in the second quarter of 1997 compared to 72% for the second quarter of 1996. The company expects sales of its products to a limited number of customers to continue to account for a substantial portion of its revenues for the foreseeable future.

         Royalty Revenues. Royalty revenues from patent cross license agreements were $3.4 million in the second quarter of 1997 up from $1.3 million in the same period of 1996. Revenues from patent licenses and royalties increased to 13% of total revenues in the second quarter of 1997, up from 5% in the same period of the previous year. Royalty revenues for the first six months of 1997 were $6.7 million or 14% of total revenues, up from $2.5 million or 6% of total revenues in the same period of 1996. In June 1997, the Company entered into a patent cross license agreement with Hitachi, Ltd and in July 1997, entered into a patent cross license agreement with Toshiba Corporation. The Company also has patent cross license agreements with Intel and Sharp Corporation. In the future, the Company will receive royalties under these agreements based on sales of flash products by the licensees.

         Gross Profits. In the second quarter of 1997, gross profits increased to $11.0 million or 40.1% of total revenues from $9.5 million or 38.7% of total revenues for the same period in the previous year. Gross profits for the six month period ended June 30, 1997 increased to $19.5 million or 39.9% of total revenues from $17.5 million or 38.7% of total revenues for the same period of 1996. Product gross margins were 31.5% of product revenues in the second quarter of 1997 and 30.3% of product revenues for the first six months of 1997, down from 35.4% and 35.1%, respectively, for the same periods of 1996. The decline was due to the shift in product mix to lower capacity products with lower average selling prices and gross margins. Revenues from patent cross-license royalties offset the lower product gross margins in the 1997 periods.

         The Company expects price competition to increase in the future, which will cause average selling prices and gross margins to continue to decline. As a result, the Company expects lower gross margins in the near term, and gross margins are expected to be subject to fluctuation for the foreseeable future. To remain competitive, the Company will be focusing on a number of programs to lower its manufacturing costs. These programs include transitioning from single to double density flash designs, from 0.5 to 0.35 micron manufacturing processes, and utilizing 8 inch instead of 6 inch wafers. These transitions are expected to occur over the next several quarters. The utilization of semiconductor devices with greater memory capacity and the design and implementation of new semiconductor manufacturing processes can entail a number of problems, including lower yields associated with semiconductor device production and production delays. There can be no assurance that such devices or processes will be successfully developed by the Company, or that development of such processes will lower manufacturing costs.

         Operating Expenses. Research and development, sales and marketing, and general and administrative expenses increased by $0.9 million or 14%, during the second quarter of 1997, and by $2.4 million or 19% for the six month period ended June 30, 1997 compared to the same periods of 1996. Operating expenses increased as a percentage of revenues to 28% for the second quarter of 1997 and 30% for the six months ended June 30, 1997, compared to 27% for the three and six month periods ended June 30, 1996. The increase in operating expenses for the three and six month periods ended June 30, 1997 was primarily due to increased salaries and payroll related expenses associated with additional personnel in all organizations compared to the same periods of the previous fiscal year. Higher facilities expenses related to SanDisk's new larger Sunnyvale facility also contributed to the overall growth in operating expenses. Increased depreciation on capital equipment additions and higher project related expenses contributed to the growth in research and development expenses. Higher travel and marketing communications related expenses contributed to the increase in sales and marketing expenses. General and administrative expenses declined in both the three and six month periods ended June 30, 1997. A reduction in legal fees offset increases in salary and payroll related expenses.

         Interest and Other Income, Net. Interest and other income, net, increased $184,000 for the three months ended June 30, 1997 and $388,000 for the six months ended June 30, 1997, compared to the same periods of 1996. This was primarily due to higher interest rates on short term investments. In July 1997, the Company agreed to invest approximately $45 million in a joint venture
semiconductor   manufacturing
facility headed by United Microelectronics Corporation ("UMC"). An initial payment of $22.5 million was made in July 1997. The remaining balance, including accrued interest at a rate of 8.5% will be paid in April 1998. These payments will reduce the Company's cash and investment holdings and correspondingly, interest income is expected to decline significantly in future quarters. Interest expense will increase significantly over the term of the note.

         Provision for Income Taxes. The Company recorded a provision for income taxes at a 15% effective tax rate for the first six months of 1997 compared to a 6% effective tax rate for the same period of 1996. The effective tax rate for the first half of 1997 is substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, Foreign Sales Corporation tax benefits and a reduction in the deferred tax asset valuation allowance. The 1996 rate was lower primarily due to the availability of federal net operating loss carryforwards. The Company utilized the remainder of its net operating loss carryforwards in 1996.


Liquidity and Capital Resources

         As of June 30, 1997, the Company had working capital of $82.4 million, which included $21.1 million in cash and cash equivalents and $50.3 million in short term investments. The Company has a line of credit facility with a commercial bank under which it can borrow up to $10 million. This line of credit facility which was renewed in July 1997, expires in July 1998. As of June 30, 1997, the Company had $5.2 million committed under the line of credit facility for standby letters of credit.

         Operating activities used $602,000 of cash during the first six months of 1997. Net income of $5.8 million was offset by increases in accounts receivable and inventory of $4.4 and $2.0 million, respectively, and a decline in deferred revenue of $2.2 million. Cash provided by investing activities was $1.8 million for the six months ended June 30, 1997 which included net proceeds from investments of $4.7 million offset by capital equipment additions of $2.9 million.

         In July 1997, the Company agreed to invest approximately $45.0 million in a semiconductor manufacturing joint venture with UMC in Taiwan. The transaction will give the Company an equity stake of approximately 10% in the joint venture and guarantee access to approximately 12.5% of the wafer output from this facility. The company paid $22.5 million of this investment in July 1997. The Company delivered a promissory note to UMC for the remaining balance, which bears interest at 8.5% and is due on April 1, 1998.

         Depending on the demand for the Company's products, the Company may decide to make substantial investments in manufacturing equipment to support its business in the future. Management believes the existing cash and cash equivalents, short term investments and available line of credit will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next twelve months.


Impact of Currency Exchange Rates

         The Company currently purchases wafers from Matsushita under purchase contracts denominated in yen. A portion of the Company's revenues are also denominated in yen. Foreign exchange exposures arising from the Company's yen denominated commitments and related accounts payable are offset to the extent the Company has yen denominated accounts receivable and cash balances. To the extent such foreign exchange exposures are not offset, the Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At June 30, 1997, there were no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk Factors

         Fluctuations in Operating Results. SanDisk's operating results are subject to quarterly and annual fluctuations due to a variety of factors. The Company has limited visibility with respect to anticipated operating results for any given quarter, even during the quarter in question.

         Factors affecting the Company's operating results include volume of product orders and sales, availability of foundry capacity, dependence on sole source suppliers and subcontractors, the timing of significant orders, competitive pricing pressures, the ability of the Company to match supply with demand or to accurately forecast future inventory levels, fluctuations in product costs, fluctuation in manufacturing yields, manufacturing utilization, changes in product and customer mix, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, quality of the Company's products, increased research and development expenses associated with new product introductions, exchange rate fluctuations and customer qualification and acceptance of new or enhanced versions of the Company's products. In addition, the Company expects to continue to increase its operating expenses in connection with the hiring of additional personnel and the development of new applications. If the Company does not achieve increased levels of revenues commensurate with these increased levels of operating expenses, the Company's business, financial condition and results of operations will be materially adversely affected. All of these factors are difficult to forecast and these or other factors can materially affect the Company's quarterly or annual operating results.

         In 1996 and early 1997 order visibility weakened. Bookings visibility improved during the second quarter of 1997. However, the turns component of the Company's quarterly business remains high and visibility remains limited.
Furthermore during the second quarter of 1997, the Company shipped more than 200,000 units of its CompactFlash product to a number of large digital camera manufacturers to support their product launches. There can be no assurance that any or all of these manufacturers will be successful with market acceptance for these products. Digital camera manufacturers who are not successful may end up with excess inventories of CompactFlash, which would preclude follow on orders in subsequent quarters, or worse could result in market dumping of CompactFlash inventories by these manufacturers.

         Over the last three quarters, the Company experienced a shift in product mix to lower capacity (2MB and 4MB) CompactFlash cards, which coupled with lower pricing due to competition, caused average selling prices to decline. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. Sales of these lower capacity products generally have lower average selling prices and gross margins than higher capacity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

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

         Under the Company's wafer supply agreements with Matsushita and LG Semicon, the Company is obligated to provide a monthly rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. This limits the Company's ability to react to any significant fluctuations in demand for its products. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent the Company is unable to obtain scheduled quantities of wafers from Matsushita or LG Semicon with planned yields, the Company's business, financial condition and results of operations could be negatively impacted. Both Matsushita and LG Semicon are shifting their production capacity from six inch wafers to eight inch wafers. Consequently, the Company is planning to ramp up eight inch wafer production and discontinue six inch wafer production at both facilities by the end of 1997. There can be no assurances that the transitions from six inch to eight inch wafer production will be completed smoothly and without adversely impacting wafer yields or the effective cost per die.

         The Company has entered into a joint development agreement with NEC for the development of future generations of semiconductor devices to be used in the manufacture of the Company's products. However, there can be no assurance that future generations of the semiconductor devices will be successfully developed or, if developed, that a wafer supply agreement will be entered into with NEC. The Company expects to receive first production shipments from NEC in 1998.

         In July 1997, the Company agreed to invest approximately $45.0 million in United Silicon Inc. (USI), a semiconductor manufacturing joint venture headed by United Microelectronics Corporation (UMC) in Taiwan. The transaction will give the Company an equity stake of approximately 10% in the joint venture and guarantee access to approximately 12.5% of the wafer output from this facility. The Company paid $22.5 million of this investment in July 1997. The Company delivered a promissory note to UMC for the remaining balance, which bears interest at 8.5% and is due on April 1, 1998. The USI fab is currently under construction at the Science Based Industrial Park in Hsin Chu City, Taiwan. The facility is scheduled to start producing limited wafer quantities in late 1998 and is scheduled to start full monthly production of approximately 20,000 eight-inch wafers in 1999. There can be no assurance that the USI fab will be completed as scheduled or that the processes needed to fabricate SanDisk wafers will be qualified.

         Because of the long lead time required to qualify each new foundry, the Company is working with several silicon wafer suppliers. The inability of the Company to qualify NEC, USI or other wafer manufacturers or to correctly forecast the number of wafers required from its current suppliers, as well as any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments of the Company's products and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         On November 6, 1996, the Company announced its first 64Mbit products based on double density flash ("D2 flash") technology, a new flash system designed to store two bits in each flash memory cell. The Company believes that D2 flash will be important to the Company's ability to increase the capacity and decrease the cost of certain of its products, maintain its competitive advantage, broaden its target markets and attract strategic partners. During the second quarter of 1997, the Company conducted qualification tests of its D2 flash products, which demonstrated to the Company's satisfaction that these products are ready to begin customer sales. The Company has commenced sampling of 64 Mbit D2 flash products, and expects its OEM customers to conduct their own qualifications over the next few quarters. The Company will not generate significant revenues from sales of 64Mbit D2 during the second half of 1997. The implementation of D2 flash in a production environment is proceeding as planned for the second half of 1997. High density flash memory, such as D2 flash, is a complex technology requiring tight manufacturing controls and effective test screens. The production ramp up period for a flash device is particularly prone to problems which can impact both reliability and yields exposing the Company to increased manufacturing costs. There can be no assurance that reliable and cost effective D2 flash products can be manufactured in commercial volumes and with yields sufficient to result in a lower cost per megabyte. Furthermore, flash data storage products designed with D2 flash will initially exhibit approximately one quarter of the write performance of the Company's existing products when writing data into memory. This may preclude their use in certain applications. The failure of the Company to successfully manufacture D2 flash devices could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company uses, Alphatec in Manteca, California, to assemble a majority of the memory components for its products and from time to time uses other subcontractors to perform some assembly and test functions . The Company has no long term agreement with Alphatec. With the significant increases in unit shipments in the last few quarters, the Company has begun to experience capacity constraints in the memory assembly area. The Company has identified two additional memory assembly subcontractors, and is presently working to qualify these subcontractors to handle the increase in production volumes. The Company expects to complete these subcontractor qualifications by the end of the third quarter. As a result of this reliance on third party subcontractors for assembly of a portion its products, the Company cannot directly control product delivery schedules, which can lead to product shortages or quality assurance problems that could increase manufacturing costs of the Company's products. Any problems associated with the delivery, quality or cost of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is continuing to identify and establish second sources for its key single and sole source component vendors and subcontractors as sales volumes increase, although there can be no assurance these efforts will be successful. During the next several quarters, if the demand for the Company's products exceeds its suppliers ability to deliver needed components or subassemblies, the Company may become delinquent meeting customer demand.

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

         On January 11, 1996, the Company filed a complaint against Samsung with the United States International Trade Commission alleging that Samsung and its U.S. sales arm, are importing and selling products that infringe two of the Company's patents. The U.S. International Trade Commission completed its hearing on this matter in October 1996. On February 26, 1997, the Administrative Law Judge assigned to the case issued an Initial Determination finding both SanDisk patents valid and infringed and further finding a violation of Section 337 of the Trade Act. On April 15, 1997, the Commission affirmed the Administrative Law Judge's findings of validity with respect to both patents and his finding of infringement with respect to one of the patents. On June 2, 1997, the Commission issued a limited exclusion order prohibiting the unlicensed entry of infringing flash memory circuits and carriers and circuit boards containing such circuits, that are manufactured by or on behalf of Samsung. At that time, the Commission also issued a cease and desist order to Samsung's domestic sales arm, Samsung Semiconductor, Inc., prohibiting the importation, selling, marketing, distributing, or advertising of infringing flash memory circuits and carriers and circuit boards containing such circuits, in the United States. Samsung has the right to appeal the International Trade Commission's final ruling to the Federal Circuit Court and has publicly expressed its intention to do so. However, no appeal had been filed as of August 12, 1997.

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

         The Company has notified and intends to notify several large flash suppliers that the Company believes certain of their existing or announced products infringe certain of the Company's patents. In addition, from time to time, the Company has entered into discussions with other companies regarding potential cross-license agreements for the Company's patents.

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

         In addition to litigation, the Company may need to license some or all of its patent portfolio to be able to obtain cross-licenses to the patents of others. The Company currently has patent cross license agreements with Intel Corporation ("Intel"), Sharp Electronics Corporation ("Sharp"), Hitachi Ltd. ("Hitachi") and Toshiba Corporation ("Toshiba"). There can be no assurance that any other licenses will be available on commercially reasonable terms, or at all. Moreover, any such cross-licenses could result in more rapid and intense competition for the Company's products, by much larger and better financed competitors. Any such limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products, or payments of license fees or licenses of Company rights to others could have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition. The flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. The Company's competitors include many large domestic and international companies that have greater access to foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative data storage solutions that may be less costly or provide additional features. In addition, competition will increase to the extent that the Company determines to license its patents to certain of its competitors in order to gain licenses to their patents. For example, in October 1995, December 1996, June 1997 and July 1997, the Company entered into patent cross-license agreements with Intel, Sharp, Hitachi and Toshiba, respectively, pursuant to which each party is entitled to manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. Increased competition could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company faces competition from other manufacturers of products conforming to the PCMCIA Card and CompactFlash Card industry standards as well as from manufacturers whose products are based on competing standards. Intel's Miniature Card and Toshiba's Solid-State Floppy Disk Card (SSFDC) are products based on competing standards aimed at the mass storage market for consumer applications, such as digital filmless cameras. Hitachi has agreed to support the CompactFlash card standard and become an alternative source supplier. Hitachi is expected to become a formidable competitor as it introduces its own line of CompactFlash Products. The Company expects these products to compete against its CompactFlash product. A manufacturer of digital cameras wishing to design any one of these three alternative competing standards as removable "digital film" will eliminate the other two from use in their product, since all three are mechanically and electronically incompatible with each other. Competition to win the initial design-in is therefore fierce. Due to the high price sensitivity in the market for consumer products, aggressive price competition has been experienced for these applications. Such competition is expected to result in lower gross margins in future quarters, as the relative percentage of sales of CompactFlash products increase.

         Dependence on Emerging Markets and New Products. The Company's success depends to a significant extent upon the development of emerging markets and new applications for flash data storage systems, as well as on its ability to introduce commercially attractive and competitively priced products on a timely basis. There can be no assurance that new applications or markets for flash data storage will develop as expected by the Company or that prospective customers developing products for any such markets will design the Company's products into their products and successfully introduce such products. Although the Company's CompactFlash has achieved considerable initial success in several digital cameras introduced during the first half of 1997, there can be no assurance that this early success will result in large scale market acceptance. The failure of new applications or markets to develop or the failure of new markets to be receptive to the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company expects to supply its CompactFlash products to a number of OEM vendors of digital camera's and PDA's. Because of the large number of companies entering these markets there can be no assurance that all or any of these manufacturers will be successful with market acceptance for their products. Furthermore, any of SanDisk's customers who enter the digital camera market and are not successful may end up with excess inventories of CompactFlash, which would preclude follow on orders in subsequent quarters, or worse could result in market dumping of CompactFlash inventories by these OEM's.

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

         Customer Concentration. A limited number of customers have historically accounted for a substantial portion of the Company's revenues and the Company expects this trend to continue. Sales to the Company's customers are generally made pursuant to standard purchase orders rather than long-term contracts. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this variability to continue as certain customers increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customers' products. Under a joint cooperation agreement signed in January 1993, Seagate Corporation ("Seagate") has the option to market the Company's products beginning in 1999. Under the amended agreement, beginning in 1999, if Seagate exercises its option to market the Company's products, the Company and Seagate will coordinate their efforts so that up to one-third of the Company's worldwide net revenues could be generated from sales of the Company's flash products through Seagate.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this item is set forth in Note 5 of the Notes to the Condensed Consolidated Financial Statements on pages 6 and 7 and under "Risk Factors - Patents, Proprietary Rights and Related Litigation" on pages 15 to 17 of this Form 10-Q for the quarterly period ended June 30, 1997, and is hereby incorporated by reference.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on April 18, 1997, the following individuals were elected to the Board of Directors:

                                                  Votes For       Votes Withheld
           William V. Campbell                     20,018,518         149,060
           Irwin Federman                          20,024,344         143,000
           Catherine P. Lego                       20,024,618         142,960
           Eli Harari                              20,023,618         143,960
           James D. Meindl                         20,024,618         142,960
           Joseph Rizzi                            20,024,578         143,000
           Alan F. Shugart                         20,020,618         146,960

The following proposals were approved at the Company's Annual Meeting:

                                Affirmative        Negative            Votes              Broker
                                   Votes             Votes            Withheld           Non-Votes
                               --------------    --------------    ---------------    ----------------
Amendments to the 1995 Stock      11,473,427         2,081,974            124,991           6,487,152
Option Plan

Amendments to the 1995            12,983,875           840,886             96,313           6,246,470
Non-Employee Directors Stock
Option Plan

Amendment to increase common      14,003,793           270,980             84,578           5,808,193
shares under the 1995
Employee Stock Purchase Plan

Ratify the appointment of         20,092,244            41,047             34,253                  --
Ernst & Young LLP as  independent  auditors for the fiscal year ending  December
31, 1997.


Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

        Exhibit
        Number                         Exhibit  Title

          3.1 Certificate of Incorporation of the Registrant, as amended to date. /3/

          3.2 Form of Amended and Restated Certificate of Incorporation of the Registrant. /3/

          3.3       Bylaws of the Registrant, as amended. /3/

          3.4       Form of Amended and Restated Bylaws of the Registrant /3/

          3.5       Certificate   of   Designation   for  the  Series  A  Junior
                    Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997. /7/

          4.1       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4. /3/

          4.3 Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995. /3/

          4.4 Amendment No. 1 to the Stock Purchase Agreements among the Registrant and the holders of Series A, B and D Preferred Stock, and certain holders of Series E Preferred Stock, dated January 15, 1993. /3/

          4.5 Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993. /3/

          4.6 Amendment Agreement between Seagate Technology, Inc. and the Registrant, dated August 23, 1995. /3/

          4.7 Form of Stock Purchase Agreement between the Registrant and Seagate Technology, Inc. /3/

          4.8 Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank. /7/

          9.1 Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995. /3/

          10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers. /3/

          10.2      Foundry    Agreement    between    Matsushita    Electronics
                    Corporation, Matsushita Electronic Industrial Co., Ltd. and the Registrant, dated May 20, 1992. /1, 3/

          10.3 Amendment No. 1 to MEC/SunDisk Foundry Agreement, between Matsushita Electronics Corporation, Matsushita Electronic Industrial Co., Ltd. and the Registrant, dated April 17, 1995. /1, 3/

          10.4 Foundry Agreement between Goldstar Electron Co., Ltd. and the Registrant, dated October 13, 1993. /1, 3/

          10.5 Amendment No. 1 to the Foundry Agreement between Goldstar Electron Co., Ltd. and the Registrant, dated May 10, 1994. /1, 3/

          10.6 SanDisk/Goldstar Technical Collaboration Agreement between Goldstar Electron Co., Ltd. and the Registrant, dated March 25, 1994. /1, 3/

          10.7 Joint Development Agreement between NEC Corporation and the Registrant, dated June 20, 1994. /1, 3/

          10.8 Joint Cooperation Agreement between the Registrant and Seagate Technology, Inc., dated January 15, 1993. /1, 3/

          10.9 Amendment and Termination Agreement between the Registrant and Seagate Technology, Inc., dated October 28, 1994. /1, 3/

          10.10 License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988. /3/

          10.13     1989 Stock Benefit Plan. /3/

          10.14     1995 Stock Option Plan. /3/

          10.15     Employee Stock Purchase Plan. /3/

          10.16     1995 Non-Employee Directors Stock Option Plan. /3/

          10.17 Patent Cross License Agreement between the Registrant and Intel Corporation, dated October 12, 1995. /3/

          10.18 Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996. /4/

          10.19 Business loan agreement between the Registrant and Union Bank of California, dated July 3, 1996. /5/

          10.20 Patent Cross License Agreement between the Registrant and Sharp Corporation dated December 24, 1996. /2, 6/

          10.21 Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.

          10.22 First and second amendments to business loan agreement between the Registrant and Union Bank of California, dated June 30, 1997.

          11.1 Computation of Per Share of Earnings (three and six months ended June 30, 1997 and 1996).

          21.1      Subsidiaries of the Registrant. /6/

          27.1 Financial Data Schedule for the three months ended June 30, 1997. (In EDGAR format only)
----------

1. Confidential treatment granted as to certain portions of these exhibits.

2. Confidential treatment requested as to certain portions of these exhibits.

3. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).

4. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.

5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996.

6. Previously filed as an Exhibit to the Registrant's 1996 Annual Report on Form 10-K.

7. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.



         B.  Reports on Form 8-K

          During the quarter ended June 30, 1997, the Company filed a current report on Form 8-K and an amended current report on Form 8-K/A dated April 18, 1997, reporting the adoption of a shareholder rights plan.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SanDisk Corporation
                                  (Registrant)




                                   By: /s/ Cindy L. Burgdorf
                                       ------------------------------------
                                       Cindy L. Burgdorf
                                       Chief Financial Officer,
                                       Senior Vice President, Finance and
                                       Administration and Secretary


DATED:        August 12, 1997