Form 10-Q
period 1997-09-30
SANDISK CORP
filed 1997-10-27
CIK 1000180

                                  Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
    X          Quarterly report pursuant to Section 13 or 15(d) of the
----------     Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997

                                       OR

---------      Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
               For the transition period from ________ to ________


Commission File Number 0-26734
                       -------


                              SanDisk Corporation
             (Exact name of registrant as specified in its charter)


           Delaware                                             77-0191793
           --------                                             ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


140 Caspian Court, Sunnyvale, California                          94089
----------------------------------------                          -----
(Address of principal executive offices)                        (Zip code)


                                 (408) 542-0500
                                 --------------
              (Registrant's telephone number, including area code)


                                      N/A
                                      ---
  (Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X    No
                                         -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997

       Common Stock, $0.001 par value                         22,720,573
       ------------------------------                         ----------
                   Class                                   Number of shares

                              SanDisk Corporation

                                     Index



                         PART I.  FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
             September 30, 1997 and December 31, 1996.................     3

           Condensed Consolidated Statements of Income
             Three and nine months ended September 30, 1997 and 1996..     4

           Condensed Consolidated Statements of Cash Flows
             Three and nine months ended September 30, 1997 and 1996..     5

           Notes to Condensed Consolidated Financial Statements.......     6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................     8


                          PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings..........................................    21

ITEM 2.    Changes in Securities......................................    21

ITEM 3.    Defaults upon Senior Securities............................    21

ITEM 4.    Submission of Matters to a Vote of Security Holders........    21

ITEM 5.    Other Information..........................................    21

ITEM 6.    Exhibits and Reports on Form 8-K...........................    22

           Signatures.................................................    24

                         PART I. FINANCIAL INFORMATION
                              SanDisk Corporation
                     Condensed Consolidated Balance Sheets
                                (In thousands)


ASSETS                                    September 30, 1997            December 31, 1996*
                                          -------------------           ------------------
                                             (unaudited)
Current Assets:

   Cash and cash equivalents                  $ 18,337                       $ 19,323
   Short-term investments                       41,986                         54,965
   Accounts receivable, net                     22,681                         11,885
   Inventories, net                             11,320                          9,630
   Prepaid expenses and other current            4,491                          1,684
    assets
                                              --------                       --------
Total current assets                            98,815                         97,487

Property and equipment, net                     13,284                         10,285
Investment in joint venture                     40,231                              -
Deposits and other assets                          489                            496
                                              --------                       --------
          Total Assets                        $152,819                       $108,268
                                              ========                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                           $ 11,165                       $  7,595
   Accrued payroll and related expenses          4,240                          2,857
   Other accrued liabilities                     3,394                          4,354
   Deferred revenue                             31,994                          5,652
                                              --------                       --------
Total current liabilities                       50,793                         20,458

Stockholders' Equity:

Common stock                                    99,837                         98,233
Retained earnings (accumulated deficit)          2,189                        (10,423)
                                              --------                       --------
Total stockholders' equity                     102,026                         87,810

                                              --------                       --------
          Total Liabilities and
          Stockholders' Equity                $152,819                       $108,268
                                              ========                       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Information derived from the audited Consolidated Financial Statements.

                              SanDisk Corporation
                 Condensed Consolidated Statements of Income
               (In thousands, except per share data; unaudited)



                                              Three months ended           Nine months ended
                                                  September 30,               September 30,
                                               1997           1996          1997           1996
                                              -------        -------       -------       --------
Revenues:
   Product                                    $30,219        $24,798       $72,335        $67,599
   License and royalty                          5,925          1,250        12,600          3,750
                                              -------        -------       -------        -------
Total revenues                                 36,144         26,048        84,935         71,349
Cost of sales                                  20,135         15,759        49,476         43,538
                                              -------        -------       -------        -------
Gross profits                                  16,009         10,289        35,459         27,811

Operating expenses:
   Research and development                     3,550          2,735         9,634          7,280
   Sales and marketing                          3,197          2,161         8,728          6,467
   General and administrative                   2,029          2,279         4,933          5,580
                                              -------        -------       -------        -------
Total operating expenses                        8,776          7,175        23,295         19,327
Operating income                                7,233          3,114        12,164          8,484
Interest and other income, net                    771            799         2,680          2,320
                                              -------        -------       -------        -------
Income before taxes                             8,004          3,913        14,844         10,804
Provision for income taxes                      1,202            270         2,227            702
                                              -------        -------       -------        -------
Net income                                    $ 6,802        $ 3,643       $12,617        $10,102
                                              =======        =======       =======        =======
Net income per share                            $0.27          $0.15         $0.51          $0.42
                                              =======        =======       =======        =======
Shares used in computing
net income per share                           24,990         24,268        24,504         24,204
                                              =======        =======       =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SanDisk Corporation
                Condensed Consolidated Statements of Cash Flows
                           (In thousands; unaudited)

                                                   Nine months ended
                                                     September 30,
                                                    1997          1996
                                                  --------      --------
Cash flows provided by (used in) operating
 activities:
Net income                                        $ 12,617      $ 10,102
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation                                     2,839         1,641
    Accounts receivable, net                       (10,796)       (1,407)
    Inventory                                       (1,690)        1,294
    Prepaid expense and other assets                (2,800)         (412)

    Accounts payable                                 3,570          (398)
    Accrued payroll and related expenses             1,383           858

    Other accrued liabilities                         (960)          320

    Deferred revenue                                26,342           141
                                                  --------      --------
      Total adjustments                             17,888         2,037
                                                  --------      --------
  Net cash provided by operating activities         30,505        12,139

Cash flows provided by (used in) investing
  activities:
    Purchases of short term investments            (17,859)      (34,520)
    Proceeds from sale of short term                30,833        26,695
      investments
    Acquisition of capital equipment                (5,838)       (6,025)
    Investment in joint venture                    (40,231)            -
                                                  --------      --------
  Net cash used in investing activities            (33,095)      (13,850)

Cash flows provided by (used in) financing
  activities:
    Sale of common stock, net of repurchases         1,604           855

    Principal payments under capital leases              -           (98)
                                                  --------      --------
  Net cash provided by financing activities          1,604           757
                                                  --------      --------
Net decrease in cash and cash equivalents             (986)         (954)
Cash and cash equivalents at beginning of period    19,323        27,255
                                                  --------      --------
Cash and cash equivalents at end of period        $ 18,337      $ 26,301
                                                  ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and Subsidiaries (the "Company") as of September 30, 1997, and the results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for the year ended December 31, 1996. The condensed consolidated balance sheet data as of December 31, 1996 was derived from the audited financial statements.

   The results of operations for the three and nine month periods ended September 30, 1997 and the statement of cash flows for the nine months ended September 30, 1997 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September
   30. The third fiscal quarter of 1997 and 1996 ended on September 28, 1997 and September 29, 1996, respectively. Fiscal year 1996 ended on December 29, 1996. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3. The components of inventory consist of the following:


                                 September 30,     December 31,
                                     1997             1996
                                 -------------     ------------
                                         (In thousands)
      Raw materials               $ 2,246            $3,858
      Work-in-process               7,757             3,475
      Finished goods                1,317             2,297
                                  -------            ------
                                  $11,320            $9,630
                                  =======            ======


4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of $0.03 in net income per share for the three month periods ended September 30, 1997 and 1996 and an increase of $0.05 for the nine month periods ended September 30, 1997 and 1996. The calculation of diluted earnings per share under SFAS is not materially different from net income per share for the periods presented.


5. In October 1995, Samsung Electronics Company Ltd. filed a complaint against the Company in the Northern District of California accusing the Company of infringing two Samsung patents, seeking declaratory relief with respect to five Company patents and alleging unspecified damages for certain other
   related claims.   On January 11, 1996, the Company filed a complaint against
   Samsung with the United States International Trade Commission alleging that Samsung and its U.S. sales arm, were importing and selling products that infringe two of the Company's patents. On February 26,

   1997, the Administrative Law Judge assigned to the case issued an Initial Determination finding both SanDisk patents valid and infringed and further finding a violation of Section 337 of the Trade Act. On June 2, 1997, the Commission issued a limited exclusion order prohibiting the unlicensed entry of infringing flash memory circuits, and carriers and circuit boards containing such circuits, that are manufactured by or on behalf of Samsung. On August 14, 1997, in connection with the settlement of all disputes between them, the Company and Samsung announced the signing of a patent cross license agreement for flash memory related patents. Under the agreement, the Company and Samsung have licensed each others patents covering the design and manufacture of flash memory products.

   The Company also entered into other cross-license agreements during the nine months ended September 30, 1997. Under these agreements, the Company received payments which were recognized as license and royalty revenues and portions of which are deferred revenue. Recognition of deferred revenue is expected to occur in future periods as the Company meets certain obligations as provided in the various agreements.

   Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any future litigation will not have a material adverse effect on the Company's business, financial condition and results of operations.

6. On April 21, 1997, the Company adopted a shareholder rights plan (the Rights Agreement). Under the Rights Agreement, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on April 28, 1997. The rights will expire on April 28, 2007 unless redeemed or exchanged. Under the Rights Agreement, each right will initially entitle the registered holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock for $65.00. The rights will become exercisable only if a person or group (other than Seagate Corporation, which is permitted to maintain its 25% stake in the Company) acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock.

7. The Company recorded a provision for income taxes at a 15% effective tax rate for the first nine months of 1997 compared to a 6.5% effective tax rate for the same period of 1996. The effective tax rate for the first nine months of 1997 is substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, Foreign Sales Corporation tax benefits and a reduction in the deferred tax asset valuation allowance.

8. In the third quarter of 1997, the Company invested $40.2 million in United Silicon, Inc., ("USIC") a semiconductor manufacturing joint venture headed by United Microelectronics Corporation in Taiwan. The transaction gives the Company an equity stake of approximately 10% in the joint venture (which will be accounted for on the cost basis) and guarantees access to approximately 12.5% of the wafer output from the facility.

9. The Company has a credit agreement (the Agreement) with a bank, which was renewed in July 1997. Under the provisions of the Agreement, which expires in July 1998, the Company may borrow up to $10,000,000 on a revolving line of credit at the bank's prime interest rate. Amounts under the revolving line of credit can be applied to the issuance of letters of credit of up to the full amount of the credit line. At September 30, 1997, $7,200,000 in letters of credit were outstanding. In addition, under the Agreement, the Company also has a $15,000,000 foreign exchange contract line under which the Company may enter into foreign exchange contracts. No amounts were outstanding under the revolving line of credit portion of the Agreement and the foreign exchange contract portion of the line at September 30, 1997. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The Agreement prohibits the payment of cash dividends to stockholders. At September 30, 1997 the Company was not in compliance with the quick ratio coventant due to the increase in deferred revenue. Following the end of the quarter, the financial covenants were retroactively amended by the bank and the Company is in compliance with all financial covenants as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this discussion and analysis, including in particular, the second paragraph under the discussion of product revenues, are forward looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are discussed below and in the Company's Form 10-K for the year ended December 31, 1996 and the Company's Form 10-Q for the quarter ended June 30, 1997, under the heading "Risk Factors". Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.


Overview

  The Company was founded in 1988 to develop and market flash data storage systems. The Company sells its products to the consumer electronics and industrial/communications markets. During the course of 1997, the percentage of the Company's product sales attributable to the consumer electronics market, particularly sales of CompactFlash for use in digital camera applications, has increased substantially. This increase in sales to the consumer market has resulted in a shift to lower capacity products, which typically have lower average selling prices and gross margins than higher capacity products. In addition, these products are frequently sold into the retail channel, which usually has shorter customer order lead-times than the other channels used by the Company, thereby decreasing the Company's ability to accurately forecast future production needs. Subject to market acceptance of its CompactFlash products, the Company believes these products will continue to represent a majority of the Company's sales as the popularity of consumer applications, including digital cameras, increases. The percentage of sales attributable to orders received and fulfilled in the same quarter has increased over time and in response, the Company is continuing to shorten its manufacturing cycle time.

  The Company's operating results are affected by a number of factors including the volume of product sales, the timing of significant orders, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, the timing of license and royalty revenue, fluctuations in product costs, availability of foundry capacity, variations in manufacturing cycle times, fluctuation in manufacturing yields and manufacturing utilization, increased research and development expenses, exchange rate fluctuations and changes in the Company's effective tax rate. In addition, as the proportion of the Company's products sold for use in consumer electronics applications increases, the Company's revenues may become subject to seasonal declines in the first quarter of each year. See
"Risk Factors-Fluctuations in Operating Results" and "-Seasonality."

  Beginning in late 1995, the Company adopted a strategy of licensing its flash technology, including its patent portfolio, to selected third party manufacturers of flash products. To date, the Company has entered into patent cross-license agreements with five major companies, and it intends to pursue opportunities to enter into additional licenses. The Company's current license agreements provide for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenue than with changes in product revenues.

  SanDisk markets its products using a direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. The Company expects that sales through the retail channel will comprise an increasing share of total revenues in the future and that a substantial portion of its sales into the retail channel will be made to participants that will have the right to return unsold products. The Company does not expect to recognize revenues from these sales until the products are sold to the end customers.

  Historically, a majority of the Company's sales have been to a limited number of customers. Sales to the Company's top ten customers accounted for approximately 64% and 71%, respectively, of the Company's total revenues for the nine months ended September 30, 1997 and the year ended December 31, 1996. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The Company has also experienced significant changes in the composition of its customer base from year to year and expects this pattern to continue as market demand for such customers' products fluctuates. For example, during the fourth quarter of 1996, the volume of large OEM orders decreased due to the timing of customers' product introductions. The loss of, or significant reduction in purchases by, major customers, could have a material adverse effect on the Company's business, financial condition and results of operations. The majority of the Company's sales in 1996 were of FlashDisk cards. However, during the first nine months of 1997, the largest portion of the Company's sales were of CompactFlash products. See "Risk Factors-Customer Concentration".

  Due to the emerging nature of the Company's markets and certain planned product transitions, the Company has had difficulty forecasting future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle time, the Company has been required to order wafers from its foundries several months in advance of the ultimate shipment of its products. Under the Company's wafer supply agreements, there are limits on the number of wafers the Company can order and the Company's ability to change that quantity is restricted. Accordingly, the Company's ability to react to significant fluctuations in demand for its products is limited. As a result, the Company has not been able to match its purchases of wafers to specific customer orders and therefore the Company has taken write downs for potential excess inventory purchased prior to the receipt of customer orders. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter to quarter basis. See "Risk Factors-Fluctuations in Operating Results."

  Export sales are an important part of the Company's business. While most of the Company's sales are denominated in U.S. Dollars, the Company invoices certain Japanese customers in Japanese Yen and is subject to exchange rate fluctuations on these transactions. To date, a significant portion of the Company's purchases of wafers, which constitute a significant part of its cost of goods sold, have been denominated in Japanese Yen. While this percentage has been decreasing, exchange rate fluctuations can affect the Company's business, financial condition and results of operations.

  For the foreseeable future, the Company expects to realize a significant portion of its revenues from recently introduced and new products. Typically new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry, such as NEC Corporation ("NEC") and United Silicon, Inc. ("USIC"). To remain competitive, the Company is focusing on a number of programs to lower its manufacturing costs. These include transitioning from single to double density flash designs, from 0.5 to 0.4 micron manufacturing processes, and from six inch to eight inch wafers. These transitions are expected to occur over the next several quarters. As a result of these factors, the Company expects that product gross margins may decline in the near term from the level experienced in the quarter ended September 30, 1997, and product gross margins are expected to be subject to fluctuation for the foreseeable future. Moreover, there can be no assurance that such devices or processes will be successfully developed by the Company or that development of such processes will lower manufacturing costs. In addition, the Company anticipates that price competition will increase in the future, which will likely result in decreased average selling prices and lower gross margins. See "Risk Factors-Manufacturing Yields" and "-Declining Average Sales Prices."

RESULTS OF OPERATIONS

     Product Revenues.  SanDisk's product revenues were $30.2 million in the
     ----------------
third quarter of 1997, up $5.4 million or 22% from the same period of 1996. Product revenues for the first nine months of 1997 were $72.3 million, up $4.7 million or 7% from the same period in 1996. During the three and nine month periods ended September 30, 1997, units shipped increased 188% and 149%, respectively, from the same periods of 1996. The largest increase came from sales of CompactFlash products primarily for use in digital cameras and other consumer electronics applications. In the second and third quarters of 1997, sales of CompactFlash products exceeded sales of PCMCIA flash cards. In the first nine months of 1997, CompactFlash products represented approximately 74% of all units shipped and 47% of product revenues. This shift in product mix from PCMCIA flash cards to CompactFlash cards, which have lower capacities, contributed to a decline in average selling prices of 57% in the first nine months of 1997 compared to the same period last year. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. Sales of these lower capacity products generally have lower average selling prices and gross margins than higher capacity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

     Orders for the Company's products increased during the third quarter of 1997 as consumer electronics OEM customers increased their inventory of CompactFlash products in preparation for the upcoming holiday season and their new product introductions. Although the Company has limited visibility as to customer orders, the Company expects product revenues in the fourth quarter of 1997 to be flat, or possibly up slightly relative to the third quarter of 1997. Due to a number of factors described herein and in "Risk Factors," the Company's ability to adjust its operating expenses is limited in the short term. As a result, if product revenues are lower than anticipated, the Company's results of operations will be adversely affected. The outlook for product revenues for the first quarter of 1998 is also uncertain due to the unpredictable demand in the new and emerging markets for the Company's products and the anticipated seasonality of the consumer electronics markets. See "Risk Factors-Fluctuations in Operating Results" and "Seasonality."

     While SanDisk has been successful winning design-ins for many new applications, it generally takes several quarters for these new customer products to reach the market. It is difficult to predict the timing of related new product introductions and future sales volumes from these design-ins as the success of the customers' products is uncertain. There can be no assurance the applications will be developed and marketed successfully or at all. As new markets develop, competition is expected to increase, which will likely cause average selling prices and gross margins to decline.

     Export sales represented 60% of product revenues in the third quarter and 53% of product revenues in the first nine months of 1997, compared with 65% and 56% for the same periods of the previous year. The Company expects international sales to continue to represent a significant portion of revenues. The Company's top ten customers represented 67% of product revenue in the third
quarter of 1997 compared to 75% for the third quarter of 1996.   For the first
nine months of 1997 and 1996, the Company's top ten customers represented 64% of product revenue. The Company expects that sales to a limited number of customers will continue to represent a substantial portion of its revenues for the foreseeable future.

     License and Royalty Revenues.  The Company currently earns patent licenses
     ----------------------------
and royalty revenues under five cross license agreements, of which agreements with

Hitachi, Toshiba and Samsung were entered into in the third quarter of 1997. SanDisk also has cross-license agreements with Intel and Sharp. License and royalty revenue from patent cross license agreements was $5.9 million in the third quarter of 1997, up $4.7 million from $1.3 million in the same period of 1996. Revenues from patent licenses and royalties increased to 16% of total revenues in the third quarter of 1997 from 5% in the same period of the previous year. License and royalty revenue from patent cross license agreements was $12.6 million for the first nine months of 1997, up $8.8 million from $3.8 million in the comparable period of 1996. Revenues from licenses and royalties represented 15% of total revenues in the first nine months of 1997 compared to 5% in the same period of 1996.


     Gross Profits.  In the third quarter of 1997, gross profits increased to
     -------------
$16.0 million or 44% of total revenues from $10.3 million or 39% of total revenues for the same period in the previous year. Gross profits for the first nine months of 1997 increased to $35.5 million or 42% of total revenues from $27.8 million or 39% of total revenues for the same period in 1996. Product gross margins were 33% in the third quarter of 1997 compared to 36% for the same period of 1996. The growth in overall gross profits for the first nine months of 1997 resulted from an increase in license and royalty revenue, which was partially offset by a decline in gross profit from product sales. Product gross margins declined as a percentage of product revenue to 32% for the first nine months of 1997 compared to 36% for the same period in 1996. The decline was primarily due to the shift in product mix to lower capacity CompactFlash products that have lower average selling prices and gross margins. This decline in gross margins was partially offset by a reduction in manufacturing cost per unit resulting from the Company's shift to more in-house assembly and test. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. The Company expects product gross margins may decrease slightly in the fourth quarter of 1997 due to anticipated increased competition.


     Research and Development.  Research and development expenses consist
     ------------------------
principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased $0.8 million or 30% in the third quarter of 1997 and $2.4 million or 32% for the first nine months of 1997 compared to the same periods in 1996. Research and development expenses represented 10% of total revenues for the third quarter of 1997 and 11% of total revenues for the first nine months of 1997 compared to 10% for the same periods in 1996. The increase in research and development expenses for both the third quarter and first nine months of 1997 was primarily due to an increase in salaries and payroll related expenses associated with additional personnel. Increased depreciation due to capital equipment additions and higher project related expenses also contributed to the growth in research and development expenses. The Company expects research and development expenses to continue to increase in absolute dollars to support the development of new generations of flash data storage products and the addition of new foundries to manufacture the Company's products.

     Sales and Marketing.  Sales and marketing expenses include salaries and
     -------------------
payroll related expenses, sales commissions and travel expenses for the Company's sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses increased $1.0 million or 48% in the third quarter of 1997, and $2.3 million or 35% for the first nine months of 1997, compared to the same periods in 1996. Sales and marketing expenses represented 9% of total revenues in the third quarter of 1997, and 10% of total revenues for the first nine months of 1997 compared to 8% in the third quarter of 1996 and 9% for the first nine months of 1996. The increase in sales and marketing expenses for the three and nine month periods ended September 30, 1997 was primarily due to an increase in salaries and payroll related expenses associated with additional personnel. Higher marketing, travel and selling expenses also contributed to this increase. The Company expects sales and marketing expenses to increase in absolute dollars as sales of its products grow and it attempts to develop the retail channel for its products.

     General and Administrative.  General and administrative expenses include
     --------------------------
the cost of the Company's finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses decreased $0.3 million or 11% in the third quarter of 1997 and $0.6 million or 12% in the first nine months of 1997 compared to the
same periods of 1996.   General and administrative expenses represented 6% of
total revenues in the three and nine month periods ended September 30, 1997 compared to 9% for the third quarter and 8% for the first nine months of 1996. The decrease was primarily due to a reduction in legal fees. The first nine months of 1996 included significant legal fees related to the Samsung litigation. The decrease in legal fees was partially offset by increased salaries and payroll related expenses associated with additional personnel, increased allowance for doubtful accounts and higher consulting expenses related to the planned implementation of the Company's new management information system. The Company expects general and administrative expenses to increase in absolute dollars as the general and administrative functions grow to support the overall growth of the Company. General and administrative expenses could also increase substantially in the future if the Company pursues litigation to defend its patent portfolio. See "Risk Factors-Patents Proprietary Rights and Related Litigation."

     Interest and Other Income, Net.  Interest and other income, net, decreased
     ------------------------------
$28,000 in the third quarter of 1997 compared to the same period of 1996. This decline was due to lower investment balances primarily due to the current quarter investment in the USIC foundry joint venture. For the nine months ended September 30, 1997, interest and other income, net, increased $360,000 due to higher interest rates on short-term investments.

          Provision for Income Taxes. The Company recorded a provision for
          --------------------------
income taxes at a 15% effective tax rate for the first nine months of 1997 compared to a 6.5% effective tax rate for the same period of 1996. The effective tax rate for the first nine months of 1997 is substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, foreign sales corporation tax benefits and a reduction in the deferred tax asset valuation allowance. The Company's 1997 effective tax rate is substantially higher than its 1996 rate due to the utilization of all federal net operating loss carryforwards in 1996.

  Due to increased license and royalty revenues and growth in the Company's net income in 1997, the Company anticipates that it will utilize the remainder of its tax credit carryforwards in the current fiscal year. The Company's effective tax rate is expected to increase significantly in 1998 and is expected to approach the statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had working capital of $48.0 million, which included $18.3 million in cash and cash equivalents and $42.0 million in short term investments. The Company has a line of credit facility with a commercial bank under which it can borrow up to $10 million at the bank's prime rate. This line of credit facility expires in July 1998. As of September 30, 1997, the Company had $7.2 million committed under the line of credit facility for standby letters of credit. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth, and prohibits the payment of cash dividends to stockholders. At September 30, 1997, the Company was not in compliance with the quick ratio covenant due to the increase in deferred revenue. Following the end of the quarter, the financial covenant was retroactively amended by the bank and the Company is currently in compliance with all financial covenants as amended.

     Operating activities provided $30.5 million of cash during the first nine months of 1997. In addition to net income, sources of cash included increased deferred revenue of $26.3 million, primarily from the receipt of funds under patent license and royalty agreements, and an increase in current liabilities of approximately $4.0 million. These were partially offset by increases in accounts receivable, inventory, and prepaid expenses and other assets totaling $15.3 million. Investing activities used $33.1 million of cash in the first nine months of 1997. Investing activities for the third quarter of 1997 included a $40.2 investment in the USIC foundry joint venture and $5.8 million of capital equipment purchases, which were partially offset by net proceeds from investment activity of $13.0 million. The Company paid the entire balance due on its investment in the USIC foundry joint venture during the third quarter of 1997, in advance of its original due date of April 1, 1998.

     Depending on the demand for the Company's products, the Company may decide to make investments, which could be substantial, in assembly and test manufacturing equipment to support its business in the future. Management believes the existing cash and cash equivalents, short term investments and available line of credit will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next twelve months.

IMPACT OF CURRENCY EXCHANGE RATES

     The Company currently purchases wafers from Matsushita under purchase contracts denominated in yen. A portion of the Company's revenues are also denominated in yen. Foreign exchange exposures arising from the Company's yen denominated commitments and related accounts payable are offset to the extent the Company has yen denominated accounts receivable and cash balances. To the extent such foreign exchange exposures are not offset, the Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At September 30, 1997, there were no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

                                 RISK FACTORS

  Fluctuations in Operating Results. SanDisk's operating results have been in the past and are expected to be in the future, subject to quarterly and annual fluctuations due to a variety of factors. For example, the Company's revenues increased each quarter for the first three quarters of 1996 and then decreased in both the last quarter of 1996 and the first quarter of 1997 before increasing in the second and third quarters of 1997. The principal factors that have caused the Company's operating results to fluctuate in the past several quarters and may cause the Company's operating results to fluctuate in the future are the unpredictable demand for the Company's products and anticipated seasonality as sales of products for consumer electronics applications become a greater proportion of the Company's product revenues. The Company must order silicon wafers from its foundries several months prior to the date such wafers are needed. If the Company overestimates the number of silicon wafers it needs to fill product orders and as a result builds excess inventories, gross margins and operating results will be materially adversely affected. If the Company underestimates the number of silicon wafers required in a particular quarter and is unable to fulfill customer orders promptly after receipt of an order, the Company will risk losing potential sales and customers. Since the Company is selling CompactFlash, its largest volume product, into an emerging consumer market and is unable to accurately forecast future sales, there will be a material adverse effect on the Company's operating results if sales fall below the Company's expectations in a particular quarter and the Company is unable to reduce its operating expenses. The portion of the Company's quarterly sales attributable to orders received and fulfilled in the same quarter remains high and product order backlog fluctuates substantially from quarter to quarter. See "--Seasonality and "-- Dependence on Third Party Foundries."

  Other factors affecting the Company's operating results and gross margins include the volume of product sales, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, the timing of license and royalty revenue, fluctuations in product costs, availability of foundry capacity, variations in manufacturing cycle time, fluctuations in manufacturing yields and manufacturing utilization, the ability of the Company to achieve manufacturing efficiencies with its new and existing products, increased research and development expenses, exchange rate fluctuations and changes in the Company's effective tax rate. All of these factors are difficult to forecast and these or other factors can materially affect the Company's quarterly or annual operating results or gross margins.

  The Company has increased its expense levels to support its recent growth, including expenses associated with the expansion of the Company's in-house assembly and test operations. The Company expects to continue to increase its operating expenses by hiring additional personnel to support expected growth, increased marketing efforts and additional research and development activities. If the Company does not achieve increased levels of revenues commensurate with these increased levels of operating expenses, or if the Company's revenues decrease or do not meet the Company's expectations for a particular period, the Company's business, financial condition and results of operations will be materially adversely affected.

  The mix of the Company's products sold varies from quarter to quarter and will vary in the future, affecting the Company's overall average selling prices and gross margins. Over the last three quarters, the Company experienced a shift in product mix to low capacity (2MB and 4MB) CompactFlash cards that generally have lower average selling prices and lower gross margins than high capacity products. This shift in product mix, coupled with lower pricing due to competition, caused average selling prices to decline. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular.

  The Company has adopted a strategy of cross-licensing its patents to other manufacturers of flash products. Under such arrangements, the Company earns license fees and royalties on terms that are individually negotiated. The timing of recognition of revenues from these payments depends on the terms of each contract, and, in some cases, on the timing of product shipments by the third parties. As a result, license and royalty revenue has fluctuated significantly in the past and is likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenue, gross margins and net income are likely to fluctuate more with changes in license and royalty revenue than with changes in product revenue.

  Dependence on Emerging Markets and New Products. The Company's success depends to a significant extent upon the development of emerging markets and new applications for flash data storage systems, as well as on its ability to introduce commercially attractive and competitively priced products on a timely basis. The Company believes that continued significant expenditures for research and development will be required in the future. In particular, the Company intends to develop new products with increased memory capacity at a lower cost per megabyte, which the Company believes will be essential to its ability to remain competitive. There can be no assurance that the Company will develop successfully these new products, that new applications or markets for flash data storage will develop as expected by the Company, that prospective customers developing products for any such markets will design the Company's products into their products and successfully introduce such products, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of new applications or markets to develop or the failure of the Company's products to be accepted by the market would have a material adverse effect on the Company's business, financial condition and results of operations.

  Increasing Dependence on Consumer Products. During the first nine months of 1997, the portion of the Company's product revenues derived from sales of products for consumer electronics applications, principally digital cameras, increased significantly and over this period represented the largest portion of product revenues and units shipped. There can be no assurance, however, that the Company will achieve large scale market acceptance for its products in the consumer electronics market. The Company anticipates that products sold for consumer applications will generally encounter intense competition and will be more price sensitive than products sold into its other target markets. In addition, consumer markets are more likely to experience seasonality of sales, with potential declines in sales activity during the first quarter of any year. Because of the large number of OEMs entering the digital camera market, it is likely that not all of these manufacturers will be successful in achieving market acceptance of their products. If SanDisk's OEM customers are not successful in this market, such OEM customers may have excess inventories of CompactFlash products, which may preclude follow-on orders or result in sales of their CompactFlash inventories in the open market. In addition, if market acceptance of digital cameras is slower than expected, or if the market for CompactFlash becomes saturated, the Company may encounter reduced demand for CompactFlash products, declining average selling prices or product returns, any of which would have an adverse effect on the Company's results of operations.

  The Company anticipates that a greater proportion of its sales to the consumer electronics market will be made through distributors and to retailers than is the case with the industrial/communications market. This will be particularly true if the level of after-market sales of flash memory products increases. The Company is currently expending significant resources developing a retail sales channel. The expenditures associated with this development are likely to precede the realization of significant sales through this channel. Moreover, the Company has no prior experience in the development or management of the retail channel or sales through such channel. In addition, a significant portion of retail sales for consumer applications will be made to distributors and retail chains, which typically maintain rights to return unsold inventory. As a result, the Company does not expect to recognize revenues on sales to this channel until after the products have been sold to end users. If the Company's retail customers are not successful in this market, there could be substantial product returns to the Company. The inability to successfully develop and effectively manage the retail sales channel could have a material adverse effect on the Company's business, financial condition and results of operations.

  Seasonality. The Company has experienced and expects to continue to experience seasonality in its product sales. During the course of 1997, the Company's product mix has increasingly shifted towards CompactFlash products, which are sold principally for consumer electronics applications. The Company anticipates that this trend will continue. As a result, the Company expects that its product sales will be increasingly impacted by seasonal purchasing patterns, with higher sales in the second half of each year as compared to the first half of each such year. The Company believes product revenues during the third quarter of 1997 included purchases by consumer electronics OEM customers in anticipation of new product introductions and the fourth quarter holiday season. In the past, the Company has experienced a reduction in order quantities in the first quarter from Japanese OEM customers, reflecting the fact that most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. As a result of these factors, sales for the first quarter of 1998 are uncertain and it is possible that product revenues in that quarter could be below the levels experienced in the third quarter and anticipated in the fourth quarter of 1997. The Company expects that its operating expenses may continue to increase over this time period. Accordingly, a decrease in revenues in any quarter would adversely impact the Company's results of operations in that period.

  Competition. The flash data storage markets in which the Company competes are characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. The Company's competitors include many large domestic and international companies that have greater access to foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's primary competitors include flash chip producers such as Advanced Micro Devices, Inc. ("AMD"), Hitachi Ltd. ("Hitachi"), Intel Corporation ("Intel"), Micron Technology, Inc. ("Micron"), Mitsubishi
Electronic Corporation ("Mitsubishi"), Samsung Electronics Company Ltd. ("Samsung"), Sharp Electronics Corporation ("Sharp") and Toshiba Corporation ("Toshiba"), other companies using data storage techniques such as socket flash, linear flash and system flash components, as well as package assemblers such as LEXAR Technology Inc. ("LEXAR"), M-Systems, Inc. ("M-Systems"), SIMPLE Technology Inc. ("SIMPLE"), SMART Modular Technologies, Inc. ("SMART Modular") and Viking Components, Inc. ("Viking") that combine controllers and flash memory chips developed by others into flash data storage cards. Hitachi, LEXAR, Mitsubishi and Micron have been certified by the CompactFlash Association ("CFA") to manufacture and sell their own brand of CompactFlash, and the Company believes that other manufacturers will also seek to enter the CompactFlash market in the future. Competing products promoting industry standards that are different from SanDisk's CompactFlash product have been announced, including Intel's Miniature Card, Toshiba's Solid-State Floppy Disk Card and Sony Corporation's recently introduced Memory Stick. A manufacturer of digital cameras that designs-in any one of these alternative competing standards will eliminate CompactFlash from use in its product, as each competing standard is mechanically and electronically incompatible with CompactFlash. In addition, in the third quarter of 1997, Intel announced a 64Mbit flash chip based on its multilevel cell flash. The Company's double density flash ("D2 flash") and Intel's multilevel cell flash are competing technological innovations that allow each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In the fourth quarter of 1996, Iomega Corporation ("Iomega") announced plans to introduce n.hand, a miniaturized, mechanical, removable disk drive that may compete directly with SanDisk's flash card products.

  The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative data storage solutions that may be less costly or provide additional features. Due to the high price sensitivity in the market for consumer products, aggressive price competition has been experienced for these applications. Such competition is expected to result in lower gross margins in the future, if the Company's average selling prices decrease faster than its costs.

   The Company has entered into patent cross-license agreements with Hitachi, Intel, Samsung, Sharp and Toshiba, pursuant to which each party may manufacture and sell products that incorporate technology covered by each party's patents related to flash memory devices. As the Company continues to license its patents to certain of its competitors, competition will increase. As a result of the above factors, the Company expects to face substantially more competition in the future than it has to date. Increased competition could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its ability to compete successfully depends on a number of factors, which include price and quality, product performance and availability, success in developing new applications for system flash technology, adequate foundry capacity, efficiency of production, timing of new product announcements or introductions by the Company, its customers and its competitors, the ability of the Company's competitors to incorporate their flash data storage systems into their customers' products, the number and nature of the Company's competitors in a given market, successful protection of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition or results of operations.

  Declining Average Sales Prices. The Company has experienced, and expects to continue to experience, declining average sales prices for its products. The flash data storage markets in which the Company competes are characterized by increasing competition. Therefore, the Company expects to incur increasing pricing pressures from its customers in future periods, which could result in declining average sales prices for the Company's products. To offset declining average sales prices, the Company believes that it must continue to achieve manufacturing cost reductions as well as develop new products that incorporate advanced features and can be sold at higher average gross margins. If, however, the Company is unable to achieve such cost reductions, the Company's gross margins could decline, and such decline could have a material adverse effect on the Company's business, financial condition and results of operations.


  Customer Concentration. A limited number of customers have historically accounted for a substantial portion of the Company's revenues and the Company expects this trend to continue. The Company's 10 largest customers accounted for 71% and 55% of total revenues in 1996 and the first nine months of 1997, respectively. Sales to the Company's customers are generally made pursuant to standard purchase orders rather than long-term contracts. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this variability to continue as certain customers increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customers' products. Under a joint cooperation agreement signed in January 1993, Seagate has the option to market the Company's products beginning in 1999 and, if exercised, the Company will be required to coordinate sales with Seagate so that up to one-third of the Company's worldwide net revenues could be generated from sales of the Company's flash products through Seagate.

  Dependence on Third Party Foundries. All of the Company's products require silicon wafers, which are currently supplied by Matsushita in Japan and LG Semicon in Korea. The Company has also entered into a wafer supply agreement with NEC in Japan, pursuant to which the Company expects to receive initial wafer shipments in 1998. In the third quarter of 1997, the Company made an investment in USIC, a semiconductor manufacturing joint venture headed by UMC in Taiwan, which has a fabrication facility currently under construction. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce wafers of acceptable quality and with acceptable manufacturing yields and to deliver those wafers to the Company on a timely basis. On occasion, the Company has experienced difficulties in each of these areas. The loss or reduction of capacity from Matsushita or LG Semicon or the inability to qualify or receive the anticipated level of capacity from any of its manufacturing partners could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the NEC fabrication facility will commence shipments on schedule or that the USIC facility will be completed or will begin production as scheduled, or that the processes needed to fabricate wafers for the Company will be qualified at either facility. Moreover, there can be no assurance that any of the Company's suppliers will be able to maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis.

  Under each of the Company's wafer supply agreements, the Company is obligated to provide a monthly rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. These restrictions limit the Company's ability to react to significant fluctuations in demand for its products. As a result, the Company has not been able to match its purchases of wafers to specific customer orders and therefore the Company has taken write downs for potential excess inventory purchased prior to the receipt of customer orders and may be required to do so in the future. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result in fluctuations in gross margins on a quarter to quarter basis. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if the Company is unable to obtain scheduled quantities of wafers from any foundry with acceptable yields, the Company's business, financial condition and results of operations could be negatively impacted. See "--Fluctuations in Operating Results."

  Dependence on Sole Source Suppliers and Third Party Subcontractors. The Company purchases several critical components from single or sole source vendors for which alternative sources are not currently available. Even where alternative suppliers are available, a significant amount of time would be required to qualify an additional vendor in the case of certain of the Company's components. The Company does not maintain long-term supply agreements with any of these vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's business, financial condition and results of operations. For example, the Company relies on Motorola, Inc. ("Motorola") as the sole source of microcontrollers, which are critical components in the Company's products. The sole source risk associated with microcontrollers from Motorola is heightened during transitions from one generation of microcontrollers to the next, given the limited safety stock available during these transitions. In the event Motorola were to discontinue shipment of microcontrollers for any reason, the time to design and qualify an alternative source would be approximately nine to twelve months. The Company's reliance on Motorola as its sole source of microcontrollers exposes the Company to interruptions of supply that could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company uses third-party subcontractors to assemble the memory components for its products and from time to time uses other subcontractors to perform certain other assembly and test functions. The Company has no long term agreements with these subcontractors. With the significant increases in unit shipments in the last few quarters, the Company has from time to time experienced capacity constraints in the memory assembly area. As a result of this reliance on third party subcontractors for assembly of a portion of its products, the Company cannot directly control product delivery schedules, which can lead to product shortages or quality assurance problems that could increase manufacturing costs of the Company's products. Any problems associated with the delivery, quality or cost of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks Associated with Transitioning to New Processes and
Products. Successive generations of the Company's products incorporate semiconductor devices with greater memory capacity per chip. In addition, the Company is continually involved in joint development with its foundries to produce semiconductor devices based upon smaller geometry manufacturing processes. Most of the Company's wafers are currently manufactured using 0.5 micron process technology. The Company has started limited production of 0.4 micron flash wafers at Matsushita and expects to begin receiving 0.4 micron wafers from LG Semicon in the first half of 1998. There can be no assurance that the Company and its foundries will successfully complete the transition from 0.5 to 0.4 micron process technology without adversely impacting wafer yields or the effective cost per die, or that any of these suppliers will be able to maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis. Both the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes are important determinants of the Company's ability to decrease the cost per megabyte of its flash data storage products. The utilization of semiconductor devices with greater memory capacity and the design and implementation of new semiconductor manufacturing processes can entail a number of problems, including lower yields associated with semiconductor device production, problems associated with design and manufacture of products to incorporate such devices, and production delays. Any problems experienced by the Company in its current or future transitions to higher capacity memory devices or to new semiconductor manufacturing processes could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, Matsushita and LG Semicon are shifting their production capacity from six inch wafers to eight inch wafers. Consequently, the Company is planning to shift to volume production of eight inch wafers and discontinue six inch wafer production at both facilities in 1998. There can be no assurance that the transitions from six inch to eight inch wafer production will be completed smoothly and without adversely impacting wafer yields or the effective cost per die, or that any of these suppliers will be able to maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis.

  The Company has developed new products based on D2 flash technology, a new flash system designed to store two bits in each flash memory cell. The Company believes that D2 flash will be important to the Company's ability to increase the capacity and decrease the cost of certain of its products, maintain its competitive advantage, broaden its target markets and attract strategic partners. High density flash memory, such as D2 flash, is a complex technology requiring tight manufacturing controls and effective test screens. The shift to volume production for new flash products is particularly prone to problems which can impact both reliability and yields, thereby increasing manufacturing costs. There can be no assurance that reliable and cost effective D2 flash products can be manufactured in commercial volumes and with yields sufficient to result in a lower cost per megabyte. Furthermore, flash data storage products designed with D2 flash are expected to initially exhibit approximately one-quarter of the write performance of the Company's existing products when writing data into memory, potentially limiting their use in certain applications.

  Manufacturing Yields. The fabrication of the Company's products is a complex and precise process requiring wafers that are produced in a highly controlled and clean environment. Semiconductor companies supplying the Company with wafers periodically have experienced problems in achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function both of design technology, which is developed by the Company, and process technology, which is typically proprietary to the foundry. Because low yields may result from errors in either design or process technology failures, yield problems may not be effectively determined or improved until an actual product exists that can be analyzed and tested to recognize process sensitivities in relation to the design rules that were used. As a result, yield problems may not be identified until the wafers are well into the production process. This risk is increased due to the fact that the Company receives its wafers from independent offshore foundries, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. There can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

  Patents, Proprietary Rights and Related Litigation. The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company has been notified in the past and the Company and its foundries may be notified in the future of claims that they may be infringing patents or other intellectual property rights owned by third parties. In the past the Company has been involved in significant disputes regarding its intellectual property rights and believes it may be involved in similar disputes in the future. There can be no assurance that in the future any patents held by the Company will not be invalidated, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

  To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation against one or more third parties, including but not limited to those the Company has already notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation, whether as a plaintiff or as a defendant, would likely result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company. In addition, the results of any litigation matter are inherently uncertain. For example, in 1995, the Company informed Samsung that the Company believed Samsung infringed certain of its patents. In response, Samsung filed a complaint accusing the Company of infringing two of its patents. The Company then filed a complaint against Samsung with the United States International Trade Commission (the "ITC") alleging that Samsung and its U.S. sales arm were importing and selling products that infringed two of the Company's patents. After a hearing on this matter, the ITC issued an order that both SanDisk patents were valid and that Samsung had infringed such patents, and prohibited the import, sale, marketing, distribution or advertising of Samsung's infringing flash memory circuits in the United States. In August 1997, the Company and Samsung entered into a settlement agreement resolving all aspects of this dispute, pursuant to which the parties agreed to cross-license certain patents and Samsung agreed to make license and royalty payments to the Company. While the Company believes it achieved a favorable result in this matter, the expense and diversion of management attention in connection with its resolution were substantial. In addition, the Company has notified several large flash suppliers that the Company believes certain of their existing or announced products infringe certain of the Company's patents.

  In the event the Company desires to incorporate third party technology into its products or is found to infringe on others' patents or intellectual property rights, the Company may be required to license such patents or intellectual property rights. The Company may also need to license some or all of its patent portfolio to be able to obtain cross-licenses to the patents of others. The Company currently has patent cross-license agreements with Hitachi, Intel, Samsung, Sharp and Toshiba. From time to time, the Company has also entered into discussions with other companies regarding potential cross-license agreements for the Company's patents. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. If the Company obtains licenses from third parties, it may be required to pay license fees or make royalty payments, which could have a material adverse effect on the Company's gross margins. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology, or to expend substantial resources redesigning its products to eliminate the infringement. There can be no assurance that the Company would be successful in redesigning its products or that such licenses would be available under reasonable terms. Furthermore, any such development or license negotiations could require substantial expenditures of time and other resources by the Company.

  As is common in the industry, the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys' fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company's insurance policies. There can be no assurance that any future obligation to indemnify the Company's customers or suppliers, will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Patents and Licenses."

  Risks Associated with International Operations. In 1996 and the first nine months of 1997, export sales accounted for approximately 55% of the Company's total revenues. All of the Company's wafers are, and for the foreseeable future will be, produced by foundries located outside the United States. Because the Company currently purchases the majority of its flash wafers in Japanese Yen at set prices, fluctuations in currencies could materially adversely affect the Company's business, financial condition and results of operations. Due to its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. In addition, since most of the Company's international sales are denominated in U.S. dollars, the Company's products may be less competitive in countries with currencies declining in value against the dollar. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

  Management of Growth. The Company has recently experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. To manage such growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. In particular, the Company has recently experienced difficulty in hiring the engineering, sales and marketing personnel necessary to support the growth of the Company's business. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel or that the Company will be able to manage such growth effectively. The Company's ability to manage its growth will require a significant investment in and expansion of its existing internal information management systems to support increased manufacturing, accounting and other management related functions. The Company recently purchased a new management information system to replace its existing in-house information system, and the implementation of this new system will impact almost all phases of the Company's operations (i.e., planning, manufacturing, finance and accounting). This system is currently scheduled to become operational in the second half of 1998. There can be no assurance that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online. In addition, the Company recently brought in-house certain assembly operations that were previously performed by outside vendors. The Company has limited experience in performing these functions and there can be no assurance it will be able successfully integrate these operations into its manufacturing process. In addition, if the Company experiences problems with these in-house operations, it may be difficult to quickly substitute outside vendors. The failure of the Company to successfully manage any of these issues would have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of members of its senior management and other key research and development, sales, marketing and operations personnel, including, in particular, Dr. Eli Harari, the Company's founder, President and Chief Executive Officer. The loss of any of such persons could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have an employment agreement or non-competition agreement with any of its employees. See "Business-- Employees" and "Management."

  Volatility of Stock Price. There has been a history of significant volatility in the market prices of the Company's Common Stock on the Nasdaq National Market, and it is likely that the market price of the

Company's Common Stock will continue to be subject to significant fluctuations. For example, in 1997, the Company's stock price has fluctuated from a low of $8 7/8 to a high of $39 5/8. The Company believes that future announcements concerning the Company, its competitors or its principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts, may cause the market price of the Common Stock to fluctuate substantially in the future. Sales of substantial amounts of the Company's outstanding Common Stock in the public market could materially adversely affect the market price of the Common Stock. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. These fluctuations as well as general economic, political and market conditions such as recessions or international currency fluctuations, may materially adversely affect the market price of the Common Stock.

  Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company is currently implementing a new managment information system that is Year 2000 compliant. Any Year 2000 compliance problem of either the Company or its customers could result in a material adverse effect on the Company's business, operating results and financial condition.

  Effect of Anti-Takeover Provisions. The Company has taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. The Company has adopted a Shareholder Rights Plan that would cause substantial dilution to a person who attempts to acquire the Company on terms not approved by the Company's

Board of Directors. The Shareholder Rights Plan may therefore have the effect of delaying or preventing any change in control and deterring any prospective acquisition of the Company. In addition, the Company's Certificate of Incorporation grants the Board of Directors the authority to issue up to 4,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. While the Company has no present intention to issue shares of Preferred Stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult or less attractive for a third party to acquire a majority of the outstanding voting stock of the Company. Such Preferred Stock may also have other rights, including economic rights senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law ("Section 203"), which prohibits the company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The information required by this item is set forth in Note 5 of the Notes to the Condensed Consolidated Financial Statements on pages 6 and 7 and under "Risk Factors - Patents, Proprietary Rights and Related Litigation" on pages 16 to 17 of this Form 10-Q, and is hereby incorporated by reference.

ITEM 2.   CHANGES IN SECURITIES
     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5.   OTHER INFORMATION
     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits


EXHIBIT
NUMBER                                               EXHIBIT TITLE
-------    ----------------------------------------------------------------------------------------------
  3.1      Certificate of Incorporation of the Registrant, as amended to date./3/
  3.2      Form of Amended and Restated Certificate of Incorporation of the Registrant./3/
  3.3      Bylaws of the Registrant, as amended./3/
  3.4      Form of Amended and Restated Bylaws of the Registrant /3/
  3.5      Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997./7/
  4.1      Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4./3/
  4.3      Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995./3/
  4.4      Amendment No. 1 to the Stock Purchase Agreements among the Registrant and the holders of Series A, B and D Preferred Stock, and certain holders of Series E Preferred
           Stock, dated January 15, 1993./3/
  4.5      Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993./3/
  4.6      Amendment Agreement between Seagate Technology, Inc. and the Registrant, dated
           August 23, 1995./3/
  4.7      Form of Stock Purchase Agreement between the Registrant and Seagate Technology, Inc./3/
  4.8      Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and
           Savings Bank./7/
  9.1      Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995./3/
 10.8      Joint Cooperation Agreement between the Registrant and Seagate Technology, Inc., dated January 15, 1993./1, 3/
 10.9      Amendment and Termination Agreement between the Registrant and Seagate
           Technology, Inc., dated October 28, 1994./1, 3/
10.10      License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988./3/
10.13      1989 Stock Benefit Plan./3/
10.14      1995 Stock Option Plan./3/
10.15      Employee Stock Purchase Plan./3/
10.16      1995 Non-Employee Directors Stock Option Plan./3/


10.18      Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996./4/
10.19      Business loan agreement between the Registrant and Union Bank of California, dated July 3,
           1996./5/
10.21      Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997./5/
10.22      First and second amendments to business loan agreement between the Registrant and Union Bank of California, dated June 30, 1997./5/
10.23      Foundry Venture Agreement between the Registrant and United Microelectronics Corporation,
           dated June 27, 1997./2, 8/
10.24      Written Assurances Re:  Foundry Venture Agreement between the Registrant and United
           Microelectronics Corporation, dated September 13, 1995./2, 8/
10.25      Side Letter between Registrant and United Microelectronics Corporation, dated May 28,
           1997./2, 8/
10.26      Third Amendment to the Trade Finance Agreement between the Registrant and Union Bank of California, dated September 30, 1997
10.27      Clarification letter with regards to Foundry Venture Agreement between the Registrant and United
           Microelectronics Corporation dated October 24, 1997.
 11.1      Computation of Per Share of Earnings (three and six months ended June 30, 1997 and 1996).
 21.1      Subsidiaries of the Registrant./6/
 27.1      Financial Data Schedule for the three months ended September 30, 1997. (In EDGAR format only)

__________
1.  Confidential treatment granted as to certain portions of these exhibits.
2.  Confidential treatment requested as to certain portions of these exhibits.
3. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
4. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996.
6. Previously filed as an Exhibit to the Registrant's 1996 Annual Report on Form 10-K.
7. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
8. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.

     B.  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SanDisk Corporation
                                     (Registrant)



                                   By: /s/ Cindy L. Burgdorf
                                       -----------------------
                                        Cindy L. Burgdorf
                                        Chief Financial Officer, Senior Vice
                                        President, Finance and Administration
                                        and Secretary

DATED: October 24, 1997
       ----------------