Form 10-Q/A
period 1997-09-30
SANDISK CORP
filed 1997-11-14
CIK 1000180

                                  Form 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
    X          Quarterly report pursuant to Section 13 or 15(d) of the
-----------    Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997

                                       OR

-----------    Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
               For the transition period from ________ to ________


Commission File Number 0-26734
                       -------


                              SanDisk Corporation
             (Exact name of registrant as specified in its charter)


           Delaware                                             77-0191793
           --------                                             ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


140 Caspian Court, Sunnyvale, California                          94089
- ----------------------------------------                          -----
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X    No
                                         -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997

       Common Stock, $0.001 par value                         22,653,908
       ------------------------------                         ----------
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

* Information derived from the audited Consolidated Financial Statements.

                              SanDisk Corporation
                 Condensed Consolidated Statements of Income
               (In thousands, except per share data; unaudited)



                                              Three months ended           Nine months ended
                                                  September 30,               September 30,
                                               1997           1996          1997           1996
                                              -------        -------       -------       --------
Revenues:
   Product                                    $30,219        $24,798       $72,335        $67,599
   License and royalty                          5,925          1,250        12,600          3,750
                                              -------        -------       -------        -------
Total revenues                                 36,144         26,048        84,935         71,349
Cost of sales                                  20,135         15,759        49,476         43,538
                                              -------        -------       -------        -------
Gross profits                                  16,009         10,289        35,459         27,811

Operating expenses:
   Research and development                     3,550          2,735         9,634          7,280
   Sales and marketing                          3,197          2,161         8,728          6,467
   General and administrative                   2,029          2,279         4,933          5,580
                                              -------        -------       -------        -------
Total operating expenses                        8,776          7,175        23,295         19,327
Operating income                                7,233          3,114        12,164          8,484
Interest and other income, net                    771            799         2,680          2,320
                                              -------        -------       -------        -------
Income before taxes                             8,004          3,913        14,844         10,804
Provision for income taxes                      1,202            270         2,227            702
                                              -------        -------       -------        -------
Net income                                    $ 6,802        $ 3,643       $12,617        $10,102
                                              =======        =======       =======        =======
Net income per share                            $0.27          $0.15         $0.51          $0.42
                                              =======        =======       =======        =======
Shares used in computing
net income per share                           24,957         24,268        24,492         24,204
                                              =======        =======       =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SanDisk Corporation
                Condensed Consolidated Statements of Cash Flows
                           (In thousands; unaudited)

                                                   Nine months ended
                                                     September 30,
                                                    1997          1996
                                                  --------      --------
Cash flows provided by (used in) operating
 activities:
Net income                                        $ 12,617      $ 10,102
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation                                     2,839         1,641
    Accounts receivable, net                       (10,796)       (1,407)
    Inventory                                       (1,690)        1,294
    Prepaid expense and other assets                (2,800)         (412)

    Accounts payable                                 3,570          (398)
    Accrued payroll and related expenses             1,383           858

    Other accrued liabilities                         (960)          320

    Deferred revenue                                26,342           141
                                                  --------      --------
      Total adjustments                             17,888         2,037
                                                  --------      --------
  Net cash provided by operating activities         30,505        12,139

Cash flows provided by (used in) investing
  activities:
    Purchases of short term investments            (41,393)      (34,520)
    Proceeds from sale of short term                54,367        26,695
      investments
    Acquisition of capital equipment                (5,838)       (6,025)
    Investment in joint venture                    (40,231)            -
                                                  --------      --------
  Net cash used in investing activities            (33,095)      (13,850)

Cash flows provided by (used in) financing
  activities:
    Sale of common stock, net of repurchases         1,604           855

    Principal payments under capital leases              -           (98)
                                                  --------      --------
  Net cash provided by financing activities          1,604           757
                                                  --------      --------
Net decrease in cash and cash equivalents             (986)         (954)
Cash and cash equivalents at beginning of period    19,323        27,255
                                                  --------      --------
Cash and cash equivalents at end of period        $ 18,337      $ 26,301
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
                                  =======            ======


4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of $0.03 and $0.01 in net income per share for the three month periods ended September 30, 1997 and 1996, respectively, and an increase of $0.05 and $0.04 for the nine month periods ended September 30, 1997 and 1996, respectively. The calculation of diluted earnings per share under SFAS is not materially different from net income per share for the periods presented.


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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5.   OTHER INFORMATION
     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits


EXHIBIT
NUMBER                                               EXHIBIT TITLE
- -------    ----------------------------------------------------------------------------------------------
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