Form 10-K405
period 1997-12-31
SANDISK CORP
filed 1998-03-23
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

     X     Annual  report  pursuant  to  Section  13 or 15(d) of the  Securities
---------- Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

           Transition report pursuant to Section 13 or 15(d) of the Securities ---------- Act of 1934

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

                         Common Stock, $0.001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                 -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 2, 1998 as reported on the NASDAQ National Market System, was approximately $416,264,216. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 1998, Registrant had 26,125,986 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting to be held on April 30, 1998 are incorporated by reference into Part III.

                               SANDISK CORPORATION

                          1997 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     PART I
                                                                     Page No.

Item 1.  Business                                                        1

Item 2.  Properties                                                     22

Item 3.  Legal Proceedings                                              23

Item 4.  Submission of Matters to a Vote of Security Holders            23

         Executive Officers of the Registrant                           24

                            PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                            25

Item 6.  Selected Financial Data                                        26

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            28

Item 8.  Financial Statements and Supplementary Data                    34

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                            53

                                    PART III

Item 10. Directors and Executive Officers of the Registrant             54

Item 11. Executive Compensation                                         54

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                     54

Item 13. Certain Relationships and Related Transactions                 54

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports
         on Form 8-K                                                    55

         Signatures                                                     58

                                     PART I


ITEM 1.    BUSINESS

         Certain statements in this discussion of the Company's business and elsewhere in this Annual Report on Form 10-K for 1997 are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are set forth below under "Risk Factors".

         SanDisk designs, manufactures and markets flash memory data storage products used in a wide variety of electronic systems. The Company has optimized its flash memory storage solution, known as "system flash," to address the needs of many emerging applications in the consumer electronics and industrial/communications markets. Since its inception, the Company has been actively involved in all aspects of flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and new system platforms. The Company believes its core technical competencies are in high-density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system test. The Company's products include removable CompactFlash(TM) products, FlashDisk cards and MultiMediaCard ("MMC") products, and embedded FlashDrives and Flash ChipSet products. SanDisk has applied its technology to the markets for digital cameras and other consumer electronics devices such as PDAs. The Company offers products in the PCMCIA format, the CompactFlash format and the MultiMediaCard format which was introduced in November 1997. The Company's customers in 1997 included Boeing Defense & Space Co., ("Boeing"), Canon Inc. ("Canon"), Casio Manufacturing Corporation ("Casio"), Eastman Kodak Company ("Kodak"), Epson Hanbai Co., Ltd. ("Epson Hanbai"), Fujitsu Limited ("Fujitsu"), Hewlett-Pakard Company ("Hewlett- Packard"), Kyocera America, Inc. ("Kyocera"), Lucent Technologies, Inc. ("Lucent"), Matsushita Electric Industrial Co., Ltd. ("MEI"), NEC USA Inc. ("NEC USA"), Norand Corporation ("Norand"), Pentax Corporation ("Pentax"), Psion Computers PLC ("Psion") and Telxon Corporation
("Telxon"). The Company currently has patent cross-license agreements with Hitachi Ltd. ("Hitachi"), Intel Corporation ("Intel"), Samsung Electronics
Company Ltd. ("Samsung"), Sharp Electronics Corporation ("Sharp") and Toshiba Corporation ("Toshiba").

Industry Background

         The traditional data storage market encompasses several types of memory and storage devices designed primarily for specific components of computer systems. Dynamic random access memory ("DRAM") provides main system memory; static random access memory ("SRAM") provides specialized and high speed memory; hard disk drives provide high capacity data storage; and floppy disk drives permit low capacity removable data storage. In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of electronic systems. These new devices include digital cameras, personal digital assistants, highly portable computers, digital audio recorders, wireless base stations, network computers, communication switches, cellular telephones, mobile communication systems, handheld data collection terminals, medical monitors, pay telephones and other electronic systems. These emerging applications have storage requirements that are not well addressed by traditional storage solutions. These requirements include small form factor size, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations. Because storage products based on flash semiconductor technology meet those requirements, these devices and systems represent new market opportunities for flash storage systems.

         In the late 1980s, a new memory technology, known as flash memory, was developed as an extension of ultraviolet erasable programmable read-only memory ("EPROM"). Flash memory is non-volatile, unlike DRAM and SRAM, requiring no power to retain data and is electrically reprogrammable, unlike EPROM. Flash memory has the potential to satisfy the requirements for a variety of data storage applications although the most common types of flash memory, "socket flash" and "linear flash," are not well suited for many purposes.

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

         More recently, technology known as linear flash has been developed that permits socket flash chips to be used in data storage applications with the use of separate flash file system software. While linear flash cards provide a low-cost mass storage solution, they provide limited built-in intelligence, and rely instead on the host microprocessor and specialized software to manage the socket flash chips as a mass data storage device. This limits the portability of linear flash cards between different systems, as well as their ability to be upgraded for use in future generation products. A linear flash card used for data storage in one system may not be usable in other systems because of potential incompatibilities in the host processors, as well as the operating system software used in the two systems. Furthermore, because of differences in the socket flash of various suppliers, linear flash cards from one manufacturer may not function properly with flash file system software designed for linear flash cards from other manufacturers.

         Customers in the consumer electronics and industrial/communications markets are seeking data storage solutions that satisfy requirements such as small form factor, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations, which are not well addressed by traditional storage solutions such as hard disk drives and DRAM, or by linear flash cards based on socket flash memory chips.

The SanDisk Solution

         The Company has optimized its flash memory storage solution known as "system flash," to address the needs of many emerging applications in the consumer electronics and industrial/communications markets. Since its inception, the Company has been actively involved in all aspects of flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and new system platforms. The Company believes its core technical competencies are in high-density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system test. To achieve compatibility among various electronic platforms regardless of the host processor or operating system used, the Company has developed new capabilities in flash memory chip design, created a new intelligent controller and developed an architecture that can leverage advances in flash memory process technology to ensure a scaleable, high-yielding, cost-effective and highly reliable manufacturing process.

         The Company's products offer the following features:

              Small form factor. The Company's FlashDisk cards are small and lightweight with a length of 85.6 mm, width of 54.0 mm, thickness of
         5.0 mm (PCMCIA Type II) or 10.5 mm (PCMCIA Type III) and weight of less than 2.0 ounces. The Company's CompactFlash products weigh about one-half ounce and are approximately the size of a matchbook (36.4 mm x
         42.8 mm x 3.3 mm). The Company's MMC products are approximately the size of a quarter coin (32 mm x 24 mm x 1.4 mm) and weigh less than two grams.

              Non-volatility. SanDisk products store information in non-volatile memory cells that do not require power to retain information.

              High degree of ruggedness. SanDisk's devices have an operating shock rating of 2,000 Gs for CompactFlash and 1,000 Gs for all other products (equivalent to being able to withstand ten foot and eight foot drops onto concrete, respectively). The Company's products are also designed to tolerate extreme temperatures and humidity.

              Low power consumption. During read/write operations, SanDisk's products use less power than the 1.8 inch and 2.5 inch rotating disk drives found in many portable computers. At all other times during system operation, the Company's products require virtually no power. Depending upon the end product making use of the Company's flash data storage, this can translate into longer battery life.

              High reliability. SanDisk's products utilize sophisticated error detection and correction algorithms and dynamic defect management techniques to provide high data reliability and endurance.

              High performance. The Company believes that the access times of the Company's products meet or exceed the read and write data rates of the majority of consumer and industrial/communication applications.

         The flash process and flash memory chip designs developed by the Company in cooperation with its development partners make the Company's products scaleable over several generations of semiconductor fabrication processes. This feature has allowed the Company to significantly reduce its cost per megabyte of capacity as each new process generation is qualified. By maintaining the same basic design parameters, each generation of the Company's products maintains full compatibility with prior generations. This chip architecture has allowed the Company to significantly reduce cell size and thereby chip size. This has permitted increased storage capacity in PC Card, CompactFlash and MMC platforms. The Company's proprietary flash process requires some modifications to the typical CMOS semiconductor fabrication process, but can be implemented on existing advanced fabrication lines without the need for special materials or equipment. The Company has successfully implemented its processes at Matsushita Electronics Corporation ("Matsushita") and at LG Semicon ("LG Semicon"), and is currently implementing its processes at NEC Corporation ("NEC") and United Silicon, Inc. ("USIC") a subsidiary of United Microelectronics Corporation ("UMC").

         The Company also has developed core competencies in low-cost micropackaging technology as well as low-cost batch testing, both of which are important elements in building high capacity, high reliability flash cards at a competitive cost.

SanDisk's Business Strategy

The Company is pursuing the following strategies:

         Enable New Products in Large and Emerging Markets; Develop and Promote Industry Standards. The Company develops products that it believes will have applications in large, emerging markets such as the markets for digital cameras, PDAs and smart phones. The Company believes that the widespread acceptance of universal industry standards is important to the development of the market for flash data storage. The Company designs its products to be compatible with existing industry standards and, where appropriate, develops and promotes new standards. The Company was one of the founding members of PCMCIA, where it has worked to establish the ATA standard interface which is globally supported by all PCMCIA card slots. The Company developed the CompactFlash format and was one of the founding members of the CompactFlash Association ("CFA"), an organization established in October 1995 to promote CompactFlash as a small form factor flash data storage standard. The Company believes that this format is becoming the de facto industry standard storage platform for digital cameras, where it is used instead of traditional film. The Company's CompactFlash, FlashDisk, FlashDrive and Flash Chipset products are compatible with IDE and ATA standard interfaces used in all IBM compatible PCs and are compatible with Windows 95, Windows NT, Windows CE, Macintosh System 8.0 and other operating systems. The interoperability afforded by adherence to these industry standards enables users of flash data storage cards to transfer data quickly and easily from one device to another, such as from a digital camera to a desktop computer system equipped with a PCMCIA or CompactFlash slot.

         In November 1997, the Company along with Siemens AG introduced the MMC format which was designed to meet the requirements of the mobile communications industry for a small form factor storage card with a simple high performance serial interface. The Company is committed to making MMC a broadly supported industry standard. The Company believes that working with industry groups to develop widely-adhered-to standards will lead to the acceptance of the Company's products in large markets.

         Maintain Technology Leadership. The Company believes that it was the first to develop and introduce removable flash data storage cards and that it has led the industry with several technological innovations. The Company believes that its technological expertise in flash memory design and process engineering, intelligent controllers and system-level integration, in conjunction with its relationships with its semiconductor manufacturing partners, provides it with a competitive advantage. The Company is actively developing advanced flash data storage technologies designed to enable it to continue to meet evolving customer requirements for flash data storage system products. The Company has developed D2 flash, which is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit per cell, effectively doubling the amount of storage capacity on approximately the same size chip. The Company plans to use this technology to achieve a significant reduction in the cost per megabyte of flash data storage. The Company began low-volume shipments of flash card products employing 64 Mbit D2 flash in the third quarter of 1997. In November 1997, the Company announced its 80 Mbit D2 flash chip.

         Reduce Cost Per Megabyte of Flash Data Storage. The Company is focused on reducing the cost per megabyte of its products in order to increase the number of applications for these products and to enhance the Company's ability to address new markets. The Company has designed its patented flash memory technology and integrated intelligent controller to increase the amount of usable flash storage per wafer. The Company works closely with its manufacturing partners to increase the amount of storage capacity per wafer by utilizing very small flash memory cells, to realize high yields through the built-in ability to utilize partial die and to facilitate the migration to smaller geometry manufacturing processes through several generations of flash technology. Virtually all of the Company's products utilize its 32Mbit flash devices.

         Leverage Intellectual Property. The Company has cross-licensed its flash technology, including its patent portfolio, to selected third parties. The Company believes that permitting other flash memory providers to use its technology will facilitate the development of its target markets, will provide a second source of supply of CompactFlash, which is required by many OEM customers, and can serve as a significant source of license fees and royalty revenues for the Company. To date, the Company has entered into patent cross-license agreements with Hitachi, Intel, Samsung, Sharp and Toshiba, and intends to pursue opportunities to enter into additional licenses.

Applications and Markets for Flash Data Storage

         The Company is targeting the consumer electronics and the industrial communications markets for its flash data storage products.

         Consumer Electronics. The increasing trend towards the use of digital technology in consumer electronics devices has created requirements for new data storage products. For example, a number of major camera and imaging companies have introduced digital cameras that the Company believes will enable professionals and consumers to eliminate the need for standard 35mm photographic film by replacing it with re-usable compact digital data storage devices. Removable and embedded flash data storage products such as the Company's Chipset and MMC products, can also be potentially used in PDAs, highly portable computers, digital audio recorders, network computers, cellular telephones, two-way pagers, next-generation smart telephones, digital audio samplers and other devices. These data storage devices need to have a very small form factor, must be lightweight, shock and vibration tolerant, non-volatile and interoperable with computer systems and software that can process, manipulate and print images digitally.

         Industrial/Communications Market. Emerging applications in the industrial market encompass a wide variety of electronic systems used by personnel such as inventory controllers, service technicians, route salesmen, delivery crews, meter readers, car-rental service employees, physicians, real estate agents, insurance agents and public safety officers. The systems used by these workers are often subjected to rough handling, used in a variety of temperature and humidity conditions and required to operate for extended periods of time without external power sources or frequent battery changes. The information collected by these individuals is critical to the successful operation of their business or agency and hence must be stored reliably regardless of the operating environment. In addition, the information is frequently processed at some point (typically the end of the work day or night) by a computer system and must therefore be easily transferable.

         The communications market has applications that are beginning to require new types of data storage. For example, communications switches and cellular base stations require data storage in environments such as subway stations or outdoor telephone booths that are subject to shock and vibration and a wide range of temperature and humidity conditions.

         The Company's products are used in consumer electronics applications such as digital cameras, PDAs, highly portable computers, audio recorders, video and electronic games, and digital audio samplers, and in industrial/communications applications such as POS terminals, transportation, medical instrumentation, automation, telecommunications switches, PHS base stations, cellular base stations and routers. In 1997, the Company's customers included Boeing, Canon, Casio, Kodak, Epson Hanbai, Fujitsu, Hewlett-Packard, Kyocera, Lucent, MEI, NEC USA, Norand, Pentax, Psion and Telxon.

         In the fiscal years ended December 31, 1997, 1996 and 1995, product sales to the Company's top 10 customers accounted for approximately 67%, 71% and 80%, respectively, of the Company's product revenues. In 1997, no single customer accounted for greater than 10% of total revenues. During 1996, Epson Hanbai accounted for approximately 26% of the Company's total revenues. Three of the Company's customers, Epson Hanbai, Kyocera and Hewlett-Packard, accounted for approximately 26%, 14% and 12% of the Company's total revenues, respectively, in 1995. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this pattern to continue as certain customers increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customers' products. Sales to the Company's customers are generally made pursuant to standard purchase orders rather than long-term contracts. The loss of, or significant reduction in purchases by the Company's major customers, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Customer Concentration."

Products

         SanDisk's storage products are high capacity, solid-state, non-volatile flash memory devices which comply with PC Card ATA and/or IDE industry standards. The Company offers a broad line of flash data storage system products in terms of capacities, form factors, operating voltage and temperature ranges. The Company's current product families include removable CompactFlash, FlashDisk and MMC cards, embedded FlashDrive products and Flash ChipSets. All products use the Company's proprietary 512 byte sector erase flash memory chips and intelligent controller. The Company's products are compatible with the majority of today's computing and communications systems that are based on industry standards. The Company's products, as of December 31, 1997, are listed in the following table:

------------------------- ------------------------------- ---------------------------------------------------
Product Family            Form Factor                     Uncompressed Capacity (in million bytes)
------------------------- ------------------------------- ---------------------------------------------------
CompactFlash              36.4 mm x 42.8 mm x 3.3 mm      2, 4, 6, 8, 10, 15, 20, 24, 30, 40, 48
(Removable)

------------------------- ------------------------------- ---------------------------------------------------
FlashDisk                 PC Card Type II                 2, 4, 6, 8, 10, 20, 40, 60, 85
(Removable)               ------------------------------- ---------------------------------------------------
                          PC Card Type III                110,175,220
------------------------- ------------------------------- ---------------------------------------------------
Flash Chipset             2 chips                         2, 4, 8
(Embedded)
------------------------- ------------------------------- ---------------------------------------------------
FlashDrive                1.3 inches                      4, 10, 20, 40, 60
(Embedded)                ------------------------------- ---------------------------------------------------
                          1.8 inches                      4, 10, 20, 40, 80, 140
------------------------- ------------------------------- ---------------------------------------------------

         Unlike rotating disk drives, the Company's flash products are solid-state devices. The Company's products are very reliable. They have no moving parts that are subject to mechanical failure. The Company's products are non-volatile, meaning that no on-going source of power is required in order for the products to retain data, images or audio indefinitely. Flash is noiseless, considerably lighter, more rugged and consumes substantially less power than a rotating disk drive. The Company's products are small enough to be employed in mobile systems while the three smallest, CompactFlash, MMC and Flash ChipSet, are small enough to be used in many of the newer, miniaturized electronic systems being developed today. In November 1997, the Company announced its 80 Mbit D2 flash chip. The Company plans to begin shipments of products utilizing the 80 Mbit D2 flash chip by mid-year 1998.

         CompactFlash. The Company's CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard Type II PC card. CompactFlash's compact size, ruggedness and low-power requirements and its ability to operate at either 3.3V or 5V make it well-suited for a range of current and next-generation, small form factor consumer applications such as digital cameras, PDAs, personal communicators, pagers and audio recorders. CompactFlash products provide interoperability with systems based upon the PC Card ATA standard by using a low-cost passive Type II adapter. CompactFlash cards are available in capacities ranging from 2MB to 48MB.

         FlashDisk. The Company's FlashDisk products are used in storage, data backup and data transport applications. FlashDisk products are available in Type II form factor with capacities ranging from 2MB to 85MB and Type III form factor with capacities ranging from 110MB to 220MB.

         Flash ChipSet. The Flash ChipSet product provides a very small footprint solid-state ATA mass storage system. The Flash ChipSet product consists of a single chip ATA controller and a flash memory chip and is available in 2MB, 4MB and 8MB capacities. It provides full PC Card, ATA and IDE disk drive compatibility in a chip set format.

         FlashDrive. The Company's FlashDrives in 1.3 inch and 1.8 inch form factors are targeted at applications that require embedded data storage devices. FlashDrives offer rugged, portable, low-power data storage and are "plug and play" replacements for rotating IDE drives making them ideal for mobile computers, communication devices and other systems that require embedded storage. Capacities of the Company's FlashDrive products range between 4MB and 60MB for the 1.3 inch product and between 4MB and 220MB for the 1.8 inch product.

         MMC. In November 1997, the Company introduced a new removable storage card product family, the MultiMediaCard ("MMC"). MMC measures 32 millimeters ("mm") by 24 mm by 1.4 mm and weighs less than two grams. MMC is targeted at the emerging markets for mobile smart phones, advanced pagers, consumer multimedia devices, digital audio recorders and other products that need removable data storage in a small form factor. MMC will initially be offered in storage capacities of 2MB, 4MB and 8MB . The Company does not expect to generate significant revenues from MMC sales in 1998. There can be no assurance that MMC will be commercially available on schedule or that it will receive substantial market acceptance. Any failure by SanDisk's customers to accept the Company's MMC products could cause a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Emerging Markets and New Products."

Technology

         Since its inception, the Company has focused its research and development efforts on developing highly reliable and cost-effective flash memory storage products to address a number of emerging markets. The Company has been actively involved in all aspects of this development, including flash memory process development, chip design, controller development and system-level integration, to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both older and newly developed system platforms. The Company believes its core technical competencies are in high density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system test.

         To achieve compatibility among various electronic platforms regardless of the host processors or operating systems used, the Company developed new capabilities in flash memory chip design, created a new intelligent controller and developed an architecture that could leverage advances in process technology to ensure a scaleable, high-yielding, cost-effective and highly reliable manufacturing process. The Company believes that these technical competencies and the Company's system design approach have enabled it to introduce flash data storage products that are better suited for its targeted market than linear flash cards based on socket flash chips.

         The Company designs its products to be compatible with industry-standard IDE and ATA interfaces used in all IBM compatible PCs. To achieve this design, the Company uses a 512 byte memory sector size that required a departure from the typical socket flash chip design. By decreasing the sector size to be the same as the sector size of all 3.5 inch, 2.5 inch and
1.8 inch hard disk drives, the Company was able to achieve compatibility with DOS and Windows.

         The Company's patented intelligent controller coupled with the intelligent controller's advanced defect management system permits the Company's products to achieve a high level of reliability and longevity. This defect management system, which currently resides on a single proprietary controller chip, is able to detect bit "wearout," a common problem with flash memory, both immediately following manufacture and late in the product's life. Late bit failure can occur several years into the life of a product and can be difficult to detect with traditional flash technology. The Company's defect management system automatically detects bits that have failed or are likely to fail due to the number of erase/write cycles such bits have undergone and switches memory to spare good bits incorporated into the design. The system also allows the automatic substitution of entire sectors or major blocks of the memory chip. Additionally, the controller generates an error correcting code which is stored simultaneously with the data and is used to detect and correct any errors when the data is read. This design permits the Company's products to maintain error-free operation for hundreds of thousands of erase/write cycles and reduces manufacturing costs by allowing the Company to incorporate partial die with less than 100% of the physical bits on each chip into the products without loss of functionality. Currently, all of the Company's controller chips are manufactured by Motorola using a Motorola CPU core processor.

         The flash process and flash memory chip designs developed by the Company in cooperation with its development partners make the Company's products scaleable over several generations of semiconductor fabrication processes. This feature has allowed the Company to significantly reduce its cost per megabyte of capacity as each new process generation is qualified. By maintaining the same basic design parameters, each generation of the Company's products maintains full compatibility with prior generations. This chip architecture, which incorporates three polysilicon layers and one metal layer, as well as a virtual ground array and a split gate transistor cell, has allowed the Company to significantly reduce cell size and thereby chip size. This has permitted increased storage capacity in PCMCIA, CompactFlash and MMC card platforms. The Company's patented flash process requires some modifications to the typical CMOS semiconductor fabrication process, but can be implemented on existing advanced fabrication lines without the need for special materials or equipment. The Company has successfully implemented its 0.4 micron process at Matsushita and has ramped down production of the .5 micron process at Matsushita and LG Semicon. The Company is currently qualifying its 0.35 micron process at UMC. The Company is also in the advanced stages of development of its 0.35 micron process at NEC.

         In the third quarter of 1997, the Company commenced shipment of production units of its 64 Mbit D2 flash and in November 1997 announced its 80 Mbit D2 flash chip. D2 is a technological innovation which allows each flash memory cell to store two bits of information instead of the traditional single bit per cell employed by the industry standard flash technology. The D2 flash technology is highly complex, and the write speed of the first generation 64Mbit and 80Mbit D2 flash is significantly slower than the Company's current flash products. In addition, D2 flash involves several techniques never proven in a high volume production environment. The Company experienced delays in the production ramp up of the 64Mbit D2 technology and has subsequently shifted its resources to the qualification and production startup of the second generation 80Mbit D2 design. Consequently, product revenues from the 64Mbit D2 were not material in 1997. There can be no assurance that the much slower write speed of D2 flash will be accepted by SanDisk's customers. Any failure by SanDisk's customers to accept the Company's D2 flash products, or any failure to successfully establish volume production of the D2 flash product, could cause a material adverse affect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Emerging Markets and New Products."

         The Company also has developed core competencies in low-cost micropackaging technology as well as low-cost batch testing, both of which are important elements in building high capacity flash cards to high reliability standards at competitive cost.

Strategic Manufacturing Relationships

         An important element of the Company's strategy has been to establish strategic relationships with leading technology companies that can provide the Company with access to leading edge semiconductor manufacturing capacity and participate in the development of certain products. This enables the Company to concentrate its resources on the product design and development areas where the Company believes it has competitive advantages and eliminates the high cost of owning and operating a semiconductor wafer fabrication facility. The Company has developed strategic relationships with Matsushita, LG Semicon and NEC. In the third quarter of 1997, the Company invested in USIC, a semiconductor manufacturing facility founded by UMC in Taiwan.

         All of the Company's products require silicon wafers which are currently supplied by Matsushita and LG Semicon. Most of the Company's wafers are currently manufactured using 0.4 micron process technology. The Company is currently ramping down production of 0.5 micron wafers at Matsushita and LG Semicon and expects to complete the transition from 0.5 micron wafers by mid-year 1998. The Company currently has a joint development agreement and a foundry agreement for 0.35 micron wafers with NEC. The Company expects to receive its first production wafer shipments from NEC in 1998. However, there can be no assurance that Matsushita, LG Semicon or NEC will be able to produce the required quantities of the Company's wafers at competitive prices. Any delays in wafer availability or uncompetitive wafer pricing would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company invested approximately $40.3 million in USIC, which represents an ownership interest of approximately 10% in the venture and guarantees the Company access to approximately 12.5% of the facility's wafer output. The USIC facility is currently under construction at the Science Based Industrial Park in Hsin Chu City, Taiwan. The facility is scheduled to start producing limited wafer quantities in mid 1998 and is scheduled to reach full monthly production of approximately 20,000 eight inch wafers in 1999. The Company has arranged to receive foundry wafers from a separate UMC fabrication facility during the construction of the USIC plant. The Company expects to begin receiving these wafers in the first half of 1998. There can be no assurance that the USIC facility will be completed on schedule or that the USIC and UMC facilities will begin production as scheduled, or that the processes needed to fabricate wafers for the Company will be qualified at either facility. Substantial delays in the construction of the USIC facility or the production of wafers from UMC or USIC could have a material adverse effect on the Company's business, financial condition and results of operations.

         Under the general terms of the Company's wafer supply agreements with its foundry partners, the Company is obligated to provide a monthly rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for a portion of the forecast, generally three months, constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous months forecast. These requirements limit the Company's ability to react to any significant fluctuations in demand for its products. The Company is dependent upon its foundry partners to deliver wafers and to maintain acceptable yields and quality.

         The Company believes that shipments of wafers from its foundry partners will be sufficient to meet the Company's anticipated requirements for wafers for the foreseeable future. The Company's ability to increase its revenue and net income in future periods is dependent on receiving an uninterrupted supply of wafers from its manufacturing partnerships.

         The Company's reliance on third-party wafer manufacturers involves several material risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yields and costs. In addition, as a result of the Company's dependence on foreign wafer manufacturers, the Company is subject to the risks of conducting business internationally, including exchange rate fluctuations. See "Risk Factors - Dependence on Third Party Foundries."

         The Company has also developed a strategic manufacturing relationship with Motorola, the supplier of the microcontroller for all of the Company's products. The small form factor of this single chip integrated controller is necessary to produce the Company's CompactFlash products as well as its flash ChipSet products. To reduce its reliance on Motorola as its sole source of microcontrollers, the Company has undertaken a design effort to bring up an alternate source of controller chips. The Company expects to have the second source in production before the end of 1998. There can be no assurance that the second source vendor will be able to successfully produce the required quantities of controller chips. Any interruption of supply of the Company's controller chips from Motorola before the alternate source reaches full production could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence on Sole Source Suppliers and Third Party Subcontractors."

         The Company is continuing to identify and establish second sources for its key single and sole source component vendors and subcontractors as sales volumes increase, although there can be no assurance these efforts will be successful. During the next several quarters, if the demand for the Company's products exceeds its suppliers ability to deliver needed components or subassemblies, the Company may be unable to meet customer demand.

Assembly and Test

         The Company tests the majority of its wafers at its headquarters in Sunnyvale, California. Substantially all of the tested wafers are then shipped to the Company's third party memory assembly subcontractors: ISE in Manteca, California, Integrated Packaging Assembly Corporation in San Jose, California and Mitsui in Japan. Monitoring of the assembly process is done by statistical process control and audits by the Company's personnel.

         The Company performs final assembly,  testing and  configuration of all products at its headquarters in Sunnyvale, California. The Company has made substantial capital investments and has established in-house surface mount lines for the assembly of the printed circuit boards used in the Company's
CompactFlash and FlashDisk products. In July 1996, the Company moved its corporate headquarters from two leased facilities totaling 54,000 square feet in Santa Clara to a leased, 104,000 square foot building in Sunnyvale. The move allowed the Company to substantially expand its manufacturing facility and to move some production work in-house from off-site sub-contractors. The Company currently anticipates that it will continue to make substantial capital investments to further enhance its assembly capabilities. See "Risk Factors - Dependence on Sole Source Suppliers and Third Party Subcontractors."

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

Seagate Relationship

         The Company has a strategic relationship with Seagate. In January 1993, Seagate acquired a 25% ownership interest in the Company and entered into a joint cooperation agreement that provides for a strategic alliance between the parties. Seagate has the option to market the Company's products commencing in January 1999 and at that time may be established as a distributor for the Company's products. If the option is exercised, the Company and Seagate will coordinate their efforts so that up to one-third of the Company's worldwide net revenues from all flash products could be generated from sales of the Company's flash products through Seagate. The joint cooperation agreement also provides that each party will have the exclusive right to market to certain customers. The joint cooperation agreement will terminate if, among other things, Seagate's ownership interest in the Company falls below 10% or, on or after January 15, 2000, upon at least one year's advance written notice by the Company to Seagate. Seagate has the right to nominate one director to the Company's Board of Directors. Alan F.
Shugart,

         Seagate's Chairman and Chief Executive Officer, serves as Seagate's nominee to the Company's Board of Directors. The Shareholder Rights Plan, adopted by the Board of Directors on April 21, 1997, permits Seagate to continue to hold its ownership interest in the Company without triggering the provisions of the plan. At December 31, 1997, Seagate had an ownership interest of approximately 24% in the Company.

Research and Development

         The Company believes that its future success will depend on the continued development and introduction of new generations of flash memory chips, controllers and products designed specifically for the flash data storage market. To date, the Company has developed and put into production flash data storage products utilizing semiconductor devices with the following memory capacity and geometries: 4Mbit (0.9 micron), 8Mbit (0.8 micron), 16Mbit (0.5 micron), 32Mbit (0.5 0.4 and 0.35 micron) and 64Mbit D2 flash (0.5 micron). In November 1997, the Company announced its 80 Mbit (0.4 and 0.35 micron) D2 flash chip and plans to begin customer shipments of 80 Mbit D2 flash products by mid-year 1998. In addition, the Company has developed several generations of controllers for these flash memory chips. Currently, a majority of the Company's products utilize the 32Mbit device. Because of the complexity of its products, the Company has periodically experienced significant delays in the development and volume production ramp up of its products. There can be no assurance that similar delays will not occur in the future.

         The Company, along with its current foundry partners (in separate design efforts), is developing a new process to manufacture future generation, higher capacity chips employing 0.35 to 0.4 micron geometries. To date, the Company has not successfully completed the qualification of such a process at LG Semicon and USIC, and there can be no assurance that the Company will be able to successfully commence volume production with such a process at these foundries in the future. The Company has periodically experienced delays in the development of new processes at its foundry partners and such delays may occur again in the future. The Company's foundry partners may also experience delays in establishing development capabilities for new processes and these delays may have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Risks Associated with Transitioning to New Products and Processes."

         In the fourth quarter of 1996, the Company established a design center in Tefen, Israel to conduct research on product design improvements and new product development. As of December 31, 1997, the center had nine full- time employees engaged in research and development activities.

         During the fiscal years ended December 31, 1997, 1996 and 1995, the Company spent $13.6 million, $10.2 million and $8.0 million, respectively, on research and development activities. As of December 31, 1997, the Company had 82 full-time employees engaged in research and development activities, including those in its Israel design center.

Sales and Distribution

         The Company markets its products using a direct sales organization, distributors and manufacturers' representatives. The Company also sells products to various customers on a private label basis and under the SanDisk brand in the retail channel. The Company's sales efforts are organized as follows:

         Direct Sales Force. The Company's direct sales force is located in Maitland, Florida; Herndon, Virginia; Dublin, Ohio; Irvine, California; Sunnyvale, California; Branford, Connecticut; Hannover, Germany; Hong Kong; and Yokohama, Japan. This organization supports major OEM customers and the Company's distribution and manufacturers' representative partners.

         Distributors. In the United States, the Company's products are sold through Anthem Electronics Inc., Arrow Electronics Inc., Hamilton-Hallmark Inc. and Bell MicroProducts Inc. to OEM customers for a wide variety of industrial applications. In addition, the Company has distributors in various regions of the world including Europe, Japan, Australia, New Zealand, Taiwan, Korea and Hong Kong.

         Independent Manufacturers' Representatives. In the United States, Canada and Europe, the Company's direct sales force is supported in its sales efforts by more than 30 independent firms. These domestic and international firms receive a commission for providing support to the Company's direct sales force and distributors in the industrial distribution, OEM and retail channels. The manufacturers' representative companies sell the Company's products as well as products from other manufacturers.

         Private Label Partners and OEMs. The Company has contractual distribution agreements with Epson Hanbai to sell the Company's products on a private label basis. Epson Hanbai sells directly to OEMs, as well as superstores, mass merchants, office clubs, retailers and mail order companies in Japan. In addition, the Company provides private label products to OEMs in the United States and the Pacific Rim.

         Retail. The Company entered the retail channel in 1997 and is shipping SanDisk brand name product directly to retail superstores, office clubs and selected retail distributors. Eleven independent manufacturers' representative firms are supporting the Company's sales efforts in the retail channel.

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

Patents and Licenses

         The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company vigorously protects and defends its intellectual property rights and in the past has been involved in significant disputes regarding its intellectual property rights and believes it may be involved in similar disputes in the future.

         In 1988, the Company developed the concept of emulation of a hard disk drive with flash solid-state memory. The first related patents were filed in 1988 by Dr. Eli Harari and exclusively licensed to the Company. The Company currently owns or has exclusive rights to sixty two United States and thirteen foreign issued patents, and over thirty patent applications pending in the United States, as well as twenty pending in foreign patent offices. The Company intends to seek additional international and United States patents on its technology. The Company believes some of its patents are fundamental to the implementation of flash data storage systems, as well as the implementation of D2 flash, independent of the flash technology used. However, there can be no assurance that any patents held by the Company will not be invalidated, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation against one or more third parties, including but not limited to those the Company has already notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation, whether as a plaintiff or as a defendant, would likely result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company. In addition, the results of any litigation matter are inherently uncertain. For example, in 1995, the Company informed Samsung that the Company believed Samsung infringed certain of its patents. In response, Samsung filed a complaint accusing the Company of infringing two of its patents. The Company then filed a complaint against Samsung with the ITC alleging that Samsung and its U.S. sales arm were importing and selling products that infringed two of the Company's patents. After a hearing on this matter, the ITC issued an order that both SanDisk patents were valid and that Samsung had infringed such patents, and prohibited the import, sale, marketing, distribution or advertising of Samsung's infringing flash memory circuits, in the United States. In August 1997, the Company and Samsung entered into a settlement agreement resolving all aspects of this dispute, pursuant to which the parties agreed to cross-license certain patents and Samsung agreed to make license and royalty payments to the Company. While the Company believes it achieved a favorable result in this matter, the expense and diversion of management attention in connection with its resolution were substantial. In addition, the Company has notified several large flash suppliers that the Company believes certain of their existing or announced products infringe certain of the Company's patents.

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

         As is common in the industry, the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may in some instances include indemnification for damages and expenses, including attorneys' fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations.

         In its efforts to maintain the confidentiality and ownership of trade secrets and other confidential information, the Company requires all employees (regular and temporary), consultants, foundry partners, certain customers, suppliers and partners to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company and extending for a period of time beyond termination of the relationship. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See "Risk Factors - Fluctuations in Operating Results."

Backlog

         The Company manufactures and markets primarily standard products. Sales are generally made pursuant to standard purchase orders. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within the following twelve months. Since orders constituting the Company's current backlog are subject to changes in delivery schedules, backlog is not necessarily an indication of future revenue. In addition, there can be no assurance that the current backlog will necessarily lead to revenues in any future period. As of December 31, 1997, the Company's total backlog was $18.6 million compared to $5.8 million at December 31, 1996. Bookings visibility continues to be limited. The Company believes that the current situation will continue until the new markets addressed by the Company's products enter a more predictable growth phase and demand begins to create longer lead times. See "Item 1: Business Risk Factors - Fluctuations in Operating Results."

Competition

         The flash data storage markets in which the Company competes are characterized by intense competition, rapid technological change, evolving industry standards, rapidly declining average selling prices and rapid product obsolescence. The Company's competitors include many large domestic and international companies that have greater access to wafer fab capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's primary competitors include flash chip producers such as Advanced Micro Devices, Inc. ("AMD"), Hitachi, Intel, Micron Technology, Inc. ("Micron"), Mitsubishi Electronic Corporation ("Mitsubishi"), Samsung, Sharp and Toshiba, other companies using data storage techniques such as socket flash, linear flash and system flash components, as well as package assemblers such as Lexar Media, Inc. ("Lexar"), M-Systems, Inc. ("M-Systems"), Simple Technology Inc. ("Simple"), SMART Modular Technologies, Inc. ("SMART Modular") and Viking Components, Inc. ("Viking") that combine controllers and flash memory chips developed by others into flash data storage cards. Approximately twenty companies, including Hitachi, Lexar, Mitsubishi and Micron have been certified by the CompactFlash Association ("CFA") to manufacture and sell their own brand of CompactFlash, and the Company believes that other manufacturers will also seek to enter the CompactFlash market in the future. Competing products promoting industry standards that are different from SanDisk's CompactFlash product have been announced, including Intel's Miniature Card, Toshiba's Smart Media (Solid-State Floppy Disk Card), Sony Corporation's Memory Stick, and Panasonic's recently introduced Mega Storage cards. In addition, in 1997 Sony introduced a digital camera that has no flash memory and instead uses a standard floppy disk for storing pictures. A manufacturer of digital cameras that designs-in any one of these alternative competing standards will eliminate CompactFlash from use in its product, as each competing standard is mechanically and electronically incompatible with CompactFlash. In addition, in the third quarter of 1997, Intel announced a 64Mbit flash chip based on its multilevel cell flash. The Company's double density flash ("D2 flash") and Intel's multilevel cell flash are competing technological innovations that allow each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In November 1997, Iomega Corporation ("Iomega") announced its Clik drive, a miniaturized, mechanical, removable disk drive that may compete directly with SanDisk's flash card products.

         The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative data storage solutions that may be less costly or provide additional features. Due to the high price sensitivity in the market for consumer products, aggressive price competition has been experienced for these applications. Such competition is expected to result in lower gross margins in the future, as the Company's average selling prices decrease faster than its costs and could result in lost sales.

         The Company has entered into patent cross-license agreements with Hitachi, Intel, Samsung, Sharp and Toshiba, pursuant to which each party may manufacture and sell products that incorporate technology covered by each party's patents related to flash memory devices. As the Company continues to license its patents to certain of its competitors, competition will increase. As a result of the above factors, the Company expects to face substantially more competition in the future than it has to date. Increased competition could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its ability to compete successfully depends on a number of factors, which include price and quality, product performance and availability, success in developing new applications for system flash technology, adequate foundry capacity, efficiency of production, timing of new product announcements or introductions by the Company, its customers and its competitors, the ability of the Company's competitors to incorporate their flash data storage systems into their customers' products, the number and nature of the Company's competitors in a given market, successful protection of intellectual property rights and general market and economic conditions. The Company believes that it competes favorably with other companies with respect to these factors. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition or results of operations. See "Risk Factors - Competition."

Employees

         As of December 31, 1997, the Company had 445 regular, full-time employees and 128 temporary employees, including 82 in research and development, 62 in sales and marketing, 49 in finance and administration and 382 in operations. The Company's success is dependent on its retention of key technical, sales and marketing employees and members of senior management. Additionally, the Company's success is contingent on its ability to attract and recruit skilled employees in a very competitive market. None of the Company's employees are represented by a collective bargaining agreement and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

Risk Factors

         Fluctuations in Operating Results. SanDisk's operating results have been and are expected to continue to be, subject to quarterly and annual fluctuations due to a variety of factors. For example, the Company's product revenues increased each quarter for the first three quarters of 1996 and then decreased in both the last quarter of 1996 and the first quarter of 1997 before increasing in each of the last three quarters of 1997. The principal factors that have caused the Company's operating results to fluctuate in the past several quarters and may cause the Company's operating results to fluctuate in the future are the unpredictable demand for the Company's products and seasonality in sales of products for consumer electronics applications. The Company must order silicon wafers from its foundries several months prior to the date such wafers are needed. If the Company overestimates the number of silicon wafers it needs to fill product orders and as a result builds excess inventories, gross margins and operating results will be materially adversely affected. If the Company underestimates the number of silicon wafers required in a particular quarter and is unable to fulfill customer orders promptly after receipt of an order, the Company will risk losing potential sales and customers. Since the Company is selling CompactFlash, its largest volume product, into an emerging consumer market and is unable to accurately forecast future sales, there will be a material adverse effect on the Company's operating results if sales fall below the Company's expectations in a particular quarter and the Company is unable to reduce its operating expenses. The portion of the Company's quarterly sales attributable to orders received and fulfilled in the same quarter remains high and product order backlog fluctuates substantially from quarter to quarter. See "Seasonality" and "Dependence on Third Party Foundries."

         Other factors affecting the Company's operating results and gross margins include the volume of product sales, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, the timing of license and royalty revenue, fluctuations in product costs, availability of foundry capacity, variations in manufacturing cycle time, fluctuations in manufacturing yields and manufacturing utilization, the ability of the Company to achieve manufacturing efficiencies with its new and existing products, increased research and development expenses, exchange rate fluctuations, a significant increase in the Company's effective tax rate in 1998 and changes in general economic conditions, including economic conditions in Asia. All of these factors are difficult to forecast and these or other factors can materially affect the Company's quarterly or annual operating results or gross margins.

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

         The mix of the Company's products sold varies from quarter to quarter and will vary in the future, affecting the Company's overall average selling prices and gross margins. In 1997, the Company experienced a shift in product mix to CompactFlash cards that generally have lower average selling prices and lower gross margins than higher capacity FlashDisk and FlashDrive products. This shift in product mix, coupled with lower pricing due to competition, caused average selling prices to decline. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular.

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

         Dependence on Emerging Markets and New Products. The Company's success depends to a significant extent upon the development of emerging markets and new applications for flash data storage systems, as well as on its ability to introduce commercially attractive and competitively priced products on a timely basis. The Company believes that continued significant expenditures for research and development will be required in the future. In particular, the Company intends to develop new products with increased memory capacity at a lower cost per megabyte, which the Company believes will be essential to its ability to remain competitive. In November 1997, the Company introduced a new removable storage card product family, the MultiMediaCard ("MMC"). MMC is targeted for the emerging markets for mobile smart phones, advanced pagers and consumer multimedia devices. MMC will initially be offered in storage capacities of 2MB, 4MB and 8MB. The Company does not expect to generate material revenues from MMC sales in 1998. There can be no assurance that the Company will successfully develop any of these new products, that new applications or markets for flash data storage will develop as expected by the Company, that prospective customers developing products for any such markets will design the Company's products into their products and successfully introduce such products, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of new applications or markets to develop or the failure of the Company's products to be accepted by the market would have a material adverse effect on the Company's business, financial condition and results of operations.

         Increasing Dependence on Consumer Products. In 1997, the portion of the Company's product revenues derived from sales of products for consumer electronics applications, principally digital cameras, increased significantly and over this period represented the largest portion of product revenues and units shipped. There can be no assurance, however, that the Company will achieve large scale market acceptance for its products in the consumer electronics market. The Company anticipates that products sold for consumer applications will generally encounter intense competition and will be more price sensitive than products sold into its other target markets. In addition, consumer markets are more likely to experience seasonality of sales, with potential declines in sales activity during the first quarter of any year. Because of the large number of OEMs entering the digital camera market, it is likely that not all of these manufacturers will be successful in achieving market acceptance of their products. If SanDisk's OEM customers are not successful in this market, such OEM customers may have excess inventories of CompactFlash products, which may preclude follow-on orders or result in sales of their CompactFlash inventories in the open market. In addition, if market acceptance of digital cameras is slower than expected, or if the market for CompactFlash becomes saturated, the Company may encounter reduced demand for

CompactFlash products, declining average selling prices or product returns, any of which would have an adverse effect on the Company's results of operations.

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

         Seasonality. The Company has experienced and expects to continue to experience seasonality in its product sales. In 1997, the Company's product mix shifted towards CompactFlash products, which are sold principally for consumer electronics applications. The Company anticipates that this trend will continue. As a result, the Company expects that its product sales will be increasingly impacted by seasonal purchasing patterns, with higher sales in the second half of each year as compared to the first half of each such year. In the past, the Company has experienced a reduction in order quantities in the first quarter from Japanese OEM customers, reflecting the fact that most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. As a result of these factors, the Company anticipates that revenue in the first quarter of 1998 will decline from the level in the fourth quarter of 1997. The Company expects that its operating expenses may continue to increase over this time period. Accordingly, a decrease in revenues in any quarter would adversely impact the Company's results of operations in that period.

         Competition. The flash data storage markets in which the Company competes are characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. The Company's competitors include many large domestic and international companies that have greater access to foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's primary competitors include flash chip producers such as AMD, Hitachi, Intel, Micron, Mitsubishi, Samsung, Sharp and Toshiba, other companies using data storage techniques such as socket flash, linear flash and system flash components, as well as package or card assemblers such as Lexar, M-Systems, Simple, SMART Modular and Viking that combine controllers and flash memory chips developed by others into flash storage cards. Approximately twenty companies, including Hitachi, Lexar, Mitsubishi and Micron have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash, and the Company believes that other manufacturers will also seek to enter the CompactFlash market in the future. Competing products promoting industry standards that are different from SanDisk's CompactFlash product have been announced, including Intel's Miniature Card, Toshiba's Smart Media (Solid-State Floppy Disk Card), Sony Corporation's Memory Stick, and Panasonic's recently introduced Mega Storage cards. A manufacturer of digital cameras that designs-in any one of these alternative competing standards will eliminate CompactFlash from use in its product, as each competing standard is mechanically and electronically incompatible with CompactFlash. In addition, in the third quarter of 1997, Intel announced a 64Mbit flash chip based on its multilevel cell flash. The Company's double density flash ("D2 flash") and Intel's multilevel cell flash are competing technological innovations that allow each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In November 1997, Iomega Corporation ("Iomega") announced its Clik drive, a miniaturized, mechanical, removable disk drive that may compete directly with SanDisk's flash card products.

         The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative data storage solutions that may be less costly or provide additional features. Due to the high price sensitivity in the market for consumer products, aggressive price competition has been experienced for these applications. Such competition is expected to result in lower gross margins in the future, if the Company's average selling prices decrease faster than its costs and could result in lost sales.

     The Company has entered into patent cross-license agreements with
Hitachi, Intel, Samsung, Sharp and Toshiba, pursuant to which each party may manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. As the Company continues to license its patents to certain of its competitors, competition will increase. As a result of the above factors, the Company expects to face substantially more competition in the future than it has to date. Increased competition could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its ability to compete successfully depends on a number of factors, which include price and quality, product performance and availability, success in developing new applications for system flash technology, adequate foundry capacity, efficiency of production, and timing of new product announcements or introductions by the Company, the number and nature of the Company's competitors in a given market, successful protection of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition or results of operations.

         Declining Average Sales Prices. The Company has experienced, and expects to continue to experience, declining average sales prices for its products. The flash data storage markets in which the Company competes are characterized by intense competition. Therefore, the Company expects to incur increasing pricing pressures from its customers in future periods, which could result in declining average sales prices for the Company's products. To offset declining average sales prices, the Company believes that it must continue to achieve manufacturing cost reductions as well as develop new products that incorporate advanced features and can be sold at higher average gross margins. If, however, the Company is unable to achieve such cost reductions, it may not be able to remain price competitive, resulting in lost sales, and the Company's gross margins could decline, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Customer Concentration. A limited number of customers have historically accounted for a substantial portion of the Company's revenues and the Company expects this trend to continue. The Company's 10 largest customers accounted for 67%, 71% and 80% of product revenues in 1997, 1996 and 1995, respectively. Sales to the Company's customers are generally made pursuant to standard purchase orders rather than long-term contracts. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this variability to continue as certain customers increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customers' products. Under a joint cooperation agreement signed in January 1993, Seagate has the option to market the Company's products beginning in 1999 and, if exercised, the Company will be required to coordinate sales with Seagate so that up to one-third of the Company's worldwide net revenues could be generated from sales of the Company's flash products through Seagate.

         Dependence on Third Party Foundries. All of the Company's products require silicon wafers, which are currently supplied by Matsushita in Japan and LG Semicon in Korea. The Company has also entered into a wafer supply agreement with NEC in Japan, pursuant to which the Company expects to receive initial wafer shipments in 1998. In the third quarter of 1997, the Company made an investment in USIC, a semiconductor manufacturing venture headed by UMC in Taiwan, which has a fabrication facility currently under construction. The Company has arranged to receive foundry wafers from a separate UMC fabrication facility during the construction of the USIC plant. The Company expects to begin receiving these wafers in the first half of 1998. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce wafers of acceptable quality and with acceptable manufacturing yields and to deliver those wafers to the Company on a timely basis. On occasion, the Company has experienced difficulties in each of these areas. The loss or reduction of capacity from any of its foundry suppliers or the inability to qualify or receive the anticipated level of capacity from any of its manufacturing partners could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the NEC fabrication facility will commence shipments on schedule or that the USIC facility will be completed or will begin production as scheduled, or that the processes needed to fabricate wafers for the Company will be qualified at either facility. Moreover, there can be no assurance that any of the Company's suppliers will be able to maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis.

         Under each of the Company's wafer supply agreements, the Company is obligated to provide a monthly rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. These restrictions limit the Company's ability to react to significant fluctuations in demand for its products. As a result, the Company has not been able to match its purchases of wafers to specific customer orders and therefore the Company has taken write downs for potential excess inventory purchased prior to the receipt of customer orders and may be required to do so in the future.
These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result in fluctuations in gross margins on a quarter to quarter basis. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if the Company is unable to obtain scheduled quantities of wafers from any foundry with acceptable yields, the Company's business, financial condition and results of operations could be negatively impacted. See "Fluctuations in Operating Results."

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

         The Company uses third-party subcontractors to assemble the memory components for its products and from time to time uses other subcontractors to perform certain other assembly and test functions. The Company has no long term agreements with these subcontractors. With the significant increases in unit shipments in 1997, the Company from time to time experienced capacity constraints in the memory assembly area. As a result of this reliance on third party subcontractors for assembly of a portion of its products, the Company cannot directly control product delivery schedules, which can lead to product shortages or quality assurance problems that could increase manufacturing costs of the Company's products. Any problems associated with the delivery, quality or cost of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company has developed new products based on D2 flash technology, a new flash system designed to store two bits in each flash memory cell. The Company began low-volume shipments of its 64Mbit D2 flash products in the third quarter of 1997. The Company introduced its new 80Mbit D2 flash chip in November 1997 and expects to begin customer shipments of products utilizing this chip in the second half of 1998. The Company experienced delays in the production ramp up of the 64Mbit D2 technology and has subsequently shifted its resources to the qualification and production startup of the second generation 80Mbit D2 design. Consequently, product revenues from the 64Mbit D2 were not material in 1997. The Company believes that D2 flash will be important to the Company's ability to increase the capacity and decrease the cost of certain of its products, maintain its competitive advantage, broaden its target markets and attract strategic partners. High density flash memory, such as D2 flash, is a complex technology requiring tight manufacturing controls and effective test screens. The shift to volume production for new flash products is particularly prone to problems which can impact both reliability and yields, thereby increasing manufacturing costs. There can be no assurance that reliable and cost effective D2 flash products can be manufactured in commercial volumes and with yields sufficient to result in a lower cost per megabyte. Furthermore, flash data storage products designed with 80Mbit D2 flash are expected to initially exhibit approximately one-quarter of the write performance of the Company's existing products when writing data into memory, potentially limiting their use in certain applications, such as digital cameras.

         Manufacturing Yields. The fabrication of the Company's products is a complex and precise process requiring wafers that are produced in a highly controlled and clean environment. Semiconductor companies supplying the Company with wafers periodically have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function both of design technology, which is developed by the Company, and process technology, which is typically proprietary to the foundry. Because low yields may result from errors in either design or process technology failures, yield problems may not be effectively determined or improved until an actual product exists that can be analyzed and tested to recognize process sensitivities in relation to the design rules that were used. As a result, yield problems may not be identified until the wafers are well into the production process. This risk is increased due to the fact that the Company receives its wafers from independent offshore foundries, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. There can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation against one or more third parties, including but not limited to those the Company has already notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation, whether as a plaintiff or as a defendant, would likely result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company. In addition, the results of any litigation are inherently uncertain. For example, in 1995, the Company informed Samsung that the Company believed Samsung infringed certain of its patents. In response, Samsung filed a complaint accusing the Company of infringing two of its patents. The Company then filed a complaint against Samsung with the United States International Trade Commission (the "ITC") alleging that Samsung and its U.S. sales arm were importing and selling products that infringed two of the Company's patents. After a hearing on this matter, the ITC issued an order that both SanDisk patents were valid and that Samsung had infringed such patents, and prohibited the import, sale, marketing, distribution or advertising of Samsung's infringing flash memory circuits in the United States. In August 1997, the Company and Samsung entered into a settlement agreement resolving all aspects of this dispute, pursuant to which the parties agreed to cross-license certain patents and Samsung agreed to make license and royalty payments to the Company. While the Company believes it achieved a favorable result in this matter, the expense and diversion of management attention in connection with its resolution were substantial. In addition, the Company has notified several large flash suppliers that the Company believes certain of their existing or announced products infringe certain of the Company's patents.

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

         As is common in the industry, the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys' fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company's insurance policies. There can be no assurance that any future obligation to indemnify the Company's customers or suppliers, will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business - Patents and Licenses."

         Risks Associated with International Operations. In 1997, export sales accounted for approximately 57% of the Company's total revenues. All of the Company's wafers are, and for the foreseeable future will be, produced by foundries located outside the United States. Because the Company currently purchases the majority of its flash wafers in Japanese Yen at set prices, and bills certain customers in Japanese Yen, fluctuations in currencies could materially adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, the Company's products may be relatively more expensive in Asia, which could result in a decrease in the Company's sales in that region. Due to its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

         Management of Growth. The Company has recently experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. To manage such growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. In particular, the Company has recently experienced difficulty in hiring the engineering, sales and marketing personnel necessary to support the growth of the Company's business. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel or that the Company will be able to manage such growth effectively. The Company's ability to manage its growth will require a significant investment in and expansion of its existing internal information management systems to support increased manufacturing, accounting and other management related functions. The Company is in the process of replacing its existing in-house information system. The implementation of the new system will impact almost all phases of the Company's operations (i.e., planning, manufacturing, finance and accounting). The new system is currently scheduled to become operational in the second half of 1998. There can be no assurance that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online. In addition, the Company recently brought in-house certain assembly operations that were previously performed by outside vendors. The Company has limited experience in performing these functions and there can be no assurance it will be able successfully integrate these operations into its manufacturing process. In addition, if the Company experiences problems with these in-house operations, it may be difficult to quickly substitute outside vendors. The failure of the Company to successfully manage any of these issues would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of members of its senior management and other key research and development, sales, marketing and operations personnel, including, in particular, Dr. Eli Harari, the Company's founder, President and Chief Executive Officer. The loss of any of such persons could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have an employment agreement or non-competition agreement with any of its employees. See "Item 1:
Business - Employees" and "Management."

         Volatility of Stock Price. There has been a history of significant volatility in the market prices of the Company's Common Stock on the Nasdaq National Market, and it is likely that the market price of the Company's Common Stock will continue to be subject to significant fluctuations. For example, in 1997, the Company's stock price fluctuated from a low of $8 7/8 to a high of $40. The Company believes that future announcements concerning the Company, its competitors or its principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts, may cause the market price of the Common Stock to fluctuate substantially in the future. Sales of substantial amounts of the Company's outstanding Common Stock in the public market could materially adversely affect the market price of the Common Stock. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. These fluctuations as well as general economic, political and market conditions such as recessions or international currency fluctuations, may materially adversely affect the market price of the Common Stock. See "Price Range of Common Stock."

         Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Certain of the Company's internal computer systems are not Year 2000 compliant, and the Company utilizes third-party equipment and software that may not be Year 2000 compliant. The
Company has commenced actions to correct such internal systems and is in the early stages of conducting an audit of its third-party suppliers as to Year 2000 compliance of their systems. Failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Industry Background."

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

ITEM 2.   PROPERTIES

         The Company's principal facilities are presently located in a 104,000 square foot building in Sunnyvale, California. Approximately one half of the space is dedicated to production activities. The remaining space is used for administrative, marketing and development activities. The Company occupies this space under a lease agreement that expires in July 2001. The Company has also entered into a lease agreement for an adjacent 50,000 square foot building. The lease on this additional space will commence in July 1998 and expire in July 2001. The Company believes that its facilities will be adequate to meet its near term needs and that additional space will be available as required. The Company also leases domestic sales offices in Herndon, Virginia; Irvine, California; Branford, Connecticut; Dublin, Ohio and Maitland, Florida, as well as foreign sales offices in Hannover, Germany; Yokohama, Japan; Hong Kong and a design center in Tefen, Israel.

ITEM 3.   LEGAL PROCEEDINGS

         To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation against one or more third parties, including but not limited to those the Company has already notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology, or discontinue the use of certain processes. Any litigation, whether as a plaintiff or as a defendant, would likely result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company. In addition, the results of any litigation are inherently uncertain. For example, in 1995, the Company informed Samsung that the Company believed Samsung infringed certain of its patents. In response, Samsung filed a complaint accusing the Company of infringing two of its patents. The Company then filed a complaint against Samsung with the United States International Trade Commission (the "ITC") alleging that Samsung and its U.S. sales arm were importing and selling products that infringed two of the Company's patents. After a hearing on this matter, the ITC issued an order that both SanDisk patents were valid and that Samsung had infringed such patents, and prohibited the import, sale, marketing, distribution or advertising of Samsung's infringing flash memory circuits in the United States. In August 1997, the Company and Samsung entered into a settlement agreement resolving all aspects of this dispute, pursuant to which the parties agreed to cross-license certain patents and Samsung agreed to make license and royalty payments to the Company. While the Company believes it achieved a favorable result in this matter, the expense and diversion of management attention in connection with its resolution were substantial. In addition, the Company has notified several large flash suppliers that the Company believes certain of their existing or announced products infringe certain of the Company's patents.

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

         As is common in the industry, the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys' fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company's insurance policies. There can be no assurance that any future obligation to indemnify the Company's customers or suppliers, will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Patents and Licenses."



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    As of December 31, 1997, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

Name             Age             Position

Dr. Eli Harari    52  President, Chief Executive Officer and Director
Cindy Burgdorf    50  Chief  Financial  Officer,   Senior  Vice  President,
                      Finance  and Administration and Secretary
Leon Malmed       60  Senior Vice President, Marketing and Sales
Daniel Auclair    51  Senior  Vice  President,   Business   Development  and
                      Intellectual Property
Marianne Jackson  42  Vice President, Human Resources

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

    Mr. Auclair has served as Vice President, Systems Engineering from 1990 to June 1993, Vice President, Engineering and Technology from June 1993 to July 1995, Senior Vice President, Operations and Technology July 1995 to January 1998 and has served as Senior Vice President Business Development and Intellectual Property since January 1998. From 1988 to 1990, Mr. Auclair was Vice President of Engineering at Anamartic, a company that utilizes wafer scale technology to build DRAM mass storage systems. From 1984 to 1988, Mr. Auclair was Vice President and General Manager of the OMTI division of Scientific Micro Systems, a supplier of disk controllers and disk controller chips to the disk drive industry. Mr. Auclair holds a B.S. degree in Engineering Physics from the University of Maine and an M.S. degree in Computer Science from the University of Santa Clara.

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

                                     PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol SNDK. SanDisk's initial public offering of stock was November 8, 1995 at $10.00 per share. The following table lists the high and low sales price for each quarter during the last two years.

                                  High                Low
Fiscal year 1996
   First quarter                   $21.75             $12.00
   Second quarter                  $17.00             $10.625
   Third quarter                   $16.25              $9.625
   Fourth quarter                  $16.125            $11.25
Fiscal year 1997
   First quarter                   $13.875             $8.875
   Second quarter                  $14.875             $9.625
   Third quarter                   $36.625            $14.75
   Fourth quarter                  $40.00             $15.75

    As of March 2, 1998, there were approximately 251 stockholders of record. The Company has never declared or paid any cash dividends on its Common Stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. In addition, the Company's existing line of credit agreement currently prohibits the payment of cash dividends without the bank's consent. The Company currently intends to retain its earnings, if any, for use in its business.

ITEM 6:  SANDISK CORPORATION SELECTED FINANCIAL DATA
           (In thousands, except per share data)


Year Ended December 31,                     1997       1996       1995        1994        1993
                                        --------   --------   --------    --------    --------
Revenues

  Product                               $105,675   $ 89,599   $ 61,589    $ 35,378    $ 20,551
  License and royalty                     19,578      8,000      1,250          --          --
                                        --------   --------   --------    --------    --------
Total revenues                           125,253     97,599     62,839      35,378      20,551


Cost of revenues                          72,280     58,707     36,613      28,074      18,941
                                        --------   --------   --------    --------    --------
Gross profits                             52,973     38,892     26,226       7,304       1,610


Operating income (loss)                   19,680     12,474      7,777      (4,781)    (10,243)

Net income (loss)                         19,839     14,485      9,065      (4,287)     (9,990)


Net income (loss) per share
  (pro forma for 1995 and 1994)

     Basic                                 $0.87      $0.65      $0.48      ($0.25)
     Diluted                               $0.79      $0.60      $0.45      ($0.25)

Shares used in per share calculations
  (pro forma for 1995 and 1994)

     Basic                                22,880     22,162     18,747      17,463
     Diluted                              24,970     24,206     20,328      17,463



At December 31,                             1997       1996       1995        1994        1993
                                        --------   --------   --------    --------    --------
Working capital                         $134,298   $ 77,029   $ 68,002    $ 20,971    $ 25,266
Total assets                             245,467    108,268     92,147      31,861      32,594
Long term debt, less current portion          --         --         --          93         621
Total stockholders' equity               191,374     87,810     72,381      23,672      27,862

The Company is restricted in paying cash dividends under the terms of its line of credit agreement and paid no cash dividends during the five-year period. (See
Note 3 of the Notes to the Consolidated Financial Statements)

The net income (loss) per share amounts prior to 1997 have been restated to comply with Statement of Financial Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 1 of the Notes to the Consolidated Financial Statements.

Statements of operations for years prior to 1994 exclude historical loss per share as it was not presented in the initial public registration statement.

See Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

SanDisk Corporation
SUPPLEMENTARY QUARTERLY DATA

Quarterly/1997
(Unaudited. In thousands except per share data)
                              1st           2nd          3rd          4th
                          -------       -------      -------      -------
Revenues

  Product                 $18,194       $23,922      $30,219      $33,340
  License and royalty       3,250         3,425        5,925        6,978
                          -------       -------      -------      -------
Total revenues             21,444        27,347       36,144       40,318


Gross profits               8,479        10,972       16,009       17,513
Operating income            1,540         3,391        7,233        7,516
Net income                  2,125         3,690        6,802        7,222

Net income per share
     Basic                  $0.09         $0.16        $0.30        $0.30
     Diluted                $0.09         $0.15        $0.27        $0.27


Quarterly/1996
Unaudited. (In thousands except per share data)

                              1st           2nd          3rd          4th
                          -------        -------      -------     -------
Revenues
  Product                 $19,489        $23,312      $24,798     $22,000
  License and royalty       1,250          1,250        1,250       4,250
                          -------        -------      -------     -------
Total revenues             20,739         24,562       26,048      26,250

Gross profits               8,017          9,505       10,289      11,081
Operating income            2,498          2,872        3,114       3,990
Net income                  3,054          3,405        3,643       4,383
Net income per share
     Basic                  $0.14          $0.15        $0.16       $0.20
     Diluted                $0.13          $0.14        $0.15       $0.18

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

Overview

    The Company was founded in 1988 to develop and market flash data storage systems. The Company sells its products to the consumer electronics and industrial/communications markets. During the course of 1997, the percentage of the Company's product sales attributable to the consumer electronics market, particularly sales of CompactFlash for use in digital camera applications, increased substantially. This increase in sales to the consumer market resulted in a shift to lower capacity products, which typically have lower average selling prices and gross margins than higher capacity products. In addition, these products are frequently sold into the retail channel, which usually has shorter customer order lead-times than the other channels used by the Company, thereby decreasing the Company's ability to accurately forecast future production needs. Subject to market acceptance of its CompactFlash products, the Company believes these products will continue to represent a majority of the Company's sales as the popularity of consumer applications, including digital cameras, increases. The percentage of sales attributable to orders received and fulfilled in the same quarter has increased over time and, in response, the Company is continuing to work to shorten its manufacturing cycle times.

    The Company's operating results are affected by a number of factors including the volume of product sales, the timing of significant orders, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, the timing of license and royalty revenues, fluctuations in product costs, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, increased research and development expenses, exchange rate fluctuations, and an expected significant increase in the Company's effective tax rate in 1998. In addition, as the proportion of the Company's products sold for use in consumer electronics applications increases, the Company's revenues may become subject to seasonal declines in the first quarter of each year. See "Item 1: Business - Risk Factors
- Fluctuations in Operating Results" and "- Seasonality."

    Beginning in late 1995, the Company adopted a strategy of licensing its flash technology, including its patent portfolio, to selected third party manufacturers of flash products. To date, the Company has entered into patent cross-license agreements with five major companies, and it intends to pursue opportunities to enter into additional licenses. The Company's current license agreements provide for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

    SanDisk markets its products using a direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. The Company expects that sales through the retail channel will comprise an increasing share of total revenues in the future, and that a substantial portion of its sales into the retail channel will be made to participants that will have the right to return unsold products. The Company does not expect to recognize revenues from these sales until the products are sold to the end customers. See "Item 1: Business - Sales and Distribution."

    Historically, a majority of the Company's sales have been to a limited number of customers. Product sales to the Company's top 10 customers accounted for approximately 67%, 71% and 80%, respectively, of the Company's product revenues for 1997, 1996 and 1995. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its product revenues for the foreseeable future. The Company has also experienced significant changes in the composition of its customer base from year to year and expects this pattern to continue as market demand for such customers' products fluctuates. For example, during the fourth quarter of 1996, the volume of large OEM orders decreased due to the timing of customers' product introductions. The loss of, or significant reduction in purchases by major customers, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business - Risk Factors - Customer Concentration" and "Business - Sales and Distribution."

    Due to the emerging nature of the Company's markets and certain planned product transitions, the Company has had difficulty forecasting future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle time, the Company has been required to order wafers from its foundries several months in advance of the ultimate shipment of its products. Under the Company's wafer supply agreements, there are limits on the number of wafers the Company can order and the Company's ability to change that quantity is restricted. Accordingly, the Company's ability to react to significant fluctuations in demand for its products is limited. As a result, the Company has not been able to match its purchases of wafers to specific customer orders and therefore the Company has from time to time taken write downs for potential excess inventory purchased prior to the receipt of customer orders. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter to quarter basis. See "Item 1: Business - Risk Factors - Fluctuations in Operating Results."

    Export sales are an important part of the Company's business, constituting 57%, 55% and 57% of the Company's total revenues in 1997, 1996 and 1995, respectively. In 1997, 38% of the Company's product revenues came from sales to Japan and 4% from other Asian countries. While a majority of the Company's revenues from sales to Asian countries are derived from OEM customers who plan to export their products to countries outside of Asia, the Asian economic crisis may adversely effect the Company's revenues to the extent that demand for the Company's products in Asia declines. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, the Company's products may be relatively more expensive in Asia, which could result in a decrease in the Company's sales in that region. The Company may also experience pressure on its gross margins as a result of increased price competition from Asian competitors. While most of the Company's sales are denominated in U.S. Dollars, the Company invoices certain Japanese customers in Japanese Yen and is subject to exchange rate fluctuations on these transactions. To date, a significant portion of the Company's purchases of wafers, which constitute a significant part of its cost of goods sold, have been denominated in Japanese Yen. While this percentage has been decreasing, exchange rate fluctuations can affect the Company's business, financial condition and results of operations. See "Item 1: Business - Risk Factors - International Operations."

    For the foreseeable future, the Company expects to realize a significant portion of its revenues from recently introduced and new products. Typically new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry, such as NEC and USIC. To remain competitive, the Company is focusing on a number of programs to lower its manufacturing costs. These include transitioning from single to double density flash designs, from 0.5 to 0.4 micron manufacturing processes, and from six inch to eight inch wafers. These transitions are expected to occur over the next several quarters. As a result of these factors, the Company expects that product gross margins may decline in the near term from the levels experienced in 1997, and product gross margins are expected to be subject to fluctuation for the foreseeable future. Moreover, there can be no assurance that such products or processes will be successfully developed by the Company or that development of such processes will lower manufacturing costs. In addition, the Company anticipates that price competition will increase in the future, which will likely result in decreased average selling prices and lower gross margins. See "Item 1: Business Risk Factors -Manufacturing Yields" and "- Declining Average Sales Prices."

    The Company is aware of problems associated with computer systems as the year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue is complex and wide ranging. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, manufacturing, and planning. The problem may also affect embedded systems such as building security systems, machine controllers and production test equipment. Year 2000 problems with these systems may affect the ability or efficiency with which the company can perform many significant functions, including but not limited to: order processing, material planning, product assembly, product test, invoicing, and financial reporting. In addition, the problem may affect the computer systems of vendors and customers, disrupting their operations. Year 2000 problems with the Company's business partners may impact the company's sources of supply and demand.

    The Company is currently in the process of upgrading the core management information systems that are known to not be Year 2000 compliant. The Company believes that these upgrades will be completed before the end of 1998. These upgrades are intended to address the Year 2000 issues with respect to the internal budgeting, financial planning, material planning, sales order processing, accounting, inventory control, shop floor control, and purchasing business processes. The Company has also initiated a formal Year 2000 Risk Management program to identify, and mitigate to the best of its ability, any remaining internal and external risks associated with the Year 2000 problem. The cost of the Year 2000 project related to upgrading the Company's core management information system is estimated to be $1.2 million. Of this, the Company estimates that approximately $400,000 is attributable to the purchase of new software, which will be capitalized. The costs associated with the other Year 2000 risks have not been quantified.

    The costs and time schedule for the Year 2000 problem abatement are based on management's best estimates for the implementation of its new management information system. These were derived utilizing numerous assumptions, including that the most significant Year 2000 risks have already been identified, that certain resources will continue to be available, that third party plans will be fulfilled, and other factors. However, there can be no guarantee that these estimates will be achieved or that the anticipated time schedule will be met and actual results could differ materially from those anticipated. Any year 2000 compliance problem of either the Company, or its suppliers or customers could materially adversely affect the Company's business, results of operations, financial condition, and prospects.


Results of Operations


    Product Revenues. SanDisk's product revenues increased 18% to $105.7 million in 1997 from $89.6 million 1996. The increase of $16.1 million consisted of a 146% increase in units shipped offset by a 51% decline in average selling prices. Fiscal year 1996 revenues of $89.6 million were 45% higher than 1995 due to increased sales of the Chipset, CompactFlash and FlashDisk products.

     In 1997, the largest increase in unit volume came from sales of CompactFlash products, primarily for use in digital cameras and other consumer electronics applications. In 1997, sales of CompactFlash products exceeded sales of PCMCIA flash cards for the first time. CompactFlash products represented approximately 73% of all units shipped and 49% of product revenues in 1997. This shift in product mix from PCMCIA flash cards to CompactFlash cards, which have lower capacities, contributed the decline in average selling prices in 1997. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. Sales of these lower capacity products generally have lower average selling prices and gross margins than higher capacity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

    The Company has experienced and expects to continue to experience seasonality in its product sales. Due to the shift in product mix towards CompactFlash products which are sold primarily for consumer electronics applications, the Company expects that its product sales will be increasingly impacted by seasonal purchasing patterns, with higher sales in the second half of each year as compared to the first half of each such year. In the past, the Company has experienced a reduction in order quantities in the first quarter from Japanese OEM customers, reflecting the fact that most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. Although the Company has limited visibility as to customer orders, the Company expects product revenues in the first quarter of 1998 to decline relative to the fourth quarter of 1997 due to these seasonal factors. In addition, the effects of the Asian economic crisis on the Company's revenues is uncertain. The Company's ability to adjust its operating expenses is limited in the short term due to a number of factors described herein and in "Risk Factors." As a result, if product revenues are lower than anticipated, the Company's results of operations will be adversely affected. SanDisk's backlog at the end of 1997 was $18.6 million compared to $5.8 million in 1996. See "Risk Factors - Fluctuations in Operating Results" and " - Seasonality."

    License and Royalty Revenues. The Company currently earns patent license fees and royalties under five cross-license agreements, of which agreements with Hitachi, Toshiba and Samsung were entered into in the third quarter of 1997. SanDisk also has cross-license agreements with Intel and Sharp. License and royalty revenue from patent cross-license agreements was $19.6 million in 1997, up from $8.0 million in 1996 and $1.3 million in 1995. Revenues from licenses and royalties increased to 16% of total revenues in 1997 from 8% in 1996 and 2% in 1995.

    Gross Profits. In fiscal 1997, gross profits increased to $53.0 million or 42.3% of total revenues from $38.9 million or 39.8% of total revenues in 1996 and $26.2 million or 41.7% of total revenues in 1995. In 1997, the growth in overall gross profits resulted from an increase in license and royalty revenues, which was partially offset by a decline in gross profit from product sales. Product gross profits declined as a percentage of product revenues to 31.6% in 1997 compared to 34.5% in 1996 and 40.6% in 1995. This decline was primarily due to the shift in product mix to lower capacity CompactFlash products that have lower average selling prices and gross margins. This decline in gross margins was partially offset by cost reductions related to the Company's shift to in-house assembly and test. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. The Company expects product gross margins may continue to decrease in 1998 due to anticipated increased competition.

    Research and Development. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased to $13.6 million in 1997 from $10.2 million in 1996 and $8.0 million in 1995. As a percentage of revenues, research and development expenses represented 10.8% in 1997, 10.4% in 1996 and 12.8% in 1995. In 1997 and 1996,
the increase in research and development expenses was primarily due to an increase in salaries and payroll-related expenses associated with additional personnel. Increased depreciation due to capital equipment additions and higher project related expenses also contributed to the growth in research and development expenses in both years. The Company expects research and development expenses to continue to increase to support the development of new generations of flash data storage products and the addition of new foundries to manufacture the Company's products.

    Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for the Company's sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses increased to $12.6 million in 1997 from $8.8 million in 1996 and $6.6 million in 1995. The increase in sales and marketing expenses in 1997 and 1996 was primarily due to an increase in salaries and payroll related expenses associated with additional personnel. Higher marketing, travel and selling expenses also contributed to this increase in both years. Sales and marketing expenses increased to 10.0% of total revenues in 1997 compared to 9.0% in 1996 primarily due to increased marketing expenses related to the development of the retail channel. In 1995, sales and marketing expenses were 10.4% of revenues. The Company expects sales and marketing expenses to increase as sales of its products grow and as it develops the retail channel for its products.

    General and Administrative. General and administrative expenses include the cost of the Company's finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were to $7.1 million in 1997 compared to $7.4 million in 1996 and $3.8 million in 1995.

    The decrease in 1997 was primarily due to a decrease in legal fees which was partially offset by increased salaries and payroll related expenses associated with increased personnel, higher recruiting expenses, increased allowance for doubtful accounts and higher consulting expenses related to the Company's management information system. In 1996, the increase in general and administrative expenses was primarily due to an increase in legal fees associated with the Samsung litigation and an increase in salary and benefit expenses. General and administrative expenses represented 5.7% of revenues in 1997, 7.6% in 1996 and 6.1% in 1995. The Company expects general and administrative expenses to increase as the general and administrative functions grow to support the overall growth of the Company. General and administrative expenses could also increase substantially in the future if the Company pursues litigation to defend its patent portfolio. See "Risk Factors - Patents, Proprietary Rights and Related Litigation."

    Interest and Other Income, Net. Interest and other income, net, was $3.7 million in 1997, $3.2 million in 1996 and $1.7 million in 1995. The increase in interest and other income since 1995 is primarily due to increased cash and investment balances and higher interest rates.

    Provision for Income Taxes. The Company's 1997, 1996 and 1995 effective tax rates were approximately 15.0%, 7.3% and 4.5% respectively. The Company's 1997 effective tax rate is substantially higher than its 1996 rate due to the utilization of all remaining federal net operating loss carryforwards in 1996. The 1996 effective tax rate was substantially higher than the 1995 rate as net operating loss carryforwards were available to offset essentially all of the 1995 taxable income.

    Due to increased license and royalty revenues and growth in the Company's net income in 1997, the Company utilized the remainder of its tax credit carryforwards during the 1997 fiscal year. The Company's effective tax rate is expected to increase significantly in 1998 and is expected to be near the statutory tax rate.


Liquidity and Capital Resources

    As of December 31, 1997, the Company had working capital of $134.3 million, which included $20.9 million in cash and cash equivalents and $114.0 million in short-term investments. The Company has a line of credit facility with a commercial bank under which it can borrow up to $10.0 million at the bank's prime rate. This line of credit facility expires in July 1998. As of December 31, 1997, the Company had $7.2 million committed under the line of credit facility for standby letters of credit. The facility contains covenants that require the Company to maintain certain financial ratios and levels of net worth, and prohibits the payment of cash dividends to stockholders. The Company is currently in compliance with all covenants in the line of credit agreement. The Company intends to either renew its line of credit or negotiate a new line of credit upon the expiration of its current line.

    Operating activities provided $26.8 million of cash in 1997. In addition to net income, sources of cash included increased deferred revenue of $22.3 million, primarily from the receipt of funds under license and royalty agreements. Cash provided by operations was $13.4 million in 1996 and $12.4 million in 1995.

    Net cash used in investing activities of $108.9 million in 1997 consisted of net purchases of investments of $59.0 million, an investment of $40.3 in the USIC foundry and $9.6 million of capital equipment purchases. In 1996 and 1995, cash used in investing activities was $22.2 million and $35.4 million, respectively. In 1996, cash used for investing purposes included net purchases of short term investments of $13.8 million and capital equipment purchases of $8.4 million. In 1995, cash used in investing activities included $31.6 million net purchases of short term investments and $3.8 million of capital equipment purchases.

    During 1997, cash provided by financing activities of $83.7 million was primarily from the sale of common stock in the Company's November 1997 follow on public offering. Financing activities provided $0.8 million in 1996 primarily from the sale of common stock through the SanDisk stock option and employee stock purchase plans and $39.1 million in 1995 primarily from the sale of common stock in the Company's initial public offering and the sale of preferred stock.

    Depending on the demand for the Company's products, the Company may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment to support its business in the future. Management believes the existing cash and cash equivalents, short-term investments and available line of credit will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next 12 months.

Impact of Currency Exchange Rates

    The Company currently purchases wafers from Matsushita under purchase contracts denominated in Japanese Yen. A portion of the Company's revenues are also denominated in Japanese Yen. Foreign exchange exposures arising from the Company's Japanese Yen denominated commitments and related accounts payable are offset to the extent the Company has Japanese yen denominated accounts receivable and cash balances. To the extent such foreign exchange exposures are not offset, the Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At December 31, 1997, there were no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SANDISK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents
                                                           Page

Report of Ernst & Young LLP, Independent Auditors           35
Consolidated Balance Sheets                                 36
Consolidated Statements of Income                           37
Consolidated Statements of Stockholders' Equity             38
Consolidated Statements of Cash Flows                       39
Notes to Consolidated Financial Statements                  40

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SanDisk Corporation

    We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ Ernst & Young LLP
                                                ---------------------
                                                Ernst & Young LLP
                                                San Jose, California

                                                January 16, 1998

SanDisk Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

December 31,                                                1997         1996
                                                       ---------    ---------

ASSETS
Current assets:
  Cash and cash equivalents                            $  20,888    $  19,323
  Short-term investments                                 114,037       54,965
  Accounts receivable, net of allowance for doubtful
     accounts of $756 in 1997 and $593 in 1996            19,352       11,885
  Inventories                                             15,648        9,630
  Deferred tax assets                                     17,060          900
  Prepaid expenses and other current assets                1,406          784
                                                       ---------    ---------
  Total current assets                                   188,391       97,487
Property and equipment, at cost:
  Machinery and equipment                                 27,244       17,937
  Leasehold improvements                                   1,981        1,695
                                                       ---------    ---------
                                                          29,225       19,632
  Accumulated depreciation and amortization               13,333        9,347
                                                       ---------    ---------
                                                          15,892       10,285
Investment in foundry                                     40,284            -
Deposits and other assets                                    900          496
                                                       ---------    ---------
Total assets                                           $ 245,467    $ 108,268
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                 $  14,111     $  7,595
      Accrued payroll and related expenses                 4,674        2,857
      Other accrued liabilities                            7,341        4,354
      Deferred revenue                                    27,967        5,652
                                                       ---------    ---------
      Total current liabilities                           54,093       20,458

Commitments and contingencies
Stockholders' equity:
      Preferred stock, $0.001 par value
         Authorized shares:  4,000,000
         Issued and outstanding:  none                        --           --
      Common stock, $0.001 par value
          Authorized shares:  40,000,000
          Issued and outstanding:  25,865,229 in 1997 and
              22,326,584 in 1996                              26           22
      Capital in excess of par value                     181,895       98,211
      Retained earnings (accumulated deficit)              9,453      (10,423)
                                                       ---------    ---------
Total stockholders' equity                               191,374       87,810
                                                       ---------    ---------
Total liabilities and stockholders' equity             $ 245,467    $ 108,268
                                                       =========    =========

The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

Years Ended December 31,                 1997            1996            1995
                                    ---------        --------        --------

Revenues
     Product                        $ 105,675        $ 89,599        $ 61,589
     License and royalty               19,578           8,000           1,250
                                    ---------        --------        --------
Total revenues                        125,253          97,599          62,839

Cost of revenues                       72,280          58,707          36,613
                                    ---------        --------        --------
Gross profits                          52,973          38,892          26,226
Operating expenses
     Research and development          13,577          10,181           8,043
     Sales and marketing               12,568           8,792           6,564
     General and administrative         7,148           7,445           3,842
                                    ---------        --------        --------
Total operating expenses               33,293          26,418          18,449
                                    ---------        --------        --------
Operating income                       19,680          12,474           7,777
Interest and other income, net          3,660           3,154           1,749
Interest expense                            -              (3)            (37)
                                    ---------        --------        --------
Income before taxes                    23,340          15,625           9,489
Provision for income taxes              3,501           1,140             424
                                    ---------        --------        --------
Net income                           $ 19,839        $ 14,485         $ 9,065
                                    =========        ========        ========

Net income per share (pro forma for 1995)
     Basic                             $ 0.87          $ 0.65          $ 0.48
     Diluted                           $ 0.79          $ 0.60          $ 0.45

Shares used in computing net income
   per share
     Basic                             22,880          22,162          18,747
     Diluted                           24,970          24,206          20,328

The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                           Convertible                             Capital In                   Total
                                         Preferred Stock        Common Stock       Excess of       Retained     Stockholders'
                                       Shares     Amount     Shares    Amount      Par Value       Earnings     Equity
                                       --------   --------   --------  --------    ----------      ---------    -------------
Balance at December 31, 1994           $ 14,664       $ 15      2,833       $ 3      $ 57,632      $ (33,978)        $ 23,672
Sale of preferred stock, net of
    issuance costs                          665          -          -         -         6,215              -            6,215
Conversion of preferred stock into
   common stock at IPO                  (15,329)       (15)    15,329        15             -              -                -
Initial Public Offering, net of
   issuance costs                             -          -      3,701         4        33,336              -           33,340
Exercise of stock options for cash
    net of repurchases                        -          -        142         -            89              -               89
Net income                                    -          -          -         -             -          9,065            9,065
                                       --------   --------   --------  --------    ----------      ---------    -------------
Balance at December 31, 1995                  -          -     22,005        22        97,272        (24,913)          72,381
Exercise of stock options for cash            -          -        168         -            95              -               95
Issuance of stock pursuant to
    employee stock purchase plan              -          -         92         -           783              -              783
Exercise of common stock warrants             -          -         62         -             -              -                -
Income tax benefit from stock
     options exercised                        -          -          -         -            61              -               61
Unrealized gain on available for
      sale securities                         -          -          -         -             -              5                5
 Net income                                   -          -          -         -             -         14,485           14,485
                                       --------   --------   --------  --------    ----------      ---------    -------------
Balance at December 31, 1996                  -          -     22,327        22        98,211        (10,423)          87,810
Exercise of stock options for cash            -          -        357         1           583              -              584
Issuance of stock pursuant to
    employee stock purchase plan              -          -        126         -         1,189              -            1,189
Exercise of common stock warrants             -          -         55         -             -              -                -
Sale of common stock, net of
     issuance costs                           -          -      3,000         3        79,414              -           79,417
Income tax benefit from stock
     options exercised                        -          -          -         -         2,498              -            2,498
Unrealized gain on available for
      sale securities                         -          -          -         -             -             37               37
 Net income                                   -          -          -         -             -         19,839           19,839
                                       --------   --------   --------  --------    ----------      ---------    -------------
Balance at December 31, 1997                  -   $      -     25,865  $     26    $  181,895      $   9,453    $     191,374
                                       ========   ========   ========  ========    ==========      =========    =============

 The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,                                                1997          1996           1995
                                                                   ---------      --------       --------
Cash flows from operating activities:
Net income                                                          $ 19,839      $ 14,485        $ 9,065
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                                    3,985         2,347          1,625
       Deferred tax                                                  (16,055)       (1,000)             -
       Changes in assets and liabilities:
           Accounts receivable                                        (7,467)       (3,457)        (4,311)
           Inventory                                                  (6,018)          781         (6,337)
           Prepaid expenses and other current assets                  (1,122)         (250)          (293)
           Deposits and other assets                                      (9)         (271)           581
           Accounts payable                                            6,516        (1,458)         4,721
           Accrued payroll and related expenses                        1,817           911          1,000
           Other accrued liabilities                                   2,987         1,590          1,031
           Deferred revenue                                           22,315          (253)         5,348
                                                                   ---------      --------       --------
  Total adjustments                                                    6,949        (1,060)         3,365
                                                                   ---------      --------       --------

Net cash provided by operating activities                             26,788        13,425         12,430
                                                                   ---------      --------       --------
Cash flows from investing activities:
Purchases of short-term investments                                 (148,954)      (47,977)       (40,326)
Proceeds from short-term investments                                  89,919        34,157          8,711
Acquisition of property and equipment                                 (9,592)       (8,378)        (3,791)
Investment in foundry                                                (40,284)            -              -
                                                                   ---------      --------       --------
Net cash used in investing activities                               (108,911)      (22,198)       (35,406)
                                                                   ---------      --------       --------
Cash flows from financing activities:
Sale of common stock and warrants,
  net of repurchases                                                  83,688           939         33,429
Sale of convertible preferred stock,
  net of issuance costs                                                    -             -          6,215
Principal payments under capital leases                                    -           (98)          (523)
                                                                   ---------      --------       --------
Net cash provided by financing activities                             83,688           841         39,121
                                                                   ---------      --------       --------

Net increase (decrease) in cash and cash equivalents                   1,565        (7,932)        16,145
                                                                   ---------      --------       --------

Cash and cash equivalents at beginning of year                        19,323        27,255         11,110
                                                                   ---------      --------       --------
Cash and cash equivalents at end of year                            $ 20,888      $ 19,323       $ 27,255
                                                                   =========      ========       ========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                 $ -           $ 3           $ 37
Cash paid for income taxes                                          $ 15,172         $ 451          $ 219
Conversion of preferred stock to common stock                            $ -           $ -       $ 63,683

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements


Note 1:  Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

    SanDisk Corporation (the Company) was incorporated in Delaware on June 1, 1988, to design, manufacture, and market industry-standard, solid-state mass storage products using proprietary, high-density flash memory technology. The Company serves customers in the industrial, communications, highly portable computing and consumer electronics markets. Principal geographic markets for the Company's products include the United States, Japan, Europe and the Far East.

Supplier and Customer Concentrations

    A limited number of customers historically have accounted for a substantial portion of the Company's revenues. In 1997, no customer accounted for more than 10% of total revenue. Epson Hanbai accounted for approximately 26% of total revenues in 1996. Three of the Company's customers, Epson Hanbai, Kyocera and Hewlett Packard accounted for approximately 26%, 14% and 12%, respectively, of total revenues in 1995. No other distributor or OEM customer constituted 10% or more of revenues in the periods presented. Sales of the Company's products will vary as a result of fluctuations in market demand for such customers' products. Further, the flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid technological obsolescence.

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

Basis of Presentation

    The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1997 ended on December 28, 1997. Fiscal years 1996 and 1995 ended on December 29, 1996 and December 31, 1995, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Transactions

    Foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash, receivables and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operations accounts and nonmonetary balance sheet accounts are remeasured at the rate in effect at the date of transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material in the periods presented.

Reclassifications

    Certain reclassifications, none of which affected net income, have been made to prior year's amounts to conform to the current year's presentation.

Cash Equivalents and Short-Term Investments

    Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash equivalents and short-term investments consist of money market funds, taxable commercial paper, certificates of deposit, U.S. government agency obligations, corporate / municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock. The fair market value, based on quoted market prices, of cash equivalents and short-term investments is substantially equal to their carrying value at December 31, 1997 and 1996.

    Under FAS 115, management classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included, net of tax, in equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

    All cash equivalents and short-term investments as of December 31, 1997 and 1996 are classified as available-for-sale securities and consist of the following:

                                                  December 31,
                                               1997         1996
                                           --------     --------
                                               (In thousands)
 Cash equivalents:
   Money market fund                       $    115     $  4,639
   Commercial paper                           2,000        6,370
   Municipal notes                            5,800            -
   U.S. government agency obligations           694            -
   Corporate notes / bonds                    1,650        5,894
                                           --------     --------
           Total                           $ 10,259     $ 16,903
                                           ========     ========


 Short term investments:
   U.S. government agency obligations     $   7,463     $  4,183
   Municipal notes / bonds                   54,059            -
   Corporate notes / bonds                   24,429       49,782
   Money market preferred stock               4,000            -
   Certificates of deposit                    4,036            -
   Auction rate preferred stock              20,050        1,000
                                          ---------     --------
           Total                          $ 114,037     $ 54,965
                                          =========     ========

    Unrealized holding gains and losses on available-for-sale securities at December 31, 1997 and 1996 and gross realized gains and losses on sales of available-for-sale securities during the years ended December 31, 1997 and 1996 were immaterial.

    Debt securities at December 31, 1997 and 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.


                                                    December 31,
                                                 1997           1996
                                            ---------       --------
 Short-term investments:                          (In thousands)
     Due in one year or less                $  68,937       $ 49,675
     Due after one year through two years      45,100          5,290
                                            ---------       --------
           Total                            $ 114,037       $ 54,965
                                            =========       ========



Inventories

    Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows:

                                            December 31,
                                          1997         1996
                                      --------      -------
                                          (In thousands)
   Raw materials                      $  3,289     $  3,858
   Work-in-process                      10,340        3,475
   Finished goods                        2,019        2,297
                                      --------      -------
                                      $ 15,648      $ 9,630
                                      ========      =======

    Given the volatility of the market, the Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such differences may have a material effect on the Company's financial position and results of operations.

Depreciation and Amortization

    Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to seven years.

Investment in Foundry

    In the third quarter of 1997, the Company invested $40.3 million in United Silicon, Inc., ("USIC") a semiconductor manufacturing subsidiary of United Microelectronics Corporation in Taiwan. The transaction gives the Company an equity stake of approximately 10% in the facility (which will be accounted for on the cost basis) and guarantees access to approximately 12.5% of the wafer output from the facility.

Revenue Recognition

    Product revenue is generally recognized at the time of shipment, less a provision for estimated sales returns. However, revenue on shipments to distributors and retailers, subject to certain rights of return and price protection, is deferred until the merchandise is sold by the distributors or retailers or the rights expire.

    The Company earns royalties under certain patent cross license agreements. Royalty revenue is recognized when earned. In 1997, the Company received payments under these cross license agreements, portions of which were recognized as revenue and portions of which are deferred revenue. Recognition of deferred revenue is expected to occur in future periods as the Company meets certain obligations as provided in the various agreements.

Net Income Per Share

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In addition, in February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98, Earnings per Share. Staff Accounting Bulletin No. 98 effected the treatment of certain stock and warrants ("cheap stock") issued within a one-year period prior to an initial public offering. Upon the adoption of Statement 128, the Staff generally does not continue to believe that such stock and warrants should be treated as outstanding for all reporting periods. Earnings per share amounts presented have been restated to conform to the Statement 128 and Staff Accounting Bulletin No. 98 requirements.


    The following table sets forth the computation of basic and diluted earnings per share:

                                                         1997        1996      1995
                                                     --------    --------   -------
Numerator:
      Numerator for basic and diluted
         net income per share - net income           $ 19,839    $ 14,485   $ 9,065
                                                     ========    ========   =======

Denominator for basic net income per share:
      Weighted average common shares                   22,880      22,162     7,361
      Convertible preferred stock (pro forma 1995)          -           -    11,386
                                                     --------    --------    ------
Shares used in computing basic net income
per share                                              22,880      22,162    18,747
                                                     ========    ========   =======

Basic net income per share (pro forma 1995)          $   0.87    $   0.65   $  0.48
                                                     ========    ========   =======

Denominator for diluted net income per share:
      Weighted average common shares                   22,880      22,162     7,361
      Convertible preferred stock (pro forma 1995)          -           -    11,386
      Employee stock options and warrants
           to purchase common stock                     2,090       2,044     1,581
                                                     --------    --------   -------
Shares used in computing diluted net income
per share                                              24,970      24,206    20,328
                                                     ========    ========   =======

Diluted net income per share (pro forma 1995)        $   0.79    $   0.60   $  0.45
                                                     ========    ========   =======




Stock Based Compensation

    The Company accounts for employee stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Pro forma net income and net income per share are disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and are included in Note 5.

Impact of Recently Issued Accounting Standards

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ended December 31, 1998.

    In addition, during June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement replaces Statement No. 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ended December 31, 1998.

    Adoption of these pronouncements is not expected to have a material impact on the Company's financial statements.

Note 2:  Financial Instruments

Concentration of Credit Risk

    The Company's concentration of credit risk consists principally of cash, cash equivalents, short-term investments and trade receivables. The Company's investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer. The Company sells to original equipment manufacturers, retailers and distributors in the United States and Japan, performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral. Reserves are maintained for potential credit losses.

Off Balance Sheet Risk

    In connection with the credit agreement discussed in Note 3, the Company has a foreign exchange contract line in the amount of $15,000,000 at December 31, 1997. Under this line, the Company may enter into forward exchange contracts which require the Company to sell or purchase foreign currencies. There were no forward exchange contracts outstanding at December 31, 1997 and 1996.

    Certain of the Company's purchase commitments and balance sheet accounts are denominated in yen. Foreign exchange exposures arising from the Company's yen denominated purchase commitments and related accounts payable are mitigated to the extent the Company has yen denominated current assets. To the extent such foreign exchange exposures are not mitigated, the Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. The Company had net transaction losses of approximately $7,000, $193,000, and $20,000 for the years ended December 31, 1997, 1996, and 1995, respectively. These amounts are included in interest and other income, net, in the statement of income.

Note 3:  Line of Credit

    The Company has a credit agreement (the Agreement) with a bank, which expires in July 1998. Under the provisions of the Agreement, the Company may borrow up to $10,000,000 on a revolving line of credit at the bank's prime interest rate (8.25% at December 31, 1997). Amounts under the revolving line of credit can be applied to the issuance of letters of credit of up to $10,000,000. At December 31, 1997, $7,200,000 in letters of credit were outstanding. In addition, under the Agreement, the Company also has a $15,000,000 foreign exchange contract line (see Note 2) under which the Company may enter into forward exchange contracts. No amounts were outstanding under the revolving line of credit portion of the Agreement and the foreign exchange contract portion of the line at December 31, 1997. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The agreement also does not permit the payment of cash dividends to stockholders. As of December 31, 1997, the Company was in compliance with the covenants. Based on available collateral and outstanding letters of credit, the amount available under the Agreement at December 31, 1997 was approximately $2,800,000.

Note 4:  Commitments and Contingencies

Commitments

    The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2002. Future minimum lease payments under operating leases at December 31, 1997 are as follows:

Year Ending December 31,
(in thousands)

1998                    $ 1,521
1999                      1,796
2000                      1,682
2001                      1,211
2002                        574
Thereafter                  287
                        -------
Total                   $ 7,071
                        =======



Rental expense under all operating leases was $1,253,000, $1,050,000, and $789,000 for the years ended December 31, 1997, 1996 and 1995 respectively.

Contingencies

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

    To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation with one or more third parties, including but not limited to those the Company has notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company. Any litigation, whether as a plaintiff or as a defendant, would likely result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology, or discontinue the use of certain processes.

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

    Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business - Risk Factors - Patents, Proprietary Rights and Related Litigation."

Note 5:  Stockholders' Equity

Stock Benefit Plan

    The 1989 Stock Benefit Plan, in effect through August 1995, comprised two separate programs, the Stock Issuance Program and the Option Grant Program. The Stock Issuance Program allowed eligible individuals to immediately purchase the Company's common stock at a fair value as determined by the Board of Directors. Such shares may be fully vested when issued or may vest over time as determined by the Board of Directors. Under the Option Grant Program, eligible individuals were granted options to purchase shares of the Company's common stock at a fair value, as determined by the Board of Directors, of such shares on the date of grant. The options generally vest over a four-year period, expiring no later than ten years from the date of grant. Unexercised options are canceled upon the termination of employment or services. Options that are canceled under this plan will be available for future grants under the 1995 Stock Option Plan. There were no shares available for option grants under this plan at December 31, 1997.

     The 1995 Stock Option Plan provides for the issuance of incentive stock options and nonqualified stock options. Under this plan, the vesting and exercise provisions of option grants are determined by the Board of Directors. The options generally vest over a four-year period, expiring no later than ten years from the date of grant.

1995 Non-employee Directors Stock Option Plan

    In August 1995, the Company adopted the 1995 Non-employee Directors Stock Option Plan (the Directors' Plan). The Company reserved 200,000 shares of common stock for issuance thereunder. Under this plan, automatic option grants are made at periodic intervals to eligible non-employee members of the Board of Directors. Initial option grants vest over a four-year period. Subsequent annual grants vest one year after date of grant. All options granted under the Non-employee Directors Stock Option Plan expire ten years after the date of grant. At December 31, 1997, a total of 96,000 options had been granted at exercise prices ranging from $10.00 to $13.375 per share.

    A summary of activity under all stock option plans follows:

                                                 Total
                                             Available                           Weighted
                                            for Future            Total           Average
                                       Grant/ Issuance      Outstanding    Exercise Price

                                      ----------------   --------------
                                             (Shares in thousands)
     Balance at December 31, 1994                  341            1,868             $0.89
       Increase in authorized shares             1,566                -
       Granted                                    (790)             790             $6.41
       Exercised                                     -             (141)            $0.64
       Canceled                                     59              (59)            $1.35
                                      ----------------   --------------
     Balance at December 31, 1995                1,176            2,458             $2.67
       Granted                                    (922)             922            $12.35
       Exercised                                     -             (168)            $0.57
       Canceled                                     68              (68)            $8.46
                                      ----------------   --------------
     Balance at December 31, 1996                  322            3,144             $5.49
       Increase in authorized shares             2,550                -
       Granted                                    (912)             912            $20.59
       Exercised                                     -             (358)            $1.63
       Canceled                                    145             (145)            $9.83
                                      ----------------   --------------
     Balance at December 31, 1997                2,105            3,553             $9.58
                                      ================   ==============


    At December 31, 1997, options outstanding were as follows:

                                        Options Outstanding                         Options Exercisable
                   -----------------------------------------------------  ----------------------------------
                              Number           Weighted                              Number         Weighted
                         Outstanding            Average         Weighted        Exercisable         Weighted
Range of                       as of          Remaining          Average              as of          Average
Excercise prices   December 31, 1997   Contractual life   exercise price  December 31, 1997   Exercise Price
----------------   -----------------   ----------------   --------------  -----------------   --------------

$ 0.15 - $ 0.75              821,802               5.55        $  0.5677            821,802        $  0.5677
$ 2.25 - $ 6.75              998,470               7.35        $  4.8813            998,470        $  4.8813
$ 9.37 - $12.00              772,163               8.90        $ 11.8021            240,057        $ 11.4838
$12.13 -  $19.75             771,270               9.68        $ 18.4194             55,994        $ 13.8670
$20.50 -  $38.25             189,450               9.79        $ 28.3990              2,348        $ 21.1388
----------------   -----------------   ----------------   --------------  -----------------   --------------
$ 0.15 - $38.25            3,553,155               7.91        $  9.5802          2,118,671        $  4.2117


    There were 8,177 shares subject to repurchase under the Stock Benefit Plan at December 31, 1997. Approximately 22,259 shares were subject to repurchase at December 31, 1996.

Employee Stock Purchase Plan

    In August 1995, the Company adopted the Employee Stock Purchase Plan (the Purchase Plan). The Company has reserved 883,333 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares through payroll deductions at 85% of the fair market value at the beginning or end of the offering period, whichever is lower. As of December 31, 1997, shares issued under the Purchase Plan totaled 218,147.

    In addition, the stockholders (i) increased the shares available for future issuance under the 1995 Stock Benefit Plan by 2,500,000 shares, (ii) increased the shares available for future issuance under the 1995 Non-Employee Directors Stock Option Plan by 50,000 and (iii) increased the shares available for future issuance under the Employee Stock Purchase Plan by 450,000 in April 1997.

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

    Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. For all grants subsequent to December 31, 1994 that were granted prior to the Company's initial public offering in November 1995, the fair value of these options was determined using the minimum value method with a weighted average risk free interest rate of 6.32% and an expected life of 5 years. The fair value for the options granted subsequent to the Company's initial public offering in November 1995 was estimated at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions: risk-free interest rates of 6.24%, 6.23% and 6.37% for 1997, 1996 and 1995, respectively; a dividend yield of 0.0%, a volatility factor of the expected market price of the Company's common stock of 0.655, 0.588 and 0.513 for 1997, 1996 and 1995, respectively; and a weighted-average expected life of the option of 5 years. The weighted average fair value of those options granted were $12.45, $6.98 and $3.34 for 1997, 1996 and 1995, respectively.

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

    Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 883,333 shares of common stock to participating employees. Under the terms of the Plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 75% of eligible employees have participated in the plan in 1997 and 86% in 1996 and 1995. Under the Plan, the Company sold 125,797 and 92,350 shares to employees in 1997 and 1996, respectively. Pursuant to APB 25 and related interpretations, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1997, 1996 and 1995: dividend yield of 0.0%; and expected life of 6 months; expected volatility factor of 0.63 and 0.89 in 1997, 0.588 in 1996 and 0.513 in 1995; and a risk free interest rate ranging from 5.36% to 6.08%. The weighted average fair value of those purchase rights granted in November 1995, February 1996, August 1996, February 1997 and August 1997 were $2.01, $2.47, $2.52, $3.42 and $4.69, respectively.

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               Years ended December 31,
                                        1997            1996            1995
                                     -------        --------         -------
                                     (in thousands, except per share amounts)

Pro forma net income                 $ 17,156       $ 13,553         $ 8,915

Pro forma net income per share
     Basic                            $  0.75       $   0.61         $  0.48
     Diluted                          $  0.69       $   0.56         $  0.44

    Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.


Shareholder Rights Plan

    On April 21, 1997, the Company adopted a shareholder rights plan (the Rights Agreement). Under the Rights Agreement, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on April 28, 1997. The rights will expire on April 28, 2007 unless redeemed or exchanged. Under the Rights Agreement, each right will initially entitle the registered holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock for $65.00. The rights will become exercisable only if a person or group (other than Seagate Corporation, which is permitted to maintain its 25 percent stake in the Company) acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock.


Warrants

    The Company has periodically granted warrants in connection with the sale of its stock and certain lease and bank agreements. The Company has the following warrants outstanding to purchase capital stock at December 31, 1997:

   Issuance         Capital       Number of     Price Per      Expiration
     Date            Stock         Shares        Share           Date
----------------  ------------  ------------  ------------  ------------------

May 1990          Common             12,094       $6.615    May 2000
June 1991         Common              6,666       $6.615    June 1999
November 1991     Common             13,363       $6.615    November 1999
November 1992     Common              3,788       $3.300    June 1998

    During 1997, the Company issued 55,125 shares of common stock for no proceeds in the net issuance of shares upon the exercise of 70,453 warrants with a weighted average exercise price of $5.86 per share.

Note 6:  Retirement Plan

    Effective January 1, 1992, the Company adopted a tax-deferred savings plan, the SanDisk 401(k) Plan, for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement.
Qualified employees may elect to make contributions to the plan on a monthly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors. No contributions were made by the Company for the years ended December 31, 1997, 1996 and 1995.

Note 7:  Income Taxes

    The provision for income taxes consists of the following:

                                             December 31,

                                  1997          1996         1995
                              --------       -------        -----
                                            (in thousands)

Current:
      Federal                 $ 12,131       $ 1,701        $ 312
      State                      2,662            42           66
      Foreign                    5,263           397           46
                              --------       -------        -----
                                20,056         2,140          424
Deferred:
      Federal                  (13,205)       (1,000)           -
      State                     (3,350)            -            -
                              --------       -------        -----
                               (16,555)       (1,000)           -

Provision for income taxes    $  3,501       $ 1,140        $ 424
                              ========       =======        =====

    The tax benefits associated with stock options reduces taxes currently payable as shown above by $2,498,000 and $61,000 in 1997 and 1996, respectively. Such benefits are credited to capital in excess of par when realized.

    The Company's provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

                                                      December 31,
                                          1997        1996       1995
                                        ------     -------    -------
Tax at U.S. statutory rate               35.0%       35.0%      35.0%
State taxes, net of federal benefit      (1.9)         -           -
Operating losses utilized                   -       (17.4)     (31.4)
Research credit                          (3.8)       (5.6)         -
Valuation allowance                     (14.9)       (8.0)         -
Foreign taxes in excess of U.S. rate      0.4         2.1          -
Other individually immaterial items       0.2         1.2        0.9
                                       -------     -------    -------
                                         15.0%        7.3%       4.5%
                                       =======     =======    =======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are as follows:

                                                   December 31,
                                                1997         1996
                                             -------      -------
                                                 (In thousands)
       Deferred tax assets:
           Inventory reserves                $ 3,338      $ 2,500
           Deferred revenue                    9,913        2,000
           Accruals and reserves               3,970        1,500
           Tax credit carryforwards                -          800
           Other                                 334          650
                                             -------      -------
             Total deferred tax assets        17,555        7,450
             Valuation allowance                   -       (6,450)
                                             -------      --------
       Net deferred tax assets               $17,555      $ 1,000
                                             =======      =======

    The valuation allowance decreased by approximately $6,450,000, $4,750,000 and $3,000,000 for 1997, 1996 and 1995, respectively. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that no valuation allowance for deferred tax assets should be provided as of December 31, 1997.

Note 8:  Related Party Transactions

In January 1993, the Company entered into a joint cooperation agreement with a stockholder. Under the terms of the agreement, the stockholder had a nonexclusive right to distribute flash memory products produced by the Company. There were no revenues attributable to this agreement in 1997, 1996 and 1995. The agreement was amended in October 1994. Under the terms of the amended agreement, the stockholder relinquished its right to distribute flash memory products but has the option to reinstate this right in January 1999.

Note 9:  Industry and Geographic Information

    The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, distributors, retailers, and its subsidiaries. Export sales account for a significant portion of the Company's revenues. Geographic revenue information is as follows:

                                           Years Ended December 31,
                                                (In thousands)
                                     1997            1996          1995
                                 --------        --------      --------
         United States           $ 53,820        $ 43,999      $ 27,230
         Export:
              Japan                51,677          43,947        24,255
              Europe               10,774           5,339         3,229
              Far East              8,982           4,314         8,125
                                 --------        --------      --------
         Total                   $125,253        $ 97,599      $ 62,839
                                 ========        ========      ========

Note 10:  Major Customers

    In 1997, there were no customers who accounted for more than 10% of total revenue. Customers who accounted for at least 10% of total revenues in 1996 and 1995 were as follows:

                                               Years Ended December 31,

                                        1997          1996           1995
                                        ----          ----           ----
         Epson Hanbai Co., Ltd...        *             26%           26%
         Hewlett-Packard Company         *              *            12%
         NEC USA, Inc                    *              *             *
         Kyocera America, Inc....        *              *            14%

* Revenues were less than 10%


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors.   Reference  is  made  to  the  information  regarding  directors appearing under the caption "Election of Directors" on pages 3 - 5 of the Company's definitive Proxy Statement dated March 23, 1998 for its Annual Meeting of Stockholders (the Proxy Statement), which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under "Executive Officers of the Registrant" in Part I of this 10-K.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of this report

         1) All financial statements

          Index to Financial Statements                             Page
                                                                    ----
          Report of Ernst & Young LLP, Independent Auditors         35
          Consolidated Balance Sheets                               36
          Consolidated Statements of Income                         37
          Consolidated Statements of Stockholders Equity            38
          Consolidated Statements of Cash Flows                     39
          Notes to Consolidated Financial Statements                40-53

         2)  Financial statement schedules

          Index to Financial Statement Schedules
          Financial Statement Schedules
            II.    Valuation and Qualifying Accounts                60

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

          3)  Exhibits required by Item 601 of Regulation S-K

      Exhibit
      Number                                       Exhibit Title

     3.1 Certificate of Incorporation of the Registrant, as amended to date.3

     3.2 Form of Amended and Restated Certificate of Incorporation of the Registrant.3

     3.3       Bylaws of the Registrant, as amended.3

     3.4       Form of Amended and Restated Bylaws of the Registrant3

     3.5 Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.7

     4.1       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.3

     4.3 Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein,dated March 3, 1995.3

     4.4 Amendment No. 1 to the Stock Purchase Agreements among the Registrant and the holders of Series A, B and D Preferred Stock, and certain holders of Series E Preferred Stock, dated January 15, 1993.3

     4.5 Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. And the Registrant, dated January 15, 1993.3

     4.6 Amendment Agreement between Seagate Technology, Inc. and the Registrant, dated August 23, 1995.3

     4.7 Form of Stock Purchase Agreement between the Registrant and Seagate Technology, Inc.3

     4.8 Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.7

     9.1 Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.3

     10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers.3

     10.2 Foundry Agreement between Matsushita Electronics Corporation, Matsushita Electronic Industrial Co., Ltd. and the Registrant, dated May 20, 1992.1, 3

     10.3 Amendment No. 1 to MEC/SunDisk Foundry Agreement, between Matsushita Electronics Corporation, Matsushita Electronic Industrial Co., Ltd. and the Registrant, dated April 17, 1995.1, 3

     10.4 Foundry Agreement between Goldstar Electron Co., Ltd. and the Registrant, dated October 13, 1993.1, 3

     10.5 Amendment No. 1 to the Foundry Agreement between Goldstar Electron Co., Ltd. And the Registrant, dated May 10, 1994.1, 3

     10.6      SanDisk/Goldstar   Technical   Collaboration   Agreement  between
               Goldstar Electron Co., Ltd. and the Registrant, dated March 25, 1994.1, 3

     10.7 Joint Development Agreement between NEC Corporation and the Registrant, dated June 20, 1994.1, 3

     10.8 Joint Cooperation Agreement between the Registrant and Seagate Technology, Inc., dated January 15, 1993.1, 3

     10.9 Amendment and Termination Agreement between the Registrant and Seagate Technology, Inc., dated October 28, 1994.1, 3

     10.10 License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.3

     10.13     1989 Stock Benefit Plan.3

     10.14     1995 Stock Option Plan.3

     10.15     Employee Stock Purchase Plan.3

     10.16     1995 Non-Employee Directors Stock Option Plan.3

     10.17 Patent Cross License Agreement between the Registrant and Intel Corporation, dated October 12, 1995.3

     10.18 Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.4

     10.19 Business loan agreement between the Registrant and Union Bank of California, dated July 3, 1996.5

     10.20 Patent Cross License Agreement between the Registrant and Sharp Corporation dated December 24, 1996.2, 6

     10.21 Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.

     10.22 First and second amendments to business loan agreement between the Registrant and Union Bank of California, dated June 30, 1997.

     21.1      Subsidiaries of the Registrant.6

     27.1 Financial Data Schedule for the year ended December 31, 1997. (In EDGAR format only)

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

6. Previously filed as an Exhibit to the Registrant's 1996 Annual Report on Form 10-K.

7. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.

               Consent of Ernst & Young LLP, Independent Auditors



We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-96298 and No. 333-32039) pertaining to the SanDisk Corporation 1995 Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan and Employee Stock Purchase Plan of SanDisk Corporation of our report dated January 16, 1998, with respect to the consolidated financial statements and schedule of SanDisk Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1997.



/s/ Ernst & Young LLP

San Jose, California
March 19, 1998

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


DATED: March 19, 1998

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

       Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                 Signature                                     Title                                   Date


By:                                             President, Chief Executive Officer                March 19, 1998
     ----------------------------
           (Dr. Eli Harari)                                and Director



By:                                                    Chairman of the Board                      March 19, 1998
     ----------------------------
           (Irwin Federman)



By:                                                  Chief Financial Officer,                     March 19, 1998
     ----------------------------
          (Cindy L. Burgdorf)                   Senior Vice President, Finance and
                                                   Administration and Secretary
                                                     (Principal Financial and
                                                       Accounting Officer)

By:                                                                                               March 19, 1998
     ----------------------------
         (William V. Campbell)                               Director


By:                                                          Director                             March 19, 1998
     ----------------------------
          (Catherine P. Lego)


By:                                                          Director                             March 19, 1998
     -------------------------------
         (Dr. James D. Meindl)


By:                                                          Director                             March 19, 1998
     -------------------------------
            (Joseph Rizzi)


By:                                                          Director                             March 19, 1998
   ------------------------------
           (Alan F. Shugart)

                               SANDISK CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                      Additions
                                      Balance at     Charged to                      Balance at
                                       Beginning      Costs and           *                 End
               Description             Of Period       Expenses       Deductions      Of Period
 ----------------------------------   ----------     ----------       ----------     ----------
 Allowance for doubtful accounts:
     Year ended December 31, 1995         $ 594               -            $ 1           $ 593
     Year ended December 31, 1996         $ 593               -              -           $ 593
     Year ended December 31, 1997         $ 593           $ 204           $ 41           $ 756

 *Write offs