Form 10-Q
period 1998-03-31
SANDISK CORP
filed 1998-05-13
CIK 1000180

Form 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
     X       Quarterly  report  pursuant  to  Section  13 or 15(d) of the
------------ Securities Exchange Act of 1934 for the quarterly period ended
             March 31, 1998

                                       OR

             Transition report pursuant to Section 13 or 15(d) of the Securities ------------ Exchange Act of 193 for the transition period from ___ to ___


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998

    Common Stock, $0.001 par value                          26,126,629
    ------------------------------                          ----------
                 Class                                   Number of shares

                               SanDisk Corporation

                                      Index



                          PART I. FINANCIAL INFORMATION

                                                                     Page No.
Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997........................ 3

        Condensed Consolidated Statements of Income
            Three months ended March 31, 1998 and 1997.................. 4

        Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 1998 and 1997.................. 5

        Notes to Condensed Consolidated Financial Statements............ 6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................... 9


                      PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................. 24

Item 2. Changes in Securities.......................................... 24

Item 3. Defaults upon Senior Securities................................ 24

Item 4. Submission of Matters to a Vote of Security Holders............ 24

Item 5. Other Information.............................................. 24

Item 6. Exhibits and Reports on Form 8-K............................... 25

        Signatures..................................................... 27

                          PART I. FINANCIAL INFORMATION
                               SanDisk Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

 ASSETS                                                 March 31,   December 31,
                                                          1998         1997*
                                                        --------     --------
                                                      (unaudited)
Current Assets:

   Cash and cash equivalents                            $ 10,642     $ 20,888
   Short-term investments                                116,862      114,037
   Accounts receivable, net                               18,567       19,352
   Inventories                                            20,436       15,648
   Deferred tax assets                                    17,060       17,060
   Prepaid expenses and other current assets                 882        1,406
                                                        --------     --------
Total current assets                                     184,449      188,391

Property and equipment, net                               16,366       15,892
Investment in foundry                                     40,284       40,284
Deposits and other assets                                  1,023          900
                                                        --------     --------
          Total Assets                                  $242,122     $245,467
                                                        ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                     $  5,318     $ 14,111
   Accrued payroll and related expenses                    3,527        4,674
   Other accrued liabilities                               9,415        7,341
   Deferred revenue                                       26,540       27,967
                                                        --------     --------
Total current liabilities                                 44,800       54,093


Stockholders' Equity:

Common stock                                             183,041      181,921
Retained earnings                                         14,281        9,453
                                                        --------     --------
Total stockholders' equity                               197,322      191,374

          Total Liabilities and
                                                        ========     ========
          Stockholders' Equity                          $242,122     $245,467
                                                        ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements. * Information derived from the audited Consolidated Financial Statements.

                               SanDisk Corporation
                   Condensed Consolidated Statements of Income
                (In thousands, except per share data; unaudited)


                                                            Three months ended
                                                                 March 31,
                                                            1998            1997
                                                         -------         -------

Revenues:
   Product                                               $25,426         $18,194
   License and royalty                                     8,676           3,250
                                                         -------         -------
Total revenues                                            34,102          21,444

Cost of sales                                             17,772          12,965
                                                         -------         -------
Gross profits                                             16,330           8,479

Operating expenses:
   Research and development                                4,331           3,001
   Sales and marketing                                     3,951           2,561
   General and administrative                              2,044           1,377
                                                         -------         -------
Total operating expenses                                  10,326           6,939

Operating income                                           6,004           1,540

Interest and other income, net                             1,339             955
                                                         -------         -------
Income before taxes                                        7,343           2,495

Provision for income taxes                                 2,640             370
                                                         =======         =======
Net income                                               $ 4,703         $ 2,125
                                                         =======         =======

Net income per share
     Basic                                               $  0.18         $  0.09
     Diluted                                             $  0.17         $  0.09

Shares used in computing
net income per share
     Basic                                                26,019          22,398
     Diluted                                              28,022          24,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Cash Flows
                            (In thousands; unaudited)

                                                            Three months ended
                                                                 March 31,
                                                               1998        1997
                                                           --------    --------
Cash flows used in operating activities:
Net income                                                 $  4,703    $  2,125
Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation                                          1,351         812
        Accounts receivable, net                                785      (1,749)
        Inventory                                            (4,788)     (2,136)
        Prepaids and other assets                               401        (258)
        Accounts payable                                     (8,793)       (874)
        Accrued payroll and related expenses                 (1,147)       (371)
        Other accrued liabilities                             2,074        (666)
        Deferred revenue                                     (1,427)     (1,251)
                                                           --------    --------
            Total adjustments                               (11,544)     (6,493)

                                                           --------    --------
     Net cash used in operating activities                   (6,841)     (4,368)

Cash flows used in investing activities:
        Purchases of short term investments                 (48,984)    (14,288)
        Proceeds from sale of short term investments         46,284      13,766
        Acquisition of capital equipment                     (1,825)     (1,184)
                                                           --------    --------
     Net cash used in investing activities                   (4,525)     (1,706)

Cash flows from financing activities:
        Sale of common stock                                  1,120         626
                                                           --------    --------
     Net cash provided by financing activities                1,120         626

                                                           --------    --------
Net decrease in cash and cash equivalents                   (10,246)     (5,448)

Cash and cash equivalents at beginning of period             20,888      19,323

                                                           ========    ========
Cash and cash equivalents at end of period                 $ 10,642    $ 13,875
                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements


1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and Subsidiaries (the "Company") as of March 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for the year ended December 31, 1997. The condensed consolidated balance sheet data as of December 31, 1997 was derived from the audited financial statements.

       The results of operations and cash flows for the three month period ended March 31, 1998 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarter of 1998 and 1997 ended on March 29, 1998 and March 30, 1997, respectively. Fiscal year 1997 ended on December 28, 1997. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. The components of inventory consist of the following:

                               March 31,         December 31,
                                    1998                 1997
                                --------             --------
                                       (In thousands)
            Raw materials       $  4,842             $  3,289
            Work-in-process       10,595               10,340
            Finished goods         4,999                2,019
                                --------             --------
                                $ 20,436             $ 15,648
                                ========             ========


5. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts presented have been restated to conform to the Statement 128 requirements.

       The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three months ended
                                                                   March 31,
                                                               1998         1997
                                                            -------      -------
                                                           (In thousands, except
                                                             per share amounts)
Numerator:
      Numerator for basic and diluted
         net income per share - net income                  $ 4,703      $ 2,125
                                                            =======      =======

Denominator for basic net income per share:
      Weighted average common shares                         26,019       22,398
                                                            -------      -------
Shares used in computing basic net income
per share                                                    26,019       22,398
                                                            =======      =======

Basic net income per share                                  $  0.18      $  0.09
                                                            =======      =======

Denominator for diluted net income per share:
      Weighted average common shares                         26,019       22,398
      Employee stock options and warrants
           to purchase common stock                           2,003        1,709
                                                            -------      -------
Shares used in computing diluted net income
per share                                                    28,022       24,107
                                                            =======      =======

Diluted net income per share                                $  0.17      $  0.09
                                                            =======      =======



6. To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation with one or more third parties, including but not limited to those the Company has notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company.

       In March 1998, the Company filed a complaint in federal court against Lexar Media, Inc. ("Lexar") for infringement of a fundamental flashdisk patent. Lexar has disputed the Company's claim of patent infringement. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

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

       Any litigation, whether as a plaintiff or as a defendant, will likely result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology, or discontinue the use of certain processes. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on the Company's business, financial condition and results of operations.

7. The Company recorded a provision for income taxes at a 36% effective tax rate for the first three months of 1998 compared to a 15% effective tax rate for the same period of 1997. The effective tax rate for the first three months of 1997 was substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, Foreign Sales Corporation tax benefits and a reduction in the deferred tax asset valuation allowance.

8. The Company has a credit agreement (the Agreement) with a bank, which was renewed in July 1997. Under the provisions of the Agreement, which expires in July 1998, the Company may borrow up to $10,000,000 on a revolving line of credit at the bank's prime interest rate. Amounts under the revolving line of credit can be applied to the issuance of letters of credit of up to the full amount of the credit line. At March 31, 1998, $7,200,000 in letters of credit were outstanding. In addition, under the Agreement, the Company also has a $15,000,000 foreign exchange contract line under which the Company may enter into foreign exchange contracts. No amounts were outstanding under the revolving line of credit portion of the Agreement and the foreign exchange contract portion of the line at March 31, 1998. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The Agreement prohibits the payment of cash dividends to stockholders.

9.     As of  January  1, 1998,  the  Company  adopted  statement  of  Financial
       Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

                                                    Three months ended
                                                         March 31,
                                                    1998         1997
                                                 -------      -------
                                                    (In thousands)

       Net income                                $ 4,703      $ 2,125

       Unrealized gain (loss) on
           available-for-sale securities             125          (86)
                                                 -------      -------
       Comprehensive income                      $ 4,828      $ 2,039
                                                 =======      =======



       Accumulated other comprehensive income, which consists of gains (losses) on available-for-sale securities, was $168,000 and ($80,000) at March 31, 1998 and 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements in this discussion and analysis, including in particular, the second paragraph under the discussion of product revenues and the paragraph discussing patent license and royalty revenues, are forward looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are discussed below and in the Company's Form 10-K for the year ended December 31, 1997 under the heading "Risk Factors". Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update these forward looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Overview

         The Company was founded in 1988 to develop and market flash data storage systems. The Company sells its products to the consumer electronics and industrial/communications markets. During the course of 1997, the percentage of the Company's product sales attributable to the consumer electronics market, particularly sales of CompactFlash for use in digital camera applications, increased substantially. This increase in sales to the consumer market resulted in a shift to lower capacity products, which typically have lower average selling prices and gross margins than higher capacity products. In addition, these products are frequently sold into the retail channel, which usually has shorter customer order lead-times than the other channels used by the Company, thereby decreasing the Company's ability to accurately forecast future production needs. Subject to continued market acceptance of its CompactFlash products, the Company believes these products will continue to represent a majority of the Company's sales as the popularity of consumer applications, including digital cameras, increases. The percentage of sales attributable to orders received and fulfilled in the same quarter has increased over time and, in response, the Company is continuing to work to shorten its manufacturing cycle times.

         The  Company's  operating  results are  affected by a number of factors including the volume of product sales, the timing of significant orders, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, the timing of license and royalty revenues, fluctuations in product costs, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, increased research and development expenses and exchange rate fluctuations. In addition, as the proportion of the Company's products sold for use in consumer electronics applications increases, the Company's revenues may become subject to seasonal declines in the first quarter of each year. See "Risk Factors - Fluctuations in Operating Results" and "- Seasonality."

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

         SanDisk markets its products using a direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. The Company expects that sales through the retail channel will comprise an increasing share of total revenues in the future, and that a substantial portion of its sales into the retail channel will be made to participants that will have the right to return unsold products. The Company recognizes revenues from these sales when the products are sold to the end customers.

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

         Due to the emerging nature of the Company's markets and certain planned product transitions, the Company has had difficulty forecasting future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle time, the Company has been required to order wafers from its foundries several months in advance of the ultimate shipment of its products. Under the Company's wafer supply agreements, there are limits on the number of wafers the Company can order and the Company's ability to change that quantity is restricted. Accordingly, the Company's ability to react to significant fluctuations in demand for its products is limited. As a result, the Company has not been able to match its purchases of wafers to specific customer orders and therefore the Company has from time to time taken write downs for potential excess inventory purchased prior to the receipt of customer orders. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter to quarter basis. See "Risk Factors - Fluctuations in Operating Results."

         Export sales are an important part of the Company's business. While a majority of the Company's revenues from sales to Asian countries are derived from OEM customers who plan to export their products to countries outside of Asia, the Asian economic crisis may adversely effect the Company's revenues to the extent that demand for the Company's products in Asia declines. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, the Company's products may be relatively more expensive in Asia, which could result in a decrease in the Company's sales in that region. The Company may also experience pressure on its gross margins as a result of increased price competition from Asian competitors. While most of the Company's sales are denominated in U.S. Dollars, the Company invoices certain Japanese customers in Japanese Yen and is subject to exchange rate fluctuations on these transactions. To date, a portion of the Company's purchases of wafers, which constitute a significant part of its cost of goods sold, have been denominated in Japanese Yen. While this percentage has been decreasing, exchange rate fluctuations can affect the Company's business, financial condition and results of operations. See "Risk Factors Risks Associated with International Operations."

         For the foreseeable future, the Company expects to realize a significant portion of its revenues from recently introduced and new products. Typically new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry, such as USIC and NEC. As a result of these factors, the Company expects that product gross margins may decline in the near term from the levels experienced in 1997, and product gross margins are expected to be subject to fluctuation for the foreseeable future. Moreover, there can be no assurance that such products or processes will be successfully developed by the Company or that development of such processes will lower manufacturing costs. In addition, the Company anticipates that price competition will increase in the future, which will likely result in decreased average selling prices and lower gross margins. See "Risk Factors -Manufacturing Yields" and "- Declining Average Sales Prices."

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

         The Company is currently in the process of upgrading its core management information systems that are known to not be Year 2000 compliant. The Company believes that these upgrades will be completed before the end of 1998. These upgrades are intended to address the Year 2000 issues with respect to the internal budgeting, financial planning, material planning, sales order processing, accounting, inventory control, shop floor control, and purchasing business processes. The Company has also initiated a formal Year 2000 Risk Management program to identify, and mitigate to the best of its ability, any remaining internal and external risks associated with the Year 2000 problem. The cost of the Year 2000 project related to upgrading the Company's core management information system is estimated to be $1.2 million. Of this, the Company estimates that approximately $400,000 is attributable to the purchase of new software, which will be capitalized. The costs associated with the other Year 2000 risks have not been quantified.

         The costs and time schedule for the Year 2000 problem abatement are based on management's best estimates for the implementation of its new management information system. These were derived utilizing numerous assumptions, including that the most significant Year 2000 risks have already been identified, that certain resources will continue to be available, that third party plans will be fulfilled, and other factors. However, there can be no guarantee that these estimates will be achieved or that the anticipated time schedule will be met and actual results could differ materially from those anticipated. Any year 2000 compliance problem of either the Company, or its suppliers or customers could materially adversely affect the Company's business, results of operations, financial condition, and prospects. See "Risk Factors Year 2000 Compliance."


Results of Operations

         PRODUCT REVENUES. SanDisk's product revenues were $25.4 million in the first quarter of 1998, up $7.2 million or 40% from the same period of 1997. During the three month period ended March 31, 1998, units shipped increased 86% from the same period of 1997. The largest increase came from sales of CompactFlash products primarily for use in digital cameras and other consumer electronics applications. Average selling prices declined 21% in the first quarter of 1998 compared to the same period in 1997 primarily due to competitive pricing in the market. The Company anticipates that CompactFlash and other small form factor products will continue to represent the major portion of its sales as consumer applications such as digital cameras become more popular. Sales of these products generally have lower average selling prices and gross margins than the Company's higher capacity products FlashDisk and FlashDrive products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

         The Company entered 1998 with limited bookings visibility, particularly in Japan. However, bookings strengthened late in the first quarter. Although the Company has limited visibility as to customer orders, the Company expects product revenues to increase in the second quarter of 1998 relative to the first quarter, if this recent bookings trend continues. Due to a number of factors described herein and in "Risk Factors," the Company's ability to adjust its operating expenses is limited in the short term. As a result, if product revenues are lower than anticipated, the Company's results of operations will be adversely affected. See "Risk Factors-Fluctuations in Operating Results" and "Seasonality."

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

         Export sales represented 43% of product revenues in the first quarter of 1998 compared with 40% for the same period of the previous year. The Company expects international sales to continue to represent a significant portion of revenues. The Company's top ten customers represented 72% of product revenue in the first quarter of 1998 compared to 66% for the same period in 1997. The Company expects that sales to a limited number of customers will continue to represent a substantial portion of its revenues for the foreseeable future.

         LICENSE AND ROYALTY REVENUES. The Company currently earns patent licenses and royalty revenues under five cross license agreements, with Hitachi, Intel, Samsung, Sharp and Toshiba. License and royalty revenue from patent cross license agreements was $8.7 million in the first quarter of 1998, up $5.4 million from $3.3 million in the same period of 1997 primarily due to license and royalty revenues earned under agreements with Hitachi, Toshiba and Sharp which were entered into in the second half of 1997. Revenues from patent licenses and royalties increased to 25% of total revenues in the first quarter of 1998 from 15% in the same period of the previous year. The Company currently expects that revenues from patent licenses and royalties will be in the range of $7.0 to $7.5 million in the second quarter of 1998 due to the timing of revenue recognition under the various agreements.

         GROSS PROFITS. In the first quarter of 1998, gross profits increased to $16.3 million or 48% of total revenues from $8.5 million or 40% of total revenues for the same period in the previous year. The growth in overall gross profits for the first three months of 1998 was primarily due to an increase in license and royalty revenue. Product gross margins increased slightly to 30% in the first quarter of 1998 compared to 29% for the same period of 1997. The increase was due to a mix shift to higher capacity CompactFlash cards and lower per unit manufacturing costs in the first quarter of 1998. While the Company has ongoing efforts to reduce manufacturing costs, there can be no assurance that these cost reductions will be adequate to offset average selling price declines due to anticipated increased competition.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased $1.3 million or 44% in the first quarter of 1998 compared to the same period in 1997. The increase in research and development expenses was primarily due to an increase in salaries and payroll related expenses associated with additional personnel, increased project related expenses and increased depreciation due to capital equipment additions. Research and development expenses represented 13% of total revenues for the first quarter of 1998 compared to 14% for the same periods in 1997. The Company expects research and development expenses to continue to increase in absolute dollars to support the development of new generations of flash data storage products and the addition of new foundries to manufacture the Company's products.

         SALES AND MARKETING. Sales and marketing expenses include salaries and payroll related expenses, sales commissions and travel expenses for the Company's sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses increased $1.4 million or 54% in the first quarter of 1998 compared to the same period in 1997. The increase in sales and marketing expenses for the three month period ended March 31, 1998 was primarily due to increased marketing and sales expenses related to the development of the retail channel for the Company's products and an increase in salaries and payroll related expenses associated with additional personnel. Sales and marketing expenses represented 12% of total revenues in the first quarter of 1998 and 1997. The Company expects sales and marketing expenses to increase in absolute dollars as sales of its products grow and it attempts to develop the retail channel for its products both domestically and internationally.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses increased $0.7 million or 48% in the first quarter of 1998 compared to the same period of 1997. The increase was primarily due to increased salaries and payroll related expenses associated with additional personnel and higher consulting expenses related to the planned implementation of the Company's new management information system. General and administrative expenses represented 6% of total revenues in the three month periods ended March 31, 1998 and 1997. The Company expects general and administrative expenses to increase in absolute dollars as these functions grow to support the overall growth of the Company. General and administrative expenses could also increase substantially in the future in connection with the Company's efforts to defend its patent portfolio. See "Risk Factors-Patents Proprietary Rights and Related Litigation."

         INTEREST AND OTHER INCOME, NET. Interest and other income, net, increased $384,000 in the first quarter of 1998 compared to the same period of 1997. This increase was primarily due to higher investment balances as a result of the investment of proceeds from the sale of common stock in the Company's November 1997 follow on public offering.

         PROVISION FOR INCOME TAXES. The Company recorded a provision for income taxes at a 36% effective tax rate for the first three months of 1998 compared to a 15% effective tax rate for the same period of 1997. The effective tax rate for the first three months of 1997 was substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, foreign sales corporation tax benefits and a reduction in the deferred tax asset valuation allowance. The Company's 1998 effective tax rate is substantially higher than its 1997 rate due to the utilization of all remaining federal and state tax credit carryforwards in 1997.

Liquidity and Capital Resources

         As of March 31, 1998, the Company had working capital of $139.6 million, which included $10.6 million in cash and cash equivalents and $116.9 million in short term investments. The Company has a line of credit facility with a commercial bank under which it can borrow up to $10 million at the bank's prime rate. This line of credit facility expires in July 1998. As of March 31, 1998, the Company had $7.2 million committed under the line of credit facility for standby letters of credit. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth, and prohibits the payment of cash dividends to stockholders.

         Operating activities used $6.8 million of cash during the first three months of 1998 primarily due to a decline in current liabilities and an increase in inventories. Investing activities used $4.5 million of cash in the first three months of 1998 and included net purchases of investments of $2.7 million and $1.8 million of capital equipment purchases. During the first three months of 1998, financing activities provided $1.1 million of cash primarily from the sale of common stock under the SanDisk employee stock purchase and stock option plans.

         Depending on the demand for the Company's products, the Company may decide to make investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support its business in the future. Management believes the existing cash and cash equivalents, short term investments and available line of credit, together with cash flow from operations, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

Impact of Currency Exchange Rates

         The Company currently purchases wafers from Matsushita under purchase contracts denominated in yen. A portion of the Company's revenues are also denominated in yen. Foreign exchange exposures arising from the Company's yen denominated commitments and related accounts payable are offset to the extent the Company has yen denominated accounts receivable and cash balances. To the extent such foreign exchange exposures are not offset, the Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At March 31, 1998, there were no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.


Risk Factors

         FLUCTUATIONS IN OPERATING RESULTS. SanDisk's operating results have been and are expected to continue to be, subject to quarterly and annual fluctuations due to a variety of factors. The principal factors that have caused the Company's operating results to fluctuate in the past several quarters and may cause the Company's operating results to fluctuate in the future are the seasonality in sales of products for consumer electronics applications and unpredictable demand for the Company's products. For example, the Company's product revenues declined in the first quarter of 1998 and 1997 from the fourth quarter of the previous years, due to seasonal factors. The Company must order silicon wafers from its foundries several months prior to the date such wafers are needed. If the Company overestimates the number of silicon wafers it needs to fill product orders and as a result builds excess inventories, gross margins and operating results will be materially adversely affected. If the Company underestimates the number of silicon wafers required in a particular quarter and is unable to fulfill customer orders promptly after receipt of an order, the Company will risk losing potential sales and customers. Since the Company is selling CompactFlash, its largest volume product, into an emerging consumer market and is unable to accurately forecast future sales, there will be a material adverse effect on the Company's operating results if sales fall below the Company's expectations in a particular quarter and the Company is unable to reduce its operating expenses. The portion of the Company's quarterly sales attributable to orders received and fulfilled in the same quarter remains high and product order backlog fluctuates substantially from quarter to quarter. See "Seasonality" and "Dependence on Third Party Foundries."

         Other factors affecting the Company's operating results and gross margins include the volume of product sales, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, the timing of license and royalty revenue, fluctuations in product costs, availability of foundry capacity, variations in manufacturing cycle time, fluctuations in manufacturing yields and manufacturing utilization, the ability of the Company to achieve manufacturing efficiencies with its new and existing products, increased research and development expenses, exchange rate fluctuations and changes in general economic conditions, including economic conditions in Asia. All of these factors are difficult to forecast and these or other factors can materially affect the Company's quarterly or annual operating results or gross margins.

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

         The mix of the Company's products sold varies from quarter to quarter and will vary in the future, affecting the Company's overall average selling prices and gross margins. The Company's CompactFlash products, which represent a significant portion of the Company's product revenues, have lower average selling prices and gross margins than the Company's higher capacity FlashDisk and FlashDrive products. The Company expects sales of CompactFlash products will represent an increasing percentage of product revenues as consumer applications such as digital cameras become more popular. This shift in product mix, coupled with lower pricing due to competition, is expected to cause average selling prices to decline.

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

         INCREASING DEPENDENCE ON CONSUMER PRODUCTS. Product revenues derived from sales of products for consumer electronics applications, principally digital cameras, have increased significantly and in 1997 represented the largest portion of product revenues and units shipped. The Company expects sales of products for consumer applications to continue to represent the major portion of product revenues in 1998. There can be no assurance, however, that the Company will achieve large scale market acceptance for its products in the consumer electronics market. The Company anticipates that products sold for consumer applications will generally encounter intense competition and will be more price sensitive than products sold into its other target markets. In addition, consumer markets are more likely to experience seasonality of sales, with potential declines in sales activity during the first quarter of any year. Because of the large number of OEMs entering the digital camera market, it is likely that not all of these manufacturers will be successful in achieving market acceptance of their products. If SanDisk's OEM customers are not successful in this market, such OEM customers may have excess inventories of CompactFlash products, which may preclude follow-on orders or result in sales of their CompactFlash inventories in the open market. In addition, if market acceptance of digital cameras is slower than expected, or if the market for CompactFlash becomes saturated, the Company may encounter reduced demand for CompactFlash products, declining average selling prices or product returns, any of which would have an adverse effect on the Company's results of operations.

         The Company anticipates that a greater proportion of its sales to the consumer electronics market will be made through distributors and to retailers than is the case with the industrial/communications market. This will be particularly true if the level of after-market sales of flash memory products increases. The Company is currently expending significant resources developing a retail sales channel. The expenditures associated with this development are likely to precede the realization of significant sales through this channel. Moreover, the Company has no prior experience in the development or management of the retail channel or sales through such channel. In addition, a significant portion of retail sales for consumer applications will be made to distributors and retail chains, which typically maintain rights to return unsold inventory. As a result, the Company does not recognize revenues on sales to this channel until after the products have been sold to end users. If the Company's retail customers are not successful in this market, there could be substantial product returns to the Company. The inability to successfully develop and effectively manage the retail sales channel could have a material adverse effect on the Company's business, financial condition and results of operations.

         SEASONALITY. The Company has experienced and expects to continue to experience seasonality in its product sales. A significant portion of the Company's product revenues are derived from the sale of CompactFlash products, which are sold principally for consumer electronics applications. As a result, the Company's product sales have been and are expected to be impacted by seasonal purchasing patterns, with higher sales in the second half of each year as compared to the first half of each such year. In the past, the Company has experienced a reduction in order quantities in the first quarter from Japanese OEM customers, reflecting the fact that most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. As a result of these factors, product revenues in the first quarter of 1998 declined 24% from the level in the fourth quarter of 1997.

         COMPETITION. The flash data storage markets in which the Company competes are characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. The Company's competitors include many large domestic and international companies that have greater access to foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's primary competitors include flash chip producers such as Advanced Micro Devices, Inc. ("AMD"), Hitachi Ltd. ("Hitachi"), Intel Corporation ("Intel"), Micron Technology, Inc. ("Micron"), Mitsubishi Electronic Corporation ("Mitsubishi"), Samsung Electronics Company Ltd. ("Samsung"), Sharp Electronics Corporation ("Sharp") and Toshiba Corporation ("Toshiba"), other companies using data storage techniques such as socket flash, linear flash and system flash components, as well as package or card assemblers such as Lexar Media, Inc. ("Lexar"), M-Systems, Inc. ("M-Systems"), Simple Technology Inc. ("Simple"), SMART Modular Technologies, Inc. ("Smart Modular"), Kingston, TDK, Matsushita Battery, Inc. ("Matsushita Battery") and Viking Components, Inc. that combine controllers and flash memory chips developed by others into flash storage cards. Approximately twenty companies, including Hitachi, Lexar, Mitsubishi and Micron have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash, and the Company believes that other manufacturers will also seek to enter the CompactFlash market in the future. Competing products promoting industry standards that are different from SanDisk's CompactFlash product have been announced, including Intel's Miniature Card, Toshiba's Smart Media (Solid-State Floppy Disk Card), Sony Corporation's Memory Stick, and Matsushita Battery's recently introduced Mega Storage cards. A manufacturer of digital cameras that designs-in any one of these alternative competing standards will eliminate CompactFlash from use in its product, as each competing standard is mechanically and electronically incompatible with CompactFlash. In addition, in the third quarter of 1997, Intel announced a 64Mbit flash chip based on its multilevel cell flash. The Company's double density flash ("D2 flash") and Intel's multilevel cell flash are competing technological innovations that allow each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In November 1997, Iomega Corporation ("Iomega") announced its Clik drive, a miniaturized, mechanical, removable disk drive that Iomega claims will compete directly with SanDisk's flash card products.

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

         DEPENDENCE ON THIRD PARTY FOUNDRIES. All of the Company's products require silicon wafers, which are currently supplied by Matsushita in Japan and United Microelectronics Corporation ("UMC") in Taiwan. The Company has a development agreement with NEC in Japan, pursuant to which the Company expects to receive initial wafer shipments once the products under development complete internal qualification. In the third quarter of 1997, the Company made an investment in USIC, a semiconductor manufacturing venture headed by UMC in Taiwan, which has a fabrication facility currently under construction. The Company has arranged to receive foundry wafers from a separate UMC fabrication facility during the construction of the USIC plant. The Company completed qualification of these wafers in the first quarter of 1998. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce wafers of acceptable quality and with acceptable manufacturing yields and to deliver those wafers to the Company on a timely basis. On occasion, the Company has experienced difficulties in each of these areas. The loss or reduction of capacity from any of its foundry suppliers or the inability to qualify or receive the anticipated level of capacity from any of its manufacturing partners could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the NEC fabrication facility will commence shipments on schedule or that the USIC facility will be completed or will begin production as scheduled, or that the processes needed to fabricate wafers for the Company will be qualified at either facility. Moreover, there can be no assurance that any of the Company's suppliers will be able to maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis.

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

         To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation against one or more third parties, including but not limited to those the Company has already notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company. In March 1998, the Company filed a complaint in federal court against Lexar for infringement of a fundamental flashdisk patent. Lexar has disputed the Company's claim of patent infringement. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation, whether as a plaintiff or as a defendant, would likely result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company. In addition, the results of any litigation are inherently uncertain. For example, in 1995, the Company informed Samsung that the Company believed Samsung infringed certain of its patents. In response, Samsung filed a complaint accusing the Company of infringing two of its patents. The Company then filed a complaint against Samsung with the United States International Trade Commission (the "ITC") alleging that Samsung and its U.S. sales arm were importing and selling products that infringed two of the Company's patents. After a hearing on this matter, the ITC issued an order that both SanDisk patents were valid and that Samsung had infringed such patents, and prohibited the import, sale, marketing, distribution or advertising of Samsung's infringing flash memory circuits in the United States. In August 1997, the Company and Samsung entered into a settlement agreement resolving all aspects of this dispute, pursuant to which the parties agreed to cross-license certain patents and Samsung agreed to make license and royalty payments to the Company. While the Company believes it achieved a favorable result in this matter, the expense and diversion of management attention in connection with its resolution were substantial. In addition, the Company has notified several large flash suppliers that the Company believes certain of their existing or announced products infringe certain of the Company's patents.

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

         RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. All of the Company's wafers are, and for the foreseeable future will be, produced by foundries located outside the United States. Because the Company currently purchases a significant portion of its flash wafers in Japanese Yen at set prices, and bills certain customers in Japanese Yen, fluctuations in currencies could materially adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, the Company's products may be relatively more expensive in Asia, which could result in a decrease in the Company's sales in that region. Due to its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this item is set forth in Note 6 of the Notes to the Condensed Consolidated Financial Statements on pages 7 and 8 and under "Risk Factors - Patents, Proprietary Rights and Related Litigation" on pages 19 to 21 of this Form 10-Q for the quarterly period ended March 31, 1998, and is incorporated herein by reference.

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

        4.5 Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15,1993. /3/

        4.6 Amendment Agreement between Seagate Technology, Inc. and the Registrant, dated August 23, 1995./3/

        4.7 Form of Stock Purchase Agreement between the Registrant and Seagate Technology, Inc./3/

        4.8 Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank./7/

        9.1 Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995./3/

        10.8       Joint  Cooperation   Agreement  between  the  Registrant  and
                   Seagate Technology, Inc., dated January 15, 1993.1, /3/

        10.9 Amendment and Termination Agreement between the Registrant and Seagate Technology, Inc., dated October 28, 1994.1, /3/

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

        10.18 Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996./4/

        10.19 Business loan agreement between the Registrant and Union Bank of California, dated July 3, 1996./5/

        10.21 Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997./5/

        10.22 First and second amendments to business loan agreement between the Registrant and Union Bank of California, dated June 30, 1997./5/

        10.23 Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.1, /8/

        10.24 Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.1, /8/

        10.25 Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997./1, 8/

        10.26 Third Amendment to the Trade Finance Agreement between the Registrant and Union Bank of California. /9/

        10.27      Clarification   letter  with   regards  to  Foundry   Venture
                   Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997./9/

        21.1       Subsidiaries of the Registrant./6/

        27.1 Financial Data Schedule for the three months ended March 31, 1998. (In EDGAR format only)

        27.2 Restated Financial Data Schedule for the three months ended March 31, 1997. (In EDGAR format only)
----------

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

6. Previously filed as an Exhibit to the Registrant's 1996 Annual Report on Form 10-K.

7. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.

8. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.

9. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.


         B.  Reports on Form 8-K

          The Company filed a current report on Form 8-K dated March 23, 1998, reporting the filing of a patent infringement claim against Lexar Media, Inc.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SanDisk Corporation
                                  (Registrant)




                               By: /s/ Cindy L. Burgdorf
                                   ----------------------------------
                                   Cindy L. Burgdorf
                                   Chief Financial Officer,
                                   Senior Vice President, Finance and
                                   Administration and Secretary


DATED:        March 12, 1998