Form 10-K405/A
period 1997-12-31
SANDISK CORP
filed 1998-06-01
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K/A

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

     3.4       Form of Amended and Restated Bylaws of the Registrant./3/

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

     10.18 Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996./4/

     10.19 Business loan agreement between the Registrant and Union Bank of California, dated July 3, 1996./5/

     10.21 Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997./5/

     10.22 First and second amendments to business loan agreement between the Registrant and Union Bank of California, dated June 30, 1997./5/

     10.23 Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997./1, 8/

     10.24     Written  Assurances Re:  Foundry  Venture  Agreement  between the
               Registrant  and  United   Microelectronics   Corporation,   dated
               September 13, 1995./1, 8/

     10.25     Side  Letter  between  Registrant  and  United   Microelectronics
               Corporation, dated May 28, 1997./1, 8/

     10.26 Third Amendment to the Trade Finance Agreement between the Registrant and Union Bank of California. /9/

     10.27 Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997./9/

     21.1      Subsidiaries of the Registrant.

     27.1 Financial Data Schedule for the year ended December 31, 1997. (In EDGAR format only)

     27.2 Restated Financial Data Schedule for the year ended December 31, 1996. (In EDGAR format only)

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

                 Signature                                     Title                                   Date


By:  /s/ Dr. Eli Harari                           President, Chief Executive Officer             March 19, 1998
     ----------------------------
           (Dr. Eli Harari)                                and Director



By:  /s/ Irwin Federman                               Chairman of the Board                      March 19, 1998
     ----------------------------
           (Irwin Federman)



By:  /s/ Cindy L. Burgdorf                           Chief Financial Officer,                     March 19, 1998
     ----------------------------
          (Cindy L. Burgdorf)                   Senior Vice President, Finance and
                                                   Administration and Secretary
                                                     (Principal Financial and
                                                       Accounting Officer)

By:  /s/ William V. Campbell                                                                      March 19, 1998
     ----------------------------
         (William V. Campbell)                               Director


By:  /s/ Catherine P. Lego                                   Director                             March 19, 1998
     ----------------------------
          (Catherine P. Lego)


By:  /s/ Dr. James D. Meindl                                 Director                             March 19, 1998
     -------------------------------
         (Dr. James D. Meindl)


By:  /s/ Joseph Rizzi                                        Director                             March 19, 1998
     -------------------------------
            (Joseph Rizzi)


By:  /s/ Alan F. Shugart                                     Director                             March 19, 1998
     ------------------------------
           (Alan F. Shugart)

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


DATED: May 28, 1998