Form 10-Q
period 1998-06-30
SANDISK CORP
filed 1998-08-12
CIK 1000180

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
     X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
------------ Exchange Act of 1934 For the quarterly period ended June 30, 1998


                                       OR

             Transition report pursuant to Section 13 or 15(d) of the Securities
------------ Exchange Act of 1934 For the transition period from      to
                                                                 -----   -----


Commission File Number 0-26734


                               SanDisk Corporation
             (Exact name of registrant as specified in its charter)


                 Delaware                                       77-0191793
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

 140 Caspian Court, Sunnyvale, California                         94089
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998

       Common Stock, $0.001 par value                          26,209,294
       ------------------------------                          ----------
                    Class                                   Number of shares

                               SanDisk Corporation

                                      Index



                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
             June 30, 1998 and December 31, 1997............................ 3

         Condensed Consolidated Statements of Income
             Three and six months ended June 30, 1998 and 1997.............. 4

         Condensed Consolidated Statements of Cash Flows
             Three and six months ended June 30, 1998 and 1997.............. 5

         Notes to Condensed Consolidated Financial Statements............... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................... 10


                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 27

Item 2.  Changes in Securities............................................. 27

Item 3.  Defaults upon Senior Securities................................... 27

Item 4.  Submission of Matters to a Vote of Security Holders............... 27

Item 5.  Other Information................................................. 27

Item 6.  Exhibits and Reports on Form 8-K.................................. 28

         Signatures........................................................ 30

                          PART I. FINANCIAL INFORMATION
                               SanDisk Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

 ASSETS                                               June 30,  December 31,
                                                         1998          1997*
                                                     --------       --------
                                                           (unaudited)
Current Assets:

   Cash and cash equivalents                         $ 13,467       $ 20,888
   Short-term investments                             118,203        114,037
   Accounts receivable, net                            16,117         19,352
   Inventories                                         21,568         15,648
   Deferred tax assets                                 17,060         17,060
   Prepaid expenses and other current assets            1,255          1,406
                                                     --------       --------
Total current assets                                  187,670        188,391

Property and equipment, net                            15,591         15,892
Investment in foundry                                  40,284         40,284
Deposits and other assets                               1,141            900
                                                     --------       --------
          Total Assets                               $244,686       $245,467
                                                     ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                  $ 10,914       $ 14,111
   Accrued payroll and related expenses                 3,736          4,674
   Other accrued liabilities                            5,348          7,341
   Deferred revenue                                    26,221         27,967
                                                     --------       --------
Total current liabilities                              46,219         54,093


Stockholders' Equity:

Common stock                                          183,114        181,921
Retained earnings                                      15,353          9,453
                                                     --------       --------
Total stockholders' equity                            198,467        191,374

          Total Liabilities and
                                                     --------       --------
          Stockholders' Equity                       $244,686       $245,467
                                                     ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Information derived from the audited Consolidated Financial Statements.

                               SanDisk Corporation
                   Condensed Consolidated Statements of Income
                (In thousands, except per share data; unaudited)


                                        Three months ended     Six months ended
                                             June 30,             June 30,
                                           1998       1997       1998       1997
                                        -------    -------    -------    -------

Revenues:
   Product                              $23,480    $23,922    $48,906    $42,116
   License and royalty                    7,881      3,425     16,557      6,675
                                        -------    -------    -------    -------
Total revenues                           31,361     27,347     65,463     48,791

Cost of sales                            20,560     16,375     38,332     29,340
                                        -------    -------    -------    -------
Gross profits                            10,801     10,972     27,131     19,451

Operating expenses:
   Research and development               4,474      3,083      8,805      6,084
   Sales and marketing                    4,248      2,971      8,199      5,532
   General and administrative             1,709      1,527      3,753      2,904
                                        -------    -------    -------    -------
Total operating expenses                 10,431      7,581     20,757     14,520

Operating income                            370      3,391      6,374      4,931

Interest and other income, net            1,278        954      2,617      1,909
                                        -------    -------    -------    -------
Income before taxes                       1,648      4,345      8,991      6,840

Provision for income taxes                  595        655      3,235      1,025
                                        =======    =======    =======    =======
Net income                              $ 1,053    $ 3,690    $ 5,756    $ 5,815
                                        =======    =======    =======    =======

Net income per share
     Basic                               $ 0.04     $ 0.16     $ 0.22     $ 0.26
     Diluted                             $ 0.04     $ 0.15     $ 0.21     $ 0.24

Shares used in computing
net income per share
     Basic                               26,168     22,475     26,094     22,437
     Diluted                             27,834     24,414     27,928     24,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Cash Flows
                            (In thousands; unaudited)

                                                             Six months ended
                                                                 June 30,
                                                               1998        1997
                                                           --------    --------
Cash flows used in operating activities:
Net income                                                 $  5,756    $  5,815
Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation                                          3,166       1,811
        Accounts receivable, net                              3,235      (4,366)
        Inventory                                            (5,920)     (2,035)
        Prepaids and other assets                               (90)        429
        Accounts payable                                     (3,197)        (66)
        Accrued payroll and related expenses                   (938)        241
        Other accrued liabilities                            (1,993)       (251)
        Deferred revenue                                     (1,746)     (2,180)
                                                           --------    --------
            Total adjustments                                (7,483)     (6,417)

                                                           --------    --------
     Net cash used in operating activities                   (1,727)       (602)

Cash flows provided by (used in) investing activities:
        Purchases of short term investments                 (85,654)    (29,626)
        Proceeds from sale of short term investments         81,632      34,313
        Acquisition of capital equipment                     (2,865)     (2,936)
                                                           --------    --------
     Net cash provided by (used in) investing activities     (6,887)      1,751

Cash flows from financing activities:
        Sale of common stock                                  1,193         646
                                                           --------    --------
     Net cash provided by financing activities                1,193         646

                                                           --------    --------
Net increase (decrease) in cash and cash equivalents         (7,421)      1,795

Cash and cash equivalents at beginning of period             20,888      19,323

                                                           ========    ========
Cash and cash equivalents at end of period                 $ 13,467    $ 21,118
                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements


1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and Subsidiaries (the "Company") as of June 30, 1998, and the results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for the year ended December 31, 1997. The condensed consolidated balance sheet data as of December 31, 1997 was derived from the audited financial statements.

       The results of operations and cash flows for the three and six month period ended June 30, 1998 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The second fiscal quarter of 1998 and 1997 ended on June 28, 1998 and June 29, 1997, respectively. Fiscal year 1997 ended on December 28, 1997. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. The components of inventory consist of the following:

                                June 30,         December 31,
                                    1998                 1997
                                --------             --------
                                       (In thousands)
            Raw materials       $  4,416             $  3,289
            Work-in-process       11,643               10,340
            Finished goods         5,509                2,019
                                --------             --------
                                $ 21,568             $ 15,648
                                ========             ========

5. The following table sets forth the computation of basic and diluted earnings per share:


                                                Three months ended   Six months ended
                                                     June 30,             June 30,
                                                   1998      1997       1998     1997

                                                -------   -------   -------   -------

                                                        (In thousands, except
                                                          per share amounts)
Numerator:
      Numerator for basic and diluted
         net income per share - net income      $ 1,053   $ 3,690   $ 5,756   $ 5,815
                                                =======   =======   =======   =======

Denominator for basic net income per share:
      Weighted average common shares             26,168    22,475    26,094    22,437
                                                -------   -------   -------   -------
Shares used in computing basic net income
per share                                        26,168    22,475    26,094    22,437
                                                =======   =======   =======   =======

Basic net income per share                      $  0.04   $  0.16   $  0.22   $  0.26
                                                =======   =======   =======   =======

Denominator for diluted net income per share:
      Weighted average common shares             26,168    22,475    26,094    22,437
      Employee stock options and warrants
           to purchase common stock               1,666     1,939     1,834     1,823
                                                -------   -------   -------   -------
Shares used in computing diluted net income
per share                                        27,834    24,414    27,928    24,260
                                                =======   =======   =======   =======

Diluted net income per share                    $  0.04   $  0.15   $  0.21   $  0.24
                                                =======   =======   =======   =======



6. To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation with one or more third parties, including but not limited to those the Company has notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company.

       In March 1998, the Company filed a complaint in federal court against Lexar Media, Inc. ("Lexar") for infringement of a fundamental flashdisk patent. Lexar has disputed the Company's claim of patent infringement, claimed SanDisk's patent is invalid or unenforceable and asserted various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. SanDisk has denied each of Lexar's counterclaims.

        In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. As a result, discovery in the Lexar suit will commence in August 1998. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

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

7. The Company recorded a provision for income taxes at a 36% effective tax rate for the first six months of 1998 compared to a 15% effective tax rate for the same period of 1997. The effective tax rate for the first six months of 1997 was substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, Foreign Sales Corporation tax benefits and a reduction in the deferred tax asset valuation allowance.

8. The Company has a credit agreement (the Agreement) with a bank, which was renewed in July 1998. Under the provisions of the Agreement, which expires in July 1999, the Company may borrow up to $10.0 million on a revolving line of credit at the bank's prime interest rate. Amounts under the revolving line of credit can be applied to the issuance of letters of credit up to the full amount of the credit line. At June 30, 1998, $7.2 million of letters of credit were outstanding. In addition, under the Agreement, the Company also has a $15.0 million foreign exchange contract line under which the Company may enter into foreign exchange contracts. As of June 30, 1998, $4.4 million was outstanding under the foreign exchange contract portion of the line. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The Agreement prohibits the payment of cash dividends to stockholders.

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

                                     Three months ended   Six months ended
                                           June 30,           June 30,
                                        1998      1997      1998      1997
                                     -------   -------   -------   -------
                                                (In thousands)

Net income                           $ 1,053   $ 3,690   $ 5,756   $ 5,815

 Unrealized gain (loss) on
     available-for-sale securities        19        76       144       (10)
                                     -------   -------   -------   -------

Comprehensive income                 $ 1,072   $ 3,766   $ 5,900   $ 5,805
                                     =======   =======   =======   =======

       Accumulated other comprehensive income, which consists of gains (losses) on available-for-sale securities, was $187,000 and ($4,000) at June 30, 1998 and 1997, respectively.

10. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

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

Overview

         The Company was founded in 1988 to develop and market flash data storage systems. The Company sells its products to the consumer electronics and industrial/communications markets. During the course of 1997, the percentage of the Company's product sales attributable to the consumer electronics market, particularly sales of its CompactFlash products for use in digital camera applications, increased substantially. This increase in sales to the consumer market resulted in a shift to lower capacity products, which typically have lower average selling prices and gross margins than higher capacity products. In addition, these products are frequently sold into the retail channel, which usually has shorter customer order lead-times than the other channels used by the Company, thereby decreasing the Company's ability to accurately forecast future production needs. Subject to continued market acceptance of its CompactFlash products, the Company believes these products will continue to represent a majority of the Company's sales as the popularity of consumer applications, including digital cameras, increases. The percentage of sales attributable to orders received and fulfilled in the same quarter has increased over time and, in response, the Company is continuing to work to shorten its manufacturing cycle times.

         The  Company's  operating  results are  affected by a number of factors including the volume of product sales, the timing of significant orders, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, the timing of license and royalty revenues, fluctuations in product costs, the ability of the Company to achieve manufacturing efficiencies with its new and existing products, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, increased research and development expenses and exchange rate fluctuations. In addition, as the proportion of the Company's products sold for use in consumer electronics applications increases, the Company's revenues may become subject to seasonal declines in the first quarter of each year. See "Risk Factors - Fluctuations in Operating Results", "- Increasing Dependence on Consumer Products" and "- Seasonality."

         Beginning in late 1995, the Company adopted a strategy of licensing its flash technology, including its patent portfolio, to selected third party manufacturers of flash products. To date, the Company has entered into patent cross-license agreements with six companies, and it intends to pursue opportunities to enter into additional licenses. The Company's current license agreements provide for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

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

         Due to the emerging nature of the Company's markets and certain planned product transitions, the Company has had difficulty forecasting future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle time, the Company has been required to order wafers from its foundries several months in advance of the ultimate shipment of its products. Under the Company's wafer supply agreements, there are limits on the number of wafers the Company can order and the Company's ability to change that quantity is restricted. Accordingly, the Company's ability to react to significant fluctuations in demand for its products is limited. As a result, the Company has not been able to match its purchases of wafers to specific customer orders and therefore the Company has from time to time taken write downs for potential excess inventory purchased prior to the receipt of customer orders. Also, the Company has from time to time taken write downs of inventory to reflect a lower of cost or market valuation. The Company most recently recorded such a write down in the second quarter of 1998. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter to quarter basis. See "Risk Factors - Fluctuations in Operating Results."

         Export sales are an important part of the Company's business. While a majority of the Company's revenues from sales to Asian countries are derived from OEM customers who plan to export their products to countries outside of Asia, the Asian economic crisis has and may continue to adversely effect the Company's revenues to the extent that demand for the Company's products in Asia declines. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, the Company's products are and may continue to be relatively more expensive in Asia, which could result in a decrease in the Company's sales in that region. The Company has and may continue to experience pressure on its gross margins as a result of increased price competition from Asian competitors. While most of the Company's sales are denominated in U.S. Dollars, the Company invoices certain Japanese customers in Japanese Yen and is subject to exchange rate fluctuations on these transactions. To date, a portion of the Company's purchases of wafers, which constitute a significant part of its cost of goods sold, have been denominated in Japanese Yen. While this percentage has been decreasing, exchange rate fluctuations can affect the Company's business, financial condition and results of operations. See "Risk Factors - Risks Associated with International Operations."

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

         The Company is aware of problems associated with computer systems as the year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue is complex and wide ranging. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, manufacturing, and planning. The problem may also affect embedded systems such as building security systems, machine controllers and production test equipment. Year 2000 problems with these systems may affect the ability or efficiency with which the company can perform many significant functions, including but not limited to: order processing, material planning, product assembly, product test, invoicing, and financial reporting. In addition, the problem may affect the computer systems of the Company's suppliers and customers, disrupting their operations. Year 2000 problems with the Company's business partners may impact the Company's sources of supply and demand.

         The Company has established a year 2000 Risk Management program to assess the impact of the year 2000 issue on SanDisk, and coordinate remediation activities. The Company is in the process of certifying that it's products are year 2000 compliant. Preliminary product testing has uncovered no Year 2000 problems in the Company's products. Preliminary investigation into product design, specifically firmware, microcode, and software developer tool kits has uncovered no design assumptions or application programming interfaces that would cause year 2000 problems. The Company expects to compete the year 2000 compliance testing of its products in the third quarter of 1998.

         The year 2000 compliance assessment of the Company's management information system is complete, and remediation is well underway. The Company currently uses a commercially available fully integrated MRP II (Materials Requirement Planning and Accounting system) software application that is not year 2000 compliant. This system is used for Accounting, Order Processing, Planning, Inventory Control, Shop Floor Control and Distribution. This system is now being replaced with a commercial system that is year 2000 compliant. The replacement project is expected to be completed in 1998.

         The assessment and remediation of year 2000 problems in tertiary business information systems is on-going. Well over 90% of the company's investment in desktop PC hardware is known to be year 2000 compliant. The majority of the software used on these systems and network servers are recent versions of vendor supported, commercially available products. Upgrading these applications as year 2000 compliant patches are released by the respective vendors has not been a significant burden on the company.

         The assessment and remediation of year 2000 problems in computer systems used for facilities control, machine control, and manufacturing testing is on-going. The most significant year 2000 issue in this area has been found to be related to older wafer test equipment. This equipment is not expected to be in use in the year 2000. The Company is phasing in new year 2000 compliant wafer test equipment in conjunction with the introduction of new generations of flash memory.

         The cost of the Year 2000 project related to upgrading the Company's core management information system is estimated to be approximately $1.0 million. The Company has capitalized approximately $400,000 for the cost of purchased software and hardware. The Company estimates it will incur approximately $350,000 of consulting expenses over the next few quarters related to the implementation of its new information system. The additional expenses related to the management of the year 2000 compliance program and completing the assessment of the Company's internal and external risks is not expected to be material to the Company's quarterly operating results.

         The costs and time schedule for the Year 2000 problem abatement are based on management's best estimates for the implementation of its new management information system and year 2000 problems uncovered to date. These estimates were derived utilizing numerous assumptions, including that the most significant Year 2000 risks have already been identified, that certain resources will continue to be available, that third party plans will be fulfilled, and other factors. However, there can be no guarantee that these estimates will be achieved or that the anticipated time schedule will be met and actual results could differ materially from those anticipated.

         Specific contingency plans for systems that pose significant risk to on-going operations are being developed under the auspices of the Company's year 2000 Risk Management program. If the Company is unable to complete the replacement of its core management information system in a timely manner, an alternative plan has been developed. This plan consists of applying available vendor supplied software patches to the existing system. The costs and time involved to complete this alternative are expected to be minimal. Should previously undetected Year 2000 problems be found in other systems, these systems will either be upgraded, replaced, turned off, or operated in place with manual procedures to compensate for their deficiencies. While the Company believes that these alternative plans would be adequate to meet the Company's needs without materially impacting its operations, there can be no assurance that such alternatives would be successful or that the Company's results of operations would not be materially adversely affected by the delays and inefficiencies inherent in conducting operations in this manner.

         There may be additional Year 2000 problems that are as yet unknown to the Company and for which remediation plans have not yet been made. Any such year 2000 compliance problem of either the Company, or its suppliers or customers could materially adversely affect the Company's business, results of operations, financial condition, and prospects. There can be no assurance that the Company's insurance will cover losses from business interruptions arising from year 2000 problems of the Company or its suppliers.
See "Risk Factors - Year 2000 Compliance."


Results of Operations

         Product Revenues. SanDisk's product revenues were $23.5 million in the second quarter of 1998, down $0.4 million or 2% from the second quarter of 1997. Product revenues for the first half of 1998 were $48.9 million, up $6.8 million or 16% from the same period in 1997. During the three and six month periods ended June 30, 1998, units shipped increased 17% and 42%, respectively, from the same periods of 1997. In the second quarter of 1998, the trend toward sales of higher capacity cards continued with the average megabyte capacity per unit increasing 56% from the same period of the prior year. Due to the decline in average selling prices, the average selling price per megabyte of capacity declined by 50% over this period. CompactFlash average selling prices have eroded more quickly than anticipated due to increased price competition and weak demand. The Company anticipates that CompactFlash and other small form factor products will continue to represent the major portion of its sales as consumer applications such as digital cameras become more popular. Due to price sensitivity and intense competition in the consumer market, sales of these products generally have lower average selling prices and gross margins than the Company's higher capacity FlashDisk and FlashDrive products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

         Sales to Japan declined 20% in the second quarter of 1998 compared to the same period in 1997 due to the to the economic recession in Japan and the Company's transition to a direct sales model from the use of distributors in the retail channel in Japan. The Company continues to experience limited bookings visibility, particularly in Japan. More than one half of the Company's anticipated quarterly revenues continue to be turns business, orders received and fulfilled in the same quarter, with customers demanding short lead times and quick delivery schedules, thus capitalizing on the current market conditions and aggressive pricing environment. Due to a number of factors described herein and in "Risk Factors," the Company's ability to adjust its operating expenses is limited in the short term. As a result, if product revenues are lower than anticipated, the Company's results of operations will be adversely affected. See

"Risk Factors-Fluctuations in Operating Results", "- Risks Associated with International Operations" and "Seasonality."

         While SanDisk has been successful winning design-ins for many new applications, it generally takes several quarters for these new customer products to reach the market. It is difficult to predict the timing of related new product introductions and future sales volumes from these design-ins as the success of the customers' products is uncertain. There can be no assurance the applications will be developed and marketed successfully or at all. As new markets develop, competition is expected to increase, which will likely cause average selling prices to decline further and may cause gross margins to decline.

         Export sales represented 46% of product revenues for the three and six month periods ended June 30, 1998 compared with 52% and 47%, respectively, for the same periods of the previous year. The Company expects international sales to continue to represent a significant portion of revenues. The Company's top ten customers represented 64% of product revenue in the second quarter of 1998 compared to 67% for the same period in 1997. The Company expects that sales to a limited number of customers will continue to represent a substantial portion of its revenues for the foreseeable future.

         License and Royalty Revenues. The Company currently earns patent licenses and royalty revenues under six cross license agreements, with Hitachi, Intel, Samsung, Sharp, Silicon Storage Technology, Inc. ("SST") and Toshiba. License and royalty revenue from patent cross license agreements was $7.9 million in the second quarter of 1998, up $4.5 million from $3.4 million in the same period of 1997 primarily due to license and royalty revenues earned under agreements with Hitachi, Toshiba and Sharp which were entered into in the second half of 1997. In the first half of 1998, revenue from patent license and royalties was $16.6 million, up $9.9 million from the same period of 1997. Revenues from patent licenses and royalties increased to 25% of total revenues in the three and six month periods ended June 30, 1998 from 13% and 14% respectively, for the same periods of the previous year. The Company currently expects that revenues from patent licenses and royalties will be in the range of $7.5 to $8.0 million in the third quarter of 1998 due to the timing of revenue recognition under the various agreements.

         Gross Profits. In the second quarter of 1998, gross profits were $10.8 million or 34% of total revenues, down slightly from $11.0 million or 40% of total revenues for the same period of 1997. Gross profits for the first half of 1998 were $27.1 million or 41% of total revenues compared to $19.5 million or 40% of total revenues for the same period in the previous year. The growth in overall gross profits for the first half of 1998 was due to an increase in license and royalty revenue. Product gross margins decreased to 12% in the second quarter of 1998 compared to 32% for the same period of 1997. The decrease was primarily due to the decline in average selling prices. A lower of cost or market inventory write down also contributed to the decline in gross margins. The Company expects to complete the transition from 32Mbit, 0.4 micron technology to the more cost effective 64Mbit, 0.35 micron technology and begin shipment of its 80Mbit D2 flash products in the second half of 1998. If this transition is successful, the Company expects gross margins to recover to the low 20% range over this period. While the Company has ongoing efforts to reduce manufacturing costs, there can be no assurance that these cost reductions will be adequate to offset average selling price declines due to anticipated increased competition.

         Research and Development. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased $1.4 million or 45% in the second quarter of 1998 compared to the same period in 1997. In the first half of 1998 research and development expenses increased $2.7 million compared to the first half of 1997. These increases were primarily due to an increase in salaries and payroll related expenses associated with additional personnel, increased project related expenses and increased depreciation due to capital equipment additions. Research and development expenses represented 14% of total revenues for the second quarter of 1998 compared to 11% for the same period in 1997. The Company expects research and development expenses to continue to increase in absolute dollars to support the development of new generations of flash data storage products and the addition of new foundries to manufacture the Company's products.

         Sales and Marketing. Sales and marketing expenses include salaries and payroll related expenses, sales commissions and travel expenses for the Company's sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses increased $1.3 million or 43% in the second quarter of 1998 compared to the same period in 1997. In the first half of 1998, sales and marketing expenses increased $2.7 million compared to the first half of 1997. These increases were primarily due to increased marketing and sales expenses related to the development of the retail channel for the Company's products. An increase in salaries and payroll related expenses associated with additional personnel also contributed to the increase in the first half of 1998. Sales and marketing expenses represented 14% of total revenues in the second quarter of 1998 compared to 11% for the same period of 1997. The Company expects sales and marketing expenses to increase in absolute dollars as sales of its products grow and it continues to develop the retail channel for its products both domestically and internationally.

         General and Administrative. General and administrative expenses include the cost of the Company's finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses increased $0.2 million or 12% in the second quarter of 1998 compared to the same period of 1997. In the first half of 1998, general and administrative expenses increased $0.8 million or 29% compared to the first half of 1997. These increases were primarily due to increased salaries and payroll related expenses associated with additional personnel and higher consulting expenses related to the implementation of the Company's new management information system. General and administrative expenses represented 5% of total revenues in the second quarter of 1998 compared to 6% for the same period in 1997. The Company expects general and administrative expenses to increase in absolute dollars as these functions grow to support the overall growth of the Company. General and administrative expenses could also increase substantially in the future in connection with the Company's efforts to defend its patent portfolio. See "Risk Factors-Patents Proprietary Rights and Related Litigation."

         Interest and Other Income, Net. Interest and other income, net, increased $324,000 in the second quarter of 1998 compared to the same period of 1997. This increase was primarily due to higher investment balances as a result of the investment of proceeds from the sale of common stock in the Company's November 1997 follow on public offering.

         Provision for Income Taxes. The Company recorded a provision for income taxes at a 36% effective tax rate for the first six months of 1998 compared to a 15% effective tax rate for the same period of 1997. The effective tax rate for the first six months of 1997 was substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, foreign sales corporation tax benefits and a reduction in the deferred tax asset valuation allowance. The Company's 1998 effective tax rate is substantially higher than its 1997 rate due to the utilization of all remaining federal and state tax credit carryforwards in 1997.

Liquidity and Capital Resources

         As of June 30, 1998, the Company had working capital of $141.5 million, which included $13.5 million in cash and cash equivalents and $118.2 million in short term investments. The Company has a line of credit facility with a commercial bank under which it can borrow up to $10 million at the bank's prime rate. This line of credit facility expires in July 1999. As of June 30, 1998, the Company had $4.4 million committed under the foreign exchange facility of the line of credit for Yen forward exchange contracts that mature in September of 1998. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth, and prohibits the payment of cash dividends to stockholders.

         Operating activities used $1.7 million of cash during the first six months of 1998 primarily due to a decline in current liabilities and an increase in inventories. Investing activities used $6.9 million of cash in the first six months of 1998 and included net purchases of investments of $4.0 million and $2.9 million of capital equipment purchases. During the first six months of 1998, financing activities provided $1.2 million of cash primarily from the sale of common stock under the SanDisk employee stock purchase and stock option plans.

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

Impact of Currency Exchange Rates

         The Company currently purchases wafers from Matsushita under purchase contracts denominated in yen. A portion of the Company's revenues are also denominated in yen. Foreign exchange exposures arising from the Company's yen denominated commitments and related accounts payable are offset to the extent the Company has yen denominated accounts receivable and cash balances. To the extent such foreign exchange exposures are not offset, the Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At June 30, 1998, there were $4.4 million in Yen forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.


Risk Factors

         Fluctuations in Operating Results. SanDisk's operating results have been and are expected to continue to be, subject to quarterly and annual fluctuations due to a variety of factors. The principal factors that have caused the Company's operating results to fluctuate in the past several quarters and may cause the Company's operating results to fluctuate in the future are unpredictable demand for the Company's products, declining average selling prices, the economic recession in Japan and the seasonality in sales of products for consumer electronics applications. For example, the Company's product revenues declined in the first and second quarters of 1998 due to lower average selling prices, a decline in sales to Japan and seasonal factors.

         The Company must order silicon wafers from its foundries several months prior to the date such wafers are needed. If the Company overestimates the number of silicon wafers it needs to fill product orders and as a result builds excess inventories, gross margins and operating results will be materially adversely affected. For example, in the second quarter of 1998 product gross margins declined to 12% from 30% in the previous quarter partially due to a lower of cost or market write down of inventory. Because the Company is selling CompactFlash, its largest volume product, into an emerging consumer market and is unable to accurately forecast future sales, there will be a material adverse effect on the Company's operating results if sales fall below the Company's expectations in a particular quarter and the Company is unable to reduce its operating expenses. The portion of the Company's quarterly sales attributable to orders received and fulfilled in the same quarter ("turns business") remains higher than 50% and product order backlog fluctuates substantially from quarter to quarter. See "Seasonality" and "Dependence on Third Party Foundries."

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

         The Company has increased its expense levels to support its anticipated growth, including expenses associated with the expansion of the Company's in-house assembly and test operations. The Company expects to continue to increase its operating expenses by hiring additional personnel to support expected growth in sales unit volumes, increased marketing and sales efforts and accelerated research and development activities. If the Company does not achieve increased levels of revenues commensurate with these increased levels of operating expenses, or if the Company's revenues decrease or do not meet the Company's expectations for a particular period, the Company's business, financial condition and results of operations will be materially adversely affected.

         The mix of the Company's products sold varies from quarter to quarter and will vary in the future, affecting the Company's overall average selling prices and gross margins. The Company's CompactFlash products, which currently represent a significant portion of the Company's product revenues, have lower average selling prices and gross margins than the Company's higher capacity FlashDisk and FlashDrive products. The Company expects that sales of CompactFlash products will represent a significant percentage of product revenues as consumer applications such as digital cameras become more popular.
This dependence on CompactFlash sales, coupled with lower pricing due to competition, has caused and is expected to continue to cause average selling prices to decline, sometimes at a faster rate than cost reductions implemented by the Company.

         The Company has adopted a strategy of cross-licensing its patents to other manufacturers of flash products. Under such arrangements, the Company earns license fees and royalties on terms that are individually negotiated. The timing of recognition of revenues from these payments depends on the terms of each contract, and, in some cases, on the timing of product shipments by the third parties. As a result, license and royalty revenue has fluctuated significantly in the past and may fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenue, gross margins and net income are likely to fluctuate more with changes in license and royalty revenue than with changes in product revenue.

         Dependence on Emerging Markets and New Products. The Company's success depends to a significant extent upon the development of emerging markets and new applications for flash data storage systems, as well as on its ability to introduce commercially attractive and competitively priced products on a timely basis. The Company believes that continued significant expenditures for research and development will be required in the future. In particular, the Company intends to develop new products with increased memory capacity at a lower cost per megabyte, which the Company believes will be essential to its ability to remain competitive. In November 1997, the Company introduced a new removable storage card product family, the MultiMediaCard ("MMC"). MMC is targeted for the emerging markets for mobile smart phones, advanced pagers and consumer multimedia devices. MMC will initially be offered in storage capacities of 4MB and 8MB. The Company does not expect to generate material revenues from MMC sales in 1998. There can be no assurance that the Company will successfully develop any of these new products, that new applications or markets for flash data storage will develop as expected by the Company, that prospective customers developing products for any such markets will design the Company's products into their products and successfully introduce such products, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of new applications or markets to develop or the failure of the Company's products to be accepted by the market would have a material adverse effect on the Company's business, financial condition and results of operations.

         Increasing Dependence on Consumer Products. Product revenues derived from sales of products for consumer electronics applications, principally digital cameras, have increased significantly and in 1997 represented the largest portion of product revenues and units shipped. The Company expects sales of products for consumer applications to continue to represent the major portion of product revenues in 1998. There can be no assurance, however, that the Company will achieve large scale market acceptance for its products in the consumer electronics market. The Company anticipates that products sold for consumer applications will generally encounter intense competition and will be more price sensitive than products sold into its other target markets. In addition, consumer markets require larger expenditures for marketing and promotion to establish brand name recognition and preference.

         Consumer markets are more likely to experience seasonality of sales, with potential declines in sales activity during the first quarter of any year. Because of the large number of OEMs entering the digital camera market, it is likely that not all of these manufacturers will be successful in achieving market acceptance of their products. If SanDisk's OEM customers are not successful in this market, such OEM customers may have excess inventories of CompactFlash products, which may preclude follow-on orders or result in sales of their CompactFlash inventories in the open market. The market acceptance of digital cameras that use CompactFlash has been slower than expected and the number of companies supplying CompactFlash has increased, causing average selling prices and product gross margins to decline at a rapid rate. If market acceptance of digital cameras that use CompactFlash continues to be slower than expected, or if the market for CompactFlash becomes saturated, the Company may encounter reduced demand for CompactFlash products, declining average selling prices or product returns, any of which would have an adverse effect on the Company's results of operations.

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

         Seasonality. The Company has experienced and expects to continue to experience seasonality in its product sales. A significant portion of the Company's product revenues are derived from the sale of CompactFlash products, which are sold principally for consumer electronics applications. As a result, the Company's product sales have been and are expected to be impacted by seasonal purchasing patterns, with higher sales in the second half of each year as compared to the first half of each such year. In the past, the Company has experienced a reduction in order quantities in the first quarter from Japanese OEM customers, reflecting the fact that most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. In the first quarter of 1998, product revenues declined 24% from the level in the fourth quarter of 1997 due to these seasonal factors and the Asian economic crisis

         Competition. The flash data storage markets in which the Company competes are characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. The Company's competitors include many large domestic and international companies that have greater access to foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's primary competitors include flash chip producers such as

Advanced Micro Devices, Inc. ("AMD"), Hitachi Ltd. ("Hitachi"), Intel Corporation ("Intel"), Micron Technology, Inc. ("Micron"), Mitsubishi Electronic Corporation ("Mitsubishi"), Samsung Electronics Company Ltd. ("Samsung"), Sharp Electronics Corporation ("Sharp") and Toshiba Corporation ("Toshiba"), other companies using data storage techniques such as socket flash, linear flash and system flash components, as well as package or card assemblers such as Lexar Media, Inc. ("Lexar"), M-Systems, Inc. ("M-Systems"), Simple Technology Inc. ("Simple"), SMART Modular Technologies, Inc. ("Smart Modular"), Sony Corporation ("Sony"), Kingston, TDK, Matsushita Battery, Inc. ("Matsushita Battery") and Viking Components, Inc. that combine controllers and flash memory chips developed by others into flash storage cards. Several companies, including Hitachi, Lexar, Mitsubishi and Micron have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash, and the Company believes that other manufacturers will enter the CompactFlash market in the future. Competing products promoting industry standards that are different from SanDisk's CompactFlash product have been announced, including Intel's Miniature Card, Toshiba's Smart Media (Solid-State Floppy Disk Card), Sony Corporation's Memory Stick, and Matsushita Battery's recently introduced Mega Storage cards. A manufacturer of digital cameras that designs-in any one of these alternative competing standards will eliminate CompactFlash from use in its product, as each competing standard is mechanically and electronically incompatible with CompactFlash. In addition, in the third quarter of 1997, Intel announced a 64Mbit flash chip based on its multilevel cell flash. The Company's double density flash ("D2 flash") and Intel's multilevel cell flash are competing technological innovations that allow each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In November 1997, Iomega Corporation ("Iomega") announced its Clik drive, a miniaturized, mechanical, removable disk drive that Iomega claims will compete directly with SanDisk's flash card products.

         In the first and second quarters of 1998, Sony's Mavica digital camera captured approximately 40% of the US market for digital cameras according to independent industry analysts. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash (or any other flash) cards. If other manufacturers adopt the Mavica format and it becomes the new "defacto standard", this will significantly reduce the Company's sales prospects for CompactFlash cards. The Company's MMC products are expected to face stiff competition from Toshiba's SmartMedia flash cards and Sony's flash Memory Stick. Sony announced its intention to begin shipments of the Memory Stick in the fourth quarter of 1998. Although the Memory Stick is proprietary to Sony, its possible adoption and widespread use in future products may adversely impact future sales of the Company's MMC and CompactFlash products.

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

         The Company's ability to compete in the Japanese market against Japanese flash card suppliers has been impacted by the weak Yen. If the Yen's decline against the dollar continues unchecked the Company's sales and gross margins in Japan will be adversely affected.

         The Company has entered into patent cross-license agreements with Hitachi, Intel, Samsung, Sharp Toshiba, and SST pursuant to which each party may manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. As the Company continues to license its patents to certain of its competitors, competition will increase. As a result of the above factors, the Company expects to face substantially more competition in the future than it has to date. Increased competition could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its ability to compete successfully depends on a number of factors, which include price and quality, product performance and availability, success in developing new applications for system flash technology, adequate foundry capacity, efficiency of production, and timing of new product announcements or introductions by the Company, the number and nature of the Company's competitors in a given market, successful protection of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition or results of operations.

         Declining Average Sales Prices. The Company has experienced, and expects to continue to experience, declining average sales prices for its products. For example in the second quarter of 1998 average selling prices declined 18% compared to the second quarter of 1997. During this same period the average selling price per megabyte of capacity declined 50%. The flash data storage markets in which the Company competes are characterized by intense competition. Therefore, the Company expects to incur increasing pricing pressures from its customers in future periods, which will likely result in a further decline in average sales prices for the Company's products. To offset declining average sales prices, the Company believes that it must continue to achieve manufacturing cost reductions as well as develop new products that incorporate advanced features and can be sold at higher average gross margins. If, however, the Company is unable to achieve such cost reductions, it may not be able to remain price competitive, resulting in lost sales, and the Company's gross margins could decline, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         During the second quarter of 1998, the semiconductor industry as a whole experienced significant production over capacity, and a further decline in DRAM pricing. This "buyers market" has created an environment of somewhat irrational pricing even in flash memories. The Company believes that the current semiconductor down cycle may continue for the next few quarters, putting continuing pressure on average selling prices and product gross margins.

          Risks Associated with International Operations. Sales of the Company's products have been denominated to date primarily in United States dollars. Increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, the Company's products are relatively more expensive in Asia, which has resulted and may continue to result in a decrease in the Company's sales in that region. In the second quarter of 1998, sales to the Japan declined to 30% of total sales, primarily as a result of the Japanese economic crisis and market recession. If the current market conditions in Japan do not improve, or further decline, results of operations may be adversely affected.

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

         Customer Concentration. A limited number of customers have historically accounted for a substantial portion of the Company's revenues and the Company expects this trend to continue. Sales to the Company's customers are generally made pursuant to standard purchase orders rather than long-term contracts. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this variability to continue as certain customers increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customers' products. Under a joint cooperation agreement signed in January 1993, Seagate has the option to market the Company's products beginning in 1999 and, if exercised, the Company will be required to coordinate sales with Seagate so that up to one-third of the Company's worldwide net revenues could be generated from sales of the Company's flash products through Seagate. SanDisk may terminate this agreement by giving one year written notice of termination beginning in January 1999.

         Dependence on Third Party Foundries. All of the Company's products require silicon wafers, which are currently supplied by United Microelectronics Corporation ("UMC") in Taiwan and Matsushita in Japan. The Company has a development agreement with NEC in Japan, pursuant to which the Company expects to receive initial wafer shipments once the products under development complete internal qualification. In the third quarter of 1997, the Company made an investment in USIC, a semiconductor manufacturing venture headed by UMC in Taiwan. The Company has arranged to receive foundry wafers from a separate UMC fabrication facility during the qualification of the USIC plant. During the second quarter of 1998, the Company received first wafers from the USIC facility. Under the current development schedule, the Company should complete the qualification and start production at USIC in the third quarter of 1998. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce wafers of acceptable quality and with acceptable manufacturing yields and to deliver those wafers to the Company on a timely basis. On occasion, the Company has experienced difficulties in each of these areas. The loss or reduction of capacity from any of its foundry suppliers or the inability to qualify or receive the anticipated level of capacity from any of its manufacturing partners could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the NEC fabrication facility will commence shipments on schedule or that the USIC facility will begin production as scheduled, or that the processes needed to fabricate wafers for the Company will be qualified at either facility. Moreover, there can be no assurance that any of the Company's suppliers will be able to maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis.

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

         Dependence on Sole Source Suppliers and Third Party Subcontractors. The Company purchases several critical components from single or sole source vendors for which alternative sources are not currently available. Even where alternative suppliers are available, a significant amount of time would be required to qualify an additional vendor in the case of certain of the Company's components. The Company does not maintain long-term supply agreements with any of these vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's business, financial condition and results of operations. For example, the Company relies on Motorola, Inc. ("Motorola") as the sole source of certain designs of microcontrollers, which are critical components in the Company's products. The sole source risk associated with microcontrollers from Motorola is heightened during transitions from one generation of microcontrollers to the next, given the limited safety stock available during these transitions. In the event Motorola were to discontinue shipment of microcontrollers for any reason, the time to design and qualify an alternative source would be approximately nine to twelve months. The Company's reliance on Motorola as its sole source of certain microcontrollers exposes the Company to interruptions of supply that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company has developed new products based on D2 (Double Density) flash technology, a new flash architecture designed to store two bits in each flash memory cell. The Company began low-volume shipments of its 64Mbit D2 flash products in the third quarter of 1997. The Company introduced its new 80Mbit D2 flash chip in November 1997 and expects to begin customer shipments of products utilizing this chip in the second half of 1998. The Company experienced delays in the production ramp up of the 64Mbit D2 technology and has subsequently shifted its resources to the qualification and production startup of the second generation 80Mbit D2 design. Consequently, product revenues from the 64Mbit D2 were not material in 1997, and the product was made obsolete by the 80Mbit D2 design. The Company believes that D2 flash will be important to the Company's ability to increase the capacity and decrease the cost of certain of its products, maintain its competitive advantage, broaden its target markets and attract strategic partners. High density flash memory, such as D2 flash, is a complex technology requiring tight manufacturing controls and effective test screens. The shift to volume production for new flash products is particularly prone to problems which can impact both reliability and yields, thereby increasing manufacturing costs. There can be no assurance that reliable and cost effective D2 flash products can be manufactured in commercial volumes and with yields sufficient to result in a lower cost per megabyte. Furthermore, flash data storage products designed with 80Mbit D2 flash are expected to initially exhibit approximately one-quarter of the write performance of the Company's existing products when writing data into memory, potentially excluding their use in certain applications, such as digital cameras, thereby limiting their revenue generating potential.

         Manufacturing Yields. The fabrication of the Company's products is a complex and precise process requiring wafers that are produced in a highly controlled and clean environment. Semiconductor companies supplying the Company with wafers periodically have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function both of design technology, which is developed by the Company, and manufacturing process technology, which is typically proprietary to the foundry. Because low yields may result from errors in either design or manufacturing failures, yield problems may not be effectively determined or improved until an actual product exists that can be analyzed and tested to recognize process sensitivities in relation to the design rules that were used. As a result, yield problems may not be identified until the wafers are well into the production process. This risk is increased due to the fact that the Company receives its wafers from independent offshore foundries, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. There can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation against one or more third parties, including but not limited to those the Company has already notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company. In March 1998, the Company filed a complaint in federal court against Lexar for infringement of a fundamental flash disk patent. Lexar has disputed the Company's claim of patent infringement, claimed SanDisk's patent is invalid or unenforceable and asserted various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. SanDisk has denied each of Lexar's counterclaims. In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. As a result, discovery in the Lexar suit will commence in August 1998. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

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

         In the event the Company desires to incorporate third party technology into its products or is found to infringe on others' patents or intellectual property rights, the Company may be required to license such patents or intellectual property rights. The Company may also need to license some or all of its patent portfolio to be able to obtain cross-licenses to the patents of others. The Company currently has patent cross-license agreements with Hitachi, Intel, Samsung, Sharp, SST and Toshiba. From time to time, the Company has also entered into discussions with other companies regarding potential cross-license agreements for the Company's patents. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. If the Company obtains licenses from third parties, it may be required to pay license fees or make royalty payments, which could have a material adverse effect on the Company's gross margins. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology, or to expend substantial resources redesigning its products to eliminate the infringement. There can be no assurance that the Company would be successful in redesigning its products or that such licenses would be available under reasonable terms. Furthermore, any such development or license negotiations could require substantial expenditures of time and other resources by the Company.

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

         Management of Growth. The Company has recently experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. To manage such growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. In particular, the Company has on occasion experienced difficulty in hiring the engineering, sales and marketing personnel necessary to support the growth of the Company's business. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel or that the Company will be able to manage such growth effectively. The Company's ability to manage its growth will require a significant investment in and expansion of its existing internal information management systems to support increased manufacturing, accounting and other management related functions. The Company is in the process of replacing its existing in-house information system. The implementation of the new system will impact almost all phases of the Company's operations (i.e., planning, manufacturing, finance and accounting). The new system is currently scheduled to become operational in the fourth quarter of 1998. There can be no assurance that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online. The failure of the Company to successfully manage any of these issues would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Year 2000 Compliance. The Company is aware of problems associated with computer systems as the year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue is complex and wide ranging. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, manufacturing, and planning. The problem may also affect embedded systems such as building security systems, machine controllers and production test equipment. Year 2000 problems with these systems may affect the ability or efficiency with which the company can perform many significant functions, including but not limited to: order processing, material planning, product assembly, product test, invoicing, and financial reporting. In addition, the problem may affect the computer systems of the Company's suppliers and customers, disrupting their operations. Year 2000 problems with the Company's business partners may impact the Company's sources of supply and demand.

         The costs and time schedule for the Company's Year 2000 problem abatement program are based on management's best estimates for the implementation of its new management information system and year 2000 problems uncovered to date. These estimates were derived utilizing numerous assumptions, including that the most significant Year 2000 risks have already been identified, that certain resources will continue to be available, that third party plans will be fulfilled, and other factors. However, there can be no guarantee that these estimates will be achieved or that the anticipated time schedule will be met and actual results could differ materially from those anticipated.

         Specific contingency plans for systems that pose significant risk to on-going operations are being developed under the auspices of the Company's year 2000 Risk Management program. If the Company is unable to complete the replacement of its core management information system in a timely manner, an alternative plan has been developed. This plan consists of applying available vendor supplied software patches to the existing system. The costs and time involved to complete this alternative are expected to be minimal. Should previously undetected Year 2000 problems be found in other systems, these systems will either be upgraded, replaced, turned off, or operated in place with manual procedures to compensate for their deficiencies. While the Company believes that these alternative plans would be adequate to meet the Company's needs without materially impacting its operations, there can be no assurance that such alternatives would be successful or that the Company's results of operations would not be materially adversely affected by the delays and inefficiencies inherent in conducting operations in this manner.

         Failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's insurance will cover losses from business interruptions arising from year 2000 problems of the Company or its suppliers. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues. which could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this item is set forth in Note 6 of the Notes to the Condensed Consolidated Financial Statements on pages 7 and 8 and under "Risk Factors - Patents, Proprietary Rights and Related Litigation" on pages 23 to 24 of this Form 10-Q for the quarterly period ended June 30, 1998, and is incorporated herein by reference.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on April 30, 1998, the following individuals were elected to the Board of Directors:

                                                  Votes For       Votes Withheld
           William V. Campbell                     21,401,825       2,018,919
           Irwin Federman                          21,402,565       2,017,979
           Catherine P. Lego                       21,372,059       2,048,485
           Eli Harari                              21,401,965       2,018,579
           James D. Meindl                         20,296,548       3,123,996
           Joseph Rizzi                            21,401,625       2,018,919
           Alan F. Shugart                         21,400,625       2,018,919

The following proposals were approved at the Company's Annual Meeting:

                           Affirmative    Negative    Votes      Broker
                              Votes         Votes    Withheld   Non-Votes
                          -------------- ---------- ---------- -----------
Ratify the appointment of    23,379,004     20,898         --     20,642
Ernst & Young LLP as
independent auditors for
the fiscal year ending
December 31, 1998.


Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

      Exhibit
      Number                                       Exhibit Title
        3.1        Certificate of Incorporation of the Registrant, as amended to date.3
        3.2        Form of Amended and Restated Certificate of Incorporation of the Registrant.3
        3.3        Bylaws of the Registrant, as amended.3
        3.4        Form of Amended and Restated Bylaws of the Registrant 3
        3.5        Certificate of Designation  for the Series A Junior  Participating  Preferred  Stock,  as filed with the Delaware Secretary of State on April 24, 1997.7
        4.1        Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.3
        4.3        Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.3
        4.4        Amendment No. 1 to the Stock Purchase Agreements among the Registrant and the holders of Series A, B and D Preferred Stock, and certain holders of Series E Preferred
                   Stock, dated January 15, 1993.3
        4.5        Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993.3
        4.6        Amendment Agreement between Seagate Technology, Inc. and the Registrant, dated
                   August 23, 1995.3
        4.7        Form of Stock Purchase Agreement between the Registrant and Seagate Technology, Inc.3
        4.8        Rights Agreement,  dated as of April 18, 1997, between the Company and Harris Trust and Savings
                   Bank.7
        9.1        Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.3
        10.8       Joint Cooperation Agreement between the Registrant and Seagate Technology, Inc., dated January 15, 1993.1, 3
        10.9       Amendment and Termination Agreement between the Registrant and Seagate
                   Technology, Inc., dated October 28, 1994.1, 3
       10.10       License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.3
       10.13       1989 Stock Benefit Plan.3
       10.14       1995 Stock Option Plan.3
       10.15       Employee Stock Purchase Plan.3
       10.16       1995 Non-Employee Directors Stock Option Plan.3
       10.18       Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.4
       10.19       Business loan agreement  between the  Registrant  and Union Bank of  California,  dated July 3,
                   1996.5
       10.21       Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.5
       10.22       First and second  amendments to business loan  agreement  between the Registrant and Union Bank of California, dated June 30, 1997.5
       10.23       Foundry  Venture  Agreement  between the  Registrant and United  Microelectronics  Corporation,
                   dated June 27, 1997.1, 8
       10.24       Written   Assurances  Re:  Foundry  Venture   Agreement   between  the  Registrant  and  United
                   Microelectronics Corporation, dated September 13, 1995.1, 8
       10.25       Side  Letter  between  Registrant  and  United  Microelectronics  Corporation,  dated  May  28,
                   1997.1, 8
       10.26       Third  Amendment  to the Trade  Finance  Agreement  between  the  Registrant  and Union Bank of
                   California. 9
       10.27       Clarification  letter with regards to Foundry  Venture  Agreement  between the  Registrant  and
                   United Microelectronics Corporation dated October 24, 1997.9
       10.28       Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.
        21.1       Subsidiaries of the Registrant.10
        27.1       Financial Data Schedule for the three months ended June 30, 1998. (In EDGAR format only)

----------

1.  Confidential  treatment granted as to certain portions of these exhibits.
2.  Confidential treatment requested as to certain portions of these exhibits.
3.  Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
4.  Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
5.  Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996.
6.  Previously filed as an Exhibit to the Registrant's 1996 Annual Report on Form 10-K.
7.  Previously filed as an Exhibit to the Registrant's Current Report on  Form 8-K/A dated April 18, 1997.
8.  Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
9   Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
10. Previously filed as an Exhibit to the Registrant's 1997 Annual Report on Form 10-K.

         B.  Reports on Form 8-K

          No reports on form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SanDisk Corporation
                                  (Registrant)




                                By: /s/ Cindy L. Burgdorf
                                   --------------------------------------
                                   Cindy L. Burgdorf
                                   Chief Financial Officer,
                                   Senior Vice President, Finance and
                                   Administration and Secretary


DATED:        August 12, 1998