Form 10-Q
period 1998-09-30
SANDISK CORP
filed 1998-11-12
CIK 1000180

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
    X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
--------- Exchange Act of 1934 For the quarterly period ended September 30, 1998


                                       OR

          Transition report pursuant to Section 13 or 15(d) of the Securities
--------- Exchange Act of 1934 For the transition period from      to
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998

       Common Stock, $0.001 par value                          26,588,350
       ------------------------------                          ----------
                    Class                                   Number of shares

                               SanDisk Corporation

                                      Index



                          PART I. FINANCIAL INFORMATION

                                                                      Page No.
Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997.................... 3

        Condensed Consolidated Statements of Income
            Three and nine months ended September 30, 1998 and 1997..... 4

        Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1998 and 1997............... 5

        Notes to Condensed Consolidated Financial Statements............ 6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................. 10


                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................. 26

Item 2. Changes in Securities.......................................... 26

Item 3. Defaults upon Senior Securities................................ 26

Item 4. Submission of Matters to a Vote of Security Holders............ 26

Item 5. Other Information.............................................. 26

Item 6. Exhibits and Reports on Form 8-K............................... 27

        Signatures..................................................... 29

                          PART I. FINANCIAL INFORMATION
                               SanDisk Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

 ASSETS                                      September 30,  December 31,
                                                     1998          1997*
                                             ------------   -----------
                                              (unaudited)
Current Assets:

   Cash and cash equivalents                     $ 13,880      $ 20,888
   Short-term investments                         112,972       114,037
   Accounts receivable, net                        17,738        19,352
   Inventories                                     18,205        15,648
   Deferred tax assets                             17,110        17,060
   Prepaid expenses and other current assets        1,105         1,406
                                             -------------  ------------
Total current assets                              181,010       188,391

Property and equipment, net                        16,018        15,892
Investment in foundry                              51,209        40,284
Deposits and other assets                           1,141           900
                                             -------------  ------------
          Total Assets                           $249,378      $245,467
                                             =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                               $ 5,994      $ 14,111
   Accrued payroll and related expenses             3,481         4,674
   Other accrued liabilities                        5,909         7,341
   Deferred revenue                                31,722        27,967
                                             -------------  ------------
Total current liabilities                          47,106        54,093


Stockholders' Equity:

Common stock                                      184,210       181,921
Retained earnings                                  18,062         9,453
                                             -------------  ------------
Total stockholders' equity                        202,272       191,374

          Total Liabilities and
                                             =============  ============
          Stockholders' Equity                   $249,378      $245,467
                                             =============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.
*  Information  derived  from the  audited  Consolidated Financial Statements.

                               SanDisk Corporation
                   Condensed Consolidated Statements of Income
                (In thousands, except per share data; unaudited)


                                          Three months ended        Nine months ended
                                            September 30,             September 30,
                                           1998        1997         1998         1997
                                      ----------  ----------   ----------  -----------
Revenues:
   Product                             $ 24,143   $  30,219     $ 73,049    $  72,335
   License and royalty                    7,935       5,925       24,492       12,600
                                      ----------  ----------   ----------  -----------
Total revenues                           32,078      36,144       97,541       84,935

Cost of sales                            18,840      20,135       57,172       49,476
                                      ----------  ----------   ----------  -----------
Gross profits                            13,238      16,009       40,369       35,459

Operating expenses:
   Research and development               4,805       3,550       13,610        9,634
   Sales and marketing                    3,964       3,197       12,163        8,728
   General and administrative             1,836       2,029        5,589        4,933
                                      ----------  ----------   ----------  -----------
Total operating expenses                 10,605       8,776       31,362       23,295

Operating income                          2,633       7,233        9,007       12,164

Interest and other income, net            1,283         771        3,900        2,680
                                      ----------  ----------   ----------  -----------
Income before taxes                       3,916       8,004       12,907       14,844

Provision for income taxes                1,410       1,202        4,645        2,227
                                      ==========  ==========   ==========  ===========
Net income                             $  2,506    $  6,802     $  8,262    $  12,617
                                      ==========  ==========   ==========  ===========

Net income per share
     Basic                               $ 0.09      $ 0.30       $ 0.32       $ 0.56
     Diluted                             $ 0.09      $ 0.27       $ 0.30       $ 0.52

Shares used in computing
net income per share
     Basic                               26,411      22,568       26,200       22,480
     Diluted                             27,392      24,957       27,749       24,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Cash Flows
                            (In thousands; unaudited)

                                                         Nine months ended
                                                           September 30,
                                                           1998       1997
                                                       ---------  ---------
Cash flows from operating activities:
Net income                                              $ 8,262    $12,617
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                      4,674      2,839
        Accounts receivable, net                          1,614    (10,796)
        Inventory                                        (2,557)    (1,690)
        Deferred tax assets                                 (50)         -
        Prepaid expenses and other assets                    60     (2,800)
        Accounts payable                                 (8,117)     3,570
        Accrued payroll and related expenses             (1,193)     1,383
        Other accrued liabilities                        (1,432)      (960)
        Deferred revenue                                  3,755     26,342
                                                       ---------  ---------
            Total adjustments                            (3,246)    17,888

                                                       ---------  ---------
     Net cash provided by operating activities            5,016     30,505

Cash flows from investing activities:
        Purchases of short term investments            (114,556)   (41,393)
        Proceeds from sale of short term investments    115,968     54,367
        Investment in foundry                           (10,925)   (40,231)
        Acquisition of capital equipment                 (4,800)    (5,838)
                                                       ---------  ---------
     Net cash used in investing activities              (14,313)   (33,095)

Cash flows from financing activities:
        Sale of common stock                              2,289      1,604
                                                       ---------  ---------
     Net cash provided by financing activities            2,289      1,604

                                                       ---------  ---------
Net decrease in cash and cash equivalents                (7,008)      (986)

Cash and cash equivalents at beginning of period         20,888     19,323

                                                       =========  =========
Cash and cash equivalents at end of period              $13,880    $18,337
                                                       =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements


1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and Subsidiaries (the "Company") as of September 30, 1998, and the results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for the year ended December 31, 1997. The condensed consolidated balance sheet data as of December 31, 1997 was derived from the audited financial statements.

       The results of operations and cash flows for the three and nine month periods ended September 30, 1998 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The third fiscal quarter of 1998 and 1997 ended on September 27, 1998 and September 28, 1997, respectively. Fiscal year 1997 ended on December 28, 1997. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.     The components of inventory consist of the following:

                            September 30,         December 31,
                                    1998                 1997
                                --------             --------
                                       (In thousands)
            Raw materials       $  2,919             $  3,289
            Work-in-process       10,493               10,340
            Finished goods         4,793                2,019
                                --------             --------
                                $ 18,205             $ 15,648
                                ========             ========

5. The following table sets forth the computation of basic and diluted earnings per share:
                                           Three months ended  Nine months ended
                                               September 30,    September 30,
                                               1998     1997     1998     1997
                                             ------   ------   ------   ------
                                                    (In thousands, except
                                                      per share amounts)
Numerator:
  Numerator for basic and diluted
    net income per share - net income       $ 2,506  $ 6,802  $ 8,262  $12,617
                                            =======  =======  =======  =======

Denominator for basic net income per share:
  Weighted average common shares             26,411   22,568   26,200   22,480
                                             ------   ------   ------   ------
Shares used in computing basic net
income per share                             26,411   22,568   26,200   22,480
                                             ======   ======   ======   ======

Basic net income per share                   $ 0.09   $ 0.30   $ 0.32   $ 0.56
                                             ======   ======   ======   ======

Denominator for diluted net income per share:
      Weighted average common shares           26,411   22,568   26,200   22,480
      Employee stock options and warrants
           to purchase common stock               981    2,389    1,549    2,012
                                               ------   ------  ------    ------
Shares used in computing diluted net income
per share                                      27,392   24,957   27,749   24,492
                                               ======   ======   ======   ======

Diluted net income per share                   $ 0.09   $ 0.27   $ 0.30   $ 0.52
                                               ======   ======   ======   ======


6. To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation with one or more third parties, including but not limited to those the Company has notified of possible patent infringement. In addition, one or more of these parties, or others, may bring suit against the Company.

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

        In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. Discovery in the Lexar suit commenced in August 1998. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

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

7. The Company recorded a provision for income taxes at a 36% effective tax rate for the first nine months of 1998 compared to a 15% effective tax rate for the same period of 1997. The effective tax rate for the first nine months of 1997 was substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, Foreign Sales Corporation tax benefits and a reduction in the deferred tax asset valuation allowance.

8. The Company has a credit agreement (the Agreement) with a bank, which was renewed in July 1998. Under the provisions of the Agreement, which expires in July 1999, the Company may borrow up to $10.0 million on a revolving line of credit at the bank's prime interest rate. Amounts under the revolving line of credit can be applied to the issuance of letters of credit up to the full amount of the credit line. At September 30, 1998, $1.0 million of letters of credit were outstanding. In addition, under the Agreement, the Company also has a $15.0 million foreign exchange contract line under which the Company may enter into foreign exchange contracts. As of September 30, 1998, $2.8 million was outstanding under the foreign exchange contract portion of the line. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The Agreement prohibits the payment of cash dividends to stockholders.

9. On August 21, 1998, the Company implemented an option cancellation/regrant program. Under the cancellation/regrant program, employees could elect to exchange their stock options with exercise prices in excess of $12.00 per share for new options priced at $10.00 per share, the market price of the Company's common stock on August 21, 1998. Under the new options, shares become exercisable six to twelve months later than under the old higher-priced options. The new options have a maximum term of ten years from the August 21, 1998, grant date. Officers and directors of the Company were not eligible for participation in the option cancellation/regrant program. Options covering a total of approximately 903,425 shares were canceled and regranted in connection with the program.

10.    As of  January  1, 1998,  the  Company  adopted  statement  of  Financial
       Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

                      Statements of Comprehensive Income

                                       Three months ended      Nine months ended
                                         September 30,            September 30,
                                         1998       1997        1998       1997
                                     --------   --------    --------   --------
                                         (In thousands)

     Net income                       $ 2,506    $ 6,802     $ 8,262   $ 12,617

     Unrealized gain (loss)
        on available-for-sale
        securities                        203          5         347         (5)
                                     --------   --------    --------   --------

     Comprehensive income             $ 2,709    $ 6,807     $ 8,609   $ 12,612
                                     ========   ========    ========   ========

       Accumulated other comprehensive income, which consists of gains (losses) on available-for-sale securities, was $390,000 and $1,000 at September 30, 1998 and 1997, respectively.

11. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements in this discussion and analysis, including in particular, the paragraph discussing patent license and royalty revenues, are forward looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are discussed below and in the Company's Form 10-K for the year ended December 31, 1997 under the heading "Risk Factors". Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update these forward looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Overview

         The Company was founded in 1988 to develop and market flash data storage systems. The Company sells its products to the consumer electronics and industrial/communications markets. The percentage of the Company's product sales attributable to the consumer electronics market has increased substantially and in 1998 represents approximately 60% of product revenues. This increase in sales to the consumer market resulted in a shift to CompactFlash products, which typically have lower average selling prices and gross margins than higher capacity products. In addition, these products are frequently sold into the retail channel, which usually has shorter customer order lead-times than the other channels used by the Company, thereby decreasing the Company's ability to accurately forecast future production needs. Subject to continued market acceptance of its CompactFlash products, the Company believes these products will continue to represent a majority of the Company's sales as the popularity of consumer applications, including digital cameras, increases. The percentage of sales attributable to orders received and fulfilled in the same quarter has increased over time and, in response, the Company is continuing to work to shorten its manufacturing cycle times.

         Beginning in late 1995, the Company adopted a strategy of licensing its flash technology, including portions of its patent portfolio, to selected third party manufacturers of flash products. To date, the Company has entered into patent cross-license agreements with six companies, and it intends to pursue opportunities to enter into additional licenses. The Company's current license agreements provide for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

         SanDisk markets its products using a direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. The Company expects that sales through the retail channel will comprise an increasing share of total revenues in the future, and that a substantial portion of its sales into the retail channel will be made to participants that will have the right to return unsold products. The Company recognizes revenues from sales to the retail channel and distributors when the products are sold to the end customers.

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

         Export sales are an important part of the Company's business. While a majority of the Company's revenues from sales to Asian countries are derived from OEM customers who plan to export a portion of their products to countries outside of Asia, the Asian economic crisis has and may continue to adversely effect the Company's revenues to the extent that demand for the Company's products in Asia declines. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, the Company's products are and may continue to be relatively more expensive in Asia, which could result in a decrease in the Company's sales in that region. The Company has and may continue to experience pressure on its gross margins as a result of increased price competition from Asian competitors. While most of the Company's sales are denominated in U.S. Dollars, the Company invoices certain Japanese customers in Japanese Yen and is subject to exchange rate fluctuations on these transactions. To date, a portion of the Company's purchases of wafers have been denominated in Japanese Yen. While this percentage has been decreasing, exchange rate fluctuations can affect the Company's business, financial condition and results of operations. See "Risk Factors Risks Associated with International Operations."

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


Year 2000 Readiness Disclosure

         The Company is aware of problems associated with computer systems as the year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue is complex and wide ranging. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, manufacturing, planning and communications. The problem may also affect embedded systems such as building security systems, machine controllers and production test equipment. Year 2000 problems with these systems may affect the ability or efficiency with which the Company can perform many significant functions, including but not limited to: order processing and fulfillment, material planning, product assembly, product test, invoicing and financial reporting. In addition, the problem may affect the computer systems of the Company's suppliers and customers, potentially disrupting their operations. Year 2000 problems with the Company's business partners may impact the Company's sources of supply and demand.

         Year 2000 Readiness. The Company has established a Year 2000 Risk Management program to assess the impact of the Year 2000 issue on SanDisk, and to coordinate remediation activities. The Company completed the evaluation of its products for Year 2000 compliance in the third quarter of 1998. The Company's FlashDisk, FlashDrive, Flash Chipset, CompactFlash, MultiMediaCard, and ImageMate product lines do not perform date related processing, do not contain real time clock circuitry and therefore are Year 2000 ready. Sandisk storage and connectivity products are used as components in a variety of host systems. The firmware, operating system, and application software of these host systems are designed and manufactured by others. SanDisk makes no claim with regard to the Year 2000 readiness of host systems designed by others in which SanDisk's products are used. Independent system designers make derivative works from the SanDisk Host Developer's Toolkit ("Toolkit") source code product. Sample date related subroutines and data structures are included in the Toolkit for use by system designers. Designers modify the sample routines in order to fit the specific requirements of their host operating system. The designer is responsible for the formatting and processing logic associated with the date values that pass through the Toolkit subsystem and for the Year 2000 readiness of the systems in which the Toolkit is used. SanDisk makes no claims with regard to the Year 2000 readiness of host firmware and operating systems designed by others that contain derivative works of the Host Developer's Toolkit.

         The Year 2000 compliance assessment of the Company's management information system is complete, and remediation is well underway. The Company expects to complete the implementation of a new, Year 2000 compliant management information system in the fourth quarter of 1998. The new system is a commercially available fully integrated MRP II (Materials Requirement Planning and Accounting system) software application. This system will be used for Accounting, Order Processing, Planning, Inventory Control, Shop Floor Control and Distribution. Problems or delays in the implementation of the Company's Year 2000 compliant management information system could result in a disruption of the Company's operations.

         The assessment and remediation of Year 2000 problems in tertiary business information systems is on-going. Well over 90% of the company's investment in desktop PC hardware is known to be Year 2000 compliant. The majority of the software used on these systems and network servers are recent versions of vendor supported, commercially available products. Upgrading these applications as Year 2000 compliant patches are released by the respective vendors has not been a significant burden on the Company and is expected to be completed before the end of 1999.

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

         The Company has begun its assessment of Year 2000 risks related to suppliers, customers and other third parties. Inquiries will be made of all critical suppliers and an assessment made of their Year 2000 readiness. SanDisk will also contact its significant customers regarding their Year 2000 readiness in order to understand the potential for any disruptions in their ordering patterns. Completion of this review will depend on the responsiveness of the Company's vendors and customers, over which the Company has no control.

         Year 2000 Risk Management Program Costs. The cost of the Year 2000 project related to upgrading the Company's core management information system is approximately $1.0 million. The Company has capitalized approximately $400,000 for the cost of purchased software and hardware. The Company would have incurred the majority of these costs, in spite of Year 2000 issues, due to the need to upgrade its management information system to support the Company's growth. The additional expenses related to the management of the Year 2000 compliance program and completing the assessment of the Company's internal and external risks are not expected to be material to the Company's quarterly operating results.

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

         Contingency Plans. Specific contingency plans for systems that pose significant risk to on-going operations are being developed under the auspices of the Company's Year 2000 Risk Management program. If the Company is unable to complete the replacement of its core management information system in a timely manner, an alternative plan has been developed. This plan consists of applying available vendor supplied software patches to the existing system. The costs and time involved to complete this alternative are expected to be minimal. Should previously undetected Year 2000 problems be found in other systems, these systems will either be upgraded, replaced, turned off, or operated in place with manual procedures to compensate for their deficiencies. While the Company believes that these alternative plans would be adequate to meet the Company's needs without materially impacting its operations, there can be no assurance that such alternatives would be successful or that the Company's results of operations would not be materially adversely affected by the delays and inefficiencies inherent in conducting operations in this manner.

         Risks Related to Year 2000 Readiness. Success of the Company's Year 2000 compliance efforts depend, in part, on the success of its key suppliers and customers in dealing with their Year 2000 issues. The Company does not have any control over the remediation efforts of its key suppliers and customers and is not aware of the extent to which they have resolved their Year 2000 compliance issues. The Company currently purchases several critical components from single or sole source vendors. Disruptions in the supply of components from any of these sole source suppliers due to Year 2000 issues, could cause delays in the Company's fulfillment of customer orders which could result in reduced or lost revenues. Furthermore, the Company's sales have historically been to a limited number of customers. Any disruption in the purchasing patterns of these customers or potential customers due to Year 2000 issues could cause a decline in the Company's revenues. There can be no assurance that the Company and its key suppliers and customers will identify and remediate all significant Year 2000 problems on a timely basis. Furthermore, there can be no assurance that the Company's insurance will cover losses from business interruptions arising from Year 2000 problems of the Company or its suppliers. Year 2000 compliance problems of the Company's key suppliers and customers could adversely affect the Company's, business, financial condition and results of operations.

         The foregoing statements regarding the Company's Year 2000 readiness are based upon management's best estimates at the present time, which were derived utilizing assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue. The Company's evaluation is on-going and it expects that new and different information will become available to it as the evaluation continues. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.


Results of Operations

         Product Revenues. SanDisk's product revenues were $24.1 million in the third quarter of 1998, down $6.1 million or 20% from the third quarter of 1997. Product revenues for the nine months ended September 30, 1998 were $73.0 million, up $0.7 million or 1% from the same period in 1997. During the three and nine month periods ended September 30, 1998, units shipped increased 29% and 36%, respectively, from the same periods of 1997. These increases were offset by decreases in average selling prices of 39% for the third quarter of 1998 and 26% for the first nine months of 1998 compared to the same periods of 1997.

         Due to the economic recession in Japan, sales to this region declined $5.8 million in the third quarter of 1998 compared to the same period in 1997, representing essentially all of the year to year decline in product revenues. The Company continues to experience limited bookings visibility, particularly in Japan. More than one half of the Company's anticipated quarterly revenues continue to be turns business, orders received and fulfilled in the same quarter, with customers demanding short lead times and quick delivery schedules, thus capitalizing on the current market conditions and aggressive pricing environment. Due to a number of factors described herein and in "Risk Factors," the Company's ability to adjust its operating expenses is limited in the short term. As a result, if product revenues are lower than anticipated, the Company's results of operations will be adversely affected. See "Risk Factors-Fluctuations in Operating Results", "- Risks Associated with International Operations" and "Seasonality."

         Export sales represented 47% and 46%, respectively,of product revenues for the three and nine month periods ended September 30, 1998 compared with 60% and 53%, respectively, for the same periods of the previous year. The Company expects international sales to continue to represent a significant portion of its product revenues. The Company's top ten customers represented 65% of product revenue in the third quarter of 1998 compared to 67% for the same period in 1997. The Company expects that sales to a limited number of customers will continue to represent a substantial portion of its revenues for the foreseeable future.

         License and Royalty Revenues. The Company currently earns patent licenses and royalty revenues under six cross license agreements, with Hitachi, Intel, Samsung, Sharp, Silicon Storage Technology, Inc. ("SST") and Toshiba. License and royalty revenue from patent cross license agreements was $7.9 million in the third quarter of 1998, up $2.0 million from $5.9 million in the same period of 1997 primarily due to the timing of revenue recognition under the various agreements. In the first nine months of 1998, revenue from patent license and royalties was $24.5 million, up $11.9 million from the same period of 1997. Revenues from patent licenses and royalties increased to 25% of total revenues in the three and nine month periods ended September 30, 1998 from 16% and 15% respectively, for the same periods of the previous year. The Company currently expects that revenues from patent licenses and royalties will be in the range of $7.5 to $8.0 million per quarter for the next several quarters.

         Gross Profits. In the third quarter of 1998, gross profits were $13.2 million or 41% of total revenues, down from $16.0 million or 44% of total revenues for the same period of 1997. Gross profits for the first nine months of 1998 were $40.4 million or 41% of total revenues compared to $35.5 million or 42% of total revenues for the same period in the previous year. The growth in overall gross profits for the first nine months of 1998 was due to an increase in license and royalty revenue. Product gross margins decreased to 22% in the third quarter of 1998 compared to 33% for the same period of 1997. The decrease was primarily due to the decline in average selling prices. During the third quarter, the Company completed the transition from 32Mbit, 0.4 micron technology to the more cost effective 64Mbit, 0.35 micron technology. While the Company has ongoing efforts to reduce manufacturing costs, there can be no assurance that these cost reductions will be adequate to offset future average selling price declines due to increased competition.

         Research and Development. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased $1.3 million or 35% in the third quarter of 1998 compared to the third quarter of 1997. In the first nine months of 1998 research and development expenses increased $4.0 million compared to the same period in 1997. These increases were primarily due to an increase in salaries and payroll related expenses associated with additional personnel, increased project related expenses and increased depreciation due to capital equipment additions. Research and development expenses represented 15% of total revenues for the third quarter of 1998 compared to 10% for the same period in 1997. The Company expects research and development expenses to continue to increase in absolute dollars to support the development of new generations of flash data storage products.

             Sales and Marketing. Sales and marketing expenses include salaries and payroll related expenses, sales commissions and travel expenses for the Company's sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses increased $0.8 million or 24% in the third quarter of 1998 compared to the third quarter of 1997. In the first nine months of 1998, sales and marketing expenses increased $3.4 million compared same period in 1997. These increases were primarily due to increased marketing and sales expenses related to the development of the retail channel for the Company's products and an increase in salaries and payroll related expenses associated with additional personnel. Sales and marketing expenses represented 12% of total revenues in the third quarter of 1998 compared to 9% for the same period of 1997. The Company expects sales and marketing expenses to increase in absolute dollars as sales of its products grow and it continues to develop the retail channel for its products both domestically and internationally.

         General and Administrative. General and administrative expenses include the cost of the Company's finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses decreased $0.2 million or 10% in the third quarter of 1998 compared to the third quarter of 1997. In the first nine months of 1998, general and administrative expenses increased $0.7 million or 13% compared to the same period of 1997. The decrease in the third quarter of 1998 was primarily due to a decrease in bad debt expense. The increase in the first nine months of 1998 was primarily due to increased salaries and payroll related expenses associated with additional personnel and higher consulting expenses related to the implementation of the Company's new management information system. General and administrative expenses represented 6% of total revenues in the third quarters of 1998 and 1997. The Company expects general and administrative expenses to increase in absolute dollars as these functions grow to support the overall growth of the Company. General and administrative expenses could also increase substantially in the future in connection with the Company's efforts to defend its patent portfolio. See "Risk Factors-Patents Proprietary Rights and Related Litigation."

         Interest and Other Income, Net. Interest and other income, net, increased $0.5 million in the third quarter of 1998 compared to the same period of 1997. This increase was primarily due to higher investment balances as a result of the investment of proceeds from the sale of common stock in the Company's November 1997 follow on public offering.

         Provision for Income Taxes. The Company recorded a provision for income taxes at a 36% effective tax rate for the first nine months of 1998 compared to a 15% effective tax rate for the same period of 1997. The effective tax rate for the first nine months of 1997 was substantially below the federal statutory rate due to the utilization of federal and state tax credit carryforwards, foreign sales corporation tax benefits and a reduction in the deferred tax asset valuation allowance. The Company's 1998 effective tax rate is substantially higher than its 1997 rate due to the utilization of all remaining federal and state tax credit carryforwards in 1997.

Liquidity and Capital Resources

         As of September 30, 1998, the Company had working capital of $133.9 million, which included $13.9 million in cash and cash equivalents and $113.0 million in short term investments. The Company has a line of credit facility with a commercial bank under which it can borrow up to $10 million at the bank's prime rate. This line of credit facility expires in July 1999. As of September 30, 1998, the Company had $2.8 million committed under the foreign exchange facility of the line of credit for Yen forward exchange contracts that mature in November 1998. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth, and prohibits the payment of cash dividends to stockholders.

         Operating activities provided $5.0 million of cash during the first nine months of 1998 primarily from net income, an increase in deferred revenue and a decrease in accounts receivable which were partially offset by a decline in accounts payable and an increase in inventory. Investing activities used $14.3 million of cash in the first nine months of 1998 and included an additional investment of $10.9 million in the USIC foundry and capital equipment purchases of $4.8 million, which were partially offset by net proceeds from investments of $1.4 million. During the first nine months of 1998, financing activities provided $2.3 million of cash primarily from the sale of common stock under the SanDisk employee stock purchase and stock option plans.

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

Impact of Currency Exchange Rates

         The Company currently purchases wafers from Matsushita under purchase contracts denominated in yen. A portion of the Company's revenues are also denominated in yen. Foreign exchange exposures arising from the Company's yen denominated commitments and related accounts payable are offset to the extent the Company has yen denominated accounts receivable and cash balances. To the extent such foreign exchange exposures are not offset, the Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At September 30, 1998, there were $2.8 million in Yen forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk Factors

         Fluctuations in Operating Results. SanDisk's operating results have been and are expected to continue to be, subject to quarterly and annual fluctuations due to a variety of factors. The principal factors that have caused the Company's operating results to fluctuate in the past several quarters and may cause the Company's operating results to fluctuate in the future are unpredictable demand for the Company's products, declining average selling prices, the economic recession in Japan and the seasonality in sales of products for consumer electronics applications. For example, the Company's product revenues declined in the first and second quarters of 1998 and were relatively flat in the third quarter, due to lower average selling prices, a decline in sales to Japan and seasonal factors.

         The Company must order silicon wafers from its foundries several months prior to the date such wafers are needed. If the Company overestimates the number of silicon wafers it needs to fill product orders and as a result builds excess inventories, gross margins and operating results will be materially adversely affected. For example, in the second quarter of 1998 product gross margins declined to 12% from 30% in the previous quarter partially due to a lower of cost or market write down of inventory. Because the Company is selling CompactFlash, its largest volume product, into an emerging consumer market and is unable to accurately forecast future sales, there will be a material adverse effect on the Company's operating results if sales fall below the Company's expectations in a particular quarter and the Company is unable to reduce its operating expenses. The portion of the Company's quarterly sales attributable to orders received and fulfilled in the same quarter ("turns business") remains higher than 50% and product order backlog may fluctuate substantially from quarter to quarter. See "Seasonality" and "Dependence on Third Party Foundries."

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

         Dependence on Emerging Markets and New Products. The Company's success depends to a significant extent upon the development of emerging markets and new applications for flash data storage systems, as well as on its ability to introduce commercially attractive and competitively priced products on a timely basis. The Company believes that continued significant expenditures for research and development will be required in the future. In particular, the Company intends to develop new products with increased memory capacity at a lower cost per megabyte, which the Company believes will be essential to its ability to remain competitive. In November 1997, the Company introduced a new removable storage card product family, the MultiMediaCard. MultiMediaCard is targeted for the emerging markets for mobile smart phones, advanced pagers and consumer multimedia devices. MultiMediaCard will initially be offered in storage capacities of 4MB and 8MB. The Company does not expect to generate material revenues from MultiMediaCard sales in 1998. There can be no assurance that the Company will successfully develop any of these new products, that new applications or markets for flash data storage will develop as expected by the Company, that prospective customers developing products for any such markets will design the Company's products into their products and successfully introduce such products, or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of new applications or markets to develop or the failure of the Company's products to be accepted by the market would have a material adverse effect on the Company's business, financial condition and results of operations.

         Increasing Dependence on Consumer Products. Product revenues derived from sales of products for consumer electronics applications, principally digital cameras, have increased significantly and in 1998 represent the largest portion of product revenues and units shipped. There can be no assurance, however, that the Company will achieve large scale market acceptance for its products in the consumer electronics market. The Company anticipates that products sold for consumer applications will generally encounter intense competition and will be more price sensitive than products sold into its other target markets. In addition, consumer markets require larger expenditures for marketing and promotion to establish brand name recognition and preference.

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

         Seasonality. The Company has experienced and expects to continue to experience seasonality in its product sales. A significant portion of the Company's product revenues are derived from the sale of CompactFlash products, which are sold principally for consumer electronics applications. As a result, the Company's product sales have been and are expected to be impacted by seasonal purchasing patterns, with higher sales in the second half of each year as compared to the first half of each such year. In the past, the Company has experienced a reduction in order quantities in the first quarter from Japanese OEM customers, reflecting the fact that most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. In the first quarter of 1998, product revenues declined 24% from the level in the fourth quarter of 1997 due in part to these seasonal factors and the Asian economic crisis.

         Competition. The flash data storage markets in which the Company competes are characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. The Company's competitors include many large domestic and international companies that have greater access to foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's primary competitors include flash chip producers such as Advanced Micro Devices, Inc. ("AMD"), Atmel Corporation ("Atmel"), Hitachi Ltd. ("Hitachi"), Intel

Corporation ("Intel"), Micron Technology, Inc. ("Micron"), Mitsubishi Electronic Corporation ("Mitsubishi"), Samsung Electronics Company Ltd. ("Samsung"), Sharp Electronics Corporation ("Sharp") and Toshiba Corporation ("Toshiba"), other companies using data storage techniques such as socket flash, linear flash and system flash components, as well as package or card assemblers such as Lexar Media, Inc. ("Lexar"), M-Systems, Inc. ("M-Systems"), Simple Technology Inc. ("Simple"), SMART Modular Technologies, Inc. ("Smart Modular"), Sony Corporation ("Sony"), Kingston Technology Company ("Kingston"), TDK Corporation ("TDK"), Matsushita Battery, Inc. ("Matsushita Battery") and Viking Components, Inc. ("Viking") that combine controllers and flash memory chips developed by others into flash storage cards. Several companies, including Hitachi, Lexar, Mitsubishi and Micron have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash, and the Company believes that other manufacturers will enter the CompactFlash market in the future.
Competing products promoting industry standards that are different from SanDisk's CompactFlash product have been announced, including Intel's Miniature Card, Toshiba's Smart Media (Solid-State Floppy Disk Card), Sony Corporation's Memory Stick, Matsushita Battery's recently introduced Mega Storage cards and M-Systems' Diskonchip(TM) for embedded storage applications. A manufacturer of digital cameras that designs-in any one of these alternative competing standards will eliminate CompactFlash from use in its product, as each competing standard is mechanically and electronically incompatible with CompactFlash. In addition, in the third quarter of 1997, Intel announced a 64Mbit flash chip based on its multilevel cell flash. The Company's double density flash ("D2 flash") and Intel's multilevel cell flash are competing technological innovations that allow each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In November 1997, Iomega Corporation ("Iomega") announced its Clik drive, a miniaturized, mechanical, removable disk drive that Iomega claims will compete directly with SanDisk's flash card products. In September 1998, IBM introduced the microdrive, a rotating disk drive in a type II CompactFlash format. This product will initially compete directly with the Company's type II CompactFlash memory cards for use in high end professional digital cameras. In October 1998, M-Systems introduced their Diskonchip 2000 product which is expected to compete against the Company's Chipset products in embedded storage applications.

         In the first and second quarters of 1998, Sony's Mavica digital camera captured approximately 40% of the US market for digital cameras according to independent industry analysts. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash (or any other flash) cards. If other manufacturers adopt the Mavica format and it becomes the new "defacto standard", this will significantly reduce the Company's sales prospects for CompactFlash cards. The Company's MultiMediaCard products are expected to face stiff competition from Toshiba's SmartMedia flash cards and Sony's flash Memory Stick. Although the Memory Stick is proprietary to Sony, its possible adoption and widespread use in future products may adversely impact future sales of the Company's MultiMediaCard and CompactFlash products.

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

         The Company has entered into patent cross-license agreements with Hitachi, Intel, Samsung, Sharp, SST and Toshiba pursuant to which each party may manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. As the Company continues to license its patents to certain of its competitors, competition will increase. As a result of the above factors, the Company expects to face substantially more competition in the future than it has to date. Increased competition could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its ability to compete successfully depends on a number of factors, which include price and quality, product performance and availability, success in developing new applications for system flash technology, adequate foundry capacity, efficiency of production, timing of new product announcements or introductions by the Company, the number and nature of the Company's competitors in a given market, successful protection of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition or results of operations.

         Declining Average Sales Prices. The Company has experienced, and expects to continue to experience, declining average sales prices for its products. For example in the third quarter of 1998 average selling prices declined 29% compared to the third quarter of 1997. The flash data storage markets in which the Company competes are characterized by intense competition. Therefore, the Company expects to incur increasing pricing pressures from its customers in future periods, which will likely result in a further decline in average sales prices for the Company's products. To offset declining average sales prices, the Company believes that it must continue to achieve manufacturing cost reductions as well as develop new products that incorporate advanced features and can be sold at higher average gross margins. If, however, the Company is unable to achieve such cost reductions, it may not be able to remain price competitive, resulting in lost sales, and the Company's gross margins could decline, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         During the third quarter of 1998, the semiconductor industry as a whole continued to experience significant production over capacity. This "buyers market" continued to put margin pressures on all flash memory suppliers. The Company believes that the current semiconductor down cycle may continue for the next few quarters, putting continued pressure on average selling prices and product gross margins.

          Risks Associated with International Operations. Sales of the Company's products have been denominated to date primarily in United States dollars. Increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, the Company's products are relatively more expensive in Asia, which has resulted and may continue to result in a decrease in the Company's sales in that region. In the third quarter of 1998, product sales to the Japan declined to 30% of total product sales, primarily as a result of the Japanese economic crisis and market recession. If the current market conditions in Japan do not improve, or further decline, results of operations may be adversely affected.

         All of the Company's wafers are, and for the foreseeable future will be, produced by foundries located outside the United States. Because the Company currently bills certain customers in Japanese Yen, fluctuations in currencies could materially adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to
United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Due to its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

         Dependence on Third Party Foundries. All of the Company's products require silicon wafers, the majority of which are currently supplied by United Silicon Corporation ("USC") and USIC in Taiwan and Matsushita Electronic Corporation in Japan. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce wafers of acceptable quality and with acceptable manufacturing yields and to deliver those wafers to the Company on a timely basis. On occasion, the Company has experienced difficulties in each of these areas. The loss or reduction of capacity from any of its foundry suppliers or the inability to qualify or receive the anticipated level of capacity from any of its manufacturing partners could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any of the Company's suppliers will be able to maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis.

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

         The Company has developed new products based on D2 (Double Density) flash technology, a new flash architecture designed to store two bits in each flash memory cell. The Company introduced its new 80Mbit D2 flash chip in November 1997 and began customer shipments in the third quarter of 1998, but expects production volumes to be limited, primarily because of more advanced flash memory designs currently planned for production in 1999, which are expected to have faster write speed than the 80Mbit D2 flash. The Company believes that D2 flash will be important to the Company's ability to increase the capacity and decrease the cost of certain of its products, maintain its competitive advantage, broaden its target markets and attract strategic partners. High density flash memory, such as D2 flash, is a complex technology requiring tight manufacturing controls and effective test screens. The shift to volume production for new flash products is particularly prone to problems which can impact both reliability and yields, thereby increasing manufacturing costs. There can be no assurance that reliable and cost effective D2 flash products can be manufactured in commercial volumes and with yields sufficient to result in a lower cost per megabyte. Furthermore, D2 flash technology needs to be designed to significantly improve its write speed so that it can be usefully applied to market applications such as digital cameras, where write speed is an important parameter. There can be no assurance that the Company will be able to achieve the requisite write speed in its future D2 products.

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

         To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation against one or more third parties, including but not limited to those the Company has already notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company. In March 1998, the Company filed a complaint in federal court against Lexar for infringement of a fundamental flash disk patent. Lexar has disputed the Company's claim of patent infringement, claimed SanDisk's patent is invalid or unenforceable and asserted various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. SanDisk has denied each of Lexar's counterclaims. In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. Discovery in the Lexar suit commenced in August 1998. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

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

         Management of Growth. The Company has experienced and may in the future experience rapid growth, which has placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. To manage such growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. In particular, the Company has on occasion experienced difficulty in hiring the engineering, sales and marketing personnel necessary to support the growth of the Company's business. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel or that the Company will be able to manage such growth effectively. The Company's ability to manage its growth has required, and is expected to continue to require, a significant investment in and expansion of its existing internal information management systems to support increased manufacturing, accounting and other management related functions. The Company is in the process of replacing its existing in-house information system. The implementation of the new system will impact almost all phases of the Company's operations (i.e., planning, manufacturing, finance and accounting). The new system is currently scheduled to become operational in the fourth quarter of 1998. There can be no assurance that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online. The failure of the Company to successfully manage any of these issues would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Volatility of Stock Price. There has been a history of significant volatility in the market prices of the Company's Common Stock on the Nasdaq National Market, and it is likely that the market price of the Company's Common Stock will continue to be subject to significant fluctuations. For example, in the twelve month period ending September 30, 1998, the Company's stock price fluctuated from a low of $7.50 to a high of $40.00. The Company believes that future announcements concerning the Company, its competitors or its principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimated by analysts, may cause the market price of the Common Stock to fluctuate substantially in the future. Sales of substantial amounts of the Company's outstanding Common Stock in the public market could materially adversely affect the market price of the Common Stock. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. These fluctuations as well as general economic, political and market conditions such as recessions or international currency fluctuations, may materially adversely affect the market price of the Common Stock.

         Year 2000 Compliance. The Company is aware of problems associated with computer systems as the year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The Company has established a Year 2000 Risk Management program to assess the impact of the Year 2000 issue on SanDisk, and to coordinate remediation activities. Based on the Company's assessment to date, all of the Company's flash memory and connectivity products are Year 2000 compliant. Other Year 2000 issues facing the Company include, but are not limited to the following: remediation of the Company's management information system, the assessment and the remediation of the tertiary business information systems, the assessment and remediation of the computer systems used for facilities control, machine control, and manufacturing testing and Year 2000 compliance problems of the Company's key suppliers and customers. The total cost of Year 2000 compliance issues, based on management's estimates, has not been and is not anticipated to be, material to the Company's business, financial condition and results of operations. However, the Company does not have any control over the remediation efforts of its key suppliers an customers and is not aware of the extent to which they have resolved their Year 2000 compliance issues. There can be no assurance that the Company and its key suppliers and customers will identify and remediate all significant Year 2000 risks on a timely basis, that remediation efforts will not involve significant time and expense, or that unremediated problems will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness Disclosure."


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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this item is set forth in Note 6 of the Notes to the Condensed Consolidated Financial Statements on pages 7 and 8 and under "Risk Factors - Patents, Proprietary Rights and Related Litigation" on pages 23 to 24 of this Form 10-Q for the quarterly period ended September 30, 1998, and is incorporated herein by reference.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

     Exhibit
     Number                                        Exhibit Title


       3.1         Certificate of Incorporation of the Registrant, as amended to date./3/
       3.2         Form of Amended and Restated Certificate of Incorporation of the Registrant./3/
       3.3         Bylaws of the Registrant, as amended./3/
       3.4         Form of Amended and Restated Bylaws of the Registrant /3/
       3.5         Certificate of Designation  for the Series A Junior  Participating  Preferred  Stock,  as filed with the Delaware Secretary of State on April 24, 1997./7/
       4.1         Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4./3/
       4.3         Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995./3/
       4.4         Amendment No. 1 to the Stock Purchase Agreements among the Registrant and the holders of Series A, B and D Preferred Stock, and certain holders of Series E Preferred
                   Stock, dated January 15, 1993./3/
       4.5         Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993./3/
       4.6         Amendment Agreement between Seagate Technology, Inc. and the Registrant, dated
                   August 23, 1995./3/
       4.7         Form of Stock Purchase Agreement between the Registrant and Seagate Technology, Inc./3/
       4.8         Rights Agreement,  dated as of April 18, 1997, between the Company and Harris Trust and Savings
                   Bank./7/
       9.1         Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995./3/
      10.10        License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.3
      10.13        1989 Stock Benefit Plan./3/
      10.14        1995 Stock Option Plan./3/
      10.15        Employee Stock Purchase Plan./3/
      10.16        1995 Non-Employee Directors Stock Option Plan./3/
      10.18        Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996./4/
      10.19        Business loan agreement  between the  Registrant  and Union Bank of  California,  dated July 3,
                   1996./5/
      10.21        Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997./5/
      10.22        First and second  amendments to business loan  agreement  between the Registrant and Union Bank of California, dated June 30, 1997./5/
      10.23        Foundry  Venture  Agreement  between the  Registrant and United  Microelectronics  Corporation,
                   dated June 27, 1997./1,8/
      10.24        Written   Assurances  Re:  Foundry  Venture   Agreement   between  the  Registrant  and  United
                   Microelectronics Corporation, dated September 13, 1995.1, 8
      10.25        Side  Letter  between  Registrant  and  United  Microelectronics  Corporation,  dated  May  28,
                   1997./1,8/
      10.26        Third  Amendment  to the Trade  Finance  Agreement  between  the  Registrant  and Union Bank of
                   California./9/
      10.27        Clarification  letter with regards to Foundry  Venture  Agreement  between the  Registrant  and
                   United Microelectronics Corporation dated October 24, 1997./9/
      10.28        Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998./11/
      10.29        Trade Finance  Agreement  between the Registrant  and Union Bank of California,  dated July 15,
                   1998.
       21.1        Subsidiaries of the Registrant./10/

                                    Page 27


       27.1        Financial Data Schedule for the three months ended September 30, 1998. (In EDGAR format only)

----------

1.  Confidential  treatment granted as to certain portions of these exhibits.
2.  Confidential treatment requested as to certain portions of these exhibits.
3.  Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
4.  Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
5.  Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1996.
6.  Previously filed as an Exhibit to the Registrant's 1996 Annual Report on Form 10-K.
7.  Previously filed as an Exhibit to the Registrant's Current Report on  Form 8-K/A dated April 18, 1997.
8.  Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
9   Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
10. Previously filed as an Exhibit to the Registrant's 1997 Annual Report on Form 10-K.
11. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.

         B.  Reports on Form 8-K

         No reports on form 8-K were filed during the quarter ended September 30, 1998.

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


DATED:        November 10, 1998