Form 10-K405
period 1998-12-31
SANDISK CORP
filed 1999-03-26
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

     X     Annual  report  pursuant  to  Section  13 or 15(d) of the  Securities
---------- Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 2, 1998 as reported on the NASDAQ National Market System, was approximately $462,651,732. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 1999, Registrant had 26,819,100 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting to be held on May 12, 1999 are incorporated by reference into Part III.

                               SANDISK CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     PART I
                                                                  Page No.

Item 1.  Business                                                    1

Item 2.  Properties                                                 21

Item 3.  Legal Proceedings                                          22

Item 4.  Submission of Matters to a Vote of Security Holders        23

         Executive Officers of the Registrant                       24

                            PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                        26

Item 6.  Selected Financial Data                                    27

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        29

Item 8.  Financial Statements and Supplementary Data                37

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                        56

                           PART III

Item 10. Directors and Executive Officers of the Registrant         57

Item 11. Executive Compensation                                     57

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                 57

Item 13. Certain Relationships and Related Transactions             57

                            PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports
         on Form 8-K                                                58

         Signatures                                                 61

                                     PART I


ITEM 1.    BUSINESS


         Certain statements in this discussion of the Company's business and elsewhere in this Annual Report on Form 10-K for 1998 are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are set forth below under "Factors That May Affect Future Results".

         SanDisk designs, manufactures and markets flash memory data storage products used in a wide variety of electronic systems. The Company has optimized its flash memory storage solution, known as "system flash," to address the needs of many emerging applications in the consumer electronics and industrial/communications markets. Since its inception, the Company has been actively involved in all aspects of flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and new system platforms. The Company believes its core technical competencies are in high-density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system test. The Company's products include removable CompactFlash(TM) products, FlashDisk cards and MultiMediaCard products, and embedded FlashDrives and Flash ChipSet products. SanDisk has applied its technology to the markets for digital cameras and other consumer electronics devices such as smart phones, personal digital assistants ("PDA") and MP3 portable music players. The Company's customers in 1998 included Arrow Electronics, Inc. ("Arrow"), Canon Inc. ("Canon"), COMPUSA, Inc. ("COMPUSA"), Eastman Kodak Company ("Kodak"), Epson Hanbai Co., Ltd. ("Epson Hanbai"), Hewlett-Packard Company ("Hewlett-Packard"), IBM Corporation ("IBM"), Kyocera America, Inc. ("Kyocera"), Matsushita Electric Industrial Co., Ltd. ("MEI"), Mitsubishi Plastic Co. Ltd. ("Mitsubishi Plastic"), NEC USA Inc. ("NEC USA"), Norand Corporation ("Norand"), Psion Computers PLC ("Psion"), Staples Inc. ("Staples") and Telxon Corporation ("Telxon"). The Company currently has patent cross-license agreements with Hitachi Ltd. ("Hitachi"), Intel Corporation ("Intel"), Samsung Electronics
Company Ltd. ("Samsung"), Sharp Electronics Corporation ("Sharp"), Silicon Storage Technology, Inc. ("SST") and Toshiba Corporation ("Toshiba").
Industry Background

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

         Socket flash is being used as a replacement for EPROMs in applications such as embedded firmware or microcode storage in computer systems. Typical chip densities for socket flash range from 1Mbit to 32Mbit. Socket flash is well suited for read often/write infrequently applications, as the erase times are relatively slow (typically one second per block or sector). In addition, socket flash has not been optimized for defect management. With frequent erase/write operations, bits in flash storage media deteriorate over time. As a result, the longevity and durability of socket flash chips in frequent erase/write applications is limited. Also, socket flash chips, because they are optimized for fast read access rather than low cost, are relatively large and expensive.

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


The SanDisk Solution
--------------------

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

         The Company's products offer the following features:

              Small form factor. The Company's FlashDisk cards are small and lightweight with a length of 85.6 mm, width of 54.0 mm, thickness of
         5.0 mm (PCMCIA Type II) or 10.5 mm (PCMCIA Type III) and weight of less than 2.0 ounces. The Company's CompactFlash products weigh about one-half ounce and are approximately the size of a matchbook (36.4 mm x
         42.8 mm x 3.3 mm). The Company's MultiMediaCard products are approximately the size of a quarter coin (32 mm x 24 mm x 1.4 mm) and weigh less than two grams.

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

         The flash process and flash memory chip designs developed by the Company in cooperation with its development partners make the Company's products scaleable over several generations of semiconductor fabrication processes. This feature has allowed the Company to significantly reduce its cost per megabyte of capacity as each new process generation is qualified. By maintaining the same basic design parameters, each generation of the Company's products maintains full compatibility with prior generations. This chip architecture has allowed the Company to significantly reduce cell size and thereby chip size. This has permitted increased storage capacity in PC Card, CompactFlash and MultiMediaCard platforms. The Company's proprietary flash process requires some modifications to the typical CMOS semiconductor fabrication process, but can be implemented on existing advanced fabrication lines without the need for special materials or equipment. The Company has successfully implemented its processes at United Silicon, Inc. ("USIC") and United Silicon Corporation ("USC"), subsidiaries of United Microelectronics Corporation ("UMC") and at Matsushita Electronics Corporation ("Matsushita").

         The Company also has developed core competencies in low-cost micropackaging technology as well as low-cost batch testing, both of which are important elements in building high capacity, high reliability flash cards at a competitive cost.


SanDisk's Business Strategy
---------------------------

The Company is pursuing the following strategies:

         Enable New Products in Large and Emerging Markets; Develop and Promote Industry Standards. The Company develops products that it believes will have applications in large, emerging markets such as the markets for digital cameras, PDAs, smart phones and MP3 portable music players. The Company believes that the widespread acceptance of universal industry standards is important to the development of the market for flash data storage. The Company designs its products to be compatible with existing industry standards and, where appropriate, develops and promotes new standards. The Company was one of the founding members of PCMCIA, where it has worked to establish the ATA standard interface which is globally supported by all PCMCIA card slots. The Company developed the CompactFlash format and was one of the founding members of the CompactFlash Association ("CFA"), an organization established in October 1995 to promote CompactFlash as a small form factor flash data storage standard. The Company believes that this format is becoming the de facto industry standard storage platform for digital cameras, where it is used instead of traditional film. The Company's CompactFlash, FlashDisk, FlashDrive and Flash ChipSet products are compatible with IDE and ATA standard interfaces used in all IBM compatible PCs and are compatible with Windows 95, Windows 98, Windows NT, Windows CE, Macintosh System 8.0 and other operating systems. The interoperability afforded by adherence to these industry standards enables users of flash data storage cards to transfer data quickly and easily from one device to another, such as from a digital camera to a desktop computer system equipped with a PCMCIA or CompactFlash slot.

         In November 1997, the Company along with Siemens AG introduced the MultiMediaCard format which was designed to meet the requirements of the mobile communications industry for a small form factor storage card with a simple high performance serial interface. The Company is committed to making MultiMediaCard a broadly supported industry standard. The Company believes that working with industry groups to develop widely-adhered-to standards will lead to the acceptance of the Company's products in large markets. The Company is a founding member of the MultiMediaCard Association.

         Maintain Technology Leadership. The Company believes that it was the first to develop and introduce removable flash data storage cards and that it has led the industry with several technological innovations. The Company believes that its technological expertise in flash memory design and process engineering, intelligent controllers and system-level integration, in conjunction with its relationships with its semiconductor manufacturing partners, provides it with a competitive advantage. The Company is actively developing advanced flash data storage technologies designed to enable it to continue to meet evolving customer requirements for flash data storage system products. The Company has developed double density ("D2") flash, which is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit per cell, effectively doubling the amount of storage capacity on approximately the same size chip. The Company plans to use this technology to achieve a significant reduction in the cost per megabyte of flash data storage.

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

         Leverage Intellectual Property. The Company has cross-licensed its flash technology, including its patent portfolio, to selected third parties. The Company believes that permitting other flash memory providers to use its technology will facilitate the development of its target markets, will provide a second source of supply of CompactFlash, which is required by many OEM customers, and can serve as a significant source of license fees and royalty revenues for the Company. To date, the Company has entered into patent cross-license agreements with Hitachi, Intel, Samsung, Sharp, SST and Toshiba, and intends to pursue opportunities to enter into additional licenses.


Applications and Markets for Flash Data Storage
-----------------------------------------------

         The Company is targeting the consumer electronics and the industrial communications markets for its flash data storage products.

         The Company's products are used in consumer electronics applications such as digital cameras, PDAs, highly portable computers, audio recorders, portable MP3 music players, video and electronic games, and in industrial/communications applications such as POS terminals, transportation, medical instrumentation, automation, telecommunications switches, PHS base stations, cellular base stations and routers. The Company's customers in 1998 included Arrow, Canon, CompUSA, Kodak, Epson Hanbai, Hewlett-Packard, IBM, Kyocera, MEI, Mitsubishi Plastic, NEC USA, Norand, Psion, Staples and Telxon.

         Consumer Electronics. The increasing trend towards the use of digital technology in consumer electronics devices has created requirements for new data storage products. For example, a number of major camera and imaging companies have introduced digital cameras that the Company believes will enable professionals and consumers to eliminate the need for standard 35mm photographic film by replacing it with re-usable compact digital data storage devices.
Removable and embedded flash data storage products such as the Company's CompactFlash, MultiMediaCard and Flash ChipSet products, are used in PDAs, highly portable computers, digital audio recorders, network computers, cellular telephones, two-way pagers, next-generation smart telephones, digital audio samplers and other devices. These data storage devices need to have a very small form factor, must be lightweight, shock and vibration tolerant, non-volatile and interoperable with computer systems and software that can process and manipulate data, audio and digital images.

         Industrial/Communications Market. Emerging applications in the industrial market encompass a wide variety of electronic systems used by personnel such as inventory controllers, service technicians, route salesmen, delivery crews, meter readers, car-rental service employees, physicians, real estate agents, insurance agents and public safety officers. The systems used by these workers are often subjected to rough handling, used in a variety of temperature and humidity conditions and required to operate for extended periods of time without external power sources or frequent battery changes. The information collected by these individuals is critical to the successful operation of their business or agency and hence must be stored reliably regardless of the operating environment. In addition, the information is frequently processed by a central computer system at some point (typically the end of the work day or night) and must therefore be easily transferable.

         The communications market has applications that are beginning to require new types of data storage. For example, communications switches and cellular base stations require data storage in environments such as subway stations or outdoor telephone booths that are subject to shock and vibration and a wide range of temperature and humidity conditions.


         In the fiscal years ended December 31, 1998, 1997 and 1996, product sales to the Company's top 10 customers accounted for approximately 59%, 67%, and 71%, respectively, of the Company's product revenues. In 1998, one customer accounted for 10% of the Company's total revenues. In 1997, no single customer accounted for greater than 10% of total revenues. During 1996, one customer accounted for approximately 26% of the Company's total revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this pattern to continue as certain customers increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customers' products. Sales to the Company's customers are generally made pursuant to standard purchase orders rather than long-term contracts. The loss of, or significant reduction in purchases by the Company's major customers, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results
- Sales to a Small Number of Customers Represent a Significant Portion of Our Revenues."


Products
--------

         SanDisk's storage products are high capacity, solid-state, non-volatile flash memory devices which comply with PC Card ATA and/or IDE industry standards. The Company offers a broad line of flash data storage system products in terms of capacities, form factors, operating voltage and temperature ranges. The Company's current product families include removable CompactFlash, FlashDisk and MultiMediaCard products, embedded FlashDrive products and Flash ChipSets. All products use the Company's proprietary 512 byte sector erase flash memory chips and intelligent controller. The Company's products are compatible with the majority of today's computing and communications systems that are based on industry standards. The Company's products, as of December 31, 1998, are listed in the following table:

--------------- ---------------------------- ---------------------------------------------------
Product Family  Form Factor                  Uncompressed Capacity (in million bytes)
CompactFlash    36.4 mm x 42.8 mm x 3.3 mm   4, 8, 10, 15, 20, 30, 40, 48, 64, 80, 96
(Removable)
FlashDisk       PC Card Type II              4, 8, 10, 20, 40, 60, 85, 110, 150, 220, 280
(Removable)                                  350, 440
Flash ChipSet   2 chips                      4, 8, 16, 32
(Embedded)
FlashDrive      1.8 inches, 2.5 inches       20, 40, 60, 80, 100, 220, 350, 440
(Embedded)      3.5 inches
MultiMediaCard  32 mm x 24 mm x 1.4 mm       4, 8, 16
(Removable)
--------------- ---------------------------- ---------------------------------------------------

         Unlike rotating disk drives, the Company's flash products are solid-state devices. The Company's products are very reliable. They have no moving parts that are subject to mechanical failure. The Company's products are non-volatile, meaning that no on-going source of power is required in order for the products to retain data, images or audio indefinitely. Flash is noiseless, considerably lighter, more rugged and consumes substantially less power than a rotating disk drive. The Company's CompactFlash, MultiMediaCard and Flash ChipSet, are small enough to be used in many of the newer, miniaturized electronic systems being developed today.

         CompactFlash. The Company's CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard Type II PC card. CompactFlash's compact size, ruggedness and low-power requirements and its ability to operate at either 3.3V or 5V make it well-suited for a range of current and next-generation, small form factor consumer applications such as digital cameras, PDAs, personal communicators, pagers and audio recorders. CompactFlash products provide interoperability with systems based upon the PC Card ATA standard by using a low-cost passive Type II adapter. CompactFlash cards are available in capacities ranging from 4MB to 96MB.

         FlashDisk. The Company's FlashDisk products are used in storage, data backup and data transport applications. FlashDisk products are available in Type II form factor with capacities ranging from 4MB to 440MB.

         Flash ChipSet. The Flash ChipSet product provides a very small footprint, solid-state ATA mass storage system. The Flash ChipSet product consists of a single chip ATA controller and a flash memory chip and is available in 4MB, 8MB, 16MB and 32MB capacities. It provides full PC Card, ATA and IDE disk drive compatibility in a chip set format.

         FlashDrive. The Company's FlashDrives in 1.8 inch, 2.5 inch and 3.5 inch form factors are targeted at applications that require embedded data storage devices. FlashDrives offer rugged, portable, low-power data storage and are "plug and play" replacements for rotating IDE drives making them ideal for mobile computers, communication devices and other systems that require embedded storage. Capacities of the Company's FlashDrive products range between 20MB and 440MB.

         MultiMediaCard. In November 1997, the Company introduced a new removable storage card product family, the MultiMediaCard. The MultiMediaCard measures 32 millimeters ("mm") by 24 mm by 1.4 mm and weighs less than two grams. MultiMediaCard is targeted at the emerging markets for mobile smart phones, advanced pagers, consumer multimedia devices, digital audio recorders, portable MP3 music players and other products that need removable data storage in a small form factor. MultiMediaCard is available in storage capacities of 4MB, 8MB and 16MB. The Company began shipping its MultiMediaCard product in the second half of 1998. There can be no assurance that MultiMediaCard will receive substantial market acceptance. Any failure by SanDisk's customers to accept the Company's MultiMediaCard products could cause a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results - Our Business Depends on Emerging Markets and New Products."


Technology
----------

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

         The flash process and flash memory chip designs developed by the Company in cooperation with its development partners make the Company's products scaleable over several generations of semiconductor fabrication processes. This feature has allowed the Company to significantly reduce its cost per megabyte of capacity as each new process generation is qualified. By maintaining the same basic design parameters, each generation of the Company's products maintains full compatibility with prior generations. This chip architecture, which incorporates three polysilicon layers and one metal layer, as well as a virtual ground array and a split gate transistor cell, has allowed the Company to significantly reduce cell size and thereby chip size. This has permitted increased storage capacity in all of the Company's products. The Company's patented flash process requires some modifications to the typical CMOS semiconductor fabrication process, but can be implemented on existing advanced fabrication lines without the need for special materials or equipment.

         D2 is a technological innovation which allows each flash memory cell to store two bits of information instead of the traditional single bit per cell employed by standard binary flash technology. The D2 flash technology is highly complex, and the write speed of D2 flash products is typically slower than the Company's current binary flash products. In addition, D2 flash involves several techniques never proven in a high volume production environment. The Company is currently ramping down production of its 80Mbit D2 designs in preparation for the next generation 256Mbit D2 design, which is expected to have write speeds matching the write speed of the Company's binary products. There can be no assurance that the write speed of D2 flash will be accepted by SanDisk's customers. Any failure by SanDisk's customers to accept the Company's D2 flash products, or any failure to successfully establish volume production of the D2 flash product, could cause a material adverse affect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results - Our Business Depends on Emerging Markets and New Products."

         The Company also has developed core competencies in low-cost micropackaging technology as well as low-cost batch testing, both of which are important elements in building high capacity flash cards to high reliability standards at a competitive cost.

Strategic Manufacturing Relationships
-------------------------------------

         An important element of the Company's strategy has been to establish strategic relationships with leading technology companies that can provide the Company with access to leading edge semiconductor manufacturing capacity and participate in the development of certain products. This enables the Company to concentrate its resources on the product design and development areas where the Company believes it has competitive advantages and eliminates the high cost of owning and operating a semiconductor wafer fabrication facility. The Company has developed strategic relationships with USIC and USC, semiconductor manufacturing facilities founded by UMC in Taiwan, and with Matsushita in Japan.

         All of the Company's products require silicon wafers which are currently supplied by USIC, USC and Matsushita. Most of the Company's wafers are currently manufactured using 0.4 and 0.35 micron process technology. The Company has been informed by its manufacturing partners that they are experiencing a significant increase in demand for wafers from other customers, which, if this continues, may create capacity shortages, longer lead-times and higher wafer prices. Any delays in wafer availability or uncompetitive wafer pricing would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company invested $51.2 million in USIC, which represents an ownership interest of approximately 10% in the venture, and guarantees the Company access to approximately 12.5% of the facility's wafer output. USIC is expected to have a total wafer capacity of between 20,000 to 25,000 wafers per month by the end of 1999.

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

         The Company believes that shipments of wafers from its foundry partners will be sufficient to meet the Company's anticipated requirements for wafers for the foreseeable future. The Company's ability to increase its revenue and net income in future periods is dependent on receiving an uninterrupted supply of wafers from its manufacturing partners.

         The Company's reliance on third-party wafer manufacturers involves several material risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yields and costs. In addition, as a result of the Company's dependence on foreign wafer manufacturers, the Company is subject to the risks of conducting business internationally, including exchange rate fluctuations. See "Factors That May Affect Future Results - We Depend on Third Party Foundries for Silicon Wafers."

         The Company has also developed strategic manufacturing relationships with Motorola and NEC, who supply the microcontroller for the Company's products. The small form factor of this single chip integrated controller is necessary to produce the Company's CompactFlash products, as well as its Flash ChipSet products. To reduce its reliance on Motorola as its sole source of microcontrollers, the Company has developed a strategic manufacturing relationship with NEC as an alternate source of controller chips. Any interruption of supply of the Company's controller chips from Motorola or NEC could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results
- We Depend on Our Suppliers and Third Party Subcontractors."

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

Assembly and Test
-----------------

         The Company tests wafers at its headquarters in Sunnyvale, California and at the UMC facility in Taiwan. Substantially all of the tested wafers are then shipped to the Company's third party memory assembly subcontractors:
Silicon Precision Industries Co., Ltd. ("SPIL") in Taiwan and Mitsui in Japan. Testing of assembled memory devices is performed at the Company headquarters in Sunnyvale, California and at SPIL in Taiwan. The assembly and test processes are monitored by statistical process control and quality audits by the Company's personnel.

         The Company performs final assembly,  testing and  configuration of its products at its headquarters in Sunnyvale, California. The Company has made substantial capital investments and has established in-house surface mount lines for the assembly of the printed circuit boards used in the Company's CompactFlash and FlashDisk products. In the second quarter of 1999, the Company expects to commence final assembly and test operations for a portion of its CompactFlash products at a subcontractor in China. The subcontract relationship will provide additional final assembly and test capacity. During the second half of 1998, the Company established in house manufacturing capacity for the production of the MultiMediaCard products. In the second quarter of 1999, the Company expects to begin assembly and test operations for its MultiMediaCard production at a subcontractor in Taiwan. The Company currently anticipates that it will continue to make substantial capital investments to further enhance its assembly capabilities. See "Factors That May Affect Future Results - We Depend on Third Party Foundries for Silicon Wafers."

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

Seagate Relationship
--------------------

         In January 1993, Seagate acquired a 25% ownership interest in the Company. Seagate has the right to nominate one director to the Company's Board of Directors. Thomas F. Mulvaney, Seagate's Senior Vice President, General Counsel and Secretary, serves as Seagate's nominee to the Company's Board of Directors. The Shareholder Rights Plan, adopted by the Board of Directors on April 21, 1997, permits Seagate to continue to hold its ownership interest in the Company without triggering the provisions of the plan. At December 31, 1998, Seagate had an ownership interest of approximately 23% in the Company.

Research and Development
------------------------

         The Company believes that its future success will depend on the continued development and introduction of new generations of flash memory chips, controllers and products designed specifically for the flash data storage market. To date, the Company has developed and put into production flash data storage products utilizing semiconductor devices with the following memory capacity and geometries: 4Mbit (0.9 micron), 8Mbit (0.8 micron), 16Mbit (0.5 micron), 32Mbit (0.5, 0.4 and 0.35 micron), 64Mbit (0.35 micron), 64Mbit D2 flash (0.5 micron) and 80Mbit D2 flash (0.35 micron). In addition, the Company has developed several generations of controllers for these flash memory chips. Currently, a majority of the Company's products utilize the 64Mbit device. Because of the complexity of its products, the Company has periodically experienced significant delays in the development and volume production ramp up of its products. There can be no assurance that similar delays will not occur in the future.

         The Company, along with its current foundry partners (in separate design efforts), is developing a new process to manufacture 128Mbit and 256Mbit D2 flash chips employing 0.28 micron and 0.24 micron geometries. The Company expects to begin customer shipments of 128Mbit flash products by mid 1999 and 256Mbit by the end of 1999. To date, the Company has not successfully completed the qualification of such a process and there can be no assurance that the Company will be able to successfully commence volume production with such a process at these foundries in the future. The Company has periodically experienced delays in the development of new processes at its foundry partners and such delays may occur again in the future. The Company's foundry partners may also experience delays in establishing development capabilities for new processes and these delays may have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results - We Face Risk in Transitioning to New Processes and Products."

         Research and development expenses were $18.2 million, $13.6 million, and $10.2 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company had 92 full-time employees engaged in research and development activities, including 11 in its Israel design center. The Company expects to increase its 1999 spending on process and design research and development to accelerate future transitions into 0.28 micron, 0.24 micron, and 0.18 micron geometries.


Sales and Distribution
----------------------

         The Company markets its products using a direct sales organization, distributors and manufacturers' representatives. The Company also sells products to various customers on a private label basis and under the SanDisk brand in the retail channel. The Company's sales efforts are organized as follows:

         Direct Sales Force. The Company's direct sales force is located in Maitland, Florida; Herndon, Virginia; Dublin, Ohio; Irvine, California; Sunnyvale, California; Branford, Connecticut; Hannover, Germany; Paris, France; Amsterdam, the Netherlands; Hong Kong; and Yokohama and Osaka, Japan. This organization supports major OEM customers and the Company's distribution and manufacturers' representative partners.

         Distributors. In the United States, the Company's products are sold through Arrow Electronics Inc., Avnet Inc. and Bell MicroProducts Inc. to OEM customers for a wide variety of industrial applications. In addition, the Company has distributors in various regions of the world including Europe, Japan, Australia, New Zealand, Taiwan, Korea and Hong Kong.

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

         OEMs. The Company provides private label products to OEMs in the United States and the Pacific Rim.

         Retail. The Company entered the retail channel in 1997 and is shipping SanDisk brand name product directly to retail superstores, office clubs and selected retail distributors. SanDisk products are available in more than 7,000 stores worldwide. Eleven independent manufacturers' representative firms are supporting the Company's sales efforts in the retail channel.


Customer Service and Technical Support
--------------------------------------

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


Patents and Licenses
--------------------

         The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company vigorously protects and defends its intellectual property rights. In the past, the Company has been involved in significant disputes regarding its intellectual property rights and believes it may be involved in similar disputes in the future.

         In 1988, the Company developed the concept of emulation of a hard disk drive with flash solid-state memory. The first related patents were filed in 1988 by Dr. Eli Harari and exclusively licensed to the Company. The Company currently owns or has exclusive rights to seventy two United States and fourteen foreign issued patents, and over forty seven patent applications pending in the United States, as well as twenty pending in foreign patent offices. The Company intends to seek additional international and United States patents on its technology. The Company believes some of its patents are fundamental to the implementation of flash data storage systems, as well as the implementation of D2 flash, independent of the flash technology used. However, there can be no assurance that any patents held by the Company will not be invalidated, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in significant and often protracted and expensive litigation. To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation against one or more third parties, including but not limited to those the Company has already notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company. For example, in March 1998, the Company filed a complaint in federal court against Lexar Media, Inc. ("Lexar") for infringement of a fundamental flashdisk patent. Lexar has disputed the Company's claim of patent infringement, claimed SanDisk's patent is invalid or unenforceable and asserted various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. SanDisk has denied each of Lexar's counterclaims. In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. Discovery in the Lexar suit commenced in August 1998. The claims construction phase commenced in February 1999. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful. See "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation."

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

         In its efforts to maintain the confidentiality and ownership of trade secrets and other confidential information, the Company requires all employees (regular and temporary), consultants, foundry partners, certain customers, suppliers and partners to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company and extending for a period of time beyond termination of the relationship. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate Significatly."


Backlog
-------

         The Company manufactures and markets primarily standard products. Sales are generally made pursuant to standard purchase orders. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within the upcoming twelve months. Since orders constituting the Company's current backlog are subject to changes in delivery schedules, backlog is not necessarily an indication of future revenue. In addition, there can be no assurance that the current backlog will necessarily lead to revenues in any future period. As of December 31, 1998, the Company's total backlog was $13.4 million compared to $18.6 million at December 31, 1997. Bookings visibility continues to be limited with more than 50% of the Company's quarterly product revenues coming from turns business. The Company believes that the current situation will continue until the new markets addressed by the Company's products enter a more predictable growth phase and demand begins to create longer lead times. See "Factors That May Affect Future Results - Fluctuations in Operating Results."


Competition
-----------

         The flash data storage markets in which the Company competes are characterized by intense competition, rapid technological change, evolving industry standards, rapidly declining average selling prices and rapid product obsolescence. The Company's competitors include many large domestic and international companies that have greater access to wafer fab capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's primary competitors include flash chip producers such as Advanced Micro Devices, Inc. ("AMD"), Atmel Corporation ("Atmel"), Hitachi, Intel, Micron Technology, Inc. ("Micron"), Mitsubishi Electronic Corporation ("Mitsubishi"), Samsung, Sharp and Toshiba, other companies using data storage techniques such as socket flash, linear flash and system flash components, as well as package assemblers such as Kingston Technology Company ("Kingston"), Lexar Media, Inc. ("Lexar"), M-Systems, Inc. ("M-Systems"), Simple Technology Inc. ("Simple"), SMART Modular Technologies, Inc. ("SMART Modular"), Sony Corporation ("Sony"), TDK Corporation ("TDK"), Matsushita Battery, Inc. ("Matsushita Battery") and Viking Components, Inc. ("Viking") that combine controllers and flash memory chips developed by others into flash data storage cards. Approximately twenty-five companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. The Company believes that other manufacturers, such as Toshiba and Samsung, will also seek to enter the CompactFlash market in the future.

         Competing products promoting industry standards that are different from SanDisk's have been introduced, including Intel's Miniature Card, Toshiba's Smart Media (Solid-State Floppy Disk Card), Sony Corporation's Memory Stick, and Panasonic's recently introduced Mega Storage cards and M-Systems Diskonchip(TM) for embedded storage applications. In addition, in 1997 Sony introduced a digital camera that has no flash memory and instead uses a standard floppy disk for storing pictures. A manufacturer of digital cameras that designs-in any one of these alternative competing standards will eliminate CompactFlash from use in its product, as each competing standard is mechanically and electronically incompatible with CompactFlash. In addition, the Company faces competition from Intel's 64Mbit and Hitachi's 256Mbit multilevel cell flash devices. The Company's double density flash ("D2 flash") and these multilevel cell flash products are competing technological innovations that allow each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard binary flash technology. In November 1997, Iomega Corporation ("Iomega") announced its Clik drive, a miniaturized, mechanical, removable disk drive that may compete directly with SanDisk's flash card products. In September 1998, IBM announced a type II CompactFlash card containing its 1" microdrive. The IBM product will compete directly with the Company's high capacity CompactFlash products. In October 1998, M-Systems introduced their Diskonchip 2000 product which is expected to compete against our Flash ChipSet products in embedded storage applications.


         The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative data storage solutions that may be less costly or provide additional features. Due to the high price sensitivity in the market for consumer products, aggressive price competition has been experienced for these applications. Such competition could result in lost sales and lower gross margins in the future, if the Company's average selling prices decrease faster than its costs.

         The Company has entered into patent cross-license agreements with Hitachi, Intel, Samsung, Sharp, SST and Toshiba, pursuant to which each party may manufacture and sell products that incorporate technology covered by each party's patents related to flash memory devices. As the Company continues to license its patents to certain of its competitors, competition will increase. As a result of the above factors, the Company expects to face substantially more competition in the future than it has to date. Increased competition could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its ability to compete successfully depends on a number of factors, which include price and quality, product performance and availability, success in developing new applications for system flash technology, adequate foundry capacity, efficiency of production, timing of new product announcements or introductions by the Company, its customers and its competitors, the ability of the Company's competitors to incorporate their flash data storage systems into their customers' products, the number and nature of the Company's competitors in a given market, successful protection of intellectual property rights and general market and economic conditions. The Company believes that it competes favorably with other companies with respect to these factors. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition or results of operations. See "Factors That May Affect Future Results - Our Markets are Highly Competitive."


Employees
---------

         As of December 31, 1998, the Company had 477 regular, full-time employees and 66 temporary employees, including 92 in research and development, 74 in sales and marketing, 50 in finance and administration and 327 in operations. The Company's success is dependent on its retention of key technical, sales and marketing employees and members of senior management. Additionally, the Company's success is contingent on its ability to attract and recruit skilled employees in a very competitive market. None of the Company's employees are represented by a collective bargaining agreement and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.



Factors That May Affect Future Results
--------------------------------------

         Our business, financial condition and results of operations could be impacted by a number of factors including the risk factors listed below.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

         Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

- Unpredictable demand for our products
- Decline in our average selling prices due to competitive pricing pressures
- Seasonality in sales of products for consumer electronics applications
- Changes in product and customer mix
- Market acceptance of new or enhanced versions of our products
- Changes in our distribution channels
- Timing of license and royalty revenue recognition
- Fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization
- Availability of foundry capacity
- Variations in manufacturing cycle times
- Increased research and development expenses
- Exchange rate fluctuations
- Changes in general economic conditions, in particular the economic recession in Japan

         When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we build excess inventories which affects our gross margins and operating results. For example, in the second quarter of 1998, our product gross margins declined to 12% from 30% in the previous quarter due in part to a write down of inventory to reflect inventory at net realizable value. Because our largest volume product, CompactFlash, is sold into an emerging consumer market, it is very difficult to accurately forecast future sales. If sales fall below our forecast, our operating results could be adversely affected if we are unable to reduce our operating expenses. More than 50% of our quarterly sales are from orders received and fulfilled in the same quarter. In addition, our product order backlog may fluctuate substantially from quarter to quarter.

         Due to anticipated growth, we increased our expense levels in 1998, including expenses associated with the expansion of our in-house assembly and test operations. Operating expenses are expected to continue to increase as a result of the need to hire additional personnel to support expected growth in sales unit volumes, marketing and sales efforts and research and development activities. These expenses cannot be readily scaled back over the short term. If revenue does not increase proportionately to operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be adversely affected.

         Product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash products, which currently represent the marjority portion of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash products may become an even more significant percentage of our product revenues as consumer applications, such as digital cameras, become more popular. Dependence on CompactFlash sales, together with lower pricing caused by competition, has caused average selling prices to decline substantially over the past year. This trend is expected to continue. Average selling prices decreased by 28% in 1998 compared to 1997.

         One of our strategies is to cross-license our patents to other manufacturers of flash products. Under such arrangements, we earn license fees and royalties on individually negotiated terms. The timing of revenue recognition from these payments is dependent on either the terms of each contract or on the timing of product shipments by the third parties. This causes license and royalty revenue to fluctuate significantly. Because this revenue has higher gross margins than product revenue, gross margins and net income fluctuate more with changes in license and royalty revenue than with changes in product revenue.

OUR BUSINESS DEPENDS UPON CONSUMER PRODUCTS

         In 1998, we received more product revenue and shipped more units of products destined for consumer electronics applications, principally digital cameras, than for any other applications. We believe that these products will encounter intense competition and be more price sensitive than products sold into our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and preference.

         A significant portion of sales to the consumer electronics market will be made through distributors and to retailers. Sales through these channels typically include rights to return unsold inventory. As a result, revenue is not recognized until after the product has been sold to the end user. If our retail customers are not successful in this market, there could be substantial product returns, which may cause harm to our business, financial condition and results of operations.

OUR BUSINESS DEPENDS ON EMERGING MARKETS AND NEW PRODUCTS

          In order for demand for our products to grow, the markets for new products that use CompactFlash and the MultiMediaCard, such as smart phones and MP3 portable music players, must develop and grow. If sales of these products do not grow, our product revenues and profit margins could level off or decline. To remain competitive, we intend to develop new products with increased memory capacity at a lower cost per megabyte. The success of this new product strategy will depend upon, among other things, the following:

- Our ability to successfully develop new products with higher memory capacities at a lower cost per megabyte;

- The development of new applications or markets for our flash data storage products;

- The extent to which prospective customers design our products into their products and successfully introduce their products;

- The extent to which our products or technologies become obsolete or noncompetitive due to products or technologies developed by others.

         If our new applications or target markets fail to develop, or if our products are not accepted by the market, our business, financial condition and results of operations could suffer.

THERE IS SEASONALITY IN OUR BUSINESS

         The sales of our products, in particular the sale of CompactFlash Products, in the consumer electronics applications market are subject to seasonality. As a result, product sales are impacted by seasonal purchasing patterns with higher sales in the second half of each year as compared to the first half of each such year. In addition, we historically experience a decrease in orders in the first quarter from Japanese OEM customers primarily due to the fact that most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. For example, our product revenues were 24% lower in the first quarter of 1998 than in the fourth quarter of 1997, mostly due to these seasonal factors and the Asian economic crisis.

OUR MARKETS ARE HIGHLY COMPETITIVE

         We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competitors include many large domestic and international companies that have greater access to foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers. Our primary competitors include flash chip producers such as Advanced Micro Devices, Inc., Atmel Corporation, Hitachi Ltd., Intel Corporation, Micron Technology, Inc., Mitsubishi Electronic Corporation, Samsung Electronics Company Ltd., Sharp Electronics Corporation and Toshiba Corporation. Other competitors include companies using data storage techniques such as socket flash, linear flash and system flash components, as well as package or card assemblers such as Lexar Media, Inc., M-Systems, Inc., Simple Technology Inc., SMART Modular Technologies, Inc., Sony Corporation, Kingston Technology Company, TDK Corporation, Matsushita Battery, Inc. and Viking Components, Inc., which combine controllers and flash memory chips developed by others into flash storage cards. Approximately 25 companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe that other manufacturers will enter the CompactFlash market in the future.

         In addition, competing products have been introduced that promote industry standards that are different from our CompactFlash product, including Intel's Miniature Card, Toshiba's Smart Media (Solid-State Floppy Disk Card), Sony Corporation's Memory Stick, Panasonic's recently introduced Mega Storage cards and M-Systems' Diskonchip(TM) for embedded storage applications. Each competing standard is mechanically and electronically incompatible with CompactFlash. If a manufacturer of digital cameras or other consumer electronic devices designs-in one of these alternative competing standards, CompactFlash will be eliminated from use in that product.

         We also face competition from products based on multilevel cell flash technology such as Intel's 64Mbit flash chip and Hitachi's 256Mbit flash chip. These products compete with our D2 multilevel cell flash technology. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In November 1997, Iomega Corporation announced its Clik drive, a miniaturized, mechanical, removable disk drive, and claims that it will compete directly with our flash card products. In September 1998, IBM introduced the microdrive, a rotating disk drive in a type II CompactFlash format. Initially, this product will compete directly with our type II CompactFlash memory cards, when we introduce these products in 1999, for use in high end professional digital cameras. In October 1998, M-Systems introduced their Diskonchip 2000 product which is expected to compete against our Flash ChipSet products in embedded storage applications.

         According to independent industry analysts, Sony's Mavica digital camera captured approximately 40% of the United States market for digital cameras in the first and second quarters of 1998. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash (or any other flash) cards. Our sales prospects for CompactFlash cards will be significantly reduced if other manufacturers adopt the Mavica format and it becomes the new "defacto standard." Also, our MultiMediaCard products are expected to face stiff competition from Toshiba's SmartMedia flash cards and Sony's flash Memory Stick. Although the Memory Stick is proprietary to Sony, if it is adopted and achieves widespread use in future products, sales of our MultiMediaCard and CompactFlash products may decline.

         Furthermore, we expect to face competition from existing companies and from other companies that may enter the existing or future markets that have similar or alternative data storage solutions which may be less costly or provide additional features. Price is an important competitive factor in the market for consumer products. Increased price competition could lower gross margins if our average selling prices decrease faster than costs and could also result in lost sales.

         We have entered into patent cross-license agreements with Hitachi, Intel, Samsung, Sharp, SST and Toshiba. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. As we continue to license our patents to certain competitors, competition will increase and may cause harm to our business, financial condition and results of operations.

         Other competitive factors include:

- Product performance and availability
- Adequate foundry capacity
- Efficiency of production
- Our timing of new product announcements or introductions
- Successful protection of intellectual property rights
- General market and economic conditions

OUR AVERAGE SALES PRICES HAVE DECLINED

         In 1998, the average selling prices of our products declined 28% compared to 1997. Because flash data storage markets are characterized by intense competition, we expect that pricing pressures from our customers will increase. This will likely result in a further decline in average sales prices for our products. We believe that we can offset declining average sales prices by achieving manufacturing cost reductions and developing new products that incorporate advanced features and can be sold at higher average gross margins. However, if we are unable to achieve such cost reductions or remain price competitive, this could result in lost sales, declining gross margins, and as a result, our business, financial condition and results of operations could suffer.

         From time to time the semiconductor industry has experienced a significant down turn and is currently beginning to recover from one of its most severe down cycles. During most of 1998, the semiconductor industry experienced significant production over capacity. This "buyers market" put margin pressures on all flash memory suppliers. We believe product gross margins will remain under pressure in the first half of 1999 until the more favorable cost structure of our 128Mbit flash chip design begins to have a favorable impact on the cost per megabyte of our products.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS

         Our sales are primarily denominated in United States dollars. As a result, if the value of the US dollar increases relative to foreign currencies, our products could become less competitive in international markets. For example, our products are relatively more expensive in Asia because of the recent economic conditions in Asia and the weakness of many Asian currencies relative to the US dollar. This has resulted in a decrease in our sales in that region. In 1998, sales to Japan declined to 31.6% of total product sales from 38.1% in 1997. This resulted primarily from the Japanese economic crisis and market recession. If the current market conditions in Japan do not improve, or if they decline further, our results of operations may suffer.

         Currently, all of our wafers are produced by foundries located outside the United States and the majority are purchased in United States dollars. Because we currently invoice certain customers in Japanese Yen, fluctuations in currencies could adversely affect our business, financial condition and results of operations. Our international business activities could also be limited or disrupted by any of the following:

- The need to comply with foreign government regulation;

- General geopolitical risks, such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;

- Imposition   of   regulatory   requirements,   tariffs,   import  and  export
  restrictions,  and other barriers and restrictions;

- Longer payment cycles and greater difficulty in accounts receivable collection;

- Potentially adverse tax consequences;

- Less protection of our intellectual property rights.

         In 1999, we will begin using third-party subcontractors in China for the assembly and testing of our components. As a result, our business could be harmed by the effect of political, economic, legal and other uncertainties in China. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. The Chinese government may not continue to pursue such policies and, even if it continued, such policies may not be successful. The Chinese government may significantly alter the policies from time to time. In addition, China does not currently have a comprehensive and highly developed system of laws, particularly with respect to the protection of intellectual property rights. As a result, enforcement of existing and future laws and contracts is uncertain, and the implementation and interpretation of such laws may be inconsistent.



SALES TO A SMALL NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES

         Most of our revenue comes from a small number of customers. For example, sales to the Company's top 10 customers accounted for approximately 59%, 67%, and 71%, respectively, of the Company's product revenues for 1998, 1997, and 1996. If we were to lose any of these customers or experience any reductions in orders from these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change.

WE DEPEND ON THIRD PARTY FOUNDRIES FOR SILICON WAFERS

         All of our products require silicon wafers. We rely on USC and USIC in Taiwan and Matsushita Electronic Corporation in Japan for supplying our silicon wafers. We depend on our foundries to (1) allocate a portion of their foundry capacity to our needs, (2) produce acceptable quality wafers with acceptable manufacturing yields and (3) deliver our wafers on a timely basis at a competitive price. If our foundries are unable to satisfy these requirements, our business, financial condition and operating results may suffer.

         Under the wafer supply agreements with our foundries, we are obligated to provide monthly rolling forecasts for our anticipated wafer purchases. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month's forecast. This limits our ability to react to fluctuations in demand for our products and could cause us to have excess inventory. In addition, if we are unable to obtain scheduled quantities of wafers with acceptable price and yields from any foundry, our business, financial condition and results of operations could be adversely affected.

WE DEPEND ON OUR SUPPLIERS AND THIRD PARTY SUBCONTRACTORS

         We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with any of these vendors. Our business, financial condition and operating results could be harmed by delays or reductions in shipments if we are unable to develop alternative sources or to obtain sufficient quantities of these components. For example, we rely on Motorola, Inc. and NEC to supply certain designs of critical microcontrollers.

         We also rely on third-party subcontractors to assemble, and sometimes test the memory components for our products. We have no long-term contracts with these subcontractors and cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems which could increase the manufacturing costs of our products and have adverse effects on our operating results.

WE FACE RISK IN TRANSITIONING TO NEW PROCESSES AND PRODUCTS

         Successive generations of our products incorporate semiconductor devices with greater memory capacity per chip. We are continually involved in joint development efforts with our foundries to produce semiconductor devices based upon smaller geometry manufacturing processes. Two important factors that enable us to decrease the costs per megabyte of our flash data storage products are the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes. A number of challenges exist in achieving a lower cost per megabyte, including (1) lower yields are often associated with the early production of new semiconductor devices, (2) problems with design and manufacturing of products that will incorporate these devices and (3) production delays. Because our products are complex, we periodically experience significant delays in the development and volume production ramp up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

         We have developed new products based on D2 flash technology, a new flash architecture designed to store two bits in each flash memory cell. We introduced our 80Mbit D2 flash chip in November 1997 and began customer shipments in the third quarter of 1998. We expect production volumes to be limited, however, because of more advanced 256Mbit flash memory designs currently planned for production by the end of 1999. These new advanced designs are expected to have faster write speeds than the 80Mbit D2 flash. We believe that D2 flash will help us increase the capacity and decrease the costs of certain products, enabling us to maintain our competitive advantage, broaden our target markets and attract strategic partners. High density flash memory, such as D2 flash, is a complex technology that requires tight manufacturing controls and effective test screens. Problems from the shift to volume production for new flash products could impact both reliability and yields and result in increased manufacturing costs. We may not be able to manufacture reliable and cost effective D2 flash products in commercial volumes and with yields sufficient to result in lower costs per megabyte. Furthermore, D2 flash technology needs significantly improved write speed so that it can be usefully applied to market applications such as digital cameras. We may not be able to achieve the requisite write speed in our future D2 products.

WE MUST ACHIEVE ACCEPTABLE WAFER MANUFACTURING YIELDS

         The fabrication of our products requires wafers to be produced in a highly controlled and clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry's manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely on independent offshore foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. We cannot be certain that our foundries will achieve or maintain acceptable manufacturing yields. If the foundries cannot achieve the planned yields, it could negatively affect our business, financial condition and results of operations.

RISKS ASSOCIATED WITH PATENTS, PROPRIETARY RIGHTS AND RELATED LITIGATION

         We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant disputes regarding our intellectual property rights and claims that we may be infringing third parties' intellectual property rights. We expect that we will be involved in similar disputes in the future. We cannot assure you (1) that any of our patents will not be invalidated, (2) that patents will be issued for any of our pending applications, (3) that any claims allowed from existing or pending patents will have sufficient scope or strength or (4) that our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage. In addition, our competitors may be able to design around our patents.

         From time to time, it may be necessary to initiate litigation against third parties to preserve our intellectual property rights. These parties could in turn bring suit against us. Such a situation occurred in March of 1998. We filed a complaint in federal court against Lexar for infringement of a fundamental flash disk patent. Lexar disputed this claim and asserted that our patent was invalid or unenforceable, as well as asserting various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. We have denied all of these counterclaims. In July 1998, the federal district court denied Lexar's request to have the case dismissed. Discovery in this suit began in August 1998. Currently the case is in the claims construction phase. See "Item 3. Legal Proceedings."

         We intend to vigorously enforce our patents but we cannot be sure that our efforts will be successful. If we were to have an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation is likely to result in significant expense to us, as well as divert the efforts of our technical and management personnel.

         If we decide to incorporate third party technology into our products or if we are found to infringe on others' intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. Currently, we have patent cross-license agreements with Hitachi, Intel, Samsung, Sharp, SST and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our foundries from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms.

         We have historically indemnified various suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney's fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third party claims for patent infringement. Any future obligation to indemnify our customers or suppliers could have a negative affect on our business, financial condition or results of operations.

OUR RAPID GROWTH MAY STRAIN OUR OPERATIONS

         We have experienced rapid growth, which has placed, and continues to place, a significant strain on our personnel and other resources. To accommodate this growth, we must continue to implement and improve our operational, financial and management information systems, as well as hire, train, motivate and manage our employees. We have had difficulty in the past hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make a significant investment in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support our rapid growth, which could in turn negatively affect our business, financial condition and results of operations.

WE DEPEND UPON CERTAIN KEY PERSONNEL

         Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, the founder, President and Chief Executive Officer. Our success will also depend on our ability to recruit additional highly skilled personnel. We cannot assure you that we will be successful in hiring or retaining such key personnel, or that any of our key personnel will remain employed with us.

OUR STOCK PRICE MAY BE VOLATILE

         The market price of our stock has fluctuated in the past and is likely to fluctuate in the future. For example, in the twelve month period ending December 31, 1998, our stock price fluctuated from a low of $5.125 to a high of $26.25. We believe that such fluctuations could continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our Common Stock.

YEAR 2000 ISSUES MAY HARM OUR BUSINESS

         Many existing computer systems and applications may not function properly when using dates beyond December 31, 1999. We have established a Year 2000 Risk Management program to assess the impact that the Year 2000 issue may have on our business. Based on our assessment to date, all of our flash memory and connectivity products are Year 2000 compliant. Other Year 2000 issues that we face include:

- Assessment and remediation of the tertiary business information systems

- Assessment and remediation of the computer systems used for facilities control, machine control and manufacturing testing

- Year 2000 compliance of our key suppliers and customers

         Our estimated total costs for Year 2000 compliance issues are not expected to have a material adverse affect on our business. However, the failure of our key suppliers and customers to take proper remedial efforts could harm our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Readiness Disclosure."

WE HAVE ANTI-TAKEOVER PROVISIONS

         We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a Shareholder Rights Plan that would cause substantial dilution to a stockholder who attempts to acquire us on terms not approved by our Board of Directors. In addition, our Certificate of Incorporation grants the Board of Directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of Preferred Stock without stockholder action. Although we have no present intention to issue shares of Preferred Stock, such an issuance could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred Stock may also have other rights, including economic rights senior to the Common Stock that could have a material adverse effect on the market value of the Common Stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of SanDisk.


ITEM 2. PROPERTIES
        ----------

         The Company's principal facilities are presently located in a 104,000 square foot building in Sunnyvale, California. Approximately one half of the space is dedicated to production activities. The remaining space is used for administrative, marketing and development activities. The Company occupies this space under a lease agreement that expires in July 2001. The Company has also entered into a lease agreement for an adjacent 50,000 square foot building, which is currently being prepared for occupancy. The Company plans to move certain administrative, sales and marketing functions into this building in the second quarter of 1999. The lease on this additional space expires in July 2001. The Company believes that its facilities will be adequate to meet its near term needs and that additional space will be available as required. The Company also leases domestic sales offices in Herndon, Virginia; Irvine, California; Branford, Connecticut; Dublin, Ohio and Maitland, Florida, as well as foreign sales offices in Hannover, Germany; Paris, France; Amsterdam, the Netherlands; Yokohama and Osaka, Japan; Hong Kong and a design center in Tefen, Israel.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

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

          In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. Discovery in the Lexar suit commenced in August 1998. The claims construction phase commenced in February 1999. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

         In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology, or discontinue the use of certain processes. Any litigation, whether as a plaintiff or as a defendant, would likely result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company. In addition, the results of any litigation are inherently uncertain. For example, in 1995, the Company informed Samsung that the Company believed Samsung infringed certain of its patents. In response, Samsung filed a complaint accusing the Company of infringing two of its patents. The Company then filed a complaint against Samsung with the United States International Trade Commission (the "ITC") alleging that Samsung and its U.S. sales arm were importing and selling products that infringed two of the Company's patents. After a hearing on this matter, the ITC issued an order that both SanDisk patents were valid and that Samsung had infringed such patents, and prohibited the import, sale, marketing, distribution or advertising of Samsung's infringing flash memory circuits in the United States. In August 1997, the Company and Samsung entered into a settlement agreement resolving all aspects of this dispute, pursuant to which the parties agreed to cross-license certain patents and Samsung agreed to make license and royalty payments to the Company. While the Company believes it achieved a favorable result in this matter, the expense and diversion of management attention in connection with its resolution was substantial. In addition, the Company has notified several large flash suppliers that the Company believes certain of their existing or announced products infringe certain of the Company's patents.

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





ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

    The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

Name               Age              Position

Dr. Eli Harari      53   President, Chief Executive Officer and Director
Cindy Burgdorf      51   Chief Financial Officer, Senior Vice President,
                            Finance and Administration and Secretary
Leon Malmed         61   Senior Vice President, Marketing and Sales
Daniel Auclair      52   Senior Vice President, Business Development
                            and Intellectual Property
Ralph Hudson        54   Senior Vice President, Worldwide Operations
Jocelyn Scarborough 54   Vice President, Human Resources

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

         Mr. Auclair has served as Vice President, Systems Engineering from 1990 to June 1993, Vice President, Engineering and Technology from June 1993 to July 1995, Senior Vice President, Operations and Technology from July 1995 to January 1998 and has served as Senior Vice President Business Development and Intellectual Property since January 1998. From 1988 to 1990, Mr. Auclair was Vice President of Engineering at Anamartic, a company that utilizes wafer scale technology to build DRAM mass storage systems. From 1984 to 1988, Mr. Auclair was Vice President and General Manager of the OMTI division of Scientific Micro Systems, a supplier of disk controllers and disk controller chips to the disk drive industry. Mr. Auclair holds a B.S. degree in Engineering Physics from the University of Maine and an M.S. degree in Computer Science from the University of Santa Clara.

         Mr. Ralph Hudson joined the company as Senior Vice President of World Wide Operations in August of 1998. He was previously, President of RJ Hudson Consulting from 1997 to 1998, Vice President of Operations for USRobotics/3Com's Network Work Systems Division from 1996 to 1997, Senior Vice President and General Manager for Bell and Howell from 1993 to 1996 and held various senior management positions with Data General from 1977 to 1993 where he was Vice President of World Wide Operations from 1989 to 1993. Prior to this he held various management and senior management position with NCR Corporation from 1967 to 1977. Mr. Hudson holds a B.S. Degree in Industrial Engineering from Allied Institute of Technology.

         Ms. Scarborough joined the Company as Vice President of Human Resources in March 1999. She was previously President of Scarborough and Associates from 1997 to 1999 and Vice President of Human Resources for the California State Automobile Association from 1994 to 1997. From 1973 to 1993, Ms. Scarborough held various management positions, including Director of Human Resources and Organization Development, at Digital Equipment Corporation. Ms. Scarborough holds a B.S. degree in Psychology from Gordon College.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        ---------------------------------------------
        RELATED STOCKHOLDER MATTERS
        ---------------------------

Market Price of Common Stock

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol SNDK. SanDisk's initial public offering of stock was November 8, 1995 at $10.00 per share. The following table lists the high and low sales price for each quarter during the last three years.

                                    High               Low
Fiscal year 1996
   First quarter                    $21.75              $12.00
   Second quarter                   $17.00              $10.625
   Third quarter                    $16.25             $  9.625
   Fourth quarter                   $16.125             $11.25
Fiscal year 1997
   First quarter                    $13.875            $  8.875
   Second quarter                   $14.875            $  9.625
   Third quarter                    $36.625             $14.75
   Fourth quarter                   $40.00              $15.75
Fiscal year 1998
   First quarter                    $26.25              $15.75
   Second quarter                   $25.125             $12.25
   Third quarter                    $14.75             $  7.50
   Fourth quarter                   $15.00             $  5.125

    As of March 15, 1999, there were approximately 212 stockholders of record. The Company has never declared or paid any cash dividends on its Common Stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. In addition, the Company's existing line of credit agreement currently prohibits the payment of cash dividends without the bank's consent. The Company currently intends to retain its earnings, if any, for use in its business.

ITEM 6:  SANDISK CORPORATION SELECTED FINANCIAL DATA
           (In thousands, except per share data)

Year Ended December 31,                                   1998         1997         1996          1995         1994
--------------------------------------------------------------------------------------------------------------------
Revenues
  Product                                            $ 103,190    $ 105,675     $ 89,599      $ 61,589     $ 35,378
  License and royalty                                   32,571       19,578        8,000         1,250            -
--------------------------------------------------------------------------------------------------------------------
Total revenues                                         135,761      125,253       97,599        62,839       35,378

Cost of revenues                                        80,311       72,280       58,707        36,613       28,074
--------------------------------------------------------------------------------------------------------------------
Gross profits                                           55,450       52,973       38,892        26,226        7,304
Operating income (loss)                                 12,810       19,680       12,474         7,777       (4,781)
Net income (loss)                                       11,836       19,839       14,485         9,065       (4,287)
Net income (loss) per share (pro forma for 1995 and 1994)
     Basic                                              $ 0.45       $ 0.87       $ 0.65        $ 0.48      $ (0.25)
     Diluted                                            $ 0.43       $ 0.79       $ 0.60        $ 0.45      $ (0.25)
Shares used in per share calculations
  (pro forma for 1995 and 1994)
     Basic                                              26,298       22,880       22,162        18,747       17,463
     Diluted                                            27,672       24,970       24,206        20,328       17,463



At December 31,                                           1998         1997         1996          1995         1994
--------------------------------------------------------------------------------------------------------------------

Working capital                                      $ 138,471    $ 134,298     $ 77,029      $ 68,002     $ 20,971
Total assets                                           255,741      245,467      108,268        92,147       31,861
Long term debt, less current portion                         -            -            -             -           93
Total stockholders' equity                             207,838      191,374       87,810        72,381       23,672


The Company is restricted in paying cash dividends under the terms of its line of credit agreement and paid no cash dividends during the five-year period. (See
Note 3 of the Notes to the Consolidated Financial Statements)

See Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

SanDisk Corporation
SUPPLEMENTARY Quarterly Data
(Unaudited.  In thousands except per share data)

 Quarterly/1998               1st          2nd          3rd           4th
--------------------------------------------------------------------------

Revenues
  Product                $ 25,426     $ 23,480     $ 24,143      $ 30,141
  License and royalty       8,676        7,881        7,935         8,079
--------------------------------------------------------------------------
Total revenues             34,102       31,361       32,078        38,220

Gross profits              16,330       10,801       13,238        15,081
Operating income            6,004          370        2,633         3,803
Net income                  4,703        1,053        2,506         3,574
Net income per share
     Basic                 $ 0.18       $ 0.04       $ 0.09        $ 0.13
     Diluted               $ 0.17       $ 0.04       $ 0.09        $ 0.13



 Quarterly/1997               1st          2nd          3rd           4th
--------------------------------------------------------------------------

Revenues
  Product                $ 18,194     $ 23,922     $ 30,219      $ 33,340
  License and royalty       3,250        3,425        5,925         6,978
--------------------------------------------------------------------------
Total revenues             21,444       27,347       36,144        40,318

Gross profits               8,479       10,972       16,009        17,513
Operating income            1,540        3,391        7,233         7,516
Net income                  2,125        3,690        6,802         7,222
Net income per share
     Basic                 $ 0.09       $ 0.16       $ 0.30        $ 0.30
     Diluted               $ 0.09       $ 0.15       $ 0.27        $ 0.27

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

    Certain statements in this discussion and analysis are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are set forth in "Item 1: Business - Factors That May Affect Future Results." The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

OVERVIEW

    The Company was founded in 1988 to develop and market flash data storage systems. The Company sells its products to the consumer electronics and industrial/communications markets. During the course of 1998, the percentage of the Company's product sales attributable to the consumer electronics market, particularly sales of CompactFlash for use in digital camera applications, increased substantially. This increase in sales to the consumer market resulted in a shift to lower capacity products, which typically have lower average selling prices and gross margins than higher capacity products. In addition, these products are frequently sold into the retail channel, which usually has shorter customer order lead-times than the other channels used by the Company, thereby decreasing the Company's ability to accurately forecast future production needs. Subject to market acceptance of its CompactFlash products, the Company believes these products will continue to represent a majority of the Company's sales as the popularity of consumer applications, including digital cameras, increases. The percentage of sales attributable to orders received and fulfilled in the same quarter has increased over time and, in response, the Company is continuing to work to shorten its manufacturing cycle times.

    The Company's operating results are affected by a number of factors including the volume of product sales, the timing of significant orders, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, the timing of license and royalty revenues, fluctuations in product costs, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, increased research and development expenses, and exchange rate fluctuations. In addition, as the proportion of the Company's products sold for use in consumer electronics applications increases, the Company's revenues may become subject to seasonal declines in the first quarter of each year. See "Item 1: Business - Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly" and "There is Seasonality in Our Business."

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

    SanDisk markets its products using a direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. The Company expects that sales through the retail channel will comprise an increasing share of total revenues in the future, and that a substantial portion of its sales into the retail channel will be made to participants that will have the right to return unsold products. The Company does not recognize revenues from these sales until the products are sold to the end customers. See "Item 1: Business - Sales and Distribution."

    Historically, a majority of the Company's sales have been to a limited number of customers. Product sales to the Company's top 10 customers accounted for approximately 59%, 67%, and 71%, respectively, of the Company's product revenues for 1998, 1997, and 1996. In addition, revenues from one customer in 1998 exceeded 10% of total revenues. No single customer accounted for greater than 10% of revenues in 1997 and in 1996 one customer accounted for 26% of total revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its product revenues for the foreseeable future. The Company has also experienced significant changes in the composition of its customer base from year to year and expects this pattern to continue as market demand for such customers' products fluctuates. The loss of, or significant reduction in purchases by major customers, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business - Factors That May Affect Future Results - Sales to a Small Number of Customers Represent a Significant Portion of Our Revenues" and "Business - Sales and Distribution."

    Due to the emerging nature of the Company's target markets and certain planned product transitions, the Company has had difficulty forecasting future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle times, the Company has been required to order wafers from its foundries several months in advance of the ultimate shipment of its products. Under the Company's wafer supply agreements, there are limits on the number of wafers the Company can order and the Company's ability to change that quantity is restricted. Accordingly, the Company's ability to react to significant fluctuations in demand for its products is limited. As a result, the Company has not been able to match its purchases of wafers to specific customer orders and therefore the Company has from time to time taken write downs for potential excess inventory purchased prior to the receipt of customer orders. For example, in the second quarter of 1998, the Company's product gross margins were negatively impacted by such an inventory write down. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter to quarter basis. See "Item 1: Business - Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly."

    Export sales are an important part of the Company's business, constituting 56%, 57%, and 55% of the Company's total revenues in 1998, 1997, and 1996, respectively. In 1998, product sales to Japan declined 19% from the prior year, due in part to the Asian economic crisis. While a majority of the Company's revenues from sales to Japan and other Asian countries are derived from OEM customers who plan to export a portion of their products to countries outside of Asia, the Asian economic crisis may continue to adversely effect the Company's revenues to the extent that demand for the Company's products in Asia declines. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, the Company's products may be relatively more expensive in Asia, which could result in a decrease in the Company's sales in that region. The Company may also experience pressure on its gross margins as a result of increased price competition from Asian competitors. While most of the Company's sales are denominated in U.S. Dollars, the Company invoices certain Japanese customers in Japanese Yen and is subject to exchange rate fluctuations on these transactions. A portion of the Company's purchases of wafers are denominated in Japanese Yen. While this percentage has been decreasing, exchange rate fluctuations can affect the Company's business, financial condition and results of operations. See "Item 1: Business - Factors That May Affect Future Results - We Face Risks Associated with International Operations."

    For the foreseeable future, the Company expects to realize a significant portion of its revenues from recently introduced and new products. Typically new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. To remain competitive, the Company is focusing on a number of programs to lower its manufacturing costs, including development of future generations of D2 flash and advanced technology wafers. There can be no assurance that such products or processes will be successfully developed by the Company or that development of such processes will lower manufacturing costs. In addition, the Company anticipates that price competition will increase in the future, which could result in decreased average selling prices and lower gross margins. See "Item 1: Business - Factors That May Affect Future Results -We Must Achieve Acceptable Manufacturing Yields."

YEAR 2000 READINESS DISCLOSURE

         The Company is aware of problems associated with computer systems as the year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue is complex and wide ranging. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, manufacturing, planning and communications. The problem may also affect embedded systems such as building security systems, machine controllers and production test equipment. Year 2000 problems with these systems may affect the ability or efficiency with which the Company can perform many significant functions, including but not limited to: order processing and fulfillment, material planning, product assembly, product test, invoicing and financial reporting. While there can be no guarantee of unaffected operation, the completed implementation of the Company's new
Management Information System, and the completed assessment of its embedded systems, indicates limited exposure in these areas. The Year 2000 problem may also affect the computer systems of the Company's suppliers and customers, potentially disrupting their operations. Year 2000 problems with the Company's business partners may impact the Company's sources of supply and demand.

         Year 2000 Readiness. The Company has a Year 2000 Risk Management program to assess the impact of the Year 2000 issue on SanDisk, and to coordinate remediation activities. The Company completed the evaluation of its products for Year 2000 compliance in the third quarter of 1998. The Company's FlashDisk, FlashDrive, Flash ChipSet, CompactFlash, MultiMediaCard, and ImageMate product lines do not perform date related processing, do not contain real time clock circuitry and therefore are Year 2000 ready. SanDisk storage and connectivity products are used as components in a variety of host systems. The firmware, operating system, and application software of these host systems are designed and manufactured by others. SanDisk makes no claim with regard to the Year 2000 readiness of host systems designed by others in which SanDisk's products are used. Independent system designers make derivative works from the SanDisk Host Developer's Toolkit ("Toolkit") source code product. Sample date related subroutines and data structures are included in the Toolkit for use by system designers. Designers modify the sample routines in order to fit the specific requirements of their host operating system. The designer is responsible for the formatting and processing logic associated with the date values that pass through the Toolkit subsystem and for the Year 2000 readiness of the systems in which the Toolkit is used. SanDisk makes no claims with regard to the Year 2000 readiness of host firmware and operating systems designed by others that contain derivative works of the Host Developer's Toolkit.

         The Year 2000 remediation of the Company's transaction processing systems was completed with the installation and testing of the Company's new management information system in the fourth quarter of 1998. The new system is a commercially available, fully integrated MRP II (Materials Requirement Planning and Accounting system) software application. This system is used for Accounting, Order Processing, Planning, Inventory Control, Shop Floor Control and Distribution.

         The assessment and remediation of Year 2000 problems in tertiary business information systems is on-going. Well over 90% of the Company's investment in desktop PC hardware is known to be Year 2000 compliant, and proven remediation solutions have been identified for the remaining 10%. The majority of the software used on these systems and network servers are recent versions of vendor supported, commercially available products. Upgrading these applications as Year 2000 compliant patches are released by the respective vendors has not been a significant burden on the Company and is expected to be completed before the end of 1999.

         The assessment of Year 2000 problems in computer systems used for facilities control, machine control, and manufacturing testing is complete, and remediation is on-going. The most significant Year 2000 issue in this area has been found to be related to older wafer test equipment. This equipment is not expected to be in use in the year 2000. The Company is phasing in new Year 2000 compliant wafer test equipment in conjunction with the introduction of new generations of flash memory.

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

         Year 2000 Risk Management Program Costs. The cost of the Year 2000 project related to upgrading the Company's core management information system was approximately $1.0 million, $400,000 of which was related to the purchase of software and hardware which was capitalized by the Company. The Company estimates it will cost an additional $250,000 to upgrade application software and replace non-compliant personal computer systems. The Company would have incurred the majority of these costs, in spite of Year 2000 issues, due to the need to upgrade its management information system, application software and personal computers to support the Company's growth. The Company's Year 2000 remediation projects will be funded from operating cash flows. No material projects have been deferred in order to complete the Company's Year 2000 assessment and remediation projects. The additional expenses related to the management of the Year 2000 compliance program and completing the assessment of the Company's internal and external risks are not expected to be material to the Company's quarterly operating results.

         The costs and time schedule for the Year 2000 problem abatement are based on management's best estimates for the remediation of Year 2000 problems uncovered to date. These estimates were derived utilizing numerous assumptions, including that the most significant Year 2000 risks have already been identified, that certain resources will continue to be available, that third party plans will be fulfilled, and other factors. However, there can be no guarantee that these estimates will be achieved or that the anticipated time schedule will be met and actual results could differ materially from those anticipated.

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


RESULTS OF OPERATIONS

    Product Revenues. SanDisk's product revenues declined 2% to $103.2 million in 1998 from $105.7 million in 1997. The decrease consisted of an increase in unit shipments of 34% which was offset by a decline in average selling prices of 28%. Fiscal year 1997 product revenues increased 18% from $89.6 million in 1996. The increase of $16.1 million consisted of a 146% increase in units shipped offset by a 51% decline in average selling prices.

     In 1998 and 1997, the largest increase in unit volume came from sales of CompactFlash products, primarily for use in digital cameras and other consumer electronics applications. CompactFlash products represented approximately 68% of all units shipped and 50% of product revenues in 1998 compared to 73% of all units shipped and 49% of product revenues in 1997. In 1997, the Company experienced a significant shift in product mix from PCMCIA flash cards to CompactFlash cards, which have lower capacities. This contributed to the decline in average selling prices in 1997. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. Sales of these lower capacity products generally have lower average selling prices and gross margins than higher capacity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

    The Company has experienced and expects to continue to experience seasonality in its product sales. Due to the shift in product mix towards CompactFlash products which are sold primarily for consumer electronics applications, the Company expects that its product sales will be increasingly impacted by seasonal purchasing patterns, with higher sales in the second half of each year as compared to the first half of each such year. In the past, the Company has experienced a reduction in order quantities in the first quarter from Japanese OEM customers, reflecting the fact that most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. In addition, the effects of the Asian economic crisis on the Company's revenues is uncertain. The Company's ability to adjust its operating expenses is limited in the short term due to a number of factors described herein and in "Factors That May Affect Future Results." As a result, if product revenues are lower than anticipated, the Company's results of operations will be adversely affected. SanDisk's backlog at the end of 1998 was $13.4 million, compared to $18.6 million in 1997 and $5.8 million in 1996. See "Item 1: Business - Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly" and "There is Seasonality in Our Business."

    License and Royalty Revenues. The Company currently earns patent license fees and royalties under six cross-license agreements with Hitachi, Intel, Sharp, Samsung, SST and Toshiba. License and royalty revenue from patent cross-license agreements was $32.6 million in 1998, up from $19.6 million in 1997, and $8.0 million in 1996. The increase in license and royalty revenues in 1998 was partially due to the recognition of a full year of revenues under the Hitachi, Toshiba and Samsung agreements, which were entered into in the third quarter of 1997. Revenues from licenses and royalties increased to 24% of total revenues in 1998 from 16% in 1997 from and 8% in 1996.

    Gross Profits. In fiscal 1998, gross profits increased to $55.5 million, or 40.8% of total revenues, from $53.0 million, or 42.3% of total revenues in 1997, and $38.9 million, or 39.8% of total revenues in 1996. In 1998 and 1997, the growth in overall gross profits resulted from an increase in license and royalty revenues, which was partially offset by a decline in gross profit from product sales. Product gross profits declined as a percentage of product revenues to 22.2% in 1998 compared to 31.6% in 1997 and 34.5% in 1996. The decline in 1998 was primarily due to competitive pricing pressures. The decline in 1997 was primarily due to the shift in product mix to CompactFlash products that have lower average selling prices and gross margins than the Company's FlashDisk products. This decline was partially offset by cost reductions related to the Company's shift to in-house assembly and test. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. The Company is currently working on many cost reduction programs to strengthen product gross margins in 1999. There can be no assurance that the Company will be successful in these efforts. Also, increased competition may negatively affect gross margins in 1999.

    Research and Development. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased to $18.2 million in 1998 from $13.6 million in 1997 and $10.2 million in 1996. As a percentage of revenues, research and development expenses represented 13.4% in 1998, 10.8% in 1997, and 10.4% in 1996. In 1998 and 1997,
the increase in research and development expenses was primarily due to an increase in salaries and payroll-related expenses associated with additional personnel. Increased depreciation due to capital equipment additions and higher project related expenses also contributed to the growth in research and development expenses in both years. The Company expects research and development expenses to continue to increase, in absolute dollars and perhaps as a percentage of revenue, to support the development of new generations of flash data storage products.

    Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for the Company's sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses increased to $16.9 million in 1998 from $12.6 million in 1997 and $8.8 million in 1996. The increase in 1998 was primarily due to increased marketing and sales expenses related to the development of the retail channel. Increased salaries and payroll related expenses associated with additional personnel also contributed significantly to the increase in 1998 and 1997. Sales and marketing expenses increased to 12.5% of total revenues in 1998 compared to 10.0% in 1997 and 9.0% in 1996 primarily due to increased marketing expenses related to the development of the retail channel. The Company expects sales and marketing expenses to increase as sales of its products grow and as it further develops the retail channel for its products.

    General and Administrative. General and administrative expenses include the cost of the Company's finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $7.5 million in 1998 compared to $7.1 million in 1997 and $7.4 million in 1996. The increase in 1998 was primarily due to increased consulting expenses related to the implementation of the Company's new management information system and an increase in bad debt expense. The decrease in 1997 was primarily due to a decrease in legal fees which was partially offset by increased salaries and payroll related expenses associated with increased personnel, higher recruiting expenses, increased allowance for doubtful accounts and higher consulting expenses. General and administrative expenses represented 5.5% of total revenues in 1998 compared to 5.7% of revenues in 1997, and 7.6% in 1996. The Company expects general and administrative expenses to increase as the general and administrative functions grow to support the overall growth of the Company. General and administrative expenses could also increase substantially in the future if the Company pursues litigation to defend its patent portfolio. See "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation."

    Interest and Other Income, Net. Interest and other income, net, was $5.7 million in 1998, $3.7 million in 1997, and $3.2 million in 1996. The increase in 1998 is primarily due to higher investment balances as a result of the investment of proceeds from the sale of common stock in the Company's November 1997 follow on public offering.

    Provision for Income Taxes. The Company's 1998, 1997, and 1996 effective tax rates were approximately 36.0%, 15.0%, and 7.3% respectively. The Company's 1998 tax rate is substantially higher than its 1997 rate due to the utilization of all remaining federal and state tax credit carryforwards in 1997. The Company's 1997 effective tax rate is substantially higher than its 1996 rate due to the utilization of all remaining federal net operating loss carryforwards in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, the Company had working capital of $138.5 million, which included $15.4 million in cash and cash equivalents and $119.1 million in short-term investments. The Company has a line of credit facility with a commercial bank under which it can borrow up to $10.0 million at the bank's prime rate. This line of credit facility expires in July 1999. As of December 31, 1998, the Company had $1.0 million committed under the line of credit facility for standby letters of credit. The facility contains covenants that require the Company to maintain certain financial ratios and levels of net worth, and prohibits the payment of cash dividends to stockholders. The Company is currently in compliance with all covenants in the line of credit agreement. The Company intends to either renew its line of credit or negotiate a new line of credit upon the expiration of its current line.

    Operating activities provided $13.4 million of cash in 1998 primarily from net income, a reduction in inventory of $6.7 million and an increase in other accrued liabilities of $1.5 million, which were partially offset by a decrease in accounts payable of $7.2 million and an increase in prepaid and other assets of $5.3 million. Cash provided by operations was $26.8 million in 1997 and $13.4 million in 1996.

    Net cash used in investing activities of $23.0 million in 1998 consisted of a second investment in the USIC foundry of $10.9 million, $7.5 million of capital equipment purchases and net purchases of investments of $4.6 million. In 1997 net cash used in investing activities of $108.9 million consisted of net purchases of investments of $59.0 million, an investment of $40.3 in the USIC foundry and $9.6 million of capital equipment purchases. In 1996, cash used for investing purposes of $22.2 million included net purchases of short term investments of $13.8 million and capital equipment purchases of $8.4 million.

    During 1998, cash provided by financing activities of $4.2 million was primarily from the sale of common stock through the SanDisk stock option and employee stock purchase plans. Financing activities provided $83.7 million of cash in 1997, primarily from the sale of common stock in the Company's November 1997 follow on public offering and $0.8 million in 1996 primarily from the sale of common stock through the SanDisk stock option and employee stock purchase plans.

    Depending on the demand for the Company's products, the Company may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support its business in the future. Management believes the existing cash and cash equivalents, short-term investments and available line of credit will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next twelve months.

IMPACT OF CURRENCY EXCHANGE RATES

    The Company currently purchases wafers from Matsushita under purchase contracts denominated in Japanese Yen. A portion of the Company's revenues are also denominated in Japanese Yen. Foreign exchange exposures arising from the Company's Japanese Yen denominated commitments and related accounts payable are offset to the extent the Company has Japanese Yen denominated accounts receivable and cash balances. To the extent such foreign exchange exposures are not offset, the Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At December 31, 1998, one forward contract with a notional amount of $4.3 million was outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.


Item 7a.  Market Risk Disclosure Information
          ----------------------------------

    Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $390,000 (less than 0.4%) in the fair value of the Company's available-for-sale securities.

    Foreign Currency Risk. The Company enters into foreign exchange contracts to reduce the impact of currency fluctuations on firm purchase order commitments for inventory. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company. A substantial majority of the Company's revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily the Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established a hedging program. Currency forward contracts are utilized in these hedging programs. The Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $431,000.

    All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial positions at December 31, 1998.

ITEM 8.
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SANDISK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents
                                                                    Page

Report of Ernst & Young LLP, Independent Auditors.............       38
Consolidated Balance Sheets...................................       39
Consolidated Statements of Income.............................       40
Consolidated Statements of Stockholders' Equity...............       41
Consolidated Statements of Cash Flows.........................       42
Notes to Consolidated Financial Statements....................       43

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SanDisk Corporation

    We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /s/ Ernst & Young LLP

                                                Ernst & Young LLP
San Jose, California
January 22, 1999

SanDisk Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

December 31,                                                  1998          1997
--------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                              $ 15,384      $ 20,888
   Short-term investments                                  119,074       114,037
   Accounts receivable, net of allowance for doubtful
      accounts of $1,069 in 1998 and $756 in 1997           20,400        19,352
   Inventories                                               8,922        15,648
   Deferred tax assets                                      15,900        17,060
   Prepaid expenses and other current assets                 6,694         1,406
   -----------------------------------------------------------------------------
   Total current assets                                    186,374       188,391

Property and equipment, net                                 17,542        15,892
Investment in foundry                                       51,208        40,284
Deposits and other assets                                      617           900
--------------------------------------------------------------------------------
Total assets                                             $ 255,741     $ 245,467
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $ 6,938      $ 14,111
   Accrued payroll and related expenses                      3,768         4,674
   Income taxes payable                                      4,668         3,812
   Other accrued liabilities                                 5,077         3,529
   Deferred revenue                                         27,452        27,967
   -----------------------------------------------------------------------------
   Total current liabilities                                47,903        54,093
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value
      Authorized shares:  4,000,000
      Issued:  none                                              -             -
   Common stock, $0.001 par value
       Authorized shares:  40,000,000
       Issued and outstanding: 26,628,110 in 1998 and
           25,865,229 in 1997                                   27            26
   Capital in excess of par value                          186,093       181,895
   Retained earnings                                        21,247         9,411
   Accumulated other comprehensive income                      471            42
   -----------------------------------------------------------------------------
Total stockholders' equity                                 207,838       191,374
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $ 255,741     $ 245,467
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

Years Ended December 31,                   1998            1997            1996
-------------------------------------------------------------------------------

Revenues
     Product                          $ 103,190       $ 105,675        $ 89,599
     License and royalty                 32,571          19,578           8,000
-------------------------------------------------------------------------------
Total revenues                          135,761         125,253          97,599

Cost of revenues                         80,311          72,280          58,707
-------------------------------------------------------------------------------
Gross profits                            55,450          52,973          38,892
Operating expenses
     Research and development            18,174          13,577          10,181
     Sales and marketing                 16,933          12,568           8,792
     General and administrative           7,533           7,148           7,445
-------------------------------------------------------------------------------
Total operating expenses                 42,640          33,293          26,418
-------------------------------------------------------------------------------
Operating income                         12,810          19,680          12,474
Interest and other income, net            5,681           3,660           3,154
Interest expense                              -               -              (3)
-------------------------------------------------------------------------------
Income before taxes                      18,491          23,340          15,625
Provision for income taxes                6,655           3,501           1,140
-------------------------------------------------------------------------------
Net income                             $ 11,836        $ 19,839        $ 14,485
-------------------------------------------------------------------------------
Net income per share
     Basic                               $ 0.45          $ 0.87          $ 0.65
     Diluted                             $ 0.43          $ 0.79          $ 0.60
-------------------------------------------------------------------------------
Shares used in computing net income
   per share
     Basic                               26,298          22,880          22,162
     Diluted                             27,672          24,970          24,206
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                                      Accumulated
                                                                   Capital In                               Other             Total
                                                    Common Stock    Excess of        Retained       Comprehensive     Stockholders'
                                             Shares      Amount     Par Value        Earnings              Income            Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                 22,005        $ 22      $ 97,272       $ (24,913)                $ -          $ 72,381
 Net income                                       -           -             -          14,485                   -            14,485
Unrealized gain on available for
      sale securities                             -           -             -               -                   5                5
                                                                                                                           ---------
Comprehensive income                                                                                                        14,490
                                                                                                                           ---------
Exercise of stock options for cash              168           -            95               -                   -                95
Issuance of stock pursuant to
    employee stock purchase plan                 92           -           783               -                   -               783
Exercise of common stock warrants                62           -             -               -                   -                 -
Income tax benefit from stock
     options exercised                            -           -            61               -                   -                61
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                 22,327          22        98,211         (10,428)                  5            87,810
 Net income                                       -           -             -          19,839                   -            19,839
Unrealized gain on available for
      sale securities                             -           -             -               -                  37               37
                                                                                                                           ---------
Comprehensive income                                                                                                        19,876
                                                                                                                           ---------
Exercise of stock options for cash              357           1           583               -                   -               584
Issuance of stock pursuant to
    employee stock purchase plan                126           -         1,189               -                   -             1,189
Exercise of common stock warrants                55           -             -               -                   -                 -
Sale of common stock, net of
     issuance costs                           3,000           3        79,414               -                   -            79,417
Income tax benefit from stock
     options exercised                            -           -         2,498               -                   -             2,498
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 25,865          26       181,895           9,411                  42           191,374
 Net income                                       -           -             -          11,836                   -            11,836
Unrealized gain on available for
      sale securities                             -           -             -               -                 429              429
                                                                                                                           ---------
Comprehensive income                                                                                                        12,265
                                                                                                                           ---------
Exercise of stock options for cash              630           -           930               -                   -               930
Issuance of stock pursuant to
    employee stock purchase plan                130           1         1,474               -                   -             1,475
Exercise of common stock warrants                 3           -             -               -                   -                 -
Income tax benefit from stock
     options exercised                            -           -         1,761               -                   -             1,761
Compensation expense related to
     modification of stock options                -           -            33               -                   -                33
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 26,628        $ 27     $ 186,093        $ 21,247               $ 471         $ 207,838
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,                                    1998          1997          1996
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                              $ 11,836      $ 19,839      $ 14,485
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                        5,839         3,985         2,347
       Deferred tax                                        1,160       (16,055)       (1,000)
       Compensation related to modification of
             stock option terms                               33             -             -
       Changes in assets and liabilities:
           Accounts receivable                            (1,048)       (7,467)       (3,457)
           Inventory                                       6,726        (6,018)          781
           Prepaid expenses and other current assets      (5,288)       (1,122)         (250)
           Deposits and other assets                         283            (9)         (271)
           Accounts payable                               (7,174)        6,516        (1,458)
           Accrued payroll and related expenses             (906)        1,817           911
           Income taxes payable                              856         1,997         1,441
           Other accrued liabilities                       1,548           990           149
           Deferred revenue                                 (515)       22,315          (253)
---------------------------------------------------------------------------------------------
  Total adjustments                                        1,514         6,949        (1,060)
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                 13,350        26,788        13,425
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of short-term investments                     (137,822)     (148,954)      (47,977)
Proceeds from short-term investments                     133,214        89,919        34,157
Acquisition of property and equipment                     (7,489)       (9,592)       (8,378)
Investment in foundry                                    (10,923)      (40,284)            -
---------------------------------------------------------------------------------------------
Net cash used in investing activities                    (23,020)     (108,911)      (22,198)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
Sale of common stock and warrants,
  net of repurchases                                       4,166        83,688           939
Principal payments under capital leases                        -             -           (98)
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                  4,166        83,688           841
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (5,504)        1,565        (7,932)
---------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year            20,888        19,323        27,255
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $ 15,384      $ 20,888      $ 19,323
---------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                     $ -           $ -           $ 3
Cash paid for income taxes                               $ 8,277      $ 15,172         $ 451
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
------------------------------------------


NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

    SanDisk Corporation (the Company) was incorporated in Delaware on June 1, 1988, to design, manufacture, and market industry-standard, solid-state mass storage products using proprietary, high-density flash memory technology. The Company operates in one segment and serves customers in the industrial, communications, highly portable computing and consumer electronics markets. Principal geographic markets for the Company's products include the United States, Japan, Europe and the Far East.

Supplier and Customer Concentrations

    A limited number of customers historically have accounted for a substantial portion of the Company's revenues. In 1998, one customer accounted for more than 10% of the Company's total revenues. In 1997, no single customer accounted for greater than 10% of total revenues. During 1996, one customer accounted for approximately 26% of the Company's total revenues. Sales of the Company's products will vary as a result of fluctuations in market demand. Further, the flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid technological obsolescence.

    Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. For example, all of the Company's products require silicon wafers which are currently supplied by United Semiconductor, Inc. ("USIC") and United Silicon Corporation ("USC"), subsidiaries of United Microelectronics Corporation ("UMC') in Taiwan and by Matsushita in Japan. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce wafers of acceptable quality and with acceptable manufacturing yields and to deliver those wafers to the Company on a timely basis. On occasion, the Company has experienced difficulties in each of these areas.

    Under each of the Company's wafer supply agreements, the Company is obligated to provide a monthly rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. These restrictions limit the Company's ability to react to significant fluctuations in demand for its products. As a result, the Company has not been able to match its purchases of wafers to specific customer orders, and therefore the Company has taken write downs for potential excess inventory purchased prior to the receipt of customer orders and may be required to do so in the future.
These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result in fluctuations in gross margins on a quarter to quarter basis. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if the Company is unable to obtain scheduled quantities of wafers from any foundry with acceptable yields, the Company's business, financial condition and results of operations could be negatively impacted.

    In additiona, certain key components, are purchased from single source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect upon its results of operations.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation

    The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1998 ended on December 27, 1998. Fiscal years 1997 and 1996 ended on December 28, 1997 and December 29, 1996, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Transactions

    Foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash, accounts receivable and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operations accounts and nonmonetary balance sheet accounts are remeasured at the rate in effect at the date of transaction. The effects of foreign currency remeasurement are reported in current operations. See "Note 2."

Reclassifications

    Certain reclassifications, none of which affected net income, have been made to prior year's amounts to conform to the current year's presentation.

Cash Equivalents and Short-Term Investments

    Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash equivalents and short-term investments consist of money market funds, taxable commercial paper, certificates of deposit, U.S. government agency obligations, corporate / municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock. The fair market value, based on quoted market prices, of cash equivalents and short-term investments is substantially equal to their carrying value at December 31, 1998 and 1997.

    Under FAS 115, management classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included, in equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

    All cash equivalents and short-term investments as of December 31, 1998 and 1997 are classified as available-for-sale securities and consist of the following:

                                                           December 31,
                                                     1998                 1997
                                                ---------            ---------
                                                          (In thousands)
      Cash equivalents:
        Money market fund                       $   1,389            $     115
        Commercial paper                            9,178                2,000
        Municipal notes                                 -                5,800
        U.S. government agency obligations              -                  694
        Corporate notes / bonds                     2,251                1,650
                                                ---------            ---------
                Total                           $  12,818            $  10,259
                                                =========            =========


      Short term investments:
        U.S. government agency obligations      $       -            $   7,463
        Municipal notes / bonds                    91,073               54,059
        Corporate notes / bonds                    12,550               24,429
        Money market preferred stock                    -                4,000
        Certificates of deposit                         -                4,036
        Auction rate preferred stock               15,451               20,050
                                                ---------            ---------
                Total                           $ 119,074            $ 114,037
                                                =========            =========

    Unrealized holding gains and losses on available-for-sale securities at December 31, 1998 and 1997 were $471,000 and $42,000, respectively. Gross realized gains and losses on sales of available-for-sale securities during the years ended December 31, 1998 and 1997 were immaterial.

    Debt securities at December 31, 1998 and 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.


                                                         December 31,
                                                        1998       1997
                                                    --------   --------
         Short-term investments:                       (In thousands)
             Due in one year or less                $ 93,983   $ 68,937
             Due after one year through two years     25,091     45,100
                                                    --------   --------
                   Total                            $119,074   $114,037
                                                    ========   ========



Inventories

    Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows:

                                           December 31,
                                           1998      1997
                                        -------   -------
                                          (In thousands)
                      Raw materials     $ 2,710   $ 3,289
                      Work-in-process     3,818    10,340
                      Finished goods      2,394     2,019
                                        -------   -------
                                        $ 8,922   $15,648
                                        =======   =======

    Given the volatility of the market, the Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such differences may have a material effect on the Company's financial position and results of operations.

Property and Equipment

    Property and equipment consist of the following:


                                                         December 31,
                                                       1998        1997
                                                   --------    --------
                                                       (in thousands)
       Machinery and equipment                     $ 30,008    $ 23,919
       Software                                       3,413       2,450
       Furniture and fixtures                         1,173         875
       Leasehold improvements                         2,120       1,981
                                                   --------    --------
       Property and equipment, at cost               36,714      29,225
       Accumulated depreciation and amortization    (19,172)    (13,333)
       Property and equipment, net                 $ 17,542    $ 15,892
                                                   ========    ========


Depreciation and Amortization

    Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, generally two to seven years.

Investment in Foundry

    In 1997, the Company invested $40.3 million in United Silicon, Inc., ("USIC") a semiconductor manufacturing subsidiary of United Microelectronics Corporation in Taiwan. The transaction gives the Company an equity stake of approximately 10% in the facility (which is accounted for on the cost basis) and guarantees access to approximately 12.5% of the wafer output from the facility. In 1998, the Company increased its investment by $10.9 million to retain its 10% ownership interest. No changes were made to the production agreement.

Revenue Recognition

    Product revenue is generally recognized at the time of shipment, less a provision for estimated sales returns. However, revenue on shipments to distributors and retailers, subject to certain rights of return and price protection, is deferred until the merchandise is sold by the distributors or retailers, or the rights expire.

    The Company earns patent license and royalty revenue under patent cross-license agreements with Hitachi Ltd. ("Hitachi"), Intel Corporation
("Intel"), Samsung Electronics Company Ltd. ("Samsung"), Sharp Electronics Corporation ("Sharp"), Silicon Storage Technology, Inc. ("SST") and Toshiba Corporation ("Toshiba"). The Company's current license agreements provide for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

    Patent license and royalty revenue is recognized when earned. In 1998 and 1997, the Company received payments under these cross license agreements, portions of which were recognized as revenue and portions of which are deferred revenue. Recognition of deferred revenue is expected to occur in future periods as the Company meets certain obligations as provided in the various agreements.

Net Income Per Share

    The Company determines net income per share in accordance with Financial Accounting Stardards Statement 128, Earnings Per Share.

    The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                    1998    1997    1996
                                                 ------- ------- -------
Numerator:
   Numerator for basic and diluted
     net income per share - net income           $11,836 $19,839 $14,485
                                                 ======= ======= =======

Denominator for basic net income per share:
   Weighted average common shares                 26,298  22,880  22,162
                                                 ------- ------- -------
Shares used in computing basic net income
per share                                         26,298  22,880  22,162
                                                 ======= ======= =======

Basic net income per share                       $  0.45 $  0.87 $  0.65
                                                 ======= ======= =======

Denominator for diluted net income per share:
   Weighted average common shares                 26,298  22,880  22,162
   Dilutive effect of employee stock options and
      warrants to purchase common stock
                                                   1,374   2,090   2,044
                                                 ------- ------- -------
Shares used in computing diluted net income
per share                                         27,672  24,970  24,206
                                                 ======= ======= =======

Diluted net income per share                     $  0.43 $  0.79 $  0.60
                                                 ======= ======= =======

    Options and warrants to purchase 901,443; 257,008, and 64,962 shares of common stock in 1998, 1997 and 1996, respectively, have been omitted from the earnings per share calculation, as their effect is antidilutive.


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

Impact of Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

NOTE 2:  FINANCIAL INSTRUMENTS

Concentration of Credit Risk

    The Company's concentration of credit risk consists principally of cash, cash equivalents, short-term investments and trade receivables. The Company's investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer. The Company sells to original equipment manufacturers, retailers and distributors in the United States, Japan, Europe and the Far East, performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral. Reserves are maintained for potential credit losses.

Off Balance Sheet Risk

    In connection with the credit agreement discussed in Note 3, the Company has a foreign exchange contract line in the amount of $15.0 million at December 31, 1998. Under this line, the Company may enter into forward exchange contracts which require the Company to sell or purchase foreign currencies. One forward exchange contract in the amount of $4.3 million was outstanding at December 31, 1998. There were no forward exchange contracts outstanding at December 31, 1997. Foreign currency translation losses of $34,000 were deferred at December 31, 1998 in connection with this forward contract.

    Certain of the Company's purchase commitments and balance sheet accounts are denominated in Japanese Yen. Foreign exchange exposures arising from the Company's yen denominated purchase commitments and related accounts payable are mitigated to the extent the Company has yen denominated current assets. To the extent such foreign exchange exposures are not mitigated, the Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. The Company had net transaction gains (losses) of approximately $412,000, ($7,000) and ($193,000) for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts are included in interest and other income, net, in the statement of income.

Note 3:  Line of Credit

      The Company has a credit agreement (the Agreement) with a bank, which expires in July 1999 and is collateralized by certain assets of the Company. Under the provisions of the Agreement, the Company may borrow up to $10.0 million on a revolving line of credit at the bank's prime interest rate (7.75% at December 31, 1998). Amounts under the revolving line of credit can be applied to the issuance of letters of credit of up to $10.0 million. At December 31, 1998, $1.0 million in letters of credit were outstanding. In addition, under the Agreement, the Company also has a $15.0 million foreign exchange contract line (see Note 2) under which the Company may enter into forward exchange contracts. No amounts were outstanding under the revolving line of credit portion of the Agreement, and $4.3 million was outstanding under the foreign exchange contract portion of the line at December 31, 1998. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The agreement also does not permit the payment of cash dividends to stockholders. As of December 31, 1998, the Company was in compliance with the covenants. Based on available collateral and outstanding letters of credit, the amount available under the Agreement at December 31, 1998 was approximately $9.0 million.

Note 4:  Commitments and Contingencies

Commitments

    The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2001. Future minimum lease payments under operating leases at December 31, 1998 are as follows:

Year Ending December 31,
(in thousands)
1999                   $ 1,968
2000                     1,733
2001                       978
2002                         -
2003                         -
Thereafter                   -
                       -------
Total                  $ 4,679
                       =======


Rental expense under all operating leases was $1.7 million, $1.3 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

          In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. Discovery in the Lexar suit commenced in August 1998. The claims construction phase commenced in February 1999. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

     In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology, or discontinue the use of certain processes.

    In October 1995, Samsung Electronics Company Ltd. filed a complaint against the Company in the Northern District of California accusing the Company of infringing two Samsung patents, seeking declaratory relief with respect to five Company patents and alleging unspecified damages for certain other related claims. On January 11, 1996, the Company filed a complaint against Samsung with the United States International Trade Commission alleging that Samsung and its U.S. sales arm, were importing and selling products that infringe two of the

Company's patents. On February 26, 1997, the Administrative Law Judge assigned to the case issued an Initial Determination finding both SanDisk patents valid and infringed and further finding a violation of Section 337 of the Trade Act. On June 2, 1997, the Commission issued a limited exclusion order prohibiting the unlicensed entry of infringing flash memory circuits, and carriers and circuit boards containing such circuits, that are manufactured by or on behalf of Samsung. On August 14, 1997, in connection with the settlement of all disputes between them, the Company and Samsung announced the signing of a patent cross-license agreement for flash memory related patents. Under the agreement, the Company and Samsung have licensed each others patents covering the design and manufacture of flash memory products.

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

    Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1: Business - Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation."

NOTE 5:  STOCKHOLDERS' EQUITY

Stock Benefit Plan

    The 1989 Stock Benefit Plan, in effect through August 1995, comprised two separate programs, the Stock Issuance Program and the Option Grant Program. The Stock Issuance Program allowed eligible individuals to immediately purchase the Company's common stock at a fair value as determined by the Board of Directors. Such shares may be fully vested when issued or may vest over time as determined by the Board of Directors. Under the Option Grant Program, eligible individuals were granted options to purchase shares of the Company's common stock at a fair value, as determined by the Board of Directors, of such shares on the date of grant. The options generally vest over a four-year period, expiring no later than ten years from the date of grant. Unexercised options are canceled upon the termination of employment or services. Options that are canceled under this plan will be available for future grants under the 1995 Stock Option Plan. There were no shares available for option grants under this plan at December 31, 1998.

     The 1995 Stock Option Plan provides for the issuance of incentive stock options and nonqualified stock options. Under this plan, the vesting and exercise provisions of option grants are determined by the Board of Directors. The options generally vest over a four-year period, expiring no later than ten years from the date of grant.

1995 Non-employee Directors Stock Option Plan

    In August 1995, the Company adopted the 1995 Non-employee Directors Stock Option Plan (the Directors' Plan). The Company reserved 200,000 shares of common stock for issuance thereunder. Under this plan, automatic option grants are made at periodic intervals to eligible non-employee members of the Board of Directors. Initial option grants vest over a four-year period. Subsequent annual grants vest one year after date of grant. All options granted under the Non-employee Directors Stock Option Plan expire ten years after the date of grant. At December 31, 1998, a total of 136,000 options had been granted at exercise prices ranging from $9.50 to $20.875 per share.

    On July 17, 1998, the Board of Directors approved an option cancellation/regrant program. Under the cancellation/regrant program, employees could elect to exchange their stock options with exercise prices in excess of $12.00 per share for new options priced at $10.00 per share, the market price of the Company's common stock on the date of implementation, August 21, 1998. Under the new options, shares become exercisable six to twelve months later than under the old higher-priced options. The new options have a maximum term of ten years from the August 21, 1998, grant date. Officers and directors of the Company were not eligible for participation in the option cancellation/regrant program. Options covering a total of approximately 903,423 shares were canceled and regranted in connection with the program. The number of options shown as granted and canceled in the table below reflect this exchange of options. Such options had a weighted average exercise price before repricing of $20.661, and the new options were granted at an exercise price of $10.00.


    A summary of activity under all stock option plans follows:


                                               Total
                                            Available                             Weighted
                                           for Future             Total            Average
                                      Grant/ Issuance       Outstanding     Exercise Price
                                      ----------------    --------------    --------------
                                                        (Shares in thousands)
   Balance at December 31, 1995                  1,176             2,458             $2.67
     Granted                                      (922)              922            $12.35
     Exercised                                       -              (168)            $0.57
     Canceled                                       68               (68)            $8.46
                                      ----------------    --------------
   Balance at December 31, 1996                    322             3,144             $5.49
     Increase in authorized shares               2,550                 -
     Granted                                      (912)              912            $20.59
     Exercised                                       -              (358)            $1.63
     Canceled                                      145              (145)            $9.83
                                      ----------------    --------------
   Balance at December 31, 1997                  2,105             3,553             $9.58
                                      ----------------    --------------
     Granted                                    (2,222)            2,222            $11.94
     Exercised                                       -              (630)            $1.48
     Canceled                                    1,019            (1,019)           $20.08
                                      ----------------    --------------
   Balance at December 31, 1998                    902              4,126            $9.50
                                      ================     ==============


    At December 31, 1998, options outstanding were as follows:

                                        Options Outstanding                              Options Exercisable
                       ------------------------------------------------------   ---------------------------------
                                  Number           Weighted                                Number
                             Outstanding            Average          Weighted         Exercisable        Weighted
Range of                           as of          Remaining           Average               as of         Average
Excercise Prices       December 31, 1998   Contractual Life    Exercise Price   December 31, 1998  Exercise Price
-----------------      -----------------   ----------------    --------------   -----------------  --------------
$ 0.15 - $ 4.50                  648,626               5.45           $1.4472             648,626         $1.4472
$ 6.56 - $ 9.50                  707,049               7.30           $7.0006             564,384         $6.8299
$10.00 - $11.63                1,075,555               9.39          $10.1734             116,269        $10.7072
$12.00 - $14.63                1,512,922               9.10          $12.3693             339,935        $12.1688
$17.25 - $21.88                  181,975               9.02          $19.9861              58,281        $20.1208
-----------------      -----------------   ----------------    --------------   -----------------  --------------
$ 0.15 - $21.88                4,126,127               8.29           $9.4959           1,727,495         $6.5688

Employee Stock Purchase Plan

    In August 1995, the Company adopted the Employee Stock Purchase Plan (the Purchase Plan). The Company has reserved 883,333 shares of common stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares through payroll deductions at 85% of the fair market value at the beginning or end of the offering period, whichever is lower. As of December 31, 1998, shares issued under the Purchase Plan totaled 347,889.

    In April 1997, the stockholders (i) increased the shares available for future issuance under the 1995 Stock Benefit Plan by 2,500,000 shares, (ii) increased the shares available for future issuance under the 1995 Non-Employee Directors Stock Option Plan by 50,000 and (iii) increased the shares available for future issuance under the Employee Stock Purchase Plan by 450,000.

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

    Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. For all grants subsequent to December 31, 1994 that were granted prior to the Company's initial public offering in November 1995, the fair value of these options was determined using the minimum value method with a weighted average risk free interest rate of 6.32% and an expected life of 5 years. The fair value for the options granted subsequent to the Company's initial public offering in November 1995 was estimated at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions: risk-free interest rates of 4.84%, 6.24%, and 6.23% for 1998, 1997, and 1996, respectively; a dividend yield of 0.0%, a volatility factor of the expected market price of the Company's common stock of 0.60, 0.655, and 0.588 for 1998, 1997, and 1996, respectively; and a weighted-average expected life of the option of 5 years. The weighted average fair value of those options granted were $6.65, $12.45, and $6.98 for 1998, 1997, and 1996, respectively.

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

    Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 883,333 shares of common stock to participating employees. Under the terms of the Plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 65% of eligible employees have participated in the plan in 1998 and 75% and 86% in 1997 and 1996, respectively. Under the Plan, the Company sold 129,742; 125,797 and 92,350 shares to employees in 1998, 1997 and 1996, respectively. Pursuant to APB 25 and related interpretations, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1998, 1997, and 1996: dividend yield of 0.0%; and expected life of 6 months; expected volatility factor of .65 and 1.02 in 1998, 0.63 and 0.89 in 1997, and 0.588 in 1996; and a risk free interest rate ranging from 5.36% to 6.08%. The weighted average fair value of those purchase rights granted in February 1996, August 1996, February 1997, August 1997, February 1998 and August 1998 were $2.47, $2.52, $3.42, $4.69, $7.00 and $4.50 respectively.

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              Years ended December 31,
                                                1998        1997        1996
                                           (in thousands, except per share
                                                      amounts)

Pro forma net income                         $ 5,178    $ 17,156    $ 13,553

Pro forma net income per share
     Basic                                    $ 0.20      $ 0.75      $ 0.61
     Diluted                                  $ 0.19      $ 0.69      $ 0.56


    Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.


Shareholder Rights Plan

    On April 21, 1997, the Company adopted a shareholder rights plan (the Rights Agreement). Under the Rights Agreement, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on April 28, 1997. The rights will expire on April 28, 2007 unless redeemed or exchanged. Under the Rights Agreement, each right will initially entitle the registered holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock for $65.00. The rights will become exercisable only if a person or group (other than Seagate Technology, Inc., which is permitted to maintain its 25 percent stake in the Company) acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock.


Warrants

    The Company has periodically granted warrants in connection with the sale of its stock and certain lease and bank agreements. The Company has the following warrants outstanding to purchase capital stock at December 31, 1998:

      Issuance      Capital    Number of    Price Per    Expiration
        Date         Stock      Shares        Share         Date
  ---------------- --------- ------------ ------------ ------------------

  May 1990         Common         12,094      $6.615   November 2000
  June 1991        Common          6,666      $6.615   November 2000
  November 1991    Common         13,363      $6.615   November 2000

    During 1998, the Company issued 3,010 shares of common stock for no proceeds in the net issuance of shares upon the exercise of 3,788 warrants with an exercise price of $3.30 per share.

Note 6:  Retirement Plan

    Effective January 1, 1992, the Company adopted a tax-deferred savings plan, the SanDisk 401(k) Plan, for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement.
Qualified employees may elect to make contributions to the plan on a monthly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors. No contributions were made by the Company for the years ended December 31, 1998, 1997 and 1996.


Note 7:  Income Taxes

    The provision for income taxes consists of the following:


                                             December 31,
                                     1998        1997       1996
                                            (in thousands)
Current:
      Federal                         $ 1,413    $12,131     $ 1,701
      State                               651      2,662          42
      Foreign                           2,936      5,263         397
                                      -------    -------     -------
                                        5,000     20,056       2,140
Deferred:
      Federal                           1,305    (13,205)     (1,000)
      State                               350     (3,350)        -
                                      -------    --------    -------
                                        1,655    (16,555)     (1,000)

Provision for income taxes            $ 6,655    $ 3,501     $ 1,140
                                      =======    =======     =======


    The tax benefits associated with stock options reduces taxes currently payable as shown above by $1,761,000, $2,498,000 and $61,000 in 1998, 1997 and
1996, respectively. Such benefits are credited to capital in excess of par when realized.

    The Company's provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

                                                  December 31,
                                          1998       1997        1996
                                        ------     ------      ------
Tax at U.S. statutory rate               35.0%      35.0%       35.0%
State taxes, net of federal benefit       3.5       (1.9)         -
Operating losses utilized                  -          -        (17.4)
Research credit                          (1.9)      (3.8)       (5.6)
Valuation allowance                        -       (14.9)       (8.0)
Foreign taxes in excess of U.S. rate       -         0.4         2.1
Other individually immaterial items       5.5        0.2         1.2
Tax exempt interest income               (6.1)        -           -
                                        ------     ------     -------
                                         36.0%      15.0%        7.3%
                                        ======     ======     =======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                 December 31,
                                               1998         1997
                                            -------      -------
                                               (In thousands)
     Deferred tax assets:
         Inventory reserves                 $ 2,700      $ 3,338
         Deferred revenue                    10,300        9,913
         Accruals and reserves                2,900        3,970
         Other                                    -          334
                                            -------      -------
           Total deferred tax assets        $15,900      $17,555
                                            =======      =======


Note 8:  Related Party Transactions

    In January 1993, the Company entered into a joint cooperation agreement with a stockholder. Under the terms of the agreement, the stockholder had a nonexclusive right to distribute flash memory products produced by the Company. There were no revenues attributable to this agreement in 1998, 1997 and 1996. The agreement was terminated by consent of both parties in 1998.

    The Company has invested $51.2 million in United Silicon, Inc., a semiconductor manufacturing subsidiary of United Microelectronics Corporation in Taiwan. The transaction gives the Company an equity stake of approximately 10% in the facility (which is accounted for on the cost basis) and guarantees access to approximately 12.5% of the wafer output from the facility. In 1998, the Company purchased wafers from USIC totaling approximately $11.6 million.

Note 9:  Segment Information

    The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in fiscal 1998. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

    The Company operates in one segment, flash memory products. The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, distributors, retailers and its subsidiaries. The Chief Executive Officer has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components of the market.

Geographic Information: Information regarding geographic areas for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                               Years Ended December 31,
                                                    (In thousands)
       Revenues:                             1998          1997         1996
                                         --------      --------      -------
            United States                $ 60,113      $ 53,820      $43,999
            Japan                          46,276        51,677       43,947
            Europe                          9,810        10,774        5,339
            Other foreign countries        19,562         8,982        4,314
                                         --------      --------      -------
       Total                             $135,761      $125,253      $97,599
                                         ========      ========      =======

       Long Lived Assets:                    1998          1997         1996
                                         --------      --------      -------
            United States                $ 16,779      $ 15,422      $ 9,932
            Japan                             445           246          130
            Europe                              9             3            2
            Other foreign countries        51,517        40,505          221
                                         --------      --------      -------
       Total                             $ 68,750      $ 56,176      $10,285
                                         ========      ========      =======

Revenues are attributed to countries based on the location of the customers. Long lived assets in other foreign countries includes the investment in USIC of $51.2 million in 1998 and $40.3 million in 1997.

Major Customers

    In 1998, revenues from one customer represented approximately $14.0 million of consolidated revenues. In 1997, there were no customers who accounted for more than 10% of total revenue. In 1996, revenues from one customer represented approximately $25.1 million of consolidated revenues.

Note 10: Accumulated Other Comprehensive Income

    As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.
Comprehensive income consists of net income and other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

    Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and loses on available-for-sale marketable securities for all periods presented. The tax effects for other comprehensive income were immaterial for all periods presented.

                                         1998       1997    1996
                                       ------     -----     ----
                                              (in thousands)
Accumulated other comprehensive income
at beginning of year:
     Unrealized gain                   $   42     $   5     $  -

Change of accumulated other
comprehensive income during
the year
     Unrealized gain on
     available-for-sale securities     $  429     $  37     $  5
                                       ------     -----     ----

Accumulated other comprehensive income
at year end                            $  471     $  42     $  5
                                       ======     =====     ====



Item 9. Changes in and Disagreements With Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

       Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the REGISTRANT
         --------------------------------------------------

    Directors.   Reference  is  made  to  the  information  regarding  directors appearing under the caption "Election of Directors" on pages 6 - 8 of the Company's definitive Proxy Statement dated March 24, 1999 for its Annual Meeting of Stockholders (the Proxy Statement), which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under "Executive Officers of the Registrant" in Part I of this 10-K.


Item 11. Executive Compensation
         ----------------------

    The information required by this item is set forth under "Executive Compensation and Related Information" in the Company's Proxy Statement for the Annual Meeting of Stockholders, which is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners
         -----------------------------------------------
         and Management
         --------------

    The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders, which is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

    The information required by this item is set forth under "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders, which is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of this report

         1) All financial statements

          Index to Financial Statements                       Page
                                                              ----
          Report of Ernst & Young LLP, Independent Auditors   38
          Consolidated Balance Sheets                         39
          Consolidated Statements of Income                   40
          Consolidated Statements of Stockholders' Equity     41
          Consolidated Statements of Cash Flows               42
          Notes to Consolidated Financial Statements          43-56

         2)  Financial statement schedules

          Index to Financial Statement Schedules
          Financial Statement Schedules
            II.    Valuation and Qualifying Accounts          63

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

3)       Exhibits required by Item 601 of Regulation S-K

     Exhibit
     Number                                        Exhibit Title
3.1   Certificate of Incorporation of the Registrant, as amended to date./2/
3.2   Form  of  Amended  and  Restated   Certificate  of  Incorporation  of  the
      Registrant./2/
3.3   Bylaws of the Registrant, as amended./2/
3.4   Form of Amended and Restated Bylaws of the Registrant /2/
3.5 Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997./4/
4.1   Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4./2/
4.3 Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995./2/
4.5 Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993./2/
4.8 Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank./4/
9.1 Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995./2/
10.10 License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988./2/
10.13 1989 Stock  Benefit  Plan./2/
10.14 1995 Stock Option Plan./2/
10.15 Employee Stock Purchase Plan./2/
10.16 1995  Non-Employee  Directors  Stock Option  Plan./2/
10.18 Lease  Agreement between the Registrant and G.F. Properties, dated
      March 1, 1996./3/

10.21 Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997./5/
10.23 Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997./1, 6/
10.24 Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995./1, 6/
10.25 Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997./1, 6/
10.27 Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997./7/
10.28 Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998./8/
10.29 Trade Finance Agreement between the Registrant and Union Bank of California, dated July 15, 1998./9/
21.1  Subsidiaries of the Registrant.
23.1  Consent of Ernst & Young, LLP, Independent Auditors.
27.1 Financial Data Schedule for the year ended December 31, 1998. (In EDGAR format only)
----------

1.  Confidential treatment granted as to certain portions of these exhibits.
2. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
3. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
4. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
6. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
7. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
8. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.
9. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

               Consent of Ernst & Young LLP, Independent Auditors



We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-96298 and No. 333-32039) pertaining to the SanDisk Corporation 1995 Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan and Employee Stock Purchase Plan of SanDisk Corporation of our report dated January 22, 1999, with respect to the consolidated financial statements and schedule of SanDisk Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1998.



                                                  /s/ Ernst & Young LLP

San Jose, California
March 24, 1999

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


DATED:  March 24, 1999

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

          Signature                       Title                Date


By:  /s/ Dr. Eli Harari                 President,          March 24, 1999
   -------------------------       Chief Executive Officer
     (Dr. Eli Harari)                   and Director



By:  /s/ Irwin Federman             Chairman of the Board   March 24, 1999
   -------------------------
     (Irwin Federman)



By:  /s/ Cindy L. Burgdorf        Chief Financial Officer,  March 24, 1999
   -------------------------      Senior Vice President,
     (Cindy L. Burgdorf)       Finance and Administration
                                     and Secretary
                                 (Principal Financial and
                                    Accounting Officer)

By:  /s/ William V. Campbell              Director          March 24, 1999
   -------------------------
     (William V. Campbell)


By:  /s/ Catherine P. Lego                Director          March 24, 1999
   -------------------------
     (Catherine P. Lego)


By:  /s/ Dr. James D. Meindl              Director          March 24, 1999
   -------------------------
     (Dr. James D. Meindl)


By:  /s/ Thomas F. Mulvaney               Director          March 24, 1999
   -------------------------
     (Thomas F. Mulvaney)


By:  /s/ Alan F. Shugart                  Director          March 24, 1999
   -------------------------
     (Alan F. Shugart)

                               SANDISK CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                               Additions
                                   Balance at  Charged to              Balance
                                   Beginning   Costs and       *       at End
          Description              of Period   Expenses    Deductions  of Period
---------------------------------  ---------   ---------   ----------  ---------
 Allowance for doubtful accounts:
  Year ended December 31, 1996      $    593    $      -    $      -    $    593
  Year ended December 31, 1997      $    593    $    204    $     41    $    756
  Year ended December 31, 1998      $    756    $    276    $     32    $  1,000

 *Write offs