Form 10-K405/A
period 1998-12-31
SANDISK CORP
filed 1999-04-02
CIK 1000180

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


By:  /s/ Thomas F. Mulvaney               Director          March 24, 1999
   -------------------------
     (Thomas F. Mulvaney)


By:  /s/ Alan F. Shugart                  Director          March 24, 1999
   -------------------------
     (Alan F. Shugart)

                               SANDISK CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                               Additions
                                   Balance at  Charged to              Balance
                                   Beginning   Costs and       *       at End
          Description              of Period   Expenses    Deductions  of Period
---------------------------------  ---------   ---------   ----------  ---------
 Allowance for doubtful accounts:
  Year ended December 31, 1996      $    593    $      -    $      -    $    593
  Year ended December 31, 1997      $    593    $    204    $     41    $    756
  Year ended December 31, 1998      $    756    $    345    $     32    $  1,069

 *Write offs