Form 10-Q
period 1999-03-31
SANDISK CORP
filed 1999-05-12
CIK 1000180

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
    X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
--------- Exchange Act of 1934 For the quarterly period ended March 31, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999

       Common Stock, $0.001 par value                          26,865,588
       ------------------------------                          ----------
                    Class                                   Number of shares

                               SanDisk Corporation

                                      Index



                   PART I. FINANCIAL INFORMATION

                                                                        Page No.
Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
            March 31, 1999 and December 31, 1998........................... 3

        Condensed Consolidated Statements of Income
            Three months ended March 31, 1999 and 1998..................... 4

        Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 1999 and 1998..................... 5

        Notes to Condensed Consolidated Financial Statements............... 6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................... 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........24


                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................. 25

Item 2. Changes in Securities............................................. 25

Item 3. Defaults upon Senior Securities................................... 25

Item 4. Submission of Matters to a Vote of Security Holders............... 25

Item 5. Other Information................................................. 25

Item 6. Exhibits and Reports on Form 8-K.................................. 26

        Signatures........................................................ 28

                          PART I. FINANCIAL INFORMATION
                               SanDisk Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

 ASSETS                                       March 31, 1999  December 31, 1998*
                                              --------------   ---------------
                                               (unaudited)
Current Assets:

   Cash and cash equivalents                        $  15,430        $  15,384
   Short-term investments                             129,562          119,074
   Accounts receivable, net                            23,509           20,400
   Inventories                                          8,066            8,922
   Deferred tax assets                                 15,900           15,900
   Prepaid expenses and other current assets            3,371            6,694
                                              ---------------- ----------------

Total current assets                                  195,838          186,374

Property and equipment, net                            18,921           17,542
Investment in foundry                                  51,208           51,208
Deposits and other assets                                 620              617
                                              ---------------- ----------------
          Total Assets                              $ 266,587        $ 255,741
                                              ================ ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                 $  15,521         $  6,938
   Accrued payroll and related expenses                 4,772            3,768
   Other accrued liabilities                           11,876            9,745
   Deferred revenue                                    21,034           27,452
                                              ---------------- ----------------
Total current liabilities                              53,203           47,903

Stockholders' Equity:

Common stock                                          187,595          186,120
Retained earnings                                      25,789           21,718
                                              ---------------- ----------------
Total stockholders' equity                            213,384          207,838

          Total Liabilities and
                                              ---------------- ----------------
          Stockholders' Equity                      $ 266,587        $ 255,741
                                              ================ ================

The accompanying notes are an integral part of these condensed consolidated financial statements.
*  Information  derived  from the  audited  Consolidated Financial Statements.

                               SanDisk Corporation
                   Condensed Consolidated Statements of Income
                (In thousands, except per share data; unaudited)

                                       Three months ended
                                            March 31,
                                         1999            1998
                                   ----------      ----------
Revenues:
   Product                         $  35,926       $  25,426
   License and royalty                 8,210           8,676
                                   ----------      ----------
Total revenues                        44,136          34,102


Cost of sales                         26,509          17,772
                                   ----------      ----------
Gross profits                         17,627          16,330


Operating expenses:

   Research and development            5,212           4,331
   Sales and marketing                 5,173           3,951
   General and administrative          2,394           2,044
                                   ----------      ----------
Total operating expenses              12,779          10,326


Operating income                       4,848           6,004

Interest and other income, net         1,604           1,339
                                   ----------      ----------
Income before taxes                    6,452           7,343

Provision for income taxes             2,129           2,640
                                   ----------      ----------
Net income                         $   4,323       $   4,703
                                   ==========      ==========

Net income per share
     Basic                         $    0.16       $    0.18
     Diluted                       $    0.15       $    0.17

Shares used in computing
net income per share
     Basic                            26,767          26,019
     Diluted                          29,314          28,022


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Cash Flows
                            (In thousands; unaudited)

                                                            Three months ended
                                                                 March 31,
                                                              1999         1998
                                                          --------     --------
Cash flows from operating activities:
Net income                                                $  4,323     $  4,703
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                         1,657        1,351
        Accounts receivable, net                            (3,109)         785
        Inventory                                              856       (4,788)
        Prepaid expenses and other assets                    3,320          401
        Accounts payable                                     8,583       (8,793)
        Accrued payroll and related expenses                 1,004       (1,147)
        Other accrued liabilities                            2,131        2,074
        Deferred revenue                                    (6,418)      (1,427)
                                                          --------     --------
            Total adjustments                                8,024      (11,544)

                                                          --------     --------
     Net cash provided by (used in) operating activities    12,347       (6,841)

Cash flows from investing activities:
        Purchases of short term investments                (45,127)     (48,984)
        Proceeds from sale of short term investments        34,387       46,284
        Acquisition of capital equipment                    (3,036)      (1,825)
                                                          --------     --------
     Net cash used in investing activities                 (13,776)      (4,525)

Cash flows from financing activities:
        Sale of common stock                                 1,475        1,120
                                                          --------     --------
     Net cash provided by financing activities               1,475        1,120

                                                          --------     --------
Net increase (decrease) in cash and cash equivalents            46      (10,246)

Cash and cash equivalents at beginning of period            15,384       20,888
                                                          --------     --------
Cash and cash equivalents at end of period                $ 15,430     $ 10,642
                                                          ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements


1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the "Company") as of March 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K/A as of, and for the year ended December 31, 1998. The condensed consolidated balance sheet data as of December 31, 1998 was derived from the audited financial statements.

       The results of operations and cash flows for the three month period ended March 31, 1999 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarter of 1999 and 1998 ended on March 28, 1999 and March 29, 1998, respectively. Fiscal year 1998 ended on December 27, 1998. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. The components of inventory consist of the following:

                                     March 31,  December 31,
                                         1999          1998
                                   ----------    ----------
                                        (In thousands)

      Raw materials                $    2,094    $    2,710
      Work-in-process                   3,876         3,818
      Finished goods                    2,096         2,394
                                   ----------    ----------
                                   $    8,066    $    8,922
                                   ==========    ==========

5. The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three months ended
                                                           March 31,
                                                         1999         1998
                                                      -------      -------
                                                      (In thousands, except
                                                       per share amounts)
      Numerator:
           Numerator for basic and diluted
              net income per share - net income       $ 4,323      $ 4,703
                                                      =======      =======

      Denominator for basic net income per share:
           Weighted average common shares              26,767       26,019
                                                      -------      -------
      Shares used in computing basic net income
      per share                                        26,767       26,019
                                                      =======      =======

      Basic net income per share                      $  0.16      $  0.18
                                                      =======      =======

      Denominator for diluted net income per share:
           Weighted average common shares              26,767       26,019

           Employee stock options and warrants
                to purchase common stock                2,547        2,003
                                                      -------      -------
      Shares used in computing diluted net income
      per share                                        29,314       28,022
                                                      =======      =======
      Diluted net income per share                    $  0.15      $  0.17
                                                      =======      =======

       For the three month periods ending March 31, 1999 and 1998, options to purchase 10,753 and 150,706 shares of common stock, respectively, have been excluded from the earnings per share calculation, as their effect is antidilutive.

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

        In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. Discovery in the Lexar suit commenced in August 1998. On February 22, 1999, the Federal District Court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in SanDisk's patent at issue in the Lexar suit. On March 4, 1999, the Federal District Court issued its ruling on the proper construction of the claim terms in SanDisk's patent. A trial date has not yet been set. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

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

7. The Company has a credit agreement (the Agreement) with a bank, which was renewed in July 1998. Under the provisions of the Agreement, which expires in July 1999, the Company may borrow up to $10.0 million on a revolving line of credit at the bank's prime interest rate. Amounts under the revolving line of credit can be applied to the issuance of letters of credit up to the full amount of the credit line. At March 31, 1999, $1.0 million of letters of credit were outstanding. In addition, under the Agreement, the Company also has a $15.0 million foreign exchange contract line under which the Company may enter into foreign exchange contracts. As of March 31, 1999, $4.5 million was outstanding under the foreign exchange contract portion of the line. The Agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. The Agreement prohibits the payment of cash dividends to stockholders.

8. Certain of the Company's purchase commitments and balance sheet accounts are denominated in Japanese Yen. The Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged.

9. Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and loses on available-for-sale marketable securities, net of the related tax effects, for all periods presented.

                                                  Three months ended
                                                       March 31,
                                                  1999           1998
                                              ---------       --------
                                                  (In thousands)

      Net income                              $   4,323       $  4,703

       Unrealized gain (loss) on
           available-for-sale securities           (252)           125
                                              ---------       --------
      Comprehensive income                    $   4,071       $  4,828
                                              =========       ========

Accumulated other comprehensive income was $219,000 and $168,000 at March 31, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain statements in this discussion and analysis are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are discussed below and in the Company's Form 10-K/A for the year ended December 31, 1998 under the heading "Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update these forward looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Overview

    The Company was founded in 1988 to develop and market flash data storage systems. The Company sells its products to the consumer electronics and industrial/communications markets. During 1998, the percentage of the Company's product sales attributable to the consumer electronics market, particularly sales of CompactFlash for use in digital camera applications, increased substantially. This increase in sales to the consumer market resulted in a shift to lower capacity products, which typically have lower average selling prices and gross margins than higher capacity products. In addition, these products are frequently sold into the retail channel, which usually has shorter customer order lead-times than the other channels used by the Company, thereby decreasing the Company's ability to accurately forecast future production needs. Subject to market acceptance of its CompactFlash products, the Company believes these products will continue to represent a majority of the Company's sales as the popularity of consumer applications, including digital cameras, increases. The percentage of sales attributable to orders received and fulfilled in the same quarter has increased over time and, in response, the Company is continuing to work to shorten its manufacturing cycle times.

    The Company's operating results are affected by a number of factors including the volume of product sales, the timing of significant orders, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products, changes in the channels through which the Company's products are distributed, timing of new product announcements and introductions by the Company and its competitors, the timing of license and royalty revenues, fluctuations in product costs, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, increased research and development expenses, and exchange rate fluctuations. In addition, as the proportion of the Company's products sold for use in consumer electronics applications continues to increase, the Company's revenues may become subject to seasonal declines in the first quarter of each year. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly" and "There is Seasonality in Our Business."

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

    SanDisk markets its products using a combination of its direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. The Company expects that sales through the retail channel will continue to comprise an increasing share of total revenues in the future, and that a substantial portion of its sales into the retail channel will be made to participants that will have the right to return unsold products. The Company does not recognize revenues from these sales until the products are sold to the end customers.

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

    Due to the emerging nature of the Company's target markets and certain planned product transitions, the Company has had difficulty forecasting future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle times, the Company has been required to order wafers from its foundries several months in advance of the ultimate shipment of its products. Under the Company's wafer supply agreements, there are limits on the number of wafers the Company can order and the Company's ability to change that quantity is restricted. Accordingly, the Company's ability to react to significant fluctuations in demand for its products is limited. As a result, the Company has not been able to match its purchases of wafers to specific customer orders and therefore the Company has from time to time taken write downs for potential excess inventory purchased prior to the receipt of customer orders. For example, in the second quarter of 1998, the Company's product gross margins declined to 12% from 30% in the previous quarter due in part to a write down of this inventory to reflect inventory at net realizable value. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter to quarter basis. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly."

    Export sales are an important part of the Company's business. In 1998, product sales to Japan declined 19% from the prior year, due in part to the Asian economic crisis. While a majority of the Company's revenues from sales to Japan and other Asian countries are derived from OEM customers who plan to export a portion of their products to countries outside of Asia, the Asian economic crisis may continue to adversely effect the Company's revenues to the extent that demand for the Company's products in Asia declines. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, the Company's products may be relatively more expensive in Asia, which could result in a decrease in the Company's sales in that region. The Company may also experience pressure on its gross margins as a result of increased price competition from Asian competitors. While most of the Company's sales are denominated in U.S. Dollars, the Company invoices certain Japanese customers in Japanese Yen. Exchange rate fluctuations can therefore affect the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results - We Face Risks Associated with International Operations."

    For the foreseeable future, the Company expects to realize a significant portion of its revenues from recently introduced and new products. Typically new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any new product. To remain competitive, the Company is focusing on a number of programs to lower its manufacturing costs, including development of future generations of double density ("D2") flash and advanced technology wafers. There can be no assurance that such products or processes will be successfully developed by the Company or that development of such processes will lower manufacturing costs. In addition, the Company anticipates that price competition will increase in the future, which could result in decreased average selling prices and lower gross margins. See "Factors That May Affect Future Results -We Must Achieve Acceptable Wafer Manufacturing Yields."

Year 2000 Readiness Disclosure

         The Company is aware of problems associated with computer systems as the Year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue is complex and wide ranging. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, manufacturing, planning and communications. The problem may also affect embedded systems such as building security systems, machine controllers and production test equipment. Year 2000 problems with these systems may affect the ability or efficiency with which the Company can perform many significant functions, including but not limited to: order processing and fulfillment, material planning, product assembly, product test, invoicing and financial reporting. While there can be no guarantee of unaffected operation, the completed implementation of the Company's new
Management Information System, and the completed assessment of its embedded systems indicates limited exposure in these areas. The Year 2000 problem may also affect the computer systems of the Company's suppliers and customers, potentially disrupting their operations. Year 2000 problems with the Company's business partners may impact the Company's sources of supply and demand.

         Year 2000  Readiness.  The  Company  has a Year  2000  Risk  Management
program to assess the impact of the Year 2000 issue on the Company, and to coordinate remediation activities. The Company completed the evaluation of its products for Year 2000 compliance in the third quarter of 1998. The Company's FlashDisk, FlashDrive, Flash ChipSet, CompactFlash, MultiMediaCard, and ImageMate product lines do not perform date related processing and do not contain real time clock circuitry and therefore, are Year 2000 ready. The Company's storage and connectivity products are used as components in a variety of host systems. The firmware, operating system and application software of these host systems are designed and manufactured by others. The Company makes no claim with regard to the Year 2000 readiness of host systems designed by others in which the Company's products are used. Independent system designers make derivative works from the SanDisk Host Developer's Toolkit ("Toolkit") source code product. Sample date related subroutines and data structures are included in the Toolkit for use by system designers. Designers modify the sample routines in order to fit the specific requirements of their host operating system. The designer is responsible for the formatting and processing logic associated with the date values that pass through the Toolkit subsystem and for the Year 2000 readiness of the systems in which the Toolkit is used. The Company makes no claims with regard to the Year 2000 readiness of host firmware and operating systems designed by others that contain derivative works of the Toolkit.

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

         The Company's assessment and remediation of Year 2000 problems in tertiary business information systems is on-going. Well over 90% of the Company's investment in desktop PC hardware is known to be Year 2000 compliant, and proven remediation solutions have been identified for the remaining 10%. The majority of the software used on these systems and network servers are recent versions of vendor supported, commercially available products. Upgrading these applications as Year 2000 compliant patches are released by the respective vendors has not been a significant burden on the Company and is expected to be completed before the end of 1999.

         The Company's assessment of Year 2000 problems in computer systems used for facilities control, machine control and manufacturing testing is complete, and remediation is on-going. The most significant Year 2000 issue in this area has been found to be related to older wafer test equipment. This equipment is not expected to be in use in the year 2000. The Company is phasing in new Year 2000 compliant wafer test equipment in conjunction with the introduction of new generations of flash memory.

         The Company's assessment of Year 2000 risks related to suppliers, customers and other third parties is ongoing. Inquiries have been made of all critical suppliers and an assessment of their Year 2000 readiness is in progress. The Company expects to utilize the completed assessment as the basis for strategic decisions regarding alternate material sourcing and/or increasing inventory safety stocks by the end of the second quarter of 1999. SanDisk will also contact its significant customers regarding their Year 2000 readiness in order to understand the potential for any disruptions in their ordering patterns. Completion of this review will depend on the responsiveness of the Company's vendors and customers, over which the Company has no control.

         Year 2000 Risk Management Program Costs. The cost of the Year 2000 project related to upgrading the Company's core management information system was approximately $1.0 million, $400,000 of which was related to the purchase of software and hardware which was capitalized by the Company. In the first quarter of 1999, the Company spent approximately $100,000 for application software upgrades. The Company estimates it will cost an additional $150,000 to upgrade remaining non-compliant application software and to replace non-compliant personal computer systems. The Company would have incurred the majority of these costs, in spite of Year 2000 issues, due to the need to upgrade its management information system, application software and personal computers to support the Company's growth. The Company's Year 2000 remediation projects will be funded from operating cash flows. No material projects have been deferred in order to complete the Company's Year 2000 assessment and remediation project. The additional expenses related to the management of the Year 2000 compliance program and completing the assessment of the Company's internal and external risks are not expected to be material to the Company's quarterly operating results.

         The costs and time schedule for the Year 2000 problem abatement are based on management's best estimates for the remediation of Year 2000 problems uncovered to date. These estimates were derived utilizing numerous assumptions, including that the most significant Year 2000 risks have already been identified, that certain resources will continue to be available, that third party plans will be fulfilled and other factors. However, there can be no guarantee that these estimates will be achieved or that the anticipated time schedule will be met and actual results could differ materially from those anticipated.

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

         Risks Related to Year 2000 Readiness. Success of the Company's Year 2000 compliance effort depends, in part, on the success of its key suppliers and customers in dealing with their Year 2000 issues. The Company does not have any control over the remediation efforts of its key suppliers and customers and cannot fully determine the extent to which they have resolved their Year 2000 compliance issues. The Company currently purchases several critical components from single or sole source vendors. While this issue is being carefully managed, disruptions in the supply of components from any of these sole source suppliers due to Year 2000 issues, could cause delays in the Company's fulfillment of customer orders which could result in reduced or lost revenues. Furthermore, the Company's sales have historically been to a limited number of customers. Any disruption in the purchasing patterns of these customers or potential customers due to Year 2000 issues could cause a decline in the Company's revenues. There can be no assurance that the Company and its key suppliers and customers will identify and remediate all significant Year 2000 problems on a timely basis. Furthermore, there can be no assurance that the Company's insurance will cover losses from business interruptions arising from Year 2000 problems of the Company or its suppliers. Year 2000 compliance problems of the Company's key suppliers and customers could adversely affect the Company's, business, financial condition and results of operations.

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


Results of Operations


    Product Revenues. SanDisk's product revenues were $35.9 million in the first quarter of 1999, up $10.5 million or 41% from the first quarter of 1998. During the three months ended March 31, 1999, units shipped increased 144%. The largest increase in unit volumes came from sales of CompactFlash products, which represented approximately 76% of units shipped and 60% of product revenues compared to 68% of units shipped and 45% of product revenues for the first quarter of 1998. Average selling prices declined 44% in the first quarter of 1999 compared to the same period of the prior year, partially due to a shift in product mix to CompactFlash, Flash ChipSet and MultiMediaCard products which have lower capacities and average selling prices than the Company's FlashDisk products. The Company anticipates that lower capacity products will continue to represent a significant portion of its sales as consumer applications such as digital cameras become more popular. Sales of these lower capacity products generally have lower average selling prices and gross margins than higher capacity products. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

    The Company continues to experience limited bookings visibility as customers continue to expect short lead-times, particularly in the growing retail component of the Company's business. A majority of the Company's anticipated second quarter revenues, which are projected to slightly exceed the level achieved in the first quarter, continue to be turns business with orders received and fulfilled in the same quarter. Due to a number of factors described herein and in "Factors That May Affect Future Results," the Company's ability to adjust its operating expenses is limited in the short term. As a result, if product revenues are lower than anticipated, the Company's results of operations will be adversely affected.

    Export sales represented 42% of product revenue for the first quarter of 1999 compared with 46% for the same period of the previous year. The Company expects international sales to continue to represent a significant portion of its product revenues. In the first quarter of 1999, the Company's top ten customers represented approximately 61% of product revenue with the top two customers representing a combined 31% of product revenues. Sales to the top 10 customers represented approximately 72% of product revenues in the first quarter of 1998. The Company expects that sales to a limited number of customers will continue to represent a substantial portion of its revenues for the foreseeable future.

    License and Royalty Revenues. The Company currently earns patent license fees and royalties under six cross-license agreements with Hitachi Ltd. ("Hitachi"), Intel Corporation ("Intel"), Samsung Electronics Company Ltd. ("Samsung"), Sharp Electronics Corporation ("Sharp"), Silicon Storage Technology, Inc.

("SST") and Toshiba Corporation ("Toshiba"). License and royalty revenues from patent cross-license agreements were $8.2 million in the first quarter of 1999, down from $8.7 million in the same period of the previous year due primarily to the timing of royalties earned under the various agreements. Revenues from licenses and royalties decreased to 19% of total revenues in the first quarter of 1999 from 25% in the first quarter of 1998.

    Gross Profits. In the first quarter of 1999, gross profits were $17.6 million, or 40% of total revenues compared to $16.3 million, or 48% of total revenues in the same period of 1998. Product gross margins decreased to 26% of product revenues from 30% in the first quarter of 1998 due primarily to a decline in average selling prices.

    Competition remains strong and product gross margins are expected to remain under pressure due to declining average selling prices. The Company is currently working on a number of cost reduction programs to strengthen product gross margins in 1999, including the transition of manufacturing operations for high volume products offshore. However, there can be no assurance that the Company will be successful in these efforts. Also, increased competition may negatively affect gross margins in 1999.

    During the first quarter of 1999, the Company began shipping customer samples of its CompactFlash and FlashDisk products utilizing its new 128Mbit flash chip. This design is currently undergoing final internal qualification, with full volume production expected to begin in the second quarter of 1999. The 128Mbit flash chip has a lower manufacturing cost per megabyte and is expected to contribute to improved product gross margins in the second half of 1999. The initial production period of each new generation of flash technology is subject to many risks and uncertainties as described in "Factors That May Affect Future Results - We Face Risk in Transitioning to New Processes and Products." There can be no assurance that the Company will successfully complete the internal and customer qualifications of the 128Mbit flash chips in a timely manner, or that it will realize the expected cost reductions in the second half of 1999.

    In addition, in the second quarter of 1999, the Company will be moving the high volume production of its CompactFlash cards to Celestica in South China and the production of its MultiMediaCard products to Siliconware Precision Industries Co. Ltd. and Siliconware Corporation in Taiwan. The Company expects to incur some start up costs related to these ventures in the second quarter of 1999, but expects these investments to reduce future product costs and greatly expand production capacity in the second half of the year. There are many risk and uncertainties involved with the transfer of production to these subcontractors as discussed in "Factors That May Affect Future Results - We Face Risks Associated with Our International Operations and -- We Depend on Our Suppliers and Third Party Subcontractors." Failure to successfully manage the transition could result in excess and/or obsolete inventory or lower of cost or market valuation adjustments due to potential duplication of certain inventory build plans. There can be no assurance that the Company will realize the expected product cost reductions or that these reductions will be large enough to offset future average selling price declines due to increased competition.

    Research and Development. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $5.2 million in the first quarter of 1999, up $0.9 million or 20% from $4.3 million in the same period of 1998. The increase was primarily due to increased salary and related expenses and higher nonrecurring engineering and project related expenses. Research and development expenses represented 12% of total revenues in the first quarter of 1999 compared to 13% in the first quarter of 1998. The Company expects research and development expenses to continue to increase in absolute dollars to support the development and introduction of new generations of flash data storage products.

    Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for the Company's sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $5.2 million in the first quarter of 1999 up $1.2 million or 31% from $4.0 million in the first quarter of 1998. The increase was primarily due to increased salary and related expenses, higher commissions and increased marketing expenses. Sales and marketing expenses represented approximately 12% of total revenues in the first quarters of both 1999 and 1998. The Company expects sales and marketing expenses to increase as sales of its products grow and as it continues to develop the retail channel for its products.

    General and Administrative. General and administrative expenses include the cost of the Company's finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $2.4 million in the first quarter of 1999, up $0.4 million or 17% from $2.0 million in the first quarter of 1998. The increase was primarily due to increased salary and related expenses and higher legal fees as a result of patent litigation related to the Lexar suit. General and administrative expenses represented 5% of total revenues in the first quarter of 1999 compared to 6% for the first quarter of 1998. The Company expects general and administrative expenses to increase as the general and administrative functions grow to support the overall growth of the Company. General and administrative expenses could also increase substantially in the future if the Company continues to pursue litigation to defend its patent portfolio. See "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation."

    Interest and Other Income, Net. Interest and other income, net, was $1.6 million in the first quarter of 1999 compared to $1.3 million in the first quarter of 1999. The increase in 1998 was primarily due to foreign currency transaction gains.

    Provision for Income Taxes. The Company recorded a provision for income taxes at a 33% effective tax rate for the first three months of 1999 compared to a 36% effective tax rate for the same period of 1998. The lower effective tax rate in 1999 reflects greater benefits from federal and state tax credits.

Liquidity and Capital Resources

    As of March 31, 1999, the Company had working capital of $142.6 million, which included $15.4 million in cash and cash equivalents and $129.6 million in short-term investments. The Company has a line of credit facility with a commercial bank under which it can borrow up to $10.0 million at the bank's prime rate. This line of credit facility expires in July 1999. As of March 31, 1999, the Company had $1.0 million committed under the line of credit facility for standby letters of credit. The facility contains covenants that require the Company to maintain certain financial ratios and levels of net worth, and prohibits the payment of cash dividends to stockholders. The Company is currently in compliance with all covenants in the line of credit agreement. The Company intends to either renew its line of credit or negotiate a new line of credit upon the expiration of its current line.

    Operating activities provided $12.3 million of cash in the first quarter of 1999 primarily from net income, an increase in accounts payable of $8.6 million and a reduction in prepaids and other assets of $3.3 million. These were partially offset by a decrease in deferred revenue of $6.4 million and an increase in accounts receivable of $3.1 million.

    Net cash used in investing activities of $13.8 million in the first quarter of 1999 consisted of net purchases of investments of $10.7 million and capital equipment purchases and leasehold improvements of $3.0 million. In the first quarter of 1999, cash provided by financing activities of $1.5 million came primarily from the sale of common stock through the Company's stock option and employee stock purchase plans.

    Depending on the future demand for the Company's products, the Company may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support its business in the future. Management believes the existing cash and cash equivalents, short-term investments and available line of credit will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next twelve months.

Impact of Currency Exchange Rates

    A portion of the Company's revenues are denominated in Japanese Yen. The Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At March 31, 1999, one forward contract with a notional amount of $4.5 million was outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

Factors That May Affect Future Results

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

Our Operating Results May Fluctuate Significantly

         Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

o  Unpredictable demand for our products
o  Decline in our average selling prices due to competitive pricing pressures
o  Seasonality in sales of our products for consumer electronics applications
o  Changes in product and customer mix
o  Market acceptance of new or enhanced versions of our products
o  Changes in our distribution channels
o  Timing of license and royalty revenue recognition
o Fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization
o  Availability of foundry capacity
o  Variations in manufacturing cycle times
o  Increased research and development expenses
o  Exchange rate fluctuations
o Changes in general economic conditions, in particular the economic recession in Japan
o  Obsolescence of unsold inventory

         When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we build excess inventories which adversely affects our gross margins and operating results. For example, in the second quarter of 1998, our product gross margins declined to 12% from 30% in the previous quarter due in part to a write down of this inventory to reflect inventory at net realizable value. Because our largest volume product, CompactFlash, is sold into an emerging consumer market, it is very difficult to accurately forecast future sales. If sales fall below our forecast, our operating results could be adversely affected if we are unable to reduce our operating expenses. More than 50% of our quarterly sales are from orders received and fulfilled in the same quarter (turns business). In addition, our product order backlog may fluctuate substantially from quarter to quarter.

         Due to anticipated growth, we increased our expense levels in 1998 and in the first quarter of 1999. Operating expenses are expected to continue to increase as a result of the need to hire additional personnel to support expected growth in sales unit volumes, marketing and sales efforts and research and development activities. These expenses cannot be readily scaled back over the short term. If revenue does not increase proportionately to operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be adversely affected.

         Product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash products may become an even more significant percentage of our product revenues as consumer applications, such as digital cameras, become more popular. Dependence on CompactFlash sales, together with lower pricing caused by increased competition, caused average selling prices to decline 28% during 1998. Average selling prices declined 24% in the first quarter of 1999 compared to the fourth quarter of 1998, partially due to a shift in product mix to CompactFlash, Flash ChipSet and MultiMediaCard products which have lower capacities and average selling prices than the Company's FlashDisk products. This trend is expected to continue.

         Our intellectual property strategy is to cross-license our patents to other manufacturers of flash products. Under such arrangements, we earn license fees and royalties on individually negotiated terms. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. This may cause license and royalty revenue to fluctuate significantly from quarter to quarter. Because this revenue has higher gross margins than product revenue, gross margins and net income fluctuate more with changes in license and royalty revenue than with changes in product revenue.

Our Business Depends Upon Consumer Products

         In 1998 and the first quarter of 1999, we received more product revenue and shipped more units of products destined for consumer electronics applications, principally digital cameras, than for any other applications. We believe that these products will encounter intense competition and be more price sensitive than products sold into our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and preference.

         A significant portion of sales to the consumer electronics market is made through distributors and to retailers. Sales through these channels typically include rights to return unsold inventory. As a result, revenue is not recognized until after the product has been sold to the end user. If our retail customers are not successful in this market, there could be substantial product returns, which may cause harm to our business, financial condition and results of operations.

Our Business Depends on Emerging Markets and New Products

          In order for demand for our products to grow, the markets for new products that use CompactFlash and the MultiMediaCard, such as smart phones and MP3 portable music players, must develop and grow. If sales of these products do not grow, our product revenues and profit margins could level off or decline. To remain competitive, we intend to develop new products with increased memory capacity at a lower cost per megabyte. The success of this new product strategy will depend upon, among other things, the following:

o Our ability to successfully develop new products with higher memory capacities at a lower cost per megabyte;
o The development of new applications or markets for our flash data storage products; o The extent to which prospective customers design our products into their products and successfully introduce their products;
o The extent to which our products or technologies become obsolete or noncompetitive due to products or technologies developed by others.

         If our new applications or target markets fail to develop, or if our products are not accepted by the market, our business, financial condition and results of operations could suffer.

There Is Seasonality In Our Business

         Sales of our products, in particular the sale of CompactFlash Products, in the consumer electronics applications market are subject to seasonality. As a result, product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year as compared to the first half of each such year. In addition, in the past we have experienced a decrease in orders in the first quarter from our Japanese OEM customers primarily due to the fact that most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. For example, our product revenues were 24% lower in the first quarter of 1998 than in the fourth quarter of 1997, mostly due to these seasonal factors and the Asian economic crisis. However, we did not experience such seasonality in the first quarter of 1999.

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

         In addition, competing products have been introduced that promote industry standards that are different from our CompactFlash product, including Toshiba's Smart Media (Solid-State Floppy Disk Card), Sony Corporation's Memory Stick, Panasonic's recently introduced Mega Storage cards and M-Systems' Diskonchip(TM) for embedded storage applications. Each competing standard is mechanically and electronically incompatible with CompactFlash. If a manufacturer of digital cameras or other consumer electronic devices designs-in one of these alternative competing standards, CompactFlash will be eliminated from use in that product.

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

         According to independent industry analysts, Sony's Mavica digital camera captured a considerable portion of the United States market for digital cameras in 1998. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash (or any other flash) cards. Our sales prospects for CompactFlash cards will be adversely impacted if the Mavica market share continues at a high level into the future. Also, our MultiMediaCard products are expected to face stiff competition from

Toshiba's SmartMedia flash cards and Sony's flash Memory Stick. Although the Memory Stick is proprietary to Sony, if it is adopted and achieves widespread use in future products, sales of our MultiMediaCard and CompactFlash products may decline.

         We also face competition from products based on multilevel cell flash technology such as Intel's 64Mbit flash chip and Hitachi's anticipated introduction of their 256Mbit flash chip. These products compete with our D2 multilevel cell flash technology. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology.

         Furthermore, we expect to face competition from existing companies and from other companies that may enter our existing or future markets that have similar or alternative data storage solutions which may be less costly or provide additional features. Price is an important competitive factor in the market for consumer products. Increased price competition could lower gross margins if our average selling prices decrease faster than costs and could also result in lost sales.

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

         Other competitive factors include:

o  Product cost, availability and performance
o  Adequate foundry capacity
o  Efficiency of production
o  Timing of our new product announcements or introductions
o  Successful protection of our intellectual property rights
o  General market and economic conditions

Our Average Sales Prices Have Declined

         In 1998, the average unit selling prices of our products declined 28% compared to 1997. In the first quarter of 1999, the average unit selling prices of our products declined 24% compared to the fourth quarter of 1998. Because flash data storage markets are characterized by intense competition, we expect that pricing pressures from our customers and competitors may increase. This will likely result in a further decline in average sales prices for our products. We believe that we can offset declining average sales prices by achieving manufacturing cost reductions and developing new products that incorporate advanced features and can be sold at higher average gross margins. However, if we are unable to achieve such cost reductions or remain price competitive, this could result in lost sales, declining gross margins, and as a result, our business, financial condition and results of operations could suffer.

         From time to time, the semiconductor industry has experienced a significant downturn and is currently beginning to recover from one of its most severe down cycles. During most of 1998, the semiconductor industry experienced significant production over capacity. This "buyers market" put margin pressures on all flash memory suppliers. We believe product gross margins will remain under pressure in the first half of 1999 until the more favorable cost structure of our 128Mbit flash chip design begins to have a favorable impact on the cost per megabyte of our products.

We Face Risks Associated with Our International Operations

         Our sales are primarily denominated in United States dollars. As a result, if the value of the US dollar increases relative to foreign currencies, our products could become less competitive in international markets. For example, our products are relatively more expensive in Asia because of the recent economic conditions in Asia and the weakness of many Asian currencies relative to the US dollar. This resulted in a decrease in our sales in that region in 1998. In fiscal 1998, sales to Japan declined to 31.6% of total product sales from 38.1% in 1997. This was primarily due to the Japanese economic crisis and market recession. In the first quarter of 1999, sales to Japan represented 27.6% of product revenue compared to 35.0% for the same period of 1998. If the current market conditions in Japan do not improve, or if they decline further, our results of operations may suffer.

         Currently, all of our wafers are produced by foundries located outside the United States and the majority are purchased in United States dollars. Because we currently invoice certain customers in Japanese Yen, fluctuations in currencies could adversely affect our business, financial condition and results of operations. Our international business activities could also be limited or disrupted by any of the following:

o  The need to comply with foreign government regulation;
o General geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;
o  Imposition   of   regulatory   requirements,   tariffs,   import  and  export
   restrictions,  and other barriers and restrictions;
o Longer payment cycles and greater difficulty in accounts receivable collection;
o  Potentially adverse tax consequences;
o  Less protection of our intellectual property rights;
o  Delays in product shipments due to local customs restrictions.

         In the second quarter of 1999, we will begin using third-party subcontractors in China and Taiwan for the assembly and testing of our components. As a result, our business could be harmed by the effect of political, economic, legal and other uncertainties in China. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. The Chinese government may not continue to pursue such policies and, even if it continued, such policies may not be successful. The Chinese government may significantly alter these policies from time to time. In addition, China does not currently have a comprehensive and highly developed system of laws, particularly with respect to the protection of intellectual property rights. As a result, enforcement of existing and future laws and contracts is uncertain, and the implementation and interpretation of such laws may be inconsistent, which could lead to piracy and degradation of the Company's intellectual property protection among other things.

Sales to a Small Number of Customers Represent a Significant Portion of Our Revenues

         More than half of our revenue comes from a small number of customers. For example, sales to the Company's top 10 customers accounted for approximately 59%, 67%, and 71%, respectively, of the Company's product revenues for 1998, 1997, and 1996. In the first quarter of 1999, the Company's top 10 customers represented approximately 61% of product revenue. If we were to lose any of these customers or experience any material reduction in orders from these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change.

We Depend on Third Party Foundries for Silicon Wafers

         All of our products require silicon wafers. We rely on United Silicon Corporation ("USC") and United Semiconductor Incorporated ("USIC") in Taiwan for supplying our silicon wafers. We depend on our foundries to (1) allocate a portion of their foundry capacity to our needs, (2) produce acceptable quality wafers with acceptable manufacturing yields and (3) deliver our wafers on a timely basis at a competitive price. If our foundries are unable to satisfy these requirements, our business, financial condition and operating results may suffer.

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

         During the second and third quarters of 1999, we plan to transfer the majority of wafer test, packaged memory final test, card assembly and card test to subcontractors in Taiwan and China. This increased reliance on subcontractors is expected to reduce the cost of such operations and give us access to increased production capacity. During the transition period, we will continue full operations at our Sunnyvale production facility while simultaneously transferring test equipment and training personnel of our subcontractors. Any significant problems in this complex transfer of operations may result in a disruption of production and a shortage of product to meet customer demand in the second and third quarters of 1999.

We Face Risk in Transitioning to New Processes and Products

         Successive generations of our products incorporate semiconductor devices with greater memory capacity per chip. We are continually involved in joint development efforts with our foundries to produce semiconductor devices based upon smaller geometry manufacturing processes. Two important factors that enable us to decrease the costs per megabyte of our flash data storage products are the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes. A number of challenges exist in achieving a lower cost per megabyte, including (1) lower yields often associated with the early production of new semiconductor devices,
(2) problems with design and manufacturing of products that will incorporate these devices and (3) production delays. Because our products are complex, we periodically experience significant delays in the development and volume production ramp up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

         We have developed new products based on D2 flash technology, a new flash architecture designed to store two bits in each flash memory cell. We believe that the 256Mbit D2 flash design currently in advanced development, will help us increase the capacity and decrease the costs of certain products, enabling us to maintain our competitive advantage and broaden our target markets. High density flash memory, such as D2 flash, is a complex technology that requires tight manufacturing controls and effective test screens. Problems from the shift to volume production for new flash products could impact both reliability and yields and result in increased manufacturing costs. We may not be able to manufacture reliable and cost effective D2 flash products in commercial volumes and with yields sufficient to result in lower costs per megabyte. Furthermore, D2 flash technology needs significantly improved write speed so that it can be usefully applied to market applications such as digital cameras. Although the 256Mbit design is intended to meet the improved write speed requirements, it is possible that we may not be able to achieve the target write speed in our future D2 products.

         The MultiMediaCard product family is expected to undergo a rapid production ramp during the second and third quarters of 1999. During the startup phase, it is expected that production yields may be lower than expected, thereby adversely impacting MultiMediaCard product availability as well as increasing manufacturing costs and reducing product margins for this product family.

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

Risks Associated with Patents, Proprietary Rights and Related Litigation

         We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant disputes regarding our intellectual property rights and claims that we may be infringing third parties' intellectual property rights. We expect that we may be involved in similar disputes in the future. We cannot assure you (1) that any of our patents will not be invalidated, (2) that patents will be issued for any of our pending applications, (3) that any claims allowed from existing or pending patents will have sufficient scope or strength or (4) that our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage. In addition, our competitors may be able to design around our patents.

         From time to time, it may be necessary to initiate litigation against third parties to preserve our intellectual property rights. These parties could in turn bring suit against us. Such a situation occurred in March of 1998. We filed a complaint in federal court against Lexar for infringement of a fundamental flash disk patent. Lexar disputed this claim and asserted that our patent was invalid or unenforceable, as well as asserting various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. We have denied all of these counterclaims. In July 1998, the federal district court denied Lexar's request to have the case dismissed. Discovery in this suit began in August 1998. On February 22, 1999, the Federal District Court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in SanDisk's patent at issue in the Lexar suit. On March 4, 1999, the Federal District Court issued its ruling on the proper construction of the claim terms in SanDisk's patent. A trial date has not yet been set.

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

         We have historically agreed to indemnify various suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney's fees. We may periodically engage in litigation as a result of these indemnification obligations. We are not currently engaged in any such indemnification proceedings. Our insurance policies exclude coverage for third party claims for patent infringement. Any future obligation to indemnify our customers or suppliers could have a negative affect on our business, financial condition or results of operations.

Our Rapid Growth May Strain Our Operations

         We have periodically experienced rapid growth, which has placed, and continues to place, a significant strain on our personnel and other resources. To accommodate this growth, we must continue to implement and improve our operational, financial and management information systems, as well as hire, train, motivate and manage our employees. We have had difficulty in the past hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make a significant investment in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support our rapid growth, which could in turn negatively affect our business, financial condition and results of operations.

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

Our Stock Price May Be Volatile

         The market price of our stock has fluctuated in the past and is likely to fluctuate in the future. For example, in the twelve month period ending March 31, 1999, our stock price fluctuated from a low of $5.125 to a high of $37.00. We believe that such fluctuations could continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our Common Stock.

Year 2000 Issues May Harm Our Business

         Many existing computer systems and applications may not function properly when using dates beyond December 31, 1999. We have established a Year 2000 Risk Management program to assess the impact that the Year 2000 issue may have on our business. Based on our assessment to date, all of our flash memory and connectivity products are Year 2000 compliant. Other Year 2000 issues that we face include:

o  Assessment and remediation of the tertiary business information systems
o Assessment and remediation of the computer systems used for facilities control, machine control and manufacturing testing
o  Year 2000 compliance of our key suppliers and customers

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Please refer to the Company's form 10-K/A for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this item is set forth in Note 6 of the Notes to the Condensed Consolidated Financial Statements on pages 7 and 8 and under "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation" on pages 22 and 23 of this Form 10-Q for the quarterly period ended March 31, 1999, and is incorporated herein by reference.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

     Exhibit
     Number                                        Exhibit Title
3.1      Certificate of Incorporation of the Registrant, as amended to date.2
3.2      Form of  Amended  and  Restated  Certificate  of  Incorporation  of the
         Registrant.2
3.3      Bylaws of the Registrant, as amended.2
3.4      Form of Amended and Restated Bylaws of the Registrant 2
3.5 Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.4
4.1      Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.2
4.3 Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.2
4.5 Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993.2
4.8 Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.4
4.9 First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.11
9.1 Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.2
10.10 License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.2
10.13    1989 Stock Benefit Plan.2
10.14    1995 Stock Option Plan.2
10.15    Employee Stock Purchase Plan.2
10.16    1995 Non-Employee Directors Stock Option Plan.2
10.18 Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.3
10.21 Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.5
10.23 Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.1, 6
10.24 Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.1, 6
10.25 Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.1, 6
10.27 Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.7
10.28 Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.8
10.29 Trade Finance Agreement between the Registrant and Union Bank of California, dated July 15, 1998.9
10.30    1995 Stock Option Plan Amended and Restated as of December 17, 1998.
10.31 1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.
10.32 1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998.
21.1     Subsidiaries of the Registrant.10
23.1     Consent of Ernst & Young, LLP, Independent Auditors. 10
27.1 Financial Data Schedule for the quarter ended March 31, 1999. (In EDGAR format only)
----------

1.       Confidential   treatment  granted  as  to  certain  portions  of  these
         exhibits.
2. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).

3. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
4. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
6. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
7. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
8. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.
9. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
10. Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K.
11. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 1, 1999.

         B.  Reports on Form 8-K


         During the quarter ended March 31, 1999, the Company filed a current report on Form 8-K dated January 8, 1999, reporting the amendment to its shareholders' rights agreement.

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


DATED:        May 11, 1999