Form 10-Q
period 1999-06-30
SANDISK CORP
filed 1999-08-11
CIK 1000180

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
    X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
--------- Exchange Act of 1934 For the quarterly period ended June 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999

       Common Stock, $0.001 par value                          27,156,980
       ------------------------------                          ----------
                    Class                                   Number of shares

                        SanDisk Corporation

                               Index



                   PART I. FINANCIAL INFORMATION

                                                                       Page No.
Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
            June 30, 1999 and December 31, 1998........................... 3

        Condensed Consolidated Statements of Income
            Three and six months ended June 30, 1999 and 1998............. 4

        Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1999 and 1998....................... 5

        Notes to Condensed Consolidated Financial Statements.............. 6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk........26


                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................ 27

Item 2. Changes in Securities............................................ 27

Item 3. Defaults upon Senior Securities.................................. 27

Item 4. Submission of Matters to a Vote of Security Holders.............. 27

Item 5. Other Information................................................ 27

Item 6. Exhibits and Reports on Form 8-K................................. 28

        Signatures....................................................... 30

                          PART I. FINANCIAL INFORMATION
                               SanDisk Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

 ASSETS                                          June 30,  December 31,
                                                    1999          1998*
                                              ----------    ----------
                                             (unaudited)
Current Assets:

   Cash and cash equivalents                   $  12,766     $  15,384
   Short-term investments                        132,182       119,074
   Accounts receivable, net                       29,213        20,400
   Inventories                                    17,332         8,922
   Deferred tax assets                            15,900        15,900
   Prepaid expenses and other current assets       3,700         6,694
                                              -----------   -----------
Total current assets                             211,093       186,374

Property and equipment, net                       22,410        17,542
Investment in foundry                             51,208
                                                                51,208
Deposits and other assets                            794           617
                                              -----------   -----------
          Total Assets                         $ 285,505     $ 255,741
                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                            $  18,563      $  6,938
   Accrued payroll and related expenses            5,523         3,768
   Other accrued liabilities                      14,316         9,745
   Deferred revenue                               27,232        27,452
                                              -----------   -----------
Total current liabilities                         65,634        47,903

Stockholders' Equity:

Common stock                                     188,938       186,120
Retained earnings                                 30,933        21,718
                                              -----------   -----------
Total stockholders' equity                       219,871       207,838

          Total Liabilities and
                                              -----------   -----------
          Stockholders' Equity                 $ 285,505     $ 255,741
                                              ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.
*  Information  derived  from the  audited  Consolidated Financial Statements.

                               SanDisk Corporation
                   Condensed Consolidated Statements of Income
                (In thousands, except per share data; unaudited)


                                        Three months ended     Six months ended
                                              June 30,             June 30,
                                           1999       1998       1999       1998
                                        -------    -------    -------    -------
Revenues:
   Product                              $42,300    $23,480    $78,226    $48,906
   License and royalty                   10,249      7,881     18,459     16,557
                                        -------    -------    -------    -------
Total revenues                           52,549     31,361     96,685     65,463

Cost of sales                            30,858     20,560     57,367     38,332
                                        -------    -------    -------    -------
Gross profits                            21,691     10,801     39,318     27,131

Operating expenses:
   Research and development               6,007      4,474     11,219      8,805
   Sales and marketing                    5,755      4,248     10,928      8,199
   General and administrative             2,896      1,709      5,290      3,753
                                        -------    -------    -------    -------
Total operating expenses                 14,658     10,431     27,437     20,757

Operating income                          7,033        370     11,881      6,374

Interest and other income, net            1,465      1,278      3,069      2,617
                                        -------    -------    -------    -------
Income before taxes                       8,498      1,648     14,950      8,991

Provision for income taxes                2,804        595      4,933      3,235
                                        -------    -------    -------    -------
Net income                              $ 5,694    $ 1,053    $10,017    $ 5,756
                                        =======    =======    =======    =======

Net income per share
     Basic                               $ 0.21     $ 0.04     $ 0.37     $ 0.22
     Diluted                             $ 0.19     $ 0.04     $ 0.34     $ 0.21

Shares used in computing
net income per share
     Basic                               26,943     26,168     26,855     26,094
     Diluted                             29,514     27,834     29,414     27,928


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Cash Flows
                            (In thousands; unaudited

                                                              Six months ended
                                                                   June 30,
                                                               1999        1998
                                                           --------    --------
Cash flows from operating activities:
Net income                                                 $ 10,017    $  5,756
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                          3,750       3,166
        Accounts receivable, net                             (8,813)      3,235
        Inventory                                            (8,410)     (5,920)
        Prepaid expenses and other assets                     2,817         (90)
        Accounts payable                                     11,626      (3,197)
        Accrued payroll and related expenses                  1,755        (938)
        Other accrued liabilities                             4,571      (1,993)
        Deferred revenue                                       (220)     (1,746)
                                                           --------    --------
            Total adjustments                                 7,076      (7,483)

                                                           --------    --------
     Net cash provided by (used in) operating activities     17,093      (1,727)

Cash flows from investing activities:
        Purchases of short term investments                 (73,456)    (85,654)
        Proceeds from sale of short term investments         59,546      81,632
        Acquisition of capital equipment                     (8,619)     (2,865)
                                                           --------    --------
     Net cash used in investing activities                  (22,529)     (6,887)

Cash flows from financing activities:
        Sale of common stock                                  2,818       1,193
                                                           --------    --------
     Net cash provided by financing activities                2,818       1,193

                                                           --------    --------
Net decrease in cash and cash equivalents                    (2,618)     (7,421)

Cash and cash equivalents at beginning of period             15,384      20,888

                                                           --------    --------
Cash and cash equivalents at end of period                 $ 12,766    $ 13,467
                                                           ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements


1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the "Company") as of June 30, 1999, the results of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K/A as of, and for the year ended December 31, 1998. The condensed consolidated balance sheet data as of December 31, 1998 was derived from the audited financial statements.

       The results of operations for the three and six month periods ended June 30, 1999 and cash flows for the six month periods ended June 30, 1999 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The second fiscal quarter of 1999 and 1998 ended on June 27, 1999 and June 28, 1998, respectively. Fiscal year 1998 was 52 weeks long and ended on December 27, 1998. Fiscal year 1999 is 53 weeks long and ends on January 2, 2000. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. The components of inventory consist of the following:

                                June 30,       December 31,
                                   1999              1998
                               --------       -----------
                                     (In thousands)

     Raw materials             $  2,646           $ 2,710
     Work-in-process              9,866             3,818
     Finished goods               4,820             2,394
                               --------           -------
                               $ 17,332           $ 8,922
                               ========           =======



5. The following table sets forth the computation of basic and diluted earnings per share:


                                               Three months ended   Six months ended
                                                     June 30,            June 30,
                                                   1999      1998      1999     1998

                                                -------   -------   -------   ------
                                                         (In thousands, except
                                                           per share amounts)

Numerator:
      Numerator for basic and diluted
         net income per share - net income      $ 5,694   $ 1,053   $10,017   $ 5,756
                                                =======   =======   =======   =======

Denominator for basic net income per share:
      Weighted average common shares             26,943    26,168    26,855    26,094
                                                -------   -------   -------   -------
Shares used in computing basic net income
per share                                        26,943    26,168    26,855    26,094
                                                =======   =======   =======   =======

Basic net income per share                      $  0.21   $  0.04   $  0.37   $  0.22
                                                =======   =======   =======   =======

Denominator for diluted net income per share:
      Weighted average common shares             26,943    26,168    26,855    26,094
      Employee stock options and warrants
           to purchase common stock               2,571     1,666     2,559     1,834
                                                -------   -------   -------   -------
Shares used in computing diluted net income
per share                                        29,514    27,834    29,414    27,928
                                                =======   =======   =======   =======

Diluted net income per share                    $  0.19   $  0.04   $  0.34   $  0.21
                                                =======   =======   =======   =======


       For the three and six month periods ending June 30, 1999, options to purchase 100,465 and 55,609 shares of common stock, respectively have been excluded from the earnings per share calculation, as their effect is antidilutive. For the three and six month period ended June 30, 1998, options to purchase 885,839 and 254,634 shares of common stock, respectively, have been excluded from the earnings per share calculation, as their effect is antidilutive.

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

        In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. Discovery in the Lexar suit commenced in August 1998. On February 22, 1999, the Federal District Court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in SanDisk's patent at issue in the Lexar suit. On March 4, 1999, the Federal District Court issued its ruling on the proper construction of the claim terms in SanDisk's patent. On July 30, 1999, the Company filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe SanDisk's patent. This motion is scheduled to be heard in September 1999. A trial date has not yet been set. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

       In May 1999, Lexar filed a complaint against the Company for claims of unfair competition, false advertising, trade libel and intentional and negligent interference with prospective business advantage. On July 1, 1999, the Company filed a motion to dismiss the Lexar complaint. Also, in July 1999, Lexar filed a motion for preliminary injunction seeking to stop certain advertising practices that Lexar alleges were misleading. The Company intends to vigorously oppose this motion. Both motions are scheduled to be heard in September 1999. There can be no assurances that these motions will be decided in favor of the Company.

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

7. The Company had a credit agreement (the Agreement) with a bank, which expired in July 1999. At June 30, 1999, there were no amounts outstanding under the line of credit. The Agreement contained covenants that required the Company to maintain certain financial ratios and levels of net worth and prohibited the payment of cash dividends to stockholders. The Company was in compliance with these covenants at June 30, 1999.

8. Certain of the Company's balance sheet accounts and purchase commitments are denominated in Japanese Yen. The Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. At June 30, 1999, forward contracts with a notional amount of $11.9 million were outstanding.

9. Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and loses on available-for-sale marketable securities, net of the related tax effects, for all periods presented.

                                      Three months ended      Six months ended
                                           June 30,                June 30,
                                         1999        1998       1999        1998
                                     --------    --------   --------    --------
                                                   (In thousands)

Net income                           $  5,694    $  1,053   $ 10,017    $  5,756

 Unrealized gain (loss) on
     available-for-sale securities       (550)         19       (802)        144
                                     --------    --------   --------    --------

Comprehensive income                 $  5,144    $  1,072   $  9,215    $  5,900
                                     ========    ========   ========    ========

       Accumulated other comprehensive income (loss) was ($331,000) and $471,000 at June 30, 1999 and December 31, 1998, respectively.

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

Overview

    The Company was founded in 1988 to develop and market flash data storage systems. The Company sells its products to the consumer electronics and industrial/communications markets. During 1998, the percentage of the Company's product sales attributable to the consumer electronics market, particularly sales of CompactFlash for use in digital camera applications, increased substantially. This increase in sales to the consumer market resulted in a shift to lower capacity products, which typically have lower average selling prices and gross margins than higher capacity products. In addition, these products are frequently sold into the retail channel, which usually has shorter customer order lead-times than the other channels used by the Company, thereby decreasing the Company's ability to accurately forecast future production needs. The Company believes its CompactFlash products will continue to represent a majority of the Company's sales as the popularity of consumer applications, including digital cameras, increases. The percentage of sales attributable to orders received and fulfilled in the same quarter continues to be more than 50% of quarterly product revenues, in response, the Company is continuing to work to shorten its manufacturing cycle times.

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

    Beginning in late 1995, the Company adopted a strategy of licensing its flash technology, including its patent portfolio, to selected third party manufacturers of flash products. To date, the Company has entered into patent cross-license agreements with a number of companies, and it intends to pursue opportunities to enter into additional licenses. The Company's current license agreements provide for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

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

    For the foreseeable future, the Company expects to realize a significant portion of its revenues from recently introduced and new products. Typically new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any new product. To remain competitive, the Company is focusing on a number of programs to lower its manufacturing costs, including development of future generations of double density ("D2") flash and advanced technology wafers. There can be no assurance that such products or processes will be successfully developed by the Company or that development of such processes will lower manufacturing costs. In addition, the Company anticipates that price competition will continue in the future, which could result in decreased average selling prices and lower gross margins. See "Factors That May Affect Future Results -We Must Achieve Acceptable Wafer Manufacturing Yields."

Year 2000 Readiness Disclosure

    The Company is aware of problems associated with computer systems as the Year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue is complex and wide ranging. The problem may affect transaction processing computer applications used by the Company for accounting, distribution, manufacturing, planning and communications. The problem may also affect embedded systems such as building security systems, machine controllers and production test equipment. Year 2000 problems with these systems may affect the ability or efficiency with which the Company can perform many significant functions, including but not limited to order processing and fulfillment, material planning, product assembly, product test, invoicing and financial reporting. While there can be no guarantee of unaffected operation, the completed implementation of the Company's new
Management Information System, and the completed assessment of its embedded systems indicates limited exposure in these areas. The Year 2000 problem may also affect the computer systems of the Company's suppliers and customers, potentially disrupting their operations. Year 2000 problems with the Company's business partners may impact the Company's sources of supply and demand.

    YEAR 2000 READINESS. The Company has a Year 2000 Risk Management program to assess the impact of the Year 2000 issue on the Company, and to coordinate remediation activities. The Company completed the evaluation of its products for Year 2000 compliance in the third quarter of 1998. The Company's FlashDisk, FlashDrive, Flash ChipSet, CompactFlash, MultiMediaCard, and ImageMate product lines do not perform date related processing and do not contain real time clock circuitry and, therefore, are Year 2000 ready. The Company's storage and connectivity products are used as components in a variety of host systems. The firmware, operating system and application software of these host systems are designed and manufactured by others. The Company makes no claim with regard to the Year 2000 readiness of host systems designed by others in which the Company's products are used. Independent system designers make derivative works from the SanDisk Host Developer's Toolkit ("Toolkit") source code product. Sample date related subroutines and data structures are included in the Toolkit for use by system designers. Designers modify the sample routines in order to fit the specific requirements of their host operating system. The designer is responsible for the formatting and processing logic associated with the date values that pass through the Toolkit subsystem and for the Year 2000 readiness of the systems in which the Toolkit is used. The Company makes no claims with regard to the Year 2000 readiness of host firmware and operating systems designed by others that contain derivative works of the Toolkit.

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

    In the second quarter of 1999, the Company completed all of the primary elements of its Year 2000 assessment and remediation program for mission critical hardware and software. Tests of software applications, which have been identified by their vendors as Year 2000 Compliant, and several minor software upgrades will be completed in the third quarter of 1999. Well over 90% of the Company's investment in desktop PC hardware is known to be Year 2000 compliant, and proven remediation solutions have been implemented for the remaining 10%. The majority of the software used on these systems and network servers are recent versions of vendor supported, commercially available products. Upgrading these applications as Year 2000 compliant patches are released by the respective vendors has not been a significant burden on the Company and is expected to be completed before the end of 1999.

    The Company's assessment and remediation of Year 2000 problems in computer systems used for facilities control, machine control and manufacturing testing is complete. The most significant Year 2000 issue in this area has been found to be related to older wafer test equipment. This equipment is not expected to be in use in the year 2000. The Company is phasing in new Year 2000 compliant wafer test equipment in conjunction with the introduction of new generations of flash memory.

    The Company's assessment of Year 2000 risks related to material suppliers, customers and other third parties is substantially complete. Inquiries were made of all critical suppliers and an assessment of their Year 2000 readiness was the basis for strategic decisions regarding alternate material sourcing and/or increasing inventory safety stocks. The survey of the Company's service suppliers is on-going, as many of these suppliers have third or fourth quarter 1999 target compliance dates for their Year 2000 programs. SanDisk is also contacting its significant customers regarding their Year 2000 readiness in order to understand the potential for any disruptions in their ordering patterns. Completion of these reviews will depend on the responsiveness of the Company's vendors and customers, over which the Company has no control.

    YEAR 2000 RISK MANAGEMENT PROGRAM COSTS. The cost of the Year 2000 project related to upgrading the Company's core management information system was approximately $1.0 million, $400,000 of which was related to the purchase of software and hardware which was capitalized by the Company. In the first half of 1999, the Company spent approximately $175,000 for application software upgrades and computer hardware. The Company estimates that costs to upgrade or replace any remaining software applications and non-compliant computer hardware will not be material to the Company's operating results. The Company would have incurred the majority of these costs, in spite of Year 2000 issues, due to the need to upgrade its management information system, application software and personal computers to support the Company's growth. The Company's Year 2000 remediation projects were funded from operating cash flows. No material projects were deferred in order to complete the Company's Year 2000 assessment and remediation project. The additional expenses related to the management of the Year 2000 compliance program and completing the remaining assessment of the Company's internal and external risks are not expected to be material to the Company's quarterly operating results.

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


Results of Operations


    PRODUCT REVENUES. SanDisk's product revenues were $42.3 million in the second quarter of 1999, up $18.8 million or 80% from the second quarter of 1998. Product revenues for the six months ended June 30, 1999 were $78.2 million, up $29.3 million or 60% from the same period in 1998. During the three and six month periods ended June 30, 1999, units shipped increased 168% and 156%, respectively from the same periods in 1998. The largest increase in both periods came from sales of CompactFlash which represented 56% and 58% of product revenues, respectively, for the three and six month periods ended June 30, 1999. Average selling prices declined 32% in the second quarter of 1999 and 38% for the first six months of 1999 compared to the same periods of the prior year. The mix of products sold varies from quarter to quarter and may vary in the future, affecting the Company's overall average selling prices and gross margins.

    The Company continues to experience limited bookings visibility as customers continue to expect short lead-times, particularly in the growing retail component of the Company's business. A majority of the Company's anticipated third quarter revenues are expected to be turns business with orders received and fulfilled in the same quarter. Due to a number of factors described herein and in "Factors That May Affect Future Results," the Company's ability to adjust its operating expenses is limited in the short term. As a result, if product revenues are lower than anticipated, the Company's results of operations will be adversely affected.

    Export sales represented 43% and 42%, respectively, of product revenue for the three and six month periods ended June 30, 1999 compared to 46% for the same periods of the previous year. The Company expects international sales to continue to represent a significant portion of its product revenues. In the second quarter of 1999, the Company's top ten customers represented approximately 57% of product revenue with the top two customers representing a combined 27% of product revenues. Sales to the top 10 customers represented approximately 64% of product revenues in the second quarter of 1998. The Company expects that sales to a limited number of customers will continue to represent a substantial portion of its revenues for the foreseeable future.

    LICENSE AND ROYALTY REVENUES. The Company currently earns patent license fees and royalties under several cross-license agreements. License and royalty revenues from patent cross-license agreements were $10.2 million in the second quarter of 1999, up from $7.9 million in the same period of the previous year due primarily to the timing of royalties earned under the various agreements. In the first six months of 1999, revenue from patent license and royalties was $18.5 million, up from $16.6 million in the same period of the prior year. Revenues from licenses and royalties decreased to 20% of total revenues in the second quarter of 1999 from 25% in the second quarter of 1998.

    GROSS PROFITS. In the second quarter of 1999, gross profits were $21.7 million, or 41% of total revenues compared to $10.8 million, or 34% of total revenues in the same period of 1998. Product gross margins increased to 27% of product revenues in the second quarter of 1999 from 12% in the second quarter of 1998. In the second quarter of 1998, product gross margins were unusually low due to a steep decline in average selling prices and a lower of cost or market inventory write down. Gross profits for the first half of 1999 were $39.3 million compared to $27.1 million for the same period of the previous year. Gross margin was 41% of total revenues for the six month periods ended June 30, 1999 and 1998.

    Competition remains strong and product gross margins are expected to remain under pressure due to declining average selling prices. The Company is currently working on a number of cost reduction programs to strengthen product gross margins in 1999, including the transition of manufacturing operations for high volume products offshore which began in the second quarter. However, there can be no assurance that the Company will be successful in these efforts. Also, increased competition may negatively affect gross margins in the second half of 1999.

    During the second quarter of 1999, the Company began shipping CompactFlash and FlashDisk products utilizing its new 128Mbit flash chip. The 128Mbit flash chip has a lower manufacturing cost per megabyte and is expected to contribute to improved product gross margins in the second half of 1999. The initial production period of each new generation of flash technology is subject to many risks and uncertainties as described in "Factors That May Affect Future Results
- We Face Risk in Transitioning to New Processes and Products." There can be no assurance that the Company will successfully complete the customer qualifications of the 128Mbit flash chips in a timely manner, or that it will realize the expected cost reductions in the second half of 1999.

    In addition, in the second quarter of 1999, the Company moved the high volume production of its CompactFlash cards to Celestica in South China and the production of its MultiMediaCard products to Siliconware Precision Industries Co. Ltd. and Siliconware Corporation in Taiwan. These subcontractors now assemble and test a majority of the Company's CompactFlash and MultiMediaCard products. There are many risk and uncertainties involved with the transfer of production to these subcontractors as discussed in "Factors That May Affect Future Results - We Face Risks Associated with Our International Operations and -- We Depend on Our Suppliers and Third Party Subcontractors."

    RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $6.0 million in the second quarter of 1999, up $1.5 million or 34% from $4.5 million in the same period of 1998. In the first half of 1999, research and development expenses increased to $11.2 million up $2.4 million or 27% from $8.8 million in the same period of 1998. The increases were primarily due to increased salary and related expenses and higher nonrecurring engineering and project related expenses. Research and development expenses represented 11% of total revenues in the second quarter of 1999 compared to 14% in the second quarter of 1998. The Company expects research and development expenses to continue to increase in absolute dollars to support the development and introduction of new generations of flash data storage products.

    SALES AND MARKETING. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for the Company's sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $5.8 million in the second quarter of 1999 up $1.5 million or 35% from $4.2 million in the second quarter of 1998. In the first half of 1999, sales and marketing expenses were $10.9 million, up $2.7 million or 33% from the same period of 1998. The increases were primarily due to increased salary and related expenses and higher commission expenses due to increased product revenues. Sales and marketing expenses represented approximately 11% of total revenues in the second quarter of 1999 compared to 14% in the second quarter of 1998. The Company expects sales and marketing expenses to increase as sales of its products grow and as it continues to develop the retail channel for its products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of the Company's finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $2.9 million in the second quarter of 1999, up $1.2 million or 69% from $1.7 million in the second quarter of 1998. In the first half of 1999, general and administrative expenses were $5.3 million, up $1.5 million or 41% from the same period in 1998. The increases were primarily due to increased salary and related expenses, an increase in the allowance for doubtful accounts and higher consulting expenses. General and administrative expenses represented 6% of total revenues in the second quarter of 1999 compared to 5% for the second quarter of 1998. The Company expects general and administrative expenses to increase as the general and administrative functions grow to support the overall growth of the Company. General and administrative expenses could also increase substantially in the future if the Company continues to pursue litigation to defend its patent portfolio. See "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation."

    INTEREST AND OTHER INCOME, NET. Interest and other income, net, was $1.5 million in the second quarter of 1999 compared to $1.3 million in the second quarter of 1998. In 1998, other income was lower due to the recognition of a loss on fixed asset disposal and foreign exchange losses.

    PROVISION FOR INCOME TAXES. The Company recorded a provision for income taxes at a 33% effective tax rate for the first six months of 1999 compared to a 36% effective tax rate for the same period of 1998. The lower effective tax rate in 1999 reflects greater benefits from federal and state tax credits.

Liquidity and Capital Resources

    As of June 30, 1999, the Company had working capital of $145.5 million, which included $12.8 million in cash and cash equivalents and $132.2 million in short-term investments. Operating activities provided $17.1 million of cash in the first six months of 1999 primarily from net income and an increase in current liabilities of $17.7 million, which were partially offset by increases in accounts receivable of $8.8 million and inventory of $8.4 million.

    Net cash used in investing activities of $22.5 million in the first six months of 1999 consisted of net purchases of investments of $13.9 million and capital equipment purchases and leasehold improvements of $8.6 million. In the first six months of 1999, cash provided by financing activities of $2.8 million came primarily from the sale of common stock through the Company's stock option and employee stock purchase plans.

    Depending on the future demand for the Company's products, the Company may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support its business in the future.

Impact of Currency Exchange Rates

    A portion of the Company's revenues are denominated in Japanese Yen. The Company enters into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At June 30, 1999, forward contracts with a notional amount of $11.9 million were outstanding. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Our Operating Results May Fluctuate Significantly

         Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

o  Unpredictable demand for our products
o  Decline in our average selling prices due to competitive pricing pressures
o  Seasonality in sales of our products for consumer electronics applications
o  Changes in product and customer mix
o  Market acceptance of new or enhanced versions of our products
o  Changes in our distribution channels
o  Timing of license and royalty revenue recognition
o  Fluctuations   in  product  costs,   particularly   due  to  fluctuations  in
   manufacturing yields and utilization
o  Availability of wafer foundry capacity sufficient to meet customer demand
o Significant unanticipated yield losses which could affect our ability to fulfill customer orders
o  Variations in manufacturing cycle times
o  Increased research and development expenses
o  Exchange rate fluctuations, particularly the dollar to Yen exchange rate
o Changes in general economic conditions, in particular the economic recession in Japan
o  Obsolescence of unsold inventory

         When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we build excess inventories which adversely affects our gross margins and operating results. For example, in the second quarter of 1998, our product gross margins declined to 12% from 30% in the previous quarter due in part to a write down of this inventory to reflect inventory at net realizable value. Because our largest volume product, CompactFlash, is sold into an emerging consumer market, it is very difficult to accurately forecast future sales. If sales fall below our forecast, our operating results could be adversely affected because we have significant fixed costs and may therefore be unable to reduce our operating expenses. More than 50% of our quarterly sales are from orders received and fulfilled in the same quarter (turns business). In addition, our product order backlog may fluctuate substantially from quarter to quarter.

         Due to anticipated growth, we increased our expense levels in the first half of 1999. Operating expenses are expected to continue to increase as a result of the need to hire additional personnel to support expected growth in sales unit volumes, marketing and sales efforts and research and development activities. These expenses cannot be readily scaled back over the short term. If revenue does not increase proportionately to operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be adversely affected.

         Product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash products may become an even more significant percentage of our product revenues as consumer applications, such as digital cameras, become more popular. Dependence on CompactFlash sales, together with lower pricing caused by increased competition, caused average unit selling prices to decline 28% during fiscal 1998. Average unit selling prices declined 38% in the first half of 1999 compared to the same period in 1998, partially due to a shift in product mix to CompactFlash, and MultiMediaCard products which have lower capacities and average selling prices than the Company's FlashDisk products. This trend is expected to continue.

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

Our Business Depends on Emerging Markets and New Products

          In order for demand for our products to grow, the markets for new products that use CompactFlash and the MultiMediaCard, such as MP3 portable music players and smart phones, must develop and grow. If sales of these products do not grow, our product revenues and profit margins could level off or decline.

         Because we sell our products for use in many new applications, it is sometimes difficult to forecast demand. For example, in the second quarter of 1999, demand for our 32 megabyte capacity MultiMediaCard for use in MP3 portable digital music players grew faster than anticipated and we were unable to fill all customer orders during the quarter. Although we are increasing production of the MultiMediaCard, if we are unable to fulfill customer demand for these products in the future, we may lose sales to our competitors. In addition, the market for MP3 portable digital music players is very new and it is uncertain how quickly consumer demand for these players will grow If this market does not grow as quickly as anticipated or our customers are not successful in selling their MP3 portable music players to consumers, our revenues could be adversely affected. In addition, it is often the case with new consumer markets that after an initial period of new market formation and initial acceptance by early adopters, the market enters a period of slow growth while standards get sorted out and infrastructure falls into place. In the event that such a phenomenon occurs in the MP3 music market, sales of our MultiMediaCard products could be adversely affected.

         To remain competitive, we intend to develop new products with increased memory capacity at a lower cost per megabyte and enhanced features. The success of this new product strategy will depend upon, among other things, the following:

o Our ability to successfully develop new products with higher memory capacities and enhanced features at a lower cost per megabyte;
o The development of new applications or markets for our flash data storage products;
o The extent to which prospective customers design our products into their products and successfully introduce their products;
o The extent to which our products or technologies become obsolete or noncompetitive due to products or technologies developed by others.

         If our new applications or target markets fail to develop, or if our products are not accepted by the market, our business, financial condition and results of operations could suffer.

Our Markets Are Highly Competitive

         We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competitors include many large domestic and international companies that have greater access to advanced wafer foundry capacity, substantially greater financial, technological, technical, marketing and other resources, broader product lines and longer standing relationships with customers. Our primary competitors include flash chip producers such as Advanced Micro Devices, Inc., Atmel Corporation, Hitachi Ltd., Intel Corporation, Micron Technology, Inc., Mitsubishi Electronic Corporation, Samsung Electronics Company Ltd., Sharp Electronics Corporation and Toshiba Corporation. Other competitors include companies using data storage techniques such as socket flash, linear flash and system flash components, as well as package or card assemblers such as Lexar Media, Inc., M-Systems, Inc., Simple Technology Inc., SMART Modular

Technologies, Inc., Sony Corporation, Kingston Technology Company, TDK Corporation, Matsushita Battery, Inc. and Viking Components, Inc., which combine controllers and flash memory chips developed by others into flash storage cards. Over 25 companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe additional manufacturers will enter the CompactFlash market in the future.

         In addition, competing products have been introduced that promote industry standards that are different from our CompactFlash product, including Toshiba's Smart Media (Solid-State Floppy Disk Card), Sony Corporation's Memory Stick, Panasonic's recently introduced Mega Storage cards, Iomega's Clik drive, a miniaturized, mechanical, removable disk drive and M-Systems' Diskonchip(TM) for embedded storage applications. Each competing standard is mechanically and electronically incompatible with CompactFlash and MultiMediaCard. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, CompactFlash or MultiMediaCard will be eliminated from use in that product.

         In September 1998, IBM introduced the microdrive, a rotating disk drive in a type II CompactFlash format. Initially, this product will compete directly with our type II CompactFlash memory cards, which we introduced in the second quarter of 1999, for use in high end professional digital cameras. In October 1998, M-Systems introduced their Diskonchip 2000 Millennium product which is expected to compete against our Flash ChipSet products in embedded storage applications such as set top boxes and networking appliances.

         According to independent industry analysts, Sony's Mavica digital camera captured a considerable portion of the United States market for digital cameras in 1998. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash (or any other flash) cards. Our sales prospects for CompactFlash cards have been adversely impacted by the success of the Mavica. However, we do not believe that the Mavica's market share is increasing. Also, our MultiMediaCard products have faced significant competition from Toshiba's SmartMedia flash cards and are expected to face similarly significant competition from Sony's flash Memory Stick. Although the Memory Stick is proprietary to Sony, if it is adopted and achieves widespread use in future products, sales of our MultiMediaCard and CompactFlash products may decline.

         We also face competition from products based on multilevel cell flash technology such as Intel's 64Mbit flash chip and Hitachi's recently introduced 256Mbit flash chip. These products compete with our D2 multilevel cell flash technology. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In the second quarter of 1999 Intel announced their new 128Mbit multilevel cell chip and Hitachi began shipping customer samples of CompactFlash cards employing their new multilevel cell flash chip. In addition, Toshiba has begun customer shipments of 32 megabyte SmartMedia cards employing their new 256Mbit flash chip. Although Toshiba has not incorporated multilevel cell flash technology in their 256Mbit flash chip, their use of more advanced lithographic design rules may allow them achieve a more competitive cost structure than that of our 256Mbit D2 flash chip.

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

         We have entered into patent cross-license agreements with a number of our leading competitors, including, Hitachi, Intel, Samsung, Sharp, SST and Toshiba. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. As we continue to license our patents to certain competitors, competition will increase and may cause harm to our business, financial condition and results of operations.

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

         The MultiMediaCard product family is expected to undergo a rapid production ramp during the second half of 1999. This product presents new challenges in assembly and test. During the startup phase, we have experienced fluctuations in yields which have adversely impacted MultiMediaCard product availability as well as increasing manufacturing costs and reducing product margins for this product family. We are currently unable to meet the full customer demand for MultiMediaCard products. This is primarily due to demand exceeding previous forecasts from our customers. Although we are steadily resolving the assembly manufacturing issues, we have not yet achieved the production assembly yields necessary for high volume production.

We Face Risks Associated with Our International Operations

         Our sales are primarily denominated in United States dollars. As a result, if the value of the US dollar increases relative to foreign currencies, our products could become less competitive in international markets. For example, our products are relatively more expensive in Asia because of the recent economic conditions in Asia and the weakness of many Asian currencies relative to the US dollar. In fiscal 1998, sales to Japan declined to 31.6% of total product sales from 38.1% in 1997. This was primarily due to the Japanese economic crisis and market recession. In the first half of 1999, sales to Japan represented 25.6% of product revenue compared to 32.7% for the same period of 1998. If the current market conditions in

Japan do not improve, or if they decline further, our results of operations may suffer. Because we currently invoice certain customers in Japanese Yen, fluctuations in currencies could adversely affect our business, financial condition and results of operations.

         Currently all of our flash memory wafers are produced by two foundries in Taiwan. We also use a third-party subcontractor in Taiwan for the assembly and testing of our MultiMediaCard products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and both countries have recently conducted military exercises in the other's territorial waters and airspace. The Taiwanese and Chinese governments may continue to escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or MultiMediaCard products by our Taiwanese foundries and subcontractor. See also "We Depend on Our Suppliers and Third Party Subcontractors."

         In addition, in the second quarter of 1999, we began using a third-party subcontractor in China for the assembly and testing of our CompactFlash products. As a result, our business could be harmed by the effect of political, economic, legal and other uncertainties within China. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. The Chinese government may not continue to pursue such policies and, even if it continued, such policies may not be successful. The Chinese government may also significantly alter these policies from time to time. In addition, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights. As a result, enforcement of existing and future laws and contracts is uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of the our intellectual property protection among other issues.


         Our  international   business  activities  could  also  be  limited  or
disrupted by any of the following:

o  The need to comply with foreign government regulation;
o General geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;
o  Imposition   of   regulatory   requirements,   tariffs,   import  and  export
   restrictions, and other barriers and restrictions;
o  Longer  payment  cycles  and  greater   difficulty  in  accounts   receivable
   collection;
o  Potentially adverse tax consequences;
o  Less protection of our intellectual property rights; and
o  Delays in product shipments due to local customs restrictions.

We Depend on Third Party Foundries for Silicon Wafers

         All of our products require silicon wafers. We rely on United Silicon Corporation ("USC") and United Semiconductor Incorporated ("USIC") in Taiwan for supplying our silicon wafers. We depend on our foundries to allocate a portion of their foundry capacity to meet our needs, produce acceptable quality wafers with acceptable manufacturing yields and deliver our wafers on a timely basis at a competitive price. If our foundries are unable to satisfy these requirements, our business, financial condition and operating results may suffer.

         Recently, demand for semiconductor wafers has increased significantly, due to increased demand in the consumer electronics and cell phone markets. Increased demand for advanced technology silicon wafers is increasing the price of these wafers as supply becomes tight. We expect this trend to continue throughout 1999 and 2000 and it could adversely impact the rate of growth of our business, either through reduced supply, higher wafer prices or a combination of the two.

         In the second quarter of 1999, UMC announced plans to merge the USC and USIC foundries into the UMC parent company. When the merger is complete, which is currently expected to occur in late 1999 or early 2000, we will receive UMC shares in exchange for the USIC shares we currently own. However, we will no longer have a seat on the board of directors. We have received assurances from the senior management of UMC that they intend to continue to supply us the same wafer capacity at the prices we currently enjoy under our agreement with USIC. However, there can be no assurance that we will be able to maintain our current wafer capacity and competitive pricing arrangement in our future supply negotiations with UMC.

         Under the wafer supply agreements with our foundries, we are obligated to provide monthly rolling forecasts for our anticipated wafer purchases. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month's forecast. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. In addition, if we are unable to obtain scheduled quantities of wafers with acceptable price and yields from any foundry, our business, financial condition and results of operations could be adversely affected.

We Depend on Our Suppliers and Third Party Subcontractors

         We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be harmed by delays or reductions in shipments if we are unable to develop alternative sources or to obtain sufficient quantities of these components. For example, we rely on USIC and USC for all of our flash memory wafers and Motorola, Inc. and NEC to supply certain designs of critical microcontrollers. Due to industry wide increasing demand for semiconductors, we have recently experienced resistance to price reductions from some of our important suppliers.

         We also rely on third-party subcontractors to assemble, and test the memory components for our products. We have no long-term contracts with these subcontractors and cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems which could increase the manufacturing costs of our products and have adverse effects on our operating results.

         During the second quarter of 1999, we transferred a substantial portion of wafer test, packaged memory final test, card assembly and card test to subcontractors in Taiwan and China. In the third quarter of 1999, we will transfer additional production to these subcontractors, and by the end of the year expect that they will be assembling and testing a majority of our mature, high-volume products. This increased reliance on subcontractors is expected to reduce the cost of such operations and give us access to increased production capacity. During the transition period, we will continue full operations at our Sunnyvale production facility while simultaneously transferring test equipment and training personnel of our subcontractors. Any significant problems in this complex transfer of operations may result in a disruption of production and a shortage of product to meet customer demand in the second half of 1999.

Our Average Sales Prices Have Declined

         In 1998, the average unit selling prices of our products declined 28% compared to 1997. In the first half of 1999, the average unit selling prices of our products declined 38% compared to the same period of 1998. Because flash data storage markets are characterized by intense competition, we expect that pricing pressures from our customers and competitors will continue. This will likely result in a further decline in average sales prices for our products. We believe that we can offset declining average sales prices by achieving manufacturing cost reductions and developing new products that incorporate more advanced technology and include more advanced features and can be sold at higher average gross margins despite declining average selling price per megabyte. However, if we are unable to achieve such cost reductions and technological advances or remain price competitive, this could result in lost sales, declining gross margins, and as a result, our business, financial condition and results of operations could suffer.

         From time to time, the semiconductor industry has experienced a significant downturn and is currently beginning to recover from one of its most severe down cycles. During most of 1998, the semiconductor industry experienced significant production over capacity. This "buyers market" put margin pressures on all flash memory suppliers. We believe product gross margins should improve in the next two quarters, provided that we are able to transition successfully to our 128Mbit and 256Mbit flash chips which have a more favorable cost structure than our 64Mbit flash chips.

Our Business Depends Upon Consumer Products

         In 1998 and the first half of 1999, we received more product revenue and shipped more units of products destined for consumer electronics applications, principally digital cameras, than for any other applications. We believe that these products will encounter intense competition and be more price sensitive than products sold into our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and preference.

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

Sales to a Small Number of Customers Represent a Significant Portion of Our Revenues

         More than half of our revenue comes from a small number of customers. For example, sales to our top 10 customers accounted for approximately 59%, 67%, and 71%, respectively, of our product revenues for 1998, 1997, and 1996. In the second quarter of 1999, our top 10 customers represented approximately 57% of product revenue. If we were to lose any of these customers or experience any material reduction in orders from these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change.

There Is Seasonality In Our Business

         Sales of our products, in particular the sale of CompactFlash Products, in the consumer electronics applications market are subject to seasonality. As a result, product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In addition, in the past we have experienced a decrease in orders in the first quarter from our Japanese OEM customers primarily due to the fact that most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. For example, our product revenues were 24% lower in the first quarter of 1998 than in the fourth quarter of 1997, mostly due to these seasonal factors and the Asian economic crisis. However, we did not experience this seasonality in the first quarter of 1999.

We Must Achieve Acceptable Wafer Manufacturing Yields

         The fabrication of our products requires wafers to be produced in a highly controlled and clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry's manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely on independent offshore foundries for our wafers which increases the effort and time required to identify,communicate and resolve manufacturing yield problems. If the foundries cannot achieve the planned yields, it could negatively affect our business, financial condition and results of operations.

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

         From time to time, it may be necessary to initiate litigation against third parties to preserve our intellectual property rights. These parties could in turn bring suit against us. Such a situation occurred in March of 1998. We filed a complaint in federal court against Lexar for infringement of a fundamental flash disk patent. Lexar disputed this claim and asserted that our patent was invalid or unenforceable, as well as asserting various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. We have denied all of these counterclaims. In July 1998, the federal district court denied Lexar's request to have the case dismissed. Discovery in this suit began in August 1998. On February 22, 1999, the Federal District Court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in SanDisk's patent at issue in the Lexar suit. On March 4, 1999, the Federal District Court issued its ruling on the proper construction of the claim terms in SanDisk's patent. On July 30, 1999, the we filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe SanDisk's patent. This motion is scheduled to be heard in September 1999. A trial date has not yet been set.

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

Our Rapid Growth May Strain Our Operations

         We are currently experiencing rapid growth, which has placed, and continues to place, a significant strain on our personnel and other resources. To accommodate this growth, we must continue to implement and improve our operational, financial and management information systems, as well as hire, train, motivate and manage our employees. We have had difficulty in the past hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make a significant investment in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support our rapid growth, which could in turn negatively affect our business, financial condition and results of operations.

We Depend Upon Certain Key Personnel

         Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, President and Chief Executive Officer. Our success will also depend on our ability to recruit additional highly skilled personnel. We cannot assure you that we will be successful in hiring or retaining such key personnel, or that any of our key personnel will remain employed with us.

Our Stock Price May Be Volatile

         The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the twelve month period ending June 30, 1999, our stock price fluctuated from a low of $5.125 to a high of $44.6875. We believe that such fluctuations could continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our Common Stock.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this item is set forth in Note 6 of the Notes to the Condensed Consolidated Financial Statements on pages 7 and 8 and under "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation" on pages 24 and 25 of this Form 10-Q for the quarterly period ended June 30, 1999, and is incorporated herein by reference.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on May 12, 1999, the following individuals were elected to the Board of Directors:

                                   Votes For      Votes Withheld
                                   ----------     --------------
         William V. Campbell       25,591,230         127,559
         Irwin Federman            25,591,030         127,759
         Catherine P. Lego         25,591,230         127,559
         Eli Harari                25,591,230         127,559
         James D. Meindl           25,591,230         127,559
         Thomas F. Mulvaney        25,591,230         127,559
         Alan F. Shugart           25,591,230         127,559

The following proposals were approved at the Company's Annual Meeting:

                                 Affirmative         Negative            Votes              Broker
                                    Votes             Votes            Withheld           Non-Votes
                                ---------------    -------------     --------------    -----------------
Amendment to the 1995 Stock         11,078,236       10,604,999             33,140            4,002,414
Option Plan

Amendments to the 1995              13,562,790        8,114,752             38,833            4,002,414
Non-Employee Directors Stock
Option Plan

Amendment to the 1995               21,366,072          317,873             32,430            4,002,414
Employee Stock Purchase Plan

Ratify the appointment of           25,626,898           85,736              6,155                    0
Ernst & Young LLP as  independent
auditors for the fiscal
year ending  December 31, 1999.


Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

Exhibit
Number                         Exhibit Title
3.1    Certificate of Incorporation of the Registrant, as amended to date.2
3.2    Form  of  Amended  and  Restated  Certificate  of  Incorporation  of  the
       Registrant.2
3.3    Bylaws of the Registrant, as amended.2
3.4    Form of Amended and Restated Bylaws of the Registrant 2
3.5    Certificate  of  Designation  for  the  Series  A  Junior   Participating
       Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.4
4.1    Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.2
4.3 Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.2
4.5 Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993.2
4.8 Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.4
4.9 First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.11
9.1 Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.2
10.10 License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.2
10.13  1989 Stock Benefit Plan.2
10.14  1995 Stock Option Plan.2
10.15  Employee Stock Purchase Plan.2
10.16  1995 Non-Employee Directors Stock Option Plan.2
10.18 Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.3
10.21 Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.5
10.23  Foundry   Venture   Agreement   between   the   Registrant   and   United
       Microelectronics Corporation, dated June 27, 1997.1, 6
10.24 Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.1, 6
10.25 Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.1, 6
10.27 Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.7
10.28 Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.8 10.29 Trade Finance Agreement between the Registrant and Union Bank of California, dated July 15,
                   1998.9
10.30  1995 Stock Option Plan Amended and Restated as of December 17, 1998.12
10.31 1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.12
10.32 1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998.12
21.1   Subsidiaries of the Registrant.10
23.1   Consent of Ernst & Young, LLP, Independent Auditors. 10
27.1 Financial Data Schedule for the quarter ended June 30, 1999. (In EDGAR format only)
----------

1.     Confidential treatment granted as to certain portions of these exhibits.
2. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
3. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.

4. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
6. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
7. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
8. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.
9. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
10.    Previously filed as an Exhibit to the Registrant's  Annual Report on Form
       10-K.
11. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 1, 1999.
12. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1999.

         B.  Reports on Form 8-K


         No reports on form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SanDisk Corporation
                                  (Registrant)




                              By:/s/ Cindy L. Burgdorf
                                 ---------------------
                                 Cindy L. Burgdorf
                                 Chief Financial Officer, Senior Vice President, Finance and Administration and Secretary
                                 (On behalf of the Registrant and as
                                 Principal Financial Officer.)

DATED: August 10, 1999