Form 10-Q/A
period 1999-06-30
SANDISK CORP
filed 1999-08-24
CIK 1000180

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

        Condensed Consolidated Statements of Income
            Three and six months ended June 30, 1999 and 1998............. 4

        Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1999 and 1998....................... 5

        Notes to Condensed Consolidated Financial Statements.............. 6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk........28


                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................ 29

Item 2. Changes in Securities............................................ 29

Item 3. Defaults upon Senior Securities.................................. 29

Item 4. Submission of Matters to a Vote of Security Holders.............. 29

Item 5. Other Information................................................ 29

Item 6. Exhibits and Reports on Form 8-K................................. 30

        Signatures....................................................... 32

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

        In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. Discovery in the Lexar suit commenced in August 1998. On February 22, 1999, the Federal District Court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in SanDisk's patent at issue in the Lexar suit. On March 4, 1999, the Federal District Court issued its ruling on the proper construction of the claim terms in SanDisk's patent. On July 30, 1999, the Company filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe SanDisk's patent. This motion is scheduled to be heard in September 1999. In August 1999, we had a mandatory settlement meeting with Lexar. No settlement was reached through this meeting. A trial date has not yet been set. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

     o    unpredictable demand for our products;

     o decline in the average selling prices of our products due to competitive pricing pressures;

     o    seasonality in sales of our products;

     o    adverse changes in product and customer mix;

     o slower than anticipated market acceptance of new or enhanced versions of our products;

     o competing flash memory card standards which displace the standards used in our products;

     o    changes in our distribution channels;

     o    timing of license and royalty revenue recognition;

     o fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization;

     o availability of sufficient silicon wafer foundry capacity to meet customer demand;

     o significant yield losses which could affect our ability to fulfill customer orders and could increase our costs;

     o    lengthening  in  manufacturing   cycle  times  due  to  our  suppliers
          operating at peak capacity;

     o    increased research and development expenses;

     o exchange rate fluctuations, particularly the U.S. dollar to Japanese yen exchange rate;

     o changes in general economic conditions, in particular the economic recession in Japan;

     o    difficulty of forecasting and management of inventory levels; and

     o    expenses related to obsolescence of unsold inventory.

         DIFFICULTY OF ESTIMATING SILICON WAFER NEEDS

         When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories which would harm our gross margins and operating results. For example, in the second quarter of 1998, our product gross margins declined to 12% from 30% in the previous quarter due in part to a write down of inventory to reflect net realizable value. If we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers which could harm our product revenues. Because our largest volume product, Compact Flash, is sold into an emerging consumer market, it is very difficult to accurately forecast future sales. A substantial majority of our quarterly sales are from orders received and fulfilled in the same quarter. In addition, our product order backlog may fluctuate substantially from quarter to quarter.

         ANTICIPATED GROWTH IN EXPENSE LEVELS

         Due to anticipated growth, we increased our expense levels in the first half of 1999. We expect operating expenses to continue to increase as a result of the need to hire additional personnel to support expected growth in sales unit volumes, sales and marketing efforts and research and development activities.

In addition, we have significant fixed costs. We cannot readily reduce these expenses over the short term. If revenues do not increase proportionately to operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be harmed.

         VARIABILITY OF AVERAGE SELLING PRICES AND GROSS MARGIN

         Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash products may become an even more significant percentage of our product revenues as consumer applications, such as digital cameras, become more popular. Dependence on CompactFlash sales, together with lower pricing caused by increased competition, caused average unit selling prices to decline 28% during fiscal 1998, and 38% in the first half of 1999 compared to the same period in 1998. We expect this trend to continue.

         VARIABILITY OF LICENSE FEES AND ROYALTIES

         Our intellectual property strategy is to cross-license our patents to other manufacturers of flash products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. This may cause license and royalty revenues to fluctuate significantly from quarter to quarter. Because these revenues have higher gross margins than product revenues, gross margins and net income fluctuate significantly with changes in license and royalty revenues.

IN TRANSITIONING TO NEW PROCESSES AND PRODUCTS WE FACE PRODUCTION AND MARKET ACCEPTANCE RISKS.

         GENERAL

         Successive generations of our products have incorporated semiconductor devices with greater memory capacity per chip. Two important factors that enable us to decrease the costs per megabyte of our flash data storage products are the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes. A number of challenges exist in achieving a lower cost per megabyte, including:

     o overcoming lower yields often experienced in the early production of new semiconductor devices;

     o    problems  with  design  and   manufacturing   of  products  that  will
          incorporate these devices; and

     o    production delays.

         Because our products are complex, we periodically experience significant delays in the development and volume production ramp up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

         128 MEGABIT TECHNOLOGY

         We began shipments of 128 megabit products in the second quarter of 1999. In the third quarter of 1999, we plan to increase production of our 128 megabit flash memory technology, which has a lower cost per megabyte than our 64 megabit technology currently in production and will allow us to begin shipping products with increased capacities including the 32 megabyte MultiMediaCard. If we are unable to bring our 128 megabit flash memory into full production as quickly as planned or if we experience unplanned yield problems, we may be unable to meet our customers' demand for high capacity MultiMediaCard and CompactFlash products which could result in lost sales and reduced revenues. In addition, our gross margins may be harmed by any problems we encounter in the production of our 128 megabit flash memory.

          D2 FLASH TECHNOLOGY

         We have developed new products based on D2 flash technology, a new flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as D2 flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems from the shift to volume production for new flash products could impact both reliability and yields and result in increased manufacturing costs and reduced availability. We may not be able to manufacture reliable and cost effective D2 flash products in commercial volumes and with yields sufficient to result in lower costs per megabyte. Furthermore, D2 flash technology needs significantly improved write speed so that it can be usefully applied to market applications such as digital cameras. It is possible that we may not be able to achieve the targeted write speed for our 256 megabit product.

         In the fourth quarter of 1999, we expect to increase production of our 256 megabit flash memory technology, which has a lower cost per megabyte than the 128 megabit technology. If we are unable to bring our 256 megabit flash memory into full production as quickly as planned or if we experience unplanned yield problems, we will not be able to meet our customers' forecasted demand in the fourth quarter of 1999 and beyond, which would result in lost sales, reduced revenues and reduced margins.

         In the second half of 1999, we will be dependent for the majority of megabytes shipped on the successful volume shipments of cards built with our 128 megabit and 256 megabit new designs. If we are unable to successfully achieve the planned yields for these designs, we will be unable to meet our forecasted customer needs, and consequently our revenues and profits may fall significantly below our expectations.

         MULTIMEDIACARD PRODUCTS

         We expect to increase the MultiMediaCard product family production volumes during the second half of 1999. This product presents new challenges in assembly and testing. During the startup phase, we have experienced fluctuations in yields which have reduced MultiMediaCard product availability, increased manufacturing costs and reduced product margins for this product family. We are currently unable to meet customer demand for MultiMediaCard products. This is primarily due to demand exceeding previous forecasts from our customers. Although we are steadily resolving the assembly manufacturing issues, we have not yet achieved the production assembly yields necessary for high volume production.

WE DEPEND ON THIRD PARTY FOUNDRIES FOR SILICON WAFERS.

         All of our products require silicon wafers. We rely on United Silicon Corporation, or USC, and United Semiconductor Incorporated, or USIC, in Taiwan to supply all of our silicon wafers. We depend on these foundries to allocate a portion of their capacity to our needs, produce acceptable quality wafers with acceptable manufacturing yields and deliver our wafers on a timely basis at a competitive price. If these foundries are unable to satisfy these requirements, our business, financial condition and operating results may suffer.

         Currently, demand for semiconductor wafers has increased significantly, due to increased demand in the consumer electronics and cellular phone markets. Increased demand for advanced technology silicon wafers is increasing the price of these wafers as supply becomes constrained. We expect this trend to continue throughout 1999 and 2000 which could adversely impact the rate of growth of our business, either through reduced supply, higher wafer prices or a combination of the two.

         USC and USIC are subsidiaries of United Microelectronics Corporation, or UMC. We currently own 10% of USIC, have the right to appoint one of its directors and are entitled to 12.5% of its total wafer production. In the second quarter of 1999, UMC announced plans to merge the USC and USIC foundries into the UMC parent company. When the merger is complete, which is currently expected to occur in late 1999 or early 2000, we will receive UMC shares in exchange for the USIC shares we currently own. However, we will not have a seat on the board of directors of the combined company. We have received assurances from the senior management of UMC that it intends to continue to supply us the same wafer capacity at the prices we currently enjoy under our agreement with USIC. However, there can be no assurance that we will be able to maintain our current wafer capacity and competitive pricing arrangement in our future supply negotiations with UMC.

         Under the wafer supply agreements with our foundries, we are obligated to provide monthly rolling forecasts for our anticipated wafer purchases. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month's forecast. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. In addition, if we are unable to obtain scheduled quantities of wafers with acceptable price and yields from any foundry, our business, financial condition and results of operations could be harmed.

THE SUCCESS OF OUR BUSINESS DEPENDS ON EMERGING MARKETS AND NEW PRODUCTS.

         In order for demand for our products to grow, the markets for new products that use CompactFlash and the MultiMediaCard, such as MP3 portable music players and smart phones, must develop and grow. If sales of these products do not grow, our revenues and profit margins could level off or decline.

         Because we sell our products for use in many new applications, it is difficult to forecast demand. For example, in the second quarter of 1999, demand for our 32 megabyte capacity MultiMediaCard for use in MP3 portable digital music players grew faster than anticipated and we were unable to fill all customer orders during the quarter. Although we are increasing production of the MultiMediaCard, if we are unable to fulfill customer demand for these products in the future, we may lose sales to our competitors. In addition, the market for MP3 portable digital music players is very new and it is uncertain how quickly consumer demand for these players will grow. If this market does not grow as quickly as anticipated or our customers are not successful in selling their MP3 portable music players to consumers, our revenues could be adversely affected. In addition, it is often the case with new consumer markets that after an initial period of new market formation and initial acceptance by early adopters, the market enters a period of slow growth as standards emerge and infrastructure develops. In the event that this occurs in the MP3 music market or other emerging markets, sales of our products would be harmed.

         The success of this new product strategy will depend upon, among other things, the following:

     o our ability to successfully develop new products with higher memory capacities and enhanced features at a lower cost per megabyte;

     o the development of new applications or markets for our flash data storage products;

     o the extent to which prospective customers design our products into their products and successfully introduce their products; and

     o the extent to which our products or technologies become obsolete or noncompetitive due to products or technologies developed by others.

         If we fail to do any of the above, our business, financial condition and results of operations could suffer.

WE MAY BE UNABLE TO MAINTAIN MARKET SHARE

         We may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately our growth rate depends on our ability to obtain sufficient flash memory wafers to meet demand. If we are unable to do so, in a timely manner, we may lose market share to our competitors.

OUR INTERNATIONAL OPERATIONS MAKE US VULNERABLE TO CHANGING CONDITIONS AND CURRENCY FLUCTUATIONS.

         POLITICAL RISKS

         Currently, all of our flash memory wafers are produced by two foundries in Taiwan. We also use a third-party subcontractor in Taiwan for the assembly and testing of our MultiMediaCard products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and both countries have recently conducted military exercises in or near the other's territorial waters and airspace. The Taiwanese and Chinese governments may continue to escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or MultiMediaCard products by our Taiwanese foundries and subcontractor. See also "--We depend on our suppliers and third party subcontractors."

         In addition, in the second quarter of 1999, we began using a third-party subcontractor in China for the assembly and testing of our CompactFlash products. As a result, our business could be harmed by the effect of political, economic, legal and other uncertainties in China. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. The Chinese government may not continue to pursue these policies and, even if it does continue, these policies may not be successful. The Chinese government may also significantly alter these policies from time to time. In addition, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights. As a result, enforcement of existing and future laws and contracts is uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our intellectual property protection.

         ECONOMIC RISKS

         We price our products primarily in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. For example, our products are relatively more expensive in Asia because of the weakness of many Asian currencies relative to the US dollar. In addition, we currently invoice some of our customers in Japanese yen. Therefore, fluctuations in the Japanese yen against the U.S. dollar could harm our business, financial condition and results of operations.

         Our sales are also highly dependent upon global economic conditions. In fiscal 1998, sales to Japan declined to 31.6% of total product sales from 38.1% in 1997. In the first half of 1999, sales to Japan represented 25.6% of product revenue compared to 32.7% for the same period of 1998. We believe these declines were primarily due to the Japanese economic crisis and market recession. If the current market conditions in Japan do not improve, or if they decline further, our results of operations may suffer.

         GENERAL RISKS

         Our  international   business  activities  could  also  be  limited  or
disrupted by any of the following factors:

     o    the need to comply with foreign government regulation;

     o    general geopolitical risks such as political and economic instability,
          potential   hostilities   and   changes   in   diplomatic   and  trade
          relationships;

     o imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

     o longer payment cycles and greater difficulty in accounts receivable collection;

     o    potentially adverse tax consequences;

     o    less protection of our intellectual property rights; and

     o    delays in product shipments due to local customs restrictions.

WE DEPEND ON OUR SUPPLIERS AND THIRD PARTY SUBCONTRACTORS.

         We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, we rely on USIC and USC for all of our flash memory wafers and Motorola, Inc. and NEC to supply certain designs of microcontrollers. Due to industry-wide increasing demand for semiconductors, we have recently experienced resistance to price reductions from some of our important suppliers.

         We also rely on third-party subcontractors to assemble and test the memory components for our products. We have no long-term contracts with these subcontractors and cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems which could increase the manufacturing costs of our products and have adverse effects on our operating results.

         During the second quarter of 1999, we transferred a substantial portion of wafer testing, packaged memory final testing, card assembly and card testing to Silicon Precision Industries Co., Ltd. in Taiwan and Celestica, Inc. in China. In the third quarter of 1999, we will transfer additional production to these subcontractors, and by the end of the year we expect that they will be assembling and testing a majority of our mature, high-volume products. This increased reliance on subcontractors is expected to reduce manufacturing costs and give us access to increased production capacity. During the transition period, we will continue full operations at our Sunnyvale production facility while simultaneously transferring testing equipment and training personnel of our subcontractors. However, we do not have sufficient duplicative production testing equipment at Sunnyvale and at our subcontractors. Therefore, any significant problems in this complex transfer of operations may result in a disruption of production and a shortage of product to meet customer demand in the second half of 1999 and beyond.

CONTINUING DECLINES IN OUR AVERAGE SALES PRICES MAY RESULT IN DECLINES IN OUR GROSS MARGINS.

         In 1998, the average unit selling prices of our products declined 28% compared to 1997. In the first half of 1999, the average unit selling prices of our products declined 38% compared to the same period of 1998. Because flash data storage markets are characterized by intense competition and price reductions for our products are necessary to meet consumer price points, we expect that market-driven pricing pressures will continue. This will likely result in a further decline in average sales prices for our products. We believe that we can offset declining average sales prices by achieving manufacturing cost reductions and developing new products that incorporate more advanced technology and include more advanced features and can be sold at stable average gross margins despite continued declines in average selling price per megabyte. However, if we are unable to achieve such cost reductions and technological advances, this could result in lost sales and declining gross margins, and as a result, our business, financial condition and results of operations could suffer.

         The semiconductor industry is cyclical and we believe it is currently in a recovery from one of its most severe down cycles. During most of 1997 and 1998, the semiconductor industry experienced significant production over capacity, which reduced margins for substantially all flash memory suppliers.

OUR MARKETS ARE HIGHLY COMPETITIVE.

         FLASH MEMORY MANUFACTURERS AND MEMORY CARD ASSEMBLERS

         We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competitors include many large domestic and international companies that have greater access to advanced wafer foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers. Our primary competitors include:

     o    storage  flash  chip   producers,   such  as  Hitachi  Ltd.,   Samsung
          Electronics Company Ltd. and Toshiba Corporation;

     o socket flash, linear flash and component manufacturers, such as Advanced Micro Devices, Inc., Atmel Corporation, Intel Corporation, Macronix International Co., Ltd., Micron Technology, Inc., Mitsubishi Electronic Corporation, Sharp Electronics Corporation and STMicroelectronics NV; and

     o module or card assemblers, such as Lexar Media, Inc., M-Systems, Inc., Pretec Electronics Corp., Simple Technology Inc., SMART Modular Technologies, Inc., Sony Corporation, Kingston Technology Company, Panasonic Consumer Electronic Company, Silicon Storage Technology, Inc., TDK Corporation, Matsushita Battery, Inc. and Viking Components, Inc., who combine controllers and flash memory chips developed by others into flash storage cards.

         In addition, over 25 companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe additional manufacturers will enter the CompactFlash market in the future.

         We have entered into patent cross-license agreements with several of our leading competitors including, Hitachi, Samsung, Toshiba, Intel and Sharp. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. As we continue to license our patents to certain competitors, competition will increase and may harm our business, financial condition and results of operations.

         ALTERNATIVE STORAGE MEDIA

         Competing products have been introduced that promote industry standards that are different from our CompactFlash and MultiMediaCard products, including Toshiba's SmartMedia, Sony Corporation's Memory Stick, Sony's standard floppy disk used for digital storage in its Mavica digital cameras, Panasonic's Mega Storage cards, Iomega's Clik drive, a miniaturized, mechanical, removable disk drive and M-Systems' Diskonchip for embedded storage applications. Each competing standard is mechanically and electronically incompatible with CompactFlash and MultiMediaCard. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, CompactFlash or MultiMediaCard will be eliminated from use in that product.

         In September 1998, IBM introduced the microdrive, a rotating disk drive in a Type II CompactFlash format. Initially, this product will compete directly with our Type II CompactFlash memory cards, which we introduced in the second quarter of 1999, for use in high-end professional digital cameras.

In October 1998,  M-Systems  introduced their Diskonchip 2000 Millennium product
which  competes   against  our  Flash  ChipSet   products  in  embedded  storage
applications such as set top boxes and networking appliances.

         According to independent industry analysts, Sony's Mavica digital camera captured a considerable portion of the United States market for digital cameras in 1998. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash, or any other flash cards. Our sales prospects for CompactFlash cards have been adversely impacted by the success of the Mavica.

         Our MultiMediaCard products also have faced significant competition from Toshiba's SmartMedia flash cards and we expect to face similarly significant competition from Sony's Memory Stick. Although the Memory Stick is proprietary to Sony, if it is adopted and achieves widespread use in future products, sales of our MultiMediaCard and CompactFlash products may decline.

         ALTERNATIVE FLASH TECHNOLOGIES

         We also face competition from products based on multilevel cell flash technology such as Intel's 64 megabit and 128 megabit StrataFlash chips and Hitachi's 256 megabit multilevel cell flash chip. These products compete with our D2 multilevel cell flash technology. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In the second quarter of 1999, Intel announced their new 128Mbit multilevel cell chip and Hitachi began shipping customer samples of CompactFlash cards employing their new multilevel cell flash chip. In addition, Toshiba has begun customer shipments of 32 megabyte SmartMedia cards employing their new 256Mbit flash chip. Although Toshiba has not incorporated multilevel cell flash technology in their 256Mbit flash chip, their use of more advanced lithographic design rules has resulted in a comparably-sized die and may allow them to achieve a more competitive cost structure than that of our 256Mbit D2 flash chip.

         Furthermore, we expect to face competition from existing competitors and from other companies that may enter our existing or future markets that have similar or alternative data storage solutions which may be less costly or provide additional features. Price is an important competitive factor in the market for consumer products. Increased price competition could lower gross margins if our average selling prices decrease faster than our costs and could also result in lost sales.

OUR BUSINESS DEPENDS UPON CONSUMER PRODUCTS.

         In 1998 and the first half of 1999, we received more product revenue and shipped more units of products destined for consumer electronics applications, principally digital cameras, than for any other application. We believe that these products will encounter intense competition and be more price sensitive than products sold into our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and preference.

         A significant portion of sales to the consumer electronics market is made through distributors and to retailers. Sales through these channels typically include rights to return unsold inventory. As a result, we do not recognize revenue until after the product has been sold to the end user. If our distributors and retailers are not successful in this market, there could be substantial product returns, which would harm our business, financial condition and results of operations.

SALES TO A SMALL NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES.

         More than half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 59%, 67%, and 71%, respectively, of our product revenues for 1998, 1997, and 1996. In the first six months of 1999, our top 10 customers represented approximately 57% of product revenues. In the first six months of fiscal 1999 and in fiscal year 1998, two customers each accounted for 10% or more of our product sales. If we were to lose any of these customers or experience any material reduction in orders from these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change.

OUR MULTIPLE SALES CHANNELS MAY COMPETE FOR A LIMITED NUMBER OF CUSTOMER SALES.

         Web based sales of our products today represent a small but growing portion of our overall sales. Sales on the Internet tend to undercut the traditional distribution channels and may dramatically change the way our consumer products are purchased in future years. We cannot assure you that we will successfully manage the inherent channel conflicts between our retail channel customers and customers that wish to purchase directly on the Internet.

THERE IS SEASONALITY IN OUR BUSINESS.

         Sales of our products, in particular the sale of CompactFlash products, in the consumer electronics applications market are subject to seasonality. As a result, product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In addition, in the past we have experienced a decrease in orders in the first quarter from our Japanese OEM customers primarily because most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. For example, our product revenues were 24% lower in the first quarter of 1998 than in the fourth quarter of 1997, mostly due to these seasonal factors and the Asian economic crisis. Although we did not experience this seasonality in the first quarter of 1999, we cannot assure you that we will not experience seasonality in the future.

WE MUST ACHIEVE ACCEPTABLE WAFER MANUFACTURING YIELDS.

         The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry's manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely on independent offshore foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve the planned yields, this will result in higher costs and reduced product availability, and could harm our business, financial condition and results of operations.

RISKS ASSOCIATED WITH PATENTS, PROPRIETARY RIGHTS AND RELATED LITIGATION.

         GENERAL

         We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant disputes regarding our intellectual property rights and claims that we may be infringing third parties' intellectual property rights. We expect that we may be involved in similar disputes in the future. We cannot assure you that:

     o    any of our existing patents will not be invalidated;

     o    patents will be issued for any of our pending applications;

     o any claims allowed from existing or pending patents will have sufficient scope or strength; or

     o our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage.

In addition, our competitors may be able to design their products around our patents.

         We intend to vigorously enforce our patents but we cannot be sure that our efforts will be successful. If we were to have an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation is likely to result in significant expense to us, as well as divert the efforts of our technical and management personnel. For example the Lexar litigation described below has resulted in cumulative litigation expenses approaching $1 million.

         CROSS LICENSES AND INDEMNIFICATION OBLIGATIONS

         If we decide to incorporate third party technology into our products or if we are found to infringe on others' intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. Currently, we have patent cross-license agreements with several companies, including Hitachi, Intel, Samsung, Sharp and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms.

         We have historically agreed to indemnify various suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney's fees. We may periodically engage in litigation as a result of these indemnification obligations. We are not currently engaged in any such indemnification proceedings. Our insurance policies exclude coverage for third party claims for patent infringement. Any future obligation to indemnify our customers or suppliers could harm our business, financial condition or results of operations.

         LITIGATION RISKS ASSOCIATED WITH OUR INTELLECTUAL PROPERTY

         From time to time, it may be necessary to initiate litigation against third parties to preserve our intellectual property rights. These parties could in turn bring suit against us. For example, in March 1998 we filed a complaint in Federal District Court against Lexar Media, Inc. for infringement of one of our flash card patents. Lexar disputed this claim and asserted that our patent was invalid or unenforceable, as well as asserting various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. We have denied all of these counterclaims. In July 1998, the federal district court denied Lexar's request to have the case dismissed. Discovery in this suit began in August 1998. On February 22, 1999, the Federal District Court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in our patent at issue in the Lexar suit. On March 4, 1999, the Federal District Court issued its ruling on the proper construction of the claim terms in our patent. On July 30, 1999, we filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe our patent. This motion is scheduled to be heard in September 1999. In August 1999, we had a mandatory settlement meeting with Lexar. No settlement was reached through this meeting. A trial date has not yet been set.

OUR RAPID GROWTH MAY STRAIN OUR OPERATIONS.

         We are currently experiencing rapid growth, which has placed, and continues to place, a significant strain on our personnel and other resources. To accommodate this growth, we must continue to hire, train, motivate and manage our employees. We are having difficulty hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make a significant investment in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support our rapid growth, which could in turn harm our business, financial condition and results of operations.

OUR SUCCESS DEPENDS ON KEY PERSONNEL, INCLUDING OUR EXECUTIVE OFFICERS, THE LOSS OF WHOM COULD DISRUPT OUR BUSINESS.

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

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE.

         The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example for the twelve month period ending June 30, 1999, our stock price has fluctuated from a low of $5.125 to a high of $44.6875. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

YEAR 2000 ISSUES MAY HARM OUR BUSINESS.

         Many existing computer systems and applications may not function properly when using dates beyond December 31, 1999. We have established a Year 2000 Risk Management program to assess the impact that the Year 2000 issue may have on our business. Based on our assessment to date, all of our flash memory and connectivity products are Year 2000 compliant. Other Year 2000 issues that we face include assessment and remediation of the computer systems used for facilities control, machine control and manufacturing testing and Year 2000 compliance of our key suppliers and customers.

         Our estimated total costs for Year 2000 compliance issues are not expected to have a material adverse affect on our business. However, the failure of our key suppliers and customers to take proper remedial efforts could harm our business, financial condition and results of operations.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS, STOCKHOLDER RIGHTS PLAN AND IN DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL AND, AS A RESULT, NEGATIVELY IMPACT OUR STOCKHOLDERS.

         We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a stockholder rights plan that would cause substantial dilution to a stockholder who attempts to acquire us on terms not approved by our board of directors. In addition, our certificate of incorporation grants the board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to the common stock that could have a material adverse effect on the market value of the common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of SanDisk.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Please refer to the Company's form 10-K/A for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this item is set forth in Note 6 of the Notes to the Condensed Consolidated Financial Statements on pages 7 and 8 and under "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation" on pages 25 and 26 of this Form 10-Q for the quarterly period ended June 30, 1999, and is incorporated herein by reference.

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

DATED: August 24, 1999