Form 10-Q
period 1999-09-30
SANDISK CORP
filed 1999-11-03
CIK 1000180

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

    |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

                                       OR

    |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ________ to ________

Commission File Number 0-26734


                               SANDISK CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                          77-0191793
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation of organization)                           Identification No.)


  140 CASPIAN COURT, SUNNYVALE, CALIFORNIA                        94089
  (Address of principal executive offices)                      (Zip code)


                                 (408) 542-0500
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name,former address, and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                          -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999

     COMMON STOCK, $0.001 PAR VALUE                         27,506,245
     ------------------------------                         ----------
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

           Condensed Consolidated Balance Sheets
             September 30, 1999 and December 31, 1998....................... 3

           Condensed Consolidated Statements of Income
             Three and nine months ended September 30, 1999 and 1998........ 4

           Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 1999 and 1998.................. 5

           Notes to Condensed Consolidated Financial Statements............. 6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................... 10

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk...... 30


                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings............................................... 31

ITEM 2.    Changes in Securities........................................... 31

ITEM 3.    Defaults upon Senior Securities................................. 31

ITEM 4.    Submission of Matters to a Vote of Security Holders............. 31

ITEM 5.    Other Information............................................... 31

ITEM 6.    Exhibits and Reports on Form 8-K................................ 32

           Signatures...................................................... 34

                         PART I. FINANCIAL INFORMATION

                              SanDisk Corporation
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

ASSETS                                              SEPTEMBER 30,   DECEMBER 31,
                                                        1999            1998*
                                                    -------------   ------------
                                                     (unaudited)

Current Assets:

   Cash and cash equivalents                           $ 22,469         $ 15,384
   Short-term investments                               116,717          119,074
   Accounts receivable, net                              43,700           20,400
   Inventories                                           20,684            8,922
   Deferred tax assets                                   15,900           15,900
   Prepaid expenses and other current assets              3,888            6,694
                                                       --------         --------
Total current assets                                    223,358          186,374

Property and equipment, net                              28,869           17,542
Investment in foundry                                    51,208           51,208
Deposits and other assets                                 4,768              617
                                                       --------         --------
          Total Assets                                 $308,203         $255,741
                                                       ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                    $ 25,806         $  6,938
   Accrued payroll and related expenses                   7,156            3,768
   Other accrued liabilities                             20,492            9,745
   Deferred revenue                                      24,103           27,452
                                                       --------         --------
Total current liabilities                                77,557           47,903

Stockholders' Equity:

Common stock                                            193,090          186,120
Retained earnings                                        37,556           21,718
                                                       --------         --------
Total stockholders' equity                              230,646          207,838
                                                       --------         --------
          Total Liabilities and
          Stockholders' Equity                         $308,203         $255,741
                                                       ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

*  Information  derived  from the  audited  Consolidated Financial Statements.

                              SanDisk Corporation

                  Condensed Consolidated Statements of Income
                (In thousands, except per share data; unaudited)

                                          Three months ended   Nine months ended
                                            September 30,         September 30,
                                           1999       1998       1999       1998
                                       --------   --------   --------   --------
Revenues:
   Product                             $ 57,624   $ 24,143   $135,850   $ 73,049
   License and royalty                    9,910      7,935     28,369     24,492
                                       --------   --------   --------   --------
Total revenues                           67,534     32,078    164,219     97,541

Cost of sales                            43,897     18,840    101,264     57,172
                                       --------   --------   --------   --------
Gross profits                            23,637     13,238     62,955     40,369

Operating expenses:

   Research and development               6,943      4,805     18,162     13,610
   Sales and marketing                    6,647      3,964     17,575     12,163
   General and administrative             3,091      1,836      8,381      5,589
                                       --------   --------   --------   --------
Total operating expenses                 16,681     10,605     44,118     31,362

Operating income                          6,956      2,633     18,837      9,007

Interest and other income, net            2,753      1,283      5,822      3,900
                                       --------   --------   --------   --------
Income before taxes                       9,709      3,916     24,659     12,907

Provision for income taxes                3,204      1,410      8,137      4,645
                                       --------   --------   --------   --------
Net income                             $  6,505   $  2,506   $ 16,522   $  8,262
                                       ========   ========   ========   ========
Net income per share

     Basic                             $   0.24   $   0.09   $   0.61   $   0.32
     Diluted                           $   0.21   $   0.09   $   0.55   $   0.30

Shares used in computing
net income per share

     Basic                               27,316     26,411     27,009     26,200
     Diluted                             30,497     27,392     29,775     27,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SanDisk Corporation

                Condensed Consolidated Statements of Cash Flows
                           (In thousands; unaudited)

                                                              Nine months ended
                                                                September 30,
                                                              1999         1998
                                                         ---------    ---------
Cash flows from operating activities:
Net income                                               $  16,522    $   8,262
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                          5,931        4,674
       Accounts receivable, net                            (23,299)       1,614
       Inventories                                         (11,762)      (2,557)

       Prepaid expenses and other assets                    (1,345)          10

       Accounts payable                                     18,868       (8,117)

       Accrued payroll and related expenses                  3,388       (1,193)

       Other accrued liabilities                            10,747       (1,432)

       Deferred revenue                                     (3,349)       3,755
                                                         ---------    ---------
           Total adjustments                                  (821)      (3,246)
                                                         ---------    ---------
    Net cash provided by operating activities               15,701        5,016

Cash flows from investing activities:

       Purchases of short term investments                 (88,178)    (114,556)

       Proceeds from sale of short term investments         89,850      115,968

       Investment in foundry                                  --        (10,925)

      Acquisition of capital equipment                     (17,258)      (4,800)
                                                         ---------    ---------
    Net cash used in investing activities                  (15,586)     (14,313)

Cash flows from financing activities:

       Sale of common stock                                  6,970        2,289
                                                         ---------    ---------
    Net cash provided by financing activities                6,970        2,289
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents         7,085       (7,008)

Cash and cash equivalents at beginning of period            15,384       20,888
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  22,469    $  13,880
                                                         =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the "Company") as of September 30, 1999, the results of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K/A as of, and for the year ended December 31, 1998. The condensed consolidated balance sheet data as of December 31, 1998 was derived from the audited financial statements.

       The results of operations for the three and nine month periods ended September 30, 1999 and cash flows for the nine month period ended
       September 30, 1999 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The third fiscal quarter of 1999 and 1998 ended on September 26, 1999 and September 27, 1998, respectively. Fiscal year 1998 was 52 weeks long and ended on December 27, 1998. Fiscal year 1999 is 53 weeks long and ends on January 2, 2000. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.     The components of inventory consist of the following:

                        September 30,     December 31,
                                 1999             1998
                                 ----             ----
                                    (In thousands)

       Raw materials          $ 4,096          $ 2,710
       Work-in-process         12,614            3,818
       Finished goods           3,974           12,394
                              -------          -------
                              $20,684          $ 8,922



5. The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three months ended       Nine months ended
                                                      September 30,            September 30,
                                                    1999        1998         1999        1998
                                                    ----        ----         ----        ----
                                                              (In thousands, except
                                                                per share amounts)
Numerator:
       Numerator for basic and diluted
        net income per share - net income         $ 6,505     $ 2,506     $16,522     $ 8,262

Denominator for basic net income per share:
      Weighted average common shares               27,316      26,411      27,009      26,200
                                                  -------     -------     -------     -------
Shares used in computing basic net income
per share                                          27,316      26,411      27,009      26,200

Basic net income per share                        $  0.24     $  0.09     $  0.61     $  0.32


Denominator for diluted net income per share:

      Weighted average common shares               27,316      26,411      27,009      26,200
      Employee stock options and warrants
           to purchase common stock                 3,181         981       2,766       1,549
                                                  -------     -------     -------     -------
Shares used in computing diluted net income
per share                                          30,497      27,392      29,775      27,749

Diluted net income per share                      $  0.21     $  0.09     $  0.55     $  0.30


       For the three and nine month periods ending September 30, 1999, options to purchase 25,926 and 54,857 shares of common stock, respectively have been excluded from the earnings per share calculation, as their effect is antidilutive. For the three and nine month periods ended September 30, 1998, options to purchase 1,484,466 and 767,049 shares of common stock, respectively, have been excluded from the earnings per share calculation, as their effect is antidilutive.

6. To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation with one or more third parties, including but not limited to those the Company has notified of possible patent infringement. In addition, one or more of these parties, or others, may bring suit against the Company.

       In March 1998, the Company filed a complaint in federal court against Lexar Media, Inc. ("Lexar") for infringement of a fundamental flash memory card patent. Lexar has disputed the Company's claim of patent infringement, claimed SanDisk's patent is invalid or unenforceable and asserted various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. SanDisk has denied all of Lexar's counterclaims.

       In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. Discovery in the Lexar suit commenced in August 1998. On February 22, 1999, the court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in SanDisk's patent at issue in the Lexar suit. On March 4, 1999, the Federal District Court issued its ruling on the proper construction of the claim terms in SanDisk's patent. On July 30, 1999, the Company filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe SanDisk's patent. A hearing on this motion has been deferred by the court until January 2000. In August 1999 the Company had a mandatory settlement meeting with Lexar. No settlement was reached through this meeting. A trial date has not yet been set. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

       In May 1999, Lexar filed a complaint against the Company in federal court for claims of unfair competition, false advertising, trade libel and intentional and negligent interference with prospective business advantage. In Lexar's complaint, Lexar alleged that statements by the Company regarding the comparative performance of SanDisk's and Lexar's CompactFlash products in digital cameras were false, and further alleged that SanDisk had interfered with the certification of certain Lexar products by the CompactFlash Association. On July 1, 1999, the Company filed a motion to dismiss the Lexar complaint. Also, in July 1999, Lexar filed a motion for preliminary injunction seeking to stop certain advertising practices that Lexar alleges were misleading. On August 26, 1999, the parties executed and filed with the court a joint stipulation withdrawing the Company's motion to dismiss and granting Lexar permission to amend its complaint. Lexar has amended its complaint to remove any allegations and causes of action based on the Company's alleged interference in certification by the CompactFlash Association. On September 17, 1999, the court conducted a hearing on Lexar's motion for preliminary injunction. On September 24, 1999, the court issued an order granting a limited preliminary injunction which enjoins the Company from using or implying certain terminology in advertising regarding the comparative performance of its memory products in digital cameras. On October 1, 1999, the Company filed counterclaims against Lexar asserting causes of action including unfair competition and false advertising under both federal and California law. Although the Company cannot predict the ultimate outcome of the case, it believes that Lexar's claims are without merit and that it has meritorious counterclaims against Lexar.

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

       Compaq Corporation has opposed in several countries, including the United States, the Company's attempts to register CompactFlash as a trademark. The Company does not believe that its failure to obtain registration for the CompactFlash mark will materially harm our business.

7. Certain of the Company's balance sheet accounts and purchase commitments are denominated in Japanese Yen. The Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. At September 30, 1999, forward contracts with a notional amount of $3.1 million were outstanding. In the third quarter of 1999, the Company had a net foreign currency transaction gain of $1.3 million, primarily due to transaction gains on its Japanese yen based assets.

8. Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and loses on available-for-sale marketable securities, net of the related tax effects, for all periods presented.

                                              Three months ended       Nine months ended
                                                  September 30,             September 30,
                                               1999         1998         1999          1998
                                               ----         ----         ----          ----
                                                (In thousands)          (In thousands)

       Net income                          $  6,505     $  2,506     $ 16,522      $  8,262

       Unrealized gain (loss) on
         available-for-sale securities          120          203         (684)          347
                                           --------     --------     --------      --------

       Comprehensive income                $  6,625     $  2,709     $ 15,838      $  8,609



      Accumulated other comprehensive income (loss) was ($213,000) and $471,000 at September 30, 1999 and December 31, 1998, respectively.


9. In October 1999, the Company entered into a nonbinding memorandum of understanding with Toshiba providing for the joint development and manufacturing of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. Further, the Company and Toshiba intend to form and fund a joint venture to equip and operate a silicon wafer manufacturing line in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. The Company, as part of its 50% ownership of the joint venture, expect to invest up to $150 million in cash, and, if necessary, guarantee equipment lease lines for an additional $250 million. The Company does not expect any material revenues from the 512 megabit technology for at least one year and from the 1 gigabit technology for at least two years. A definitive agreement based upon this memorandum of understanding is being negotiated and is expected to be concluded by January 2000, subject to final approval by the Company's board of directors and that of Toshiba.

10. In August 1999 the Company filed a Form S-3 with the Securities and Exchange Commission for the registration of 3,000,000 shares of its common stock. The Company plans to close this transaction in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this discussion and analysis are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are discussed below and in our Form 10-K/A for the year ended December 31, 1998 under the heading "Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

OVERVIEW

    We were founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. During the course of 1998, the percentage of our product revenues attributable to the consumer electronics market, particularly sales of CompactFlash for use in digital camera applications, increased substantially. In the first nine months of 1999, consumer electronics continued to represent a significant portion of our product revenues. This increase in sales to the consumer market resulted in a shift to lower capacity products, which typically have lower average selling prices and gross margins than higher capacity products. In addition, these products are frequently sold into the retail channel, which usually has shorter customer order lead-times than the other channels we use, thereby decreasing our ability to accurately forecast future production needs. We believe sales of our CompactFlash products will continue to represent a majority of our sales as the popularity of consumer applications, including digital cameras, increases. Historically, the percentage of sales attributable to orders received and fulfilled in the same quarter has been significant. In response, we are continuing to work to shorten manufacturing cycle times.

     Our operating results are affected by a number of factors including the volume of product sales, the timing of significant orders, competitive pricing pressures, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, increased research and development expenses, and exchange rate fluctuations. In addition, as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become subject to seasonal declines in the first quarter of each year. See "Factors That May Affect Our Future Results
- Our operating results may fluctuate significantly which may adversely affect our stock price."

     Beginning in late 1995, we adopted a strategy of licensing our flash technology, including our patent portfolio, to selected third party
manufacturers  of  flash  products.   To  date,  we  have  entered  into  patent
cross-license agreements with several companies, and we intend to pursue opportunities to enter into additional licenses. Our current license agreements provide for the payment of license fees, royalties, or a combination thereof, to us. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

     We market our products using a direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. We expect that sales and distribution through the retail channel will comprise an increasing share of total revenues in the future, and that a substantial portion of our sales through the retail channel will be made to participants that will have the right to return unsold products. We do not recognize revenues from these sales until the products are sold to the end customers.

     Historically, a majority of our sales have been to a limited number of customers. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. We have also experienced significant changes in the composition of our customer base from year to year and expect this pattern to continue as market demand for such customers' products fluctuates. The loss of, or significant reduction in purchases by major customers, could have a material adverse effect on our business, financial condition and results of operations. See "Factors That May Affect Our Future Results - Sales to a small number of customers represent a significant portion of our revenues."

     Due to the emerging nature of our target markets and certain planned product transitions, we have had difficulty forecasting future inventory levels required to meet customer demand. As a result of both contractual obligations and manufacturing cycle times, we have been required to order wafers from our wafer suppliers several months in advance of the ultimate shipment of our products. Under our wafer supply agreements, there are limits on the number of wafers we can order and our ability to change that quantity is restricted. Accordingly, our ability to react to significant fluctuations in demand for our products is limited. As a result, we have not been able to match our purchases of wafers to specific customer orders and therefore we have from time to time taken write-downs for potential excess inventory purchased prior to the receipt of customer orders. For example, in the second quarter of 1998, our product gross margins were negatively impacted by an inventory write-down. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter to quarter basis. See "Factors That May Affect Future Results - Our operating results may adversely affect our stock price."

     Export sales are an important part of our business. While a majority of our revenues from sales to Japan and other Asian countries are derived from OEM customers who plan to export a portion of their products to countries outside of Asia, the Asian economic crisis may continue to adversely affect our revenues to the extent that demand for our products in Asia declines. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, our products may be relatively more expensive in Asia, which could result in a decrease in our sales in that region. We may also experience pressure on our gross margins as a result of increased price competition from Asian competitors. While most of our sales are denominated in U.S. dollars, we invoice certain Japanese customers in Japanese yen and are subject to exchange rate fluctuations on these transactions. See "Factors That May Affect Our Future Results - Our international operations make us vulnerable to changing conditions and currency fluctuations."

     For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically new products initially have lower gross margins than more mature products because the manufacturing yields are typically lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. To remain competitive, we are focusing on a number of programs to lower our manufacturing costs, including development of future generations of Double Density, or D2 flash, and advanced technology wafers. We cannot assure you that such products or processes will be successfully developed by us or that development of such processes will lower manufacturing costs. In addition, we anticipate that price competition will increase in the future, which could result in decreased average selling prices and lower gross margins. See "Factors That May Affect Future Results - In transitioning to new processes and products we face production and market acceptance risks."

YEAR 2000 READINESS DISCLOSURE

     We are aware of problems associated with computer systems as the Year 2000 approaches. Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue is complex and wide-ranging. The problem may affect transaction processing computer applications we use for accounting, distribution, manufacturing, planning and communications. The problem may also affect embedded systems such as building security systems, machine controllers and production testing equipment. Year 2000 problems with these systems may affect the ability or efficiency with which we can perform many significant functions, including but not limited to order processing and fulfillment, material planning, product assembly, product testing, invoicing and financial reporting. While there can be no guarantee of unaffected operation, the completed implementation of our new management information system, and the completed assessment of our embedded systems indicates limited exposure in these areas. The Year 2000 problem may also affect the computer systems of our suppliers and customers, potentially disrupting their operations. Year 2000 problems with our business partners may impact our sources of supply and demand.

      YEAR 2000 READINESS. We have a Year 2000 risk management program to assess the impact of the Year 2000 issue on us, and to coordinate remediation activities. We completed the evaluation of our products for Year 2000 compliance in the third quarter of 1998. Our FlashDisk, FlashDrive, Flash ChipSet, CompactFlash, MultiMediaCard and ImageMate product lines do not perform date related processing and do not contain real time clock circuitry and, therefore, are Year 2000 ready. Our storage and connectivity products are used as components in a variety of host systems. The firmware, operating system and application software of these host systems are designed and manufactured by others. We make no claim with regard to the Year 2000 readiness of host systems designed by others in which our products are used. Independent system designers make derivative works from our Host Developer's Toolkit source code product. Sample date related subroutines and data structures are included in the Toolkit for use by system designers. Designers modify the sample routines in order to fit the specific requirements of their host operating system. The designer is responsible for the formatting and processing logic associated with the date values that pass through the Toolkit subsystem and for the Year 2000 readiness of the systems in which the Toolkit is used. We make no claims with regard to the Year 2000 readiness of host firmware and operating systems designed by others that contain derivative works of the Toolkit.

      The Year 2000 remediation of our transaction processing systems was completed with the installation and testing of our new management information system in the fourth quarter of 1998. The new system is a commercially available, fully integrated materials requirement planning and accounting system software application. This system is used for accounting, order processing, planning, inventory control, shop floor control and distribution.

     In the second quarter of 1999, we completed all of the primary elements of our Year 2000 assessment and remediation program for our principal hardware and software. Tests of software applications, which have been identified by their vendors as Year 2000 compliant, and several minor software upgrades were successfully completed in the third quarter of 1999. Well over 90% of our investment in desktop personal computer hardware is known to be Year 2000 compliant, and proven remediation solutions are being implemented for the remaining 10%. The majority of the software used on these systems and network servers are recent versions of vendor supported, commercially available products. Upgrading these applications as Year 2000 compliant patches are released by the respective vendors has not been a significant burden on us and is expected to be completed before the end of 1999.

       Our assessment and remediation of Year 2000 problems in computer systems used for facilities control, machine control and manufacturing testing is complete. The most significant Year 2000 issue in this area has been found to be related to older wafer testing equipment. This equipment is not expected to be used in the year 2000. We are phasing in new Year 2000 compliant wafer testing equipment in conjunction with the introduction of new generations of flash memory.

       Our assessment of Year 2000 risks related to material suppliers, customers and other third parties is substantially complete. Inquiries were made of all critical suppliers and an assessment of their Year 2000 readiness was the basis for strategic decisions regarding alternate material sourcing and/or increasing inventory safety stocks. The survey of our service suppliers is ongoing, as many of these suppliers have fourth quarter 1999 target compliance dates for their Year 2000 programs. We are also contacting our significant customers regarding their Year 2000 readiness in order to understand the potential for any disruptions in their ordering patterns. Completion of these reviews will depend on the responsiveness of our vendors and customers, over which we have no control.

       YEAR 2000 RISK MANAGEMENT PROGRAM COSTS. The cost of the Year 2000 project related to upgrading our core management information system was approximately $1.0 million, $400,000 of which was related to the purchase of software and hardware which we capitalized. In the first nine months of 1999, we spent approximately $175,000 for application software upgrades and computer hardware. We estimate that costs to upgrade or replace any remaining software applications and non-compliant computer hardware will not be material to our operating results. We would have incurred the majority of these costs, in spite of Year 2000 issues, due to the need to upgrade our management information system, application software and personal computers to support our growth. Our Year 2000 remediation projects were funded from operating cash flows. No material projects were deferred in order to complete our Year 2000 assessment and remediation project. The additional expenses related to the management of the Year 2000 compliance program and completing the remaining assessment of our internal and external risks are not expected to be material to our quarterly operating results.

       The costs and time schedule for the Year 2000 problem abatement are based on management's best estimates for the remediation of Year 2000 problems uncovered to date. These estimates were derived utilizing numerous assumptions, including that the most significant Year 2000 risks have already been identified, that certain resources will continue to be available, that third party plans will be fulfilled and other factors. However, we cannot guarantee that these estimates will be achieved or that the anticipated time schedule will be met and actual results could differ significantly from those anticipated.

     CONTINGENCY PLANS. Specific contingency plans for systems that pose significant risk to ongoing operations are being developed under the auspices of our Year 2000 risk management program. Should previously undetected Year 2000 problems be found in other systems, these systems will either be upgraded, replaced, turned off or operated in place with manual procedures to compensate for their deficiencies. While we believe that these alternative plans would be adequate to meet our needs without materially impacting our operations, we cannot assure you that these alternatives would be successful or that our results of operations would not be harmed by the delays and inefficiencies inherent in conducting operations in this manner.

     RISKS RELATED TO YEAR 2000 READINESS. Success of our Year 2000 compliance effort depends, in part, on the success of our key suppliers and customers in dealing with their Year 2000 issues. We do not have any control over the remediation efforts of our key suppliers and customers and cannot fully determine the extent to which they have resolved their Year 2000 compliance issues. We currently purchase several critical components from single or sole source vendors. While this issue is being carefully managed, disruptions in the supply of components from any of these sole source suppliers due to Year 2000 issues, could cause delays in our fulfillment of customer orders which could result in reduced or lost revenues. Furthermore, our sales have historically been to a limited number of customers. Any disruption in the purchasing patterns of these customers or potential customers due to Year 2000 issues could cause a decline in our revenues. We cannot assure you that we and our key suppliers and customers will identify and remediate all significant Year 2000 problems on a timely basis. Furthermore, we cannot assure you that our insurance will cover losses from business interruptions arising from Year 2000 problems or those of our suppliers. If our key suppliers and customers have Year 2000 problems, our business could be harmed.

    The foregoing statements regarding our Year 2000 readiness are based upon management's best estimates at the present time, which were derived utilizing assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. We cannot guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to:

       the availability and cost of personnel trained in this area;

       the ability to locate and correct all relevant computer codes;

       the nature and amount of programming required to upgrade or replace each of the affected programs;

       the rate and magnitude of related labor and consulting costs; and

       the success of our external customers and suppliers in addressing the Year 2000 issue.

    Our evaluation is ongoing and we expect that new and different information will become available to us as the evaluation continues. Consequently, we cannot guarantee that all material elements will be Year 2000 ready in time.

RESULTS OF OPERATIONS

    PRODUCT REVENUES. Our product revenues were $57.6 million in the third quarter of 1999, up $33.5 million or 139% from the third quarter of 1998.
Product revenues for the nine months ended September 30, 1999 were $135.9 million, up $62.8 million or 86% from the same period in 1998. During the three and nine month periods ended September 30, 1999, units shipped increased 136% and 147%, respectively over the same periods in 1998. The largest increase in both periods came from sales of CompactFlash which represented 63% and 60% of product revenues, respectively, for the three and nine month periods ended September 30, 1999. Average selling prices declined 2% in the third quarter of 1999 compared to the same period of 1998. A shift in product mix to higher capacity cards partially offset a decline in the average selling price per megabyte of capacity shipped. The average megabyte capacity per unit shipped increased 78% while the average selling price per megabyte of flash memory shipped declined 48% in the third quarter of 1999 compared to the same period of the previous year. The mix of products sold varies from quarter to quarter and will continue to vary in the future, affecting our overall average selling prices and gross margins. Average selling prices declined 27% for the first nine months of 1999 compared to the first nine months of 1998.

    In September 1999, both USIC and USC, the foundries that currently produce all of our flash memory wafers, were damaged and temporarily shut down by an earthquake in Taiwan. As a result, 8 to 10% of our silicon wafers in production at the time of the earthquake had to be discarded and no new wafers could be manufactured for 11 days, resulting in the loss or destruction of a portion of our fourth quarter wafer supply. We expect that our existing silicon wafer inventory, combined with our planned output from USIC and USC, will allow us to ship more megabytes in the fourth quarter of 1999 than in the third quarter of 1999. However, due to this disruption in wafer supply, we expect fourth quarter financial results to be affected by spot shortages and increased expediting costs and that our quarter-over-quarter revenue growth rate in the fourth quarter will be lower than in the third quarter. This expectation is based, however, on the assumption that resumed production at USIC and USC will continue at historical rates. Additional earthquakes, aftershocks or other natural disasters in Taiwan could preclude us from obtaining adequate supply of wafers to fill customer orders, and could significantly harm our business, financial condition and results of operations. Due to a number of factors described herein and in "Factors That May Affect Future Results," our ability to adjust our operating expenses is limited in the short term.

     As a result, if product revenues are lower than anticipated, our results of operations will be adversely affected.

    Export sales represented 50% and 46%, respectively, of our product revenues for the three and nine month periods ended September 30, 1999 compared to 47% and 46% for the same periods of the previous year. We expect international sales to continue to represent a significant portion of our product revenues. For the three and nine month periods ended September 30, 1999, our top ten customers represented approximately 55% of our product revenues compared to 65% and 62%, respectively, for the same periods in 1998. In the first nine months of fiscal 1999, one customer accounted for more than 10% of product sales. Two customers each accounted for more than 10% of product sales in the first nine months of 1998. We expect that sales to a limited number of customers will continue to represent a substantial portion of our revenues for the foreseeable future.

    LICENSE AND ROYALTY REVENUES. We currently earn patent license fees and royalties under several cross-license agreements. License and royalty revenues from patent cross-license agreements were $9.9 million in the third quarter of 1999, up from $7.9 million in the same period of the previous year, due primarily to an increase in royalty revenues. In the first nine months of 1999, revenue from patent license and royalties was $28.4 million, up from $24.5 million in the same period of the prior year. Revenues from licenses and royalties decreased to 15% of total revenues in the third quarter of 1999 from 25% in the third quarter of 1998. For the nine months ended September 30, 1999, patent license and royalty revenues represented 17% of total revenues, compared to 25% for the first nine months of 1998.

     GROSS PROFITS. In the third quarter of 1999, gross profits were $23.6 million, or 35% of total revenues compared to $13.2 million, or 41% of total revenues in the same period of 1998. Gross profits for the first nine months of 1999 were $63.0 million compared to $40.4 million for the same period of the previous year. Gross margin was 38% compared to 41% of total revenues for the nine month periods ended September 30, 1999 and 1998, respectively.

     Product gross margin increased to 24% of product revenues in the third quarter of 1999 from 22% in the third quarter of 1998 primarily due to a lower cost per megabyte of our flash memory products in 1999. During the third quarter of 1999, we accelerated the production ramp up of our 128Mbit products to meet increased demand. However, lower than anticipated yields on our 128Mbit flash memory contributed to a decline in product gross margins to 24% of product revenues in the third quarter of 1999 from 27% of product revenues in the second quarter of 1999. We also experienced higher than anticipated production costs due to spot shortages of critical components during the quarter. We completed internal qualification of our 256Mbit technology during the third quarter. We will begin shipping CompactFlash, MultiMediaCard and FlashDisk products utilizing our new 256Mbit flash chip in the fourth quarter of 1999. The 256Mbit flash chip has a lower manufacturing cost per megabyte and we currently expect it to contribute to improved product gross margins in the fourth quarter. The initial production period of each new generation of flash technology is subject to many risks and uncertainties as described in "Factors That May Affect Future Results - In transitioning to new processes and products we face production and market acceptance risks." There can be no assurance that we will realize expected cost reductions in the fourth quarter of 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $6.9 million in the third quarter of 1999, up $2.1 million or 44% from $4.8 million in the same period of 1998. In the first nine months of 1999, research and development expenses increased to $18.2 million up $4.6 million or 33% from $13.6 million in the same period of 1998. The increases were primarily due to increased salary and related expenses and higher nonrecurring engineering and project related expenses. Research and development expenses represented 10% of total revenues in the third quarter of 1999 compared to 15% in the third quarter of 1998. For the first nine months of 1999, research and development expenses represented 11% of total revenues compared to 14% for the same period of the prior year. We expect that our research and development expenses to continue to increase in absolute dollars to support the development and introduction of new generations of flash data storage products, including the 512Mbit and 1 Gigabit flash memory co-development and manufacturing joint venture with Toshiba.

    SALES AND MARKETING. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $6.6 million in the third quarter of 1999 up $2.7 million or 68% from $4.0 million in the third quarter of 1998. In the first nine months of 1999, sales and marketing expenses were $17.6 million, up $5.4 million or 44% from the same period of 1998. The increases were primarily due to increased salary and related expenses, higher commission expenses due to increased product revenues and higher marketing expenses. Sales and marketing expenses represented approximately 10% of total revenues in the third quarter of 1999 compared to 12% in the third quarter of 1998. For the first nine months of 1999, sales and marketing expenses represented 11% of total revenues compared to 12% for the same period of the prior year. We expect sales and marketing expenses to increase as sales of our products grow and as we continue to develop the retail channel for our products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $3.1 million in the third quarter of 1999, up $1.3 million or 68% from $1.8 million in the third quarter of 1998. In the first nine months of 1999, general and administrative expenses were $8.4 million, up $2.8 million or 50% from the same period in 1998. The increases were primarily due to increased salary and related expenses, an increase in the allowance for doubtful accounts and higher consulting expenses. For the three and nine month periods ended September 30, 1999, general and administrative expenses represented 5% of total revenues compared to 6% for the same period in 1998. We expect general and administrative expenses to increase as our general and administrative functions grow to support our overall growth. General and administrative expenses could also increase substantially in the future if we continue to pursue litigation to defend our patent portfolio. See "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation."

    INTEREST AND OTHER INCOME, NET. Interest and other income, net, was $2.8 million in the third quarter of 1999 compared to $1.3 million in the third quarter of 1998. The increase was due primarily to foreign currency transaction gains of $1.3 million on our Japanese yen based assets.

    PROVISION FOR INCOME TAXES. We recorded a provision for income taxes at a 33% effective tax rate for the three and nine month periods ended September 30, 1999 compared to a 36% effective tax rate for the same periods of 1998. The lower effective tax rate in 1999 reflects greater benefits from federal and state tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999, we had working capital of $145.8 million, which included $22.5 million in cash and cash equivalents and $116.7 million in short-term investments. Operating activities provided $15.7 million of cash in the first nine months of 1999 primarily from net income and an increase in current liabilities of $29.7 million, which were partially offset by increases in accounts receivable of $23.3 million and inventory of $11.8 million.

    Net cash used in investing activities of $15.6 million in the first nine months of 1999 consisted of net proceeds of investments of $1.7 million which were offset by capital equipment purchases and leasehold improvements of $17.3 million. In the first nine months of 1999, cash provided by financing activities of $7.0 million came primarily from the sale of common stock through our stock option and employee stock purchase plans.

    In October, 1999, we entered into a nonbinding memorandum of understanding with Toshiba providing for the joint development and manufacturing of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. Further, we and Toshiba intend to form and fund a joint venture to equip and operate a silicon wafer manufacturing line in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. We, as part of our 50% ownership of the joint venture, expect to invest up to $150 million in cash, and, if necessary, guarantee equipment lease lines for an additional $250 million.

    Depending on the future demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future.

IMPACT OF CURRENCY EXCHANGE RATES

    A portion of our revenues are denominated in Japanese yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At September 30, 1999, forward contracts with a notional amount of $3.1 million were outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE.

       Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

       unpredictable demand for our products;

       decline in the average selling prices of our products due to competitive pricing pressures;

       seasonality in sales of our products;

       adverse changes in product and customer mix;

       slower than anticipated market acceptance of new or enhanced versions of our products;

       competing flash memory card standards which displace the standards used in our products;

       changes in our distribution channels;

       timing of license and royalty revenue;

       fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization;

       availability of sufficient silicon wafer foundry capacity to meet customer demand;

       significant yield losses which could affect our ability to fulfill customer orders and could increase our costs;

       lengthening in manufacturing cycle times due to our suppliers operating at peak capacity;

       increased research and development expenses;

       exchange rate fluctuations, particularly the U.S. dollar to Japanese yen exchange rate;

       changes in general economic conditions, in particular the economic recession in Japan;

       natural disasters affecting the countries in which we conduct our business, particularly Taiwan, Japan and the United States;

       difficulty of forecasting and management of inventory levels; and

       expenses related to obsolescence of unsold inventory.

    DIFFICULTY OF ESTIMATING SILICON WAFER NEEDS

    When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories which could harm our gross margins and operating results. For example, in the second quarter of 1998, our product gross margins declined to 12% from 30% in the previous quarter due in part to a write down of inventory to reflect net realizable value. If we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers which could harm our product revenues. Because our largest volume product, CompactFlash, is sold into an emerging consumer market, it is very difficult to accurately forecast future sales. A substantial majority of our quarterly sales have historically been from orders received and fulfilled in the same quarter. In addition, our product order backlog may fluctuate substantially from quarter to quarter.

    ANTICIPATED GROWTH IN EXPENSE LEVELS

    Due to anticipated growth, we increased our expense levels in the first nine months of 1999. We expect operating expenses to continue to increase as a result of the need to hire additional personnel to support expected growth in sales unit volumes, sales and marketing efforts and research and development activities, including our recently announced collaboration with Toshiba providing for the joint development of 512 megabit and 1 gigabit flash memory chips. In addition, we have significant fixed costs and we cannot readily reduce these expenses over the short term. If revenues do not increase proportionately to operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be harmed.

    VARIABILITY OF AVERAGE SELLING PRICES AND GROSS MARGIN

    Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash products may become an even more significant percentage of our product revenues as consumer applications, such as digital cameras, become more popular. Dependence on CompactFlash sales, together with lower pricing caused by increased competition, caused average unit selling prices to decline 28% during fiscal 1998, and 27% in the first nine months of 1999 compared to the same period in 1998. We expect this trend to continue.

    VARIABILITY OF LICENSE FEES AND ROYALTIES

    Our intellectual property strategy is to cross-license our patents to other manufacturers of flash products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. This may cause license and royalty revenues to fluctuate significantly from quarter to quarter. Because these revenues have higher gross margins than product revenues, gross margins and net income fluctuate significantly with changes in license and royalty revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    128 MEGABIT TECHNOLOGY

    We began shipments of 128 megabit products in the second quarter of 1999. In the third quarter of 1999, we accelerated the production ramp up of our 128 megabit flash memory technology to meet increased demand. Lower than anticipated yields on our 128 megabit flash memory contributed to a decline in gross margins in the third quarter of 1999. If we continue to experience unplanned yield problems, we may be unable to meet our customers' demand for high capacity MultiMediaCard and CompactFlash products which could result in lost sales and reduced revenues. In addition, our gross margins may be harmed by any problems we encounter in the production of our 128 megabit flash memory.

    D2 FLASH TECHNOLOGY

    We have developed new products based on D2 flash technology, a new flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as D2 flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced availability. We may not be able to manufacture reliable and cost effective D2 flash products in commercial volumes and with yields sufficient to result in lower costs per megabyte. Furthermore, D2 flash technology needs significantly improved write speed so that it can be usefully applied to market applications such as digital cameras. It is possible that we may not be able to achieve the targeted write speed for our 256 megabit product.

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

    We expect the majority of products shipped in the fourth quarter of 1999 to be built with our 128 megabit and 256 megabit flash memory. If we are unable to successfully achieve the planned yields for these designs, we will be unable to meet our forecasted customer needs, and consequently our revenues and profits may fall significantly below our expectations.

    MULTIMEDIACARD PRODUCTS

    We expect to increase the MultiMediaCard product family production volumes in the fourth quarter of 1999. This product presents new challenges in assembly and testing. During the startup phase, we have experienced fluctuations in yields which have reduced MultiMediaCard product availability, increased manufacturing costs and reduced product margins for this product family. We are currently unable to meet customer demand for MultiMediaCard products. This is primarily due to demand exceeding previous forecasts from our customers. Although we are steadily resolving the assembly manufacturing issues, we have not yet achieved the production assembly yields necessary for high volume production. In the third quarter of 1999, these lower-than-planned assembly yields constrained MultiMediaCard availability and adversely impacted our gross margins.

    SECURE DIGITAL MEMORY CARD PRODUCTS

    We recently announced a memorandum of understanding, under which we, along with Matsushita and Toshiba, will jointly develop and promote the Secure Digital Memory Card. The Secure Digital Memory Card is an enhanced version of our MultiMediaCard that will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We expect to begin shipping our Secure Digital Memory Card products in the second quarter of 2000. Negotiations for a definitive agreement concerning this collaboration are underway, but we cannot assure you that these negotiations will be successful or that we, Matsushita and Toshiba will enter into a definitive agreement.

The Secure Digital Memory Card will incorporate a number of new features, including SDMI compliant security and copy protection, a mechanical write protect switch and a high data transfer rate. We have never built products incorporating these features. Any problems or delays in establishing production capabilities or ramping up production volumes of our Secure Digital Memory Card products could result in lost sales or increased manufacturing costs in 2000. In addition, we cannot be sure that manufacturers of consumer electronic products will develop new products that use the Secure Digital Memory Card. Conversely, broad acceptance of our Secure Digital Memory Card by consumers may reduce demand for our MultiMediaCard and CompactFlash card products. See "--The success of our business depends on emerging markets and new products."

WE DEPEND ON THIRD PARTY FOUNDRIES FOR SILICON WAFERS.

       All of our products require silicon wafers. We rely on USC and USIC in Taiwan to supply all of our silicon wafers. We depend on these foundries to allocate a portion of their capacity to our needs, produce acceptable quality wafers with acceptable manufacturing yields and deliver our wafers on a timely basis at a competitive price. If these foundries are unable to satisfy these requirements, our business, financial condition and operating results may suffer. For example, in September 1999, both USIC and USC were damaged and temporarily shut down by an earthquake in Taiwan. As a result, 8 to 10% of our silicon wafers in production at the time of the earthquake had to be discarded and no new wafers could be manufactured for 11 days, resulting in the loss or destruction of a portion of our fourth quarter wafer supply. We expect that our existing silicon wafer inventory, combined with our planned output from USIC and USC, will allow us to ship more megabytes in the fourth quarter of 1999 than in the third quarter of 1999. However, due to this disruption in wafer supply, we expect fourth quarter financial results to be affected by spot shortages and increased expediting costs, and that our quarter-over-quarter revenue growth rate in the fourth quarter will be lower than in the third quarter. This expectation is based, however, on the assumption that resumed production at USIC and USC will continue at historical rates. Additional earthquakes, aftershocks or other natural disasters in Taiwan could preclude us from obtaining an adequate supply of wafers to fill customer orders, and could significantly harm our business, financial condition and results of operations.

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

     USC and USIC are subsidiaries of UMC. We currently own 10% of USIC, have the right to appoint one of its directors and are entitled to 12.5% of its total wafer production. In the second quarter of 1999, UMC announced plans to merge the USC and USIC foundries into the UMC parent company. When the merger is complete, which is currently expected to occur in early 2000, we will receive UMC shares in exchange for the USIC shares we currently own. However, we will not have a right to a seat on the board of directors of the combined company. We have received assurances from the senior management of UMC that it intends to continue to supply us the same wafer capacity at the prices we currently enjoy under our agreement with USIC. However, there can be no assurance that we will be able to maintain our current wafer capacity and competitive pricing arrangement in our future supply negotiations with UMC.

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

      SECURE DIGITAL MEMORY CARD PRODUCTS

    We recently announced a collaboration under which we will jointly develop our Secure Digital Memory Card, an enhanced version of our MultiMediaCard, which will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We expect to begin shipping our Secure Digital Memory Cards in 32 and 64 megabyte capacities in the second quarter of 2000. The Secure Digital Memory Card is slightly thicker and uses a different interface than our

MultiMediaCard. Because of these differences, the Secure Digital Memory Card will not work in current products that include a MultiMediaCard slot. In order for the market for our Secure Digital Memory Card to develop, manufacturers of digital audio/video and portable computing products must include a Secure Digital Memory Card compatible slot in their products and acquire a license to the security algorithms. If OEMs do not incorporate Secure Digital Memory Card slots in their products or do not buy our Secure Digital Memory Cards, our business, financial condition and results of operations may be harmed. In addition, consumers may postpone or altogether forego buying products that utilize our MultiMediaCard and CompactFlash cards in anticipation of new products that will incorporate the Secure Digital Memory Card. If this occurs, sales of our MultiMediaCard and CompactFlash products may be harmed. The main competition for the Secure Digital Memory Card is expected to come from the Sony Memory Stick. Sony has substantially greater resources, financial and other, than we do and extensive marketing and sales channels and brand recognition. We cannot assure you that our Secure Digital Memory Card will be successful in the face of such competition.

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

    The success of our new product strategy will depend upon, among other things, the following:

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

    512 MEGABIT AND 1 GIGABIT SCALE FLASH MEMORY CARD PRODUCTS

In October 1999, we entered into a nonbinding memorandum of understanding with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. As part of this collaboration, we and Toshiba plan to employ Toshiba's future 0.16 micron and 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk's multilevel cell flash and controller system technology. The development of 512 megabit and 1 gigabit flash memory chips and Secure Digital
Memory Card controllers is expected to be complex and may incorporate SanDisk and Toshiba technology that is still under development. We cannot assure you that we and Toshiba will successfully develop these new products or the underlying technology, or that any development will be completed in a timely or cost-effective manner. If we are not successful in any of the above, our business, financial condition and results of operations could suffer.

WE MAY BE UNABLE TO MAINTAIN MARKET SHARE.

    We may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our growth rate depends on our ability to obtain sufficient flash memory wafers to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors.

OUR INTERNATIONAL OPERATIONS MAKE US VULNERABLE TO CHANGING CONDITIONS AND CURRENCY FLUCTUATIONS.

    POLITICAL RISKS

    Currently, all of our flash memory wafers are produced by two foundries in Taiwan. We also use a third-party subcontractor in Taiwan for the assembly and testing of our MultiMediaCard products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and both countries have recently conducted military exercises in or near the other's territorial waters and airspace. The Taiwanese and Chinese governments may continue to escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or MultiMediaCard products by our Taiwanese foundries and subcontractor. See "-- We depend on our suppliers and third party subcontractors."

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

    Our sales are also highly dependent upon global economic conditions. In fiscal 1998, sales to Japan declined to 31.6% of total product sales from 38.1% in 1997. In the first nine months of 1999, sales to Japan represented 25.2% of product revenue compared to 31.7% for the same period of 1998. We believe these declines were primarily due to the Japanese economic crisis and market recession. If the current market conditions in Japan do not improve, or if they decline further, our results of operations may suffer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    GENERAL RISKS

    Our international business activities could also be limited or disrupted by any of the following factors:

       the need to comply with foreign government regulation;

       general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;

       natural disasters affecting the countries in which we conduct our business, particularly Taiwan and Japan;

       imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

       longer payment cycles and greater difficulty in accounts receivable collection;

       potentially adverse tax consequences;

       less protection of our intellectual property rights; and

       delays in product shipments due to local customs restrictions.

WE DEPEND ON OUR SUPPLIERS AND THIRD PARTY SUBCONTRACTORS.

    We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, we rely on USIC and USC for all of our flash memory wafers and Motorola, Inc. and NEC to supply certain designs of microcontrollers. In September 1999, both USIC and USC were damaged and temporarily shut down by an earthquake in Taiwan. In addition, due to industry-wide increasing demand for semiconductors, we have recently experienced resistance to price reductions from some of our important suppliers. See "--We depend on third party foundries for silicon wafers."

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

    During the second and third quarters of 1999, we transferred a substantial portion of wafer testing, packaged memory final testing, card assembly and card testing to Silicon Precision Industries Co., Ltd. in Taiwan and Celestica, Inc. in China. By the end of the year we expect that they will be assembling and testing a majority of our mature, high-volume products. This increased reliance on subcontractors is expected to reduce manufacturing costs and give us access to increased production capacity. During this transition period, we will continue full operations at our Sunnyvale production facility while simultaneously transferring testing equipment and training personnel of our subcontractors. However, we do not have sufficient duplicative production testing equipment at Sunnyvale and at our subcontractors. Therefore, any significant problems in this complex transfer of operations may result in a disruption of production and a shortage of product to meet customer demand in the fourth quarter of 1999 and beyond.

CONTINUING DECLINES IN OUR AVERAGE SALES PRICES MAY RESULT IN DECLINES IN OUR GROSS MARGINS.

     In 1998, the average unit selling prices of our products declined 28% compared to 1997. In the first nine months of 1999, the average unit selling prices of our products declined 27% compared to the same period of 1998. Because flash data storage markets are characterized by intense competition and price reductions for our products are necessary to meet consumer price points, we expect that market-driven pricing pressures will continue. This will likely result in a further decline in average sales prices for our products. We believe that we can offset declining average sales prices by achieving manufacturing cost reductions and developing new products that incorporate more advanced technology, include more advanced features and can be sold at stable average gross margins despite continued declines in average selling price per megabyte.

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

    We have announced a memorandum of understanding under which we, Matsushita and Toshiba will jointly develop and promote a next generation flash memory card called the Secure Digital Memory Card. Under this agreement, Secure Digital Memory Card licenses will be granted to other flash memory card manufacturers, which will increase the competition for our Secure Digital Memory Card, CompactFlash and MultiMediaCard products. In addition, Matsushita and Toshiba will sell Secure Digital Memory Cards that will compete directly with our products. While other flash card manufacturers will be required to pay the three companies license fees and royalties, there will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital Memory Card.

    In October 1999, we entered into a nonbinding memorandum of understanding with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. We and Toshiba will each separately market and sell any products developed and manufactured under this relationship. Accordingly, we will compete directly with Toshiba for sales of these advanced chips and controllers and no royalties or license fees will be payable between the two companies for their respective sales.

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

    ALTERNATIVE FLASH TECHNOLOGIES

    We also face competition from products based on multilevel cell flash technology such as Intel's 64 megabit and 128 megabit StrataFlash chips and Hitachi's 256 megabit multilevel cell flash chip. These products compete with our D2 multilevel cell flash technology. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In the second quarter of 1999, Intel announced their new 128 megabit multilevel cell chip and Hitachi began shipping customer samples of CompactFlash cards employing their new multilevel cell flash chip. In addition, Toshiba has begun customer shipments of 32 megabyte SmartMedia cards employing their new 256 megabit flash chip. Although Toshiba has not incorporated multilevel cell flash technology in their 256 megabit flash chip, their use of more advanced lithographic design rules has resulted in a comparably-sized die and may allow them to achieve a more competitive cost structure than that of our 256 megabit D2 flash chip.

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

OUR BUSINESS DEPENDS UPON CONSUMER PRODUCTS.

    In 1998 and the first nine months of 1999, we received more product revenue and shipped more units of products destined for consumer electronics applications, principally digital cameras, than for any other application. We believe that these products will encounter intense competition and be more price sensitive than products sold into our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and preference.

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

SALES TO A SMALL NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES.

    More than half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 59%, 67%, and 71%, respectively, of our product revenues for 1998, 1997, and 1996. In the first nine months of 1999, our top 10 customers represented approximately 55% of product revenues. In the first nine months of fiscal 1999 one customer accounted for more than 10% of product sales. In fiscal year 1998, two customers each accounted for 10% or more of our product sales. If we were to lose any of these customers or experience any material reduction in orders from these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

THERE IS SEASONALITY IN OUR BUSINESS.

    Sales of our products, in particular the sale of CompactFlash products, in the consumer electronics applications market are subject to seasonality. As a result, product sales are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In addition, in the past we have experienced a decrease in orders in the first quarter from our Japanese OEM customers primarily because most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. For example, our product revenues were 24% lower in the first quarter of 1998 than in the fourth quarter of 1997, mostly due to these seasonal factors and the Asian economic crisis. Although we did not experience this seasonality in the first quarter of 1999, we cannot assure you that we will not experience seasonality in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    Under the terms of our nonbinding memorandum of understanding with Toshiba, we and Toshiba will jointly form and fund a joint venture which will equip and operate a silicon wafer manufacturing line in Virginia to manufacture 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. However, we cannot assure you that this manufacturing line will produce satisfactory quantities of wafers with acceptable prices and yields. Any failure in this regard could materially harm our business, financial condition and results of operations. In addition, the construction and operation of this line will cause us to incur significant expense and may result in the diversion of resources from other important areas of business. We cannot assure you that we or Toshiba will be able to secure sufficient funding to support this manufacturing line. In addition, we have no experience in operating a wafer manufacturing line and we cannot assure you that we will be successful in operating it on a cost-effective basis or at all.

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

       any of our existing patents will not be invalidated;

       patents will be issued for any of our pending applications;

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

    CROSS-LICENSES AND INDEMNIFICATION OBLIGATIONS

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

    LITIGATION RISKS ASSOCIATED WITH OUR INTELLECTUAL PROPERTY

    From time to time, it may be necessary to initiate litigation against third parties to preserve our intellectual property rights. These parties could in turn bring suit against us. For example, in March 1998 we filed a complaint in federal court against Lexar Media, Inc. for infringement of one of our flash card patents. Lexar disputed this claim and asserted that our patent was invalid or unenforceable, as well as asserting various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. We have denied all of these counterclaims. In July 1998, the court denied Lexar's request to have the case dismissed. Discovery in this suit began in August 1998. On February 22, 1999, the court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in our patent at issue in the Lexar suit. On March 4, 1999, the court issued its ruling on the proper construction of the claim terms in our patent. On July 30, 1999, we filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe our patent. A hearing on this motion has been deferred by the court until January 2000. In August 1999, we had a mandatory settlement meeting with Lexar. No settlement was reached through this meeting. A trial date has not yet been set.

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

    Our estimated total costs for Year 2000 compliance issues are not expected to have a material adverse affect on our business. However, the failure of our key suppliers and customers to take proper remedial efforts could harm our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure."

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

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE.

    The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, between July 1, 1998 and October 20, 1999, our closing stock price has fluctuated from a low of $5 7/8 to a high of $94 1/8. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to the Company's Form 10-K/A for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information required by this item is set forth in Note 6 of the Notes to the Condensed Consolidated Financial Statements on pages 7 and 8 and under "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation" on pages 28 and 29 of this Form 10-Q for the quarterly period ended September 30, 1999, and is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits


 EXHIBIT
 NUMBER                      EXHIBIT TITLE
--------                     -------------
  3.1       Certificate of Incorporation of the Registrant, as amended to date. (2)
  3.2       Form of Amended and Restated Certificate of Incorporation of the Registrant. (2)
  3.3       Bylaws of the Registrant, as amended. (2)
  3.4       Form of Amended and Restated Bylaws of the Registrant. (2)
  3.5       Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware
            Secretary of State on April 24, 1997. (4)
  4.1       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4. (2)
  4.3       Amended and Restated Registration Rights Agreement,  among the
            Registrant and the investors and founders named therein, dated
            March 3, 1995. (2)
  4.5       Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993. (2)
  4.8       Rights  Agreement,  dated as of April 18,  1997,  between  the Company and
            Harris Trust and Savings Bank. (4)
  4.9       First Amendment to Rights  Agreement dated
            October 22, 1999,  between Harris Trust and the  Registrant. (11)
  9.1       Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995. (2)
  10.10     License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988. (2)
  10.13     1989 Stock Benefit Plan. (2)
  10.14     1995 Stock Option Plan. (2)
  10.15     Employee Stock Purchase Plan. (2)
  10.16     1995 Non-Employee Directors Stock Option Plan. (2)
  10.18     Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996. (3)
  10.21     Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997. (5)
  10.23     Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997. (1, 6)
  10.24     Written Assurances Re:  Foundry Venture Agreement between the Registrant and United Microelectronics Corporation,
            dated September 13, 1995. (1, 6)
  10.25     Side Letter between Registrant and United Microelectronics  Corporation, dated May 28,  1997. (1, 6)
  10.27     Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics
            Corporation dated October 24, 1997. (7)
  10.28     Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998. (8)
  10.29     Trade Finance Agreement between the Registrant and Union Bank of California, dated July 15, 1998. (9)
  10.30     1995 Stock Option Plan Amended and Restated as of December 17, 1998. (12)
  10.31     1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998. (12)
  10.32     1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998. (12)
  21.1      Subsidiaries of the Registrant. (10)
  27.1      Financial Data Schedule for the quarter ended September 30, 1999. (In EDGAR format only)

----------
(1) Confidential treatment granted as to certain portions of these exhibits.
(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).

(3) Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
(4) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
(5) Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
(6) Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
(7) Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(8) Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.
(9) Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
(10) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K.
(11) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 1, 1999.
(12) Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1999.

         B.  Reports on Form 8-K

         No reports on form 8-K were filed during the quarter ended September 30, 1999.

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

DATED:        NOVEMBER 3, 1999