Form 10-K405
period 1999-12-31
SANDISK CORP
filed 2000-03-27
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

     X     Annual  report  pursuant  to  Section  13 or 15(d) of the  Securities
 --------- Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

 --------- Transition report pursuant to Section 13 or 15(d) of the Securities
           Act of 1934

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 2000 as reported on the NASDAQ National Market System, was approximately $5,399,058,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2000, Registrant had 66,531,812 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting to be held on May 11, 2000 are incorporated by reference into Part III.

                               SANDISK CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     PART I
                                                                   Page No.

Item 1.   Business                                                    1

Item 2.   Properties                                                 12

Item 3.   Legal Proceedings                                          13

Item 4.   Submission of Matters to a Vote of Security Holders        13

          Executive Officers of the Registrant                       14

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                        16

Item 6.   Selected Financial Data                                    17

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        19

Item 8.   Financial Statements and Supplementary Data                38

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        58

                            PART III

Item 10.  Directors and Executive Officers of the Registrant         59

Item 11.  Executive Compensation                                     59

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                 59

Item 13.  Certain Relationships and Related Transactions             59

                             PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports
          on Form 8-K                                                60

          Signatures                                                 63

                                     PART I


ITEM 1.    BUSINESS


BUSINESS

    We design, manufacture and market flash memory storage products that are used in a wide variety of electronic systems. We have designed our flash memory storage solutions to address the storage requirements of emerging applications in the consumer electronics and industrial/communications markets. Our products are used in a number of rapidly growing consumer electronics applications, such as digital cameras, personal digital assistants, portable digital music players, digital video recorders and smart phones, as well as in industrial and communications applications, such as communications routers and switches and wireless communications base stations. In fiscal 1999, we shipped over 4.8 million flash memory cards and flash chip sets. Our products include removable CompactFlash cards, FlashDisk cards and MultiMediaCard products and embedded FlashDrives and Flash ChipSet products with storage capacities ranging from 4 megabytes to 1.2 gigabytes. Our customers include Arrow Electronics, Inc., Avnet Electronics, Bell Microproducts, Inc., Best Buy Company, Inc., Canon, Inc., Cisco Systems, Inc., Eastman Kodak Company, Ericsson Utveckling, Hewlett-Packard Company, Lucent Technologies Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Plastic Co. Ltd., NEC USA Inc., Newbridge Networks Corporation, Nikon Corporation, Nokia Corporation, Tech Data Corporation, Thomson Audio Hong Kong, Ltd., and Wynit, Inc. In addition, we currently license our technologies to several companies including Hitachi Ltd., Intel Corporation, Samsung Electronics Company Ltd., Sharp Electronics Corporation and Toshiba Corporation. As part of our continuing strategy to expand our product line, in 1999 we announced a collaboration under which we, Matsushita and Toshiba will jointly develop and promote a next-generation flash memory card called the Secure Digital Memory Card. We entered into a nonbinding memorandum of understanding for another collaboration with Toshiba for the development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers.

Industry Background

    In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of consumer electronics, industrial and communications products. These new devices include digital cameras, personal digital assistants, or PDAs, highly portable computers, portable music players, digital video recorders, wireless base stations, network computers, communication routers and switches, cellular telephones, mobile communication systems, handheld data collection terminals, medical monitors and other electronic systems. These emerging applications have storage requirements that are not well addressed by traditional storage solutions. These requirements include small form factor size, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations. Because storage products based on flash semiconductor technology can meet these requirements, these devices and systems represent new market opportunities for flash storage systems.


    Customers in the consumer electronics and industrial/communications markets are seeking data storage solutions that satisfy requirements such as small size, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations, which are not well addressed by traditional storage solutions such as hard disk drives and DRAM, or by linear flash cards based on socket flash memory chips.

The SanDisk Solution

    We have optimized our flash memory storage solution, known as system flash or data storage flash, to address the needs of many emerging applications in the consumer electronics and industrial/communications markets. Since our inception, we have been actively involved in all aspects of flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and new system platforms. We believe our core technical competencies are in high-density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system testing. To achieve compatibility among various electronic platforms regardless of the host processor or operating system used, we have developed new capabilities in flash memory chip design and created a new intelligent controller. We also developed an architecture that can leverage advances in flash memory process technology to ensure a scaleable, high-yielding, cost-effective and highly reliable manufacturing process. CompactFlash, MultiMediaCard and FlashDisks are portable, have an on-board controller and use file formats that are forward and backward compatible. All of our flash data products can store almost any type of digital information, including voice mail, e-mail, music, video clips and digital images.

    SanDisk's products offer the following features:

    SMALL FORM FACTOR. Our CompactFlash products weigh about one-half ounce and are approximately the size of a matchbook. Our FlashDisk cards are small and lightweight with a length of 85.6 mm, width of 54.0 mm, thickness of 5.0 mm or
10.5 mm and weight of less than 2.0 ounces. Our MultiMediaCard products are approximately the size of a quarter coin and weigh less than two grams.

    NON-VOLATILITY. Our products store information in non-volatile memory cells that do not require power to retain information.

    HIGH DEGREE OF RUGGEDNESS. Our devices have an operating shock rating of 2,000 Gs for CompactFlash and 1,000 Gs for all other products (equivalent to being able to withstand ten foot and eight foot drops onto concrete, respectively). Our products are also designed to tolerate extensive fluctuations in temperatures and humidity.

    LOW POWER CONSUMPTION. During read and write operations, our products use less power than the rotating disk drives found in many portable computers. At all other times during system operation, our products require virtually no power. Depending upon the end product making use of our flash data storage, this translates into longer battery life.

    HIGH RELIABILITY. Our products utilize sophisticated error detection and correction algorithms and dynamic defect management techniques to provide high data reliability and endurance.

    HIGH PERFORMANCE. We believe that the read and write data rates of our products meet or exceed the read and write data rates required today by the majority of consumer and industrial/communications applications.

    The flash process and flash memory chip designs developed by us in cooperation with our partners make our products scaleable over several generations of semiconductor fabrication processes. This feature has allowed us to significantly reduce our cost per megabyte of capacity with each new generation of our products. By maintaining the same basic design parameters, each generation of our products maintains full compatibility with prior generations. This chip architecture has allowed us to significantly reduce cell size and thereby chip size. This has allowed us to increase storage capacity and lower cost in our PC Card, CompactFlash and MultiMediaCard products.

    We have developed core competencies in low-cost micropackaging technology as well as low-cost batch testing, both of which are important elements in building high capacity, high reliability flash cards at a competitive cost and in high volumes.

Applications and Markets for Flash Data Storage

    We are targeting the consumer electronics and the industrial/communications markets for our flash data storage products.

    Our products are used in a number of rapidly growing consumer electronics applications, such as digital cameras, personal digital assistants, portable music players, digital video recorders and smart phones, as well as in industrial and communications applications, such as communications routers and switches and wireless communications base stations.

    Consumer Electronics. The increasing trend towards the use of digital technology in consumer electronics devices has created requirements for new data storage products. For example, a number of major camera and imaging companies have introduced digital cameras that we believe will enable professionals and consumers to eliminate the need for standard 35mm photographic film by replacing it with re-usable compact digital data storage devices. Removable and embedded flash data storage products such as our CompactFlash, MultiMediaCard and Flash ChipSet products, are used in personal digital assistants, highly portable computers, digital audio recorders, network computers, cellular telephones, next-generation smart telephones and other devices.

    Industrial/Communications Market. The communications market has applications that are beginning to require new types of data storage. For example, communications switches and cellular base stations require data storage in environments that are subject to shock and vibration and a wide range of temperature and humidity conditions. As the storage capacity of our cards has risen, we are increasingly able to displace disk drives in routers and switches manufactured by telecommunications companies such as Cisco, Nortel and Lucent.

    In the fiscal years ended December 31, 1999, 1998, and 1997, product sales to our top 10 customers accounted for approximately 57%, 59%, and 67%, respectively, of our product revenues. In 1999 and 1998, revenues from one customer exceeded 10% of total revenues. In 1997, no single customer accounted for greater than 10% of our total revenues. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. We have also experienced significant changes in the composition of our major customer base from year to year and expect this pattern to continue as certain customers increase or decrease their purchases of our products as a result of fluctuations in market demand for such customers' products. Sales to our customers are generally made pursuant to standard purchase orders rather than long-term contracts. The loss of, or significant reduction in purchases by our major customers, could harm our business, financial condition and results of operations.

SanDisk's Products

    Our storage products are high capacity, solid-state, non-volatile flash memory devices which comply with PC Card ATA and/or IDE industry standards. We offer a broad line of flash data storage system products in terms of capacities, form factors, operating voltage and temperature ranges. Our current product families include removable CompactFlash, FlashDisk and MultiMediaCard products, embedded FlashDrive products and Flash ChipSets. Our products are compatible with the majority of today's computing and communications systems that are based on industry standards. Our products, as of December 31, 1999, are listed in the following table:

--------------------------- -------------------------------------------------- ------------------------------
                                                                                       Uncompressed
                                                                                         Capacity
Product Family              Form Factor
CompactFlash (Removable)    Type I (36.4 mm x 42.8 mm x 3.3 mm)                     8 to 192 megabytes
                            Type II (36.4 mm x 42.8 mm x 5.3 mm)                   256 and 300 megabytes
FlashDisk (Removable)       PC Card Type II (54.0 mm x 85.6 mm x 5.0 mm)       8 megabytes to 1.2 gigabytes
Flash ChipSet (Embedded)    2 chips                                                  8 to 64 megabytes
FlashDrive (Embedded)       2.5 & 3.5 inches                                   32 megabytes to 1.2 gigabytes
MultiMediaCard (Removable)  32 mm x 24 mm x 1.4 mm                             8 to 64 megabytes
--------------------------- -------------------------------------------------- ------------------------------

    COMPACTFLASH.   Our   CompactFlash   products   provide  full  PC  Card  ATA
functionality but are only one-fourth the size of a standard PC Card. CompactFlash's compact size, ruggedness, low-power requirements and its ability to operate at either 3.3V or 5V make it well-suited for a range of current and next-generation, small form factor consumer applications such as digital cameras, PDAs, personal communicators and audio recorders. CompactFlash products provide interoperability with systems based upon the PC Card ATA standard by using a low-cost passive Type II adapter. CompactFlash cards are available in capacities ranging from 8 megabytes to 192 megabytes in Type I form factor and in capacities of 256 and 300 megabytes in Type II form factor.

    FLASHDISK. Our FlashDisk products are used in storage, data backup and data transport applications. Our FlashDisk products are available in the PC Card Type II form factor with capacities ranging from 8 megabytes to 1.2 gigabytes.

    FLASH CHIPSET. Our Flash ChipSet products provide a very small footprint, solid-state ATA mass storage system. Our Flash ChipSet products consist of a single chip ATA controller and a flash memory chip, and are available in capacities of 8, 16, 32 and 64 megabytes. We provide full PC Card, ATA and IDE disk drive compatibility in a chip set format.

    FLASHDRIVE. Our FlashDrives come in 2.5 and 3.5 inch form factors and are targeted at applications that require embedded data storage devices. FlashDrives offer rugged, portable, low-power data storage and are plug and play replacements for rotating IDE drives making them ideal for mobile computers, communication devices and other systems that require embedded storage. Capacities of our FlashDrive products range between 32 megabytes and 1.2 gigabytes.

    MULTIMEDIACARD. Our MultiMediaCard measures 32.0 mm by 24.0 mm by 1.4 mm, about the size of a quarter coin, and weighs less than two grams. MultiMediaCard is targeted at the emerging markets for mobile smart phones, consumer multimedia devices, digital audio recorders, digital video recorders, portable music players and other products that need removable data storage in a small form factor. Our MultiMediaCard is available in storage capacities of 8, 16, 32 and 64 megabytes.

    SECURE DIGITAL MEMORY CARD. On August 25, 1999, we announced a memorandum of understanding under which we, Matsushita and Toshiba will jointly develop and promote a next generation flash memory card called the Secure Digital Memory Card. The Secure Digital Memory Card is an enhanced version of our MultiMediaCard that will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works.

    The Secure Digital Memory Card incorporates a number of new features, including SDMI compliant security and copy protection, a mechanical write protect switch and a high data transfer rate. The Secure Digital Memory Card is slightly thicker (2.1mm) than our MultiMediaCard and uses a nine-pin interface instead of the seven-pin interface of the MultiMediaCard. Because of these differences, the Secure Digital Memory Card will not work in current products that include a MultiMediaCard slot. However, our MultiMediaCard products are forward compatible and will work in Secure Digital Memory Card slots. We expect to begin shipping our Secure Digital Memory Card products in 32 and 64 megabyte capacities in the second quarter of 2000. We cannot assure you that our Secure Digital Memory Card will receive substantial market acceptance. Any failure by our customers to accept our Secure Digital Memory Card products could harm our business, financial condition and results of operations. Conversely, broad acceptance of our Secure Digital Memory Card by consumers will reduce demand for our MultiMediaCard and CompactFlash card products. Recently, Hitachi, Infineon, Sanyo and Fujitsu have proposed a Secure MultiMediaCard, which is a secure version of the MultiMediaCard. The Secure Digital Memory Card relies on the copy protection features that have been developed for the DVD standard and therefore may be more likely to be endorsed by the leading content providers. The Secure Digital Memory Card will face significant competition from the Sony Memory Stick and the Secure MultiMediaCard. We cannot assure you that the Secure Digital Memory Card will become a widely accepted standard.

    OTHER SANDISK PRODUCTS. We also sell SmartMedia Cards, ImageMate external drives and FlashPath adapters under the SanDisk brand name. Our SanDisk brand SmartMedia Cards are available in capacities ranging from 8 to 64 megabytes. Our ImageMate external drives offer a fast, convenient way to transfer data between our memory card products and a personal computer through a USB or parallel port connection. The ImageMate is available in CompactFlash, MultiMediaCard and SmartMedia Card versions. FlashPath adapters are floppy disk-shaped adapters that allow users to transfer data to and from their MultiMediaCard or SmartMedia Cards and their computer using a floppy disk drive.

Technology

    Since our inception, we have focused our research and development efforts on developing highly reliable and cost-effective flash memory storage products to address a number of emerging markets. We have been actively involved in all aspects of this development, including flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. We believe our core technical competencies are in high density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system testing.

    To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we developed new capabilities in flash memory chip design and created a new intelligent controller. We also developed an architecture that could leverage advances in process technology to ensure a scaleable, high-yielding, cost-effective and highly reliable manufacturing process. We believe that these technical competencies and our system design approach have enabled us to introduce flash data storage products that are better suited for our targeted market than linear flash cards based on socket flash chips or SmartMedia flash cards, which do not contain an intelligent controller. We design our products to be compatible with industry-standard IDE and ATA interfaces used in all Windows and Apple compatible personal computers.

    Our patented intelligent controller with its advanced defect management system permits our products to achieve a high level of reliability and longevity. Late bit failure can occur several years into the life of a flash card product and can be difficult to detect with traditional flash technology. Our dynamic defect management system automatically detects bits that have failed or are likely to fail due to the number of erase and write cycles such bits have undergone and dynamically switches memory to spare good bits incorporated into the design. The system also allows the automatic substitution of entire sectors or major blocks of the memory chip. Additionally, the controller generates an error correcting code which is stored simultaneously with the data and is used to detect and dynamically correct any errors when the data is read. This design permits our products to maintain error-free operation for hundreds of thousands of erase and write cycles and reduces manufacturing costs by allowing us to incorporate partial die with less than 100% of the physical bits on each chip into the products without loss of functionality.


Strategic Manufacturing Relationships

    An important element of our strategy has been to establish strategic relationships with leading technology companies that can provide us with access to leading edge semiconductor manufacturing capacity and participate in the development of some of our products. This enables us to concentrate our resources on the product design and development areas where we believe we have competitive advantages and eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. We have developed a strategic relationship with UMC in Taiwan. We plan to establish relationships with other foundries to increase our supply of wafers, including Toshiba with whom we have entered into a nonbinding memorandum of understanding regarding advanced flash memory and controller technologies. We cannot assure you that we will enter into a definitive agreement with Toshiba regarding these technologies, that we will be successful in establishing new relationships or that any new relationships will successfully increase our supply of semiconductors on a cost-effective basis.

    All of our products require silicon wafers which are currently supplied by UMC. Most of our wafers are currently manufactured using 0.28 micron process technology. We have been informed by our manufacturing partners that they are experiencing a significant increase in demand for wafers from other customers, which, if this continues, may create capacity shortages, longer lead-times and higher wafer prices. Any delays in wafer availability or uncompetitive wafer pricing could limit our revenue growth and harm our business, financial condition and results of operations.

    We invested $51.2 million in United Semiconductor Incorporated, (USIC), a subsidiary of UMC, which represented an ownership interest of approximately 10% in the venture, and allowed us a right to a seat on its board of directors and access to approximately 12.5% of the facility's wafer output. We also receive a substantial number of wafers each month from USC. In January 2000, the USC and USIC foundries were merged into the UMC parent company. We received UMC shares in exchange for our USIC shares. We do not have a right to a seat on the board of directors of the combined company. We have received written assurances from the senior management of UMC that it intends to continue to supply us the same wafer capacity at the prices we enjoyed under our agreements with USIC and USC. However, we cannot assure you that we will be able to increase significantly our current wafer capacity and maintain our competitive pricing arrangement in our future supply negotiations with UMC.

    Under the terms of our wafer supply agreements with UMC, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months. Except in limited circumstances and subject to acceptance by UMC, the estimates for a portion of the forecast, generally three months, constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. These requirements limit our ability to react to any significant fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. In addition, in February 2000, we entered into a capacity and reservation deposit agreement with UMC. To reserve additional foundry capacity under this agreement, we paid UMC a reservation deposit. This deposit will be refunded to us on a quarterly basis over the agreement term if we purchase the full wafer capacity reserved for us. We may forfeit part of our deposit if we are unable to utilize our reserved capacity within four quarters of the end of the agreement term. We are dependent upon our foundry partners to deliver wafers and to maintain acceptable yields and quality.

    Although our foundry partners are meeting their wafer supply commitments to us, this supply is not sufficient to meet our current demand for wafers. We believe additional foundry capacity will be necessary to meet future demand for our products. Our ability to increase our revenue and net income in future periods is dependent on establishing additional wafer supply relationships and on receiving an uninterrupted supply of wafers from our manufacturing partners.

    Our reliance on third-party wafer manufacturers involves several material risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yields and costs. For example, in September 1999, both USIC and USC were damaged and temporarily shut down by an earthquake in Taiwan. As a result, approximately 10% of our silicon wafers in production at the time of the earthquake had to be discarded and no new wafers could be manufactured for 11 days, resulting in the loss or destruction of a portion of our fourth quarter 1999 wafer supply. These fabs have recovered from the effects of the earthquake. However, additional earthquakes, aftershocks or other natural disasters in Taiwan could preclude us from obtaining an adequate supply of wafers to fill customer orders, and could significantly harm our business, financial condition and results of operations. In addition, as a result of our dependence on foreign wafer manufacturers, we are subject to the risks of conducting business internationally, including political risks and exchange rate fluctuations.

    We also have a manufacturing relationship with NEC, under which it supplies microcontrollers for our products. The small form factor of this single chip integrated controller is necessary to produce our CompactFlash products, as well as our Flash ChipSet products. NEC is currently a sole-source supplier for these controller chips. Any interruption in the supply from NEC could harm our business.

    We are continuing to identify and establish second sources for our key single and sole source component vendors and subcontractors, although we cannot assure you that these efforts will be successful. During the next several quarters, if the demand for our products exceeds our suppliers' ability to deliver the necessary components or subassemblies, we may be unable to meet customer demand.

Assembly and Testing

    We test wafers at our headquarters in Sunnyvale, California and at the UMC facility in Taiwan. Substantially all of the tested wafers are then shipped to our third party memory assembly subcontractors: Silicon Precision Industries Co., Ltd. in Taiwan and Mitsui & Co., Ltd. in Japan.

    During the second half of 1999, we transferred a substantial portion of wafer testing, packaged memory final test, card assembly and card test to Silicon Precision Industries in Taiwan and Celestica, Inc. in China. In fiscal 2000, we expect that they will assemble and test a majority of our mature, high-volume products. This increased reliance on subcontractors is expected to reduce the cost of our operations and give us access to increased production capacity. During this transition period, we will continue full operations at our Sunnyvale production facility while simultaneously transferring testing equipment to and training of personnel at our subcontractors. Any significant problems in this complex transfer of operations may result in a disruption of production and a shortage of products to meet customer demand in the first half of 2000 and beyond.

    Our customers have demanding requirements for quality and reliability. To maximize quality and reliability, we monitor electrical and inspection data from our wafer foundries and assembly subcontractors. We monitor wafer foundry production for consistent overall quality, reliability and yield levels. Most of our major component suppliers and subcontractors are ISO 9001 or 9002 certified.

Research and Development

   We believe that our future success will depend on the continued development and introduction of new generations of flash memory chips, controllers and products designed specifically for the flash data storage market. To date, we have developed and put into production flash data storage products utilizing semiconductor devices with the following memory capacity and geometries: 4 megabit (0.9 micron), 8 megabit (0.8 micron), 16 megabit (0.5 micron), 32 megabit (0.5, 0.4 and 0.35 micron), 64 megabit (0.35 micron), 128 megabit (0.28 micron) and 256 megabit D2 flash (0.28 micron). In addition, we have developed several generations of controllers for these flash memory chips. In the fourth quarter of 1999, the majority of our production output shifted to the 128 megabit and 256 megabit D2 technologies. Because of the complexity of our products, we have periodically experienced significant delays in the development and volume production ramp up of our products. We cannot assure you that similar delays will not occur in the future.

    We have periodically experienced delays in the development of new processes at our foundry partners and such delays may occur again in the future. Our foundry partners may also experience delays in establishing development capabilities for new processes and these delays may harm our business. We have also begun development of 512 megabit flash memory which is expected to employ
0.18 micron process feature size. If we successfully enter into a definitive agreement with Toshiba, we expect to begin development of 512 megabit and 1 gigabit flash memory which is expected to employ 0.16 and 0.13 micron process feature size, respectively. We do not expect any material revenues from the 512 megabit technology for at least one year, or the 1 gigabit technology for at least two years.

    Research and development expenses were $26.9 million, $18.2 million and $13.6 million for the fiscal years ended December 31, 1999, 1998, and 1997, respectively. As of December 31, 1999, we had 122 full-time employees engaged in research and development activities, including 13 in our Israel design center. In fiscal 2000 and beyond, we expect to increase our spending on process and design research and development to support the development and introduction of new generations of flash data storage products, including our proposed 512 megabit and 1 gigabit flash memory co-development and manufacturing joint venture with Toshiba.

Sales and Distribution

    We market our products using a direct sales organization, distributors and manufacturers' representatives. We also sell products to various customers on a private label basis and under the SanDisk brand in the retail channel. Our sales efforts are organized as follows:

    Direct Sales Force. Our direct sales offices are located in Maitland, Florida; Herndon, Virginia; Dublin, Ohio; Nashua, New Hampshire; Irvine, California; Sunnyvale, California; Hannover, Germany; Amsterdam, The Netherlands; Hong Kong; and Yokohama and Osaka, Japan. These offices support our major OEM customers and our distribution and manufacturers' representative partners.

    Distributors. In the United States, our products are sold through Arrow Electronics Inc., Avnet Inc. and Bell MicroProducts Inc. to OEM customers for a wide variety of industrial applications. In addition, we have distributors in various regions of the world including Europe, Japan, Australia, New Zealand, Taiwan, Korea, Singapore and Hong Kong.

    Independent Manufacturers' Representatives. In the United States, Canada and Europe, our direct sales force is supported in its sales efforts by more than 39 independent firms. These domestic and international firms receive a commission for providing support to our direct sales force and distributors in the industrial distribution, OEM and retail channels. The manufacturers' representative companies sell our products as well as products from other manufacturers.

    OEMs. We provide private label products to OEMs in the United States, Europe and the Pacific Rim.

    Retail. We ship SanDisk brand name products directly to consumer electronics stores, office superstores, photo retailers, mass merchants, catalog and mail order companies, internet and e-commerce retailers and selected retail distributors. Our distributors include Ingram Micro, Inc., Tech Data
Corporation, Laguna Corporation and Wynit, Inc. in the United States, in addition to international distributors. Our products are available in more than 13,000 stores worldwide. Fourteen independent manufacturers' representative firms are supporting our sales efforts in the retail channel. In addition, we recently began selling our products on the internet through third parties such as Amazon.com.

Customer Service and Technical Support

    We provide customers with comprehensive product service and support. We provide technical support through our application engineering group located in the United States, Japan and Hong Kong. We work closely with our customers to monitor the performance of our product designs, to provide application design support and assistance, and to gain insight into our customers' needs to help in the definition of subsequent generations of products.

    Our support package is generally offered with product sales and includes technical documentation and application design assistance. In some cases, we offer additional support which includes training, system-level design, implementation and integration support and failure analysis. We believe that tailoring the technical support level to our customers' needs is essential for the success of product introductions and to achieve a high level of satisfaction among our customers. We generally provide a one-year warranty on our products.

Patents and Licenses

    We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We vigorously protect and defend our intellectual property rights. In the past, we have been involved in significant disputes regarding our intellectual property rights and we believe we may be involved in similar disputes in the future.

    In 1988, we developed the concept of emulation of a hard disk drive with flash solid-state memory. The first related patents were filed in 1988 by Dr. Eli Harari and exclusively licensed to us. We currently own or have exclusive rights to 112 United States and 26 foreign issued patents, and over 75 patent applications pending in the United States, as well as 37 pending in foreign patent offices, including 19 U.S. patents, 27 U.S. patent applications pending and 16 foreign patent applications pending which we recently acquired from Invox Technology relating primarily to high capacity, multilevel flash memory storage products. We intend to seek additional international and United States patents on our technology. We believe some of our patents are fundamental to the implementation of flash data storage systems, as well as the implementation of D2 flash, independent of the flash technology used. However, we cannot assure you that any patents held by us will not be invalidated, that patents will be issued for any of our pending applications, or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where our products can be sold to provide meaningful protection or any commercial advantage to us. Additionally, our competitors may be able to design their products around our patents.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in significant and often protracted and expensive litigation. To preserve our intellectual property rights, we believe it may be necessary to initiate litigation against one or more third parties, including but not limited to those we have already notified of possible patent infringement. In addition, one or more of these parties may bring suit against us. For example, in March 1998, we filed a complaint in federal court against Lexar Media, Inc. for infringement of a fundamental flash disk patent. Lexar has disputed our claim of patent infringement, claimed our patent is invalid or unenforceable and asserted various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. We have denied each of Lexar's counterclaims. In July 1998, the court denied Lexar's request to have the case dismissed on the grounds we failed to perform an adequate prefiling investigation. Discovery in the Lexar suit commenced in August 1998. On February 22, 1999, the court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in our patent at issue in the Lexar suit. On March 4, 1999, the court issued its ruling on the proper construction of the claim terms in our patent. On July 30, 1999, we filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe our patent. Lexar filed a counter motion for partial summary judgement for patent invalidity. A hearing on these motions was held on March 17, 2000. Both matters were taken under submission by the court and we are waiting for the court's order on both motions. In August 1999, we had a mandatory settlement meeting with Lexar. No settlement was reached through this meeting. A trial date has not yet been set. We intend to vigorously enforce our patents, but we cannot assure you that these efforts will be successful

    In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation, whether as a plaintiff or as a defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In addition, the results of any litigation are inherently uncertain.

    In the event we desire to incorporate third party technology into our products or our products are found to infringe on others' patents or intellectual property rights, we may be required to license such patents or intellectual property rights. We may also need to license some or all of our patent portfolio to be able to obtain cross-licenses to the patents of others. We currently have patent cross-license agreements with several companies including Hitachi, Intel, Samsung, Sharp and Toshiba. From time to time, we have also entered into discussions with other companies regarding potential cross-license agreements for our patents. However, we cannot assure you that licenses will be offered or that the terms of any offered licenses will be acceptable to us. If we obtain licenses from third parties, we may be required to pay license fees or make royalty payments, which could reduce our gross margins. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. In addition, we might be required to suspend the manufacture of products or the use by our foundries of processes requiring the technology, We cannot assure you that we would be successful in redesigning our products or that we could obtain licenses under reasonable terms. Furthermore, any development or license negotiations could require substantial expenditures of time and other resources by us.

    As is common in the industry, we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may in some instances include indemnification for damages and expenses, including attorneys' fees. We may from time to time be engaged in litigation as a result of such indemnification obligations.

   In our efforts to maintain the confidentiality and ownership of our trade secrets and other confidential information, we require all regular and temporary employees, consultants, foundry partners, certain customers, suppliers and partners to execute confidentiality and invention assignment agreements upon commencement of a relationship with us and extending for a period of time beyond termination of the relationship. We cannot assure you that these agreements will provide meaningful protection for our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.

Backlog

    We manufacture and market primarily standard products. Sales are generally made pursuant to standard purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. Since orders constituting our current backlog are subject to changes in delivery schedules, backlog is not necessarily an indication of future revenue. In addition, we cannot assure you that the current backlog will necessarily lead to revenues in any future period. As of December 31, 1999, our total backlog was $157.2 million compared to $13.4 million at December 31, 1998. Bookings visibility has improved significantly in recent quarters, and we are substantially booked for the first half of fiscal 2000, with the exception of retail sales which typically are booked and shipped in the same quarter.

Competition

    We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competitors include many large domestic and international companies that have greater access to advanced wafer foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers. Our primary competitors include:

o       storage flash chip producers, such as Hitachi, Samsung and Toshiba;

o socket flash, linear flash and component manufacturers, such as Advanced Micro Devices, Atmel, Intel, Macronix, Micron Technology, Mitsubishi, Sharp Electronics and ST Microelectronics; and

o module or card assemblers, such as Lexar Media, M-Systems, Pretec, Simple Technology, Sony Corporation, Kingston Technology, Panasonic, Silicon Storage Technology, TDK Corporation, Matsushita Battery, Delkin Devices, Inc., Silicon Tek and Viking Components, who combine controllers and flash memory chips developed by others into flash storage cards.

In addition, over 25 companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe additional manufacturers will enter the CompactFlash market in the future.

    We have announced a memorandum of understanding under which we, Matsushita and Toshiba will jointly develop and promote a next generation flash memory card called the Secure Digital Memory Card. Under this agreement, Secure Digital Memory Card licenses will be granted to other flash memory card manufacturers, which will increase the competition for our Secure Digital Memory Card, CompactFlash and MultiMediaCard products. In addition, Matsushita and Toshiba will sell Secure Digital Memory Cards that will compete directly with our products. While other flash card manufacturers will be required to pay the SD Association license fees and royalties, there will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital Memory Card.

    In October 1999, we entered into a nonbinding memorandum of understanding with Toshiba providing for the joint development and manufacturing of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. We and Toshiba will each separately market and sell any products developed and manufactured under this relationship. Accordingly, we will compete directly with Toshiba for sales of these advanced chips and controllers.

     We have entered into patent cross-license agreements with several of our leading competitors including Hitachi, Intel, Sharp, Samsung and Toshiba. Under these agreements, each party may manufacture and sell products that incorporate technology covered by each party's patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations.

    Competing products have been introduced that promote industry standards that are different from our CompactFlash and MultiMediaCard products, including Toshiba's SmartMedia, Sony Corporation's Memory Stick, Sony's standard floppy disk used for digital storage in their Mavica digital cameras, Panasonic's Mega Storage cards, Iomega's Clik drive, a miniaturized mechanical, removable disk drive, M-System's Diskonchip for embedded storage applications and the Secure MultiMediaCard from Hitachi and Infineon. Each competing standard is mechanically and electronically incompatible with CompactFlash and MultiMediaCard. If a manufacturer of products such as digital cameras designs in one of these alternative competing standards, CompactFlash and MultiMediaCard will be eliminated from use in that product.

    In September 1998, IBM introduced the microdrive, a rotating disk drive in a Type II CompactFlash format. This product competes directly with our Type II CompactFlash memory cards for use in high-end professional digital cameras. In October 1998, M-Systems introduced their Diskonchip 2000 Millennium product which competes against our Flash ChipSet products in embedded storage applications such as set top boxes and networking appliances.

    According to independent industry analysts, Sony's Mavica digital camera captured a considerable portion of the United States market for digital cameras in 1998 and 1999. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash, or any other flash cards. Our sales prospects for CompactFlash cards have been adversely impacted by the success of the Mavica. Recently, Sony has shifted its focus to the use of its Flash Memory Stick in its latest digital camera models.

    Our MultiMediaCard products have also faced significant competition from Toshiba's SmartMedia flash cards and we expect to face similarly significant competition from Sony's Memory Stick. Sony has licensed its proprietary Memory Stick to other companies. If it is adopted and achieves widespread use in future products, sales of our MultiMediaCard and CompactFlash products may decline. Recently, Hitachi, Infineon, Sanyo and Fujitsu have proposed their Secure MultiMediaCard which provides the copy protection function that is included on our Secure Digital Memory Card. Should this initiative gain industry acceptance, it may reduce the widespread adoption of the Secure Digital Memory Card. We also sell SmartMedia cards to our retail customers who prefer to buy all their flash memory cards from one supplier.

    We also face competition from products based on multilevel cell flash technology such as Intel's 64 megabit chips and Hitachi's 256 megabit multilevel cell flash chip. These products compete with our D2 multilevel cell flash technology. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In the second quarter of 1999, Intel announced their new 128 megabit multilevel cell chip and Hitachi began shipping customer samples of CompactFlash cards employing their new multilevel cell flash chip. In addition, Toshiba has begun customer shipments of 32 megabyte SmartMedia cards employing their new 256 megabit flash chip. Although Toshiba has not incorporated multilevel cell flash technology in their 256 megabit flash chip, their use of more advanced lithographic design rules may allow them achieve a more competitive cost structure than that of our 256 megabit D2 flash chip.

    Furthermore, we expect to face competition from existing competitors and from other companies that may enter our existing or future markets that have similar or alternative data storage solutions which may be less costly or provide additional features. Price is an important competitive factor in the market for consumer products. Increased price competition could lower gross margins if our average selling prices decrease faster than our costs, and could also result in lost sales.

We believe that our ability to compete successfully depends on a number of factors, which include:

o        price and quality;

o        product performance and availability;

o        success in developing new applications for system flash technology;

o        adequate foundry capacity;

o        efficiency of production;

o timing of new product announcements or introductions by us, our customers and our competitors;

o the ability of our competitors to incorporate their flash data storage systems into their customers' products;

o        the number and nature of our competitors in a given market;

o        successful protection of intellectual property rights; and

o        general market and economic conditions.

    We believe that we compete favorably with other companies with respect to these factors. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition or results of operations.

Employees

    As of December 31, 1999, we had 552 full-time employees and 257 temporary employees, including 122 in research and development, 88 in sales and marketing, 82 in finance and administration and 517 in operations. Our success is dependent on our retention of key technical, sales and marketing employees and members of senior management. Additionally, our success is contingent on our ability to attract and recruit skilled employees in a very competitive market. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that our employee relations are good.

ITEM 2.   PROPERTIES

    Our principal facilities are presently located in Sunnyvale, California. We lease two adjacent buildings, a 104,000 square foot building that is dedicated to production and research and development activities and a 50,000 square foot building which houses our administrative and sales and marketing functions. We occupy this space under lease agreements that expire in July 2001. Under these agreements, we have the option to renew the leases on both buildings for two additional five-year terms ending on June 30, 2011. We believe that our facilities will be adequate to meet our near term needs and that additional space will be available as required. We also lease domestic sales offices in Herndon, Virginia; Irvine, California; Dublin, Ohio; Nashua, New Hampshire and Maitland, Florida, as well as foreign sales offices in Hannover, Germany; Amsterdam, the Netherlands; Yokohama and Osaka, Japan; Hong Kong and a design center in Tefen, Israel.

ITEM 3.   LEGAL PROCEEDINGS


    In March 1988, we filed a complaint in federal court against Lexar for infringement of a fundamental flash memory card patent. Lexar disputed this claim and asserted that our patent was invalid or unenforceable, as well as asserted various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. We have denied all of these counterclaims. In July 1998, the court denied Lexar's request to have the case dismissed. Discovery in this suit began in August 1998. On February 22, 1999, the court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in our patent at issue in the Lexar suit. On March 4, 1999, the court issued its ruling on the proper construction of the claim terms in our patent. On July 30, 1999, we filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe our patent. In December 1999, Lexar filed a counter motion for partial summary judgment for invalidity of our patent. Both motions were heard by the court on March 17, 2000 and the matters were taken under submission by the court. We are waiting for the court's ruling on both matters. In August 1999, we had a mandatory settlement meeting with Lexar. No settlement was reached through this meeting. A trial date has not yet been set.

   In May 1999, Lexar filed a complaint against us in federal court for claims of unfair competition, false advertising, trade libel and intentional and
negligent   interference  with  prospective   business  advantage.   In  Lexar's
complaint, Lexar alleged that statements by us regarding the comparative performance of our products and Lexar's in digital cameras were false, and further alleged that we had interfered with the certification of certain Lexar products by the CompactFlash Association. On July 1, 1999, we filed a motion to dismiss the Lexar complaint. Also, in July 1999, Lexar filed a motion for preliminary injunction seeking to stop certain advertising practices that Lexar alleges were misleading. On August 26, 1999, the parties executed and filed with the court a joint stipulation withdrawing our motion to dismiss and granting
Lexar permission to amend its complaint. Lexar has amended its complaint to remove any allegations and causes of action based on our alleged interference in certification by the CompactFlash Association. On September 17, 1999, the court conducted a hearing on Lexar's motion for preliminary injunction. On September 24, 1999, the court issued an order granting a limited preliminary injunction which enjoins us from using or implying certain terminology in advertising regarding the comparative performance of our memory products in digital cameras. On October 1, 1999, we filed counterclaims against Lexar asserting causes of action including unfair competition and false advertising under both federal and California law. Although we cannot predict the ultimate outcome of the case, we believe that Lexar's claims are without merit and that we have meritorious counterclaims against Lexar.

    Compaq Corporation has opposed in several countries, including the United States, our attempting to register CompactFlash as a trademark. We do not believe that our failure to obtain registration for the CompactFlash mark will materially harm our business.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Special Meeting of Stockholders held on December 8, 1998, the following proposal was approved:

                                Shares in    Shares    Shares     Shares
                                  Favor     Opposed  Abstaining  Non-voting
                                ---------- --------- ---------- -----------
Increase the authorized         20,645,409 4,799,800    18,804   2,156,147
common stock from 40,000,000
to 125,000,000

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers, who are elected by and serve at the discretion of the Board of Directors, are as follows:

Name                 Age            Position

Dr. Eli Harari        54 President, Chief Executive Officer and Director
Frank Calderoni       42 Chief Financial Officer, Senior Vice President, Finance
                         and Administration
Daniel Auclair        53 Senior Vice President, Business Development and
                         Intellectual Property
Ralph Hudson          55 Senior Vice President, Worldwide Operations
Sanjay Mehrotra       41 Senior Vice President, Engineering
Nelson Chan           38 Senior Vice President, Marketing
Jocelyn Scarborough   55 Vice President, Human Resources


    Dr. Eli Harari, the founder of SanDisk, has served as President and Chief Executive Officer and as a director of SanDisk since June 1988. Dr. Harari founded Wafer Scale Integration, a privately held semiconductor company, in 1983 and was its President and Chief Executive Officer from 1983 to 1986, and Chairman and Chief Technical Officer from 1986 to 1988. From 1973 to 1983, Dr. Harari held various management positions with Honeywell Inc., Intel and Hughes Aircraft Microelectronics. Dr. Harari holds a Ph.D. in Solid State Sciences from Princeton University.

    Mr. Frank Calderoni joined SanDisk in February 2000 as the Chief Financial Officer and Senior Vice President, Finance and Administration. He was previously Vice President Finance and Operations, Global Small Business at International Business Machines Corporation. From 1979 to 1999, Mr. Calderoni held various management positions, including controller Storage Systems Division, Server Group Controller and System 390 division director of finance & planning at International Business Machines Corporation. Mr. Calderoni holds a B.S. in Finance/Accounting from Fordham University and an M.B.A. from Pace University.

    Mr. Daniel Auclair has served as Vice President of Systems Engineering from 1990 to June 1993, Vice President of Engineering and Technology from June 1993 to July 1995, Senior Vice President of Operations and Technology from July 1995 to January 1998 and has served as Senior Vice President of Business Development and Intellectual Property since January 1998. From 1988 to 1990, Mr. Auclair was Vice President of Engineering at Anamartic, a company that utilizes wafer scale technology to build DRAM mass storage systems. From 1984 to 1988, Mr. Auclair was Vice President and General Manager of the OMTI division of Scientific MicroSystems, a supplier of disk controllers and disk controller chips to the disk drive industry. Mr. Auclair holds a B.S. degree in Engineering Physics from the University of Maine and an M.S. in Computer Science from the University of Santa Clara.

    Mr. Ralph Hudson joined SanDisk as Senior Vice President of World Wide Operations in August 1998. He was previously President of RJ Hudson Consulting from 1997 to 1998, Vice President of Operations for USRobotics/3Com's Network Work Systems Division from 1996 to 1997, Senior Vice President and General Manager for Bell and Howell from 1993 to 1996 and held various senior management positions with Data General from 1977 to 1993 where he was Vice President of World Wide Operations from 1989 to 1993. Prior to this, he held various management and senior management positions with NCR Corporation from 1967 to 1977. Mr. Hudson holds a B.S. in Industrial Engineering from Allied Institute of Technology.

    Mr. Sanjay Mehrotra is a co-founder of SanDisk, has served as Director of Memory Design and Product Engineering from November 1988, to June 1995; Vice President of Product Development from July 1995 to July 1999; and as Senior Vice President of Engineering since July 1999. From January 1980 until November 1988, Mr. Mehrotra worked at Intel Corporation, Seeq Technology, Integrated Device Technology and Atmel Corporation in the area of design engineering and engineering management, mostly in EPROM and EEPROM product development. Mr. Mehrotra holds a B.S. and an M.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

    Mr. Nelson Chan joined SanDisk as Vice President, Marketing in September 1992 and has served as Senior Vice President, Marketing since December 1999. From 1986 to 1992, Mr. Chan was Marketing Manager for the Integrated Systems Products Division at Chips and Technologies. From 1983 to 1986, Mr. Chan held marketing and engineering positions at Signetics and Delco Electronics. Mr. Chan holds a B.S. in Electrical and Computer Engineering from University of California at Santa Barbara and an M.B.A. from Santa Clara University.

    Ms. Jocelyn Scarborough joined SanDisk as Vice President of Human Resources in March 1999. She was previously Principal of Scarborough and Associates from 1997 to 1999 and Vice President of Human Resources for the California State Automobile Association from 1994 to 1997. From 1973 to 1993, Ms. Scarborough held various management positions, including Director of Human Resources and Organization Development, at Digital Equipment Corporation. Ms. Scarborough holds a B.S. in Psychology from Gordon College.

                                     PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

Our Common Stock is traded on the Nasdaq National Market under the symbol SNDK. Our initial public offering of stock occurred on November 8, 1995 at a price to the public of $5.00 per share. On January 26, 2000, the Company's board of directors approved a 2-for-1 stock split, in the form of a 100% stock dividend, payable to stockholders of record as of February 8, 2000. The dividend was paid and the split was effected on February 22, 2000. Shares, per share amounts, common stock at par value and additional paid in capital have been restated to reflect the stock split for all periods presented. The following table lists the high and low sales price for each quarter during the last two years.

                                    High               Low
Fiscal year 1998
   First quarter                    $13.125            $ 7.875
   Second quarter                   $12.5625           $ 6.125
   Third quarter                    $ 7.375            $ 3.75
   Fourth quarter                   $ 7.50             $ 2.5625
Fiscal year 1999
   First quarter                    $18.8125           $ 6.25
   Second quarter                   $22.3438           $ 8.50
   Third quarter                    $47.875            $19.75
   Fourth quarter                   $50.3125           $18.875

    As of March 15, 2000, there were approximately 203 stockholders of record. The Company has never declared or paid any cash dividends on its Common Stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in its business.

ITEM 6:  SANDISK CORPORATION SELECTED FINANCIAL DATA
           (In thousands, except per share data)

Year Ended December 31,                       1999         1998         1997          1996         1995
--------------------------------------------------------------------------------------------------------

Revenues
  Product                                $ 205,770    $ 103,190    $ 105,675      $ 89,599     $ 61,589
  License and royalty                       41,220       32,571       19,578         8,000        1,250
--------------------------------------------------------------------------------------------------------
Total revenues                             246,990      135,761      125,253        97,599       62,839

Cost of revenues                           152,143       80,311       72,280        58,707       36,613
--------------------------------------------------------------------------------------------------------
Gross profits                               94,847       55,450       52,973        38,892       26,226
Operating income                            30,085       12,810       19,680        12,474        7,777
Net income                                $ 26,550     $ 11,836     $ 19,839      $ 14,485     $  9,065
Net income per share
     Basic                                $   0.48     $   0.23     $   0.43      $   0.33     $   0.24
     Diluted                              $   0.43     $   0.21     $   0.40      $   0.30     $   0.22
Shares used in per share calculations
     Basic                                  55,834       52,596       45,760        44,324       37,494
     Diluted                                61,433       55,344       49,940        48,412       40,656



At December 31,                               1999         1998         1997          1996         1995
--------------------------------------------------------------------------------------------------------

Working capital                          $ 482,793    $ 138,471    $ 134,298      $ 77,029     $ 68,002
Total assets                               657,724      255,741      245,467       108,268       92,147
Total stockholders' equity                 572,127      207,838      191,374        87,810       72,381


See Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

SanDisk Corporation
SUPPLEMENTARY Quarterly Data
(Unaudited.  In thousands except per share data)

Quarterly/1999                   1st          2nd          3rd           4th
-----------------------------------------------------------------------------

Revenues
  Product                   $ 35,926     $ 42,300     $ 57,624      $ 69,920
  License and royalty          8,210       10,249        9,910        12,851
-----------------------------------------------------------------------------
Total revenues                44,136       52,549       67,534        82,771

Gross profits                 17,627       21,691       23,637        31,892
Operating income               4,848        7,033        6,956        11,248
Net income                     4,323        5,694        6,505        10,028
Net income per share
     Basic                  $   0.08     $   0.11     $   0.12      $   0.17
     Diluted                $   0.07     $   0.10     $   0.11      $   0.15



 Quarterly/1998                  1st          2nd          3rd           4th
-----------------------------------------------------------------------------

Revenues
  Product                   $ 25,426     $ 23,480     $ 24,143      $ 30,141
  License and royalty          8,676        7,881        7,935         8,079
-----------------------------------------------------------------------------
Total revenues                34,102       31,361       32,078        38,220

Gross profits                 16,330       10,801       13,238        15,081
Operating income               6,004          370        2,633         3,803
Net income                     4,703        1,053        2,506         3,574
Net income per share
     Basic                  $   0.09     $   0.02     $   0.05      $   0.07
     Diluted                $   0.08     $   0.02     $   0.05      $   0.07

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this discussion and analysis are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are set forth in "Factors That May Affect Future Results." The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

Overview

    SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In 1999, the percentage of our product sales attributable to the consumer electronics market, particularly sales of CompactFlash for use in digital camera applications, continued to grow. This increase in sales to the consumer market resulted in a further shift in sales mix to products with average capacities between 8 and 64 megabytes, which typically have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our CompactFlash products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consumer market will continue to represent a majority of our sales as the popularity of consumer applications, including digital cameras, increases.

    Our  operating  results are  affected by a number of factors  including  the volume of product sales, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, the timing of significant orders, competitive pricing pressures, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. In addition, as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become subject to seasonal declines in the first quarter of each year. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly" and "-There is Seasonality in Our Business."

    Beginning in late 1995, we adopted a strategy of licensing our flash technology, including our patent portfolio, to selected third party manufacturers of flash products. To date, we have entered into patent cross-license agreements with several companies, and intend to pursue opportunities to enter into additional licenses. Our current license agreements provide for the payment of license fees, royalties, or a combination thereof. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

    We market our products using a direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. We expect that sales through the retail channel will comprise an increasing share of total revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. We do not recognize revenues from these sales until the products are sold to the end customers. See "Item 1:
Business - Sales and Distribution."

    Historically, a majority of our sales have been to a limited number of customers. Product sales to our top 10 customers accounted for approximately 57%, 59% and 67%, respectively, of our product revenues for 1999, 1998 and 1997. In addition, in 1999 and 1998 revenues from one customer exceeded 10% of total revenues. No single customer accounted for greater than 10% of total revenues in 1997. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. We have also experienced significant changes in the composition of our customer base from year to year and expect this pattern to continue as market demand for such customers' products fluctuates. The loss of, or significant reduction in purchases by major customers, could have a material adverse effect on our business, financial condition and results of operations. See "Factors That May Affect Future Results - Sales to a Small Number of Customers Represent a Significant Portion of Our Revenues" and "Business - Sales and Distribution."

    All of our products require silicon wafers, which are currently manufactured by UMC in Taiwan. Industry wide demand for semiconductors increased significantly in 1999, due to increased demand in the consumer electronics and cellular phone markets. This increased demand is expected to continue in 2000 causing supply to become constrained and prices to increase. Under our wafer supply agreements, there are limits on the number of wafers we can order and our ability to change that quantity is restricted. Accordingly, our ability to react to significant fluctuations in demand for our products is limited. If customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain adequate quantities of flash memory wafers with acceptable prices and yields from our current and future wafer foundries, our business, financial condition and results of operations could be harmed. If customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. We have from time to time taken write downs for excess inventories. For example, in the second quarter of 1998, our product gross margins were negatively impacted by such an inventory write down. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter to quarter basis. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly."

    Export sales are an important part of our business, representing 53%, 56% and 57% of our total revenues in 1999, 1998, and 1997, respectively. Our sales may be impacted by changes in economic conditions in our international markets. For example, in 1998, product sales to Japan declined 19% from the prior year, due in part to the Asian economic crisis. While a majority of our revenues from sales to Japan and other Asian countries are derived from OEM customers who plan to export a portion of their products to countries outside of Asia, economic conditions in Asia may continue to adversely effect our revenues to the extent that demand for our products in Asia declines. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, our products may be relatively more expensive in Asia, which could result in a decrease our sales in that region. We may also experience pressure on our gross margins as a result of increased price competition from Asian competitors. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions which could affect our business, financial condition and results of operations. See "Factors That May Affect Future Results - Our international operations make us vulnerable to changing conditions and currency fluctuations."

    For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including development of future generations of D2 flash and advanced technology wafers. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. In addition, if the industry wide supply of flash memory products grows faster than customer demand, we could experience increased price competition in the future, which could result in decreased average selling prices and lower gross margins. See "Factors That May Affect Future Results -We Must Achieve Acceptable Manufacturing Yields."


Results of Operations


    PRODUCT REVENUES. In 1999, our product revenues increased 99% to $205.8 million from $103.2 million in 1998. The increase consisted of an increase of 157% in unit sales, which was partially offset by a 22% decline in average selling prices. In 1999 the largest increase in unit volume came from sales of CompactFlash which represented 61% of product revenues and MultiMediaCard products which represented 7% of product revenues. A shift in product mix to higher capacity cards in 1999 partially offset a decline in the average selling price per megabyte of capacity shipped. In 1999, the average megabyte capacity per unit shipped increased 65% while the average selling price per megabyte of flash memory shipped declined 52% compared to the prior year. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average selling prices and gross margins.

      In 1998, our product revenues were $103.2 million, a decline of 2% from $105.7 million in 1997. The 1998 decrease consisted of an increase in unit shipments of 34% which was offset by a decline in average selling prices of 28%. In 1998, the largest increase in unit volume came from sales of CompactFlash products, primarily for use in digital cameras and other consumer electronics applications. CompactFlash products represented approximately 50% of product revenues in 1998.

    SanDisk's backlog at the end of 1999 was $157.2 million compared to $13.4 million in 1998 and $18.6 million in 1997. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly" and "-There is Seasonality in Our Business."

    LICENSE AND ROYALTY REVENUES. We currently earn patent license fees and royalties under seven cross-license agreements with Hitachi, Intel, Sharp, Samsung, SmartDisk, SST and Toshiba. License and royalty revenue from patent cross-license agreements was $41.2 million in 1999, up from $32.6 million in 1998 and $19.6 million in 1997. The increase in license and royalty revenues in 1999 was primarily due to an increase in patent royalty revenues. The increase in license and royalty revenues in 1998 was partially due to the recognition of a full year of revenues under the Hitachi, Toshiba and Samsung agreements, which were entered into in the third quarter of 1997. Revenues from licenses and royalties were 17% of total revenues in 1999, 24% in 1998 and 16% in 1997.

    GROSS PROFITS. In fiscal 1999, gross profits increased to $94.8 million, or 38.4% of total revenues from $55.5 million, or 40.8% of total revenues in 1998 and $53.0 million, or 42.3% of total revenues in 1997. In 1999, product gross margins increased to 26.1% of product revenues from 22.2% in 1998 primarily due to the lower cost per megabyte of our 256 megabit and 128 megabit flash memory products, which began shipping in volume in the second half of 1999. We expect product gross margins to improve from the 1999 level in the first quarter of 2000 as we transition to our 256 megabit technology for the majority of our product sales.

    In 1998, the growth in overall gross profits resulted from an increase in license and royalty revenues, which was partially offset by a decline in gross profit from product sales. Product gross profits declined as a percentage of product revenues to 22.2% in 1998 compared to 31.6% in 1997 primarily due to competitive pricing pressures.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased to $26.9 million in 1999 from $18.2 million in 1998 and $13.6 million in 1997. As a percentage of revenues, research and development expenses represented 10.9% in 1999, 13.4% in 1998 and 10.8% in 1997. In 1999 and 1998,
the increase in research and development expenses was primarily due to an increase in salaries and payroll-related expenses associated with additional personnel and higher project related expenses. Increased depreciation due to capital equipment additions also contributed to the growth in research and development expenses in both years. We expect research and development expenses to continue to increase, in absolute dollars and perhaps as a percentage of revenue, to support the development of new generations of flash data storage products, including the proposed 512 megabit and 1gigabit flash memory co-development and manufacturing joint venture with Toshiba. If we successfully enter into a definitive agreement with Toshiba, we expect the incremental research and development expenses related to the Toshiba joint development project to be in the range of $6.0 million to $8.0 million in fiscal 2000.

    SALES AND MARKETING. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses increased to $25.3 million in 1999 from $16.9 million in 1998 and $12.6 million in 1997. The increase in 1999 was primarily due to increased salaries and payroll related expenses and increased commission expenses due to higher product revenues and increased marketing expenses. The increase in 1998 was primarily due to increased marketing and sales expenses related to the development of the retail channel. Increased salaries and payroll related expenses associated with additional personnel also contributed significantly to the increase in 1998. Sales and marketing expenses represented 10.2% of total revenues in 1999 compared to 12.5% in 1998 and 10.0% in 1997. We expect sales and marketing expenses to increase as sales of our products grow and as we further develop the retail channel for our products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $12.6 million in 1999 compared to $7.5 million in 1998 and $7.1 million in 1997. The increase in 1999 was primarily due to higher salaries and payroll related expenses, increased legal fees and an increase in the allowance for doubtful accounts. The increase in 1998 was primarily due to increased consulting expenses related to the implementation of our new management information system and an increase in the allowance for doubtful accounts. General and administrative expenses represented 5.1% of total revenues in 1999 compared to 5.5% in 1998 and 5.7% in 1997. We expect general and administrative expenses to increase as our general and administrative functions grow to support our overall growth. General and administrative expenses could also increase substantially in the future if we pursue additional litigation to defend our patent portfolio. See "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation."

    INTEREST INCOME. Interest income was $8.3 million in 1999 compared to $5.3 million in 1998 and $3.7 million in 1997. The increase in 1999 is primarily due to higher interest income in the fourth quarter due to the investment of the proceeds from the sale of common stock in our November 1999 follow-on public offering. The increase in 1998 is primarily due to higher investment balances as a result of the investment of the proceeds from the sale of common stock in our November 1997 follow-on public offering.

    OTHER INCOME (LOSS) , NET. Other income (loss), net was $1.3 million in 1999 compared to $374,000 in 1998 and ($1,000) in 1997. The increases in 1999 and 1998 were primarily due to increased foreign currency transaction gains of $1.1 million and $412,000, respectively.

    PROVISION FOR INCOME TAXES. Our 1999, 1998 and 1997 effective tax rates were approximately 33.0%, 36.0% and 15.0%, respectively. Our 1999 effective tax rate was lower than our 1998 rate due to benefits from federal and state tax credits. Our 1998 tax rate is substantially higher than our 1997 rate due to the utilization of all remaining federal and state tax credit carryforwards in 1997.

Liquidity and Capital Resources

    As of December 31, 1999, we had working capital of $482.8 million, which included $146.2 million in cash and cash equivalents and $311.0 million in short-term investments. Operating activities provided $17.0 million of cash in 1999 primarily from net income, an increase in accounts payable of $23.8 million and an increase in accrued liabilities of $23.7 million, which were partially offset by an increase in accounts receivable of $33.6 million, as a direct result of increased sales in the fourth quarter, and an increase in inventory of $26.8 million to support anticipated levels of growth. Cash provided by operations was $15.1 million in 1998 and $29.3 million in 1997.

    Net cash used in investing activities of $214.4 million in 1999 included $21.4 million of capital equipment purchases and net purchases of investments of $193.0 million. In 1998, net cash used in investing activities of $23.0 million consisted of a second investment in the USIC foundry of $10.9 million, $7.5 million of capital equipment purchases and net purchases of investments of $4.6 million. In 1997, net cash used in investing activities of $108.9 million consisted of net purchases of investments of $59.0 million, an investment of $40.3 in the USIC foundry and $9.6 million of capital equipment purchases.

    In 1999, financing activities provided $328.2 million of cash including $320.3 million from the net proceeds of the sale of common stock in our November 1999 follow-on stock offering and $7.9 million from the sale of common stock through the SanDisk stock option and employee stock purchase plans. During 1998, cash provided by financing activities of $2.4 million was primarily from the sale of common stock through the SanDisk stock option and employee stock purchase plans. Financing activities provided $81.2 million of cash in 1997, primarily from the sale of common stock in our November 1997 follow-on stock offering.

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

    Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future. We expect operating expenses to continue to increase as a result of the need to hire additional personnel to support expected growth in sales unit volumes, sales and marketing efforts and research and development activities, including our proposed collaboration with Toshiba providing for the joint development of 512 megabit and 1 gigabit flash memory chips. We believe the existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next twelve months.

    On January 3, 2000, the USIC foundry was merged into UMC. We previously invested $51.2 million in USIC. In exchange for our USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344 million ($204 million after-tax). All the UMC shares we received as a result of the merger are subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions will expire on one-half of the shares six months after the date of the merger. The remaining shares will become available for sale over a two year period beginning in January 2002. When the shares are ultimately sold, it is likely that we will report additional gains or losses. To the extent we can liquidate the UMC shares, we will plan to use such funds to support our operations and capital expenditures.

Impact of Currency Exchange Rates

    A portion of our revenues are denominated in Japanese Yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At December 31, 1999, two forward contracts with notional amounts of $8.2 million were outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Impact of Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of our minimal use of derivatives, we do not anticipate that the adoption of the new Statement will have a significant effect on our earnings or financial position, however, we are in the process of studying the actual impact.

Year 2000 Readiness Disclosure

    Year 2000 problems are the result of common computer programming techniques that result in systems that do not function properly when manipulating dates later than December 31, 1999. The issue is complex and wide-ranging. The problem may affect transaction processing computer applications we use for accounting, distribution, manufacturing, planning and communications. The problem may also affect embedded systems such as building security systems, machine controllers and production testing equipment. Year 2000 problems with these systems may affect the ability or efficiency with which we can perform many significant functions, including but not limited to order processing and fulfillment, material planning, product assembly, product testing, invoicing and financial reporting. We have not to date experienced any material impact in any of these areas. The Year 2000 problem may also affect the computer systems of our suppliers and customers, potentially disrupting their operations. Year 2000 problems with our business partners may impact our sources of supply and demand.

    Year 2000 Readiness. We conducted a Year 2000 risk management program to assess the impact of the Year 2000 issue on us, and to coordinate remediation activities. We completed the evaluation of our products for Year 2000 compliance in the third quarter of 1998. Our storage and connectivity products are used as components in a variety of host systems. The firmware, operating system and application software of these host systems are designed and manufactured by others. We make no claim with regard to the Year 2000 readiness of host systems designed by others in which our products are used. In addition, independent system designers make derivative works from our Host Developer's Toolkit source code product. We make no claims with regard to the Year 2000 readiness of host firmware and operating systems designed by others that contain derivative works of the Toolkit.

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

       Our assessment of Year 2000 risks related to material suppliers, customers and other third parties is complete. Inquiries were made of all critical suppliers and an assessment of their Year 2000 readiness was the basis for strategic decisions regarding alternate material sourcing and/or increasing inventory safety stocks. We also attempted to contact our significant customers regarding their Year 2000 readiness in order to understand the potential for any disruptions in their ordering patterns.

    Year 2000 Risk Management Program Costs. The cost of the Year 2000 project related to upgrading our core management information system was approximately $1.0 million, $400,000 of which was related to the purchase of software and hardware which was capitalized. Upgrading application software and replacing non-compliant personal computer systems cost an additional $175,000. The majority of these costs would have been incurred, in spite of Year 2000 issues, due to the need to upgrade our management information system, application software and personal computers to support our growth. Our Year 2000 remediation projects were funded from operating cash flows. No material projects were deferred in order to complete our Year 2000 assessment and remediation projects.

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

o        changes in our distribution channels;

o        timing of license and royalty revenue;

o fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization;

o availability of sufficient silicon wafer foundry capacity to meet customer demand;

o excess capacity of flash memory from our competitors and our own new flash wafer capacity;

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

o natural disasters affecting the countries in which we conduct our business, particularly Taiwan, Japan and the United States;

o        difficulty of forecasting and management of inventory levels; and

o        expenses related to obsolescence of unsold inventory.

    Difficulty of estimating silicon wafer needs

    When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories which could harm our gross margins and operating results. For example, in the second quarter of 1998, our product gross margins declined to 12% from 30% in the previous quarter due in part to a write down of inventory to reflect net realizable value. If we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers which could harm our product revenues. Because our largest volume product, CompactFlash, is sold into an emerging consumer market, it has been difficult to accurately forecast future sales. A substantial majority of our quarterly sales have historically been from orders received and fulfilled in the same quarter. In addition, our product order backlog may fluctuate substantially from quarter to quarter.

    Anticipated growth in expense levels

    We increased our expense levels in 1999 to support our growth. We expect operating expenses to continue to increase in fiscal 2000 as a result of the need to hire additional personnel to support expected growth in sales unit volumes, sales and marketing efforts and research and development activities, including our recently announced collaboration with Toshiba providing for the joint development of 512 megabit and 1 gigabit flash memory chips. For example in fiscal 2000, the incremental research and development expenses related to the proposed Toshiba joint development project are expected to be in the range of $6 million to $8 million. In addition, we have significant fixed costs and we cannot readily reduce these expenses over the short term. If revenues do not increase proportionately to operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be harmed.

    Variability of average selling prices and gross margin

    Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras, become more popular. Dependence on CompactFlash sales, together with lower pricing caused by increased competition, caused average unit selling prices to decline 22% during fiscal 1999 compared to a decline of 28% during fiscal 1998. We expect this trend to continue.

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

In transitioning to new processes and products, we face production and market acceptance risks.

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

    128 megabit technology

    We began shipments of 128 megabit products in the second quarter of 1999. In the third quarter of 1999, we accelerated the production ramp up of our 128 megabit flash memory technology to meet increased demand. In the third quarter of 1999, during the production ramp up of our 128 megabit technology, lower than anticipated yields contributed to a decline in gross margins. If we experience unplanned yield problems on our 128 megabit technology in the future, we may be unable to meet our customers' demand for high capacity MultiMediaCard and CompactFlash products which could result in lost sales and reduced revenues. In addition, our gross margins may be harmed by any problems we encounter in the production of our 128 megabit flash memory. We plan to decrease production of our 128 megabit products in the second quarter of 2000 as we ramp up production of our 256 megabit products.

    D2 flash technology

    We have developed new products based on D2 flash technology, a new flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as D2 flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced product availability. We may not be able to manufacture future generations of our D2 products with yields sufficient to result in lower costs per megabyte. In fiscal 2000, we expect to increase production of our 256 megabit flash memory technology, which has a lower cost per megabyte than the 128 megabit technology. If we are unable to bring future generations of our 256 megabit flash memory into full production as quickly as planned or if we experience unplanned yield problems, we will not be able to meet our customers' forecasted demand, which would result in lost sales, reduced revenues and reduced margins.

    MultiMediaCard products

    We expect to increase the MultiMediaCard product family production volumes in the first quarter of 2000. This product presents new challenges in assembly and testing. In the third quarter of 1999, during the MultiMediaCard production startup phase, we experienced fluctuations in yields which reduced MultiMediaCard product availability, increased manufacturing costs and reduced product margins for this product family. We are currently unable to meet customer demand for MultiMediaCard products. This is primarily due to demand exceeding previous forecasts from our customers and the lead time required to adjust our levels of manufacturing to support changes in demand. We have not yet achieved the production assembly yields necessary for high volume production.

    Secure Digital Memory Card products

    In the third quarter of 1999, we announced a memorandum of understanding under which we, along with Matsushita and Toshiba, will jointly develop and promote the Secure Digital Memory Card. The Secure Digital Memory Card is an enhanced version of our MultiMediaCard that will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We expect to begin shipping our Secure Digital Memory Card products in the second quarter of 2000. Negotiations for a definitive agreement concerning this collaboration are underway, but we cannot assure you that these negotiations will be successful or that we, Matsushita and Toshiba will enter into a definitive agreement.

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

       All of our products require silicon wafers. We rely on UMC in Taiwan to supply all of our silicon wafers. We depend on UMC to allocate a portion of its capacity to our needs, produce acceptable quality wafers with acceptable manufacturing yields and deliver our wafers on a timely basis at a competitive price. If UMC is unable to satisfy these requirements, our business, financial condition and operating results may suffer. For example, in September 1999, both UMC foundries producing our flash memory wafers were damaged and temporarily shut down by an earthquake in Taiwan. As a result, approximately 10% of our silicon wafers in production at the time of the earthquake had to be discarded and no new wafers could be manufactured for 11 days, resulting in the loss or destruction of a portion of our fourth quarter 1999 wafer supply. Future earthquakes, aftershocks or other natural disasters in Taiwan could preclude us from obtaining an adequate supply of wafers to fill customer orders, and could significantly harm our business, financial condition and results of operations.

    Industry-wide demand for semiconductor wafers has increased significantly due to increased demand in the consumer electronics and cellular phone markets. Increased demand for advanced technology silicon wafers is increasing the price of these wafers as supply becomes constrained. We expect this trend to continue throughout 2000 which could adversely impact the rate of growth of our business, either through reduced supply, higher wafer prices or a combination of the two.

     In January 2000, the USIC foundry was merged into UMC. Before the merger, we owned 10% of USIC, had the right to appoint one of its directors and were entitled to 12.5% of its total wafer production. As a result of the merger, we received UMC shares in exchange for our USIC shares. However, we will not have a right to a seat on the board of directors of the combined company. We have received assurances from the senior management of UMC that it intends to continue to supply us the same wafer capacity at the prices we currently enjoy under our agreement with USIC. However, there can be no assurance that we will be able to maintain our current wafer capacity and competitive pricing arrangement in our future supply negotiations with UMC.

    Under the terms of our wafer supply agreements with UMC, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month's forecast. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. In addition, in February 2000, we entered into a capacity and reservation deposit agreement with UMC. To reserve additional foundry capacity under this agreement, we paid UMC a reservation deposit. This deposit will be refunded to us on a quarterly basis, over the agreement term, if we purchase the full wafer capacity reserved for us. We may forfeit part of our deposit if we are unable to utilize our reserved capacity within four quarters of the end of the agreement term. If we are unable to obtain scheduled quantities of wafers with acceptable price and yields from any foundry, our business, financial condition and results of operations could be harmed.

The success of our business depends on emerging markets and new products.

     In order for demand for our products to grow, the markets for new products that use CompactFlash and the MultiMediaCard, such as portable digital music players and smart phones, must develop and grow. If sales of these products do not grow, our revenues and profit margins could level off or decline.

     Because we sell our products for use in many new applications, it is difficult to forecast demand. For example, in 1999, demand for our 32 megabyte capacity MultiMediaCard for use in portable digital music players grew faster than anticipated and we were unable to fill all customer orders during the quarter. Although we are increasing production of the MultiMediaCard, if we are unable to fulfill customer demand for these products in the future, we may lose sales to our competitors.

      Secure Digital Memory Card products

    In the third quarter of 1999, we announced a collaboration under which we will jointly develop our Secure Digital Memory Card, an enhanced version of our MultiMediaCard, which will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We expect to begin shipping our Secure Digital Memory Cards in 32 and 64 megabyte capacities in the second quarter of 2000. The Secure Digital Memory Card is slightly thicker and uses a different interface than our MultiMediaCard. Because of these differences, the Secure Digital Memory Card will not work in current products that include a MultiMediaCard slot. In order for the market for our Secure Digital Memory Card to develop, manufacturers of digital audio/video and portable computing products must include a Secure Digital Memory Card compatible slot in their products and acquire a license to the security algorithms. If OEMs do not incorporate Secure Digital Memory Card slots in their products or do not buy our Secure Digital Memory Cards, our business, financial condition and results of operations may be harmed. In addition, consumers may postpone or altogether forego buying products that utilize our MultiMediaCard and CompactFlash cards in anticipation of new products that will incorporate the Secure Digital Memory Card. If this occurs, sales of our MultiMediaCard and CompactFlash products may be harmed. The main competition for the Secure Digital Memory Card is expected to come from the Sony Memory Stick. Sony has substantially greater financial and other resources than we do and extensive marketing and sales channels and brand recognition. We cannot assure you that our Secure Digital Memory Card will be successful in the face of such competition.

     In addition, the market for portable digital music players is very new and it is uncertain how quickly consumer demand for these players will grow. If this market does not grow as quickly as anticipated or our customers are not successful in selling their portable digital music players to consumers, our revenues could be adversely affected. In addition, it is often the case with new consumer markets that after an initial period of new market formation and initial acceptance by early adopters, the market enters a period of slow growth as standards emerge and infrastructure develops. In the event that this occurs in the portable digital music player market or other emerging markets, sales of our products would be harmed.

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

    512 megabit and 1 gigabit scale flash memory card products

    In October 1999, we entered into a nonbinding memorandum of understanding with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. As part of this proposed collaboration, we and Toshiba plan to employ Toshiba's future 0.16 micron and 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk's multilevel cell flash and controller system technology. The development of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers is expected to be complex and may incorporate SanDisk and Toshiba technology that is still under development. We cannot assure you that we and Toshiba will successfully develop these new products or the underlying technology, or that any development will be completed in a timely or cost-effective manner. If we are not successful in any of the above, our business, financial condition and results of operations could suffer.

We may be unable to maintain market share.

    We may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors. Currently, our supply constraints are forcing some of our largest customers to seek alternate sources of supply to meet their growing flash memory product needs.

Our selling prices may be affected by future excess capacity in the market for flash memory products.

    Currently industry wide demand for flash memory products far exceeds the available supply. This is primarily driven by an explosion in the growth of cellular phones and internet appliances and the accelerating shift in consumer electronics from analog to digital devices. This strong demand had manifested itself in improved bookings visibility and a more stable pricing environment. All major flash memory suppliers, including SanDisk, are responding to this strong demand by significantly increasing investments in new advanced flash memory production capacity due to the broadly held assumption that our industry is entering a prolonged growth phase which will be able to absorb the new flash production output. If this assumption should prove to be erroneous, or if one or several of our target markets experience delays in anticipated growth, there may be excess supply in market for our products. This excess capacity, even if temporary in nature, could cause average selling prices to drop significantly, thereby adversely impacting our product gross margins and operating results in future quarters.

Our international operations make us vulnerable to changing conditions and currency fluctuations.

    Political risks

    Currently, all of our flash memory wafers are produced by two UMC foundries in Taiwan. We also use a third-party subcontractor in Taiwan for the assembly and testing of our MultiMediaCard products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and both countries have recently conducted military exercises in or near the other's territorial waters and airspace. The Taiwanese and Chinese governments may continue to escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or MultiMediaCard products by our Taiwanese foundries and subcontractor. See "-- We depend on our suppliers and third party subcontractors."

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

    Economic risks

    We price our products primarily in U.S. dollars. As a result, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. For example, our products are relatively more expensive in Asia because of the weakness of many Asian currencies relative to the US dollar. In addition, we currently invoice some of our customers in Japanese yen. Therefore, fluctuations in the Japanese yen against the U.S. dollar could harm our business, financial condition and results of operations. Similarly, the weakness of the Euro may make our products less competitive in Europe relative to Japanese flash memory suppliers.

    Our sales are also highly dependent upon global economic conditions. In fiscal 1998, sales to Japan declined to 31.6% of total product sales from 38.1% in 1997. In 1999, sales to Japan represented 22.4% of product revenue. We believe these declines were primarily due to the Japanese recession.

    General risks

Our international business activities could also be limited or disrupted by any of the following factors:

o        the need to comply with foreign government regulation;

o general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;

o natural disasters affecting the countries in which we conduct our business, particularly Taiwan and Japan;

o imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, particularly in China;

o longer payment cycles and greater difficulty in accounts receivable collection, particularly as we increase our sales through the retail distribution channel;

o        potentially adverse tax consequences;

o        less protection of our intellectual property rights; and

o        delays in product shipments due to local customs restrictions.


We depend on our suppliers and third party subcontractors.

    We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, we rely on UMC for all of our flash memory wafers. and NEC to supply certain designs of microcontrollers. In September 1999, both UMC foundries producing our flash memory wafers were damaged and temporarily shut down by an earthquake in Taiwan. In addition, due to industry-wide increasing demand for semiconductors, we have recently experienced resistance to price reductions from some of our important suppliers. See "--We depend on third party foundries for silicon wafers." In addition, we have begun to experience long order lead times on standard components due to high industry demand. Shortages of any of these standard components could result in higher manufacturing costs or lower revenues due to production delays or reduced product shipments. Additionally, where possible we are building buffer inventories of critical components. If we accumulate excess inventories or these buffer inventories become obsolete we will have to write down inventories which will adversely affect our gross margins and results of operations.

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

    During the second half of 1999, we transferred a substantial portion of wafer testing, packaged memory final testing, card assembly and card testing to Silicon Precision Industries Co., Ltd. in Taiwan and Celestica, Inc. in China. In fiscal 2000, we expect that they will be assembling and testing a majority of our mature, high-volume products. This increased reliance on subcontractors is expected to reduce manufacturing costs and give us access to increased production capacity. During the transition period, we will continue full operations at our Sunnyvale production facility while simultaneously transferring test equipment and training personnel of our subcontractors. However, we do not have sufficient duplicative production testing equipment at Sunnyvale and at our subcontractors. Therefore, any significant problems in this complex transfer of operations may result in a disruption of production and a shortage of product to meet customer demand in the first half of 2000 and beyond.

Continuing declines in our average sales prices may result in declines in our gross margins.

     In 1999, the average unit selling prices of our products declined 22% compared to 1998. In 1999, the average price per megabyte shipped declined 52% compared to 1998. Because flash data storage markets are characterized by intense competition and price reductions for our products are necessary to meet consumer price points, we expect that market-driven pricing pressures will continue. This will likely result in a further decline in average sales prices for our products. We believe that we can offset declining average sales prices by achieving manufacturing cost reductions and developing new products that incorporate more advanced technology, include more advanced features and can be sold at stable average gross margins despite continued declines in average selling price per megabyte. However, if we are unable to achieve such cost reductions and technological advances, this could result in lost sales and declining gross margins, and as a result, our business, financial condition and results of operations could suffer.

    The semiconductor industry is cyclical and we believe it is currently in a recovery from one of its most severe down cycles. During most of 1997 and 1998, the semiconductor industry experienced significant production over capacity, which reduced margins for substantially all flash memory suppliers. Currently the markets for our products are supply constrained and our selling prices have stayed relatively stable. There can be no assurance that this trend will continue throughout 2000.

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

o socket flash, linear flash and component manufacturers, such as Advanced Micro Devices, Inc., Atmel Corporation, Intel Corporation, Macronix International Co., Ltd., Micron Technology, Inc., Mitsubishi Electronic Corporation, Sharp Electronics Corporation and STMicroelectronics NV; and

o module or card assemblers, such as Lexar Media, Inc., M-Systems, Inc., Pretec Electronics Corp., Simple Technology Inc., Sony Corporation, Kingston Technology Company, Panasonic Consumer Electronic Company, Silicon Storage Technology, Inc., TDK Corporation, Matsushita Battery, Inc. Delkin Devices, Inc., Silicon Tek and Viking Components, Inc., who combine controllers and flash memory chips developed by others into flash storage cards.

In addition, over 25 companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe additional manufacturers will enter the CompactFlash market in the future.

    We have announced a memorandum of understanding under which we, Matsushita and Toshiba will jointly develop and promote a next generation flash memory card called the Secure Digital Memory Card. Under this agreement, Secure Digital Memory Card licenses will be granted to other flash memory card manufacturers, which will increase the competition for our Secure Digital Memory Card, CompactFlash and MultiMediaCard products. In addition, Matsushita and Toshiba will sell Secure Digital Memory Cards that will compete directly with our products. While other flash card manufacturers will be required to pay the SD Association license fees and royalties which will be shared between Matsushita, Toshiba and SanDisk. There will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital Memory Card. Thus we will forfeit potential royalty income from Secure Digital Memory Card sales by Matsushita and Toshiba.

    In October 1999, we entered into a nonbinding memorandum of understanding with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. We and Toshiba will each separately market and sell any products developed and manufactured under this relationship. Accordingly, we will compete directly with Toshiba for sales of these advanced chips and controllers.

    We have entered into patent cross-license agreements with several of our leading competitors including, Hitachi, Samsung, Toshiba, Intel and Sharp. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms which are favorable to us.

    Alternative storage media

    Competing products have been introduced that promote industry standards that are different from our CompactFlash and MultiMediaCard products, including Toshiba's SmartMedia, Sony Corporation's Memory Stick, Sony's standard floppy disk used for digital storage in its Mavica digital cameras, Panasonic's Mega Storage cards, Iomega's Clik drive, a miniaturized, mechanical, removable disk drive and M-Systems' Diskonchip for embedded storage applications and the Secure MultiMediaCard from Hitachi and Infineon. Each competing standard is mechanically and electronically incompatible with CompactFlash and MultiMediaCard. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, CompactFlash or MultiMediaCard will be eliminated from use in that product.

    In September 1998, IBM introduced the microdrive, a rotating disk drive in a Type II CompactFlash format. This product competes directly with our Type II CompactFlash memory cards, for use in high-end professional digital cameras. In October 1998, M-Systems introduced their Diskonchip 2000 Millennium product which competes against our Flash ChipSet products in embedded storage applications such as set top boxes and networking appliances.

    According to independent industry analysts, Sony's Mavica digital camera captured a considerable portion of the United States market for digital cameras in 1998 and 1999. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash, or any other flash cards. Our sales prospects for CompactFlash cards have been adversely impacted by the success of the Mavica. Recently, Sony has shifted its focus to the use of its flash Memory Stick in its latest digital camera models.

    Our MultiMediaCard products also have faced significant competition from Toshiba's SmartMedia flash cards and we expect to face similarly significant competition from Sony's Memory Stick. Sony has licensed its proprietary memory stick to other companies. If it is adopted and achieves widespread use in future products, sales of our MultiMediaCard and CompactFlash products may decline. Recently, Hitachi, Infineon, Sanyo and Fujitsu have proposed their Secure MultiMediaCard which provides the copy protection function that is included in our Secure Digital Memory Card. Should this initiative gain industry wide acceptance, it may reduce the widespread adoption of the Secure Digital Memory Card.

    Alternative flash technologies

    We also face competition from products based on multilevel cell flash technology such as Intel's 64 megabit and 128 megabit StrataFlash chips and Hitachi's 256 megabit multilevel cell flash chip. These products compete with our D2 multilevel cell flash technology. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In the second quarter of 1999, Intel announced their new 128 megabit multilevel cell chip and Hitachi began shipping customer samples of CompactFlash cards employing their new multilevel cell flash chip. In addition, Toshiba has begun customer shipments of 32 megabyte SmartMedia cards employing their new 256 megabit flash chip. Although Toshiba has not incorporated multilevel cell flash technology in their 256 megabit flash chip, their use of more advanced lithographic design rules may allow them to achieve a more competitive cost structure than that of our 256 megabit D2 flash chip.

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

    In 1999, we received more product revenue and shipped more units of products destined for consumer electronics applications, principally digital cameras, than for any other application. We believe that these products will encounter intense competition and be more price sensitive than products sold into our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and preference.

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

    More than half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 57%, 59%, and 67%, respectively, of our product revenues for 1999, 1998, and 1997. In fiscal 1999 one customer accounted for more than 10% of product sales. In fiscal year 1998, two customers each accounted for 10% or more of our product sales. If we were to lose any of these customers or experience any material reduction in orders from these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change.

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

There is seasonality in our business.

    Sales of our products, in particular the sale of CompactFlash products, in the consumer electronics applications market may be subject to seasonality. As a result, product sales may be impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In addition, in the past we have experienced a decrease in orders in the first quarter from our Japanese OEM customers primarily because most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. For example, our product revenues were 24% lower in the first quarter of 1998 than in the fourth quarter of 1997, mostly due to these seasonal factors.. Although we did not experience this seasonality in the first quarter of 1999 and are not able to fulfill all demand from our Japanese customers in the first quarter of 2000, we cannot assure you that we will not experience seasonality in the future.

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

o our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage; or

o       any of our products may infringe on the patents of other companies.

In addition, our competitors may be able to design their products around our patents.

    We intend to vigorously enforce our patents but we cannot be sure that our efforts will be successful. If we were to have an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation is likely to result in significant expense to us, as well as divert the efforts of our technical and management personnel. For example the Lexar litigation described below has resulted in cumulative litigation expenses of approximately $1.3 million.

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

    Litigation risks associated with our intellectual property

    From time to time, it may be necessary to initiate litigation against third parties to preserve our intellectual property rights. These parties could in turn bring suit against us. For example, in March 1998 we filed a complaint in federal court against Lexar Media, Inc. for infringement of one of our flash card patents. Lexar disputed this claim and asserted that our patent was invalid or unenforceable, as well as asserting various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. We have denied all of these counterclaims. In July 1998, the court denied Lexar's request to have the case dismissed. Discovery in this suit began in August 1998. On February 22, 1999, the court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in our patent at issue in the Lexar suit. On March 4, 1999, the court issued its ruling on the proper construction of the claim terms in our patent. On July 30, 1999, we filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe our patent. Lexar filed a motion for summary judgement that our patent is invalid in view of prior art. A hearing on both of these motions was held on March 17, 2000. Both matters were taken under submission by the court and we are waiting for the court's order on both motions. In August 1999, we had a mandatory settlement meeting with Lexar. No settlement was reached through this meeting. A trial date has not yet been set.

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

    The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example in the twelve month period ending December 31, 1999 our stock price has fluctuated from a low of $6.25 to a high of $50.31. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.


Item 7a.  Market Risk Disclosure Information

    Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $950,000 decline (less than 0.32%) in the fair value of our available-for-sale securities.

    Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established a hedging program. Currency forward contracts are utilized in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $575,000.

    All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at December 31, 1999.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SANDISK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents
                                                                          Page

Report of Ernst & Young LLP, Independent Auditors...................       39
Consolidated Balance Sheets.........................................       40
Consolidated Statements of Income...................................       41
Consolidated Statements of Stockholders' Equity.....................       42
Consolidated Statements of Cash Flows...............................       43
Notes to Consolidated Financial Statements..........................       44

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SanDisk Corporation

    We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              /s/ Ernst & Young LLP

San Jose, California

January 25, 2000

SanDisk Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

December 31,                                                  1999          1998
--------------------------------------------------------------------------------

ASSETS
Current assets:
      Cash and cash equivalents                          $ 146,170      $ 15,384
      Short-term investments                               311,049       119,074
      Accounts receivable, net of allowance for doubtful
         accounts of $1,871 in 1999 and $1,069 in 1998      52,434        18,818
      Inventories                                           35,679         8,922
      Deferred tax assets                                   17,000        15,900
      Prepaid expenses and other current assets              6,058         8,276
      --------------------------------------------------------------------------
      Total current assets                                 568,390       186,374

Property and equipment, net                                 31,788        17,542
Investment in foundry                                       51,208        51,208
Deposits and other assets                                    6,338           617
--------------------------------------------------------------------------------
Total assets                                             $ 657,724     $ 255,741
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                    $ 30,734      $  6,938
      Accrued payroll and related expenses                   8,259         3,768
      Income taxes payable                                   5,843         4,668
      Other accrued liabilities                             11,378         5,077
      Deferred revenue                                      29,383        27,452
      --------------------------------------------------------------------------
      Total current liabilities                             85,597        47,903
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $0.001 par value
         Authorized shares:  4,000,000
         Issued:  none                                           -             -
      Common stock, $0.001 par value
          Authorized shares: 125,000,000
          Issued and outstanding: 65,248,308 in 1999 and
              53,256,220 in 1998                                65            54
      Capital in excess of par value                       524,066       186,066
      Retained earnings                                     47,797        21,247
      Accumulated other comprehensive income                   199           471
      --------------------------------------------------------------------------
Total stockholders' equity                                 572,127       207,838
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $ 657,724     $ 255,741
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

Years Ended December 31,               1999            1998            1997
----------------------------------------------------------------------------

Revenues
     Product                     $  205,770      $  103,190      $  105,675
     License and royalty             41,220          32,571          19,578
----------------------------------------------------------------------------
Total revenues                      246,990         135,761         125,253

Cost of revenues                    152,143          80,311          72,280
----------------------------------------------------------------------------
Gross profits                        94,847          55,450          52,973
Operating expenses
     Research and development        26,883          18,174          13,577
     Sales and marketing             25,294          16,933          12,568
     General and administrative      12,585           7,533           7,148
----------------------------------------------------------------------------
Total operating expenses             64,762          42,640          33,293
----------------------------------------------------------------------------
Operating income                     30,085          12,810          19,680
Interest income                       8,280           5,307           3,661
Other income (loss), net              1,261             374             (1)
----------------------------------------------------------------------------
Income before taxes                  39,626          18,491          23,340
Provision for income taxes           13,076           6,655           3,501
----------------------------------------------------------------------------
Net income                       $   26,550      $   11,836      $   19,839
----------------------------------------------------------------------------
Net income per share
     Basic                       $     0.48      $     0.23      $     0.43
     Diluted                     $     0.43      $     0.21      $     0.40
----------------------------------------------------------------------------
Shares used in computing net income
   per share
     Basic                           55,834          52,596          45,760
     Diluted                         61,433          55,344          49,940
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                  Capital                Accumulated
                                                  Common               In                      Other           Total
                                                        Stock   Excess of  Retained    Comprehensive   Stockholders'
                                            Shares     Amount   Par Value  Earnings           Income          Equity
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                44,654      $  45    $ 98,188  $(10,428)        $      5      $   87,810

Net income                                       -          -           -    19,839                -          19,839
Unrealized gain on available for
      sale securities                            -          -           -         -               37              37
                                                                                                       -------------
Comprehensive income                                                                                          19,876
                                                                                                       -------------
Exercise of stock options for cash             714          1         583         -                -             584
Issuance of stock pursuant to
    employee stock purchase plan               252          -       1,189         -                -           1,189
Net exercise of common stock warrants          110          -           -         -                -               -
Sale of common stock, net of
     issuance costs                          6,000          6      79,411         -                -          79,417
Income tax benefit from stock
     options exercised                           -          -       2,498         -                -           2,498
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                51,730         52     181,869     9,411               42         191,374
Net income                                       -          -           -    11,836                -          11,836
Unrealized gain on available for
      sale securities                            -          -           -         -              429            429
                                                                                                       -------------
Comprehensive income                                                                                          12,265
                                                                                                       -------------
Exercise of stock options for cash           1,260          1         929         -                -             930
Issuance of stock pursuant to
    employee stock purchase plan               260          1       1,474         -                -           1,475
Net exercise of common stock warrants            6          -           -         -                -               -
Income tax benefit from stock
     options exercised                           -          -       1,761         -                -           1,761
Compensation expense related to
     modification of stock options               -          -          33         -                -              33
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                53,256         54     186,066    21,247              471         207,838
Net income                                       -          -           -    26,550                -          26,550
Unrealized loss on available for
      sale securities                            -          -           -         -            (272)           (272)
                                                                                                       -------------
Comprehensive income                                                                                          26,278
                                                                                                       -------------
Exercise of stock options for cash           1,766          2       6,107         -                -           6,109
Issuance of stock pursuant to
    employee stock purchase plan               268          -       1,807         -                -           1,807
Net exercise of common stock warrants           58          -           -         -                -               -
Sale of common stock, net of
     issuance costs                          9,900          9     320,277         -                -         320,286
Income tax benefit from stock
     options exercised                           -          -       9,809         -                -           9,809
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                65,248      $  65   $ 524,066   $47,797        $     199      $  572,127
---------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,                                      1999          1998          1997
-----------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                               $  26,550     $  11,836     $  19,839
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                          7,145         5,839         3,985
       Deferred tax asset                                   (1,100)        1,160       (16,055)
       Compensation related to modification of
             stock option terms                                  -            33             -
       Changes in assets and liabilities:
           Accounts receivable                             (33,616)         (247)       (7,643)
           Inventories                                     (26,757)        6,726        (6,018)
           Prepaid expenses and other current assets         2,959        (6,089)         (946)
           Deposits and other assets                        (5,721)          283            (9)
           Accounts payable                                 23,796        (7,174)        6,516
           Accrued payroll and related expenses              4,491          (906)        1,817
           Income taxes payable                             10,984         2,617         4,495
           Other accrued liabilities                         6,301         1,548           990
           Deferred revenue                                  1,931         (515)        22,315
-----------------------------------------------------------------------------------------------
  Total adjustments                                         (9,587)        3,275         9,447
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                   16,963        15,111        29,286
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of short-term investments                       (332,379)     (137,822)     (148,954)
Proceeds from short-term investments                       139,391       133,214        89,919
Acquisition of property and equipment                      (21,391)       (7,489)       (9,592)
Investment in foundry                                           -        (10,923)      (40,284)
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                     (214,379)      (23,020)     (108,911)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
Sale of common stock and warrants                          328,202         2,405        81,190
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                  328,202         2,405        81,190
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       130,786        (5,504)        1,565
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year              15,384        20,888        19,323
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                 $ 146,170     $  15,384     $  20,888
-----------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid for income taxes                                $  4,306      $  8,277     $  15,172
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements


Note 1:  Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

    SanDisk Corporation (the Company) was incorporated in Delaware on June 1, 1988, to design, manufacture, and market industry-standard, solid-state mass storage products using proprietary, high-density flash memory technology. The Company operates in one segment and serves customers in the consumer electronics, industrial, communications and highly portable computing markets. Principal geographic markets for the Company's products include the United States, Japan, Europe and the Far East.

Supplier and Customer Concentrations

    A limited number of customers historically have accounted for a substantial portion of the Company's revenues. In each of 1999 and 1998, one customer accounted for more than 10% of total revenues. In 1997, no single customer accounted for greater than 10% of total revenues. Sales of the Company's products will vary as a result of fluctuations in market demand. Further, the flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid technological obsolescence.

    Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. For example, all of the Company's products require silicon wafers which are currently supplied by United Microelectronics Corporation ("UMC') in Taiwan. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce wafers of acceptable quality and with acceptable manufacturing yields and to deliver those wafers to the Company on a timely basis. On occasion, the Company has experienced difficulties in each of these areas.

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

    In addition, certain key components, are purchased from single source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect upon its results of operations. We also rely on third-party subcontractors to assemble and test the memory components for our products. We have no long-term contracts with these subcontractors and cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems which could increase the manufacturing costs of our products and have adverse effects on our operating results.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation

    The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1999 ended on January 2, 2000 and was 53 weeks in length. Fiscal years 1998 and 1997 ended on December 27, 1998 and December 28, 1997, respectively and were each 52 weeks in length. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Transactions

    Foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash, accounts receivable and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operations accounts and nonmonetary balance sheet accounts are remeasured at the rate in effect at the date of transaction. The effects of foreign currency remeasurement are reported in current operations. See Note 2.

Reclassifications

    Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

Cash Equivalents and Short-Term Investments

    Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash equivalents and short-term investments consist of money market funds, taxable commercial paper, U.S. government agency obligations, corporate / municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock. The fair market value, based on quoted market prices, of cash equivalents and short-term investments is substantially equal to their carrying value at December 31, 1999 and 1998.

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

    All cash equivalents and short-term investments as of December 31, 1999 and 1998 are classified as available-for-sale securities and consist of the following:

                                                        December 31,
                                                        1999         1998
                                                  ----------     --------
                                                      (In thousands)
Cash equivalents:
  Money market fund                               $   21,853     $  1,389
  Commercial paper                                   117,769        9,178
  Corporate notes / bonds                                  -        2,251
                                                  ----------     --------
  Total                                           $  139,622     $ 12,818
                                                  ==========     ========


Short term investments:
  U.S. government agency obligations              $    2,969     $      -
  Municipal notes / bonds                            133,462       91,073
  Corporate notes / bonds                             58,969       12,550
  Commercial paper                                     4,009            -
  Auction rate preferred stock                       111,640       15,451
                                                  ----------     --------
  Total                                            $ 311,049     $119,074
                                                  ==========     ========

    Unrealized losses and gains on available-for-sale securities at December 31, 1999 and 1998 were ($536,000) and $471,000, respectively. Gross realized gains and losses on sales of available-for-sale securities during the years ended December 31, 1999 and 1998 were immaterial.

    Debt securities at December 31, 1999 and 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

                                                        December 31,
                                                        1999         1998
                                                  ----------     --------
                                                       (In thousands)
Short-term investments:
    Due in one year or less                       $  170,097     $ 93,983
    Due after one year through two years             140,952       25,091
                                                  ----------     --------
          Total                                   $  311,049     $119,074
                                                  ==========     ========

Inventories

    Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows:

                                                        December 31,
                                                        1999         1998
                                                  ----------     --------
                                                       (in thousands)

Raw materials                                     $   10,387     $  2,710
Work-in-process                                       20,708        3,818
Finished goods                                         4,584        2,394
                                                  ----------     --------
                                                  $   35,679     $  8,922
                                                  ==========     ========

    Given the volatility of the market, the Company writes down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such differences may have a material effect on the Company's financial position and results of operations.

Property and Equipment

    Property and equipment consist of the following:


                                                          December 31,
                                                        1999         1998
                                                  ----------     --------
                                                        (in thousands)

   Machinery and equipment                        $   47,004     $ 30,008
   Software                                            5,994        3,413
   Furniture and fixtures                              1,335        1,173
   Leasehold improvements                              3,772        2,120
                                                  ----------     --------
   Property and equipment, at cost                    58,105       36,714
   Accumulated depreciation and amortization         (26,317)     (19,172)
                                                  ----------     --------
   Property and equipment, net                    $   31,788     $ 17,542
                                                  ==========     ========


Depreciation and Amortization

    Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, generally two to seven years.

Investment in Foundry

    In 1997, the Company invested $40.3 million in United Silicon, Inc., ("USIC") a semiconductor manufacturing subsidiary of United Microelectronics Corporation in Taiwan ("UMC"). The transaction gave the Company an equity stake of approximately 10% in the facility (which is accounted for on the cost basis) and guaranteed access to approximately 12.5% of the wafer output from the facility. In 1998, the Company increased its investment by $10.9 million to retain its 10% ownership interest. No changes were made to the production agreement. In January 2000, the USIC foundry was merged into UMC. SanDisk received 111 million shares of UMC stock in exchange for its USIC shares. (See
Note 11).

Revenue Recognition

    Product revenue, less a provision for estimated sales returns, is recognized when title passes which is generally at the time of shipment. However, revenue on shipments to distributors and retailers, subject to certain rights of return and price protection, is deferred until the merchandise is sold by the distributors or retailers, or the rights expire.

    The  Company  earns  patent   license  and  royalty   revenue  under  patent
cross-license agreements with Hitachi Ltd., Intel Corporation, Samsung Electronics Company Ltd., Sharp Electronics Corporation, Silicon Storage Technology, Inc., SmartDisk Corporation and Toshiba Corporation. The Company's current license agreements provide for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

    Patent license and royalty revenue is recognized when earned. In 1999, 1998 and 1997, the Company received payments under these cross license agreements, portions of which were recognized as revenue and portions of which are deferred revenue. Recognition of deferred revenue is expected to occur in future periods as the Company meets certain obligations as provided in the various agreements.

Net Income Per Share

    The Company determines net income per share in accordance with Financial Accounting Standards Statement 128, "Earnings Per Share".

    The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                     1999       1998        1997
                                                  -------     -------    -------
Numerator:
      Numerator for basic and diluted
         net income per share - net income        $26,550     $11,836    $19,839
                                                  =======     =======    =======

Denominator for basic net income per share:
      Weighted average common shares               55,834      52,596     45,760
                                                  -------     -------    -------
Shares used in computing basic net income
per share                                          55,834      52,596     45,760
                                                  =======     =======    =======
Basic net income per share                        $  0.48     $  0.23    $  0.43
                                                  =======     =======    =======

Denominator for diluted net income per share:
      Weighted average common shares               55,834      52,596     45,760
      Employee stock options and warrants
           to purchase common stock                 5,599       2,748      4,180
                                                  -------     -------    -------
Shares used in computing diluted net income
per share                                          61,433      55,344     49,940
                                                  =======     =======    =======
Diluted net income per share                      $  0.43     $  0.21    $  0.40
                                                 ========     =======    =======


    Options and warrants to purchase 190,807; 1,802,886 and 514,016 shares of common stock in 1999, 1998 and 1997, respectively, have been omitted from the earnings per share calculation, as their effect is antidilutive.


Stock Based Compensation

    The Company accounts for employee stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Pro forma net income and net income per share disclosures are required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and are included in Note 4.

Impact of Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company, however, the Company is in the process of studying the actual impact.

    In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is still assessing the impact of SAB 101 on its consolidated results of operations, financial position and cash flows.

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

Off Balance Sheet Risk

    Certain of the Company's balance sheet accounts are denominated in Japanese Yen. The Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The Company has a foreign exchange contract line in the amount of $15.0 million at December 31, 1999. Under this line, the Company may enter into forward exchange contracts which require the Company to sell or purchase foreign currencies. Two forward exchange contracts in the notional amount of $8.2 million were outstanding at December 31, 1999. Foreign currency translation gains of $122,000 were deferred at December 31, 1999 in connection with these contracts as the contracts have been identified as hedging contracts. One forward exchange contract in the amount of $4.3 million was outstanding at December 31, 1998. Foreign currency translation losses of $34,000 were deferred at December 31, 1998 in connection with this forward contract.

    The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. The Company had net transaction gains (losses) of approximately $1,467,000, $412,000 and ($7,000) for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts are included in other income (loss), net, in the statement of income.

Note 3:  Commitments and Contingencies

Commitments

    The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2001. Future minimum lease payments under operating leases at December 31, 1999 are as follows:

Year Ending December 31,
(in thousands)
2000                    1,868
2001                    1,035
                      -------
Total                 $ 2,903
                      =======


    Rental expense under all operating leases was $2.1 million, $1.7 million and $1.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Contingencies

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

    In March 1998, the Company filed a complaint in federal court against Lexar Media, Inc. ("Lexar") for infringement of a fundamental flashdisk patent. Lexar has disputed the Company's claim of patent infringement, claimed SanDisk's patent is invalid or unenforceable and asserted various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. SanDisk has denied each of Lexar's counterclaims.In July 1998, the federal district court denied Lexar's request to have the case dismissed on the grounds the Company failed to perform an adequate prefiling investigation. Discovery in the Lexar suit commenced in August 1998. The claims construction phase commenced in February 1999. The Company intends to vigorously enforce its patents, but there can be no assurance that these efforts will be successful.

    On February 22, 1999, the court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in our patent at issue in the Lexar suit. On March 4, 1999, the court issued its ruling on the proper construction of the claim terms in our patent. On July 30, 1999, we filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe our patent. In December 1999, Lexar filed a counter motion for partial summary judgment for invalidity of our patent. Both motions were heard by the court on March 17, 2000 and the matters were taken under submission by the court. We are waiting for the court's ruling on both matters. In August 1999, we had a mandatory settlement meeting with Lexar. No settlement was reached through this meeting. A trial date has not yet been set.

   In May 1999, Lexar filed a complaint against us in federal court for claims of unfair competition, false advertising, trade libel and intentional and
negligent   interference  with  prospective   business  advantage.   In  Lexar's
complaint, Lexar alleged that statements by us regarding the comparative performance of our products and Lexar's in digital cameras were false, and further alleged that we had interfered with the certification of certain Lexar products by the CompactFlash Association. On July 1, 1999, we filed a motion to dismiss the Lexar complaint. Also, in July 1999, Lexar filed a motion for preliminary injunction seeking to stop certain advertising practices that Lexar alleges were misleading. On August 26, 1999, the parties executed and filed with the court a joint stipulation withdrawing our motion to dismiss and granting
Lexar permission to amend its complaint. Lexar has amended its complaint to remove any allegations and causes of action based on our alleged interference in certification by the CompactFlash Association. On September 17, 1999, the court conducted a hearing on Lexar's motion for preliminary injunction. On September 24, 1999, the court issued an order granting a limited preliminary injunction which enjoins us from using or implying certain terminology in advertising regarding the comparative performance of our memory products in digital cameras. On October 1, 1999, we filed counterclaims against Lexar asserting causes of action including unfair competition and false advertising under both federal and California law. Although we cannot predict the ultimate outcome of the case, we believe that Lexar's claims are without merit and that we have meritorious counterclaims against Lexar.

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

Note 4:  Stockholders' Equity

Stock Benefit Plan

    The 1989 Stock Benefit Plan, in effect through August 1995, comprised two separate programs, the Stock Issuance Program and the Option Grant Program. The Stock Issuance Program allowed eligible individuals to immediately purchase the Company's common stock at a fair value as determined by the Board of Directors. Under the Option Grant Program, eligible individuals were granted options to purchase shares of the Company's common stock at a fair value, as determined by the Board of Directors, of such shares on the date of grant. The options generally vest over a four-year period, expiring no later than ten years from the date of grant. Unexercised options are canceled upon the termination of employment or services. Options that are canceled under this plan will be available for future grants under the 1995 Stock Option Plan. There were no shares available for option grants under the 1989 Stock Benefit Plan at December 31, 1999.

1995 Stock Benefit Plan

     The 1995 Stock Option Plan provides for the issuance of incentive stock options and nonqualified stock options. Under this plan, the vesting and exercise provisions of option grants are determined by the Board of Directors. The options generally vest over a four-year period, expiring no later than ten years from the date of grant.

    On July 17, 1998, the Board of Directors approved an option cancellation/regrant program. Under the cancellation/regrant program, employees could elect to exchange their stock options with exercise prices in excess of $6.00 per share for new options priced at $5.00 per share, the market price of the Company's common stock on the date of implementation, August 21, 1998. Under the new options, shares become exercisable six to twelve months later than under the old higher-priced options. The new options have a maximum term of ten years from the August 21, 1998, grant date. Officers and directors of the Company were not eligible for participation in the option cancellation/regrant program. Options covering a total of approximately 1,806,846 shares were canceled and regranted in connection with the program. The number of options shown as granted and canceled in the table below reflect this exchange of options. Such options had a weighted average exercise price before repricing of $10.3305, and the new options were granted at an exercise price of $5.00.

    In May 1999, the stockholders increased the shares available for future issuance under the 1995 Stock Benefit Plan by 7,000,000 shares and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to four and thirty-six hundredths percent (4.36%) of the total number of shares outstanding on the last trading day in

December in the immediately preceding calendar year, but in no event will any such annual increase exceed 4,000,000 shares.

1995 Non-employee Directors Stock Option Plan

    In August 1995, the Company adopted the 1995 Non-employee Directors Stock Option Plan (the Directors' PlanUnder this plan, automatic option grants are made at periodic intervals to eligible non-employee members of the Board of Directors. Initial option grants vest over a four-year period. Subsequent annual grants vest one year after date of grant. All options granted under the Non-employee Directors Stock Option Plan expire ten years after the date of grant. In May 1999, the stockholders increased the shares available for future issuance under the 1995 Non-Employee Directors Stock Option Plan by 400,000 and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to two tenths of one percent (0.2%) of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 200,000 shares. At December 31, 1999, the Company had reserved 800,000 shares for issuance under the Directors' Plan and a total of 368,000 options had been granted at exercise prices ranging from $4.75 to $15.2188 per share.

    A summary of activity under all stock option plans follows:


                                               Total
                                            Available                             Weighted
                                           for Future             Total            Average
                                      Grant/ Issuance       Outstanding     Exercise Price

                                      ----------------    --------------    --------------
                                            (Shares in thousands)
  Balance at December 31, 1996                    644             6,288            $2.745
     Increase in authorized shares               5,100                 -
     Granted                                    (1,824)            1,824           $10.295
     Exercised                                       -              (716)           $0.815
     Canceled                                      290              (290)           $4.915
                                      ----------------    --------------
   Balance at December 31, 1997                  4,210             7,106            $4.79
                                      ----------------    --------------
     Granted                                    (4,444)            4,444            $5.97
     Exercised                                       -            (1,260)           $0.74
     Canceled                                    2,038            (2,038)          $10.04
                                      ----------------    --------------
   Balance at December 31, 1998                  1,804              8,252           $4.75
                                      ----------------    --------------
     Increase in authorized shares               7,400                 -
     Granted                                    (3,000)            3,000           $31.00
     Exercised                                       -            (1,766)           $3.47
     Canceled                                      308              (308)           $9.69
                                      ----------------    --------------
   Balance at December 31, 1999                  6,512              9,178           $9.50
                                      ================     ==============

    At December 31, 1999, options outstanding were as follows:

                                          Options Outstanding                               Options Exercisable
                         ------------------------------------------------------     ----------------------------------
                                    Number            Weighted                                 Number
                               Outstanding             Average         Weighted           Exercisable         Weighted
            Range of                 as of           Remaining          Average                 as of          Average
     Exercise Prices     December 31, 1999   Contractual Life   Exercise Price      December 31, 1999   Exercise Price

--------------------     -----------------   -----------------  ---------------     -----------------   --------------
$ 0.075 - $ 5.000                3,158,873                7.06          $3.6738             2,000,893          $3.0218
$ 5.094 - $ 6.375                2,568,148                8.21          $6.1155             1,020,628          $6.0525
$ 6.438 - $17.563                  848,266                8.59         $11.1795               308,936         $10.4085
$22.500 - $30.000                  684,000                9.67         $25.4940                     0          $0.0000
$31.188 - $41.031                1,918,932                9.91         $35.8804                     0          $0.0000
--------------------     -----------------   -----------------  ---------------     -----------------   --------------
$ 0.075 - $41.031                9,178,219                8.32         $13.4104             3,330,457          $4.6358


Employee Stock Purchase Plan

    In August 1995, the Company adopted the Employee Stock Purchase Plan (the Purchase Plan). In May 1999, the stockholders increased the shares available for future issuance under the Employee Stock Purchase Plan by 600,000 and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to forty-three hundredths of one percent (0.43%) of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 400,000 shares. Under the Purchase Plan, qualified employees are entitled to purchase shares through payroll deductions at 85% of the fair market value at the beginning or end of the offering period, whichever is lower. As of December 31, 1999, the Company had reserved 2,366,666 shares of common stock for issuance the Purchase Plan and a total of 964,870 shares had been issued.

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

    Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. For all grants subsequent to December 31, 1994 that were granted prior to the Company's initial public offering in November 1995, the fair value of these options was determined using the minimum value method with a weighted average risk free interest rate of 6.32% and an expected life of 5 years. The fair value for the options granted subsequent to the Company's initial public offering in November 1995 was estimated at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions: risk-free interest rates of 5.52%, 4.84% and 6.24% for 1999, 1998 and 1997, respectively; a dividend yield of 0.0%, a volatility factor of the expected market price of the Company's common stock of 0.888, 0.60 and 0.655 for 1999, 1998 and 1997 respectively; and a weighted-average expected life of the option of 5 years. The weighted average fair value of those options granted were $22.38, $3.325 and $6.225 for 1999, 1998 and 1997, respectively.

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

    Under the 1995 Employee Stock Purchase Plan participating employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 79% of eligible employees have participated in the plan in 1999 and 65% and 75% in 1998 and 1997, respectively. Under the Plan, the Company sold 269,092, 259,484 and 251,591 shares to employees in 1999, 1998 and 1997, respectively. Pursuant to APB 25 and related interpretations, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1999, 1998 and 1997: dividend yield of 0.0%; and expected life of 6 months; expected volatility factor of .98 and 1.16 in 1999, .65 and 1.02 in 1998 and 0.63 and 0.89 in 1997; and a risk free interest rate ranging from 5.35% to 6.08%. The weighted average fair value of those purchase rights granted in February 1997, August 1997, February 1998, August 1998, February 1999 and August 1999 were $1.71, $2.345, $3.5, $2.25, $6.01 and $17.72, respectively.

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                Years ended December 31,
                                          1999            1998             1997
                                   -----------     -----------      -----------
                                     (in thousands, except per share amounts)

Pro forma net income               $    16,213     $     5,178      $    17,156

Pro forma net income per share
     Basic                         $      0.29     $      0.10      $      0.37
     Diluted                       $      0.26     $      0.09      $      0.34


    Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1999.


Shareholder Rights Plan

    On April 21, 1997, the Company adopted a shareholder rights plan (the Rights Agreement). Under the Rights Agreement, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on April 28, 1997. The rights will expire on April 28, 2007 unless redeemed or exchanged. Under the Rights Agreement, each right will initially entitle the registered holder to buy one one-fiftieth of a share of Series A Junior Participating Preferred Stock for $250.00. The rights will become exercisable only if a person or group (other than Seagate Technology, Inc., which is permitted to own up to 25 percent of the outstanding common stock of the Company) acquires beneficial ownership of 15 percent or more of the  Company's  common  stock or  commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock.

Warrants

    The Company has periodically granted warrants in connection with the sale of its stock and certain lease and bank agreements. The Company had no warrants outstanding at December 31, 1999. During 1999, the Company issued 59,340 shares of common stock for no proceeds in the net issuance of shares upon the exercise of 64,246 warrants with an exercise price of $1.65 per share.

Stock Split

    On January 26, 2000, the Company's board of directors approved a 2-for-1 stock split, in the form of a 100% stock dividend, payable to stockholders of record as of February 8, 2000. The dividend was paid and the split was effected on February 22, 2000. Shares, per share amounts, common stock at par value and additional paid in capital have been restated to reflect the stock split for all periods presented.

Note 5:  Retirement Plan

    Effective January 1, 1992, the Company adopted a tax-deferred savings plan, the SanDisk 401(k) Plan, for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement.
Qualified employees may elect to make contributions to the plan on a monthly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $105,000 for the plan year ended December 31, 1999. No contributions were made by the Company for the years ended December 31, 1998 and 1997.


Note 6:  Income Taxes

    The provision for income taxes consists of the following:

                                                December 31,
                                         1999       1998        1997
                                      -------    -------     -------
                                            (in thousands)
Current:
      Federal                         $10,354    $ 1,413     $12,131
      State                             2,117        651       2,662
      Foreign                           4,105      2,936       5,263
                                      -------    -------     -------
                                       16,576      5,000      20,056
Deferred:
      Federal                          (2,600)     1,305     (13,205)
      State                              (400)       350      (3,350)
      Foreign                            (500)         -           -
                                      --------   -------     -------
                                       (3,500)     1,655     (16,555)
                                      --------   -------     -------
Provision for income taxes            $13,076    $ 6,655     $ 3,501
                                      ========   =======     =======


    The tax benefits associated with stock options reduces taxes currently payable as shown above by $9,809,000, $1,761,000 and $2,498,000 in 1999, 1998 and 1997, respectively. Such benefits are credited to capital in excess of par when realized.

    The Company's provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

                                                          December 31,
                                                  1999        1998         1997
                                                 -----       -----        -----
Federal statutory rate                           35.0%       35.0%        35.0%
State taxes, net of federal benefit                2.8         3.5        (1.9)
Research credit                                  (1.7)       (1.9)        (3.8)
Valuation allowance                                 --          --       (14.9)
Foreign tax in excess of U.S. rate                  --          --          0.4
Other individually immaterial items                0.8         5.5          0.2
Tax exempt interest income                       (3.9)       (6.1)           --
                                                 -----       -----        -----
                                                 33.0%       36.0%        15.0%
                                                 =====       =====        =====

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                         December 31,
                                      1999         1998
                                        (in thousands)

Deferred tax assets:
      Inventory reserves             $   3,400    $  2,700
      Deferred revenue                  10,600      10,300
      Accruals and reserves              3,500       2,900
      Other                              1,300           -
                                     ---------    --------
                                     $  18,800    $ 15,900
                                     =========    ========


Note 7:  Related Party Transactions

    The Company invested $51.2 million in United Silicon, Inc., a semiconductor manufacturing subsidiary of United Microelectronics Corporation in Taiwan. The transaction gave the Company an equity stake of approximately 10% in the facility (which was accounted for on the cost basis) and guarantees access to approximately 12.5% of the wafer output from the facility. In 1999 and 1998, the Company purchased wafers from USIC totaling approximately $22.8 million and $11.6 million, respectively. The amount payable to USIC for wafer purchases was $9.3 million and $0.2 million at December 31, 1999 and 1998, respectively. In January 2000, the USIC foundry was merged into UMC. SanDisk received 111 million shares of UMC stock in exchange for its USIC shares (See Note 11).

Note 8: Toshiba Joint Venture

    In October 1999, the Company entered into a nonbinding memorandum of understanding with Toshiba providing for the joint development and manufacturing of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. Further, the Company and Toshiba intend to form and fund a joint venture to equip and operate a silicon wafer manufacturing line in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. The Company, as part of its 50% ownership of the joint venture, expect to invest up to $150 million in cash and, if necessary, guarantee equipment lease lines for an additional $250 million. The Company does not expect any material revenues from the 512 megabit technology for at least one year and from the 1 gigabit technology for at least two years. A definitive agreement based upon this memorandum of understanding is being negotiated and is expected to be concluded in the second quarter of fiscal 2000, subject to final approval by the Company's board of directors and that of Toshiba.

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

    Geographic Information: Information regarding geographic areas for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                      Years Ended December 31,
                                     (In thousands)
Revenues:                               1999         1998        1997
                                    --------     --------    --------
     United States                  $116,922     $ 60,113    $ 53,820
     Japan                            62,176       46,276      51,677
     Europe                           22,674        9,810      10,774
     Other foreign countries          45,218       19,562       8,982
                                    --------     --------    --------
Total                               $246,990     $135,761    $125,253

Long Lived Assets:
     United States                  $ 25,442     $ 16,779    $ 15,422
     Japan                               261          445         246
     Europe                               20            9           3
     Other foreign countries          57,273       51,517      40,505
                                    --------     --------    --------
Total                                 82,996       68,750      56,176
                                    ========     ========    ========

Revenues are attributed to countries based on the location of the customers. Long lived assets in other foreign countries includes the investment in USIC of $51.2 million in 1999 and 1998 and $40.3 million in 1997.

Major Customers

    In 1999 and 1998, revenues from one customer represented approximately $28.0 million and $14.0 million, respectively, of consolidated revenues. In 1997, there were no customers who accounted for more than 10% of total revenue.

Note 10: Accumulated Other Comprehensive Income

    As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Comprehensive income consists of net income and other comprehensive income.

    Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and loses on available-for-sale marketable securities for all periods presented. The tax effects for other comprehensive income were immaterial for all periods presented.


                                             1999            1998          1997
                                                    (in thousands)
                                       ----------       ---------      --------

Accumulated other comprehensive
  income at beginning of year          $     471        $     42       $     5

Change of accumulated other
  comprehensive income
  during the year
     Unrealized gain (loss) on
     available-for-sale securities     $    (272)       $    429       $     37
                                       ----------       ---------      --------

Accumulated other comprehensive
  income at year end                   $     199        $    471       $     42
                                       ==========       =========      ========

Note 11: Subsequent Events

    On January 3, 2000, the USIC foundry was merged into UMC. The Company had invested $51.2 million in USIC. In exchange for its USIC shares, the Company received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344 million ($204 million after-tax). All of the UMC shares received by the Company are subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions will expire on one-half of the shares six months after the date of the merger. The remaining shares will become available for sale, over a two year period beginning in January 2002. When the shares are ultimately sold, it is likely that the Company will report additional gains or losses.





Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       Not applicable.

                                    PART III


Item 10.      Directors and Executive Officers of the REGISTRANT

    Directors. Reference is made to the information regarding directors appearing under the caption "Election of Directors" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2000, which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under "Executive Officers of the Registrant" in Part I of this10-K.


Item 11.      Executive Compensation

    The information required by this item is set forth under "Executive Compensation and Related Information" in our Proxy Statement for the Annual Meeting of Stockholders, which is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the Annual Meeting of Stockholders, which is incorporated herein by reference.


Item 13.      Certain Relationships and Related Transactions

    The information required by this item is set forth under "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in our Proxy Statement for the Annual Meeting of Stockholders, which is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of this report

         1) All financial statements

          Index to Financial Statements                               Page
                                                                      ----
          Report of Ernst & Young LLP, Independent Auditors           39
          Consolidated Balance Sheets                                 40
          Consolidated Statements of Income                           41
          Consolidated Statements of Stockholders' Equity             42
          Consolidated Statements of Cash Flows                       43
          Notes to Consolidated Financial Statements                  44-58

         2)  Financial statement schedules

          Index to Financial Statement Schedules
          Financial Statement Schedules
            II.    Valuation and Qualifying Accounts                  65

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

3)       Exhibits required by Item 601 of Regulation S-K

     Exhibit
     Number                                        Exhibit Title
3.1    Certificate of Incorporation of the Registrant, as amended to date./2/
3.2 Form of Amended and Restated Certificate of Incorporation of the Registrant./2/
3.3    Bylaws of the Registrant, as amended./2/
3.4    Form of Amended and Restated Bylaws of the Registrant/2/
3.5    Certificate  of  Designation  for  the  Series  A  Junior   Participating
       Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997./4/
4.1    Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4./2/
4.3 Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995./2/
4.5 Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993./2/
4.8 Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank./4/
4.9 First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant./11/
9.1 Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995./2/
10.10 License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988./2/
10.13  1989 Stock Benefit Plan./2/
10.14  1995 Stock Option Plan./2/
10.15  Employee Stock Purchase Plan./2/
10.16  1995 Non-Employee Directors Stock Option Plan./2/

10.18 Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996./3/
10.21 Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997./5/
10.23 Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997./1, 6/
10.24 Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995./1, 6/
10.25 Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997./1, 6/
10.27 Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997./7/
10.28 Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998./8/
10.29 Trade Finance Agreement between the Registrant and Union Bank of California, dated July 15, 1998./9/
10.30  1995 Stock Option Plan Amended and Restated as of December 17, 1998./12/
10.31 1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998./12/
10.32 1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998./12/
10.33 Second Amendment to Rights Agreement, between Harris Trust and the Registrant.
21.1   Subsidiaries of the Registrant.
23.1   Consent of Ernst & Young, LLP, Independent Auditors
27.1 Financial Data Schedule for the quarter ended December 31, 1999. (In EDGAR format only)
----------

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

 (b)  Reports on Form 8-K


         During the quarter ended December 31, 1999, we filed a current report on Form 8-K dated October 13, 1999, reporting our third quarter 1999 earnings, the Matsushita and Toshiba collaboration, the effects of the Taiwan Earthquake and developments regarding Seagate Technology, Inc.

               Consent of Ernst & Young LLP, Independent Auditors



We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-96298 and No. 333-32039) pertaining to the SanDisk Corporation 1995 Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan and Employee Stock Purchase Plan of SanDisk Corporation of our report dated January 25, 2000 with respect to the consolidated financial statements and schedule of SanDisk Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1999.



                                                        /s/ Ernst & Young LLP

San Jose, California
March 23, 2000

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SANDISK CORPORATION




                                       By:  /s/ Frank Calderoni
                                            ------------------------------
                                            Frank Calderoni
                                            Chief Financial Officer,
                                            Senior Vice President, Finance
                                            and Administration


DATED: March 23, 2000

                                POWER OF ATTORNEY

       KNOW ALL PEOPLE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Eli Harari and Frank Calderoni, jointly and severally, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

       Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

               Signature                          Title                                   Date


By:  /s/ Dr. Eli Harari            President, Chief Executive Officer                March 23, 2000
   ----------------------------
     (Dr. Eli Harari)                         and Director



By:  /s/ Irwin Federman                   Chairman of the Board                      March 23, 2000
   ----------------------------
     (Irwin Federman)



By:  /s/ Frank Calderoni                Chief Financial Officer,                     March 23, 2000
   ----------------------------       Senior Vice President, Finance and
     (Frank Calderoni)             Administration (Principal Financial
                                       And Accounting Officer)


By:  /s/ William V. Campbell                    Director                             March 23, 2000
   ----------------------------
     (William V. Campbell)


By:  /s/ Catherine P. Lego                      Director                             March 23, 2000
   ----------------------------
     (Catherine P. Lego)


By:  /s/ Dr. James D. Meindl                    Director                             March 23, 2000
   ----------------------------
     (Dr. James D. Meindl)


By:  /s/ Alan F. Shugart                        Director                             March 23, 2000
   ----------------------------
     (Alan F. Shugart)


                               SANDISK CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                Additions
                                    Balance at  Charged to            Balance at
                                     Beginning   Costs and     *            End
               Description           of Period    Expenses Deductions  of Period
 --------------------------------   ----------   --------- ---------- ----------
 Allowance for doubtful accounts:
     Year ended December 31, 1997    $    593     $    204  $     41    $    756
     Year ended December 31, 1998    $    756     $    345  $     32    $  1,069
     Year ended December 31, 1999    $  1,069     $    945  $    143    $  1,871

 *Write offs