Form 10-Q
period 2000-03-31
SANDISK CORP
filed 2000-05-17
CIK 1000180

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
    X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
--------- Exchange Act of 1934 For the quarterly period ended March 31, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000

       Common Stock, $0.001 par value                          66,558,905
       ------------------------------                          ----------
                    Class                                   Number of shares

                        SanDisk Corporation

                               Index



                   PART I. FINANCIAL INFORMATION

                                                                       Page No.
Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
            March 31, 2000 and December 31, 1999.......................... 3

        Condensed Consolidated Statements of Income
            Three months ended March 31, 2000 and 1999.................... 4

        Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 2000 and 1999.................... 5

        Notes to Condensed Consolidated Financial Statements.............. 6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk........29


                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................ 30

Item 2. Changes in Securities............................................ 30

Item 3. Defaults upon Senior Securities.................................. 30

Item 4. Submission of Matters to a Vote of Security Holders.............. 30

Item 5. Other Information................................................ 30

Item 6. Exhibits and Reports on Form 8-K................................. 31

        Signatures....................................................... 33

                          PART I. FINANCIAL INFORMATION
                               SanDisk Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

 ASSETS                                         March 31, 2000  December 31, 1999*
                                               ---------------- ------------------
                                                 (unaudited)
Current Assets:
   Cash and cash equivalents                          $ 107,558          $ 146,170
   Short-term investments                               353,145            312,278
   Investment in UMC                                    214,760                  -
   Accounts receivable, net                              78,884             52,434
   Inventories                                           35,231             35,679
   Deferred tax assets                                        -             17,000
   Prepaid expenses and other current assets              5,266              4,829
                                               ----------------  -----------------
Total current assets                                    794,844            568,390

Property and equipment, net                              31,919             31,788
Investment in UMC                                       197,688                  -
Investment in foundry                                         -             51,208
Deposits and other assets                                 9,460              6,338
                                               ----------------  -----------------
          Total Assets                              $ 1,033,911          $ 657,724
                                               ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                   $  31,347          $  30,734
   Accrued payroll and related expenses                   6,908              8,259
   Income taxes payable                                  11,715              5,843
   Other accrued liabilities                             15,331             11,378
   Deferred tax liability                                60,074                  -
   Deferred revenue                                      32,941             29,383
                                               ----------------  -----------------
Total current liabilities                               158,316             85,597

Deferred tax liability                                   68,317                  -
                                               ----------------  -----------------
          Total Liabilities                             226,633             85,597
                                               ----------------  -----------------

Stockholders' Equity:

Common stock                                            530,204            524,131
Retained earnings                                       277,074             47,996
                                               ----------------  -----------------
Total stockholders' equity                              807,278            572,127

          Total Liabilities and
                                               ================  =================
          Stockholders' Equity                      $ 1,033,911         $ 657,724
                                               ================  =================

The accompanying notes are an integral part of these condensed consolidated financial statements.
*  Information  derived  from the  audited  Consolidated Financial Statements.

                               SanDisk Corporation
                   Condensed Consolidated Statements of Income
                (In thousands, except per share data; unaudited)

                                                 Three months ended
                                                      March 31,
                                                 2000                   1999
                                      ---------------       ----------------
Revenues:
   Product                                  $  97,249              $  35,926
   License and royalty                         12,120                  8,210
                                      ---------------        ---------------
Total revenues                                109,369                 44,136

Cost of sales                                  67,758                 26,509
                                      ---------------        ---------------
Gross profits                                  41,611                 17,627

Operating expenses:
   Research and development                     8,769                  5,212
   Sales and marketing                         10,544                  5,173
   General and administrative                   4,747                  2,394
                                      ---------------        ---------------
Total operating expenses                       24,060                 12,779

Operating income                               17,551                  4,848

Interest income                                 5,618                  1,397
Gain on investment in foundry                 344,168                      -
Other income, net                                 434                    207
                                      ---------------        ---------------
Income before taxes                           367,771                  6,452

Provision for income taxes                    148,500                  2,129
                                      ---------------        ---------------
Net income                                  $ 219,271               $  4,323
                                      ===============        ===============

Net income per share
     Basic                                   $   3.32               $   0.08
     Diluted                                 $   3.00               $   0.07

Shares used in computing
net income per share
     Basic                                     66,095                 53,534
     Diluted                                   73,015                 58,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               SanDisk Corporation
                                 Condensed Consolidated Statements of Cash Flows
                                            (In thousands; unaudited)

                                                                 Three months ended
                                                                      March 31,
                                                                  2000              1999
                                                        ---------------  ----------------
Cash flows from operating activities:
Net income                                                  $  219,271         $   4,323
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                             3,546             1,657
        Deferred taxes                                         138,437                 -
        Gain on investment in foundry                         (344,168)                -
        Changes in operating assets and liabilities:
        Accounts receivable, net                               (26,451)           (3,109)
        Inventories                                                448               856
        Prepaid expenses and other assets                       (3,559)            3,320
        Accounts payable                                           613             8,583
        Accrued payroll and related expenses                    (1,351)            1,004
        Income taxes payable                                     5,873             2,089
        Other accrued liabilities                                3,952                42
        Deferred revenue                                         3,558            (6,418)
                                                        ---------------  ----------------
            Total adjustments                                 (219,102)            8,024
                                                        ---------------  ----------------
     Net cash provided by operating activities                     169            12,347

Cash flows from investing activities:
        Purchases of short term investments                   (114,631)          (45,127)
        Proceeds from sale of short term investments            73,453            34,387
        Acquisition of capital equipment                        (3,676)           (3,036)
                                                        ---------------  ----------------
     Net cash used in investing activities                     (44,854)          (13,776)

Cash flows from financing activities:
        Sale of common stock                                     6,073             1,475
                                                        ---------------  ----------------
     Net cash provided by financing activities                   6,073             1,475
                                                        ---------------  ----------------
Net increase (decrease) in cash and cash equivalents           (38,612)               46

Cash and cash equivalents at beginning of period               146,170            15,384
                                                        ===============  ================
Cash and cash equivalents at end of period                  $  107,558         $  15,430
                                                        ===============  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements


1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the "Company") as of March 31, 2000, and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for, the year ended December 31, 1999. The condensed consolidated balance sheet data as of December 31, 1999 was derived from the audited financial statements.

       The results of operations and cash flows for the three month periods ended March 31, 2000 are not necessarily indicative of results of operations and cash flows for any future period.

2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarter of 2000 and 1999 ended on April 2, 2000 and March 28, 1999, respectively. Fiscal year 2000 is 52 weeks long and ends on December 31, 2000. Fiscal year 1999 was 53 weeks long and ended on January 2, 2000. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.     The components of inventory consist of the following:

                           March 31,       December 31,
                               2000               1999
                         ----------         ----------
                                 (In thousands)

       Raw materials     $   10,040         $   10,387
       Work-in-process       15,489             20,708
       Finished goods         9,702              4,584
                         ----------         ----------
                         $   35,231         $   35,679
                         ==========         ==========

5. The following table sets forth the computation of basic and diluted earnings per share:


                                                                      Three months ended
                                                                          March 31,
                                                                      2000               1999
                                                                 ---------            -------
                                                                    (In thousands, except
                                                                      per share amounts)
       Numerator:
             Numerator for basic and diluted
                net income per share - net income                $ 219,271            $ 4,323
                                                                 =========            =======

       Denominator for basic net income per share:
             Weighted average common shares                         66,095             53,534
                                                                 ---------            -------
       Shares used in computing basic net incomen per share         66,095             53,534
                                                                 =========            =======

       Basic net income per share                                 $   3.32             $ 0.08
                                                                 =========            =======

       Denominator for diluted net income per share:
             Weighted average common shares                         66,095             53,534

             Employee stock options and warrants
                  to purchase common stock                           6,920              5,094
                                                                 ---------            -------
       Shares used in computing diluted net income
       per share                                                    73,015             58,628
                                                                 =========            =======

       Diluted net income per share                               $   3.00             $ 0.07
                                                                 =========            =======

       For the three month periods ended March 31, 2000 and 1999, options to purchase 81,564 and 21,506 shares of common stock, respectively have been excluded from the earnings per share calculation, as their effect is antidilutive.

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

       In March 1998, we filed a complaint in federal court against Lexar for infringement of a fundamental flash memory card patent. Lexar disputed this claim and asserted that our patent was invalid or unenforceable, as well as asserted various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. We have denied all of these counterclaims. In July 1998, the court denied Lexar's request to have the case dismissed. Discovery in this suit began in August 1998. On February 22, 1999, the court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in our patent at issue in the Lexar suit. On March 4, 1999, the court issued its ruling on the proper construction of the claim terms in our patent. On July 30, 1999, we filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe our patent. In December 1999, Lexar filed a counter motion for partial summary judgment for invalidity of our patent. Both motions were heard by the court on March 17, 2000 and on March 28, 2000 the court found that the accused Lexar flash cards contributarily infringed SanDisk's patent and granted SanDisk's motion for partial summary judgement. Additionally, the court denied Lexar's summary judgement motion for non-infringement and invalidity.

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

       A trial date has been set for both of these matters in October 2000. Although we cannot predict the ultimate outcome of the cases, we believe that Lexar's claims are without merit and that SanDisk's counterclaims are meritorious.

       On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., SanDisk's wholly-owned subsidiary in Japan. The complaint alleges that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents. The Mitsubishi patents in question are #JP2099342, #JP2129071 and # JP2138047. Based on preliminary information, SanDisk believes that these patents are related primarily to the mechanical construction of memory cards built with a separate connector. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of SanDisk CompactFlash and flash ATA memory cards in Japan. Although the Company cannot predict the ultimate outcome of the case, it believes that Mitsubishi's claims are without merit. The Company and SanDisk K.K. will vigorously defend itself against Mitsubishi's claims. From time to time, the Company has been contacted by various parties who have alleged that certain of the Company's products infringe on patents that such parties claim to hold. To date no legal actions have been filed in connection with any such infringement, other than as discussed above.

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

7. Certain of the Company's balance sheet accounts and purchase commitments are denominated in Japanese Yen. The Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. At March 31, 2000, forward contracts with a notional amount of $16.2 million were outstanding. In the first quarter of 2000, the Company had a net foreign currency transaction gain of $0.5 million, primarily due to transaction gains on its Japanese yen based assets.

8. Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and loses on available-for-sale marketable securities, net of the related tax effects, for all periods presented.

                                                  Three months ended
                                                      March 31,
                                                   2000          1999
                                               --------      --------
                                                    (In thousands)

       Net income                              $219,271      $  4,323

        Unrealized gain (loss) on
            available-for-sale securities         9,807          (252)
                                               --------      --------

       Comprehensive income                    $229,078      $  4,071
                                               ========      ========

       Accumulated other comprehensive income was $10.0 million and $0.2 million at March 31, 2000 and December 31, 1999, respectively.

9. On May 9, 2000, the Company signed a definitive agreement with Toshiba providing for the joint development and manufacturing of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. Further, the Company and Toshiba will form and fund a joint venture, FlashVision LLC, to equip and operate a silicon wafer manufacturing line in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. The Company, as part of its 50% ownership of the joint venture, expects to invest up to $150 million in cash and, if necessary, guarantee equipment lease lines for an additional $250 million. The Company does not expect any material revenues from the 512 megabit technology for at least one year and from the 1 gigabit technology for at least two years. The agreement is expected to close no later than June 30, 2000, pending satisfactory completion of due diligence by SanDisk and Toshiba.

10. On January 3, 2000, the USIC foundry was merged into UMC. The Company had invested $51.2 million in USIC. In exchange for its USIC shares, the Company received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax). All of the UMC shares received by the Company are subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions will expire on one-half of the shares on July 3, 2000. The remaining shares will become available for sale over a two year period beginning in January 2002. When the shares are ultimately sold, it is likely that the Company will report additional gains or losses.

       The 50% of the shares that will become unrestricted in 2000 will be treated as available-for-sale securities under FASB 115 at March 31, 2000. At March 31, 2000, these shares were adjusted to market value and the resulting unrealized net gain of $10.1 million dollars was included in other comprehensive income. The remaining 50% of the shares, that will be restricted from sale until 2002, will be accounted for at their historical cost. In April 2000, UMC announced a stock dividend of 200 shares for every 1000 shares of UMC owned, resulting in our ownership of 22 million shares additional shares of UMC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain statements in this discussion and analysis are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are discussed below and in our Form 10-K for the year ended December 31, 1999 under the heading "Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

Overview

    SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In the first quarter of fiscal 2000, approximately 70%of our product sales were attributable to the consumer electronics market, particularly sales of CompactFlash for use in digital camera applications. Our CompactFlash products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our CompactFlash products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consumer market will continue to represent a majority of our sales as the popularity of consumer applications, including digital cameras, increases.

    Our  operating  results are  affected by a number of factors  including  the volume of product sales, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, the timing of significant orders, competitive pricing pressures, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. In addition, as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become subject to seasonal declines in the first quarter of each year. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly Which May Adversely Affect Our Stock Price" and "-There is Seasonality in Our Business."

    Beginning in late 1995, we adopted a strategy of licensing our flash technology, including our patent portfolio, to selected third party manufacturers of flash products. To date, we have entered into patent cross-license agreements with several companies, and intend to pursue opportunities to enter into additional licenses. Our current license agreements provide for the payment of license fees, royalties, or a combination thereof. The timing and amount of these payments can vary substantially from quarter to quarter depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

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

    Historically, a majority of our sales have been to a limited number of customers. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. We have also experienced significant changes in the composition of our customer base from year to year and expect this pattern to continue as market demand for our customers' products fluctuates. The loss of, or significant reduction in purchases by major customers, could have a material adverse effect on our business, financial condition and results of operations. See "Factors That May Affect Future Results - Sales to a Small Number of Customers Represent a Significant Portion of Our Revenues" and "Business - Sales and Distribution."

    All of our products require silicon wafers, which are currently manufactured by UMC in Taiwan. Industry-wide demand for semiconductors increased significantly in 1999 and the first quarter of 2000, due to increased demand in the consumer electronics and cellular phone markets. This increased demand is expected to continue in 2000 causing supply to become constrained and prices to increase. Under our wafer supply agreements, there are limits on the number of wafers we can order and our ability to change that quantity is restricted. Accordingly, our ability to react to significant fluctuations in demand for our products is limited. If customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain adequate quantities of flash memory wafers with acceptable prices and yields from our current and future wafer foundries, our business, financial condition and results of operations could be harmed. If customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. We have from time to time taken write downs for excess inventories. For example, in the second quarter of 1998, our product gross margins were negatively impacted by such an inventory write down. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter to quarter basis. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly."

    Export sales are an important part of our business. Our sales may be impacted by changes in economic conditions in our international markets. For example, in 1998, product sales to Japan declined 19% from the prior year, due in part to the Asian economic crisis. While a majority of our revenues from sales to Japan and other Asian countries are derived from OEM customers who plan to export a portion of their products to countries outside of Asia, economic conditions in Asia may continue to adversely effect our revenues to the extent that demand for our products in Asia declines. Given the recent economic conditions in Asia and the weakness of many Asian currencies relative to the United States dollar, our products may be relatively more expensive in Asia, which could result in a decrease of our sales in that region. We may also experience pressure on our gross margins as a result of increased price competition from Asian competitors. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions which could affect our business, financial condition and results of operations. See "Factors That May Affect Future Results - Our international operations make us vulnerable to changing conditions and currency fluctuations."

    For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including development of future generations of D2 flash and advanced technology wafers. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. In addition, if the industry wide supply of flash memory products grows faster than customer demand, we could experience increased price competition in the future, which could result in decreased average selling prices and lower gross margins. See "Factors That May Affect Future Results -We Must Achieve Acceptable Manufacturing Yields."

Results of Operations

    Product Revenues. Our product revenues were $97.2 million in the first quarter of 2000, up $61.3 million or 171% from the first quarter of 1999. During the three month period ended March 31, 2000, flash memory product unit shipments increased 168% over the same period in 1999. The largest increase came from sales of CompactFlash which represented 50% of product revenues, and MultiMediaCards which represented 15% of product revenues for the three month period ended March 31, 2000. Average selling prices were relatively unchanged in the first quarter of 2000 compared to the same period in 1999. A shift in product mix to higher capacity cards offset a decline in the average selling price per megabyte of capacity shipped. Sales to the consumer market represented approximately 70% of product revenues and sales to the telecommunications/industrial market accounted for the remaining 30% during the three month periods ended March 31, 2000 and 1999. Sales to the retail channel represented 26% of product revenues in the first quarter of 2000, up from 20% for the same period of the previous year. The mix of products sold varies from quarter to quarter and will continue to vary in the future, affecting our overall average selling prices and gross margins.

    Export sales represented 50% of our product revenues for the three month period ended March 31, 2000 compared to 42% for the same period of the previous year. We expect international sales to continue to represent a significant portion of our product revenues. For the three month period ended March 31, 2000, our top ten customers represented approximately 52% of our product revenues compared to 61% for the same period in 1999. In the first three months of fiscal 2000, one customer accounted for more than 10% of product sales. Two customers each accounted for more than 10% of product sales in the first three months of 1999. We expect that sales to a limited number of customers will continue to represent a substantial portion of our revenues for the foreseeable future.

    License and Royalty Revenues. We currently earn patent license fees and royalties under several cross-license agreements. License and royalty revenues from patent cross-license agreements were $12.1 million in the first quarter of 2000, up from $8.2 million in the same period of the previous year, due primarily to an increase in royalty revenues. Revenues from licenses and royalties decreased to 11% of total revenues in the first quarter of 2000 from 19% in the first quarter of 1999.

    Gross Profits. In the first quarter of 2000, gross profits were $41.6 million, or 38% of total revenues compared to $17.6 million, or 40% of total revenues in the same period of 1999. Product gross margin increased to 30% of product revenues in the first quarter of 2000 from 26% in the first quarter of 1999, primarily due to a lower cost per megabyte of our 128Mbit and 256Mbit flash memory products. We plan to decrease production of our 128Mbit products in the second quarter of 2000 as we ramp up production of our 256Mbit products. The 256Mbit flash chip has a lower manufacturing cost per megabyte and we currently expect it to contribute to improved product gross margins in the second quarter. The initial production period of each new generation of flash technology is subject to many risks and uncertainties as described in "Factors That May Affect Future Results - In transitioning to new processes and products we face production and market acceptance risks."

    Research and Development. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $8.8 million in the first quarter of 2000, up $3.6 million or 68% from $5.2 million in the same period of 1999. This increase was primarily due to increased salary and related expenses and increased depreciation expense. Research and development expenses represented 8% of total revenues in the first quarter of 2000 compared to 12% in the first quarter of 1999. We expect our research and development expenses to continue to increase in absolute dollars to support the development and introduction of new generations of flash data storage products, including the 512Mbit and 1 Gigabit flash memory co-development and manufacturing joint venture with Toshiba. We expect the incremental research and development expenses related to the Toshiba joint development project to be in the range of $6.0 million to $8.0 million in fiscal 2000.

    Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $10.5 million in the first quarter of 2000, up $5.4 million or 104% from $5.2 million in the first quarter of 1999. The increase was primarily due to higher commission expenses due to increased product revenues, increased salary and related expenses and higher marketing expenses. Sales and marketing expenses represented approximately 10% of total revenues in the first quarter of 2000 compared to 12% in the first quarter of 1999. We expect sales and marketing expenses to increase as sales of our products grow and as we continue to develop the retail channel for our products.

    General and Administrative. General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $4.7 million in the first quarter of 2000, up $2.4 million or 98% from $2.4 million in the first quarter of 1999. The increase was primarily due to increased salary and related expenses, an increase in the allowance for doubtful accounts and increased legal expenses. For the three month period ended March 31, 2000, general and administrative expenses represented 4% of total revenues compared to 5% for the same period in 1999. We expect general and administrative expenses to increase as our general and administrative functions grow to support our overall growth. General and administrative expenses could also increase substantially in the future if we continue to pursue litigation to defend our patent portfolio. See "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation."

    Interest Income. Interest income was $5.6 million in the first quarter of 2000 compared to $1.4 million in the first quarter of 1999. The increase in 2000 was due primarily to higher interest income due to the investment of the proceeds from the sale of common stock in our November 1999 follow-on public offering.

    Gain on Investment in Foundry. In the first quarter of 2000, we recognized a gain of $344.2 million as a result of the merger of United Silicon, Inc. ("USIC") and United Microelectronics Corporation ("UMC"). We had invested $51.2 million in USIC. We received 111 million shares of UMC in exchange for our USIC shares. These shares were valued at $396 million at the time of the merger. All of the UMC shares are subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions will expire on one-half of the shares on July 3, 2000. The remaining shares will become available for sale over a two year period beginning in January 2002. When the shares are ultimately sold, it is likely that we will report additional gains or losses. In April 2000, UMC announced a stock dividend of 200 shares for every 1000 shares of UMC owned, resulting in our ownership of 22 million additional UMC shares.

    Other Income, net. Other income, net was $0.4 million in the first quarter of 2000 compared to $0.2 million for the same period of the prior year. The increase was primarily due to increased foreign currency transaction gains in the first quarter of 2000.

    Provision for Income Taxes. We recorded a provision for income taxes of $8.3 million, or a 35% effective tax rate for the three month period ending March 31, 2000. We recorded an additional tax provision of $140.2 million, or an approximate tax rate of 41% on the gain in foundry investment. The effective tax rate in 1999 was 33%. The lower effective tax rate in 1999 reflects greater benefits from federal and state tax credits.

Liquidity and Capital Resources

    As of March 31, 2000, we had working capital of $636.5 million, which included $107.6 million in cash and cash equivalents and $353.1 million in short-term investments. Operating activities provided $0.2 million of cash in the first quarter of 2000 primarily from net income and an increase in current liabilities of $12.6 million, which were partially offset by an increase in accounts receivable of $26.5 million.

    Net cash used in investing activities of $44.9 million in the first quarter of 2000 consisted of net purchases of investments of $41.2 million and capital equipment purchases of $3.7 million. In the first quarter of 2000, cash provided by financing activities of $6.1 million came primarily from the sale of common stock through our stock option and employee stock purchase plans.

    In May 2000, we signed a definitive agreement with Toshiba providing for the joint development and manufacturing of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. Further, we and Toshiba will form and fund a joint venture, FlashVision LLC, to equip and operate a silicon wafer manufacturing line in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. We, as part of our 50% ownership of the joint venture, expect to invest up to $150 million in cash, and, if necessary, guarantee equipment lease lines for an additional $250 million. The agreement is expected to close no later than June 30, 2000, pending satisfactory completion of due diligence by SanDisk and Toshiba.

    Depending on the future demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future.

    On January 3, 2000, the USIC foundry was merged into UMC. We previously invested $51.2 million in USIC. In exchange for our USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344 million ($204 million after-tax). All the UMC shares we received as a result of the merger are subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions will expire on one-half of the shares on July 3, 2000. The remaining shares will become available for sale over a two year period beginning in January 2002. When the shares are ultimately sold, it is likely that we will report additional gains or losses. To the extent we can liquidate the UMC shares, we will plan to use such funds to support our operations and capital expenditures.

Impact of Currency Exchange Rates

    A portion of our revenues are denominated in Japanese yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At March 31, 2000, forward contracts with a notional amount of $16.2 million were outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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

o      Difficulty of estimating silicon wafer needs

    When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories, which could harm our gross margins and operating results. For example, in the second quarter of 1998, our product gross margins declined to 12% from 30% in the previous quarter due in part to a write down of inventory to reflect net realizable value. If we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers, which could harm our product revenues. Because our largest volume product, CompactFlash, is sold into an emerging consumer market, it has been difficult to accurately forecast future sales. A substantial majority of our quarterly sales have historically been from orders received and fulfilled in the same quarter. In addition, our product order backlog may fluctuate substantially from quarter to quarter.

    Anticipated growth in expense levels

    We increased our expense levels in 1999 and the first quarter of fiscal 2000 to support our growth. We expect operating expenses to continue to increase in fiscal 2000 as a result of the need to hire additional personnel to support expected growth in sales unit volumes, sales and marketing efforts and research and development activities, including our collaboration with Toshiba providing for the joint development of 512 megabit and 1 gigabit flash memory chips. For example in fiscal 2000, the incremental research and development expenses related to the Toshiba joint development project are expected to be in the range of $6 million to $8 million. In addition, we have significant fixed costs and we cannot readily reduce these expenses over the short term. If revenues do not increase proportionately to operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be harmed.

    Variability of average selling prices and gross margin

    Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash and MultiMediaCard products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash and MultiMediaCard products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras and Internet music players, become more popular. Dependence on CompactFlash sales, together with lower pricing caused by increased competition, caused average unit selling prices to decline 22% during fiscal 1999 compared to a decline of 28% during fiscal 1998. In addition, average unit selling prices declined in the first quarter of 2000 compared to the fourth quarter of 1999 and we expect this trend to continue.

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

    MultiMediaCard products

    The MultiMediaCard presents new challenges in assembly and testing. In the third quarter of 1999, during the MultiMediaCard production startup phase, we experienced fluctuations in yields which reduced MultiMediaCard product availability, increased manufacturing costs and reduced product margins for this product family. We are currently unable to meet all customer demand for MultiMediaCard products. Future yield problems with our MultiMediaCard products could result in lost sales and reduced revenues. In addition, our gross margins may be harmed by any problems we encounter in the production of our MultiMediaCard products.

    Secure Digital Memory Card products

    In the third quarter of 1999, we announced a memorandum of understanding under which we, along with Matsushita and Toshiba, will jointly develop and promote the Secure Digital Memory Card. The Secure Digital Memory Card is an enhanced version of our MultiMediaCard that will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We expect to begin shipping our Secure Digital Memory Card products in the second quarter of 2000. Negotiations for a definitive agreement concerning this collaboration are underway, and are expected to be concluded in the second quarter.

    The Secure Digital Memory Card will incorporate a number of new features, including SDMI compliant security and copy protection, a mechanical write protect switch and a high data transfer rate. We have never built products incorporating these features. Any problems or delays in establishing production capabilities or ramping up production volumes of our Secure Digital Memory Card products could result in lost sales or increased manufacturing costs in 2000. In addition, we cannot be sure that manufacturers of consumer electronic products will develop new products that use the Secure Digital Memory Card or that content providers such as music studios will agree to distribute their copyrighted content for storage on Secure Digital Memory Cards. Furthermore, there is no assurance that consumers will widely adopt Secure Digital Memory Cards because of the requirement to purchase copyrighted content. Conversely, broad acceptance of our Secure Digital Memory Card by consumers may reduce demand for our MultiMediaCard and CompactFlash card products. See "--The success of our business depends on emerging markets and new products."

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

    Industry-wide demand for semiconductor wafers has increased significantly due to increased demand in the consumer electronics and cellular phone markets. Increased demand for advanced technology silicon wafers is increasing the price of these wafers as supply becomes constrained. We expect this trend to continue throughout 2000 and possibly through 2001, which could adversely impact the rate of growth of our business, either through reduced supply, higher wafer prices or a combination of the two.

     In January 2000, the USIC foundry was merged into UMC. Before the merger, we owned 10% of USIC, had the right to appoint one of its directors and were entitled to 12.5% of its total wafer production. As a result of the merger, we received UMC shares in exchange for our USIC shares. However, we do not have a right to a seat on the board of directors of the combined company. We have received assurances from the senior management of UMC that it intends to continue to supply us the same wafer capacity at the prices we currently enjoy under our agreement with USIC. However, there can be no assurance that we will be able to maintain our current wafer capacity and competitive pricing arrangement in our future supply negotiations with UMC.

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

     Because we sell our products for use in many new applications, it is difficult to forecast demand. For example, in 1999, demand for our 32 megabyte capacity MultiMediaCard for use in portable digital music players grew faster than anticipated and we were unable to fill all customer orders during the year. Although we are increasing production of the MultiMediaCard, if we are unable to fulfill customer demand for these products in the future, we may lose sales to our competitors.

      Secure Digital Memory Card products

    In the third quarter of 1999, we announced a collaboration under which we will jointly develop the Secure Digital Memory Card, an enhanced version of our MultiMediaCard, which will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We expect to begin shipping customer samples of our Secure Digital Memory Cards in 32 and 64 megabyte capacities in the second quarter of 2000. The Secure Digital Memory Card is slightly thicker and uses a different interface than our MultiMediaCard.

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

    512 megabit and 1 gigabit scale flash memory card products

    In May 2000, we signed a definitive agreement with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. As part of this collaboration, we and Toshiba plan to employ Toshiba's future 0.16 micron and 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk's multilevel cell flash and controller system technology. The development of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers is expected to be complex and incorporates SanDisk and Toshiba technology that is still under development. We cannot assure you that we and Toshiba will successfully develop these new products or the underlying technology, or that any development will be completed in a timely or cost-effective manner. If we are not successful in any of the above, our business, financial condition and results of operations could suffer.

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

    Political risks

    Currently, all of our flash memory wafers are produced by two UMC foundries in Taiwan. We also use a third-party subcontractor in Taiwan for the assembly and testing of our MultiMediaCard products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other's territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or MultiMediaCard products by our Taiwanese foundries and subcontractor. See "-- We depend on our suppliers and third party subcontractors."

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

    We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, we rely on UMC for all of our flash memory wafers and NEC to supply certain designs of microcontrollers. In September 1999, both UMC foundries producing our flash memory wafers were damaged and temporarily shut down by an earthquake in Taiwan. In addition, due to industry-wide increasing demand for semiconductors, we have recently experienced resistance to price reductions from some of our important suppliers. See "--We depend on third party foundries for silicon wafers." We have begun to experience longer order lead times on standard components due to high industry demand. Shortages of any of these standard components could result in higher manufacturing costs or lower revenues due to production delays or reduced product shipments. Additionally, where possible, we are building buffer inventories of critical components. If we accumulate excess inventories or these buffer inventories become obsolete, we will have to write down inventories which will adversely affect our gross margins and results of operations.

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

    During the second half of 1999, we transferred a substantial portion of wafer testing, packaged memory final testing, card assembly and card testing to Silicon Precision Industries Co., Ltd. in Taiwan and Celestica, Inc. in China. In the second quarter of 2000, we will begin using an additional subcontractor in the Philippines for card assembly and testing. In fiscal 2000, we expect that they will be assembling and testing a majority of our mature, high-volume products. This increased reliance on subcontractors is expected to reduce manufacturing costs and give us access to increased production capacity. During the transition period, we will continue full operations at our Sunnyvale production facility while simultaneously transferring test equipment and training personnel of our subcontractors. However, we do not have sufficient duplicative production testing equipment at Sunnyvale and at our subcontractors. Therefore, any significant problems in this complex transfer of operations may result in a disruption of production and a shortage of product to meet customer demand in the first half of 2000 and beyond.

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

    The semiconductor industry is cyclical and we believe it is currently in a recovery from one of its most severe down cycles. During most of 1997 and 1998, the semiconductor industry experienced significant production over capacity, which reduced margins for substantially all flash memory suppliers. Currently, the markets for our products are supply constrained and our selling prices have stayed relatively stable. There can be no assurance that this trend will continue throughout 2000.

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

    We have announced a memorandum of understanding under which we, Matsushita and Toshiba will jointly develop and promote a next generation flash memory card called the Secure Digital Memory Card. Under this agreement, Secure Digital Memory Card licenses will be granted to other flash memory card manufacturers, which will increase the competition for our Secure Digital Memory Card, CompactFlash and MultiMediaCard products. In addition, Matsushita and Toshiba will sell Secure Digital Memory Cards that will compete directly with our products. While other flash card manufacturers will be required to pay the SD Association license fees and royalties which will be shared between Matsushita, Toshiba and SanDisk, there will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital Memory Card. Thus, we will forfeit potential royalty income from Secure Digital Memory Card sales by Matsushita and Toshiba.

    In May 2000, we signed a definitive agreement with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. We and Toshiba will each separately market and sell any products developed and manufactured under this relationship. Accordingly, we will compete directly with Toshiba for sales of these advanced chips and controllers.

    We have entered into patent cross-license agreements with several of our leading competitors including, Hitachi, Samsung, Toshiba, Intel, SST and Sharp. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently, we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms which are favorable to us.

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

    In the first quarter of 2000, Sanyo announced that it is developing a miniature magneto-optical storage device for use in future digital cameras, music players and camcorders. There can be no assurance that this device will not be adopted by some of our OEM customers.

    Alternative flash technologies

    We also face competition from products based on multilevel cell flash technology such as Intel's 64 megabit and 128 megabit StrataFlash chips and Hitachi's 256 megabit multilevel cell flash chip. These products compete with our D2 multilevel cell flash technology. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In the second quarter of 1999, Intel announced their new 128 megabit multilevel cell chip and Hitachi is currently shipping CompactFlash and MultiMediaCard products employing their multilevel cell 256 megabit flash chip. In addition, Toshiba has begun customer shipments of 32 and 64 megabyte SmartMedia cards employing their new 256 megabit flash chip. Although Toshiba has not incorporated multilevel cell flash technology in their 256 megabit flash chip, their use of more advanced lithographic design rules may allow them to achieve a more competitive cost structure than that of our 256 megabit D2 flash chip.

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

    In 1999 and the first quarter of 2000, we received more product revenue and shipped more units of products destined for consumer electronics applications, principally digital cameras, than for any other application. We believe that these products will encounter intense competition and be more price sensitive than products sold into our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and preference.

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

    More than half of our revenues come from a small number of customers. For example in the first quarter of 2000, sales to our top 10 customers accounted for approximately 52% of our product revenues and in 1999 sales to our top 10 customers represented 61% of our product revenues . In the first quarter of 2000 and in fiscal year 1999, one customer accounted for more than 10% of product sales. If we were to lose any of these customers or experience any material reduction in orders from these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change.

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

There may be seasonality in our business.

    Sales of our products, in particular the sale of CompactFlash products, in the consumer electronics applications market may be subject to seasonality. As a result, product sales may be impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In addition, in the past we have experienced a decrease in orders in the first quarter from our Japanese OEM customers primarily because most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. For example, our product revenues were 24% lower in the first quarter of 1998 than in the fourth quarter of 1997, mostly due to these seasonal factors.. Although we did not experience this seasonality in the first quarter of 2000 and are not able to fulfill all demand from our customers, we cannot assure you that we will not experience seasonality in the future.

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

    Under the terms of our definitive agreement with Toshiba, we and Toshiba will jointly form and fund a joint venture which will equip and operate a silicon wafer manufacturing line in Virginia (the Dominion facility) to manufacture 512 megabit and 1 gigabit flash memory chips. However, we cannot assure you that this manufacturing line will produce satisfactory quantities of wafers with acceptable prices and yields. Any failure in this regard could materially harm our business, financial condition and results of operations. In addition, the construction improvements and operation of this line will cause us to incur significant expense and may result in the diversion of resources from other important areas of business. We cannot assure you that we or Toshiba will be able to secure sufficient funding to support this manufacturing line. In addition, we have no experience in operating a wafer manufacturing line and we intend to rely on the existing manufacturing organization at the Dominion facility. This organization will be trained in Nand flash manufacturing by Toshiba, but we cannot assure you that they will be successful in manufacturing these advanced Nand flash products on a cost-effective basis or at all. We are committed to purchase 50% of the Nand flash output from the Dominion facility, and therefore, should the customer demand for Nand flash products be below our available supply, our results of operations could be adversely affected. Furthermore, in order for us to sell Nand based CompactFlash, MultiMediaCards and SD Cards, we will have to develop new controllers, printed circuit boards and test algorithms because the architecture of Nand flash is significantly different from our current Nor flash designs. Any delays in the development of these elements could prevent us from taking advantage of the available Nand output and could adversely affect our results of operations.

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

    We intend to vigorously enforce our patents but we cannot be sure that our efforts will be successful. If we were to have an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation is likely to result in significant expense to us, as well as divert the efforts of our technical and management personnel. For example, the Lexar litigation described below has resulted in cumulative litigation expenses of approximately $1.7 million.

    Cross-licenses and indemnification obligations

    If we decide to incorporate third party technology into our products or if we are found to infringe on others' intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. Currently, we have patent cross-license agreements with several companies, including Hitachi, Intel, Samsung, Sharp, SST, SmartDisk and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms.

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

    Litigation risks associated with our intellectual property

    From time to time, it may be necessary to initiate litigation against third parties to preserve our intellectual property rights. These parties could in turn bring suit against us. For example, in March 1998 we filed a complaint in federal court against Lexar Media, Inc. for infringement of one of our flash card patents. Lexar disputed this claim and asserted that our patent was invalid or unenforceable, as well as asserting various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. We have denied all of these counterclaims. In July 1998, the court denied Lexar's request to have the case dismissed. Discovery in this suit began in August 1998. On February 22, 1999, the court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in our patent at issue in the Lexar suit. On March 4, 1999, the court issued its ruling on the proper construction of the claim terms in our patent. On July 30, 1999, we filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe our patent. Lexar filed a motion for summary judgement that our patent is invalid in view of prior art. A hearing on both of these motions was held on March 17, 2000 and on March 28, 2000 the court found that the accused Lexar flash cards contributarily infringed SanDisk's patent and granted SanDisk's motion for partial summary judgement. Additionally, the court denied Lexar's summary judgement motion for non-infringement and invalidity. A trial date has been set this matter in October 2000.

    On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., SanDisk's wholly-owned subsidiary in Japan. The complaint alleges that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents. The Mitsubishi patents in question are #JP2099342, #JP2129071 and # JP2138047. Based on preliminary information, we believe that these patents are related primarily to the mechanical construction of memory cards built with a separate connector. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of our CompactFlash and flash ATA memory cards in Japan. SanDisk and SanDisk K.K. will vigorously defend itself against Mitsubishi's claims. From time to time, we have been contacted by various parties who have alleged that certain of our products infringe on patents that such parties claim to hold. To date no legal actions have been filed in connection with any such infringement, other than as discussed above.

    In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology, or discontinue the use of certain processes. Litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on our business, financial condition and results of operations.

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

    The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example in the twelve month period ending March 31, 2000 our stock price has fluctuated from a low of $8.50 to a high of $169.625. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Please refer to the Company's Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this item is set forth in Note 6 of the Notes to the Condensed Consolidated Financial Statements on pages 7 and 8 and under "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation" on pages 26 to 28 of this Form 10-Q for the quarterly period ended March 31, 2000, and is incorporated herein by reference.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

     Exhibit
     Number                                        Exhibit Title
3.1    Certificate of Incorporation of the Registrant, as amended to date.2
3.2    Form  of  Amended  and  Restated  Certificate  of  Incorporation  of  the
       Registrant.2
3.3  Bylaws of the  Registrant,  as  amended.2
3.4    Form of Amended and Restated Bylaws of the Registrant 2
3.5    Certificate  of  Designation  for  the  Series  A  Junior   Participating
       Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.4
4.1    Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.2
4.3 Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.2
4.5 Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993.2
4.8 Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.4
4.9 First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.11
9.1 Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.2
10.10 License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.2
10.13  1989 Stock Benefit Plan.2
10.14  1995 Stock Option Plan.2
10.15  Employee Stock Purchase Plan.2
10.16  1995 Non-Employee Directors Stock Option Plan.2
10.18 Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.3
10.21 Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.5
10.23  Foundry   Venture   Agreement   between   the   Registrant   and   United
       Microelectronics Corporation, dated June 27, 1997.1, 6
10.24 Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.1, 6
10.25 Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.1, 6
10.27 Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.7
10.28 Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.8
10.29 Trade Finance Agreement between the Registrant and Union Bank of California, dated July 15, 1998.9
10.30  1995 Stock Option Plan Amended and Restated as of December 17, 1998.12
10.31 1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.12
10.32 1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998.12
21.1   Subsidiaries of the Registrant.10
27.1 Financial Data Schedule for the quarter ended March 31, 2000. (In EDGAR format only)
----------

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

         B.  Reports on Form 8-K


         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SanDisk Corporation
                                  (Registrant)




                             By:     /s/ Frank Calderoni
                                     -----------------------
                                     Frank Calderoni
                                     Chief Financial Officer,
                                     Senior Vice President, Finance and
                                     Administration
                                     (On behalf of the Registrant and as
                                     Principal Financial Officer.)

DATED:        May 15, 2000