Form 10-Q
period 2000-06-30
SANDISK CORP
filed 2000-08-16
CIK 1000180

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)
     X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
---------- Exchange Act of 1934 For the quarterly period ended June 30, 2000

                                       OR

           Transition report pursuant to Section 13 or 15(d) of the Securities ---------- Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 0-26734


                               SANDISK CORPORATION
             (Exact name of registrant as specified in its charter)


                       Delaware                                77-0191793
           -------------------------------                -------------------
           (State or other jurisdiction of                  (I.R.S. Employer
            incorporation or organization)                Identification No.)

       140 Caspian Court, Sunnyvale, California                  94089
       ----------------------------------------                ----------
       (Address of principal executive offices)                (Zip code)

                                 (408) 542-0500
              (Registrant's telephone number, including area code)


                                       N/A
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000

      Common Stock, $0.001 par value                        66,965,574
      ------------------------------                     ----------------
                  Class                                  Number of shares

                               SanDisk Corporation

                                      Index


                                           PART I. FINANCIAL INFORMATION

                                                                                              Page No.
                                                                                              --------
ITEM 1.        Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets
                   June 30, 2000 and December 31, 1999........................................... 3

               Condensed Consolidated Statements of Income
                   Three and six months ended June 30, 2000 and 1999............................. 4

               Condensed Consolidated Statements of Cash Flows
                   Six months ended June 30, 2000 and 1999....................................... 5

               Notes to Condensed Consolidated Financial Statements.............................. 6

ITEM 2.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................................... 11

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk........................31


                                     PART II. OTHER INFORMATION
ITEM 1.        Legal Proceedings................................................................ 32

ITEM 2.        Changes in Securities............................................................ 32

ITEM 3.        Defaults upon Senior Securities.................................................. 32

ITEM 4.        Submission of Matters to a Vote of Security Holders.............................. 32

ITEM 5.        Other Information................................................................ 32

ITEM 6.        Exhibits and Reports on Form 8-K................................................. 33

               Signatures....................................................................... 35

                          PART I. FINANCIAL INFORMATION
                               SanDisk Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


 ASSETS                                                     JUNE 30, 2000          DECEMBER 31, 1999*
                                                            -------------          ------------------
                                                             (unaudited)
Current Assets:
   Cash and cash equivalents                                 $ 175,829                 $ 146,170
   Short-term investments                                      305,701                   312,278
   Investment in UMC                                           216,225                         -
   Accounts receivable, net                                     83,658                    52,434
   Inventories                                                  46,760                    35,679
   Deferred tax assets                                               -                    17,000
   Prepaid expenses and other current assets                     5,993                     4,829
                                                           ------------               -----------
Total current assets                                           834,166                   568,390

Property and equipment, net                                     34,793                    31,788
Investment in UMC                                              197,688                         -
Investment in foundry                                           14,970                    51,208
Deposits and other assets                                       10,018                     6,338
                                                           ------------               -----------
          Total Assets                                      $1,091,635                 $ 657,724
                                                           ============               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                           $ 42,648                  $ 30,734
   Accrued payroll and related expenses                         11,667                     8,259
   Income taxes payable                                         22,005                     5,843
   Other accrued liabilities                                    18,624                    11,378
   Deferred tax liability                                       60,671                         -
   Deferred revenue                                             32,971                    29,383
                                                           ------------               -----------
Total current liabilities                                      188,586                    85,597

Deferred tax liability                                          68,317                         -
                                                           ------------               -----------
          Total Liabilities                                    256,903                    85,597
                                                           ------------               -----------

Stockholders' Equity:

Common stock                                                   532,343                   524,131
Retained earnings                                              291,336                    47,797
Accumulated other comprehensive income                          11,053                       199
                                                           ------------               -----------
Total stockholders' equity                                     834,732                   572,127

          Total Liabilities and
                                                           ------------               -----------
          Stockholders' Equity                              $1,091,635                 $ 657,724
                                                           ============               ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Information derived from the audited Consolidated Financial Statements.

                               SanDisk Corporation
                   Condensed Consolidated Statements of Income
                (In thousands, except per share data; unaudited)


                                                   Three months ended                  Six months ended
                                                       June 30,                            June 30,
                                               2000               1999              2000              1999
                                        --------------    ---------------    --------------    --------------
Revenues:
   Product                                  $ 122,573           $ 42,300         $ 219,822          $ 78,226
   License and royalty                         21,376             10,249            33,496            18,459
                                        --------------    ---------------    --------------    --------------
Total revenues                                143,949             52,549           253,318            96,685

Cost of sales                                  84,514             30,858           152,272            57,367
                                        --------------    ---------------    --------------    --------------
Gross profits                                  59,435             21,691           101,046            39,318

Operating expenses:
   Research and development                    11,051              6,007            19,820            11,219
   Sales and marketing                         11,519              5,755            22,063            10,928
   General and administrative                   6,013              2,896            10,760             5,290
                                        --------------    ---------------    --------------    --------------
Total operating expenses                       28,583             14,658            52,643            27,437

Operating income                               30,852              7,033            48,403            11,881

Interest income                                 5,818              1,436            11,436             2,834
Gain on investment in foundry                       -                  -           344,168                 -
Other income, net                                 665                 29             1,099               235
                                        --------------    ---------------    --------------    --------------
Income before taxes                            37,335              8,498           405,106            14,950

Provision for income taxes                     13,067              2,804           161,567             4,933
                                        --------------    ---------------    --------------    --------------
Net income                                   $ 24,268            $ 5,694         $ 243,539          $ 10,017
                                        ==============    ===============    ==============    ==============

Net income per share
     Basic                                     $ 0.36             $ 0.11            $ 3.66            $ 0.19
     Diluted                                   $ 0.33             $ 0.10            $ 3.34            $ 0.17

Shares used in computing
net income per share
     Basic                                     66,817             53,886            66,456            53,710
     Diluted                                   72,798             59,028            72,907            58,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation
                 Condensed Consolidated Statements of Cash Flows
                            (In thousands; unaudited)


                                                                                    Six months ended
                                                                                        June 30,
                                                                                 2000                1999
                                                                         ---------------     ---------------
Cash flows from operating activities:
Net income                                                                    $ 243,539            $ 10,017
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                              7,059               3,750
        Deferred taxes                                                          138,437                   -
        Gain on investment in foundry                                          (344,168)                  -
        Loss on disposal of equipment                                               858
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Accounts receivable, net                                                (31,224)             (8,813)
        Inventories                                                             (11,081)             (8,410)
        Prepaid expenses and other assets                                        (4,844)              2,817
        Accounts payable                                                         11,914              11,626
        Accrued payroll and related expenses                                      3,408               1,755
        Income taxes payable                                                     16,162                   -
        Other accrued liabilities                                                 7,246               4,571
        Deferred revenue                                                          3,588                (220)
                                                                         ---------------     ---------------
            Total adjustments                                                  (202,645)              7,076

                                                                         ---------------     ---------------
     Net cash provided by operating activities                                   40,894              17,093

Cash flows from investing activities:

        Purchases of short term investments                                    (189,179)            (73,456)
        Proceeds from sale of short term investments                            195,624              59,546
        Investment in foundry                                                   (14,970)                  -
        Acquisition of capital equipment                                        (10,922)             (8,619)
                                                                         ---------------     ---------------
     Net cash used in investing activities                                      (19,447)            (22,529)

Cash flows from financing activities:

        Sale of common stock                                                      8,212               2,818
                                                                         ---------------     ---------------
     Net cash provided by financing activities                                    8,212               2,818

                                                                         ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                             29,659              (2,618)

Cash and cash equivalents at beginning of period                                146,170              15,384

                                                                         ---------------     ---------------
Cash and cash equivalents at end of period                                    $ 175,829            $ 12,766
                                                                         ===============     ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SanDisk Corporation

              Notes to Condensed Consolidated Financial Statements

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the "Company") as of June 30, 2000, and the results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for, the year ended December 31, 1999. The condensed consolidated balance sheet data as of December 31, 1999 was derived from the audited financial statements.

       The Company's results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of results of operations and cash flows for any future period.

2.     The Company's fiscal year ends on the Sunday closest to December
       31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The second fiscal quarter of 2000 and 1999 ended on July 2, 2000 and June 27, 1999, respectively. Fiscal year 2000 is 52 weeks long and ends on December 31, 2000. Fiscal year 1999 was 53 weeks long and ended on January 2, 2000. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.     The components of inventory consist of the following:


                                June 30,       December 31,
                                 2000             1999
                                     (In thousands)

Raw materials                $    20,173        $    10,387
Work-in-process                   16,852             20,708
Finished goods
                                   9,735              4,584
                             -----------        -----------
                             $    46,760        $    35,679
                             ===========        ===========

5. The following table sets forth the computation of basic and diluted earnings per share:


                                                              Three months ended            Six months endedd
                                                                  June 30,                       June 30,
                                                            2000          1999             2000          1999
                                                            -----         -----            -----         ----
                                                                  (In thousands, except per share amounts)

Numerator:
      Numerator for basic and diluted
         net income per share - net income                $ 24,268       $ 5,694        $ 243,539      $ 10,017
                                                          =========      ========       ==========     ========

Denominator for basic net income per share:
      Weighted average common shares                        66,817        53,886           66,456        53,710
                                                          ---------      --------       ----------     --------
Shares used in computing basic net income
per share                                                   66,817        53,886           66,456        53,710
                                                          =========      ========       ==========     ========

Basic net income per share                                $   0.36       $  0.11        $    3.66      $   0.19
                                                          =========      ========       ==========     ========

Denominator for diluted net income per share:
      Weighted average common shares                        66,817        53,886           66,456        53,710
      Employee stock options and warrants
           to purchase common stock                          5,981         5,142            6,451         5,118
                                                          ---------      --------       ----------     --------
Shares used in computing diluted net income
per share                                                   72,798        59,028           72,907        58,828
                                                          =========      ========       ==========     ========

Diluted net income per share                              $   0.33       $  0.10        $    3.34      $   0.17
                                                          =========      ========       ==========     ========

       For the three and six month periods ended June 30, 2000, options to purchase 340,086 and 214,232 shares of common stock, respectively have been excluded from the earnings per share calculation, as their effect is antidilutive. For the three and six month periods ended June 30, 1999, options to purchase 100,465 and 55,609 shares of common stock, respectively have been excluded from the earnings per share calculation, as their effect is antidilutive.

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

       In March 1998, the Company filed a complaint in federal court against Lexar for infringement of a fundamental flash memory card patent. Lexar disputed this claim and asserted that our patent was invalid or unenforceable, as well as asserted various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. The Company has denied all of these counterclaims. In July 1998, the court denied Lexar's request to have the case dismissed. Discovery in this suit began in August 1998. On February 22, 1999, the court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in the Company's patent at issue in the Lexar suit. On March 4, 1999, the court issued its ruling on the proper construction of the claim terms in our patent. On July 30, 1999, the Company filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe the Company's patent. In December 1999, Lexar filed a counter motion for partial summary judgment for invalidity of the Company's patent. Both motions were heard by the court on March 17, 2000 and on March 28, 2000 the court found that the accused Lexar flash cards contributarily infringed SanDisk's patent and granted SanDisk's motion for partial summary judgement. Additionally, the court denied Lexar's summary judgement motion for non-infringement and invalidity.

       In May 1999, Lexar filed a complaint against us in federal court for claims of unfair competition, false advertising, trade libel and intentional and negligent interference with prospective business advantage. In Lexar's complaint, Lexar alleged that statements by the Company regarding the comparative performance of its products and Lexar's in digital cameras were false, and further alleged that the Company had interfered with the certification of certain Lexar products by the CompactFlash Association. On July 1, 1999, the Company filed a motion to dismiss the Lexar complaint. Also, in July 1999, Lexar filed a motion for preliminary injunction seeking to stop certain advertising practices that Lexar alleges were misleading. On August 26, 1999, the parties executed and filed with the court a joint stipulation withdrawing our motion to dismiss and granting Lexar permission to amend its complaint. Lexar has amended its complaint to remove any allegations and causes of action based on our alleged interference in certification by the CompactFlash Association. On September 17, 1999, the court conducted a hearing on Lexar's motion for preliminary injunction. On September 24, 1999, the court issued an order granting a limited preliminary injunction which enjoins the Company from using or implying certain terminology in advertising regarding the comparative performance of our memory products in digital cameras. On October 1, 1999, the Company filed counterclaims against Lexar asserting causes of action including unfair competition and false advertising under both federal and California law. Although the Company cannot predict the ultimate outcome of the case, it believes that Lexar's claims are without merit and that we have meritorious counterclaims against Lexar.

       The trial date for the Company's patent case, filed in March 1998, has been set for October 2000. No trial date has been set for the case filed by Lexar in May 1999. Although we cannot predict the ultimate outcome of these cases, we believe that Lexar's claims are without merit and that SanDisk's counterclaims are meritorious.

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

       From time to time, the Company has been contacted by various other parties who have alleged that certain of the Company's products infringe on patents that such parties claim to hold. To date no legal actions have been filed in connection with any such infringement, other than as discussed above.

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

7. Certain of the Company's balance sheet accounts and purchase commitments are denominated in Japanese Yen. The Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. At June 30, 2000, forward contracts to sell Japanese Yen with a notional amount of $18.4 million were outstanding. In the second quarter of 2000, the Company had a net foreign currency transaction gain of $0.6 million, primarily due to transaction gains on its Japanese yen based assets.

8. Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, net of the related tax effects, for all periods presented.


                                                  Three months ended              Six months ended
                                                       June 30,                       June 30,
                                                 2000           1999            2000           1999
                                                 -----          -----           -----          ----
                                                                 (In thousands)
Net income                                    $ 24,268        $ 5,694        $243,539       $ 10,017

 Unrealized gain (loss) on
   available-for-sale securities:
          Loss due to change in market value   (35,559)          (550)        (25,752)          (802)
          Gain from stock dividend received     36,606              -          36,606              -
                                              ---------       --------      ---------        -------

Comprehensive income                          $ 25,315        $ 5,144        $254,393        $ 9,215
                                              =========       ========       =========       =======



       Accumulated other comprehensive income was $11.1 million and $0.2 million at June 30, 2000 and December 31, 1999, respectively.

9. On June 30, 2000, the Company and Toshiba closed a transation providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital

       Memory Card controllers. As a part of this transaction, the Company and Toshiba formed and contributed initial funding to FlashVision LLC, a joint venture to equip and operate a silicon wafer manufacturing line in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. The Company, as part of its 50% ownership of the joint venture, expects to invest up to $150 million in cash and, if necessary, guarantee equipment lease lines up to an additional $250 million. SanDisk contributed the first $15.0 million of this investment in FlashVision LLC in the second quarter of 2000. The Company does not expect any material revenues from the 512 megabit technology for at least one year and from the 1 gigabit technology for at least two years.

10. On January 3, 2000, the USIC foundry was merged into UMC. The Company had invested $51.2 million in USIC. In exchange for its USIC shares, the Company received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. All of the UMC shares received by the Company as a result of the merger are subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions expired on one-half of the shares on July 3, 2000. The remaining shares will become available for sale over a two year period beginning in January 2002. When the shares are ultimately sold, it is likely that the Company will recognize additional gains or losses due to fluctuations in the price of the UMC shares.

       In May 2000, the Company received a stock dividend from UMC of 200 shares for every 1000 shares of UMC owned, resulting in its ownership of 22 million additional shares of UMC. The shares received as a stock dividend and the 50% of the shares received as a result of the merger that became unrestricted in July 2000 were treated as available-for-sale securities under Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities, at June 30, 2000. At June 30, 2000, these shares were adjusted to market value and the resulting unrealized net gain of $0.9 million dollars in the second quarter was included in accumulated other comprehensive income. The remaining 50% of the shares received as a result of the merger, that will be restricted from sale until 2002, are accounted for at their historical cost until such time as the related restrictions lapse.

11. In July 2000, SanDisk entered into a definitive agreement to make a $75 million equity investment in Tower Semiconductor ("Tower") in Israel, resulting in approximately 10% ownership of Tower. In exchange for its investment, SanDisk will receive one seat on the board of directors and a guaranteed portion of the wafer output from the advanced fab Tower plans to build in Migdal Haemek, Israel. Under the terms of the agreement, SanDisk will make its investment over a period of approximately 18 months as key milestones related to the construction, equipping and wafer production at the new wafer fab are met. First wafer production is expected at the new fab in 2002. The closing of the transaction is subject to several conditions including, the timely approval of a financial incentive package for Tower from the Israeli government, Tower's ability to secure additional financing from other foundry partners and financial institutions, timely commencement of fab construction and the approval of Tower's board.

12. On August 9, 2000, SanDisk entered into a joint venture with Photo-Me International ("PMI") for the manufacture, installation and service of self-service digital photo printing labs, or kiosks, bearing the SanDisk brand name. Under the agreement, SanDisk and PMI will each make an initial investment of $4 million and secure lease financing for the purchase of the kiosks. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. We estimate that we will guarantee equipment lease arrangements of approximately $40 million over the first two years of the agreement. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. The first kiosks are expected to be deployed in retail stores in the United States in early 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this discussion and analysis are forward looking statements under Section 21E of the Securities and Exchange Act of 1934 as amended based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are discussed below and in our Form 10-K for the year ended December 31, 1999 under the heading "Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

Overview

     SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In the first half of fiscal 2000, approximately 70% of our product sales were attributable to the consumer electronics market, particularly sales of CompactFlash for use in digital camera applications. Our CompactFlash products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our CompactFlash products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consumer market will continue to represent a majority of our sales as the popularity of consumer applications, including digital cameras, increases.

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

    All of our products require silicon wafers, which are all currently manufactured by UMC in Taiwan. Industry-wide demand for semiconductors increased significantly in 1999 and the first half of 2000, due to increased demand in the consumer electronics and cellular phone markets. This increased demand is expected to continue throughout 2000 causing supply to become constrained and prices to increase. Under our wafer supply agreements, there are limits on the number of wafers we can order and our ability to change that quantity is restricted. Accordingly, our ability to react to significant fluctuations in demand for our products is limited. If customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain adequate quantities of flash memory wafers with acceptable prices and yields from our current and future wafer foundries, our business, financial condition and results of operations could be harmed. If customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. We have from time to time taken write downs for excess inventories. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter to quarter basis. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly."

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

RESULTS OF OPERATIONS

     PRODUCT REVENUES. Our product revenues were $122.6 million in the second quarter of 2000, up $80.3 million or 190% from the second quarter of 1999. Product revenues for the six months ended June 30, 2000 were $219.8 million, up $141.6 million or 181% from the same period of the prior year. During the three and six month periods ended June 30, 2000, total unit sales increased approximately 167% over the same periods in 1999. The largest increases in both periods came from sales of MultiMediaCard, CompactFlash and Flash Chipset products. CompactFlash products represented 43% of product revenues, MultiMediaCards 22% of product revenues for the second quarter of 2000. For the six month period ended June 30, 2000, CompactFlash products represented 46% of product revenues and MultiMediaCards represented 19% of product revenues. Average selling prices increased 8% in the second quarter of 2000 and 5% for the first six months of 2000 compared to the same periods of the prior year due primarily to a shift in product mix to higher capacity cards in our CompactFlash and MultimediaCard product lines. Sales to the consumer market represented approximately 70% of product revenues and sales to the telecommunications/industrial market accounted for the remaining 30% during the three and six month periods ended June 30, 2000. Sales to the retail channel represented 28% of product revenues in the second quarter of 2000, up from 18% for the same period of the previous year. The mix of products sold varies from quarter to quarter and will continue to vary in the future, affecting our overall average selling prices and gross margins.

     Export sales represented 53% and 52%, respectively, of our product revenues for the three and six month periods ended June 30, 2000 compared to 43% for the same periods of the previous year. We expect international sales to continue to represent a significant portion of our product revenues. For the three month period ended June 30, 2000, our top ten customers represented approximately 49% of our product revenues compared to 57% for the same period in 1999. One customer accounted for more than 10% of product sales in the second quarter of 1999. We expect that sales to a limited number of customers will continue to represent a substantial portion of our revenues for the foreseeable future.

     LICENSE AND ROYALTY REVENUES. We currently earn patent license fees and royalties under several cross-license agreements. License and royalty revenues from patent cross-license agreements were $21.4 million in the second quarter of 2000, up from $10.2 million in the same period of the previous year, due primarily to an increase in royalty revenues. Certain of our licensees report royalty revenues to us only twice a year. The increase in royalty revenues for the second quarter of 2000 included an adjustment to reconcile the estimated royalty revenues recognized in the first half of 2000 with the actual royalties reported by our licensees. In the first six months of 2000, revenue from patent license and royalties was $33.5 million, up from $18.5 million for the same period of the prior year. Revenues from licenses and royalties decreased to 15% of total revenues in the second quarter of 2000 from 20% in the second quarter of 1999.

    GROSS PROFITS. In the second quarter of 2000, gross profits were $59.4 million, or 41% of total revenues compared to $21.7 million, or 41% of total revenues in the same period of 1999. Gross profits for the first half of 2000 were $101.0 million compared to $39.3 million for the same period of the previous year. Gross margin was 40% of total revenues for the six month period ended June 30, 2000 compared to 41% for the same period of 1999.

    Product gross margin increased to 31% of product revenues for the three and six month periods ended June 30, 2000 compared to 27% for the same periods in 1999, primarily due to the lower cost per megabyte of our 256 Mbit flash memory products which represented more than half of our shipments in the first six months of 2000. We expect product gross margins to further improve in the second half of 2000 as we complete the transition to our 256 Mbit technology for the majority of our shipments and wafer production at the third UMC fab ramps into volume production.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $11.1 million in the second quarter of 2000, up $5.0 million or 84% from $6.0 million in the same period of 1999. In the first six months of 2000, research and development expenses increased to $19.8 million, up $8.6 million or 77% from $11.2 million in the same period of 1999. These increases were primarily due to increased salary and related expenses and increased depreciation and amortization expenses. Research and development expenses represented 8% of total revenues in the second quarter of 2000 compared to 11% in the second quarter of 1999. For the first six months of 2000, research and development expenses represented 8% of total revenues compared to 12% for the same period of the prior year. We expect our research and development expenses to continue to increase in absolute dollars to support the development and introduction of new generations of flash data storage products, including the 512Mbit and 1 Gigabit flash memory co-development and manufacturing joint venture with Toshiba and the development of advanced controller chips. We currently expect our incremental research and development expenses related to the Toshiba joint development project to be in the range of $6.0 million to $8.0 million in fiscal 2000.

    SALES AND MARKETING. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $11.5 million in the second quarter of 2000, up $5.8 million or 100% from $5.8 million in the second quarter of 1999. In the first six months of 2000, sales and marketing expenses increased to $22.1 million, up $11.1 million or 102% from $10.9 million in the same period of 1999. These increases were primarily due to higher commission expenses due to increased product revenues, increased salary and related expenses and higher marketing expenses. Sales and marketing expenses represented approximately 8% of total revenues in the second quarter of 2000 compared to 11% in the second quarter of 1999. For the first six months of 2000, sales and marketing expenses represented 9% of total revenues compared to 11% for the same period of the prior year. We expect sales and marketing expenses to continue to increase as sales of our products grow and as we continue to develop the retail channel for our products and as we increase our market development activities for our Secure Digital Memory Card products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $6.0 million in the second quarter of 2000, up $3.1 million or 108% from $2.9 million in the second quarter of 1999. In the first six months of 2000, general and administrative expenses increased to $10.8 million, up $5.5 million or 103% from $5.3 million in the same period of 1999. These increases were primarily due to increased salary and related expenses, increased legal fees and an increase in the allowance for doubtful accounts. General and administrative expenses represented 4% of total revenues in the second quarter of 2000 compared to 6% in the second quarter of 1999. For the first six months of 2000, general and administrative expenses represented 4% of total revenues compared to 5% for the same period of the prior year. We expect general and administrative expenses to continue to increase as our general and administrative functions grow to support our overall growth. General and administrative expenses could also increase substantially in the future if we continue to pursue litigation to defend our patent portfolio. See "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation."

    INTEREST INCOME. Interest income was $5.8 million in the second quarter of 2000 compared to $1.4 million in the second quarter of 1999. The increase in 2000 was due primarily to higher interest income due to the investment of the proceeds from the sale of common stock in our November 1999 follow-on public offering.

    GAIN ON INVESTMENT IN FOUNDRY. In the first quarter of 2000, we recognized a gain of $344.2 million as a result of the merger of United Silicon, Inc. ("USIC") and United Microelectronics Corporation ("UMC"). We had invested $51.2 million in USIC. We received 111 million shares of UMC in exchange for our USIC shares. These shares were valued at $396 million at the time of the merger. All of the UMC shares are subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions expired on one-half of the shares on July 3, 2000. The remaining shares will become available for sale over a two year period beginning in January 2002. When the shares are ultimately sold, it is likely that we will recognize additional gains or losses. In May 2000, we received a stock dividend 200 UMC shares for every 1000 shares of UMC owned, resulting in our ownership of 22 million additional UMC shares.

OTHER INCOME, NET. Other income, net was $665,000 in the second quarter of 2000 compared to $29,000 for the same period of the prior year. The increase was primarily due to increased foreign currency transaction gains in the second quarter of 2000.

    PROVISION FOR INCOME TAXES. In the first half of 2000 our effective tax rate, exclusive of the gain on foundry investment, was 35% compared to 33% for the same period of the prior year. In the first quarter of 2000, an additional tax of $140.2 million was provided for the gain on foundry investment. The lower effective tax rate in 1999 reflects greater benefits from federal and state tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, we had working capital of $645.6 million, which included $175.8 million in cash and cash equivalents and $305.7 million in short-term investments. Operating activities provided $40.9 million of cash in the six month period ended June 30, 2000 primarily from net income and an increase in accounts payable of $11.9 million and income taxes payable of $16.2 million, which were partially offset by an increase in accounts receivable of $31.2 million and inventories of $11.1 million.

    Net cash used in investing activities in the first half of 2000 of $19.4 million consisted of our $15.0 million investment in FlashVision LLC, our foundry joint venture with Toshiba, and capital equipment purchases of $10.9 million. These uses of cash were partially offset by net proceeds from short term investments of $6.4 million. In the first half of 2000, cash provided by financing activities of $8.2 million came primarily from the sale of common stock through our stock option and employee stock purchase plans.

    On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacturing of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. As part of this transaction, we and Toshiba formed FlashVision LLC, a joint venture to equip and operate a silicon wafer manufacturing line in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. We, as part of our 50% ownership of the joint venture, expect to invest up to $150 million in cash, and, if necessary, guarantee equipment lease lines up to an additional $250 million. We made our first contribution of $15.0 million to the joint venture during the second quarter of 2000.

          In July 2000, we entered into a definitive agreement to make a $75 million equity investment in Tower Semiconductor in Israel resulting in approximately 10% ownership of Tower. In exchange for its investment, SanDisk will receive one seat on the board of directors and a guaranteed portion of the wafer output from the advanced fab Tower plans to build in Migdal Haemek, Israel. Under the terms of the agreement, SanDisk will make its investment over a period of approximately 18 months as key milestones related to the construction, equipping and wafer production at the new wafer fab are met. First wafer production is expected at the new fab in 2002. The closing of the transaction is subject to several conditions including, the timely approval of a financial incentive package for Tower from the Israeli government, Tower's ability to secure additional financing from other foundry partners and financial institutions, timely commencement of fab construction and the approval of Tower's board.

     On August 9, 2000, SanDisk entered into a joint venture with Photo-Me International ("PMI") for the manufacture, installation and service of self-service digital photo printing labs, or kiosks, bearing the SanDisk brand name. Under the agreement, SanDisk and PMI will each make an initial investment of $4 million in the joint venture, called Digital Portal, Inc., and secure lease financing for the purchase of the kiosks. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. We estimate that we will guarantee equipment lease arrangements of approximately $40 million over the first two years of the agreement. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. The first kiosks are expected to be deployed in retail stores in the United States in early 2001.

     Depending on future demand for our products, we may make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future. We believe our existing cash and cash equivalents and short-term investments along with the planned capital equipment lease arrangements currently in negotiation related to our FlashVision LLC and Digital Portal, Inc. joint ventures will be sufficient to meet our currently anticipated working capital and capital equipment expenditure requirements for the next twelve months.

    On January 3, 2000, the USIC foundry was merged into UMC. We previously invested $51.2 million in USIC. In exchange for our USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344 million ($204 million after-tax). All the UMC shares we received as a result of the merger are subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions expired on one-half of the shares on July 3, 2000. The remaining shares will become available for sale over a two year period beginning in January 2002. In addition, in May 2000 we received a stock dividend of 200 UMC shares for every 1000 shares owned, resulting in the ownership of an additional 22 million shares. When the shares are ultimately sold, it is likely that we will report additional gains or losses. To the extent we can liquidate the UMC shares, we will plan to use such funds to support our operations and capital expenditures.

IMPACT OF CURRENCY EXCHANGE RATES

    A portion of our revenues are denominated in Japanese yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At June 30, 2000, forward contracts with a notional amount of $18.4 million were outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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

       o shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

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

    DIFFICULTY OF ESTIMATING SILICON WAFER NEEDS

    When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories, which could harm our gross margins and operating results. For example, in the second quarter of 1998, our product gross margins declined to 12% from 30% in the previous quarter due in part to a write down of inventory to reflect net realizable value. If we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers, which could harm our product revenues. Because our largest volume products, CompactFlash and MultiMediaCard, are sold into emerging consumer markets, it has been difficult to accurately forecast future sales. A substantial majority of our quarterly sales have historically been from orders received and fulfilled in the same quarter. In addition, our product order backlog may fluctuate substantially from quarter to quarter.

    ANTICIPATED GROWTH IN EXPENSE LEVELS

    We increased our expense levels in the first half of fiscal 2000 to support our growth. We expect operating expenses to continue to increase in fiscal 2000 as a result of the need to hire additional personnel to support expected growth in sales unit volumes, sales and marketing efforts and research and development activities, including our collaboration with Toshiba providing for the joint development of 512 megabit and 1 gigabit flash memory chips. For example in fiscal 2000, the incremental research and development expenses related to the Toshiba joint development project are expected to be in the range of $6 million to $8 million. In addition, we have significant fixed costs and we cannot readily reduce these expenses over the short term. If revenues do not increase proportionately to operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be harmed.

    VARIABILITY OF AVERAGE SELLING PRICES AND GROSS MARGIN

    Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash and MultiMediaCard products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash and MultiMediaCard products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras and Internet music players, become more popular. Dependence on CompactFlash sales, together with lower pricing caused by increased competition, caused average unit selling prices to decline 22% during fiscal 1999 compared to a decline of 28% during fiscal 1998. In the first six months of 2000, average selling prices increased 5% compared to the same period in 1999 primarily due to a shift in product mix to higher capacity cards in our CompactFlash and MultiMediaCard product lines.

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

    D2 FLASH TECHNOLOGY

    We have developed new products based on D2 flash technology, a new flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as D2 flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced product availability. We may not be able to manufacture future generations of our D2 products with yields sufficient to result in lower costs per megabyte. In fiscal 2000, we expect to rely on our 256 megabit flash memory technology, which has a lower cost per megabyte than the 128 megabit technology for the majority of our product shipments. If we are unable to bring future generations of our 256 megabit flash memory into full production as quickly as planned or if we experience unplanned yield problems, we will not be able to meet our customers' forecasted demand, which would result in lost sales, reduced revenues and reduced margins.

    MULTIMEDIACARD PRODUCTS

    The MultiMediaCard presents new challenges in assembly and testing. For example, in the third quarter of 1999, during the MultiMediaCard production startup phase, we experienced fluctuations in yields which reduced MultiMediaCard product availability, increased manufacturing costs and reduced product margins for this product family. We are currently unable to meet all customer demand for MultiMediaCard products. Future yield problems with our MultiMediaCard products could result in lost sales and reduced revenues. In addition, our gross margins may be harmed by any problems we encounter in the production of our MultiMediaCard products.

    SECURE DIGITAL MEMORY CARD PRODUCTS

    In the third quarter of 1999, we announced a memorandum of understanding under which we, along with Matsushita and Toshiba, will jointly develop and promote the Secure Digital Memory Card. The Secure Digital Memory Card is an enhanced version of our MultiMediaCard that will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We expect to begin sampling our Secure Digital Memory Card products to key customers in the second half of 2000. Negotiations for a definitive agreement with Matsushita and Toshiba concerning this collaboration were concluded in the second quarter.

    The Secure Digital Memory Card will incorporate a number of new features, including SDMI compliant security and copy protection, a mechanical write protect switch and a high data transfer rate. We have never built products incorporating these features. Any problems or delays in establishing production capabilities or ramping up production volumes of our Secure Digital Memory Card products could result in lost sales or increased manufacturing costs in 2000 and beyond. In addition, we cannot be sure that manufacturers of consumer electronic products will develop new products that use the Secure Digital Memory Card or that content providers such as music studios will agree to distribute their copyrighted content for storage on Secure Digital Memory Cards. Furthermore, there is no assurance that consumers will widely adopt Secure Digital Memory Cards because of the requirement to purchase copyrighted content. Conversely, broad acceptance of our Secure Digital Memory Card by consumers may reduce demand for our MultiMediaCard and CompactFlash card products. See "--The success of our business depends on emerging markets and new products."

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

    In the second quarter of 2000 we completed qualifications and began volume production of the 256 Mbit D2 .24 micron technology in one UMC fab. In the third quarter of 2000 we plan to complete similar .24 micron qualification and commence volume production in a second UMC fab. In the third quarter of 2000 we also plan to complete .24 micron qualification in a third UMC fab in time to commence volume production in the fourth quarter of 2000. This third fab is a brand new UMC fab, and there can be no assurances that we will not experience startup difficulties, delays in wafer availabilty, and potentially initial low yields, all of which are quite frequently encountered with new advanced semiconductor wafer fabs. Any such difficulties may adversely impact our product availability and gross margins.

OUR INVESTMENT IN NEW FLASH MEMORY WAFER PRODUCTION MAY RESULT IN INCREASED EXPENSES AND FLUCTUATIONS IN OPERATING RESULTS.

    On June 30, 2000, we closed a transaction with Toshiba to jointly develop future flash memory products and jointly manufacture such product, once developed. Under this agreement, we expect to invest $150 million in cash and guarantee up to $250 million in equipment leaselines to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment. Toshiba is obligated to invest an equal amount and each of us will equally share the startup expenses and the wafer output. We will use the new production capacity at Dominion to manufacture primarily flash memory wafers with minimum lithographic feature size of 0.16 micron initially, moving to 0.13 micron in the future. Such minimum feature sizes are considered today to be the most advanced for mass production of silicon wafers and have never been used for the high volume manufacture of flash memory chips. Therefore, it is difficult to predict how long it will take to equip and commence production at the new facility and achieve adequate yields and economically attractive product costs based on our new designs. We have not operated our own wafer fabrication facility in the past and therefore do not have any experience in addressing these challenges. With our investments in the Dominion facility, we are now exposed to the adverse financial impact of any delays or manufacturing problems associated with the wafer production line. Any problems or delays in commencing production at the new Dominion facility could adversely impact our operating results in fiscal years 2000 and 2001.

     We expect to share with Toshiba the expected startup costs associated with flash memory production at the Dominion facility. We expect to incur substantial start up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment. During the ramp-up period, equipment depreciation begins and line operating expenses increase substantially. While the wafer output is still relatively low, the cost of wafers from the Dominion facility is expected to be significantly higher than the cost of wafers from our other suppliers. This may negatively impact our overall product gross margins until flash wafer output from Dominion reaches an optimum level, which may never occur. Under the agreement with Toshiba, we are committed to purchase 50% of the output from the Dominion facility. We will incur startup costs and pay our share of ongoing operating activities even if we do not utilize our full share of the Dominion output. Should customer demand for Nand flash products be below our available supply, we may suffer from reduced revenues and increased expenses which could adversely affect our operating results. Furthermore, in order for us to sell Nand based CompactFlash, MultiMediaCards and SD Cards, we will have to develop new controllers, printed circuit boards and test algorithms because the architecture of Nand flash is significantly different from our current Nor flash designs. Any delays in the development of these elements could prevent us from taking advantage of the available Nand output and could adversely affect our results of operations.

     In July 2000, SanDisk entered into a definitive agreement to make a $75 million equity investment in Tower Semiconductor in Israel. In exchange for its investment, SanDisk will receive one seat on the board of directors and a guaranteed portion of the wafer output from the advanced fab Tower plans to build in Migdal Haemek, Israel with .18 mircon process technology which Tower licensed from Toshiba. We plan to use the Tower wafers for the future manufacture of a portion of our controller chips that are being designed at our design center in Isreal. Under the terms of the agreement, SanDisk will make its investment over a period of approximately 18 months as key milestones related to the construction, equipping and wafer production at the new wafer fab are met. First wafer production is expected at the new fab in 2002. The closing of the transaction is subject to several conditions including, the timely approval of a financial incentive package for Tower from the Israeli government, Tower's ability to secure additional financing from other foundry partners and financial institutions, timely commencement of fab construction and the approval of Tower's board. We cannot assure you that the Tower facility will be completed or will begin production as scheduled or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price.

THE SUCCESS OF OUR BUSINESS DEPENDS ON EMERGING MARKETS AND NEW PRODUCTS.

     In order for demand for our products to grow, the markets for new products that use CompactFlash and the MultiMediaCard, such as portable digital music players and smart phones, must develop and grow. If sales of these products do not grow, our revenues and profit margins could level off or decline.

     Because we sell our products for use in many new applications, it is difficult to forecast demand. For example, in 1999 and the first half of 2000, demand for our MultiMediaCard for use in portable digital music players grew faster than anticipated and we were unable to fill all customer orders . Although we are increasing production of the MultiMediaCard, if we are unable to fulfill customer demand for these products in the future, we may lose sales to our competitors.

      SECURE DIGITAL MEMORY CARD PRODUCTS

    In the third quarter of 1999, we announced a collaboration under which we will jointly develop the Secure Digital Memory Card, an enhanced version of our MultiMediaCard, which will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We expect to begin shipping customer samples of our Secure Digital Memory Cards in 32 and 64 megabyte capacities in the second half of 2000. The Secure Digital Memory Card is slightly thicker and uses a different interface than our MultiMediaCard. Because of these differences, the Secure Digital Memory Card will not work in current products that include a MultiMediaCard slot. In order for the market for our Secure Digital Memory Card to develop, manufacturers of digital audio/video and portable computing products must include a Secure Digital Memory Card compatible slot in their products and acquire a license to the security algorithms. If OEMs do not incorporate Secure Digital Memory Card slots in their products or do not buy our Secure Digital Memory Cards, our business, financial condition and results of operations may be harmed. In addition, consumers may postpone or altogether forego buying products that utilize our MultiMediaCard and CompactFlash cards in anticipation of new products that will incorporate the Secure Digital Memory Card. If this occurs, sales of our MultiMediaCard and CompactFlash products may be harmed. The main competition for the Secure Digital Memory Card is expected to come from the Sony Memory Stick. Sony has substantially greater financial and other resources than we do and extensive marketing and sales channels and brand recognition. We cannot assure you that our Secure Digital Memory Card will be successful in the face of such competition.

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

    512 MEGABIT AND 1 GIGABIT FLASH MEMORY CARD PRODUCTS

    On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. As part of this collaboration, we and Toshiba plan to employ Toshiba's future 0.16 micron and 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk's multilevel cell flash and controller system technology. The development of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers is expected to be complex and incorporates SanDisk and Toshiba technology that is still under development. We cannot assure you that we and Toshiba will successfully develop these new products or the underlying technology, or that any development will be completed in a timely or cost-effective manner. If we are not successful in any of the above, our business, financial condition and results of operations could suffer.

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


WE DEPEND ON OUR SUPPLIERS AND THIRD PARTY SUBCONTRACTORS.

    We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, we rely on UMC for all of our flash memory wafers and NEC to supply certain designs of microcontrollers. In September 1999, both UMC foundries producing our flash memory wafers were damaged and temporarily shut down by an earthquake in Taiwan. In addition, due to industry-wide increasing demand for semiconductors, we have been unable to achieve price reductions from some of our important suppliers. See "--We depend on third party foundries for silicon wafers." We have begun to experience longer order lead times and spot shortages on standard components due to high industry demand. Shortages of any of these standard components could result in higher manufacturing costs or lower revenues due to production delays or reduced product shipments. Additionally, where possible, we are building buffer inventories of critical components. If we accumulate excess inventories or these buffer inventories become obsolete, we will have to write down inventories which will adversely affect our gross margins and results of operations.

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

    During the second half of 1999, we transferred a substantial portion of wafer testing, packaged memory final testing, card assembly and card testing to Silicon Precision Industries Co., Ltd. in Taiwan and Celestica, Inc. in China. In the second quarter of 2000, we will began using Amkor, in the Philippines, as an additional subcontractor for card assembly and testing. In fiscal 2000, we expect that these three subcontractors will be assembling and testing a majority of our mature, high-volume products. This increased reliance on subcontractors is expected to reduce manufacturing costs and give us access to increased production capacity. During the transition period, we will continue full operations at our Sunnyvale production facility while simultaneously transferring test equipment and training personnel of our subcontractors. However, we do not have sufficient duplicative production testing equipment at Sunnyvale and at our subcontractors. Therefore, any significant problems in this complex transfer of operations may result in a disruption of production and a shortage of product to meet customer demand in the second half of 2000.

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

    o socket flash, linear flash and component manufacturers, such as Advanced Micro Devices, Inc., Atmel Corporation, Fujitsu Corporation, Intel Corporation, Macronix International Co., Ltd., Micron Technology, Inc., Mitsubishi Electronic Corporation, Sharp Electronics Corporation and STMicroelectronics NV; and

    o module or card assemblers, such as Lexar Media, Inc., M-Systems, Inc., Pretec Electronics Corp., Simple Technology Inc., Sony Corporation, Kingston Technology Company, Panasonic Consumer Electronic Company, Silicon Storage Technology, Inc., TDK Corporation, Matsushita Battery, Inc. Delkin Devices, Inc., Silicon Tek and Viking Components, Inc., who combine controllers and flash memory chips developed by others into flash storage cards.

In addition, over 25 companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe additional manufacturers will enter the CompactFlash market in the future.

    We have announced an agreement with Matsushita and Toshiba to jointly develop and promote a next generation flash memory card called the Secure Digital Memory Card. Under this agreement, Secure Digital Memory Card royalty-bearing licenses will be granted to other flash memory card manufacturers, which will increase the competition for our Secure Digital Memory Card, CompactFlash and MultiMediaCard products. In addition, Matsushita and Toshiba will sell Secure Digital Memory Cards that will compete directly with our products. While other flash card manufacturers will be required to pay the SD Association license fees and royalties which will be shared between Matsushita, Toshiba and SanDisk, there will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital Memory Card. Thus, we will forfeit potential royalty income from Secure Digital Memory Card sales by Matsushita and Toshiba.

    On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. We and Toshiba will each separately market and sell any products developed and manufactured under this relationship. Accordingly, we will compete directly with Toshiba for sales of these advanced chips and controllers.

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

    IBM's microdrive, a rotating disk drive in a Type II CompactFlash format competes directly with our Type II CompactFlash memory cards, for use in high-end professional digital cameras. M-Systems' Diskonchip 2000 Millennium product competes against our Flash ChipSet products in embedded storage applications such as set top boxes and networking appliances.

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

OUR BUSINESS DEPENDS UPON CONSUMER PRODUCTS.

    In 1999 and the first half of 2000, we received more product revenue and shipped more units of products destined for consumer electronics applications, principally digital cameras, than for any other application. We believe that these products will encounter intense competition and be more price sensitive than products sold into our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and preference.

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

SALES TO A SMALL NUMBER OF CUSTOMERS REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES.

    More than half of our revenues come from a small number of customers. For example in the first half of 2000, sales to our top 10 customers accounted for approximately 50% of our product revenues. In fiscal 1999 sales to our top 10 customers represented 57% of our product revenues, with sales to one customer accounting for more than 10% of product sales. If we were to lose any of these customers or experience any material reduction in orders from these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change.

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

THERE MAY BE SEASONALITY IN OUR BUSINESS.

    Sales of our products, in particular the sale of CompactFlash products, in the consumer electronics applications market may be subject to seasonality. As a result, product sales may be impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In addition, in the past we have experienced a decrease in orders in the first quarter from our Japanese OEM customers primarily because most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. For example, our product revenues were 24% lower in the first quarter of 1998 than in the fourth quarter of 1997, mostly due to these seasonal factors. Although we did not experience this seasonality in the first quarter of 2000, we cannot assure you that we will not experience seasonality in the future.

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

    Under the terms of our definitive agreement with Toshiba, we and Toshiba formed FlashVision LLC, a joint venture which will equip and operate a silicon wafer manufacturing line in Virginia (the Dominion facility) to manufacture 512 megabit and 1 gigabit flash memory chips. However, we cannot assure you that this manufacturing line will produce satisfactory quantities of wafers with acceptable prices and yields. Any failure in this regard could materially harm our business, financial condition and results of operations. In addition, the construction improvements and operation of this line will cause us to incur significant expense and may result in the diversion of resources from other important areas of business. We cannot assure you that we or Toshiba will be able to secure sufficient funding to support this manufacturing line. In addition, we have no experience in operating a wafer manufacturing line and we intend to rely on the existing manufacturing organization at the Dominion facility. This organization will be trained in Nand flash manufacturing by Toshiba, but we cannot assure you that they will be successful in manufacturing these advanced Nand flash products on a cost-effective basis or at all. We are committed to purchase 50% of the output from the Dominion facility, and therefore, should the customer demand for Nand flash products be below our available supply, our results of operations could be adversely affected. Furthermore, in order for us to sell Nand based CompactFlash, MultiMediaCards and SD Cards, we will have to develop new controllers, printed circuit boards and test algorithms because the architecture of Nand flash is significantly different from our current Nor flash designs. Any delays in the development of these elements could prevent us from taking advantage of the available Nand output and could adversely affect our results of operations.

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

    We intend to vigorously enforce our patents but we cannot be sure that our efforts will be successful. If we were to have an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation is likely to result in significant expense to us, as well as divert the efforts of our technical and management personnel. For example, the Lexar litigation described below has resulted in cumulative litigation expenses of approximately $1.9 million.

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

    LITIGATION RISKS ASSOCIATED WITH OUR INTELLECTUAL PROPERTY

    From time to time, it may be necessary to initiate litigation against third parties to preserve our intellectual property rights. These parties could in turn bring suit against us. For example, in March 1998 we filed a complaint in federal court against Lexar Media, Inc. for infringement of one of our flash card patents. Lexar disputed this claim and asserted that our patent was invalid or unenforceable, as well as asserting various counterclaims including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation and fraud. We have denied all of these counterclaims. In July 1998, the court denied Lexar's request to have the case dismissed. Discovery in this suit began in August 1998. On February 22, 1999, the court considered arguments and papers submitted by the parties regarding the scope and proper interpretation of the asserted claims in our patent at issue in the Lexar suit. On March 4, 1999, the court issued its ruling on the proper construction of the claim terms in our patent. On July 30, 1999, we filed a motion for partial summary judgment that Lexar CompactFlash and PC Cards contributorily infringe our patent. Lexar filed a motion for summary judgement that our patent is invalid in view of prior art. A hearing on both of these motions was held on March 17, 2000 and on March 28, 2000 the court found that the accused Lexar flash cards contributarily infringed SanDisk's patent and granted SanDisk's motion for partial summary judgement. Additionally, the court denied Lexar's summary judgement motion for non-infringement and invalidity. The trial date for our patent case, filed in March 1998 has been set for October 2000. No trial date has been set for the case filed by Lexar in May 1999.

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

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE.

    The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example in the twelve month period ending June 30, 2000 our stock price has fluctuated from a low of $18.875 to a high of $169.625. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to the Company's Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information required by this item is set forth in Note 6 of the Notes to the Condensed Consolidated Financial Statements on pages 7 to 9 and under "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation" on pages 28 to 30 of this Form 10-Q for the quarterly period ended June 30, 2000, and is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Stockholders held on May 11, 2000, the following individuals were elected to the Board of Directors:

                                          Votes For       Votes Withheld
                                          ----------      --------------
         William V. Campbell              59,456,150         228,415
         Irwin Federman                   44,818,795      14,865,770
         Catherine P. Lego                59,456,946         227,519
         Eli Harari                       59,457,040         227,525
         James D. Meindl                  59,456,880         227,685
         Alan F. Shugart                  59,444,130         240,435

The following proposals were approved at our Annual Meeting:


                                  Shares in           Shares            Shares              Shares
                                    Favor            Opposed          Abstaining          Non-voting
                                ---------------    -------------     --------------    -----------------
Increase the authorized             50,514,905        9,139,357             30,303                    0
common stock from 125,000,000
to 400,000,000 shares

Ratify the appointment of           59,646,195            8,834             29,536                    0
Ernst & Young LLP as independent
auditors for the fiscal year
ending December 31, 2000.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits


     EXHIBIT
      NUMBER                                       EXHIBIT TITLE
     -------                                       -------------
       3.1        Certificate of Incorporation of the Registrant, as amended to date.(2),*
       3.2        Form of Amended and Restated Certificate of Incorporation of the Registrant.(2)
       3.3        Bylaws of the Registrant, as amended.(2)
       3.4        Form of Amended and Restated Bylaws of the Registrant (2)
       3.5        Certificate of Designation for the Series A Junior
                  Participating Preferred Stock, as filed with the Delaware
                  Secretary of State on April 24, 1997.(4)
       4.1        Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.(2)
       4.3        Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)
       4.5        Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993.(2)
       4.8        Rights Agreement,  dated as of April 18, 1997, between the Company and Harris Trust and Savings
                  Bank.(4)
       4.9        First  Amendment  to Rights  Agreement  dated  October 22, 1999,  between  Harris Trust and the
                  Registrant.(11)
       9.1        Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
      10.10       License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
      10.13       1989 Stock Benefit Plan.(2)
      10.14       1995 Stock Option Plan.(2)
      10.15       Employee Stock Purchase Plan.(2)
      10.16       1995 Non-Employee Directors Stock Option Plan.(2)
      10.18       Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)
      10.21       Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)
      10.23       Foundry  Venture  Agreement  between the  Registrant and United  Microelectronics  Corporation,
                  dated June 27, 1997.(1),(6)
      10.24       Written   Assurances  Re:  Foundry  Venture   Agreement   between  the  Registrant  and  United
                  Microelectronics Corporation, dated September 13, 1995.(1),(6)
      10.25       Side  Letter  between  Registrant  and  United  Microelectronics  Corporation,  dated  May  28,
                  1997.(1),(6)
      10.27       Clarification letter with regards to Foundry Venture
                  Agreement between the Registrant and United Microelectronics
                  Corporation dated October 24, 1997.(7)
      10.28       Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)
      10.29       Trade Finance  Agreement  between the Registrant  and Union Bank of California,  dated July 15,
                  1998.(9)
      10.30       1995 Stock Option Plan Amended and Restated as of December 17, 1998.(12)
      10.31       1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(12)
      10.32       1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998.(12)
      10.33       Master Agreement,  dated as of May 9, 2000, by and among the Company,  Toshiba  Corporation and
                  Semiconductor North America, Inc.*,+
      10.34       Operating Agreement, dated as of May 9, 2000, by and between the Company and Semiconductor North
                  America, Inc.*
      10.35       Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Company and
                  Toshiba Corporation. *,+
      10.36       Product Development Agreement,  dated as of May 9, 2000, by and between the Company and Toshiba
                  Corporation.*,+


       21.1        Subsidiaries of the Registrant.(10)
       27.1        Financial Data Schedule for the quarter ended March 31, 2000. (In EDGAR format only)*

----------
*    Filed herewith.
1.  Confidential treatment granted as to certain portions of these exhibits.
2. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
3. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
4. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
6. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
7. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
8. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.
9. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
10. Previously filed as an Exhibit to the Registrant's Annual Report on Form
    10-K.
11. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 1, 1999.
12. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
+   Confidential treatment has been requested for certain portions thereof.

       B.  Reports on Form 8-K


       No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SanDisk Corporation
                                               (Registrant)




                                           By:  /s/ Frank A. Calderoni
                                                --------------------------
                                                Frank A. Calderoni
                                                Senior Vice President, Finance
                                                and Administration and
                                                Chief Financial Officer
                                                (On behalf of the Registrant
                                                and as Principal Financial
                                                Officer.)

DATED:  AUGUST 16, 2000

                                 EXHIBIT INDEX


     EXHIBIT
      NUMBER                                       EXHIBIT TITLE
     -------                                       -------------
       3.1        Certificate of Incorporation of the Registrant, as amended to date.(2),*
       3.2        Form of Amended and Restated Certificate of Incorporation of the Registrant.(2)
       3.3        Bylaws of the Registrant, as amended.(2)
       3.4        Form of Amended and Restated Bylaws of the Registrant (2)
       3.5        Certificate of Designation for the Series A Junior
                  Participating Preferred Stock, as filed with the Delaware
                  Secretary of State on April 24, 1997.(4)
       4.1        Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.(2)
       4.3        Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)
       4.5        Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant, dated January 15, 1993.(2)
       4.8        Rights Agreement,  dated as of April 18, 1997, between the Company and Harris Trust and Savings
                  Bank.(4)
       4.9        First  Amendment  to Rights  Agreement  dated  October 22, 1999,  between  Harris Trust and the
                  Registrant.(11)
       9.1        Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
      10.10       License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
      10.13       1989 Stock Benefit Plan.(2)
      10.14       1995 Stock Option Plan.(2)
      10.15       Employee Stock Purchase Plan.(2)
      10.16       1995 Non-Employee Directors Stock Option Plan.(2)
      10.18       Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)
      10.21       Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)
      10.23       Foundry  Venture  Agreement  between the  Registrant and United  Microelectronics  Corporation,
                  dated June 27, 1997.(1),(6)
      10.24       Written   Assurances  Re:  Foundry  Venture   Agreement   between  the  Registrant  and  United
                  Microelectronics Corporation, dated September 13, 1995.(1),(6)
      10.25       Side  Letter  between  Registrant  and  United  Microelectronics  Corporation,  dated  May  28,
                  1997.(1),(6)
      10.27       Clarification letter with regards to Foundry Venture
                  Agreement between the Registrant and United Microelectronics
                  Corporation dated October 24, 1997.(7)
      10.28       Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)
      10.29       Trade Finance  Agreement  between the Registrant  and Union Bank of California,  dated July 15,
                  1998.(9)
      10.30       1995 Stock Option Plan Amended and Restated as of December 17, 1998.(12)
      10.31       1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(12)
      10.32       1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998.(12)
      10.33       Master Agreement,  dated as of May 9, 2000, by and among the Company,  Toshiba  Corporation and
                  Semiconductor North America, Inc.*,+
      10.34       Operating Agreement, dated as of May 9, 2000, by and between the Company and Semiconductor North
                  America, Inc.*
      10.35       Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Company and
                  Toshiba Corporation. *,+
      10.36       Product Development Agreement,  dated as of May 9, 2000, by and between the Company and Toshiba
                  Corporation.*,+
       21.1       Subsidiaries of the Registrant.(10)
       27.1       Financial Data Schedule for the quarter ended March 31, 2000. (In EDGAR format only)*

----------
*    Filed herewith.
1.  Confidential treatment granted as to certain portions of these exhibits.
2. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
3. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
4. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
6. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
7. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
8. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.
9. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
10. Previously filed as an Exhibit to the Registrant's Annual Report on Form
    10-K.
11. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 1, 1999.
12. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
+   Confidential treatment has been requested for certain portions thereof.