Form 10-Q
period 2000-09-30
SANDISK CORP
filed 2000-11-15
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

0-26734
Commission File Number

SANDISK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0191793 (I.R.S. Employer Identification No.)

140 Caspian Court, Sunnyvale, California (Address of principal executive offices)	94089 (Zip code)

(408) 542-0500
(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report.)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of
September 30, 2000

Common Stock, $0.001 par value Class	67,304,244 Number of shares

SANDISK CORPORATION
TABLE OF CONTENTS

SIGNATURES	33

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,

	2000	1999*

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$172,261	$146,170
Short-term investments	258,934	312,278
Investment in UMC	166,809	—
Accounts receivable, net	133,561	52,434
Inventories	67,323	35,679
Deferred tax assets	—	17,000
Prepaid expenses and other current assets	5,985	4,829

Total current assets	804,873	568,390
Property and equipment, net	38,265	31,788
Investment in UMC	197,688	51,208
Investment in joint venture	36,926	—
Deposits and other assets	29,267	6,338

Total Assets	$1,107,019	$657,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$65,120	$30,734
Accrued payroll and related expenses	15,521	8,259
Income taxes payable	18,743	5,843
Other accrued liabilities	21,614	11,378
Deferred tax liability	40,535	—
Deferred revenue	41,877	29,383

Total current liabilities	203,410	85,597

Deferred tax liability	68,317	—
Other liabilities	1,859	—

Total Liabilities	273,586	85,597

Stockholders' Equity:
Common stock	535,045	524,131
Retained earnings	316,939	47,797
Accumulated other comprehensive income	(18,551)	199

Total stockholders' equity	833,433	572,127

Total Liabilities and
Stockholders' Equity	$1,107,019	$657,724

______________

     *   Information derived from the audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues:
Product	$151,816	$57,624	$371,638	$135,850
License and royalty	19,023	9,910	52,519	28,369

Total revenues	170,839	67,534	424,157	164,219

Cost of sales	101,874	43,897	254,146	101,264

Gross profits	68,965	23,637	170,011	62,955

Operating expenses:
Research and development	13,018	6,943	32,838	18,162
Sales and marketing	12,505	6,647	34,568	17,575
General and administrative	7,907	3,091	18,667	8,381

Total operating expenses	33,430	16,681	86,073	44,118

Operating income	35,535	6,956	83,938	18,837

Interest income	5,855	1,447	17,291	4,280
Gain on investment in foundry	—	—	344,168	—
Other income (expense), net	(438)	1,306	661	1,542

Income before taxes	40,952	9,709	446,058	24,659
Provision for income taxes	15,349	3,204	176,916	8,137

Net income	$25,603	$6,505	$269,142	$16,522

Net income per share
Basic	$0.38	$0.12	$4.04	$0.31
Diluted	$0.35	$0.11	$3.70	$0.28

Shares used in computing net income per share
Basic	67,142	54,632	66,685	54,018
Diluted	72,638	60,994	72,817	59,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

Cash flows from operating activities:
Net income	$269,142	$16,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,691	5,931
Deferred taxes	138,435	—
Gain on investment in foundry	(344,168)	—
Loss on disposal of equipment	858
Changes in operating assets and liabilities:
Accounts receivable, net	(81,127)	(23,299)
Inventories	(31,644)	(11,762)
Prepaid expenses and other assets	(4,085)	(1,345)
Accounts payable	34,386	18,868
Accrued payroll and related expenses	7,262	3,388
Income taxes payable	12,900	5,364
Other accrued liabilities	10,236	5,383
Deferred revenue	12,494	(3,349)
Other liabilities	1,859	—

Total adjustments	(230,903)	(821)

Net cash provided by operating activities	38,239	15,701

Cash flows from investing activities:
Purchases of short term investments	(288,389)	(88,178)
Proceeds from sale of short term investments	341,279	89,850
Investment in foundry	(20,000)	—
Investment in joint venture	(36,926)
Acquisition of capital equipment	(19,026)	(17,258)

Net cash used in investing activities	(23,062)	(15,586)

Cash flows from financing activities:
Sale of common stock	10,914	6,970

Net cash provided by financing activities	10,914	6,970

Net increase in cash and cash equivalents	26,091	7,085
Cash and cash equivalents at beginning of period	146,170	15,384

Cash and cash equivalents at end of period	$172,261	$22,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of September 30, 2000, and the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s annual report on Form 10-K as of, and for, the year ended December 31, 1999. The condensed consolidated balance sheet data as of December  31, 1999 was d erived from the audited financial statements.

             The Company’s results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of results of operations and cash flows for any future period.

             2. The Company’s fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March  31, June 30, and September 30. The third fiscal quarter of 2000 and 1999 ended on October 1, 2000 and September 26, 1999, respectively. Fiscal year 2000 is 52 weeks long and ends on December 31, 2000. Fiscal year 1999 was 53 weeks long and ended on January 2, 2000. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

             3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

             4. The components of inventory consist of the following:

	September 30, 2000	December 31, 1999

	(in thousands)
Raw materials	$17,784	$10,387
Work-in-process	43,689	20,708
Finished goods	5,850	4,584

	$67,323	$35,679

             5. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share—net income	$25,603	$6,505	$269,142	$16,522

Denominator for basic net income per share:
Weighted average common shares	67,142	54,632	66,685	54,018

Shares used in computing basic net income per share	67,142	54,632	66,685	54,018

Basic net income per share	$0.38	$0.12	$4.04	$0.31

Denominator for diluted net income per share:
Weighted average common shares	67,142	54,632	66,685	54,018
Employee stock options and warrants to purchase common stock	5,496	6,362	6,132	5,532

Shares used in computing diluted net income per share	72,638	60,994	72,817	59,550

Diluted net income per share	$0.35	$0.11	$3.70	$0.28

             For the three and nine month periods ended September 30, 2000, options to purchase 468,063 and 263,266 shares of common stock, respectively have been excluded from the earnings per share calculation, as their effect is antidilutive. For the three and nine month periods ended September 30, 1999, options to purchase 51,852 and 109,714 shares of common stock, respectively have been excluded from the earnings per share calculation, as their effect is antidilutive.

             6. The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that there will not be disputes regarding the Company’s intellectual property rights. Specifically, there can be no assurance that any patents held by the Company will not be invalidated, that patents will be issued for any of the Company’s pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company’s products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company’s patents.

             To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation with one or more third parties, including but not limited to those the Company has notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company.

             In March 1998, we sued Lexar in the Northern District of California alleging that Lexar’s CompactFlash and PC Cards infringe our U.S. Patent No. 5,602,987 (“‘987 Patent”). Lexar disputed this claim and asserted various counter claims, including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation, unenforceability and fraud. On November 14, 2000, in resolution of these actions, Lexar stipulated that SanDisk’s ‘987 Patent is valid and infringed by Lexar’s current CompactFlash and PC Cards. Lexar will make a lump sum payment of $8.0 million for royalties due on the ‘987 Patent, through March 31, 2001. Subject to Lexar’s representations and warranties relating to Lexar’s newly designed CompactFlash and PC Cards, SanDisk has stipulated that these designs do not infringe SanDisk’ s ‘987 Patent. Lexar entered into a 4% royalty-bearing license agreement for certain Lexar products that may use the ‘987 Patent beyond March 31, 2001. SanDisk and Lexar have agreed to dismiss with prejudice all pending claims of patent infringement and counterclaims involving claims of false advertising, unfair competition and patent misuse.

             In September 2000, Lexar sued SanDisk in the District of Delaware alleging that our SmartMedia products infringe Lexar’s United States Patent No. 5,479,638 (“‘638 Patent”). In resolution of this action, we will pay Lexar a lump sum payment of $2.0 million for a fully-paid up license for use of the ‘638 Patent in SmartMedia products.

             Under the settlement, Lexar has provided us with an option for a royalty bearing license to its patents for use in certain future products.

             SanDisk and Lexar have agreed to resolve any future disputes relating to the use by Lexar of the ‘987 Patent through binding arbitration. We have also agreed that for a period of seven years, neither SanDisk nor Lexar shall seek injunctive relief against the other in any patent lawsuit. However, at all times, we retain the right to seek injunctive relief to enforce the payment of royalties pursuant to an arbitrator’s ruling.

             On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., SanDisk’ s wholly-owned subsidiary in Japan. The complaint alleges that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents. The Mitsubishi patents in question are #JP2099342, #JP2129071 and #JP2138047. Based on preliminary information, SanDisk believes that these patents are related primarily to the mechanical construction of memory cards built with a separate connector. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of SanDisk CompactFlash and flash ATA memory cards in Japan. Although the Company cannot predict the ultimate outcome of the case, it believes that Mitsubishi’s claims are without merit. The Company and SanDisk K.K. will vigorously defend itself against Mitsubishi’s claims.

             From time to time, the Company has been contacted by various other parties who have alleged that certain of the Company’s products infringe on patents that such parties claim to hold. To date no legal actions have been filed in connection with any such infringement, other than as discussed above.

             In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology, or discontinue the use of certain processes.

             From time to time the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances includes indemnification for damages and expenses, including attorney’s fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company’s insurance policies. There can be no assurance that any future obligation to indemnify the Company’s customers or suppliers, will not have a material adverse effect on the Company’s business, financial condition and results of operations.

             Compaq Corporation has opposed in several countries, including the United States, our attempting to register CompactFlash as a trademark. We do not believe that our failure to obtain registration for the CompactFlash mark will materially harm our business.

             Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on the Company’s business, financial condition and results of operations.

             7. Certain of the Company’s balance sheet accounts and purchase commitments are denominated in Japanese Yen. The Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. At September 30, 2000, forward contracts to sell Japanese Yen with a notional amount of $4.9 million were outstanding. In the third quarter of 2000, the Company had a net foreign currency transaction loss of $0.5 million, primarily due to transaction losses on its Japanese yen based assets.

             8. Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, net of the related tax effects, for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(in thousands)
Net income	$25,603	$6,505	$269,142	$16,522

Unrealized gain (loss) on available-for-sale securities:
Loss due to change in market value	(29,604)	(550)	(55,356)	(684)
Gain from stock dividend received	—	—	36,606	—

Comprehensive income	$(4,001)	$5,955	$250,392	$15,838

             Accumulated other comprehensive income (loss) was ($18.6) million and $0.2 million at September 30, 2000 and December 31, 1999, respectively.

             9. On June 30, 2000, the Company and Toshiba closed a transaction providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers. As a part of this transaction, the Company and Toshiba formed and contributed initial funding to FlashVision LLC, a joint venture to equip and operate a silicon wafer manufacturing line in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. The Company, as part of its 50% ownership of the joint venture, expects to invest up to $150 million in cash and guarantee equipment lease lines up to an additional $250 million. In addition, the Company will share certain research and development costs. SanDisk contributed $15.0 million of this investment in FlashVision LLC in the second quarter of 2000 and an additional $22.0 million in the third quarter of 2000. The Company does not expect any material revenues from the 512 megabit technology for at least one year, and from the 1 gigabit technology for at least two years.

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

             In May 2000, the Company received a stock dividend from UMC of 200 shares for every 1,000 shares of UMC owned, resulting in its ownership of 22 million additional shares of UMC. The shares received as a stock dividend and the 50% of the shares received as a result of the merger that became unrestricted in July 2000 were treated as available-for-sale securities under Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities, at September 30, 2000. At September 30, 2000, these shares were adjusted to market value and the resulting unrealized loss of $49.4  million dollars in the third quarter of 2000 was included in accumulated other comprehensive income. In addition, on September 18, 2000, UMC completed its American Depositary Shares (“ADRs”) offering. In connection with this offering, SanDisk signed a lock-up agreement that prohibits the sale of all but 5 million of these unrestricted UMC shares for a period of 90 days following the completion of the offering. The remaining 50% of the shares received as a result of the merger, that will be restricted from sale until 2002, are accounted for at their historical cost until such time as the related restrictions lapse.

             11. In July 2000, SanDisk entered into a definitive agreement to make a $75 million equity investment in Tower Semiconductor (“ Tower”) in Israel, resulting in approximately 10% ownership of Tower. In exchange for its investment, SanDisk will receive one seat on the board of directors and a guaranteed portion of the wafer output from the advanced fab Tower plans to build in Migdal Haemek, Israel. Under the terms of the agreement, SanDisk will make its investment over a period of approximately 18 months if key milestones related to the construction, equipping and wafer production at the new wafer fab are met. Such contribution will take the form of mandatory warrant exercises at an exercise price of $30.00 per share. In the event the key milestones are not achieved, the exercise of such warrants will not be mandatory and the warrants will expire five years from the date of grant. The closing of the transaction is subject to several conditions including the timely approval of a financial incentive package for Tower from the Israeli government, Tower’s ability to secure additional financing from other foundry partners and financial institutions, timely commencement of fab construction and the approval of Tower’s board. During the third quarter, SanDisk transferred the first $20 million of this investment to an escrow account pending the completion of all conditions required for the closing. On October 10, 2000, the Israel Finance Minister recommended the approval of a $250 million grant for the construction of the wafer foundry. We expect to close this transaction in the fourth quarter of 2000. We expect first wafer production to commence at the new fab in 2002.

             12. On August 9, 2000, SanDisk entered into a joint venture, Digital Portal Inc., (“DPI”), with Photo-Me International (“PMI” ) for the manufacture, installation and service of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name. Under the agreement, SanDisk and PMI will each make an initial investment of $4 million and secure lease financing for the purchase of the kiosks. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. The Company estimates that it will guarantee equipment lease arrangements of approximately $40 million over the first two years of the agreement. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. The first kiosks are expected to be deployed in retail stores in the United States in the fi rst half of 2001.

             13. On November 2, 2000, SanDisk made a strategic investment of $7.2 million in Divio, Inc., a privately-held manufacturer of digital imaging compression technology and products. Under the agreement, SanDisk will own approximately 10% of Divio and is entitled to one board seat.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             Certain statements in this discussion and analysis are forward looking statements under Section 21E of the Securities and Exchange Act of 1934 as amended based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are discussed below and in our Form 10-K for the year ended December 31, 1999 under the heading “Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

Overview

             SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and ind ustrial/communications markets. In the first nine months of fiscal 2000, approximately 77% of our product sales were attributable to the consumer electronics market, particularly sales of CompactFlash for use in digital camera applications. Our CompactFlash products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our CompactFlash products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consu mer market will continue to represent a majority of our sales as the popularity of consumer applications, including digital cameras, increases.

             Our operating results are affected by a number of factors including the volume of product sales, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, the timing of significant orders, competitive pricing pressures, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. In addition, as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become subject to seasonal declines in the fir st quarter of each year. See “Factors That May Affect Future Results—Our Operating Results May Fluctuate Significantly Which May Adversely Affect Our Stock Price” and “—There is Seasonality in Our Business.”

             Beginning in late 1995, we adopted a strategy of licensing our flash technology, including our patent portfolio, to third party manufacturers of flash products. To date, we have entered into patent cross-license agreements with several companies, and intend to pursue opportunities to enter into additional licenses. Our current license agreements provide for the payment of license fees, royalties, or a combination thereof. In some cases, the compensation to us may be partially in the form of guaranteed access to Flash Memory manufacturing capacity from the licensee company. The timing and amount of royalty payments and the recognition of license fees can vary substantially from quarter to quarter depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

             We market our products using a direct sales organization, distributors, manufacturers’ representatives, private label partners, OEMs and retailers. We expect that sales through the retail channel will comprise an increasing share of our total revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers.

             Historically, a majority of our sales have been to a limited number of customers. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. We have also experienced significant changes in the composition of our customer base from year to year and expect this pattern to continue as market demand for our customers’ products fluctuates. The loss of, or significant reduction in purchases by any of our major customers, could have a material adverse effect on our business, financial condition and results of operations. See “ Factors That May Affect Future Results—Sales to a Small Number of Customers Represent a Significant Portion of Our Revenues”.

             All of our products require silicon wafers, the majority of which are currently manufactured by UMC in Taiwan. Industry-wide demand for semiconductors increased significantly in 1999 and the first nine months of 2000, due to increased demand in the consumer electronics and cellular phone markets. This increased demand has caused supply constraints for most of this year. However, semiconductor manufacturers, including UMC and Toshiba have been adding new advanced wafer fab capacity, which in 2001 we expect will ease the tight supply situation of the past year. If industry-wide demand for our products falls below the industry-wide available supply, the excess capacity could adversely affect our product prices and significantly hurt our profitability. Under our wafer supply agreements, there are limits on the number of wafers we can order and our ability to change that quantity is restricted. Accordingly, ou r ability to react to significant fluctuations in demand for our products is limited. If customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain adequate quantities of flash memory wafers with acceptable prices and yields from our current and future wafer foundries, our business, financial condition and results of operations could be harmed. If customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. We have from time to time taken write downs for excess inventories. These adjustments decrease gross margins and have resulted, and could in the future result, in fluctuations in gross margins on a quarter-to-quarter basis. See “Factors That May Affect Future Results—Our Operating Results May Fluctua te Significantly.”

             Export sales are an important part of our business. Our sales may be impacted by changes in economic conditions in our international markets. Economic conditions in our international markets, including the European Union, may adversely effect our revenues to the extent that demand for our products in these regions declines. Given the recent economic conditions in the European Union and the weakness of the Euro currency relative to the United States dollar, our products may be relatively more expensive in Europe, which could result in a decrease of our sales in that region. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions which could affect our business, financial condition and results of operations. See “Factors That May Affect Future Results—Our international operat ions make us vulnerable to changing conditions and currency fluctuations.”

             For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including development of future generations of D2 flash and advanced technology wafers. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. In addition, if the industry wide supply of flash memory products grows faster than customer demand, we could experience increased price competition in the future, which could result in decreased average selling prices and lower gross margins. See “Factors That May Affect Future Results—We Must Achieve Acceptable Manufacturing Yields.”

Results of Operations

             Product Revenues. Our product revenues were $151.8 million in the third quarter of 2000, up $94.2 million or 163% from the third quarter of 1999. Product revenues for the nine months ended September 30, 2000 were $371.6 million, up $235.8 million or 174% from the same period of the prior year. During the three and nine month periods ended September 30, 2000, total flash memory product units sold increased approximately 230% and 193%, respectively, over the same periods in 1999. The largest increases in both periods came from sales of MultiMediaCard and CompactFlash products. CompactFlash products represented 46% of product revenues and MultiMediaCards 25% of product revenues for the third quarter of 2000. For the nine month period ended September 30, 2000, CompactFlash products represented 46% of product revenues and MultiMediaCards represented 22% of product reve nues. Flash memory product average selling prices decreased 15% in the third quarter of 2000 and 5% for the first nine months of 2000 compared to the same periods of the prior year due primarily to an increase in sales of our MultiMediaCard product which have lower average selling prices than our higher capacity products. We expect fourth quarter product revenues to increase between 15% and 20% from third quarter product revenues.

             Sales to the consumer market represented approximately 81% and 77%, respectively, of product revenues for the three and nine month periods ended September 30, 2000, with sales to the telecommunications/industrial market accounting for the remaining 19% and 23%, respectively. Sales to the retail channel represented 25% of product revenues in the third quarter of 2000, up from 23% for the same period of the previous year. Our mix of products sold varies from quarter to quarter and will continue to vary in the future, affecting our overall average selling prices and gross margins.

             Export sales represented 56% and 54%, respectively, of our product revenues for the three and nine month periods ended September 30, 2000, compared to 53% and 47%, respectively, for the same periods of the previous year. We expect international sales to continue to represent a significant portion of our product revenues. For the three month period ended September 30, 2000, our top ten customers represented approximately 56% of our product revenues compared to 55% for the same period in 1999. In the third quarter of 2000, sales to one customer exceeded 10% of product sales. One customer also represented more than 10% of product sales in the third quarter of 1999. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

             License and Royalty Revenues. We currently earn patent license fees and royalties under several cross-license agreements. License and royalty revenues from patent cross-license agreements were $19.0 million in the third quarter of 2000, up from $9.9 million in the same period of the previous year, due primarily to an increase in royalty revenues. In the first nine months of 2000, revenue from patent license and royalties was $52.5 million, up from $28.4 million for the same period of the prior year. Revenues from licenses and royalties decreased to 11% of total revenues in the third quarter of 2000 from 15% in the third quarter of 1999. In the third quarter of 2000, we entered into new cross-license agreements with Hitachi and TDK. Our revenues from patent license and royalties fluctuate quarterly based on the timing of revenue recognition under our various agreements. We expect license a nd royalty revenues to be approximately $18 million in the fourth quarter of 2000.

             Gross Profits. In the third quarter of 2000, gross profits were $69.0 million, or 40% of total revenues compared to $23.6 million, or 35% of total revenues in the same period of 1999. Gross profits for the first nine months of 2000 were $170.0 million compared to $63.0 million for the same period of the previous year. Gross margin was 40% of total revenues for the nine month period ended September 30, 2000 compared to 38% for the same period of 1999.

             Product gross margin increased to 33% of product revenues in the third quarter of 2000 compared to 24% for the same period in 1999. For the nine month period ended September 30, 2000, product gross margins grew to 32% from 26% for the same period in the prior year. These increases in gross margins were primarily due to the lower cost per megabyte of our 256 Mbit flash memory products which represented a majority of our shipments in the first nine months of 2000. We currently expect product gross margins to improve by approximately one-half percent in the fourth quarter of 2000 based on anticipated continuing improvements in manufacturing yields for our 256Mbit  .24 micron technology.

             Research and Development. Research and development expenses consist principally of salaries and payroll related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $13.0 million in the third quarter of 2000, up $6.1 million or 87% from $6.9 million in the same period of 1999. In the first nine months of 2000, research and development expenses increased to $32.8 million, up $14.7 million or 81% from $18.2 million in the same period of 1999. These increases were primarily due to increased salary and related expenses associated with additional personnel, increased project expenses to support the development of new generations of flash data storage products including the 512Mbit and 1 Gigabit flash memory co-development with Toshiba, and increased depreciation and amortization expenses. Resear ch and development expenses represented 8% of total revenues in the third quarter of 2000 compared to 10% in the third quarter of 1999. For the first nine months of 2000, research and development expenses represented 8% of total revenues compared to 11% for the same period of the prior year. We expect our research and development expenses to continue to increase in future quarters to support the development and introduction of new generations of flash data storage products, including the 512Mbit and 1 Gigabit flash memory co-development and manufacturing joint venture with Toshiba and the development of advanced controller chips.

             Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturer’s representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $12.5 million in the third quarter of 2000, up $5.9 million or 88% from $6.6 million in the third quarter of 1999. In the first nine months of 2000, sales and marketing expenses increased to $34.6 million, up $17.0 million or 97% from $17.6 million in the same period of 1999. These increases were primarily due to increased salary and related expenses due to additional personnel, higher sales commission expenses due to increased product revenues, and increased marketing expe nses. Sales and marketing expenses represented approximately 7% of total revenues in the third quarter of 2000 compared to 10% in the third quarter of 1999. For the first nine months of 2000, sales and marketing expenses represented 8% of total revenues compared to 11% for the same period of the prior year. We expect sales and marketing expenses to continue to increase as sales of our products grow, as we continue to develop the retail channel and brand awareness for our products and as we increase our market development activities for our Secure Digital Memory Card products.

             General and Administrative. General and administrative expenses include the cost of our finance, information systems, human resources, stockholder relations, legal and administrative functions. General and administrative expenses were $7.9 million in the third quarter of 2000, up $4.8 million or 156% from $3.1 million in the third quarter of 1999. In the first nine months of 2000, general and administrative expenses increased to $18.7 million, up $10.3 million or 123% from $8.4 million in the same period of 1999. These increases were primarily due to increased salary and related expenses associated with additional personnel, increased legal fees and an increase in the allowance for doubtful accounts related to higher trade accounts receivable balances from increased revenues. General and administrative expenses represented 5% and 4%, respectively, of total revenues for the three and nine month periods ended September 30, 2000 compared to 5% for the same periods in 1999. In the fourth quarter, we expect general and administrative expenses to continue to grow due primarily to increased legal fees related to the Lexar trial. See “Factors That May Affect Future Results—Risks Associated with Patents, Proprietary Rights and Related Litigation.” General and administrative expenses could also increase substantially in the future if we continue to pursue litigation to defend our patent portfolio. In addition, we expect general and administrative expenses to continue to increase as our general and administrative functions grow to support our overall growth.

             We expect total operating expenses in the fourth quarter of 2000 to be between 20% and 25% higher than in the third quarter.

             Interest Income. Interest income was $5.9 million in the third quarter of 2000 compared to $1.4 million in the third quarter of 1999. The increase in 2000 was due primarily to higher interest income due to the investment of the proceeds from the sale of common stock in our November 1999 follow-on public offering. We expect interest income to decrease in the fourth quarter as we continue to use cash to invest in the FlashVision Joint Venture and the Tower foundry investment.

             Gain on Investment in Foundry. In the first quarter of 2000, we recognized a gain of $344.2 million as a result of the merger of United Silicon, Inc. (“USIC”) and United Microelectronics Corporation (“UMC”). We had invested $51.2 million in USIC. We received 111 million shares of UMC in exchange for our USIC shares. These shares were valued at $396 million at the time of the merger. All of the UMC shares are were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions expired on one-half of the shares on July 3, 2000. The remaining shares will become available for sale over a two year period beginning in January 2002. When the shares are ultimately sold, it is likely that we will recognize additional gains or losses. In May 2000, we received a stock dividend of 200 UMC shares for every 1,000 shares of UMC owned, resulting in our ownership of 22 million additional UMC shares.

             Other Income, Net. Other expense, net was $438,000 in the third quarter of 2000 compared to other income of $1.3 million for the same period of the prior year. The expense in the third quarter was primarily due to foreign exchange losses on our Japanese Yen related transactions.

             Provision for Income Taxes. In the third quarter of 2000, we increased our effective tax rate to 36% for fiscal 2000, exclusive of the gain on foundry investment, based on our current assessment of our US and foreign tax obligations. This compares to an effective tax rate of 33% in 1999. The lower effective tax rate in 1999 reflects greater benefits from federal and state tax credits. In the first quarter of 2000, an additional tax of $140.2 million was provided for the gain on foundry investment.

Liquidity and Capital Resources

             As of September 30, 2000, we had working capital of $601.5 million, which included $172.3 million in cash and cash equivalents and $258.9 million in short-term investments. Operating activities provided $38.2 million of cash in the nine month period ended September 30, 2000 primarily from net income and an increase in accounts payable of $34.4 million, which were partially offset by an increase in accounts receivable of $81.1 million and inventories of $31.6 million.

             Net cash used in investing activities in the first nine months of 2000 of $23.1 million consisted of our $36.9 million investment in FlashVision LLC, our foundry joint venture with Toshiba and capital equipment purchases of $19.0 million. In addition, we paid $20.0 million of our planned $75 million investment in Tower Semiconductor. This $20.0 million will be held in escrow until all conditions of closing of the purchase agreement are met. These uses of cash were partially offset by net proceeds from short term investments of $52.9 million. In the first nine months of 2000, cash provided by financing activities of $10.9 million came primarily from the sale of common stock through our stock option and employee stock purchase plans.

             On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacturing of 512 megabit and 1  gigabit flash memory chips and Secure Digital Memory Card controllers. As part of this transaction, SanDisk and Toshiba formed FlashVision LLC, a joint venture to equip and operate a silicon wafer manufacturing line in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. We, as part of our 50% ownership of the joint venture, expect to invest up to $150 million in cash, and guarantee equipment lease lines up to an additional $250 million. In addition, we will share certain research and development costs. We made contributions totaling $36.9 million to the joint venture during the second and third quarters of 2000.

             In July 2000, we entered into a definitive agreement to make a $75 million equity investment in Tower Semiconductor resulting in approximately 10% ownership of Tower. In exchange for its investment, SanDisk will receive one seat on the board of directors and a guaranteed portion of the wafer output from the advanced fab Tower plans to build in Migdal Haemek, Israel. Under the terms of the agreement, SanDisk will make its investment over a period of approximately 18 months if key milestones related to the construction, equipping and wafer production at the new wafer fab are met. We expect first wafer production to commence at the new fab in 2002. The closing of the transaction is subject to several conditions including the timely approval of a financial incentive package for Tower from the Israeli government, Tower’s ability to secure additional financing from other foundry partners and financial institutions, timely commencement of fab construction and the approval of Tower’s board. During the third quarter, we transferred the first $20 million of this investment to an escrow account pending the completion of all conditions required for the closing. The additional investment will take the form of mandatory warrant exercises at an exercise price of $30.00 per share. In the event the key milestones are not achieved, the exercise of such warrants will not be mandatory and the warrants will expire five years from the date of grant. On October 10, 2000, the Israeli Finance

Minister recommended the approval of a $250 million grant for the construction of the wafer foundry. We expect the remaining conditions to closing to be completed in the fourth quarter of 2000.

             On August 9, 2000, SanDisk entered into a joint venture, Digital Portal Inc , (“DPI”), with Photo-Me International (“PMI”) for the manufacture, installation and service of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name. Under the agreement, SanDisk and PMI will each make an initial investment of $4 million in the DPI joint venture, and secure lease financing for the purchase of the kiosks. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. We estimate that we will guarantee equipment lease arrangements of approximately $40  million over the first two years of the agreement. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. The first kiosks are expected to be deployed in retail stores in the United States in the first half of 2001.

             On November 2, 2000, SanDisk made a strategic investment of $7.2 million in Divio, Inc., a privately-held manufacturer of digital imaging compression technology and products. Under the agreement, SanDisk will own approximately 10% of Divio and be entitled to one board seat.

             Depending on future demand for our products, we may make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future. We believe our existing cash and cash equivalents and short-term investments along with the planned capital equipment lease arrangements currently in negotiation related to our FlashVision LLC and Digital Portal, Inc. joint ventures will be sufficient to meet our currently anticipated working capital, capital equipment expenditure and joint venture and Tower foundry investment requirements for, at least the next twelve months.

             On January 3, 2000, the USIC foundry was merged into UMC. We previously invested $51.2 million in USIC. In exchange for our USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344 million ($204 million after-tax). All the UMC shares we received as a result of the merger are subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions expired on one-half of the shares on July 3, 2000. The remaining shares will become available for sale over a two year period beginning in January 2002. In addition, in May 2000 we received a stock dividend of 200 UMC shares for every 1,000 shares owned, resulting in the ownership of an additional 22 million shares. In addition, on September 18, 2000, UMC complet ed its American Depositary Shares (“ADRs”) offering. In connection with this offering, SanDisk signed a lock-up agreement that prohibits the sale of all but 5 million of the unrestricted UMC shares for a period of 90 days following the completion of the offering. At September 30, 2000, the unrealized loss on the available-for-sale portion of our UMC investment was $30.9 million. When the shares are ultimately sold, it is likely that we will report additional gains or losses. To the extent we can liquidate the UMC shares, we will plan to use such funds to support our operations and capital expenditures.

Impact of Currency Exchange Rates

             A portion of our revenues are denominated in Japanese yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At September 30, 2000, a forward contract with a notional amount of $4.9 million was outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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
  manufacturing flaws affecting the reliability, functionality or performance of our products which could increase our product costs, reduce demand for our products or require product recalls;
  lengthening in manufacturing cycle times due to our suppliers operating at peak capacity;
  increased research and development expenses;
  exchange rate fluctuations, particularly the U.S. dollar to Japanese yen exchange rate;
  changes in general economic conditions, particularly in Japan and the European Union;
  natural disasters affecting the countries in which we conduct our business, particularly Taiwan, Japan and the United States;
  difficulty of forecasting and management of inventory levels and expenses related to obsolescence of unsold inventory.

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

  Anticipated growth in expense levels

             We increased our expense levels in the first nine months of fiscal 2000 to support our growth. We expect operating expenses to continue to increase in the fourth quarter of fiscal 2000 and beyond as a result of the need to hire additional personnel to support expected growth in sales unit volumes, sales and marketing efforts and research and development activities, including our collaboration with Toshiba providing for the joint development of 512 megabit and 1 gigabit flash memory chips. We have significant fixed costs and we cannot readily reduce these expenses over the short term. If revenues do not increase proportionately to operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be harmed.

  Variability of average selling prices and gross margins

             Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash and MultiMediaCard products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash and MultiMediaCard products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras and digital music players, become more popular. In the first nine months of 2000, average selling prices decreased 5% compared to the same period in 1999, reflecting the Flash memory supply shortages which prevailed during this period helping to keep prices relatively stable. Current indications are that the Flash supply in the market for our products may be coming more into balance with forecasted demand sometime in 2001. If this situation materializes in 2001, we expect that price declines for our products could be significant on an annualized basis. If we cannot reduce our product manufacturing costs in 2001 to offset these reduced prices, our gross margins and net profitability will s uffer.

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

  General

             Successive generations of our products have incorporated semiconductor devices with greater memory capacity per chip. Two important factors that have enabled us to decrease the cost per megabyte of our flash data storage products are the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes. A number of challenges exist in achieving a lower cost per megabyte, including:

  overcoming lower yields often experienced in the early production of new semiconductor devices;
  overcoming manufacturing flaws with new processes including manufacturing processes at our subcontractors which may be extremely complex;
  problems with design and manufacturing of products that will incorporate these devices; and
  production delays.

             Because our products are complex, we periodically experience significant delays in the development and volume production ramp up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

  D2 flash technology

             We have developed new products based on D2 flash technology, a new flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as D2 flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced product availability. We may not be able to manufacture future generations of our D2 products with yields sufficient to result in lower costs per megabyte. If we are unable to bring future generations of our 256 megabit flash memory into full production as quickly as planned or if we experience unplanned yield or reliability problems, we will not be able to meet our customers’ forecasted demand, which would result in lost sales, reduced revenues a nd reduced margins.

  MultiMediaCard products

             The MultiMediaCard presents new challenges in assembly and testing. For example, in the third quarter of 1999, during the MultiMediaCard production startup phase, we experienced fluctuations in yields which reduced MultiMediaCard product availability, increased manufacturing costs and reduced product margins for this product family. We are currently unable to meet all customer demand for our MultiMediaCard products. Future yield problems with our MultiMediaCard products could result in lost sales and reduced revenues. In addition, our gross margins may be harmed by any problems we encounter in the production of our MultiMediaCard products.

  Secure Digital Memory Card products

             In the third quarter of 1999, we announced a memorandum of understanding under which we, along with Matsushita and Toshiba, will jointly develop and promote the Secure Digital Memory Card. The Secure Digital Memory Card is an enhanced version of our MultiMediaCard that will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We expect to begin sampling our Secure Digital Memory Card products to key customers in the fourth quarter of 2000 and to begin volume production in the first half of 2001.

             The Secure Digital Memory Card will incorporate a number of new features, including SDMI compliant security and copy protection, a mechanical write protect switch and a high data transfer rate. We have never built products incorporating these features. Any problems or delays in establishing production capabilities or ramping up production volumes of our Secure Digital Memory Card products could result in lost sales or increased manufacturing costs in 2001 and beyond. In addition, we cannot be sure that manufacturers of consumer electronic products will develop new products that use the Secure Digital Memory Card or that content providers such as music studios will agree to distribute their copyrighted content for storage on Secure Digital Memory Cards. For example, in the past two quarters the major US based content providers have had significant success in U.S. courts in their litigation with Napster.Co m and MP3.Com, and this may have slowed down the widespread distribution of digital music on the internet. Although the Secure Digital Card is designed specifically to address the copy protection rights of the content providers, there can be no assurance that these content providers will all agree to support it. Furthermore, there is no assurance that consumers will widely adopt Secure Digital Memory Cards because of the requirement to purchase copyrighted content. Conversely, broad acceptance of our Secure Digital Memory Card by consumers may reduce demand for our MultiMediaCard and CompactFlash card products. See “—The success of our business depends on emerging markets and new products.”

We depend on third party foundries for silicon wafers.

             All of our products require silicon wafers. We rely on UMC in Taiwan to supply the majority of our silicon wafers. We depend on UMC to allocate a portion of its capacity to meet our needs, produce acceptable quality wafers with acceptable manufacturing yields and deliver our wafers on a timely basis at a competitive price. If UMC is unable to satisfy these requirements, our business, financial condition and operating results may suffer. For example, in September 1999, both UMC foundries producing our flash memory wafers were damaged and temporarily shut down by an earthquake in Taiwan. Future earthquakes, aftershocks or other natural disasters in Taiwan could preclude us from obtaining an adequate supply of wafers to fill customer orders, and could significantly harm our business, financial condition and results of operations.

             In January 2000, the USIC foundry was merged into UMC. Before the merger, we owned 10% of USIC, had the right to appoint one of its directors and were entitled to 12.5% of its total wafer production. As a result of the merger, we received UMC shares in exchange for our USIC shares. However, we do not have a right to a seat on the board of directors of the combined company. We have received assurances from the senior management of UMC that it intends to continue to supply us the same wafer capacity at the prices we currently enjoy under our agreement with USIC. UMC has fulfilled its obligations to us in each of the past three quarters. However, there can be no assurance that we will be able to maintain our current wafer capacity and competitive pricing arrangement in our future supply negotiations with UMC.

             Under the terms of our wafer supply agreements with UMC, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month’s forecast. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. In ad dition, in February 2000, we entered into a capacity and reservation deposit agreement with UMC. To reserve additional foundry capacity under this agreement, we paid UMC a reservation deposit. This deposit will be refunded to us on a quarterly basis, over the agreement term, if we purchase the full wafer capacity reserved for us. We may forfeit part of our deposit if we are unable to utilize our reserved capacity within four quarters of the end of the agreement term. If we are unable to obtain scheduled quantities of wafers with acceptable price and yields from any foundry, our business, financial condition and results of operations could be harmed.

             In the third quarter of 2000, we completed qualifications and began volume production of the 256 Mbit D2 .24 micron technology in two UMC fabs. We now have three UMC fabs producing our .24 micron wafers. The yields on these wafers vary from fab to fab due to the relative stage of start-up or production ramp. The third UMC fab to begin production is a new UMC fab and we have been experiencing lower yields than the two other fabs. There can be no assurances that we will not experience delays in wafer availability, low yields, or undetected manufacturing flaws which may adversely impact the reliable operation of our products. Any such difficulties may adversely impact our product availability and gross margins.

Our investment in new flash memory wafer production may result in increased expenses and fluctuations in operating results.

             On June 30, 2000, we closed a transaction with Toshiba to jointly develop future flash memory products and jointly manufacture such product, once developed. Under this agreement, we expect to invest $150 million in cash and guarantee up to $250 million in equipment lease lines to equip Toshiba’s Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment. Toshiba is obligated to invest an equal amount and each of us will equally share the startup expenses and the wafer output. We will use the new production capacity at Dominion to manufacture primarily NAND flash memory wafers with minimum lithographic feature size of 0.16 micron initially, moving to 0.13 micron in the future. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers and have never been used for the high volume manufacture of flash memory chips. Therefore, it is difficult to predict how long it will take to equip and commence production at the new facility and achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs. We have not operated our own wafer fabrication facility in the past and therefore do not have any experience in addressing these challenges. With our investments in the Dominion facility, we are now exposed to the adverse financial impact of any delays or manufacturing problems associated with the wafer production line. Any problems or delays in commencing production at the new Dominion facility could adversely impact our operating results in fiscal year 2001 and beyond.

             We expect to incur substantial start up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment. During the ramp-up period, equipment depreciation begins and line operating expenses increase substantially. While the wafer output is still relatively low, the cost of wafers from the Dominion facility is expected to be significantly higher than the cost of wafers from our other suppliers. This may negatively impact our overall product gross margins until flash wafer output from Dominion reaches an optimum level, which may never occur. Under the agreement with Toshiba, we are committed to purchase 50% of the output from the Dominion facility. We will incur startup costs and pay our share of ongoing operating activities even if we do not utilize our full share of the Dominion output. Should customer demand for NAND flash products be less than our available supply, we may suffer from reduced revenues and increased expenses, which could adversely affect our operating results. Furthermore, in order for us to sell NAND based CompactFlash, MultiMediaCards and SD Cards, we will have to develop new controllers, printed circuit boards and test algorithms because the architecture of NAND flash is significantly different from our current NOR flash designs. Any delays in the development of these elements could prevent us from taking advantage of the available NAND output and could adversely affect our results of operations.

             In July 2000, SanDisk entered into a definitive agreement to make a $75 million equity investment in Tower Semiconductor in Israel. In exchange for its investment, SanDisk will receive one seat on the board of directors and a guaranteed portion of the wafer output from the advanced fab Tower plans to build in Migdal Haemek, Israel with .18 micron process technology which Tower licensed from Toshiba. We plan to use the Tower wafers for the future manufacture of a portion of our controller chips that are being designed at our design center in Israel. Under the terms of the agreement, SanDisk will make its investment over a period of approximately 18 months if key milestones related to the construction, equipping and wafer production at the new wafer fab are met. First wafer production is expected at the new fab in 2002. The closing of the transaction is subject to several conditions incl uding the timely approval of a financial incentive package for Tower from the Israeli government, Tower’s ability to secure additional financing from other foundry partners and financial institutions, timely commencement of fab construction and the approval of Tower’s board. During the third quarter of fiscal 2000, we transferred the first $20 million of this investment to an escrow account pending the completion of all conditions required for the closing. Also during the third quarter, the Israeli Government announced that it will provide Tower with a grant of up to $250 million to help fund the construction and equipping of the new fab. The current political unrest in the region does not represent a security problem for Tower since Migdal Haemek is in a secure geographic location. Nevertheless it may cause unforeseen schedule delays. We cannot assure you that the Tower facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price.

The success of our business depends on emerging markets and new products.

             In order for demand for our products to grow, the markets for new products that use CompactFlash and the MultiMediaCard, such as portable digital music players and smart phones, must develop and grow. If sales of these products do not grow, our revenues and profit margins could level off or decline.

             Because we sell our products for use in many new applications, it is difficult to forecast demand. For example, in 1999 and the first half of 2000, demand for our MultiMediaCard for use in portable digital music players grew faster than anticipated and we were unable to fill all customer orders. During the third quarter, the U.S. Courts ruled against Napster.Com and MP3.Com in two cases involving unlicensed distribution of copyrighted digital music over the internet. This action is being carefully studied by the original equipment manufacturers, or OEMs, who have been developing MP3 players using Flash memory cards such as our MultiMediaCards for storage of music. If these OEMs reduce their production of digital music players in response to these recent court decisions or other factors, demand for our products will decrease. In addition, we believe that these OEMs may redesign their platforms to work with our Secure Digital Memory Card, which we plan to start sampling in the fourth quarter of 2000. Accordingly, we may experience a drop in demand from our MultiMediaCard customers before the new anticipated demand for our Secure Digital Memory Card picks up.

  Secure Digital Memory Card products

             In the third quarter of 1999, we announced a collaboration under which we will jointly develop the Secure Digital Memory Card, an enhanced version of our MultiMediaCard, which will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We expect to begin shipping customer samples of our Secure Digital Memory Cards in 32 and 64 megabyte capacities in the fourth quarter of 2000. The Secure Digital Memory Card is slightly thicker and uses a different interface than our MultiMediaCard. Because of these differences, the Secure Digital Memory Card will not work in current products that include a MultiMediaCard slot. In order for the market for our Secure Digital Memory Card to develop, manufacturers of digital audio/video and portable computing products must include a Secure Digital Memory Card compatible slot in their products and acquire a license to the security algorithms. If OEM’s do not incorporate Secure Digital Memory Card slots in their products or do not buy our Secure Digital Memory Cards, our business, financial condition and results of operations may be harmed. In addition, consumers may postpone or altogether forego buying products that utilize our MultiMediaCard in anticipation of new products such as MP3 players and digital camcorders that will incorporate the Secure Digital Memory Card. If this occurs, sales of our MultiMediaCard products may be harmed. The main competition for the Secure Digital Memory Card is expected to come from the Sony Memory Stick. Sony has substantially greater financial and other resources than we do and extensive marketing and sales channels and brand recognition. We cannot assure you that our Secure Digital Memory Card will be successful in the face of such competition.

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
  the adoption by the major content providers of the copy protection features offered by our Secure Digital Memory Card products;
  the extent to which prospective customers design our products into their products and successfully introduce their products; and
  the extent to which our products or technologies become obsolete or noncompetitive due to products or technologies developed by others.

  512 megabit and 1 gigabit flash memory card products

             On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1  gigabit flash memory chips and Secure Digital Memory Card controllers. As part of this collaboration, we and Toshiba plan to employ Toshiba’s 0.16 micron and future 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk’s multilevel cell flash and controller system technology. During the third quarter, we announced with Toshiba the completion of the joint development of the 512 Mbit NAND Flash chip employing Toshiba’s .16 micron manufacturing process technology. We expect cards employing this advanced technology to commence customer shipments in the first half of 2001. The development of 512 megabit and 1 gigabit flash memory chips and Secure Digital Memory Card controllers is expected to be complex an d incorporates SanDisk and Toshiba technology that is still under development. We cannot assure you that we and Toshiba will successfully develop and bring into full production with acceptable yield and reliability these new products or the underlying technology, or that any development or production ramp will be completed in a timely or cost-effective manner. If we are not successful in any of the above, our business, financial condition and results of operations could suffer.

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

             Currently, industry wide demand for flash memory products exceeds the available supply. This has been primarily driven by an explosion in the growth of cellular phones and the accelerating shift in consumer electronics from analog to digital devices. This strong demand manifested itself in improved bookings visibility and a more stable pricing environment. All major flash memory suppliers, including SanDisk, have responded to this strong demand by significantly increasing investments in new advanced flash memory production capacity. Current indications are that the Flash supply in the market for our products may be coming more into balance with forecasted demand sometime in 2001. If this situation materializes in 2001, we expect that price declines for our products could be significant on an annualized basis. If we cannot reduce our product manufacturing costs in 2001 to offset these reduced prices, our g ross margins and net profitability will suffer. If one or several of our target markets fail to grow as anticipated, there may be excess supply in the markets for our products. This excess capacity, even if temporary in nature, could cause average selling prices to drop more than expected, thereby adversely impacting our sales, product gross margins and operating results in future quarters.

Our international operations make us vulnerable to changing conditions and currency fluctuations.

  Political risks

             Currently, the majority of our flash memory wafers are produced by three UMC foundries in Taiwan. We also use a third-party subcontractor in Taiwan for the assembly and testing of our MultiMediaCard products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other’s territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or MultiMediaCard products by our Taiwanese foundries and subcontractor. See “— We depend on our suppliers and third party subcontractors.”

             We use a third-party subcontractor in China for the assembly and testing of our CompactFlash products. As a result, our business could be harmed by the effect of political, economic, legal and other uncertainties in China. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. The Chinese government may not continue to pursue these policies and, even if it does continue, these policies may not be successful. The Chinese government may also significantly alter these policies from time to time. In addition, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights. As a result, enforcement of existing and future laws and contracts is uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our intellectual property protection.

             In addition, while the political unrest in Israel has not yet posed a direct security risk to our engineering design center or our foundry investment in Tower Semiconductor due to their geographic location, it may nevertheless cause unforeseen delays in the development of our products or the construction of the Tower wafer foundry.

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

             We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, we rely on UMC for the majority of our flash memory wafers and NEC to supply 100% of certain designs of microcontrollers. In September 1999, both UMC foundries producing our flash memory wafers were damaged and temporarily shut down by an earthquake in Taiwan. In addition, due to industry-wide increasing demand for semiconductors, we have been unable to obtain price reductions from some of our important suppliers. See “-—We depend on third party foundries for silicon wafers.” We have experienced longer order lead times and spot shortages on standard components due to high industry demand. Shortages of any of these standard components could result in higher manufacturing costs or lower revenues due to production delays or reduced product shipments. Additionally, where possible, we are building buffer inventories of critical components. If we accumulate excess inventories or these buffer inventories become obsolete, we will have to write down inventories which will adversely affect our gross margins and results of operations.

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

             During the second half of 1999, we transferred a substantial portion of wafer testing, packaged memory final testing, card assembly and card testing to Silicon Precision Industries Co., Ltd. in Taiwan and Celestica, Inc. in China. In the second quarter of 2000, we began using Amkor, in the Philippines, as an additional subcontractor for card assembly and testing. In fiscal 2000, we expect that these three subcontractors will be assembling and testing a majority of our mature, high-volume products. This increased reliance on subcontractors is expected to reduce manufacturing costs and give us access to increased production capacity. During the transition period, we will continue full operations at our Sunnyvale production facility while simultaneously transferring test equipment and training personnel of our subcontractors. However, we do not have sufficient duplicative production testing equipment at Sunn yvale and at our subcontractors. Therefore, any significant problems in this complex transfer of operations may result in a disruption of production and a shortage of product to meet customer demand in the fourth quarter of 2000.

Continuing declines in our average sales prices may result in declines in our gross margins.

             In 1999, the average unit selling prices of our products declined 22% compared to 1998. In the first nine months of fiscal 2000, average unit selling prices declined 5%. Because flash data storage markets are characterized by intense competition and price reductions for our products are necessary to meet consumer price points, we expect that market-driven pricing pressures will continue or even accelerate. This will likely result in a further decline in average sales prices for our products. We believe that we may be able to offset declining average unit sales prices by achieving manufacturing cost reductions and developing new products that incorporate more advanced technologies, include more advanced features and can be sold at stable average gross margins despite continued declines in average selling price per megabyte. However, if we are unable to achieve such cost reductions and technological advance s, this could result in lost sales and declining gross margins, and as a result, our business, financial condition and results of operations could suffer.

             The semiconductor industry is cyclical and we believe it is currently in a recovery from one of its most severe down cycles. During most of 1997 and 1998, the semiconductor industry experienced significant production over capacity, which reduced margins for substantially all flash memory suppliers. Currently, the markets for our products are supply constrained and our selling prices have stayed relatively stable. However, many of the leading manufacturers of Flash Memory, including ourselves, have been adding significant amounts of new production capacity, and this may result in excess supply beginning sometime in 2001. If that trend materializes, it could result in increased competition and reduced average selling prices for our products.

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

  storage flash chip producers such as Hitachi Ltd., Samsung Electronics Company Ltd. and Toshiba Corporation;
  socket flash, linear flash and component manufacturers such as Advanced Micro Devices, Inc., Atmel Corporation, Fujitsu Corporation, Intel Corporation, Macronix International Co., Ltd., Micron Technology, Inc., Mitsubishi Electronic Corporation, Sharp Electronics Corporation and STMicroelectronics NV; and
  module or card assemblers such as Lexar Media, Inc., M-Systems, Inc., Pretec Electronics Corp., Simple Technology Inc., Sony Corporation, Kingston Technology Company, Panasonic Consumer Electronic Company, Silicon Storage Technology, Inc., TDK Corporation, Matsushita Battery, Inc. Delkin Devices, Inc., Silicon Tek and Viking Components, Inc., who combine controllers and flash memory chips developed by others into flash storage cards.

             In addition, many companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe additional manufacturers will enter the CompactFlash market in the future.

             We have announced an agreement with Matsushita and Toshiba to jointly develop and promote a next generation flash memory card called the Secure Digital Memory Card. Under this agreement, Secure Digital Memory Card royalty-bearing licenses will be granted to other flash memory card manufacturers, which will increase the competition for our Secure Digital Memory Card, CompactFlash and MultiMediaCard products. In addition, Matsushita and Toshiba have commenced selling Secure Digital Memory Cards that will compete directly with our products. While other flash card manufacturers will be required to pay the SD Association license fees and royalties which will be shared between Matsushita, Toshiba and SanDisk, there will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital Memory Card. Thus, we will forfeit potential royalty income from Secure Digital Memory Card sales by Matsushita and Toshiba.

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

             We have entered into patent cross-license agreements with several of our leading competitors including Hitachi, Samsung, Toshiba, Intel, SST, Sharp, SmartDisk and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party’s patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently, we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms, which are favorable to us.

  Alternative storage media

             Competing products have been introduced that promote industry standards that are different from our CompactFlash and MultiMediaCard products including Toshiba’s SmartMedia, Sony Corporation’s Memory Stick, Sony’s standard floppy disk used for digital storage in its Mavica digital cameras, Panasonic’s Mega Storage cards, Iomega’s Clik drive, a miniaturized, mechanical, removable disk drive, and M-Systems’ Diskonchip for embedded storage applications and the Secure MultiMediaCard from Hitachi and Infineon. Each competing standard is mechanically and electronically incompatible with CompactFlash and MultiMediaCard. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, CompactFlash or MultiMediaCard will be eliminated from use in that product.

             IBM’s microdrive, a rotating disk drive in a Type II CompactFlash format competes directly with our Type II CompactFlash memory cards for use in high-end professional digital cameras. M-Systems’ Diskonchip 2000 Millennium product competes against our Flash ChipSet products in embedded storage applications such as set top boxes and networking appliances.

             According to independent industry analysts, Sony’s Mavica digital camera captured a considerable portion of the United States market for digital cameras in 1998 and 1999. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash, or any other flash cards. Our sales prospects for CompactFlash cards have been adversely impacted by the success of the Mavica. Recently, Sony has shifted its focus to the use of its flash Memory Stick in its latest digital camera models.

             Our MultiMediaCard products also have faced significant competition from Toshiba’s SmartMedia flash cards and we expect to face similarly significant competition from Sony’s Memory Stick. Sony has licensed its proprietary Memory Stick to other companies. If it is adopted and achieves widespread use in future products, sales of our MultiMediaCard and CompactFlash products may decline. Recently, Hitachi, Infineon, Sanyo and Fujitsu have proposed their Secure MultiMediaCard which provides the copy protection function that is included in our Secure Digital Memory Card. Should this initiative gain industry wide acceptance, it may reduce the widespread adoption of the Secure Digital Memory Card.

             In the first quarter of 2000, Sanyo announced that it is developing a miniature magneto-optical storage device for use in future digital cameras, music players and camcorders. There can be no assurance that this device will not be adopted by some of our OEM customers.

  Alternative flash technologies

             We also face competition from products based on multilevel cell flash technology such as Intel’s 64 megabit and 128 megabit StrataFlash chips and Hitachi’s 256 megabit multilevel cell flash chip. These products compete with our D2 multilevel cell flash technology. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology. In the second quarter of 1999, Intel announced their new 128 megabit multilevel cell chip and Hitachi is currently shipping CompactFlash and MultiMediaCard products employing their multilevel cell 256 megabit flash chip. In addition, Toshiba has begun customer shipments of 32 and 64 megabyte SmartMedia cards employing their new 256 megabit flash chip. Although Toshiba has not incorporated multilev el cell flash technology in their 256 megabit flash chip, their use of more advanced lithographic design rules may allow them to achieve a more competitive cost structure than that of our 256 megabit D2 flash chip.

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

             In 1999 and the first nine months of 2000, we received more product revenue and shipped more units of products destined for consumer electronics applications, principally digital cameras, than for any other application. We believe that these products will encounter intense competition and be more price sensitive than products sold into our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and preference.

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

             More than half of our revenues come from a small number of customers. For example in the first nine months of 2000, sales to our top 10 customers accounted for approximately 49% of our product revenues. In fiscal 1999, sales to our top 10 customers represented 57% of our product revenues, with sales to one customer accounting for more than 10% of product sales. If we were to lose any of these customers or experience any material reduction in orders from these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers’ products change.

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

             The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely on independent offshore foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve th e planned yields, this will result in higher costs and reduced product availability, and could harm our business, financial condition and results of operations.

             Under the terms of our definitive agreement with Toshiba, SanDisk and Toshiba formed FlashVision LLC, a joint venture which will equip and operate a silicon wafer manufacturing line in Virginia (the Dominion facility) to manufacture 512 megabit and 1 gigabit flash memory chips. However, we cannot assure you that this manufacturing line will produce satisfactory quantities of wafers with acceptable prices, reliability and yields. Any failure in this regard could materially harm our business, financial condition and results of operations. In addition, the construction and operation of this line will cause us to incur significant expense and may result in the diversion of resources from other important areas of our business. We cannot assure you that we or Toshiba will be able to secure sufficient funding to support this manufacturing line. In addition, we have no experience in operating a wafer ma nufacturing line and we intend to rely on the existing manufacturing organization at the Dominion facility. This organization will be trained in NAND flash manufacturing by Toshiba, but we cannot assure you that they will be successful in manufacturing these advanced NAND flash products on a cost-effective basis or at all. We are committed to purchase 50% of the output from the Dominion facility, and therefore, should the customer demand for NAND flash products be below our available supply, our results of operations could be adversely affected. Furthermore, in order for us to sell NAND based CompactFlash, MultiMediaCards and Secure Digital Memory Cards, we will have to develop new controllers, printed circuit boards and test algorithms because the architecture of NAND flash is significantly different from our current NOR flash designs. Any delays in the development of these elements could prevent us from taking advantage of the available NAND output and could adversely affect our results of operations.

Risks associated with patents, proprietary rights and related litigation.

  General

             We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant disputes regarding our intellectual property rights and claims that we may be infringing third parties’ intellectual property rights. We expect that we may be involved in similar disputes in the future. We cannot assure you that:

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

             We intend to vigorously enforce our patents but we cannot be sure that our efforts will be successful. If we were to have an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation is likely to result in significant expense to us, as well as divert the efforts of our technical and management personnel. For example, the Lexar litigation described below has resulted in cumulative litigation expenses of approximately $4.3 million.

  Cross-licenses and indemnification obligations

             If we decide to incorporate third party technology into our products or if we are found to infringe on others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. Currently, we have patent cross-license agreements with several companies, including Hitachi, Intel, Samsung, Sharp, SST, SmartDisk, TDK and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our produ cts, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms.

             We have historically agreed to indemnify various suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. We are not currently engaged in any such indemnification proceedings. Our insurance policies exclude coverage for third party claims for patent infringement. Any future obligation to indemnify our customers or suppliers could harm our business, financial condition or results of operations.

  Litigation risks associated with our intellectual property

             From time to time, it may be necessary to initiate litigation against third parties to preserve our intellectual property rights. These parties could in turn bring suit against us. In March 1998, we sued Lexar in the Northern District of California alleging that Lexar’s CompactFlash and PC Cards infringe our U.S. Patent No. 5,602,987 (“‘987 Patent”). Lexar disputed this claim and asserted various counter claims, including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation, unenforceability and fraud. On November 14, 2000, in resolution of these actions, Lexar stipulated that SanDisk’s ‘987 Patent is valid and infringed by Lexar’s current CompactFlash and PC Cards. Lexar will make a lump sum payment of $8.0 million for royalties due on the ‘987 Patent, through March 31, 2001. Subject to L exar’s representations and warranties relating to Lexar’s newly designed CompactFlash and PC Cards, SanDisk has stipulated that these designs do not infringe SanDisk’s ‘987 Patent. Lexar entered into a 4% royalty-bearing license agreement for certain Lexar products that may use the ‘987 Patent beyond March 31, 2001. SanDisk and Lexar have agreed to dismiss with prejudice all pending claims of patent infringement and counterclaims involving claims of false advertising, unfair competition and patent misuse.

             In September 2000, Lexar sued SanDisk in the District of Delaware alleging that our SmartMedia products infringe Lexar’s United States Patent No. 5,479,638 (“‘638 Patent”). In resolution of this action, we will pay Lexar a lump sum payment of $2.0 million for a fully-paid up license for use of the ‘638 Patent in SmartMedia products.

             Under the settlement, Lexar has provided us with an option for a royalty bearing license to its patents for use in certain future products.

             SanDisk and Lexar have agreed to resolve any future disputes relating to the use by Lexar of the ‘987 Patent through binding arbitration. We have also agreed that for a period of seven years, neither SanDisk nor Lexar shall seek injunctive relief against the other in any patent lawsuit. However, at all times, we retain the right to seek injunctive relief to enforce the payment of royalties pursuant to an arbitrator’s ruling.

             On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., SanDisk’ s wholly-owned subsidiary in Japan. The complaint alleges that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents. The Mitsubishi patents in question are #JP2099342, #JP2129071 and # JP2138047. Based on preliminary information, we believe that these patents are related primarily to the mechanical construction of memory cards built with a separate connector. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of our CompactFlash and flash ATA memory cards in Japan. SanDisk and SanDisk K.K. will vigorously defend itself against Mitsubishi’s claims. From time to time, we have been contacted by various parties who have alleged that certain of our products infringe on patents that such parties claim to hold. To date no legal actions have been filed in connection with any such infringement, other than as discussed above.

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

             We are currently experiencing rapid growth which has placed and continues to place, a significant strain on our personnel and other resources. To accommodate this growth, we must continue to hire, train, motivate and manage our employees. We are having difficulty hiring the necessary engineering, sales, marketing and finance personnel to support our growth. In addition, we must make a significant investment in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support our rapid growth, which could in turn harm our business, financial condition and results of operations.

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

             We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a stockholder rights plan that would cause substantial dilution to a stockholder who attempts to acquire us on terms not approved by our board of directors. In addition, our certificate of incorporation grants the board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to the common stock that could have a material adverse effect on the market value of the common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventi ng a change of control of SanDisk.

Our stock price has been, and may continue to be, volatile.

             The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the twelve month period ended September 30, 2000, our stock price has fluctuated from a low of $18.875 to a high of $169.625. We believe that such fluctuations may continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

             Please refer to the Company’s Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

             The information required by this item is set forth in Note 6 of the Notes to the Condensed Consolidated Financial Statements on pages 7 to 8 and under “Factors That May Affect Future Results – Risks Associated with Patents, Proprietary Rights and Related Litigation” on pages 27 to 28 of this Form 10-Q for the quarterly period ended September 30, 2000, and is incorporated herein by reference.

Item 2.   Changes in Securities

               None

Item 3.   Defaults upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

        A.  Exhibits

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of the Registrant, as amended to date.(2),(13)
3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant.(2)
3.3	Bylaws of the Registrant, as amended.(2)
3.4	Form of Amended and Restated Bylaws of the Registrant.(2)
3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.(2)
4.3	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)
4.5	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)
4.8	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)
4.9	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(11)
9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
10.10	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
10.13	1989 Stock Benefit Plan.(2)
10.14	1995 Stock Option Plan.(2)
10.15	Employee Stock Purchase Plan.(2)
10.16	1995 Non-Employee Directors Stock Option Plan.(2)
10.18	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)
10.21	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)
10.23	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1),(6)

10.24	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)
10.25	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1), (6)
10.27	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)
10.28	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)
10.29	Trade Finance Agreement between the Registrant and Union Bank of California, dated July 15, 1998.(9)
10.30	1995 Stock Option Plan Amended and Restated as of December 17, 1998.(12)
10.31	1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(12)
10.32	1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998. (12)
10.33	Master Agreement, dated as of May 9, 2000, by and among the Registrant, Toshiba Corporation and Semiconductor North America, Inc.(13),(+)
10.34	Operating Agreement dated as of May 9, 2000, by and between the Registrant and Semiconductor North America, Inc.(13)
10.35	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(13),(+)
10.36	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(13),(+)
10.37	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(*)
10.38	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(*)
10.39	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(*)
10.40	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(*)
10.41	Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(*),(+)
10.42	Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International, Plc.(*),(+)
10.43	Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc. (*),(+)
10.44	Stockholders’ Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.(*),(+)
10.45	Bylaws of DigitalPortal Inc.(*),(+)
21.1	Subsidiaries of the Registrant. (10)
27.1	Financial Data Schedule for the quarter ended September 30, 2000. (In EDGAR format only)(*)

______________

     *   Filed herewith.

     1.   Confidential treatment granted as to certain portions of these exhibits.

     2.   Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

     3.   Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K.

     4.   Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

     5.   Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.

     6.   Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated October 16, 1997.

     7.   Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

     8.   Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.

     9.   Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.

     10.   Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K.

     11.   Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 1, 1999.

     12.   Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

     13.   Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000,

     +   Confidential treatment has been requested for certain portions thereof.

        B.  Reports on Form 8-K

             During the quarter ended September 30, 2000, we filed a Current Report on Form 8-K dated July 17, 2000 reporting our collaboration with Toshiba and our investment in Tower Semiconductor.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)
Dated: November 15, 2000	By:	/s/ Frank Calderoni

Frank A. Calderoni Senior Vice President, Finance and Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer.)