Form 10-K405
period 2000-12-31
SANDISK CORP
filed 2001-04-02
CIK 1000180

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

  X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
----- Act of 1934 for the fiscal year ended December 31, 2000 or *

      Transition report pursuant to Section 13 or 15(d) of the Securities Act of ----- 1934

Commission File No. 0-26734

                              SANDISK CORPORATION
            (Exact name of Registrant as specified in its charter)

                  Delaware                                  77-0191793
        (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                Identification No.)

         140 Caspian Court, Sunnyvale, California             94089
          (Address of principal executive office)           (Zip Code)

      Registrant's telephone number, including area code:  (408) 542-0500

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
                 None                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value;
       Rights to Purchase Series A, Junior Participating Preferred Stock
       -----------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes              No   X
                               -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 8, 2001 as reported on the NASDAQ National Market System, was approximately $1,396,929,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2001, Registrant had 67,957,788 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on June 5, 2001 are incorporated by reference into Part III of this Form 10-K.

*For purposes of this Form 10-K the Registrant has indicated its fiscal year as ending on December 31st. The Registrant operates on a fifty-two-fifty-three week fiscal year cycle ending on the Sunday closest to December 31/st/.

                              SANDISK CORPORATION

                         2000 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                    PART I

                                                                        Page No.
                                                                        --------

Item 1.   Business                                                          1

Item 2.   Properties                                                       14

Item 3.   Legal Proceedings                                                15

Item 4.   Submission of Matters to a Vote of Security Holders              15

          Executive Officers of the Registrant                             15

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                              17

Item 6.   Selected Financial Data                                          18

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              20

Item 8.   Financial Statements and Supplementary Data                      43

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              67

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant               67

Item 11.  Executive Compensation                                           67

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                       67

Item 13.  Certain Relationships and Related Transactions                   67

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports
          on Form 8-K                                                      68

          Signatures                                                       71

                                     PART I


ITEM 1.    BUSINESS
           --------

BUSINESS

  We design, manufacture and market flash memory storage products that are used in a wide variety of electronic systems. We have designed our flash memory storage solutions to address the storage requirements of emerging applications in the consumer electronics and industrial/communications markets. Our products are used in a number of rapidly growing consumer electronics applications, such as digital cameras, personal digital assistants, portable digital music players, digital video recorders and smart phones, as well as in industrial and communications applications, such as communications routers and switches and wireless communications base stations. In fiscal 2000, we shipped over 13 million flash memory cards and flash chip sets. Our products include removable CompactFlash cards, MultiMediaCards, FlashDisk cards and Secure Digital Cards and embedded FlashDrives and Flash ChipSets with storage capacities ranging from 8 megabytes to 1.2 gigabytes. In fiscal 2000, our customers included Arrow Electronics, Inc., Avnet Electronics, Bell Microproducts, Inc., Best Buy Company, Inc., Canon, Inc., Cisco Systems, Inc., Eastman Kodak Company, Ericsson, Hewlett-Packard Company, Lucent Technologies Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Plastic Co. Ltd., NEC America, Inc., Nikon Corporation, Nokia Corporation, Siemens, Tech Data Corporation, Thomson, and Wynit, Inc. In addition, we currently license our technologies to several companies including Hitachi Ltd., Intel Corporation, Lexar Media, Incorporated, Samsung Electronics Company Ltd., Sharp Electronics Corporation, SmartDisk Corporation, Silicon Storage Technologies, Incorporated, TDK Corporation and Toshiba Corporation. In 2000, we entered into a joint venture agreement with Toshiba Corporation, under which we formed FlashVision, LLC to produce advanced flash memory, utilizing fabrication space at Dominion Semiconductor in Manassas, Virginia. Toshiba and SanDisk will each get 50 percent of Dominion's flash memory output with production expected to commence in the second half of 2001.

Industry Background

  In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of consumer electronic, industrial and communications products. These new devices include digital cameras, personal digital assistants, or PDAs, highly portable computers, portable music players, digital video recorders, wireless base stations, network computers, communication routers and switches, cellular telephones, mobile communication systems, handheld data collection terminals, medical monitors and other electronic systems. These emerging applications have storage requirements that are not well addressed by traditional storage solutions. These requirements include small form factor size, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations. Because storage products based on flash semiconductor technology can meet these requirements, these devices and systems represent market opportunities for flash storage systems.

The SanDisk Solution

  We have optimized our flash memory storage solution, known as system flash or data storage flash, to address the needs of many emerging applications in the consumer electronics and industrial/communications markets. Since our inception, we have been actively involved in all aspects of flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and new system platforms. We believe our core technical competencies are in high-density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system testing. To achieve compatibility among various electronic platforms, regardless of the host processor or operating system used, we have developed new capabilities in flash memory chip design and created intelligent controllers. We also developed an architecture that can leverage advances in flash memory process technology to ensure a scaleable, high-yield, cost-effective and highly reliable manufacturing process. Our CompactFlash, MultiMediaCard, Secure Digital Card, and FlashDisk products are portable, have an on-board controller and use file formats that are forward and backward compatible. All of our flash data storage products can store almost any type of digital information, including voice mail, e-mail, music, video clips and digital images.

  SanDisk's products offer the following features:

  Small form factor. Our CompactFlash products weigh about one-half ounce and are approximately the size of a matchbook. Our MultiMediaCard and Secure Digital Card products are approximately the size of a quarter coin and weigh less than two grams. Our FlashDisk cards are small and lightweight with a length of 85.6 mm, width of 54.0 mm, thickness of 5.0 mm or 10.5 mm and weight of less than 2.0 ounces.

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

  The flash process and flash memory chip designs developed by us in cooperation with our partners make our products scaleable over several generations of semiconductor fabrication processes. This feature has allowed us to significantly reduce our cost per megabyte of capacity with each new generation of our products. By maintaining the same basic design parameters, each generation of our products maintains full compatibility with prior generations. This chip architecture has allowed us to significantly reduce cell size and thereby chip size. This has allowed us to increase storage capacity and lower the cost of our PC Card, CompactFlash and MultiMediaCard products.

  We have developed core competencies in low-cost micropackaging technology as well as low-cost batch testing, both of which are important elements in building high-capacity, high-reliability flash cards at a competitive cost and in high volumes.

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

  Consumer Electronics. The increasing trend towards the use of digital technology in consumer electronics devices has created requirements for new data storage products. For example, a number of major camera and imaging companies have introduced digital cameras that we believe will enable professionals and consumers to eliminate the need for standard 35mm photographic film by replacing it with re-usable compact digital data storage devices. Removable and embedded flash data storage products, such as our CompactFlash, MultiMediaCard, Secure Digital Card and Flash ChipSet products, are used in personal digital assistants, highly portable computers, digital audio players, network computers, cellular telephones, next-generation smart telephones and other devices.

  Industrial/Communications Market. The communications market has applications that are beginning to require new types of data storage. For example, communications switches and cellular base stations require data storage in environments that are subject to shock and vibration and a wide range of temperature and humidity conditions. As the storage capacity of our cards grows, we are increasingly able to displace disk drives in routers and switches manufactured by telecommunications companies such as Cisco, Nortel and Lucent.

  In the fiscal years ended December 31, 2000, 1999, and 1998, product sales to our top 10 customers accounted for approximately 48%, 57%, and 59% of our product revenues, respectively. In 2000, no single customer accounted for greater than 10% of our total revenues. In 1999 and 1998, revenues from one customer exceeded 10% of total revenues. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. We have also experienced significant changes in the composition of our major customer base from year to year and expect this pattern to continue as certain customers increase or decrease their purchases of our products as a result of fluctuations in market demand for their products. Sales to our customers are generally made pursuant to standard purchase orders rather than long-term contracts. The loss of, or significant reduction in, purchases by any of our major customers, could harm our business, financial condition and results of operations.

SanDisk's Products

  Our storage products are high capacity, solid-state, non-volatile flash memory devices that comply with PC Card ATA and/or IDE industry standards. We offer a broad line of flash data storage products in terms of capacities, form factors, operating voltage and temperature ranges. Our current product families include removable CompactFlash, MultiMediaCard, FlashDisk and Secure Digital Card products, embedded FlashDrive products and Flash ChipSets. Our products are compatible with the majority of today's computing and communications systems that are based on industry standards. Our products, as of December 31, 2000, are listed in the following table:

----------------------------------------------------------------------------------------------------------------------
                                                                                        Uncompressed
Product Family                      Form Factor                                           Capacity
CompactFlash (Removable)            Type I (36.4 mm x 42.8 mm x 3.3 mm)                8 to 512 megabytes
                                    Type II (36.4 mm x 42.8 mm x 5.3 mm)               256 and 300 megabytes
MultiMediaCard (Removable)          32 mm x 24 mm x 1.4 mm                             8 to 64 megabytes
FlashDisk (Removable)               PC Card Type II (54.0 mm x 85.6 mm x 5.0 mm)       8 megabytes to 1.2 gigabytes
Flash ChipSet (Embedded)            2 chips                                            8 to 64 megabytes
FlashDrive (Embedded)               2.5 & 3.5 inches                                   32 megabytes to 1.2 gigabytes
SmartMedia (Removable)              Flash Card (45 mm x 37 mm x 0.76 mm)               8 to 64 megabytes
----------------------------------------------------------------------------------------------------------------------

  CompactFlash. Our CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard PC Card. CompactFlash's compact size, ruggedness, low-power requirements and its ability to operate at either 3.3V or 5V make it well-suited for a range of current and next-generation, small form factor consumer applications such as digital cameras, PDAs, personal communicators and audio recorders. CompactFlash products provide interoperability with systems based upon the PC Card ATA standard by using a low-cost passive Type II adapter. CompactFlash cards are available in capacities ranging from 8 megabytes to 512 megabytes in Type I form factor and in capacities of 256 and 300 megabytes in Type II form factor.

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

  Other SanDisk products. We also sell SmartMedia Cards, ImageMate external drives and FlashPath adapters under the SanDisk brand name. Our SanDisk brand SmartMedia Cards are available in capacities ranging from 8 to 64 megabytes. Our ImageMate external drives offer a fast, convenient way to transfer data between our memory card products and a personal computer through a USB or parallel port connection. The ImageMate is available in CompactFlash, MultiMediaCard and SmartMedia Card versions. FlashPath adapters are floppy disk-shaped adapters that allow users to transfer data to and from their MultiMediaCard or SmartMedia Cards and their computer using a floppy disk drive. We also sell TriFlash embedded chips with capacities of 16 to 64 megabytes and NAND Flash embedded chips with a capacity of 32 megabytes.

  Our Personal Tag, or P-Tag, is a wearable, matchbook size, memory card that can be used to store critical data such as medical records and other personal information. The target markets for these cards include military agencies, government departments, insurance and health care companies worldwide.

  Secure Digital Card. The Secure Digital Card measures 32.0 mm by 24.0 mm by
2.1 mm. The Secure Digital Card is an enhanced version of our MultiMediaCard that incorporates advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. Our Secure Digital Card is available in storage capacities of 8, 16, 32 and 64 megabytes. We began shipping the Secure Digital Card in the first quarter of 2001.

  The Secure Digital Card incorporates a number of new features, including SDMI compliant security and copy protection, a mechanical write protect switch and a high data transfer rate. The Secure Digital Card is slightly thicker (2.1mm) than our MultiMediaCard and uses a nine-pin interface instead of the seven-pin interface of the MultiMediaCard. Because of these differences, the Secure Digital Card will not work in current products that include a MultiMediaCard slot. However, our MultiMediaCard products are forward compatible and will work in Secure Digital Card slots. Conversely, broad acceptance of our Secure Digital Card by consumers may reduce demand for our MultiMediaCard and CompactFlash card products. The Secure Digital Card relies on the copy protection features that have been developed for the DVD standard and therefore may be more likely to be endorsed by the leading content providers. The Secure Digital Card will face significant competition from the Sony Memory Stick and the Secure MultiMediaCard from Hitachi and Infineon. The Secure Digital Card Association currently numbers 225 members, however, some of these members are also participating in associations for competing standards. We cannot assure you that our Secure Digital Card will receive substantial market acceptance. Any failure by our customers to accept our Secure Digital Card products could harm our business, financial condition and results of operations.


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

  To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we developed new capabilities in flash memory chip design and created intelligent controllers. We also developed an architecture that can leverage advances in process technology to ensure a scaleable, high-yielding, cost-effective and highly reliable manufacturing process. We believe that these technical competencies and our system design approach have enabled us to introduce flash data storage products that are better suited for our target markets than linear flash cards based on socket flash chips or SmartMedia flash cards, which do not contain an intelligent controller. We design our products to be compatible with industry-standard IDE and ATA interfaces used in all Windows and Apple compatible personal computers.

  Our patented intelligent controller with its advanced defect management system permits our products to achieve a high level of reliability and longevity. Latent bit failure can occur several years into the life of a flash card product and can be difficult to detect with traditional flash technology. The system allows the automatic substitution of entire sectors or major blocks of the memory chip in case of any latent flash memory failures. Additionally, the controller generates an error correcting code that is stored simultaneously with the data and is used to detect and dynamically correct any errors when the data is read. This design permits our products to maintain error-free operation for hundreds of thousands of erase and write cycles and reduces manufacturing costs by allowing us to incorporate partial die with less than 100% of the physical bits on each chip into the products without loss of functionality.

Strategic Manufacturing Relationships

  An important element of our strategy has been to establish strategic relationships with leading technology companies that can provide us with access to leading edge semiconductor manufacturing capacity and participate in the development of some of our products. This enables us to concentrate our resources on the product design and development areas where we believe we have competitive advantages. We have developed strategic relationships with UMC in Taiwan, Toshiba with whom we have a joint venture, FlashVision LLC, which will manufacture NAND flash memory and Tower Semiconductor in Israel. We may establish relationships with other foundries in the future.

  On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As a part of this transaction, SanDisk and Toshiba formed and contributed initial funding to FlashVision LLC, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. As part of our 50% ownership of the joint venture we had invested $134.7 million as of December 31, 2000, and in January 2001, we invested the remaining $15.3 million. We have also guaranteed up to $215 million in equipment lease lines to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment. As of January 26, 2001, $20 million was guaranteed. In addition, we will share certain research and development costs. We expect to begin shipping products based on the 512 megabit technology during the second half of 2001, and from the 1 gigabit technology during 2002.

  All of our products require silicon wafers that are currently supplied by UMC and Toshiba, under our joint venture agreement. Most of our wafers are currently manufactured using 0.24 micron process technology, and the wafers that will be made in our FlashVision Joint Venture employ a 0.16 micron process technology. In the past, we have experienced periods of supply constraints or excesses, each of which can have a significant impact on our gross margins and supplier relationships. Any delays in wafer availability or uncompetitive wafer pricing could limit our revenue growth and harm our business, financial condition and results of operations.

  Under the terms of our wafer supply agreements with UMC, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months. Except in limited circumstances and subject to acceptance by UMC, the estimates for a portion of the forecast, generally three months, constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. We have similar forecast requirements and binding commitments under our supply agreement with Toshiba for wafers from their Yokkaichi foundry and will be obligated to purchase 50% of the NAND flash wafer output from the Dominion fab or bear the costs of unused capacity if we choose to not purchase our share of the available wafers. These requirements limit our ability to react to any significant fluctuations in demand for our products. When the demand for our products experiences an unexpected, sudden and sharp decline, as occurred late in the fourth quarter of fiscal 2000 and the first quarter of 2001, and we are unable to reschedule or cancel our wafer orders, we end up with excess wafer inventories, which result in higher costs and reduced gross margins. Furthermore, if a significant drop in demand is also accompanied by a rapid decline in market prices for our products we may have to reduce the value of our inventory to market, resulting in lower gross margins.
Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and the loss of customers to competitors who are able to meet the customer requirements. In addition, in February 2000, we entered into a capacity and reservation deposit agreement with UMC. To reserve additional foundry capacity under this agreement, we paid UMC a reservation deposit. This deposit will be refunded to us on a quarterly basis over the agreement term if we purchase the full wafer capacity reserved for us. We may forfeit part of our deposit if we are unable to utilize our reserved capacity within four quarters of the end of the agreement term. We are dependent upon our foundry partners to deliver wafers and to maintain acceptable yields and quality. In 2000, 1999, and 1998, we purchased wafers from UMC, a foundry in which we have ownership, totaling approximately $161.6 million, $22.8 million and $11.6 million, respectively.

  On July 4, 2000, SanDisk entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. In exchange for our investment, we received one seat on the board of directors of Tower and a guaranteed portion of the wafer output from the advanced fabrication facility Tower has started to build in Migdal Haemek, Israel.

Under the terms of the agreement, we will make our investment over a period of approximately 18 months if key milestones related to the construction, equipping and wafer production at the new wafer fabrication facility are met. On January 26, 2001, Tower satisfied the closing conditions of the share purchase agreement, and we transferred the first $20 million of our investment from an escrow account to purchase 866,551 ordinary shares and obtain $8.8 million in pre-paid wafer credits. On March 1, 2001, we paid Tower $11 million upon its completion of milestone one, to purchase 366,690 ordinary shares and obtain additional prepaid wafer credits. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants expire five years from the date of grant and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. We expect first wafer production to commence at the new fabrication facility in late 2002.

  We also have a manufacturing relationship with NEC, under which NEC supplies microcontrollers for our products. NEC is currently a sole-source supplier for these controller chips. Any interruption in supply from NEC may harm our business.

  We believe additional foundry capacity will be necessary to meet future demand for our products. Our ability to increase our revenues and net income in future periods is dependent on establishing additional wafer supply relationships and on receiving an uninterrupted supply of wafers from our manufacturing partners.

  Our reliance on third-party wafer manufacturers involves several material risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yields and costs. This reliance could significantly harm our business, financial condition and results of operations. In addition, as a result of our dependence on foreign wafer manufacturers, we are subject to the risks of conducting business internationally, including political risks and exchange rate fluctuations.

Assembly and Testing

  We test wafers at our headquarters in Sunnyvale, California, at the UMC facility in Taiwan, at Silicon Precision Industries in Taiwan, and at Celestica, Inc. in China. Substantially all of the tested wafers are then shipped to our third party memory assembly subcontractors: Silicon Precision Industries Co., Ltd. in Taiwan and Mitsui & Co., Ltd. in Japan.

  A substantial portion of packaged memory final test, card assembly and card test is performed at Silicon Precision Industries in Taiwan and Celestica, Inc. in China. In fiscal 2001, these subcontractors will assemble and test a majority of our mature, high-volume products. We expect our reliance on subcontractors will continue to reduce the cost of our operations and give us access to increased production capacity. We began transferring portions of our testing and assembly operations to these subcontractors in the second half of 1999 and are still continuing this transition. We will continue operations at our Sunnyvale production facility for new products and special customer requirements. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could result in a disruption of production and a shortage of products to meet customer demand in the first half of 2001 and beyond.

  Our customers have demanding requirements for quality and reliability. To maximize quality and reliability, we monitor electrical and inspection data from our wafer foundries and assembly subcontractors. We monitor wafer foundry production for consistent overall quality, reliability and yield levels. Most of our major component suppliers and subcontractors are ISO 9001 or 9002 certified.

Research and Development

  We believe that our future success will depend on the continued development and introduction of new generations of flash memory chips, controllers and products designed specifically for the flash data storage market. In fiscal 2000, the majority of our production output shifted to the 256 megabit, .24 micron D2 technology. In our joint venture with Toshiba, FlashVision LLC, we will begin production of 512 megabit NAND flash memory that employs 0.16 micron process feature size by mid-year 2001. We do not expect to generate revenues from this 512 megabit technology until the second half of 2001. The next generation of 1 gigabit
NAND flash that is under joint development is not expected to contribute to revenues before 2002.

  Our research and development expenses were $46.1 million, $26.9 million and $18.2 million for the fiscal years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000, we had 177 full-time equivalent employees engaged in research and development activities, including 25 in our Israel design center. In fiscal 2001 and beyond, we expect to significantly increase our spending on process and design research and development to support the development and introduction of new generations of flash data storage products, including our 512 megabit and 1 gigabit NAND flash memory co-development and manufacturing joint venture with Toshiba.

Sales and Distribution

  We market our products using a direct sales organization, distributors and manufacturers' representatives. We also sell products to various customers on a private label basis and under the SanDisk brand in the retail channel. Our sales efforts are organized as follows:

  Direct Sales Force. Our direct sales offices are located in Maitland, Florida; Herndon, Virginia; Dublin and Avon, Ohio; Nashua, New Hampshire; Sunnyvale, Irvine, and Trabuco Canyon, California; Bedford, Texas; Hannover and Rantingen, Germany; Amsterdam, the Netherlands; Paris, France; Hertfordshire, England; Hong Kong, China; and Yokohama and Osaka, Japan. These offices support our major OEM customers and our distribution and manufacturers' representative partners.

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

  Retail. We ship SanDisk brand name products directly to consumer electronics stores, office superstores, photo retailers, mass merchants, catalog and mail order companies, Internet and e-commerce retailers and selected retail distributors. Our distributors include Ingram Micro, Inc., Tech Data Corporation, Laguna Corporation and Wynit, Inc. in the United States, in addition to international distributors. Our products are available in more than 20,000 retail stores worldwide. Fourteen independent manufacturers' representative firms are supporting our sales efforts in the retail channel. In addition, we sell our products on the Internet through third parties such as Amazon.com.

Strategic Investments

  On August 9, 2000, we entered into a joint venture, Digital Portal Inc., or DPI, with Photo-Me International, or PMI, for the manufacture, installation, marketing and service of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. These kiosks employ high-quality, low-cost, silver halide photo processing technology developed by PMI. Under the agreement, we and PMI will each make an initial investment of $4.0 million and secure lease financing for the purchase of the kiosks. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. We estimate that we will guarantee equipment lease arrangements of approximately $40 million over the first two years of the agreement. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. We expect the first kiosks to be deployed in pilot programs in selected retail stores in the United States starting in the first half of 2001.

  On November 2, 2000, we made a strategic investment of $7.2 million in Divio, Inc. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, we own approximately 10% of Divio and are entitled to one board seat.

Customer Service and Technical Support

  We provide customers with comprehensive product service and support. We provide technical support through our application engineering group located in the United States, Japan and Hong Kong. We work closely with our customers to monitor the performance of our product designs, to provide application design support and assistance, and to gain insight into our customers' needs to help in the design of future products.

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

  In 1988, we developed the concept of emulation of a hard disk drive with flash solid-state memory. The first related patents were filed in 1988 by Dr. Eli Harari and exclusively licensed to us. We currently own or have exclusive rights to 138 United States and 37 foreign issued patents, and over 75 patent applications pending in the United States, as well as 40 pending in foreign patent offices. We intend to seek additional international and United States patents on our technology. We believe some of our patents are fundamental to the implementation of flash data storage systems, as well as the implementation of D2 flash, independent of the flash technology used. However, we cannot assure you that any patents held by us will not be invalidated, that patents will be issued for any of our pending applications, or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where our products can be sold to provide meaningful protection or any commercial advantage to us. Additionally, our competitors may be able to design their products around our patents.

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

  For example, in March 1998, we sued Lexar in the Northern District of California alleging that Lexar's CompactFlash and PC Cards infringe our U.S. Patent No. 5,602,987 ("'987 Patent"). Lexar disputed this claim and asserted various counter claims, including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation, unenforceability and fraud. On November 14, 2000, in resolution of these actions, Lexar stipulated that our '987 Patent is valid and infringed by Lexar's current CompactFlash and PC Cards. Lexar made a lump sum payment of $8.0 million for royalties due on the '987 Patent, through March 31, 2001. Subject to Lexar's representations and warranties relating to Lexar's newly designed CompactFlash and PC Cards, we have stipulated that these designs do not infringe our '987 Patent. Lexar entered into a 4% royalty-bearing license agreement for certain Lexar products that may use the '987 Patent beyond March 31, 2001. We and Lexar have agreed to dismiss with prejudice all pending claims of patent infringement and counterclaims involving claims of false advertising, unfair competition and patent misuse.

  In September 2000, Lexar sued us in the District Court of Delaware alleging that our SmartMedia products infringe Lexar's United States Patent No. 5,479,638 ("'638 Patent"). In resolution of this action, we paid Lexar a lump sum payment of $2.0 million for a fully-paid up license for use of the '638 Patent in SmartMedia products. Under the settlement, Lexar has provided us with an option for a royalty bearing license to its patents for use in certain future products.

  We and Lexar have agreed to resolve any future disputes relating to the use by Lexar of the '987 Patent through binding arbitration. We have also agreed that for a period of seven years, neither we nor Lexar shall seek injunctive relief against the other in any patent lawsuit. However, at all times, we retain the right to seek injunctive relief to enforce the payment of royalties pursuant to an arbitrator's ruling.

  On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., our wholly-owned subsidiary. The complaint alleges that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents. The Mitsubishi patents in question are #JP2099342, #JP2129071 and #JP2138047, which are related primarily to the mechanical construction of memory cards. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of our CompactFlash and flash ATA memory cards in Japan. Mitsubishi has since dropped patents #JP2129071 and #JP2138047 from the suit. We are vigorously defending against Mitsubishi's remaining claims.

  From time to time, we have been contacted by various other parties who have alleged that certain of our products infringe on patents that these parties claim to hold. To date no legal actions have been filed in connection with any such infringement, other than as discussed above.

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

  In the event we desire to incorporate third party technology into our products or our products are found to infringe on others' patents or intellectual property rights, we may be required to license such patents or intellectual property rights. We may also need to license some or all of our patent portfolio to be able to obtain cross-licenses to the patents of others. We currently have patent cross-license agreements with several companies including Hitachi, Intel, Lexar, Samsung, Sharp, SST, SmartDisk, TDK and Toshiba. From time to time, we have also entered into discussions with other companies regarding potential cross-license agreements for our patents. However, we cannot assure you that licenses will be offered or that the terms of any offered licenses will be acceptable to us. If we obtain licenses from third parties, we may be required to pay license fees or make royalty payments, which could reduce our gross margins. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. In addition, we might be required to suspend the manufacture of products or the use by our foundries of processes requiring the technology. We cannot assure you that we would be successful in redesigning our products or that we could obtain licenses under reasonable terms. Furthermore, any development or license negotiations could require substantial expenditures of time and other resources by us.

  As is common in the industry, we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may in some instances include indemnification for damages and expenses, including attorneys' fees. We may from time to time be engaged in litigation as a result of these indemnification obligations.

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

Backlog

  We manufacture and market primarily standard products. Sales are generally made pursuant to standard purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellations, backlog is not necessarily an indication of future revenue. As of December 31, 2000, our backlog was $63.3 million, compared to $157.2 million at December 31, 1999. Retail sales are typically booked and shipped in the same quarter.

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

  Our primary competitors include companies that develop and manufacture storage flash chips , such as Hitachi, Samsung, Micron Technology and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Intel, Macronix, Mitsubishi, Fujitsu, Sharp Electronics and ST Microelectronics. Companies that combine controllers and flash memory chips developed by others into flash storage cards include Lexar Media, M-Systems, Pretec, Simple Technology, Sony Corporation, Kingston Technology, Panasonic, Silicon Storage Technology, TDK Corporation, Matsushita Battery, Delkin Devices, Inc., Feiya Technology Corporation, Dane-Elec Manufacturing, Silicon Tek, Infineon Technologies and Viking Components.

  We have entered into patent cross-license agreements with several of our leading competitors including Hitachi, Intel, Lexar, Sharp, Samsung, SST, TDK and Toshiba. Under these agreements, each party may manufacture and sell products that incorporate technology covered by each party's patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations.

  In addition, over 40 companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe additional manufacturers will enter the CompactFlash market in the future.

  We have announced a memorandum of understanding under which we, Matsushita and Toshiba are jointly developing and promoting a next generation flash memory card called the Secure Digital Card. Under this agreement, Secure Digital Card licenses will be granted to other flash memory card manufacturers, which will increase the competition for our Secure Digital Card, CompactFlash and MultiMediaCard products. In addition, Matsushita and Toshiba are selling Secure Digital Cards that will compete directly with our MultiMediaCard and Secure Digital Card products. While other flash card manufacturers will be required to pay the SD Association license fees and royalties, there will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital Card.

  On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers.

We expect to begin shipping products based on the 512 megabit technology during the second half of 2001, and from the 1 gigabit technology during 2002. As we and Toshiba will each separately market and sell any products developed and manufactured under this relationship, we will compete directly with Toshiba for sales of these advanced chips and controllers.

  Competing products have been introduced that promote industry standards that are different from our CompactFlash, MultiMediaCard and Secure Digital Card products, including Toshiba's SmartMedia, Sony Corporation's Memory Stick, Sony's standard floppy disk used for digital storage in their Mavica digital cameras, Panasonic's Mega Storage cards, Iomega's Clik drive, a miniaturized mechanical, removable disk drive, DataPlay's miniature optical storage drive and the Secure MultiMediaCard from Hitachi and Infineon. Each competing standard is mechanically and electronically incompatible with CompactFlash, MultiMediaCard and Secure Digital Card. If a manufacturer of products such as digital cameras designs in one of these alternative competing standards, CompactFlash, MultiMediaCard and Secure Digital Card will be eliminated from use in that product.

  The IBM microdrive, a rotating disk drive in a Type II CompactFlash competes directly with our Type II CompactFlash memory cards for use in high-end professional digital cameras. M-Systems' Diskonchip 2000 Millennium product competes against our Flash ChipSet and NAND flash memory component products in embedded storage applications such as set top boxes and networking appliances.

  According to independent industry analysts, Sony's Mavica digital camera captured a considerable portion of the United States market for digital cameras from 1998 to 2000. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash, or any other flash cards. Our sales prospects for CompactFlash cards have been adversely impacted by the success of the Mavica.

  Recently, Sony has shifted its focus to the use of its flash Memory Stick in its latest digital camera models, and we may face significant competition from this product. Sony has licensed its proprietary Memory Stick to other companies. If it is adopted and achieves widespread use in future products, sales of our MultiMediaCard and CompactFlash products may decline. Our MultiMediaCard products have also faced significant competition from Toshiba's SmartMedia flash cards. We also sell SmartMedia cards to our retail customers who prefer to buy all their flash memory cards from one supplier. Hitachi, Infineon, Sanyo and Fujitsu have proposed their Secure MultiMediaCard, which provides the copy protection function that is included on our Secure Digital Card. Should this initiative gain industry acceptance, it may reduce the widespread adoption of the Secure Digital Card.

  We also face competition from products based on multilevel cell flash technology from Intel and Hitachi. These products compete with our D2 multilevel cell flash technology. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology.

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

  We believe that our ability to compete successfully depends on a number of factors, which include:

  .  price, quality, and on-time delivery to our customers;

  .  product performance and availability;

  .  success in developing new applications for system flash technology;

  .  adequate foundry capacity;

  .  efficiency of production;

  . timing of new product announcements or introductions by us, our customers and our competitors;

  . the ability of our competitors to incorporate their flash data storage systems into their customers' products;

  .  the number and nature of our competitors in a given market;

  .  successful protection of intellectual property rights; and

  .  general market and economic conditions.

  We believe that we compete reasonably favorably with other companies with respect to these factors. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition or results of operations.

Employees

  As of December 31, 2000, we had 720 full-time employees and 283 temporary employees, including 177 in research and development, 132 in sales and marketing, 114 in finance and administration and 580 in operations. Our success is dependent on our retention of key technical, sales and marketing employees and members of senior management. Additionally, our success is contingent on our ability to attract and recruit skilled employees in a very competitive market. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that our employee relations are good.


ITEM 2.   PROPERTIES
          ----------

  Our principal facilities are presently located in Sunnyvale, California. We lease two adjacent buildings, a 104,000 square foot building that is dedicated to production and research and development activities and a 50,000 square foot building which houses our administrative and sales and marketing functions. We occupy this space under lease agreements that expire in July 2006. Under these agreements, we have the option to renew the leases on both buildings for one additional five-year term ending on June 30, 2011. In addition, we lease warehouse space in San Jose, California. This 40,000 square foot building is leased through July 2005. We believe that our facilities will be adequate to meet our near term needs and that additional space will be available as required. We also lease domestic sales offices in Herndon, Virginia; Irvine and Trabuco Canyon, California; Dublin and Avon, Ohio; Nashua, New Hampshire; Bedford, Texas and Maitland, Florida, as well as foreign sales offices in Paris, France; Hannover and Ratingen, Germany; Amsterdam, the Netherlands; Yokohama and Osaka, Japan; Hong Kong, China and Hertfordshire, England, a technical support office in Taichung, Taiwan and a design center in Tefen, Israel.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

  In March 1998, we sued Lexar in the Northern District of
California alleging that Lexar's CompactFlash and PC Cards infringe our U.S. Patent No. 5,602,987 ("'987 Patent"). Lexar disputed this claim and asserted various counter claims, including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation, unenforceability and fraud. On November 14, 2000, in resolution of these actions, Lexar stipulated that SanDisk's '987 Patent is valid and infringed by Lexar's current CompactFlash and PC Cards. Lexar made a lump sum payment of $8.0 million in December 2000 for royalties due on the '987 Patent, through March 31, 2001. Subject to Lexar's representations and warranties relating to Lexar's newly designed CompactFlash and PC Cards, SanDisk has stipulated that these designs do not infringe SanDisk's '987 Patent. Lexar entered into a 4% royalty-bearing license agreement for certain Lexar products that may use the '987 Patent beyond March 31, 2001. SanDisk and Lexar have agreed to dismiss with prejudice all pending claims of patent infringement and counterclaims involving claims of false advertising, unfair competition and patent misuse.

  In September 2000, Lexar sued SanDisk in the District of Delaware alleging that our SmartMedia products infringe Lexar's United States Patent No. 5,479,638 ("'638 Patent"). In resolution of this action, we paid Lexar a lump sum payment of $2.0 million for a fully-paid up license for use of the '638 Patent in SmartMedia products. Under the settlement, Lexar has provided us with an option for a royalty bearing license to its patents for use in certain future products.

  SanDisk and Lexar have agreed to resolve any future disputes relating to the use by Lexar of the '987 Patent through binding arbitration. We have also agreed that for a period of seven years, neither SanDisk nor Lexar shall seek injunctive relief against the other in any patent lawsuit. However, at all times, we retain the right to seek injunctive relief to enforce the payment of royalties pursuant to an arbitrator's ruling.

  On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., SanDisk's wholly owned subsidiary. The complaint alleges that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents. The Mitsubishi patents in question are #JP2099342, #JP2129071 and #JP2138047, which are related primarily to the mechanical construction of memory cards. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of SanDisk CompactFlash and flash ATA memory cards in Japan. Mitsubishi has since dropped patents #JP2129071 and #JP2138047 from the suit. SanDisk and SanDisk K.K. are vigorously defending against Mitsubishi's remaining claims.

  Compaq Corporation has opposed in several countries, including the United States, our attempting to register CompactFlash as a trademark. We do not believe that our failure to obtain registration for the CompactFlash mark will materially harm our business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None


EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------

  Our executive officers, who are elected by and serve at the discretion of the Board of Directors, are as follows (all ages are as of March 8, 2001):

  Name                   Age                      Position
  ----                   ---                      --------

  Dr. Eli Harari          55    President, Chief Executive Officer and Director
  Frank Calderoni         43    Chief Financial Officer, Senior Vice President,
                                Finance and Administration
  Ralph Hudson            56    Senior Vice President, Worldwide Operations
  Sanjay Mehrotra         42    Senior Vice President, Engineering
  Nelson Chan             39    Senior Vice President, Sales and Marketing
  Jocelyn Scarborough     56    Vice President, Human Resources

  Dr. Eli Harari, the founder of SanDisk, has served as President and Chief Executive Officer and as a director of SanDisk since June 1988. Dr. Harari founded Wafer Scale Integration, a privately held semiconductor company, in 1983 and was its President and Chief Executive Officer from 1983 to 1986, and Chairman and Chief Technical Officer from 1986 to 1988. From 1973 to 1983, Dr. Harari held various management positions with Honeywell Inc., Intel Corporation and Hughes Aircraft Microelectronics. Dr. Harari holds a Ph.D. in Solid State Sciences from Princeton University.

  Mr. Frank Calderoni joined SanDisk in February 2000 as its Chief Financial Officer and Senior Vice President, Finance and Administration. He was previously Vice President, Finance and Operations, Global Small Business at International Business Machines Corporation. From 1979 to 1999, Mr. Calderoni held various management positions, including controller Storage Systems Division, Server Group Controller and System 390 division director of finance and planning at IBM. Mr. Calderoni holds a B.S. in Finance/Accounting from Fordham University and an M.B.A. from Pace University.

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

  Mr. Sanjay Mehrotra is a co-founder of SanDisk, has served as Director of Memory Design and Product Engineering from November 1988 to June 1995; Vice President of Product Development from July 1995 to July 1999; and as Senior Vice President, Engineering since July 1999. From January 1980 until November 1988, Mr. Mehrotra worked at Intel, Seeq Technology, Integrated Device Technology and Atmel Corporation in the area of design engineering and engineering management, mostly in EPROM and EEPROM product development. Mr. Mehrotra holds a B.S. and an M.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

  Mr. Nelson Chan joined SanDisk as Vice President, Marketing in September 1992, and he became Senior Vice President, Marketing in December 1999 and has served as Senior Vice President, Sales and Marketing Since July 2000. From 1986 to 1992, Mr. Chan was Marketing Manager for the Integrated Systems Products Division at Chips and Technologies. From 1983 to 1986, Mr. Chan held marketing and engineering positions at Signetics and Delco Electronics. Mr. Chan holds a B.S. in Electrical and Computer Engineering from the University of California at Santa Barbara and an M.B.A. from Santa Clara University.

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

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         ----------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

Market Price of Common Stock
----------------------------

Our Common Stock is traded on the Nasdaq National Market under the symbol SNDK. Our initial public offering of stock occurred on November 8, 1995 at a post-split price to the public of $5.00 per share. On January 26, 2000, our board of directors approved a 2-for-1 stock split, in the form of a 100% stock dividend, payable to stockholders of record as of February 8, 2000. The dividend was paid and the split was effected on February 22, 2000. Shares, per share amounts, common stock at par value and capital in excess of par value have been restated to reflect the stock split for all periods presented. The following table lists the high and low sales prices for each quarter during the last two years.

                          High            Low
                          ----            ---
Fiscal year 1999
  First quarter         $ 18.813         $ 6.250
  Second quarter        $ 22.344         $ 8.500
  Third quarter         $ 47.875         $19.750
  Fourth quarter        $ 50.313         $18.875
Fiscal year 2000
  First quarter         $169.625         $37.469
  Second quarter        $126.500         $41.250
  Third quarter         $ 94.500         $51.125
  Fourth quarter        $ 74.750         $27.500


  As of March 8, 2001, we had approximately 325 stockholders of record. We have never declared or paid any cash dividends on our Common Stock and do not expect to pay cash dividends on our Common Stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business.

ITEM 6:  SANDISK CORPORATION SELECTED FINANCIAL DATA
         (In thousands, except per share data)


Year Ended December 31,                                  2000            1999            1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------
Revenues
  Product                                          $  526,359        $205,770        $103,190        $105,675        $ 89,599
  License and royalty                                  75,453          41,220          32,571          19,578           8,000
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                                        601,812         246,990         135,761         125,253          97,599

Cost of revenues                                      357,017         152,143          80,311          72,280          58,707
-----------------------------------------------------------------------------------------------------------------------------
Gross profits                                         244,795          94,847          55,450          52,973          38,892
Operating income                                      124,666          30,085          12,810          19,680          12,474
Net income                                         $  298,672        $ 26,550        $ 11,836        $ 19,839        $ 14,485
Net income per share
     Basic                                              $4.47           $0.48           $0.23           $0.43           $0.33
     Diluted                                            $4.11           $0.43           $0.21           $0.40           $0.30
Shares used in per share calculations
     Basic                                             66,861          55,834          52,596          45,760          44,324
     Diluted                                           72,651          61,433          55,344          49,940          48,412

At December 31,                                          2000            1999            1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------
Working capital                                    $  525,950        $482,793        $138,471        $134,298        $ 77,029
Total assets                                        1,107,907         657,724         255,741         245,467         108,268
Total stockholders' equity                            863,058         572,127         207,838         191,374          87,810

See Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

SanDisk Corporation
SUPPLEMENTARY QUARTERLY DATA
(Unaudited.  In thousands except per share data)

Quarterly/2000                                          1st             2nd             3rd             4th
-----------------------------------------------------------------------------------------------------------------
Revenues
  Product                                                $ 97,249        $122,572        $151,817        $154,721
  License and royalty                                      12,120          21,377          19,022          22,934
-----------------------------------------------------------------------------------------------------------------
Total revenues                                            109,369         143,949         170,839         177,655

Gross profits                                              41,611          59,435          68,965          74,784
Operating income                                           17,551          30,852          35,535          40,728
Net income*                                               219,271          24,269          25,602          29,530
Net income per share
     Basic                                               $   3.32        $   0.36        $   0.38        $   0.44
     Diluted**                                           $   3.00        $   0.33        $   0.35        $   0.41

 Quarterly/1999                                               1st             2nd             3rd             4th
-----------------------------------------------------------------------------------------------------------------
Revenues
  Product                                                $ 35,926        $ 42,300        $ 57,624        $ 69,920
  License and royalty                                       8,210          10,249           9,910          12,851
-----------------------------------------------------------------------------------------------------------------
Total revenues                                             44,136          52,549          67,534          82,771

Gross profits                                              17,627          21,691          23,637          31,892
Operating income                                            4,848           7,033           6,956          11,248
Net income                                                  4,323           5,694           6,505          10,028

Net income per share
     Basic                                               $   0.08        $   0.11        $   0.12        $   0.17
     Diluted                                             $   0.07        $   0.10        $   0.11        $   0.15

 * On January 3, 2000, the USIC foundry was merged into the UMC parent company. We had invested $51.2 million in USIC. In exchange for our USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $394.2 million ($203.9 million after tax) in the first quarter of 2000.

 ** Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and the fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option strike prices.

 See Notes to the Consolidated Financial Statement and Management's Discussion and Analysis of Financial Condition and Results of Operations.

 ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
 RESULTS OF OPERATIONS
 ---------------------

   Certain statements in this discussion and analysis are forward looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are set forth in "Factors That May Affect Future Results" and elsewhere in this report. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

Overview

   SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In fiscal 2000, approximately 58% of our product sales were attributable to the consumer electronics market, particularly sales of CompactFlash and MultiMediaCard products for use in digital camera applications. Our CompactFlash products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our CompactFlash and MultiMediaCard products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consumer market will continue to represent a majority of our sales, and increase as a percentage of sales in future years, as the popularity of consumer applications, including digital cameras, increases.

   Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. We have experienced seasonality in the past. As the proportion of our products sold for use in consumer electronics applications increases, our revenues may become subject to seasonal declines in the first quarter of each year. See "Factors That May Affect Future Results--Our Operating Results May Fluctuate Significantly Which May Adversely Affect Our Stock Price" and "--There is Seasonality in Our Business."

   Beginning in late 1995, we adopted a strategy of licensing our flash technology, including our patent portfolio, to third party manufacturers of flash products. To date, we have entered into patent cross-license agreements with several companies, and intend to pursue opportunities to enter into additional licenses. Under our current license agreements, licensees pay license fees, royalties, or a combination thereof. In some cases, the compensation to us may be partially in the form of guaranteed access to flash memory manufacturing capacity from the licensee company. The timing and amount of royalty payments and the recognition of license fees can vary substantially from quarter to quarter depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

   We market our products using a direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. We expect that sales through the retail channel will comprise an increasing share of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers.

   Historically, a majority of our sales have been to a limited number of customers. Sales to our top 10 customers accounted for approximately 48%, 57%, and 59%, respectively, of our product revenues for 2000, 1999, and 1998. In 2000, no single customer accounted for greater than 10% of our total revenues. In 1999 and 1998, revenues from one customer exceeded 10% of total revenues. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. We have also experienced significant changes in the composition of our customer base from year to year and expect this pattern to continue as market demand for our customers' products fluctuates. The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations. See "Factors That May Affect Future Results--Sales to a Small Number of Customers Represent a Significant Portion of Our Revenues".

   All of our products require silicon wafers, the majority of which are currently manufactured for us by UMC in Taiwan. Industry-wide demand for semiconductors increased significantly in 1999 and the first nine months of 2000, due to increased demand in the consumer electronics and cellular phone markets. This increased demand caused supply constraints for most of 2000. However, semiconductor manufacturers, including UMC and Toshiba have been adding new advanced wafer fab capacity. This additional capacity, along with slowing economic conditions experienced late in the fourth quarter of 2000 and into 2001, has resulted in excess supply and intense pricing pressure. If industry-wide demand for our products continues to be below the industry-wide available supply, our product prices could decrease further causing our revenues and profits to decline significantly. Under our wafer supply agreements, there are limits on the number of wafers we can order and our ability to change that quantity, either up or down, is restricted.
Accordingly, our ability to react to significant fluctuations in demand for our products is limited. If customer demand falls below our forecast and we are unable to reschedule or cancel our orders for wafers or other long lead-time items such as controller chips or printed circuit boards, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. If customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain adequate quantities of flash memory wafers with acceptable prices and yields from our current and future wafer foundries, our business, financial condition and results of operations could be harmed.

   We have from time to time taken write-downs for excess inventories, and may be forced to do so again if the current deterioration in market demand for our products continues and our inventory levels exceed customer orders. In addition, we may have to write-down our inventories if continued pricing pressure results in a net realizable value that is lower than our cost, or if part of the inventory becomes obsolete. Due to the current market demand for our products changing so rapidly, we ended the fourth quarter with significant amounts of excess inventory. Although we are working to reduce this inventory in line with the current level of business, we are obligated to honor existing purchase orders, which we have placed with our suppliers. Furthermore, to assure favorable future business relations with our major suppliers, we may choose not to shut down their production of our products. In the case of FlashVision manufacturing at Dominion in Virginia, both Toshiba and SanDisk are obligated to purchase their share of the production output, which may make it more difficult for us to reduce our inventory.

   Excess inventory not only ties up our cash, but also can result in substantial losses if such inventory, or large portions thereof, has to be revalued due to lower market pricing or product obsolescence. These inventory adjustments decrease gross margins and have resulted, and could in the future result in, fluctuations in gross margins and net earnings in the quarter in which they occur. See "Factors That May Affect Future Results--Our Operating Results May Fluctuate Significantly."

   Export sales are an important part of our business, representing 57%, 53% and 56% of our total revenues in 2000, 1999, and 1998, respectively. Our sales may be impacted by changes in economic conditions in our international markets. Economic conditions in our international markets, including Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. Given the recent economic conditions in Asia and the European Union and the weakness of the Euro, Yen and other currencies relative to the United States dollar, our products may be relatively more expensive in these regions, which could result in a decrease of our sales in these regions. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions which could affect our business, financial condition and results of operations. See "Factors That May Affect Future Results--Our international operations make us vulnerable to changing conditions and currency fluctuations."

   For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including development of future generations of D2 flash and advanced technology wafers. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. If the current industry-wide and worldwide economic slowdown continues for the rest of fiscal 2001, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive. See "Factors That May Affect Future Results--We must achieve acceptable manufacturing yields."

Results of Operations

  Product Revenues. In 2000, our product revenues increased 156% to $526.4 million from $205.8 million in 1999. The increase consisted of an increase of 173% in unit sales, which was partially offset by a 7% decline in average selling prices per unit. In 2000, the largest increase in unit volume came from sales of CompactFlash Products that represented 47% of product revenues and MultiMediaCard products that represented 21% of product revenues. The continuing move towards higher capacity cards in 2000 partially offset a decline in the average selling price per megabyte of capacity shipped. In 2000, the average megabyte capacity per unit shipped increased 17% while the average selling price per megabyte of flash memory shipped declined 22% compared to the prior year. The mix of products sold varies from quarter to quarter and may vary in the future, affecting our overall average selling prices and gross margins.

  In 1999, our product revenues were $205.8 million, an increase of 99% from $103.2 million in 1998. In 1999 the largest increase in unit volume came from sales of CompactFlash which represented 61% of product revenues, and MultiMediaCard products which represented 7% of product revenues. A shift in product mix to higher capacity cards in 1999 partially offset a decline in the average selling price per megabyte of capacity shipped. In 1999, the average megabyte capacity per unit shipped increased 65% while the average selling price per megabyte of flash memory shipped declined 52% compared to the prior year.

  Our backlog as of December 31, 2000 was $63.3 million compared to $157.2 million in 1999 and $13.4 million in 1998. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly" and "-There is Seasonality in Our Business." Bookings visibility declined significantly late in the fourth quarter of 2000, and we experienced material order cancellations and rescheduling of existing purchase orders from some of our customers. Visibility remains low in the first quarter of 2001 due to the current economic uncertainty in our markets. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellations, backlog is not necessarily an indication of future revenue. Retail sales are typically booked and shipped in the same quarter.

  In the first quarter of 2001, demand from our major OEM customers has been substantially below forecast, as these customers continue to try to reduce their inventories. In addition, retail channel orders have been lower than the levels we experienced in the fourth quarter of 2000. Due to this continuing weakness of economic conditions and ongoing customer inventory corrections, we expect first quarter 2001 revenues to be significantly below our revenues in the fourth quarter of 2000.

  License and Royalty Revenues. We currently earn patent license fees and royalties under nine cross-license agreements with Hitachi, Intel, Lexar, Sharp, Samsung, SmartDisk, SST, TDK and Toshiba. License and royalty revenues from patent cross-license agreements was $75.5 million in 2000, up from $41.2 million in 1999 and $32.6 million in 1998. The increase in license and royalty revenues in 2000 was primarily due to patent royalties from increased sales by certain of our licensees, and the revenue of $4.7 million recognized in conjunction with the settlement of the Lexar litigation. The increase in license and royalty revenues in 1999, as compared to 1998, was primarily due to an increase in patent royalty revenues. Revenues from licenses and royalties were 13% of total revenues in 2000, 17% in 1999 and 24% in 1998.

  Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees. Given the current market outlook for 2001, sales of licensed flash products by our licensees may be substantially lower than the corresponding sales in recent quarters, which may cause a substantial drop in our royalty revenues.

  Gross Profits. In fiscal 2000, gross profits increased to $244.8 million, or 41% of total revenues from $94.8 million, or 38% of total revenues in 1999 and
$55.5 million, or 41% of total revenues in 1998.   Product gross margins
increased to 32% in 2000 from 26% in 1999 and 22% in 1998. The increases in 2000 were primarily due to the lower cost per megabyte of our 256 megabit flash memory products, which represented the majority of our product sales in 2000. The increases in 1999 were due to the lower cost per megabyte of our 256 megabit and 128 megabit flash memory products, which began shipping in volume in the second half of 1999.

  Due to weak economic conditions, excess supply in the markets for our products, and lower demand from customers as they continue to reduce their inventories, we are experiencing intense pricing pressures. Due to these factors, we expect our average selling prices per megabyte to decline significantly in the first quarter of 2001 and in future quarters throughout 2001 and possibly beyond, until market supply and demand for our products returns to equilibrium. Although we are taking significant steps to lower our product costs, given the current market conditions, we expect our selling prices to decline more quickly than our product cost, resulting in a decline in our product gross margins in 2001.

  Research and Development. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased to $46.1 million in 2000 from $26.9 million in 1999 and $18.2 million in 1998. As a percentage of revenues, research and development expenses were 8% in 2000, 11% in 1999 and 13% in 1998. In 2000 and 1999, the increase in research and development expenses was primarily due to an increase in salaries and payroll-related expenses associated with additional personnel and higher project related expenses. Increased depreciation due to capital equipment additions also contributed to the growth in research and development expenses in both years. The additional project expenses in 2000 were to support the development of new generations of flash data storage products including the 512 megabit and 1 gigabit flash memory co-development with Toshiba. We expect our research and development expenses to continue to increase in future quarters to support the development and introduction of new generations of flash data storage products, including the joint venture with Toshiba and the development of advanced controller chips.

  Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses increased to $49.3 million in 2000 from $25.3 million in 1999 and $16.9 million in 1998. The increases in both 2000 and 1999 were primarily due to increased salaries and payroll-related expenses and increased commission expenses due to higher product revenues and increased marketing expenses. Sales and marketing expenses represented 8% of total revenues in 2000 compared to 10% in 1999 and 12% in 1998. We expect sales and marketing expenses to continue to increase as sales of our products grow, as we continue to develop the retail channel and brand awareness for our products and as we increase our marketing activities for our Secure Digital Card products.

  General and Administrative. General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $24.8 million in 2000 compared to $12.6 million in 1999 and $7.5 million in 1998. The increases for both 2000 and 1999 were primarily due to increased salary and related expenses associated with additional personnel, increased legal fees and an increase in the allowance for doubtful accounts related to higher trade accounts receivable balances from increased revenues. General and administrative expenses represented 4% of total revenues in 2000 compared to 5% in 1999 and 6% in 1998. We expect general and administrative expenses to increase as we expand and develop our infrastructure to support our anticipated future growth. General and administrative expenses could also increase substantially in the future if we pursue additional litigation to defend our patent portfolio. See "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation."

  Given the current market conditions and expected decline in product revenues in the first quarter of 2001, we have instituted strict expense control measures. These measures in the first quarter of 2001 included a reduction in our work force and significant cuts in discretionary spending. However, we are continuing to invest in research and development of advanced technologies and future products.

  Interest Income. Interest income was $22.8 million in 2000 compared to $8.3 million in 1999 and $5.3 million in 1998. The increase in 2000 is primarily due to a full year of higher interest income resulting from the investment of the proceeds from the sale of common stock in our November 1999 follow-on public offering, as well as increased cash flows as a result of the increase in revenue and operating margin. The increase in 1999 is primarily due to higher interest income in the fourth quarter due to the investment of the proceeds from the sale of common stock in our November 1999 follow-on public offering. We expect interest income to decline in 2001 relative to 2000 due to lower cash and investment balances resulting from our investments in FlashVision and Tower, combined with the drop in risk-free interest rates due to recent actions taken by the U.S. Federal Reserve Board.

  Gain on investment in foundry. In the first quarter of 2000, we recognized a gain of $344.2 million as a result of the exchange of our investment of $51.2 million in United Silicon, Inc., or USIC, for an investment in United Microelectronics Corporation, or UMC. We received 111 million shares of UMC in exchange for our USIC shares. These shares were valued at $396 million at the time of the exchange and were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions expired on one-half of the shares on July 3, 2000. The remaining shares will become available for sale over a two-year period beginning in January 2002. When the shares are ultimately sold, it is likely that we will recognize additional gains or losses. In May 2000, we received a stock dividend of 200 UMC shares for every 1,000 shares of UMC owned, resulting in our ownership of 22 million additional UMC shares.

  At December 31, 2001, the market value of both our short-term and long-term investment in UMC had declined $201.9 million below its carrying basis. It was determined that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. The available-for-sale portion of our investment was marked-to-market through other comprehensive income as required by SFAS 115.

  As of March 22, 2001, the market value of our investment in UMC remained significantly below our cost. The downturn in the semiconductor industry and the economy in general appears to be more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because of the continued downturn in the economy, we believe that the decline in the market value of our investment in UMC at March 22, 2001 is other than temporary, and we will report a loss in other income and expense in the first quarter of 2001. This loss will be based upon the fair market value of the investment at the end of the first quarter of fiscal 2001, as compared to the investment's cost basis.

  Other Income, Net. Other income, net was $572,000 in 2000 compared to $1.3 million in 1999 and $374,000 in 1998. The fluctuations largely relate to foreign currency transaction gains. In 2000, 1999, and 1998 we had net foreign currency transaction gains of $428,000, $1.1 million and $412,000, respectively.

  Provision for Income Taxes. Our 2000, 1999 and 1998 effective tax rates were approximately 39%, 33% and 36%, respectively. Our 2000 effective tax rate was higher than our 1999 rate due primarily to effects of state income taxes on significantly increased income and a reduced proportional rate benefit from federal and state credits and tax exempt interest income due to the significant increase in taxable income over 1999. Our 1999 effective tax rate was lower than our 1998 rate due to the proportional rate benefits from federal and state tax credits.

Liquidity and Capital Resources

  As of December 31, 2000, we had working capital of $526.0 million, which included $106.3 million in cash and cash equivalents and $373.3 million in short-term investments. Operating activities provided $84.9 million of cash in 2000 primarily from net income, increases in deferred taxes of $114.5 million largely due to the gain on UMC, income taxes payable of $39.8 million as a result of higher taxable income than in 1999, accounts payable of $36.4 million primarily from increased inventories, and deferred revenue of $21.4 million related to license fees, which were partially offset by an increase in inventory of $60.9 million and an increase in accounts receivable of $52.2 million associated with higher revenues. Cash provided by operations was $17.0 million in 1999 and $15.1 million in 1998.

  Net cash used in investing activities of $137.9 million in 2000 included $134.7 million invested in FlashVision LLC, our foundry joint venture with Toshiba, $26.6 million of capital equipment purchases, a $20.0 million deposit in an escrow account for our investment in Tower Semiconductor, and our $7.2 million investment in Divio, partially offset by proceeds from net sales of investments of $51.5 million. In 1999, net cash used in investing activities of $214.4 million consisted $21.4 million of capital equipment purchases and net purchases of investments of $193.0 million. In 1998, net cash used in investing activities of $23.0 million consisted of a second investment in the USIC foundry of $10.9 million, $7.5 million of capital equipment purchases and net purchases of investments of $4.6 million.

  In 2000, financing activities provided $13.6 million, primarily from the sale of common stock through the our stock option and employee stock purchase plans. During 1999, cash provided by financing activities of $328.2 million was primarily from $320.3 million from the net proceeds of the sale of common stock in our November 1999 follow-on stock offering and $7.9 million from the sale of common stock through the SanDisk stock option and employee stock purchase plans. During 1998, cash provided by financing activities of $2.4 million was primarily from the sale of common stock through the SanDisk stock option and employee stock purchase plans.

  On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, SanDisk and Toshiba formed FlashVision LLC, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. As part of our 50% ownership of the joint venture we had invested $134.7 million as of December 31, 2000, and in January 2001 we invested the remaining $15.3 million. We have also guaranteed up to $215 million in equipment lease lines to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment. As of January 26, 2001, $20 million of this amount had been borrowed by FlashVision.

  On July 4, 2000, we entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. In exchange for our investment, we received one seat on the board of directors of Tower and a guaranteed portion of the wafer output from the advanced fabrication facility Tower has started to build in Migdal Haemek, Israel. Under the terms of the agreement, we will make our investment over a period of approximately 18 months if key milestones related to the construction, equipping and wafer production at the new wafer fabrication facility are met.

On January 26, 2001, Tower satisfied the closing conditions of the share purchase agreement, and we transferred the first $20 million of our investment from an escrow account to purchase 866,551 ordinary shares and obtain $8.8 million in pre-paid wafer credits. On March 1, 2001, we paid Tower $11 million upon its completion of milestone one, to purchase 366,690 ordinary shares and obtain additional prepaid wafer credits. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. We expect first wafer production to commence at the new fabrication facility in late 2002.

  On August 9, 2000, we entered into a joint venture, DigitalPortal Inc , or DPI, with Photo-Me International, or PMI, for the manufacture, installation, marketing and service of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. These kiosks employ high-quality, low-cost, silver halide photo processing technology developed by PMI. Under the agreement, SanDisk and PMI will each make an initial investment of $4 million in the DPI joint venture, and secure lease financing for the purchase of the kiosks. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. We estimate that we will guarantee equipment lease arrangements of approximately $40 million over the first two years of the agreement. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. We expect to deploy the first kiosks in pilot programs in selected retail stores in the United States starting in the first half of 2001.

  On November 2, 2000, we made a strategic investment of $7.2 million in Divio, Inc. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, we own approximately 10% of Divio and are entitled to one board seat.

  Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our proposed collaboration with Toshiba for the joint development of 512 megabit and 1 gigabit flash memory chips. We believe the existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next twelve months.

  In January 2000, the USIC foundry was merged into the UMC parent company. In exchange for our USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. All of the UMC shares we received as a result of the merger were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions expired on one-half of the shares six months after the date of the merger, on July 3, 2000. The remaining shares will become available for sale over a two-year period beginning in January 2002. When the shares are ultimately sold, it is likely that we will recognize additional gains
or losses due to fluctuations in the price of the UMC shares.   While we do not
anticipate the need for such funds in the current year, we may liquidate a portion of the UMC shares that are available for sale, and use the proceeds to support our operations and capital expenditures.

Impact of Currency Exchange Rates

  A portion of our revenues are denominated in Japanese Yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. No forward contracts were outstanding at December 31, 2000. At December 31, 1999, two forward contracts with notional amounts of $8.2 million were outstanding.

Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which we are required to adopt in fiscal 2001. Historically, we have had a minimal use of derivatives and do not anticipate that the adoption of the new Statement will have a significant effect on our earnings or financial position.

  In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. Our implementation of SAB 101 did not have a material impact on our consolidated results of operations, financial position and cash flows.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion 25 and, among other issues clarifies the following: the definition of an employee for the purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms for the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000 and did not have a material impact on our consolidated results of operations, financial position, and cash flows.

Factors That May Affect Future Results
--------------------------------------

Our operating results may fluctuate significantly, which may adversely affect our stock price.

   Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

   .  unpredictable demand for our products;

   . decline in the average selling prices of our products due to competitive pricing pressures;

   .  seasonality in sales of our products;

   . excess capacity of flash memory from our competitors and our own new flash wafer capacity;

   . difficulty of forecasting and management of inventory levels; and in particular, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash wafers, controllers, printed circuit boards and discrete components; and

   . expenses related to obsolescence or devaluation of unsold inventory, or reserves necessary to protect us against future write offs of such unsold inventory.

   .  adverse changes in product and customer mix;

   . slower than anticipated market acceptance of new or enhanced versions of our products;

   . competing flash memory card standards which displace the standards used in our products;

   .  changes in our distribution channels;

   .  timing of license and royalty revenue;

   . fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization;

   . availability of sufficient silicon wafer foundry capacity to meet customer demand;

   . shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

   . significant yield losses which could affect our ability to fulfill customer orders and could increase our costs;

   . manufacturing flaws affecting the reliability, functionality or performance of our products which could increase our product costs, reduce demand for our products or require product recalls;

   . lengthening in manufacturing cycle times due to our suppliers operating at peak capacity;

   .  increased research and development expenses;

   . exchange rate fluctuations, particularly the U.S. dollar to Japanese yen exchange rate;

   . changes in general economic conditions, particularly in Japan and the European Union;

   . natural disasters affecting the countries in which we conduct our business, particularly Taiwan, Japan and the United States;

 Difficulty of estimating silicon wafer needs

   When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories, which could harm our gross margins and operating results. Bookings visibility declined significantly late in the fourth quarter of 2000, and remains low in 2001 due to the current economic uncertainty in our markets. On the other hand, if we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers, which could harm our product revenues. Because our largest volume products, CompactFlash and MultiMediaCard, are sold into emerging consumer markets, it has been difficult to accurately forecast future sales. A substantial majority of our quarterly sales have historically been from orders received and fulfilled in the same quarter, which makes accurate forecasting very difficult. In addition, our product order backlog may fluctuate substantially from quarter to quarter.

 Anticipated growth in expense levels

  We significantly increased our expense levels in 2000 to support our growth. We may need to hire additional personnel or increase our operating expenses in 2001 to support our sales and marketing efforts and research and development activities, including our joint venture with Toshiba providing for the development of 512 megabit and 1 gigabit flash memory chips. We have significant fixed costs and we cannot readily reduce these expenses over the short term. If our revenues do not increase proportionately to our operating expenses, or if revenues decrease or do not meet expectations for a particular period, such as we are forecasting for the first quarter of 2001, our business, financial condition and results of operations will be harmed.

 Variability of average selling prices and gross margin

  Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash and MultiMediaCard products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash and MultiMediaCard products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras and digital music players, become more popular. In fiscal 2000, average selling prices per megabyte decreased 22% compared to fiscal 1999, reflecting the Flash memory supply shortages that prevailed during the first nine months of the year, which helped to keep selling prices in 2000 more stable than in 1999. Average selling prices per megabyte declined 52% in 1999 compared to 1998. Due to recent increases in flash memory foundry capacity and the economic slow-down in the first quarter of 2001, we expect that the decline in our average selling prices in 2001 will be more severe than in 2000. If we cannot reduce our product manufacturing costs in 2001 to offset these reduced prices, our gross margins and net profitability will suffer.

 Variability of license fees and royalties

  Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees. Given the current market outlook for 2001, sales of licensed flash products by our licensees may be substantially lower than the corresponding sales in recent quarters, which may cause a substantial drop in our royalty revenues. Because these revenues have higher gross margins than product revenues, gross margins and net income fluctuate significantly with changes in license and royalty revenues.

Continuing declines in our average sales prices may result in declines in our gross margins.

  In 2000, the average price per megabyte shipped declined 22% compared to 1999. Flash data storage markets are intensely competitive and accordingly, price reductions for our products are necessary to meet consumer price points. Due to recent increases in flash memory foundry capacity and the worldwide economic slow-down in the first quarter of 2001, we expect that price declines for our products could be significant on an annualized basis. If we cannot reduce our product manufacturing costs in 2001 to offset these reduced prices, our gross margins and net profitability will suffer.

Our selling prices may be affected by excess capacity in the market for flash memory products.

  In the first nine months of 2000, industry-wide demand for flash memory products exceeded the available supply, driven by an explosion in the growth of cellular phones and the accelerating shift in consumer electronics from analog to digital devices. Flash memory suppliers, including SanDisk, responded to this strong demand by significantly increasing investments in new advanced flash memory production capacity. This has led to a significant increase in worldwide flash memory supply at a time when customer demand has decreased significantly, causing excess supply in the markets for our products and significant declines in average selling prices. If this situation continues throughout 2001, we expect that price declines for our products could be significant on an annualized basis. If we cannot reduce our product manufacturing costs in 2001 to offset these reduced prices, our gross margins and net profitability will suffer.

Our business depends upon consumer products.

  In 2000, we continued to receive more product revenue and ship more units of products for consumer electronics applications, principally digital cameras, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and drive demand.

  A significant portion of our sales to the consumer electronics market is made through distributors and to retailers. Sales through these channels typically include rights to return unsold inventory. As a result, we do not recognize revenue until after the product has been sold through to the end user. If our distributors and retailers are not successful in this market, there could be substantial product returns, which would harm our business, financial condition and results of operations.

There is seasonality in our business.

  Sales of our products, in particular the sale of CompactFlash and MultiMediaCard products, in the consumer electronics market may be subject to seasonality. As a result, product sales may be impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In addition, in the past we have experienced a decrease in orders in the first quarter from our Japanese OEM customers primarily because most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. Although we did not experience seasonality in 2000, we cannot assure you that we will not experience seasonality in 2001 or future years.

In transitioning to new processes and products, we face production and market acceptance risks.

     General

  Successive generations of our products have incorporated semiconductor devices with greater memory capacity per chip. Two important factors have enabled us to decrease the cost per megabyte of our flash data storage products: the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes. A number of challenges exist in achieving a lower cost per megabyte, including:

   . lower yields often experienced in the early production of new semiconductor devices;

   . manufacturing flaws with new processes including manufacturing processes at our subcontractors which may be extremely complex;

   . problems with design and manufacturing of products that will incorporate these devices; and

   .  production delays.

   Because our products are complex, we periodically experience significant delays in the development and volume production ramp up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

 D2 flash technology

  We have developed new products based on D2 flash technology, a flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as D2 flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced product availability. We may not be able to manufacture future generations of our D2 products with yields sufficient to result in lower costs per megabyte. If we are unable to bring future generations of our 256 and 512 megabit flash memory into full production as quickly as planned or if we experience unplanned yield or reliability problems, our revenues and gross margins will decline.

 Secure Digital Card products

  SanDisk, along with Matsushita and Toshiba, jointly developed and will promote the Secure Digital Card. The Secure Digital Card is an enhanced version of our MultiMediaCard that incorporates advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We began shipping our Secure Digital Card products in the first quarter of 2001, and expect to begin high-volume production in the first half of 2001.

  The Secure Digital Card incorporates a number of new features, including SDMI compliant security and copy protection, a mechanical write protect switch and a high data transfer rate. We have never before built products incorporating these features. Any problems or delays in establishing production capabilities or ramping up production volumes of our Secure Digital Card products could result in lost sales or increased manufacturing costs in 2001 and beyond. In addition, we cannot be sure that manufacturers of consumer electronic products will develop new products that use the Secure Digital Card or that content providers such as music studios will agree to distribute their copyrighted content for storage on Secure Digital Cards. For example, in 2000 the major U.S. based content providers have had significant success in U.S. courts in their litigation with Napster.Com and MP3.Com, and this may have slowed down the widespread distribution of digital music on the internet. Although the Secure Digital Card is designed specifically to address the copy protection rights of the content providers, there can be no assurance that these content providers will find these measures sufficient or will agree to support them. Furthermore, there is no assurance that consumers will widely adopt Secure Digital Cards, as they only operate with copyrighted content. Conversely, broad acceptance of our Secure Digital Card by consumers may reduce demand for our MultiMediaCard and CompactFlash card products. See "--The success of our business depends on emerging markets and new products."

We depend on third party foundries for silicon wafers.

  All of our products require silicon wafers. We rely on UMC in Taiwan and Toshiba in Yokkaichi, Japan to supply the majority of our silicon wafers. We depend on UMC to allocate a portion of its capacity to meet our needs, produce acceptable quality wafers with acceptable manufacturing yields and deliver our wafers on a timely basis at a competitive price. If UMC is unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from UMC due to natural disaster, power failure or other causes could significantly harm our business, financial condition and results of operations.

  Under the terms of our wafer supply agreements with UMC, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month's forecast. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. In addition, in February 2000, we entered into a capacity and reservation deposit agreement with UMC. To reserve additional foundry capacity under this agreement, we paid UMC a reservation deposit. This deposit will be refunded to us on a quarterly basis, over the agreement term, if we purchase the full wafer capacity reserved for us. We may forfeit part of our deposit if we are unable to utilize our reserved capacity within four quarters of the end of the agreement term. If we are unable to obtain scheduled quantities of wafers with acceptable price and yields from any foundry, our business, financial condition and results of operations could be harmed. In 2000, 1999, and 1998, we purchased wafers from UMC, a foundry in which we have ownership, totaling approximately $161.6 million, $22.8 million and $11.6 million, respectively.

  In the third quarter of 2000, we completed qualifications and began volume production of the 256 megabit D2 0.24 micron technology in two UMC fabs. We now have three UMC fabs producing our 0.24 micron wafers. The yields on these wafers vary from fab to fab due to the relative stage of start-up or production ramp. The third UMC fab to begin production is a new UMC fab and we have been experiencing lower yields than the two other fabs. There can be no assurances that we will not experience delays in wafer availability, low yields, or undetected manufacturing flaws which may adversely impact the reliable operation of our products. Any such difficulties may adversely impact our product supply and gross margins.

Our investment in new flash memory wafer production may result in increased expenses and fluctuations in operating results.

  On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. Under this agreement, we had invested $134.7 million as of December 31, 2000 and in January 2001 invested the remaining $15.3 million. We have also guaranteed up to $215 million in equipment lease lines entered into by FlashVision LLC, which is jointly owned by us and Toshiba, to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment. As of January 26, 2001, $20 million of this amount had been borrowed by FlashVision. Toshiba is obligated to invest and guarantee an equal amount and each of us will equally share the startup expenses and the wafer output. We will use the new production capacity at Dominion to manufacture primarily NAND flash memory wafers with minimum lithographic feature size of
0.16 micron initially, moving to 0.13 micron in the future. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers and have never been used for the high volume manufacture of flash memory chips. Therefore, it is difficult to predict how long it will take to equip and commence production at the new facility and achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs. We have not operated our own wafer fabrication facility in the past and therefore we rely on Toshiba to address these challenges. With our investments in the Dominion facility, we are now exposed to the adverse financial impact of any delays or manufacturing problems associated with the wafer production line. Any problems or delays in commencing production at the new Dominion facility could adversely impact our operating results in 2001 and beyond.

  We expect to incur substantial start up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment. During the ramp-up period, currently expected to begin in the middle of 2001, equipment depreciation begins and line operating expenses increase substantially. While the wafer output is still relatively low, the cost of wafers from the Dominion facility is expected to be significantly higher than the cost of wafers from our other suppliers. This may negatively impact our overall product gross margins until flash wafer output from Dominion reaches an optimum level, which may never occur. Under our agreement with Toshiba, we are committed to purchase 50% of the output from the Dominion facility. We will incur startup costs and pay our share of ongoing operating activities even if we do not utilize our full share of the Dominion output. Should customer demand for NAND flash products be less than our available supply, we may suffer from reduced revenues and increased expenses, and increased inventory of unsold NAND flash wafers, which could adversely affect our operating results. We cannot assure you that we or Toshiba will be able to secure sufficient funding to support this manufacturing line. Furthermore, in order for us to sell NAND based CompactFlash, MultiMediaCards and Secure Digital Cards, we will have to develop new controllers, printed circuit boards and test algorithms because the architecture of NAND flash is significantly different from our current NOR flash designs. Any technical difficulties or delays in the development of these elements could prevent us from taking advantage of the available NAND output and could adversely affect our results of operations.

  On July 4, 2000, SanDisk entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. In exchange for our investment, we received one seat on the board of directors of Tower and a guaranteed portion of the wafer output from the advanced fabrication facility Tower is starting to build in Migdal Haemek, Israel. Under the terms of the agreement, we will make our investment over a period of approximately 18 months if key milestones related to the construction, equipping and wafer production at the new wafer fabrication facility are met. On January 26, 2001, Tower satisfied the closing conditions of the share purchase agreement, and we transferred the first $20 million of our investment from an escrow account to Tower in exchange for 866,551 ordinary shares and obtain $8.8 million in pre-paid wafer credits. On March 1, 2001, we paid Tower $11 million upon its completion of milestone one, to purchase 366,690 ordinary shares and obtain additional prepaid wafer credits. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. We expect first wafer production to commence at the new fabrication facility in late 2002.

  Although we do not believe the current political unrest in Israel represents a major security problem for Tower, in which we recently invested, since Migdal Haemek, Israel is in a secure geographic location, the unrest may nevertheless cause scheduling delays. We cannot assure you that the Tower facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price.

The success of our business depends on emerging markets and new products.

  In order for demand for our products to grow, the markets for new products that use CompactFlash, the MultiMediaCard, and Secure Digital Card such as portable digital music players and smart phones, must develop and grow. If sales of these products do not grow, our revenues and profit margins could level off or decline.

  Because we sell our products for use in many new applications, it is difficult to forecast demand. During the third quarter of 2000, the U.S. Courts ruled against Napster.Com and MP3.Com in two cases involving unlicensed distribution of copyrighted digital music over the Internet. This action is being carefully studied by the original equipment manufacturers, or OEMs, who have been developing MP3 players using Flash memory cards such as our MultiMediaCards for storage of music. If these OEMs reduce their production of digital music players in response to these recent court decisions or other factors, demand for our products will decrease. In addition, we believe that these OEMs may redesign their platforms to work with our Secure Digital Card, which we began shipping in the first quarter of 2001. Accordingly, we may experience a drop in demand from our MultiMediaCard customers before the new anticipated demand for our Secure Digital Card materializes.

 Secure Digital Card products

  As part of our June 2000 joint venture with Toshiba, we will jointly develop the Secure Digital Card, an enhanced version of our MultiMediaCard, which will incorporate advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We began shipping our Secure Digital Card products in 32 and 64 megabyte capacities in the first quarter of 2001. The Secure Digital Card is slightly thicker and uses a different interface than our MultiMediaCard. Because of these differences, the Secure Digital Card will not work in current products that include a MultiMediaCard slot. In order for the market for our Secure Digital Card to develop, manufacturers of digital audio/video and portable computing products must include a Secure Digital Card compatible slot in their products and acquire a license to the security algorithms. If OEMs do not incorporate Secure Digital Card slots in their products or do not buy our Secure Digital Cards, our business, financial condition and results of operations may be harmed. In addition, consumers may postpone or altogether forego buying products that utilize our MultiMediaCard in anticipation of new products such as MP3 players and digital camcorders that will incorporate the Secure Digital Card. If this occurs, sales of our MultiMediaCard products may be harmed. The main competition for the Secure Digital Card is expected to come from the Sony Memory Stick. Sony has substantially greater financial and other resources than we do and extensive marketing and sales channels and brand recognition. We cannot assure you that our Secure Digital Card will be successful in the face of such competition.

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

   The success of our new product strategy will depend upon, among other things, the following:

   . our ability to successfully develop new products with higher memory capacities and enhanced features at a lower cost per megabyte;

   . the development of new applications or markets for our flash data storage products;

   . the adoption by the major content providers of the copy protection features offered by our Secure Digital Card products;

   . the extent to which prospective customers design our products into their products and successfully introduce their products; and

   . the extent to which our products or technologies become obsolete or noncompetitive due to products or technologies developed by others.

  512 megabit and 1 gigabit flash memory card products

  On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this collaboration, we and Toshiba plan to employ Toshiba's 0.16 micron and future 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk's multilevel cell flash and controller system technology. During the third quarter of 2000, we announced with Toshiba the completion of the joint development of the 512 Megabit NAND flash chip employing Toshiba's .16 micron manufacturing process technology. We expect cards employing the 512 megabit technology to be shipped in significant quantities in the second half of 2001, and cards employing the 1 gigabit technology to be shipped in 2002. The development of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers is expected to be complex and incorporates SanDisk and Toshiba technology that is still under development. We cannot assure you that we and Toshiba will successfully develop and bring into full production with acceptable yields and reliability these new products or the underlying technology, or that any development or production ramp will be completed in a timely or cost-effective manner. If we are not successful in any of the above, our business, financial condition and results of operations could suffer.

We may be unable to maintain market share.

  During periods of excess supply in the market for our flash memory products, such as we are experiencing in the first half of 2001, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors.

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

  Economic risks

  We price our products primarily in U.S. dollars. Given the recent economic conditions in Asia and the European Union and the weakness of the Euro, Yen and other currencies relative to the United States dollar, our products may be relatively more expensive in these regions, which could result in a decrease in our sales. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions which could harm our business, financial condition and results of operations.

  Our sales are also highly dependent upon global economic conditions. An example of this is our sales to Japan, which declined to 21% of product revenue in 2000, from 22% of product revenue in 1999. In 1998 our sales to Japan were 32% of total product revenue, down from 38% in 1997. We believe these declines were primarily due to the ongoing Japanese recession.

 General risks

  Our international business activities could also be limited or disrupted by any of the following factors:

   .  the need to comply with foreign government regulation;

   . general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;

   . natural disasters affecting the countries in which we conduct our business, such as the earthquake experienced in Taiwan in 1999;

   . imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, particularly in China;

   . longer payment cycles and greater difficulty in accounts receivable collection, particularly as we increase our sales through the retail distribution channel;

   .  Adverse tax rules and regulations;

   .  weak protection of our intellectual property rights; and

   .  delays in product shipments due to local customs restrictions.

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

  We also rely on third-party subcontractors for a substantial portion of wafer testing, packaged memory final testing, card assembly and card testing, including Silicon Precision Industries Co., Ltd. in Taiwan, Celestica, Inc. in China, and Amkor, in the Philippines. These three subcontractors will also be assembling and testing a majority of our mature, high-volume products. We began transferring portions of our testing and assembly operations to these subcontractors in the second half of 1999 and are still continuing this transition. We will continue operations at our Sunnyvale production facility for new products and special customer requirements. However, we do not have sufficient duplicative production testing equipment at Sunnyvale and at our subcontractors. Any problems in this complex transition may result in a disruption of production and a shortage of product to meet customer demand. We have no long-term contracts with these subcontractors and cannot directly control product delivery schedules. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect could lead to product shortages or quality assurance problems, which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we are moving to turnkey manufacturing with some of our subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products.

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

  Our primary competitors include companies that develop and manufacture storage flash chips , such as Hitachi, Samsung, Micron Technology and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Intel, Macronix, Mitsubishi, Fujitsu, Sharp Electronics and ST Microelectronics. Companies that combine controllers and flash memory chips developed by others into flash storage cards include Lexar Media, M-Systems, Pretec, Simple Technology, Sony Corporation, Kingston Technology, Panasonic, Silicon Storage Technology, TDK Corporation, Matsushita Battery, Delkin Devices, Inc., Feiya Technology Corporation, Dane-Elec Manufacturing, Silicon Tek, Infineon Technologies and Viking Components..

  In addition, many companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe additional manufacturers will enter the CompactFlash market in the future.

  We have announced an agreement with Matsushita and Toshiba to jointly develop and promote a next generation flash memory card called the Secure Digital Card. Under this agreement, Secure Digital Card royalty-bearing licenses will be granted to other flash memory card manufacturers, which will increase the competition for our Secure Digital Card, CompactFlash and MultiMediaCard products. In addition, Matsushita and Toshiba have commenced selling Secure Digital Cards that will compete directly with our products. While other flash card manufacturers will be required to pay the SD Association license fees and royalties which will be shared between Matsushita, Toshiba and SanDisk, there will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital Card. Thus, we will forfeit potential royalty income from Secure Digital Card sales by Matsushita and Toshiba.

  In addition, we and Toshiba will each separately market and sell any 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers developed and manufactured under our relationship. Accordingly, we will compete directly with Toshiba for sales of these advanced chips and controllers.

  We have entered into patent cross-license agreements with several of our leading competitors including Hitachi, Lexar, Samsung, Toshiba, Intel, SST, Sharp, SmartDisk and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently, we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms, which are favorable to us.

 Alternative storage media

  Competing products have been introduced that promote industry standards that are different from our CompactFlash and MultiMediaCard products including Toshiba's SmartMedia, Sony Corporation's Memory Stick, Sony's standard floppy disk used for digital storage in its Mavica digital cameras, Panasonic's Mega Storage cards, Iomega's Clik drive, a miniaturized, mechanical, removable disk drive, and M-Systems' Diskonchip for embedded storage applications and the Secure MultiMediaCard from Hitachi and Infineon. Each competing standard is mechanically and electronically incompatible with CompactFlash and MultiMediaCard. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, CompactFlash or MultiMediaCard will be eliminated from use in that product.

  IBM's microdrive, a rotating disk drive in a Type II CompactFlash format competes directly with our Type II CompactFlash memory cards for use in high-end professional digital cameras. M-Systems' Diskonchip 2000 Millennium product competes against our Flash ChipSet products in embedded storage applications such as set top boxes and networking appliances.

  According to independent industry analysts, Sony's Mavica digital camera captured a considerable portion of the U.S. market for digital cameras from 1998 to 2000. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash, or any other flash cards. Our sales prospects for CompactFlash cards have been adversely impacted by the success of the Mavica. Recently, Sony has shifted its focus to the use of its flash Memory Stick in its latest digital camera models.

  Our MultiMediaCard products also have faced significant competition from Toshiba's SmartMedia flash cards and we expect to face similarly significant competition from Sony's Memory Stick. Sony has licensed its proprietary Memory Stick to other companies. If it is adopted and achieves widespread use in future products, sales of our MultiMediaCard and CompactFlash products may decline. Recently, Hitachi, Infineon, Sanyo and Fujitsu have proposed their Secure MultiMediaCard which provides the copy protection function that is included in our Secure Digital Card. Should this initiative gain industry wide acceptance, it may reduce the widespread adoption of the Secure Digital Card.

  In the first quarter of 2000, Sanyo announced that it is developing a miniature magneto-optical storage device for use in future digital cameras, music players and camcorders. There can be no assurance that this device will not be adopted by some of our OEM customers.

 Alternative flash technologies

  We also face competition from products based on multilevel cell flash technology from Intel and Hitachi. These products compete with our D2 multilevel cell flash technology. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by the industry standard flash technology.

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

  Approximated one-half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 48%, 57%, and 59%, respectively, of our product revenues for 2000, 1999, and 1998. In 2000, no single customer accounted for greater than 10% of our total revenues. In 1999 and 1998, revenues from one customer exceeded 10% of our total revenues. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products changes.

Our multiple sales channels may compete for a limited number of customer sales.

  Web based sales of our products today represent a small but growing portion of our overall sales. Sales on the Internet tend to undercut traditional distribution channels and may dramatically change the way our consumer products are purchased in future years. We cannot assure you that we will successfully develop the Internet sales channel or successfully manage the inherent conflict between the Internet and our traditional sales channels.

We must achieve acceptable wafer manufacturing yields.

  The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry's manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely exclusively on independent offshore foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve planned yields, we will experience higher costs and reduced product availability, which could harm our business, financial condition and results of operations.

  In addition, we cannot assure you that the Dominion fabrication facility we are co-developing with Toshiba, will produce satisfactory quantities of wafers with acceptable prices, reliability and yields. Any failure in this regard could materially harm our business, financial condition and results of operations. In addition, the construction and operation of this line will cause us to incur significant expense and may result in the diversion of resources from other important areas of our business. In addition, we have no experience in operating a wafer manufacturing line and we intend to rely on the existing manufacturing organization at the Dominion facility. This organization will be trained in NAND flash manufacturing by Toshiba, but we cannot assure you that they will be successful in manufacturing these advanced NAND flash products on a cost-effective basis or at all.


Risks associated with patents, proprietary rights and related litigation.

 General

  We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant disputes regarding our intellectual property rights and claims that we may be infringing third parties' intellectual property rights. We expect that we may be involved in similar disputes in the future. We cannot assure you that:

   .  any of our existing patents will not be invalidated;
   .  patents will be issued for any of our pending applications;
   . any claims allowed from existing or pending patents will have sufficient scope or strength;
   . our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage; or

   .  any of our products may infringe on the patents of other companies.



  In addition, our competitors may be able to design their products around our patents.

  We intend to vigorously enforce our patents but we cannot be sure that our efforts will be successful. If we were to have an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Any litigation is likely to result in significant expense to us, as well as divert the efforts of our technical and management personnel. For example, our recent Litigation with Lexar lasted for two and one-half years and resulted in cumulative litigation expenses of approximately $6.0 million.


  Cross-licenses and indemnification obligations

  If we decide to incorporate third party technology into our products or if we are found to infringe on others' intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. Currently, we have patent cross-license agreements with several companies, including Hitachi, Intel, Lexar, Samsung, Sharp, SST, SmartDisk, TDK and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms.

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

  Litigation risks associated with our intellectual property

  From time to time, it may be necessary to initiate litigation against third parties to preserve our intellectual property rights. These parties could in turn bring suit against us. On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., our wholly owned subsidiary in Japan. The complaint alleges that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents. The Mitsubishi patents in question are #JP2099342, #JP2129071 and #JP2138047, which are related primarily to the mechanical construction of memory cards. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of SanDisk CompactFlash and flash ATA memory cards in Japan. Mitsubishi has since dropped patents #JP2129071 and #JP2138047 from the suit. We and SanDisk K.K. are vigorously defending against Mitsubishi's remaining claims.

Our rapid growth may strain our operations.

  We have experienced rapid growth, which has placed a significant strain on our personnel and other resources. To accommodate future growth, we must continue to hire, train, motivate and manage our employees. We have experienced difficulty hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make a significant investment in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, which could in turn harm our business, financial condition and results of operations.

California energy crisis

In recent months, California has been experiencing a shortage of energy supply. This shortage is expected to continue throughout 2001 and possibly into future years. Although the majority of our product assembly and testing is done outside of California, we may experience some hardship due to rolling blackouts and the need for reduced power consumption, as well as increased power costs.

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

   We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a stockholder rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could prevent us from being acquired. In addition, our certificate of incorporation grants the board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of SanDisk.

Our stock price has been, and may continue to be, volatile.

  The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in 2000 our stock price fluctuated significantly from a low of $27.50 to a high of $169.63, and has recently traded as low as $18.63. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

Item 7a.  Market Risk Disclosure Information
---------------------------------------------

  Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $731,000 decline (less than 0.28%) in the fair value of our available-for-sale debt securities.

  Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established a hedging program. Currency forward contracts are utilized in these hedging programs.
Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $294,000.

  All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at December 31, 2000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              SANDISK CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS


                                   Contents

                                                                    Page
                                                                    ----
Report of Ernst & Young LLP, Independent Auditors.................   44
Consolidated Balance Sheets.......................................   45
Consolidated Statements of Income.................................   46
Consolidated Statements of Stockholders' Equity...................   47
Consolidated Statements of Cash Flows.............................   48
Notes to Consolidated Financial Statements........................   49

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SanDisk Corporation

  We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                    /s/ Ernst & Young LLP

San Jose, California

January 23, 2001

SanDisk Corporation

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

December 31,                                                    2000          1999
-------------------------------------------------------------------------------------
ASSETS
Current assets:

      Cash and cash equivalents                            $   106,277    $   146,170
      Short-term investments                                   373,316        311,049
      Accounts receivable, net of allowance for doubtful
         accounts of $5,010 in 2000 and $1,871 in 1999         104,617         52,434
      Inventories                                               96,600         35,679
      Deferred tax assets                                        7,066         17,000
      Prepaid expenses and other current assets                  9,431          6,058
      -------------------------------------------------------------------------------
      Total current assets                                     697,307        568,390

Property and equipment, net                                     41,095         31,788
Investment in foundry                                          197,688         51,208
Investment in joint venture                                    134,730           --
Deposits and other non-current assets                           37,087          6,338
-------------------------------------------------------------------------------------
Total assets                                               $ 1,107,907    $   657,724
-------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                     $    67,112    $    30,734
      Accrued payroll and related expenses                      16,215          8,259
      Income taxes payable                                      16,427          5,843
      Other accrued liabilities                                 20,863         11,378
      Deferred revenue                                          50,740         29,383
      -------------------------------------------------------------------------------
      Total current liabilities                                171,357         85,597

      Deferred taxes and other liabilities                      73,492           --
      -------------------------------------------------------------------------------
      Total liabilities                                        244,849         85,597

Stockholders' equity:
      Preferred stock, $0.001 par value
         Authorized shares:  4,000,000
         Issued:  none                                            --
                                                                                    -
      Common stock, $0.001 par value
          Authorized shares: 125,000,000
          Issued and outstanding: 67,464,000 in 2000 and
              65,248,000 in 1999                                    67
                                                                                   65

      Capital in excess of par value                           566,934        524,066
      Retained earnings                                        346,469         47,797
      Accumulated other comprehensive income (loss)            (50,412)           199
      -------------------------------------------------------------------------------
Total stockholders' equity                                     863,058        572,127
-------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                 $ 1,107,907    $   657,724
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

Years Ended December 31,                             2000                1999                1998
-------------------------------------------------------------------------------------------------
Revenues
     Product                                   $  526,359          $  205,770          $  103,190
     License and royalty                           75,453              41,220              32,571
-------------------------------------------------------------------------------------------------
Total revenues                                    601,812             246,990             135,761

Cost of revenues                                  357,017             152,143              80,311
-------------------------------------------------------------------------------------------------
Gross profits                                     244,795              94,847              55,450
Operating expenses
     Research and development                      46,057              26,883              18,174
     Sales and marketing                           49,286              25,294              16,933
     General and administrative                    24,786              12,585               7,533
-------------------------------------------------------------------------------------------------
Total operating expenses                          120,129              64,762              42,640
-------------------------------------------------------------------------------------------------
Operating income                                  124,666              30,085              12,810
Interest income                                    22,786               8,280               5,307
Gain on investment in foundry                     344,168                   -                   -
Other income, net                                     572               1,261                 374
-------------------------------------------------------------------------------------------------
Income before taxes                               492,192              39,626              18,491
Provision for income taxes                        193,520              13,076               6,655
-------------------------------------------------------------------------------------------------
Net income                                     $  298,672          $   26,550          $   11,836
-------------------------------------------------------------------------------------------------
Net income per share
     Basic                                     $     4.47          $     0.48          $     0.23
     Diluted                                   $     4.11          $     0.43          $     0.21
-------------------------------------------------------------------------------------------------
Shares used in computing net income
   per share
     Basic                                         66,861              55,834              52,596
     Diluted                                       72,651              61,433              55,344
-------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                           Accumulated
                                                                 Capital In                   Other           Total
                                                      Common      Excess of    Retained   Comprehensive   Stockholders'
                                                       Stock
                                           Shares     Amount      Par Value    Earnings       Income          Equity
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                51,730     $     52   $  181,869   $   9,411    $        42    $    191,374
Net income                                       -            -            -      11,836              -          11,836
Unrealized gain on available for
      sale securities                            -            -            -           -            429             429
                                                                                                               --------
Comprehensive income                                                                                             12,265
                                                                                                               --------
Exercise of stock options for cash           1,260            1          929           -              -             930
Issuance of stock pursuant to
    employee stock purchase plan               260            1        1,474           -              -           1,475
Net exercise of common stock warrants            6            -            -           -              -               -
Income tax benefit from stock
     options exercised                           -            -        1,761           -              -           1,761
Compensation expense related to
     modification of stock options               -            -           33           -              -              33
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                53,256           54      186,066      21,247            471         207,838
Net income                                       -            -            -      26,550              -          26,550
Unrealized loss on available for
      sale securities                            -            -            -           -           (272)           (272)
                                                                                                               --------
Comprehensive income                                                                                             26,278
                                                                                                               --------
Exercise of stock options for cash           1,766            2        6,107           -              -           6,109
Issuance of stock pursuant to
    employee stock purchase plan               268            -        1,807           -              -           1,807
Net exercise of common stock warrants           58            -            -           -              -               -
Sale of common stock, net of
     issuance costs                          9,900            9      320,277           -              -         320,286
Income tax benefit from stock
     options exercised                           -            -        9,809           -              -           9,809
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                65,248           65      524,066      47,797            199         572,127
Net income                                       -            -            -     298,672              -         298,672
Unrealized loss on available for
      sale securities                            -            -            -           -           (343)           (343)
Unrealized loss on investments                   -            -            -           -        (50,268)        (50,268)
                                                                                                               --------
Comprehensive income                                                                                            248,061
                                                                                                               --------
Exercise of stock options for cash           2,147            2       10,370           -              -          10,372
Issuance of stock pursuant to
    employee stock purchase plan                69            -        2,815           -              -           2,815
Compensation expense related to
     modification of stock options               -            -          425           -              -             425
Sale of common stock, net of
     issuance costs                              -            -            -           -              -               -
Income tax benefit from stock
     options exercised                                                29,258                                     29,258
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                67,464     $     67   $  566,934   $ 346,469    $    50,412    $    863,058
-----------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements

SanDisk Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,                                               2000             1999              1998
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                      $   298,672     $     26,550     $      11,836
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Deferred taxes                                               114,501           (1,100)            1,160
       Gain on investment in foundry                               (344,168)
       Depreciation                                                  15,928            7,145             5,839
       Loss on disposal of equipment                                  1,013
       Compensation related to modification of
             stock option terms                                         425                -                33
       Changes in assets and liabilities:
           Accounts receivable                                      (52,183)         (33,616)             (247)
           Inventories                                              (60,921)         (26,757)            6,726
           Prepaid expenses and other current assets                 (3,373)           2,959            (6,089)
           Deposits and other assets                                 (3,545)          (5,721)              283
           Accounts payable                                          36,378           23,796            (7,174)
           Accrued payroll and related expenses                       7,956            4,491              (906)
           Income taxes payable                                      39,842           10,984             2,617
           Other accrued liabilities                                  9,485            6,301             1,548
           Deferred revenue                                          21,357            1,931              (515)
           Other non-current liabilities                              3,485                -                 -
--------------------------------------------------------------------------------------------------------------
  Total adjustments                                                (213,820)          (9,587)            3,275
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            84,852           16,963            15,111
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of short-term investments                                (593,146)        (332,379)         (137,822)
Proceeds from short-term investments                                643,734          139,391           133,214
Acquisition of property and equipment                               (26,586)         (21,391)           (7,489)
Investment in joint venture                                        (134,730)               0                 0
Investment in equity securities                                      (7,200)               0                 0
Deposit in escrow account for investment in equity                  (20,004)               0           (10,923)
 securities
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (137,932)        (214,379)          (23,020)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Sale of common stock and warrants                                    13,187          328,202             2,405
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            13,187          328,202             2,405
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (39,893)         130,786            (5,504)
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                      146,170           15,384            20,888
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $   106,277     $    146,170     $      15,384
--------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid for income taxes                                      $    37,260     $      4,306     $       8,277
--------------------------------------------------------------------------------------------------------------

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

Supplier and Customer Concentrations

  A limited number of customers historically have accounted for a substantial portion of the Company's revenues. In 2000, no single customer accounted for more than 10% of total revenues. In 1999 and 1998, revenues from one customer exceeded 10% of total revenues. Sales of the Company's products will vary as a result of fluctuations in market demand. Further, the flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid technological obsolescence.

  Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. For example, all of the Company's products require silicon wafers, the majority of which are currently supplied by United Microelectronics Corporation ("UMC') in Taiwan and Toshiba, through its Yokaaichi facility in Japan. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce wafers of acceptable quality and with acceptable manufacturing yields and to deliver those wafers to the Company on a timely basis. On occasion, the Company has experienced difficulties in each of these areas.

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

  In addition, certain key components are purchased from single source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations that could have a material adverse effect upon its results of operations. We also rely on third-party subcontractors to assemble and test the memory components for our products. We have no long-term contracts with these subcontractors and cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems that could increase the manufacturing costs of our products and have adverse effects on our operating results.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation

  The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 2000 ended on December 31, 2000 and was 52 weeks in length. Fiscal year 1999 ended on January 2, 2000 and was 53 weeks in length. Fiscal year 1998 ended on December 27, 1998 and was 52 weeks in length. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

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

Cash Equivalents and Short-Term Investments

  Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash equivalents and short-term investments consist of money market funds, taxable commercial paper, U.S. government agency obligations, corporate / municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock. Short-term investments also include 50% of the UMC shares referred to below ("Investment in Foundry"). The fair market value, based on quoted market prices, of cash equivalents and short-term investments is substantially equal to their carrying value at December 31, 2000 and 1999.

  Under FAS 115, management classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included, in equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method.

  All cash equivalents and short-term investments as of December 31, 2000 and 1999 are classified as available-for-sale securities and consist of the following (in thousands):

                                                         December 31
                                                     2000           1999
                                                   --------       --------
Cash equivalents:
  Money market fund                                $  2,921       $ 21,853
  Commercial paper                                   60,505        117,769
  Corporate notes / bonds                            12,492              -
                                                   --------       --------
          Total                                    $ 75,918       $139,622
                                                   ========       ========

Short term investments:
  U.S. government agency obligations               $ 10,004       $  2,969
  Municipal notes / bonds                           136,580        133,462
  Corporate notes / bonds                            47,795         58,969
  Commercial paper                                    6,115          4,009
  Auction rate preferred stock                       59,967        111,640
  Marketable equity securities *                    112,855              -
                                                   --------       --------
          Total                                    $373,316       $311,049
                                                   ========       ========

* Investment in UMC.  No such amounts were recorded in fiscal 1999.

  Unrealized gain and losses on available-for-sale securities at December 31, 2000 and 1999 were ($50.4 million) and $199,000, respectively. The unrealized loss as of December 31, 2000 includes $50.3 million of unrealized loss on the current portion of the Company's investment in UMC (see "Investment in Foundry" below). Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities during the years ended December 31, 2000 and 1999 were immaterial.

  Debt securities at December 31, 2000 and 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

                                                       December 31,
                                                  2000              1999
                                                --------          --------
Short-term investments:                               (In thousands)
    Due in one year or less                     $ 94,554          $170,097
    Due after one year through two years         165,907           140,952
                                                --------          --------
          Total                                 $260,461          $311,049
                                                ========          ========

Long-Term Investments

  The Company holds minority equity investments in companies having operations or technology in areas within SanDisk's strategic focus. Certain of the investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income and expense.

Accounts Receivable

  The activity in the allowance for doubtful accounts is as follows (in thousands):


                                                Additions
                               Balance at       Charged to                         Balance at
     For the year ended        Beginning        Costs and        Deductions          End
        December 31,           of Period        Expenses        (Write-offs)       of Period
        -----------            ---------        --------         ----------        ---------

           1998                 $  756           $  345             $ 32            $1,069
           1999                 $1,069           $  945             $143            $1,871
           2000                 $1,871           $3,991             $852            $5,010

Inventories

  Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows (in thousands):

                                              December 31
                                         2000            1999
                                       --------        --------
Raw materials                          $ 33,092        $ 10,387
Work-in-process                          53,921          20,708
Finished goods                            9,587           4,584
                                       --------        --------
                                       $ 96,600        $ 35,679
                                       ========        ===-====

  Given the volatility of the market, the Company writes down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such differences may have a material effect on the Company's financial position and results of operations.

Property and Equipment

 Property and equipment consist of the following (in thousands):

                                                                  December 31,
                                                              2000             1999
                                                            --------         --------
          Machinery and equipment                           $ 62,310         $ 47,004
          Software                                             7,435            5,994
          Furniture and fixtures                               2,103            1,335
          Leasehold improvements                               5,842            3,772
                                                            --------         --------
          Property and equipment, at cost                     77,690           58,105
          Accumulated depreciation and amortization          (36,595)         (26,317)
                                                            --------         --------
          Property and equipment, net                       $ 41,095         $ 31,788
                                                            ========         ========

Depreciation and Amortization

  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, generally two to seven years.

Investment in Foundry

  In 1997, the Company invested $40.3 million in United Silicon, Inc., ("USIC") a semiconductor manufacturing subsidiary of United Microelectronics Corporation in Taiwan ("UMC"). The transaction gave the Company an equity stake of approximately 10% in the facility (which was accounted for on the cost basis) and guaranteed access to approximately 12.5% of the wafer output from the facility. In 1998, the Company increased its investment by $10.9 million to retain its 10% ownership interest. No changes were made to the production agreement.

  In January 2000, the USIC foundry was merged into the UMC parent company. The Company received UMC shares in exchange for its USIC shares. The Company does not have a right to a seat on the board of directors of the combined company.

  In exchange for USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. All of the UMC shares received by the Company as a result of the merger were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. The trading restrictions expired on one-half of the shares on July 3, 2000. The remaining shares will become available for sale over a two-year period beginning in January 2002. When the shares are ultimately sold, it is likely that the Company will recognize additional gains or losses due to fluctuations in the price of the UMC shares.

  In May 2000, the Company received a stock dividend from UMC of 200 shares for every 1,000 shares of UMC owned, resulting in its ownership of 22 million additional shares of UMC. The shares received as a stock dividend and the 50% of the shares received as a result of the merger that became unrestricted in July 2000 are treated as available-for-sale securities under Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", at December 31, 2000 and are included in short-term investments. These shares were adjusted to market value and the resulting unrealized loss of $50.3 million in fiscal 2000 is included in accumulated other comprehensive income. In addition, on September 18, 2000, UMC completed its American Depositary Shares ("ADRs") offering. In connection with this offering, SanDisk signed a lock-up agreement that prohibits the sale of all but 5 million of these unrestricted UMC shares for a period of 90 days following the completion of the offering. The remaining 50% of the shares received as a result of the merger, that will be restricted from sale until 2002, are accounted for at their historical cost beginning in the first quarter of 2001. These securities will be marked to market through other comprehensive income when the when the related restrictions lapse

Revenue Recognition

  Product revenue, less a provision for estimated sales returns, is recognized when title passes which is generally at the time of shipment. However, revenue on shipments to distributors and retailers, subject to certain rights of return and price protection, is deferred until the merchandise is sold by the distributors or retailers, or the rights expire.

  The Company earns patent license and royalty revenue under patent cross-license agreements with Hitachi Ltd., Intel Corporation, Lexar, Samsung Electronics Company Ltd., Sharp Electronics Corporation, Silicon Storage Technology, Inc., SmartDisk Corporation, TDK and Toshiba Corporation. The Company's current license agreements provide for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

  Patent license and royalty revenue is recognized when earned. In 2000, 1999 and 1998, the Company received payments under these cross-license agreements, portions of which were recognized as revenue and portions of which are deferred revenue. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as the Company meets certain obligations as provided in the various agreements.

Advertising Expense

  The cost of advertising is expensed as incurred. Advertising costs were $8.2 million, $3.6 million, and $2.0 million in 2000, 1999, and 1998, respectively.

Net Income Per Share

  The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):


                                                               2000        1999       1998
                                                               ----        ----       ----
Numerator:
      Numerator for basic and diluted
         net income per share - net income                    $298,672   $ 26,550   $ 11,836
                                                              ========   ========   ========

Denominator for basic net income per share:
      Weighted average common shares                            66,861     55,834     52,596
                                                              --------   --------   --------

Basic net income per share                                    $   4.47   $   0.48   $   0.23
                                                              ========   ========   ========

Denominator for diluted net income per share:
      Weighted average common shares                            66,861     55,834     52,596
      Incremental common shares attributable to exercise of
      outstanding employee stock options and warrants
      (assuming proceeds would be used to purchase common
      stock)                                                     5,790      5,599      2,748
                                                              --------   --------   --------
Shares used in computing diluted net income
per share                                                       72,651     61,433     55,344
                                                              ========   ========   ========

Diluted net income per share                                  $   4.11   $   0.43   $   0.21
                                                              ========   ========   ========

  Options and warrants to purchase 907,380, 190,807, and 1,802,886 shares of common stock were outstanding during 2000, 1999 and 1998, respectively, but have been omitted from the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares and, therefore the effect would be antidilutive.

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

Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted by the Company beginning January 1, 2001. Historically, the Company has had a minimal use of derivatives and do not anticipate that the adoption of the new Statement will have a significant effect on our earnings or financial position; however, we have studied the actual impact, and have determined that it will be immaterial to our financial position or earnings.

  In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company's implementation of SAB 101 did not have a material impact on consolidated results of operations, financial position and cash flows.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion 25 and, among other issues clarifies the following: the definition of an employee for the purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms for the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000 and did not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

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

Off Balance Sheet Risk

  Certain of the Company's balance sheet accounts are denominated in Japanese Yen. The Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The Company has a foreign exchange contract line in the amount of $15.0 million at December 31, 1999. Under this line, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. Two forward exchange contracts in the notional amount of $8.2 million were outstanding at December 31, 1999. Foreign currency translation gains of $122,000 were deferred at December 31, 1999 in connection with these contracts as the contracts have been identified as hedging contracts. One forward exchange contract in the amount of $4.3 million was outstanding at December 31, 1998. Foreign currency translation losses of $34,000 were deferred at December 31, 1998 in connection with this forward contract.

  The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. The Company had net transaction gains of approximately $428,000, $1,467,000 and $412,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts are included in other income (loss), net, in the statement of income.

Note 3:  Commitments and Contingencies

Commitments

  The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2006. Future minimum lease payments under operating leases at December 31, 2000 are as follows (in thousands):

Year Ending December 31,
------------------------

2001                   $ 2,685
2002                     2,411
2003                     2,370
2004                     2,416
2005                     2,251
2006                     1,024
                       -------
Total                  $13,157
                       =======

  Rental expense under all operating leases was $2.5 million, $2.1 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

  For example, in March 1998, the Company sued Lexar in the Northern District of California alleging that Lexar's CompactFlash and PC Cards infringe our U.S. Patent No. 5,602,987 ("'987 Patent"). Lexar disputed this claim and asserted various counter claims, including unfair competition, violation of the Lanham Act, patent misuse, interference with prospective economic advantage, trade defamation, unenforceability and fraud. On November 14, 2000, in resolution of these actions, Lexar stipulated that SanDisk's '987 Patent is valid and infringed by Lexar's current CompactFlash and PC Cards. Lexar made a lump sum payment of $8.0 million in December 2000 for royalties due on the '987 Patent, through March 31, 2001. Subject to Lexar's representations and warranties relating to Lexar's newly designed CompactFlash and PC Cards, SanDisk has stipulated that these designs do not infringe SanDisk's '987 Patent. Lexar entered into a 4% royalty-bearing license agreement for certain Lexar products that may use the '987 Patent beyond March 31, 2001. SanDisk and Lexar have agreed to dismiss with prejudice all pending claims of patent infringement and counterclaims involving claims of false advertising, unfair competition and patent misuse.

  In September 2000, Lexar sued SanDisk in the District of Delaware alleging that our SmartMedia products infringe Lexar's United States Patent No. 5,479,638 ("'638 Patent"). In resolution of this action, the Company paid

Lexar a lump sum payment of $2.0 million for a fully-paid up license for use of the '638 Patent in SmartMedia products.

  Under the settlement, Lexar has provided the Company with an option for a royalty bearing license to its patents for use in certain future products. SanDisk and Lexar have agreed to resolve any future disputes relating to the use by Lexar of the '987 Patent through binding arbitration. We have also agreed that for a period of seven years, neither SanDisk nor Lexar shall seek injunctive relief against the other in any patent lawsuit. However, at all times, we retain the right to seek injunctive relief to enforce the payment of royalties pursuant to an arbitrator's ruling.

  On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., SanDisk's wholly owned subsidiary in Japan. The complaint alleges that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents. The Mitsubishi patents in question are #JP2099342, #JP2129071 and #JP2138047, which are related primarily to the mechanical construction of memory cards. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of SanDisk CompactFlash and flash ATA memory cards in Japan. Mitsubishi has since dropped patents #JP2129071 and #JP2138047 from the suit. The Company and SanDisk K.K. are vigorously defending against Mitsubishi's remaining claims.

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

Note 4:  Stockholders' Equity

Stock Benefit Plan

  The 1989 Stock Benefit Plan, in effect through August 1995, comprised two separate programs, the Stock Issuance Program and the Option Grant Program. The Stock Issuance Program allowed eligible individuals to immediately purchase the Company's common stock at a fair value as determined by the Board of Directors. Under the Option Grant Program, eligible individuals were granted options to purchase shares of the Company's common stock at a fair value, as determined by the Board of Directors, of such shares on the date of grant. The options generally vest over a four-year period, expiring no later than ten years from the date of grant. Unexercised options are canceled upon the termination of employment or services. Options that are canceled under this plan will be available for future grants under the 1995 Stock Option Plan. There were no shares available for option grants under the 1989 Stock Benefit Plan at December 31, 2000.

1995 Stock Benefit Plan

  The 1995 Stock Option Plan provides for the issuance of incentive stock options and nonqualified stock options. Under this plan, the vesting and exercise provisions of option grants are determined by the Board of Directors. The options generally vest over a four-year period, expiring no later than ten years from the date of grant.

  On July 17, 1998, the Board of Directors approved an option cancellation/regrant program. Under the cancellation/regrant program, employees could elect to exchange their stock options with exercise prices in excess of $6.00 per share for new options priced at $5.00 per share, the market price of the Company's common stock on the date of implementation, August 21, 1998. Under the new options, shares become exercisable six to twelve months later than under the old higher-priced options. The new options have a maximum term of ten years from the August 21, 1998 grant date. Officers and directors of the Company were not eligible for participation in the option cancellation/regrant program. Options covering a total of approximately 1,806,846 shares were canceled and regranted in connection with the program. The number of options shown as granted and canceled in the table below reflect this exchange of options. Such options had a weighted average exercise price before repricing of $10.331, and the new options were granted at an exercise price of $5.00.

  In May 1999, the stockholders increased the shares available for future issuance under the 1995 Stock Benefit Plan by 7,000,000 shares and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to approximately 4% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 4,000,000 shares.

1995 Non-employee Directors Stock Option Plan

  In August 1995, the Company adopted the 1995 Non-employee Directors Stock Option Plan (the Directors' Plan. Under this plan, automatic option grants are made at periodic intervals to eligible non-employee members of the Board of Directors. Initial option grants vest over a four-year period. Subsequent annual grants vest one year after date of grant. All options granted under the Non-employee Directors Stock Option Plan expire ten years after the date of grant. In May 1999, the stockholders increased the shares available for future issuance under the 1995 Non-Employee Directors Stock Option Plan by 400,000 and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to 0.2% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 200,000 shares. At December 31, 2000, the Company had reserved 800,000 shares for issuance under the Directors' Plan and a total of 448,000 options had been granted at exercise prices ranging from $5.00 to $70.063 per share.

  A summary of activity under all stock option plans follows (shares in thousands):

                                Total Available                         Weighted
                                     for Future          Total           Average
                                Grant/ Issuance    Outstanding    Exercise Price
                               -----------------   -----------    --------------
Balance at December 31, 1997              4,210           7,106           $ 4.79
                               ----------------    ------------
  Granted                                (4,444)          4,444           $ 5.97
  Exercised                                   -          (1,260)          $ 0.74
  Canceled                                2,038          (2,038)          $10.04
                               ----------------    ------------
Balance at December 31, 1998              1,804           8,252           $ 4.75
                               ----------------    ------------
  Increase in authorized
  shares                                  7,400               -
  Granted                                (3,000)          3,000           $31.00
  Exercised                                   -          (1,766)          $ 3.47
  Canceled                                  308            (308)          $ 9.69
                               ----------------    ------------
Balance at December 31, 1999              6,512           9,178           $ 9.50
                               -----------------   ------------
  Granted                                (2,290)          2,290           $53.57
  Exercised                                   -          (2,147)          $ 4.85
  Canceled                                  469            (469)          $ 9.69
                               ----------------    ------------
Balance at December 31, 2000              4,691           8,852           $25.29
                               ================    ============

  At December 31, 2000, options outstanding were as follows:

                                        Options Outstanding                                  Options Exercisable
                                        -------------------                                  -------------------
                                   Number             Weighted                                  Number
                              Outstanding              Average          Weighted           Exercisable           Weighted
            Range of                as of            Remaining           Average                 as of            Average
     Exercise Prices    December 31, 1999     Contractual Life    Exercise Price     December 31, 1999     Exercise Price
--------------------  ---------------------  ------------------  ----------------  ---------------------  ----------------
 $ 0.188 - $  5.000               1,752,233                6.77           $ 4.270              1,088,408           $ 3.963
 $ 5.094 - $  6.250               1,801,785                7.27           $ 6.122              1,119,848           $ 6.078
 $ 6.438 - $ 15.219                 526,006                7.52           $10.304                316,648           $10.563
 $16.750 - $ 29.919                 647,778                8.59           $23.517                172,426           $23.340
 $30.000 - $ 41.031               3,119,537                9.32           $35.144                485,486           $34.778
 $43.438 - $139.500               1,004,515                9.40           $74.707                 90,000           $69.167
-------------------               ---------                ----           -------              ---------           -------
 $ 0.188 - $139.500               8,851,854                8.25           $25.288              3,330,457           $12.858

Employee Stock Purchase Plan

  In August 1995, the Company adopted the Employee Stock Purchase Plan (the Purchase Plan). In May 1999, the stockholders increased the shares available for future issuance under the Employee Stock Purchase Plan by 600,000 and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to forty-three hundredths of one percent (0.43%) of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 400,000 shares. Under the Purchase Plan, qualified employees are entitled to purchase shares through payroll deductions at 85% of the fair market value at the beginning or end of the offering period, whichever is lower. As of December 31, 2000, the Company had reserved 2,366,666 shares of common stock for issuance under the Purchase Plan and a total of 1,034,293 shares had been issued.

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

  Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of this Statement. For all grants subsequent to December 31, 1994 that were granted prior to the Company's initial public offering in November 1995, the fair value of these options was determined using the minimum value method with a weighted average risk free interest rate of 6.32% and an expected life of 5 years. The fair value for the options granted subsequent to the Company's initial public offering in November 1995 was estimated at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions: risk-free interest rates of 6.16%, 5.52% and 4.84% for 2000, 1999 and 1998, respectively; a dividend yield of 0.0%, a volatility factor of the expected market price of the Company's common stock of 0.951, 0.888 and 0.600 for 2000, 1999 and 1998 respectively; and a weighted-average expected life of the option of approximately 5 years. The weighted average fair value of those options granted were $39.82, $22.38 and $3.325 for 2000, 1999 and 1998, respectively.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Under the 1995 Employee Stock Purchase Plan participating employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 78% of eligible employees participated in the plan in 2000 and 79% and 65% in 1999 and 1998, respectively. Under the Plan, the Company sold 69,423, 269,092 and 259,484 shares to employees in 2000, 1999 and 1998, respectively. Pursuant to APB 25 and related interpretations, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 2000, 1999 and 1998: dividend yield of 0.0%; and expected life of 6 months; expected volatility factor of 1.56 and 1.18 in 2000, .98 and 1.16 in 1999, and .65 and
1.02 in 1998; and a risk free interest rate ranging from 5.35% to 6.43%. The weighted average fair value of those purchase rights granted in February 1998, August 1998, February 1999, August 1999, February 2000 and August 2000 were $3.50, $2.25, $6.01, $17.72, $38.69 and $29.24, respectively.

  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                     Years ended December 31,
                                     2000      1999      1998
                                   --------   -------   ------
Pro forma net income               $276,421   $19,625   $7,575

Pro forma net income per share
     Basic                         $   4.13   $  0.35   $ 0.14

     Diluted                       $   3.80   $  0.32   $ 0.14

  Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1999.

Shareholder Rights Plan

  On April 21, 1997, the Company adopted a shareholder rights plan (the Rights Agreement). Under the Rights Agreement, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on April 28, 1997. The rights will expire on April 28, 2007 unless redeemed or exchanged. Under the Rights Agreement, each right will initially entitle the registered holder to buy one one-fiftieth of a share of Series A Junior Participating Preferred Stock for $250.00. The rights will become exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock.

Stock Split

  On January 26, 2000, the Company's board of directors approved a 2-for-1 stock split, in the form of a 100% stock dividend, payable to stockholders of record as of February 8, 2000. The dividend was paid and the split was effected on February 22, 2000. Shares, per share amounts, common stock at par value and capital in excess of par value have been restated to reflect the stock split for all periods presented.

Note 5:  Retirement Plan

  Effective January 1, 1992, the Company adopted a tax-deferred savings plan, the SanDisk 401(k) Plan, for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the plan on a monthly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $105,000 for the plan year ended December 31, 1999. No contributions were made by the Company for the years ended December 31, 2000 and 1998.

Note 6:  Income Taxes

 The provision for income taxes consists of the following (in thousands):

                                           December 31,
                                2000          1999         1998
                              --------      -------       ------
Current:
      Federal                 $ 53,683      $10,354       $1,413
      State                     13,296        2,117          651
      Foreign                   10,211        4,105        2,936
                              --------      -------       ------
                                77,190       16,576        5,000
Deferred:
      Federal                   94,147       (2,600)       1,305
      State                     21,683         (400)         350
      Foreign                      500         (500)           -
                              --------      -------       ------
                               116,330       (3,500)       1,655

Provision for income taxes    $193,520     $ 13,076      $ 6,655
                              ========     ========      =======

  The tax benefits associated with stock options reduces taxes currently payable as shown above by $29,258,000, $9,809,000, and $1,761,000 in 2000, 1999 and
1998, respectively. Such benefits are credited to capital in excess of par when realized.

  The Company's provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

                                                     December 31,
                                          2000          1999           1998
                                          ----          ----           ----
Federal statutory rate                    35.0%         35.0%          35.0%
State taxes, net of federal benefit        4.6           2.8            3.5
Research credit                           (0.2)         (1.7)          (1.9)
Tax exempt interest income                (0.8)         (3.9)          (6.1)
Other individually immaterial items        0.7           0.8            5.5
                                          ----          ----           ----
                                          39.3%         33.0%          36.0%
                                          ====          ====           ====

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are as follows (in thousands):

                                                           December 31,
                                                       2000           1999
                                                    ---------        -------
Deferred tax assets:
     Inventory writedown reserves                   $  13,000        $ 3,400
     Deferred revenue                                  17,100         10,600
     Accruals and other reserves                       11,400          4,000
     Other                                              1,200            800
                                                    ---------        -------
          Total deferred tax assets                 $  42,700        $18,800
                                                    ---------        -------
Deferred tax liabilities:
     Unrealized gain on exchange of UMC shares       (105,600)             -
                                                    ---------        -------

Total deferred tax assets/(liabilities)             $ (62,900)       $18,800
                                                    =========        =======

Note 7: Joint Venture, Strategic Manufacturing Relationships and Investments

  On June 30, 2000, the Company and Toshiba closed a transaction providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As a part of this transaction, the Company and Toshiba formed and contributed initial funding to FlashVision LLC, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. The cost of equipping the Virginia wafer manufacturing line is estimated at between $700 million and $800 million. As part of the Company's 50% ownership of the joint venture it had invested $134.7 million as of December 31, 2000, and in January 2001, we invested the remaining $15.3 million. The Company has also guaranteed up to $215 million in equipment lease lines to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment. As of January 26, 2001, $20 million was guaranteed. In addition, the Company will share certain research and development costs. The Company expects to generate revenues from the sale of products using 512 megabit technology during the second half of 2001, and from the 1 gigabit technology during 2002. The Company accounts for this investment under the equity method, and the Company's of losses on this joint venture through December 31, 2000 are not material.

  On July 4, 2000, SanDisk entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. In exchange for its investment, the Company will receive one seat on the board of directors of Tower and a guaranteed portion of the wafer output from the advanced fabrication facility Tower is starting to build in Migdal Haemek, Israel. Under the terms of the agreement, the Company will make our investment over a period of approximately 18 months if key milestones related to the construction, equipping and wafer production at the new wafer fabrication facility are met. On January 26, 2001, Tower satisfied the closing conditions of the share purchase agreement, and the Company transferred the first $20 million of its investment from an escrow account to purchase 866,551 shares ordinary shares and obtain $8.8 million in pre-paid wafer credits. On March 1, 2001, the Company paid Tower $11 million upon its completion of milestone one, to purchase 366,690 ordinary shares and obtain additional prepaid wafer credits. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. We expect first wafer production to commence at the new fabrication facility in late 2002. The Company accounts for this investment under the cost method.

  On August 9, 2000, SanDisk entered into a joint venture, DigitalPortal Inc., or DPI, with Photo-Me International, or PMI, for the manufacture, installation, marketing and service of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. These kiosks employ high-quality, low-cost, silver halide photo processing technology developed by PMI. Under the agreement, SanDisk and PMI will each make an initial investment of $4 million and secure lease financing for the purchase of the kiosks. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. The Company estimates that it will guarantee equipment lease arrangements of approximately $40 million over the first two years of the agreement. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. The Company expects the first kiosks to be deployed in pilot programs in select retail stores in the United States starting in the first half of 2001. The Company accounts for this investment under the equity method, and the Company's of losses on this joint venture through December 31, 2000 are not material.

  On November 2, 2000, SanDisk made a strategic investment of $7.2 million in Divio, Inc. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, SanDisk owns approximately 10% of Divio and is entitled to one board seat. The Company accounts for this investment under the cost method.

  In 2000, 1999, and 1998, the Company purchased wafers from USIC/UMC, a foundry in which the Company has ownership, totaling approximately $161.6 million, $22.8 million and $11.6 million, respectively.

Note 8:  Segment Information

  The Company applied SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

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

Geographic Information:

Information regarding geographic areas for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands):

                                           Years Ended December 31,
                                     2000          1999          1998
                                   --------      --------      --------
Revenues:
     United States                 $258,715      $116,922      $ 60,113
     Japan                          178,564        62,176        46,276
     Europe                          99,352        22,674         9,810
     Other foreign countries         65,181        45,218        19,562
                                   --------      --------      --------
Total                              $601,812      $246,990      $135,761

Long Lived Assets:
     United States                 $174,685      $ 25,442      $ 16,779
     Japan                              520           261           445
     Europe                              55            20             9
     Other foreign countries        198,253        57,273        51,517
                                   --------      --------      --------
Total                              $373,517      $ 82,996      $ 68,750
                                   ========      ========      ========

  Revenues are attributed to countries based on the location of the customers. Long lived assets in other foreign countries includes the long-term investment in UMC of $197.7 in 2000 and $51.2 million in 1999 and 1998. Long lived assets in the United States includes the investment in FlashVision of $134.7 in 2000.

Major Customers

  In 2000, there were no customers who accounted for more than 10% of total revenue. In 1999 and 1998, revenues from one customer represented approximately $28.0 million and $14.0 million, respectively, of consolidated revenues.

Note 9: Accumulated Other Comprehensive Income

  Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Comprehensive income consists of net income and other comprehensive income.

  Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and loses on available-for-sale marketable securities for all periods presented. The tax effects for other comprehensive income were immaterial for all periods presented (in thousands).

                                                                            2000        1999      1998
                                                                         ---------      -----     -----
Accumulated other comprehensive income at beginning of year              $     199      $ 471     $  42
Change of accumulated other comprehensive income during the year
     Unrealized loss on investments                                      $ (50,268)         -         -
                                                                         ---------      -----     -----
     Unrealized gain (loss) on available-for-sale securities             $    (343)     $(272)    $ 429
                                                                         ---------      -----     -----

Accumulated other comprehensive income at year end                       $ (50,412)     $ 199     $ 471
                                                                         =========      =====     =====

 The unrealized loss on investments includes a tax benefit of approximately $34.6 million.

Note 10: Subsequent Event (unaudited)

At December 31, 2000, the market value of both our short-term and long-term investment in UMC had declined $201.9 million below its carrying basis. It was determined that this decline was related to the downturn in the semiconductor industry as a whole and was temporary in nature due to the historically cyclical nature of the industry. The available-for-sale portion of our investment was marked-to-market through other comprehensive income as required by SFAS 115.

  As of March 22, 2001, the market value of our investment in UMC remained significantly below our cost. The downturn in the semiconductor industry and the economy in general appears to be more severe than previously anticipated. There is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because of the continued downturn in the economy, we believe that the decline in the market value of our investment in UMC at March 22, 2001 is other than temporary, and we will report a loss in other income and expense in the first quarter of 2001. This loss will be based upon the fair market value of the investment at the end of the first quarter in fiscal 2001, as compared to the investment's cost basis.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

   Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the REGISTRANT
          --------------------------------------------------

  Directors. Reference is made to the information regarding directors appearing under the caption "Election of Directors" in our Proxy Statement for our Annual Meeting of Stockholders to be held on June 5, 2001, which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption "Executive Officers" in Part I of this Form 10-K.

Item 11.  Executive Compensation
          -----------------------

  The information required by this item is set forth under "Executive Compensation and Related Information" in our Proxy Statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

  The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

  The information required by this item is set forth under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in our Proxy Statement for the Annual Meeting of Stockholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of this report

        1) All financial statements

           Index to Financial Statements                                 Page
                                                                         -----
           Report of Ernst & Young LLP, Independent Auditors             44
           Consolidated Balance Sheets                                   45
           Consolidated Statements of Income                             46
           Consolidated Statements of Stockholders' Equity               47
           Consolidated Statements of Cash Flows                         48
           Notes to Consolidated Financial Statements                    49-66

        2) Financial statement schedules

           Index to Financial Statement Schedules
           Financial Statement Schedules
            II. Valuation and Qualifying Accounts                        79

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

        3) Exhibits required by Item 601 of Regulation S-K

           A.   Exhibits


Exhibit
Number           Exhibit Title
------           -------------
  3.1     Certificate of Incorporation of the Registrant, as amended to date.(2),(13)
  3.2     Form of Amended and Restated Certificate of Incorporation of the
          Registrant.(2)
  3.3     Bylaws of the Registrant, as amended.(2)
  3.4     Form of Amended and Restated Bylaws of the Registrant.(2)
  3.5     Certificate of Designation for the Series A Junior Participating
          Preferred Stock, as filed with the Delaware Secretary of State on
          April 24, 1997.(4)
  4.1     Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.(2)
  4.3     Amended and Restated Registration Rights Agreement, among the
          Registrant and the investors and founders named therein, dated March
          3, 1995.(2)
  4.5     Series F Preferred Stock Purchase Agreement between Seagate
          Technology, Inc. and the Registrant dated January 15, 1993.(2)
  4.8     Rights Agreement, dated as of April 18, 1997, between the Company and
          Harris Trust and Savings Bank.(4)
  4.9     First Amendment to Rights Agreement dated October 22, 1999, between
          Harris Trust and the Registrant.(11)
  9.1     Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
 10.10    License Agreement between the Registrant and Dr. Eli Harari, dated
          September 6, 1988.(2)
 10.13    1989 Stock Benefit Plan.(2)
 10.15    Employee Stock Purchase Plan.(2)
 10.16    1995 Non-Employee Directors Stock Option Plan.(2)
 10.18    Lease Agreement between the Registrant and G.F. Properties, dated
          March 1, 1996.(3)
 10.21    Amendment to Lease Agreement between the Registrant and G.F.
          Properties, dated April 3, 1997.(5)
 10.23    Foundry Venture Agreement between the Registrant and United
          Microelectronics Corporation, dated June 27, 1997.(1),(6)
 10.24    Written Assurances Re: Foundry Venture Agreement between the
          Registrant and United Microelectronics Corporation, dated September
          13, 1995.(1), (6)
 10.25    Side Letter between Registrant and United Microelectronics
          Corporation, dated May 28, 1997.(1), (6)
 10.27    Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October
          24, 1997.(7)
 10.28    Lease Agreement between the Registrant and G.F. Properties, dated June
          10, 1998.(8)
 10.29    Trade Finance Agreement between the Registrant and Union Bank of
          California, dated July 15, 1998.(9)
 10.30    1995 Stock Option Plan Amended and Restated as of December 17,
          1998.(12)
 10.31    1995 Non-Employee Directors Stock Option Plan Amended and Restated as
          of December 17, 1998.(12)
 10.32    1995 Employee Stock Purchase Plan Amended and Restated as of December
          17, 1998. (12)
 10.33    Master Agreement, dated as of May 9, 2000, by and among the
          Registrant, Toshiba Corporation and Semiconductor North America,
          Inc.(13),(+)
 10.34    Operating Agreement dated as of May 9, 2000, by and between the
          Registrant and Semiconductor North America, Inc.(13)
 10.35    Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(13),(+)
 10.36    Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(13),(+)
 10.37    Share Purchase Agreement, dated as of July 4, 2000, by and between the
          Registrant and Tower Semiconductor Ltd.(14)
 10.38    Escrow Agreement, dated as of August 14, 2000, by and between the
          Registrant, Tower Semiconductor Ltd. and Union bank of California,
          N.A.(14)

 10.39    Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(14)
 10.40    Shareholders Agreement, dated as of July 4, 2000, by and between the
          Registrant and the Israel Corporation.(14)
 10.41    Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(14),(+)
 10.42    Non-Solicitation Agreement, dated August 7, 2000, by and between the
          Registrant, DigitalPortal Inc. and Photo-Me International,
          Plc.(14),(+)
 10.43    Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc.
          (14),(+)
 10.44    Stockholders' Agreement, dated as of August 7, 2000, by and among the
          Registrant, DigitalPortal Inc. and Photo-Me, International,
          Plc.(14),(+)
 10.45    Bylaws of DigitalPortal Inc.(14),(+)
 10.46    Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor
          Ltd., Macronix International Co., Ltd. and Quick Logic Corporation.
          (15)
 10.47    Consolidated Shareholders Agreement, dated as of January 18, 2001 by and among Registrant, the Israel Corporation, Alliance
          Semiconductor, Ltd. and Macronix International Co., Ltd. (15)
 10.48    Appendix 1 to Participation Agreement, dated as of December 27, 2000, by and among FlashVision L.L.C., ABN AMRO Bank N.V., Keybank National
          Association, Union Bank of California, N.A. and other participants.
          (*), (++)
 10.49    Master Lease Intended as Security, dated as of December 27, 2000, by and between Flashvision, L.L.C. and ABN Ammo Bank N.V. (*), (++).
 10.50    Guarantee, dated as of December 27, 2000 by the Registrant to
          ABN AMRO Bank N.V. (*), (++)
  21.1    Subsidiaries of the Registrant. (10)
  23.1    Consent of Ernst & Young LLP, Independent Auditors (*)

______________

*    Filed herewith.
+    Confidential treatment has been granted for certain portions thereof.
++   Confidential treatment has been requested for certain portions thereof.

 1.  Confidential treatment granted as to certain portions of these exhibits.
 2. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
 3. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
 4. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
 5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
 6. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
 7. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
 8. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.
 9. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
10.  Previously filed as an Exhibit to the Registrant's Annual Report on Form
     10-K.
11. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 1, 1999.
12. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
13. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 2000,
14. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 2000,
15. Previously filed as an Exhibit to the Registrant's Schedule 13(d) dated January 26, 2001.


     B.  Reports on Form 8-K

     None

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SANDISK CORPORATION




                                   By: /s/ Frank Calderoni
                                       -------------------------------------
                                       Frank Calderoni
                                       Chief Financial Officer, Senior Vice
                                       President, Finance and Administration
                                       (on behalf of the Registrant)

DATED:  March 29, 2001
        --------------

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

           Signature                                Title                                     Date
           ---------                                -----                                     ----
By:    /s/ Dr. Eli Harari              President, Chief Executive Officer                March 29, 2001
     ----------------------------
       (Dr. Eli Harari)                           and Director


By:    /s/ Irwin Federman                Chairman of the Board, Director                 March 29, 2001
     ----------------------------
       (Irwin Federman)


By:    /s/ Frank Calderoni                  Chief Financial Officer,                     March 29, 2001
     ----------------------------
       (Frank Calderoni)               Senior Vice President, Finance and
                                       Administration (Principal Financial
                                             and Accounting Officer)


By:    /s/ William V. Campbell                      Director                             March 29, 2001
     ----------------------------
       (William V. Campbell)


By:    /s/ Catherine P. Lego                        Director                             March 29, 2001
     ----------------------------
       (Catherine P. Lego)


By:    /s/ Dr. James D. Meindl                      Director                             March 29, 2001
     ----------------------------
       (Dr. James D. Meindl)


By:    /s/ Alan F. Shugart                          Director                             March 29, 2001
   ------------------------------
       (Alan F. Shugart)