Form 10-Q
period 2001-03-31
SANDISK CORP
filed 2001-05-08
CIK 1000180

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
    X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
----------
             Exchange Act of 1934
             For the quarterly period ended March 31, 2001


                                      OR


            Transition report pursuant to Section 13 or 15(d) of the Securities
__________
            Exchange Act of 1934
            For the transition period from ______ to ______

Commission File Number 0-26734
                       -------

                              SanDisk Corporation
            (Exact name of registrant as specified in its charter)

                 Delaware                                     77-0191793
                 --------                                     ----------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

   140 Caspian Court, Sunnyvale, California                      94089
   -----------------------------------------                   --------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No _______
                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001


    Common Stock, $0.001 par value                            67,973,928
    ------------------------------                            ----------
                Class                                      Number of shares

                              SanDisk Corporation

                                     Index

                            PART I.  FINANCIAL INFORMATION

                                                                                 Page No.
                                                                                 -------
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
            March 31, 2001 and December 31, 2000................................    3

          Condensed Consolidated Statements of Operations
            Three months ended March 31, 2001 and 2000..........................    4

          Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 2001 and 2000..........................    5

          Notes to Condensed Consolidated Financial Statements..................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............   29

                                PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................   30

Item 2.   Changes in Securities.................................................   30

Item 3.   Defaults upon Senior Securities.......................................   30

Item 4.   Submission of Matters to a Vote of Security Holders...................   30

Item 5.   Other Information.....................................................   30

Item 6.   Exhibits and Reports on Form 8-K......................................   30

          Signatures............................................................   33

                         PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                              SANDISK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                  March 31,       December 31,
                                                                 -----------      ------------
                                                                    2001              2000*
                                                                 -----------      ------------
                                                                 (unaudited)
                                      ASSETS
Current Assets:
 Cash and cash equivalents                                          $ 77,487        $  106,277
 Short-term investments                                              228,954           260,462
 Investment in UMC                                                   143,851           112,854
 Accounts receivable, net                                             71,059           104,617
 Inventories                                                          83,682            96,600
 Deferred tax assets                                                   5,637             7,066
 Prepaid expenses and other current assets                            17,324             9,431
                                                                 -----------      ------------
  Total current assets                                               627,994           697,307

Property and equipment, net                                           43,794            41,095
Investment in UMC                                                     71,925           197,688
Investment in joint ventures                                         150,334           134,730
Investment in equity securities                                       23,340             7,200
Deposits and other assets                                             24,483            29,887
                                                                 -----------      ------------
  Total Assets                                                      $941,870        $1,107,907
                                                                 ===========      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                   $ 71,070        $   67,112
 Accrued payroll and related expenses                                  8,430            16,215
 Income taxes payable                                                  5,800            16,427
 Other accrued liabilities                                            21,166            20,863
 Deferred revenue                                                     33,389            50,740
                                                                 -----------      ------------
  Total current liabilities                                          139,855           171,357

Deferred tax liability                                                21,268            70,000
Other liabilities                                                      5,657             3,492
                                                                 -----------      ------------
  Total Liabilities                                                  166,780           244,849

Stockholders' Equity:
Common stock                                                         571,155           567,001
Retained earnings                                                    203,367           346,469
Accumulated other comprehensive income (loss)                            568           (50,412)
                                                                 -----------      ------------
Total stockholders' equity                                           775,090           863,058

   Total Liabilities and
   Stockholders' Equity                                             $941,870        $1,107,907
                                                                 ===========      ============

______________
  * Information derived from the audited Consolidated Financial Statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SANDISK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                      -------------------------
                                                                                          2001          2000
                                                                                      -----------    ----------
Revenues:
 Product                                                                                $  88,083      $ 97,249
 License and royalty                                                                       13,244        12,120
                                                                                      -----------    ----------
  Total revenues                                                                          101,327       109,369

Cost of sales                                                                             118,780        67,758
                                                                                      -----------    ----------
Gross profits (losses)                                                                    (17,453)       41,611

Operating expenses:
 Research and development                                                                  16,353         8,769
 Sales and marketing                                                                       10,218        10,544
 General and administrative                                                                 4,279         4,747
                                                                                      -----------    ----------
  Total operating expenses                                                                 30,850        24,060

Operating income (loss)                                                                   (48,303)       17,551

Equity in income of joint ventures, net of equity in losses of joint ventures                 634            --
Interest income                                                                             4,075         5,618
Gain (loss) on investment in foundry                                                     (179,981)      344,168
Other income (expense), net                                                                (1,783)          434
                                                                                      -----------    ----------
Income (loss) before taxes                                                               (225,358)      367,771
Provision for (benefit from) income taxes                                                 (82,256)      148,500
                                                                                      -----------    ----------
Net income (loss)                                                                       $(143,102)     $219,271
                                                                                      ===========    ==========

Net income (loss) per share
 Basic                                                                                  $   (2.11)     $   3.32
 Diluted                                                                                $   (2.11)     $   3.00

Shares used in computing net income per share
 Basic                                                                                     67,814        66,095
 Diluted                                                                                   67,814        73,015

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SANDISK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                        -----------------------------
                                                                                          2001                 2000
                                                                                        ---------           ---------
Cash flows from operating activities:
Net income (loss)                                                                       $(143,102)          $ 219,271
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation                                                                              4,489               3,546
  Deferred taxes                                                                          (81,538)            138,437
  Loss (Gain) on investment in foundry                                                    179,981            (344,168)
  Equity in income of joint ventures                                                         (634)                 --
  Loss on write down of fixed assets                                                        1,887                  --
  Changes in operating assets and liabilities:
   Accounts receivable, net                                                                33,558             (26,451)
   Inventories                                                                             12,918                 448
   Prepaid expenses and other assets                                                       (2,489)             (3,559)
   Accounts payable                                                                         3,958                 613
   Accrued payroll and related expenses                                                    (7,785)             (1,351)
   Income taxes payable                                                                   (10,627)              5,873
   Other accrued liabilities                                                                  303               3,952
   Deferred revenue                                                                       (17,351)              3,558
   Other non-current liabilities                                                            2,165                  --
                                                                                        ---------           ---------
    Total adjustments                                                                     118,835            (219,102)
                                                                                        ---------           ---------

Net cash provided by (used in) operating activities                                       (24,267)                169

    Cash flows from investing activities:
    Purchases of short term investments                                                   (49,737)           (114,631)
    Proceeds from sale of short term investments                                           81,245              73,453
    Investment in equity securities                                                       (16,140)                 --
    Investment in joint ventures                                                          (14,970)                 --
    Acquisition of capital equipment                                                       (9,075)             (3,676)
                                                                                        ---------           ---------
 Net cash used in investing activities                                                     (8,677)            (44,854)

Cash flows from financing activities:
    Sale of common stock                                                                    4,154               6,073
                                                                                        ---------           ---------
 Net cash provided by financing activities                                                  4,154               6,073
                                                                                        ---------           ---------

Net decrease in cash and cash equivalents                                                 (28,790)            (38,612)
Cash and cash equivalents at beginning of period                                          106,277             146,170
                                                                                        ---------           ---------

Cash and cash equivalents at end of period                                              $  77,487           $ 107,558
                                                                                        =========           =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     Page5

                              SANDISK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the "Company") as of March 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for, the year ended December 31, 2000. The condensed consolidated balance sheet data as of December 31, 2000 was derived from the audited financial statements.

   The Company's results of operations and cash flows for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of results of operations and cash flows for any future period.

   2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarter of 2001 and 2000 ended on April 1, 2001 and April 2, 2000, respectively. Fiscal year 2001 is 52 weeks long and ends on December 30, 2001. Fiscal year 2000 was 52 weeks long and ended on December 31, 2000. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

   3. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   4.  The components of inventory consist of the following:


                                                 March 31,     December 31,
                                                   2001            2000
                                                 ---------     ------------
                                                       (in thousands)
Raw materials............................        $  44,824      $   33,092
Work-in-process..........................           11,950          53,921
Finished goods...........................           26,908           9,587
                                                 ---------      ----------
                                                 $  83,682      $   96,600
                                                 =========      ==========

   5. The following table sets forth the computation of basic and diluted earnings per share:


                                                                             Three Months Ended
                                                                                  March 31,
                                                                     ---------------------------------
                                                                             2001              2000
                                                                     ---------------     -------------
                                                                       (in thousands), except for per
                                                                                share amounts
Numerator:
  Numerator for basic and diluted net income per
  share--net income (loss)                                              $(143,102)          $219,271
                                                                     ===============     =============

Denominator for basic net income per share:
  Weighted average common shares                                           67,814             66,095
                                                                     ---------------     -------------
Basic net income (loss) per share                                       $   (2.11)          $   3.32
                                                                     ===============     =============

Denominator for diluted net income per share:
  Weighted average common shares                                           67,814             66,095
  Employee stock options and warrants to purchase
    common stock                                                              ---              6,920
                                                                     ---------------     -------------
Shares used in computing diluted net income per share                      67,814             73,015
                                                                     ---------------     -------------

Diluted net income (loss) per share                                     $   (2.11)          $   3.00
                                                                     ===============     =============

   For the three-month periods ended March 31, 2001 and 2000, options to purchase 8,558,000 and 82,000 shares of common stock, respectively, have be excluded from the earnings per share calculation, as their effect is antidilutive.

  6. The Company relies on a combination of patents, trademarks, copyright trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that the will not be any disputes regarding the Company's intellectual property right Specifically, there can be no assurance that any patents held by the Company will not be invalidated, that patents will be issued for any of the Company pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

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

   On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., SanDisk's wholly owned subsidiary in Japan. The complaint alleges that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents, which are related primarily to the mechanical construction of memory cards. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of SanDisk CompactFlash and flash ATA memory cards in Japan. Mitsubishi has since dropped two of the patents from the suit. The Company and SanDisk K.K. are vigorously defending against Mitsubishi's remaining claims and believe they have meritorious defenses.

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

   From time to time the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys' fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company's insurance policies. There can be no assurance that any future obligation to indemnify the Company's customers or suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

   7. Certain of the Company's balance sheet accounts and purchase commitments are denominated in Japanese Yen. The Company enters into foreign exchange contracts to hedge against changes in foreign currency exchange rates. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenues and expenses are recognized. The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. In the first quarter of 2001, the Company had a net foreign currency transaction loss of $1.8 million, compared to a gain of $0.5 million in the first quarter of 2000, primarily due to translation adjustments on its Japanese Yen based assets.


   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company's consolidated financial statements.

   The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in currencies other than the U.S. dollar. The Company is also exposed to interest rate risk inherent in its debt and investment portfolios. The Company's risk management strategy provides for the use of derivative financial instruments, including foreign exchange forward contracts, to hedge certain foreign currency exposures. The Company's intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into any speculative positions with regard to derivative instruments. The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates, only when natural offsets can not be achieved. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include sales by subsidiaries, and assets and liabilities that are denominated in currencies other than the U.S. dollar. The Company's foreign currency hedges generally mature within six months.

   The Company records all derivatives on the balance sheet at fair value. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period.

   For foreign currency forward contracts, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings immediately. The Company estimates the fair values on derivatives based on quoted market prices or pricing models using current market rates.

   The Company reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Hedge ineffectiveness was not material in the first quarter of fiscal 2001. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

   At March 31, 2001, the Company had $31.2 million in foreign-denominated accounts payable and open purchase orders designated as cash flow hedges or fair value hedges against foreign denominated cash holding and accounts receivable. The Company estimates the fair values on derivatives based on quoted market prices or pricing models using current market rates. At March 31, 2001, the Company had approximately $1.1 million of unrealized losses on derivative instruments, net of taxes, in accumulated other comprehensive income.

   8. Accumulated other comprehensive income (loss) presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, net of the related tax effects, for all periods presented.


                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------

                                                          2001           2000
                                                      -----------   ------------
                                                            (in thousands)
Net income (loss)                                      $(143,102)      $219,271

 Unrealized gain on available-for-sale securities:           370          9,807
                                                      -----------   ------------

Comprehensive income (loss)                            $(142,732)      $229,078
                                                      ===========   ============

   Accumulated other comprehensive income (loss) was $0.6 million and $(50.4) million at March 31, 2001 and December 31, 2000, respectively. The balance at December 31, 2000 included unrealized losses on UMC and SmartDisk of $50.2 million and $0.4 million, respectively. Each of these losses was marked to market through the income statement in the first quarter of 2001, as each of their declines in value were believed to be other than temporary.


   9. In January 2001, the Company invested the final $15 million of its $150 million commitment in cash in FlashVision, L.L.C., our joint venture with Toshiba for the development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. On January 26, 2001, the Company guaranteed the first $20 million in equipment lease lines to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment. A total of $215 million will be guaranteed by the Company. The Company accounts for this investment under the equity method, and recorded $894,000 as equity in income of joint ventures in the first quarter of 2001.

   10. On January 3, 2000, the USIC foundry in Taiwan, one of our major suppliers of semiconductor wafers, was merged into UMC. The Company had invested $51.2 million in USIC. In exchange for its USIC shares, the Company received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. Trading restrictions expired on one-half of the shares on July 3, 2000, and the remaining shares become available for sale over a two-year period beginning in January 2002.

   Due to the current weakness in the semiconductor industry, the value of the Company's UMC shares declined to $215.8 million as of March 31, 2001. The downturn in the semiconductor industry, and the economy in general, appears to be more severe than previously anticipated, and there is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because of the continued downturn in the economy, the Company believed that the decline in the market value of its investment in UMC as of March 31,

2001, was other than temporary as defined by accounting principles generally accepted in the United States. In the first quarter of 2001, the Company recorded a loss in other income and expense on this other than temporary decline in value of $179.6 million, or $114.0 million after taxes. This loss is included in other income and expense. If the value of the Company's UMC shares declines further, it may be required to record additional losses. In addition, in future periods, the Company may recognize a gain or loss if it sells its UMC shares due to fluctuations in the market value of UMC's stock.

   11. On July 4, 2000, SanDisk entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. On January 26, 2001, Tower satisfied the closing conditions of the share purchase agreement, and the Company transferred the first $20 million of its investment from an escrow account to purchase 866,551 shares ordinary shares and obtain $8.8 million in pre-paid wafer credits. On March 1, 2001, the Company paid Tower an additional $11.0 million upon its completion of milestone one, to purchase 366,690 ordinary shares and obtain $6.1 million prepaid wafer credits. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. We expect first wafer production to commence at the new fabrication facility in late 2002.


   12. On August 9, 2000, SanDisk entered into a joint venture, DigitalPortal Inc., or DPI, with Photo-Me International, or PMI, for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, SanDisk and PMI will each make an initial investment of $4.0 million and secure lease financing for the purchase of the kiosks. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. The Company estimates that it will guarantee equipment lease arrangements of approximately $40.0 million over the first two years of the agreement. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. The Company expects the first kiosks to be deployed in pilot programs in select retail stores in the United States starting in the third quarter of 2001. The Company accounts for this investment under the equity method, and recorded a loss of $260,000 as equity in loss of joint venture in the first quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain statements in this discussion and analysis are forward-looking statements under Section 21E of the Securities and Exchange Act of 1934, as amended based on current our expectations, and entail various significant risks and uncertainties that could cause our actual results to differ materially from those expressed in such forward looking statements. Such risks and uncertainties are discussed below and in our Form 10-K for the year ended December 31, 2000 under the heading "Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.


Overview

   SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In the first three months of fiscal 2001, approximately 72% of our product sales were attributable to the consumer electronics market, particularly sales of CompactFlash and MultiMediaCard products for use in digital cameras and portable music devices. Our CompactFlash products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our CompactFlash and MultiMediaCard products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consumer market will continue to represent a majority of our sales, and increase as a percentage of sales in future years, as the popularity of consumer applications, including digital cameras, increases.

   Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, availability of foundry capacity, our ability to match supply with demand, low order visibility, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, the timing of significant orders, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, weak worldwide economic conditions and uncertainty, and exchange rate fluctuations. We have experienced seasonality in the past, and as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become subject to more pronounced seasonal declines in the first quarter of each year. See "Factors That May Affect Future Results--Our Operating Results May Fluctuate Significantly Which May Adversely Affect Our Stock Price" and "--There is Seasonality in Our Business."

   Beginning in late 1995, we adopted a strategy of licensing our flash technology, including our patent portfolio, to third-party manufacturers of flash products. To date, we have entered into patent cross-license agreements with several companies, and intend to pursue opportunities to enter into additional licenses. Under our current license agreements, licensees pay us license fees, royalties, or a combination thereof. In some cases, the compensation to us may be partially in the form of guaranteed access to flash memory manufacturing capacity from the licensee. The timing and amount of royalty payments and the recognition of license fees can vary substantially from quarter to quarter depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

   We market our products using a direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. We expect that sales through the retail channel will comprise an increasing share of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales to the retail and distribution channels until the products are sold to the end customers.

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

   All of our products require silicon wafers, the majority of which are currently manufactured for us by UMC in Taiwan. Industry-wide demand for semiconductors increased significantly in 1999 and the first nine months of 2000, due to increased demand in the consumer electronics and cellular phone markets. This increased demand caused supply constraints for most of 2000. Semiconductor manufacturers, including UMC and Toshiba added new advanced wafer fab capacity during 2000. This additional capacity, along with slowing economic conditions experienced late in the fourth quarter of 2000 and into 2001, has resulted in excess supply and intense pricing pressure. If industry-wide demand for our products continues to be below the industry-wide available supply, our product prices could decrease further causing our revenues and profits to continue to decline significantly. Under our wafer supply agreements, there are limits on the number of wafers we can order and our ability to change that quantity, either up or down, is restricted. Accordingly, our ability to react to significant fluctuations in demand for our products is limited. If customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain adequate quantities of flash memory wafers with acceptable prices and yields from our current and future wafer foundries, our business, financial condition and results of operations could be harmed. See "Factors That May Affect Future Results--Our Operating Results May Fluctuate Significantly."

   In the first quarter of 2001, we have taken an inventory charge of $45.3 million, reflecting lower market pricing and the write off of excess and obsolete inventories, and we may be forced to write down inventories again if the current deterioration in market demand for our products continues and our inventory levels continue to exceed customer orders. In addition, we may have to write down our inventories if continued pricing pressure results in a net realizable value that is lower than our cost, or if part of the inventory becomes obsolete. Due to the market demand for our products changing so rapidly, we ended the first quarter of 2001 with significant amounts of excess inventory. Although we are working to reduce this inventory in line with the current level of business, we are obligated to honor existing purchase orders that we have placed with our suppliers. Furthermore, to assure favorable future business relations with our major suppliers, we may choose not to shut down their production of our products. In the case of FlashVision manufacturing at Dominion in Virginia, both Toshiba and SanDisk are obligated to purchase their share of the production output, which may make it more difficult for us to reduce our inventory.

   Excess inventory not only ties up our cash, but also can result in substantial losses if such inventory, or large portions thereof, has to be revalued due to lower market pricing or product obsolescence. These inventory adjustments decrease gross margins and have resulted in, and could in the future result in, fluctuations in gross margins and net earnings in the quarter in which they occur. The inventory charge of $45.3 million in the first quarter of 2001 represented 51% of product revenues, resulting in a decrease of gross margins from positive 17% to negative 35%.

   Export sales are an important part of our business. Our international sales are impacted by changes in economic conditions in our international markets. Economic conditions in our international markets, including Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. Given the recent adverse economic conditions in Asia and the European Union and the weakness of the Euro, Yen and other currencies relative to the United States Dollar, our products may be relatively more expensive in these regions, which could result in a decrease of our sales in these regions. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could affect our business, financial condition and results of operations. See "Factors That May Affect Future Results--Our international operations make us vulnerable to changing conditions and currency fluctuations."

   For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including development of future generations of flash memory. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. If the current industry-wide and worldwide economic slowdown continues for the rest of fiscal 2001, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive. The output of Nand flash wafers from Flashvision is expected to increase substantially in the second half of 2001, which will result in a corresponding increase of our Nand inventory if the market conditions for the sale of our products do not improve materially in the second half. See "Factors That May Affect Future Results--We Must Achieve Acceptable Manufacturing Yields."

Results of Operations

   Product Revenues. Our product revenues were $88.1 million in the first quarter of 2001, down $9.2 million or 9% from the first quarter of 2000. During the first quarter of 2001, total flash memory product units sold increased approximately 18% over the first quarter of 2000. The largest increase came from sales of CompactFlash products. CompactFlash products represented 53% of product revenues and MultiMediaCards 15% of product revenues for the first quarter of 2001, compared to 50% and 15%, respectively, in the first quarter of 2000. The average selling price per megabyte of memory shipped declined 27% in the first quarter of 2001 when compared to the first quarter of 2000 due primarily to competitive pricing pressures driven by excess supply in the market. Average unit selling prices for memory products decreased by 9% due to the decline per megabyte, partially offset by an increase in the average megabytes per unit.

   Product revenues were down $66.6 million or 43% from the fourth quarter of 2000, and total units sold declined 23%, as we experienced significantly weakened market conditions and weak overall economic conditions. The average selling price per megabyte of memory declined by 13% for the quarter, primarily due to competitive pricing pressures driven by the excess supply in the market. Compared to the fourth quarter of 2000, average unit selling prices for memory products decreased 15% from quarter to quarter. Total revenues for the first quarter of 2001 were down $76.3 million or 43% compared to $177.7 million in the fourth quarter of 2000.

   Due to the rapid deterioration of market conditions and lack of visibility, which began late in the fourth quarter of 2000 and continued into in the first quarter of 2001, we have had difficulty predicting customer demand. Customer demand for the first quarter was significantly below our previous forecasts. Anticipated demand for 2001 is significantly below our previous forecasts. We expect second quarter 2001 product revenues to be approximately unchanged from our first quarter 2001 product revenues, and for average selling prices to continue to decline significantly due to competition.

   Sales to the consumer market represented approximately 72% of product revenues in the first quarter of 2001, with sales to the telecommunications/industrial market accounting for the remaining 28%. This compares to 70% for the consumer market and 30% for the telecommunications/industrial market in the first quarter of 2000. Sales to the retail channel represented 38% of product revenues in the first quarter of 2001, compared to 26% in the first quarter of 2000. Our mix of products sold varies from quarter to quarter and will continue to vary in the future, affecting our overall average selling prices and gross margins.

   Export sales represented 57% of our product revenues in the first quarter of 2001, compared to 50% in the first quarter of 2000 and 50% in the fourth quarter of 2000. We expect international sales to continue to represent a significant portion of our product revenues. In the first quarter of 2001, our top ten customers represented approximately 64% of our product revenues compared to 52% in the first quarter of 2000 and 51% in the fourth quarter of 2000. In the first quarter of 2001, sales to one customer exceeded 10% of product sales, and there were two customers that each represented more than 10% of product sales in the first quarter of 2000. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

   License and Royalty Revenues. We currently earn patent license fees and royalties under several cross-license agreements. License and royalty revenues from patent cross-license agreements were $13.2 million in the first quarter of 2001, up from $12.1 million in the first quarter of 2000 due primarily to recognition of royalty revenues related to the Lexar settlement in the fourth quarter of 2000. Revenues from licenses and royalties increased to 13% of total revenues in the first quarter of 2001 from 11% in the first quarter of 2000. Our revenues from patent license and royalties fluctuate quarterly based on the timing of revenue recognition under our various agreements.

   License and royalty revenue for the first quarter of 2001 was down $9.7 million or 42% from the fourth quarter of 2000 primarily due to lower royalty revenues resulting from the overall weak market conditions for our entire market segment which resulted in lower royalty bearing sales by our licensees. We expect license and royalty revenues to be approximately $10.0 million in the second quarter of 2001.

   Gross Profits. In the first quarter of 2001, gross profits were negative $17.5 million, or negative 17% of total revenues compared to positive $41.6 million, or 38% of total revenues in first quarter of 2000. Product gross margin decreased to negative 35% of product revenues in the first quarter of 2001 from positive 30% in the first quarter of 2000 and positive 34% in the fourth quarter of 2000. The decrease included a $45.3 million inventory charge reflecting substantially lower market pricing, reduced demand for our products, and the write off of excess and obsolete inventory components. Excluding this inventory charge, our product gross margin was 17%. Our product gross margins were also adversely affected by the significant decreases in average selling prices per unit and megabyte in the first quarter of 2001, which we expect to continue at least through the second quarter.

   Research and Development. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $16.4 million in the first quarter of 2001, up $7.6 million or 86% from $8.8 million in the first quarter of 2000. This increase was primarily due to increased salary and related expenses associated with additional personnel, increased project expenses to support the development of new generations of flash data storage products including the 512 megabit and 1 gigabit flash memory co-development with Toshiba, and increased depreciation and amortization expenses. Research and development expenses represented 16% of total revenues in the first quarter of 2001 compared to 8% in the first quarter of 2000. We expect our research and development expenses to continue to increase in future quarters to support the development and introduction of new generations of flash data storage products, including the joint venture with Toshiba and the development of advanced controller chips.

   Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $10.2 million in the first quarter of 2001, down $0.3 million or 3% from $10.5 million in the first quarter of 2000. This decrease was primarily due to decreased variable compensation and selling expenses related to reduced revenue levels, offset by increased salary and related expenses associated with additional personnel. Sales and marketing expenses represented approximately 10% of total revenues in the first quarters of 2001 and 2000. We expect sales and marketing expenses to continue to increase, as we continue to develop the retail channel and brand awareness for our products and as we increase our marketing activities for our Secure Digital Card products.

   General and Administrative. General and administrative expenses include the cost of our finance, information systems, human resources, stockholder relations, legal and administrative functions. General and administrative expenses were $4.3 million in the first quarter of 2001, down approximately 10% from $4.7 million in the first quarter of 2000. This decrease was primarily due to lower legal fees, offset by increased salary and related expenses associated with additional personnel. General and administrative expenses represented 4% of total revenues in the first quarters of 2001 and 2000. General and administrative expenses could increase substantially in the future if we continue to pursue litigation to defend our patent portfolio. In addition, we expect general and administrative expenses to continue to increase as our general and administrative functions grow to support our overall growth and our investments in infrastructure.

   Given the current market conditions, we have instituted strict expense control measures. These measures in the first quarter of 2001 included a reduction in our work force and cuts in discretionary spending. However, we are continuing to invest in research and development of advanced technologies and future products.

   Equity in Income of Joint Ventures. In the first quarter of 2001, equity in income of joint ventures of $634,000 included our share of interest income, net of expenses, from our FlashVision joint venture and expenses from our DigitalPortal joint venture.

   Interest Income. Interest income was $4.1 million in the first quarter of 2001 compared to $5.6 million in the first quarter of 2000. The decrease is a result of our lower cash and investment balances, as a result of investments in Tower and FlashVision, as well as cash used in operations. We expect interest income to decrease in the second quarter of 2001 as we continue to invest in the Tower foundry investment and DigitalPortal Inc and make internal capital acquisitions.

   Loss on Investment in Foundry. As discussed in footnote 9 of the financial statements included in this report, the market value of our investment in UMC has declined significantly. On January 3, 2000, the date we exchanged our USIC shares for UMC shares, our investment was worth $395.4 million. At that time, we recorded a pretax gain of $344.2 million on our original investment of $51.2 million. Due to the current weakness in the semiconductor industry, the value of our UMC shares declined to $215.8 million on March 31, 2001. The downturn in the semiconductor industry, and the economy in general, appears to be more severe than previously anticipated, and there is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle.

Because of the continued downturn in the economy, we believe that the decline in the market value of our investment in UMC as of March 31, 2001, was other than temporary as defined by accounting principles generally accepted in the United States. In the first quarter of 2001, we recorded a loss in other income and expense on this other than temporary decline in value of $179.6 million, or $114.0 million after taxes. If the value of our UMC shares declines further, we may be required to record an additional loss. In addition, in future periods, we may recognize a gain or loss if we sell our UMC shares due to fluctuations in the market value of UMC's stock. Also included on this line is an loss on our investment in SmartDisk for $382,000, as its decline in value was also determined to be other than temporary.

   Other Income (Expenses), Net. Other expense, net was $1.8 million in the first quarter of 2001 compared to other income, net, of $434,000 in the first quarter of 2000. The expense in the first quarter was primarily due to foreign exchange losses on our Japanese Yen denominated assets.

   Provision for Income Taxes. In the first quarter of 2001, our blended effective tax rate benefit was 36.5%, compared to an effective tax rate expense of 36% in the first quarter of 2000. The larger benefit percentage was a result of the higher rate on the UMC investment loss.

Liquidity and Capital Resources

   As of March 31, 2001, we had working capital of $488.1 million, which included $77.5 million in cash and cash equivalents and $229.0 million in short-term investments, excluding our investment in UMC. Operating activities used $24.3 million of cash in the first quarter of 2001 primarily due to the net loss and cash used by decreases in taxes payable and deferred revenues, which were partially offset by cash provided by a decline in accounts receivable of $33.6 million and inventory of $12.9 million.

   Net cash used in investing activities in the first quarter of 2001 of $8.7 million included our additional investment in the FlashVision foundry joint venture of $15.0 million, our investment in Tower of $16.1 million, net of prepaid wafer credits of $14.9 million, and capital equipment purchases of $9.1 million, which were partially offset by net proceeds of short term investments of $31.5 million. In the first quarter of 2000, cash used by investing activities of $44.9 million was primarily due the net purchases of short term investments. In the first quarters of both 2001 and 2000, cash provided by financing activities was primarily due to the sale of common stock through our stock option and employee stock purchase plans.

   On January 3, 2000, the USIC foundry was merged into UMC. We had invested $51.2 million in USIC. In exchange for its USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. Trading restrictions expired on one-half of the shares on July 3, 2000, and the remaining shares become available for sale over a two-year period beginning in January 2002. Due to the current weakness in the semiconductor industry, the value of our UMC shares declined to $215.8 million on March 31, 2001. The downturn in the semiconductor industry, and the economy in general, appears to be more severe than previously anticipated, and there is a great deal of uncertainty regarding when the semiconductor industry will recover from this down cycle. Because of the continued downturn in the economy, we believed that the decline in the market value of our investment in UMC as of March 31, 2001, was other than temporary as defined by accounting principles generally accepted in the United States. In the first quarter of 2001, we recorded a loss in other income and expense on this other than temporary decline in value of $179.6 million, or $114.0 million after taxes. This loss is included in other income and expense. If the value of our UMC shares declines further, we may be required to record an additional loss. In addition, in future periods, we may recognize a gain or loss if we sell our UMC shares due to fluctuations in the market value of UMC's stock.

   In January 2001, we invested the final $15 million of $150 million in cash in FlashVision LLC, our joint venture with Toshiba for the development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. On January 26, 2001, we guaranteed $20 million in equipment lease lines to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment, and a total of $215 million will be guaranteed by us. We account for this investment under the equity method, and recorded equity in income of joint ventures of $894,000 in the first quarter of 2001, which included interest income, net of operating expenses.

   On July 4, 2000, we entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. On January 26, 2001, Tower satisfied the closing conditions of the share purchase agreement, and we transferred the first $20.0 million of this investment from an escrow account to purchase 866,551 shares ordinary shares and obtain $8.8 million in pre-paid wafer credits. On March 1, 2001, we paid Tower $11.0 million upon its completion of milestone one, to purchase 366,690 ordinary shares and obtain $6.1 million prepaid wafer credits. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these
warrants will not be mandatory.   We expect first wafer production to commence
at the new fabrication facility in late 2002.

   On August 9, 2000, we entered into a joint venture, DigitalPortal Inc., or DPI, with Photo-Me International, or PMI, for the manufacture, installation, marketing and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, we and PMI each own 50% of DPI and will each make an initial investment of $4.0 million and secure lease financing for the purchase of the kiosks. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. We estimate that, as part of this joint venture, we will guarantee equipment lease arrangements of approximately $40.0 million over the first two years of the agreement. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. We expect the first kiosks to be deployed in pilot programs in select retail stores in the United States starting in the third quarter of 2001. We account for this investment under the equity method, and recorded a loss of $260,000 as equity in loss of joint venture in the first quarter of 2001.

   We may make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future. We believe our existing cash and cash equivalents and short-term investments along with the planned capital equipment lease arrangements currently in negotiation related to our FlashVision, L.L.C. and Digital Portal, Inc. joint ventures will be sufficient to meet our currently anticipated working capital, capital equipment expenditure and joint venture and Tower foundry investment requirements, for at least the next twelve months.

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

   . expenses related to obsolescence or devaluation of unsold inventory, or reserves necessary to protect us against future write-offs of such unsold inventory;

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

 Anticipated growth in expense levels

   We significantly increased our expense levels in 2000 to support our growth. We may need to hire additional personnel or increase our operating expenses in 2001 to support our sales and marketing efforts and research and development activities, including our joint venture with Toshiba providing for the development of 512 megabit and 1 gigabit flash memory chips. We have significant fixed costs and we cannot readily reduce these expenses over the short term. If our revenues do not increase proportionately to our operating expenses, or if revenues decrease or do not meet expectations for a particular period, such as we are forecasting for the second quarter of 2001, our business, financial condition and results of operations will be harmed.

 Variability of average selling prices and gross margins

   Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash and MultiMediaCard products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash and MultiMediaCard products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras and digital music players, become more popular. In fiscal 2000, average selling prices per megabyte decreased 22% compared to fiscal 1999, reflecting the Flash memory supply shortages that prevailed during the first nine months of the year, which helped to keep selling prices in 2000 more stable than in 1999. Due to recent increases in flash memory foundry capacity and the economic slow-down in the first quarter of 2001, we expect that the decline in our average selling prices in 2001 will be more severe than in 2000. We experienced a 13% decline in our average selling price per megabyte of memory shipped when comparing the first quarter of 2001 to the fourth quarter of 2000. If we cannot reduce our product manufacturing costs in 2001 to offset these reduced prices, our gross margins and net profitability will suffer.

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

   In 2000, the average price per megabyte shipped declined 22% compared to 1999, and we experienced a 13% decline when comparing the first quarter of 2001 to the fourth quarter of 2000. Flash data storage markets are intensely competitive and accordingly, price reductions for our products are necessary to meet consumer price points. Due to recent increases in flash memory foundry capacity and the worldwide economic slow-down in the first quarter of 2001, we expect that further price declines for our products in the next several quarters could be significant. If we cannot reduce our product manufacturing costs in 2001 to offset these reduced prices, our gross margins and net profitability will suffer.

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

   In 2000, and the first quarter of 2001, we continued to receive more product revenue and ship more units of products for consumer electronics applications, principally digital cameras, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and drive demand.

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

 D2 flash technology

   We have developed new products based on D2 flash technology, a flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as D2 flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced product availability. We may not be able to manufacture future generations of our D2 products with yields sufficient to result in lower costs per megabyte. If we are unable to bring future generations of high density flash memory into full production as quickly as planned or if we experience unplanned yield or reliability problems, our revenues and gross margins will decline.

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

 We are transitioning our technology to NAND based products

   The transition to NAND based products is very complex, and requires good execution from our manufacturing, technology, quality, marketing, and customer support staffs. If the current soft market conditions continue through the second half of this year, or if we are unable for any reason to achieve customer acceptance of our card products built with these NAND flash chips, we will experience a significant increase in our inventory, as we are contractually obligated to purchase half of FlashVision's NAND wafer production output. This may result in write offs and have a material adverse effect on our business, results of operations and financial condition.

   Coincidentally, with our ramping up of NAND flash wafer production through the FlashVision joint venture, we began to reduce our purchases of NOR flash wafers from UMC, and are limiting our flash wafers production from three wafer fabs to one fab. At the same time, we began to increase our purchase of controller wafers from UMC. Despite the significantly reduced level of business at UMC, our business relationship with UMC remains good. However, if market conditions improve significantly, there can be no assurances that we will be able to contract for the same amount of capacity we have used in the past.

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

   On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As a part of this transaction, we and Toshiba formed and contributed initial funding to FlashVision LLC, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. In January 2001, we invested the final $15 million of $150 million in cash. On January 26, 2001, we guaranteed $20 million in equipment lease lines to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment, and a total of $215 million will be guaranteed. We will use the new production capacity at Dominion to manufacture primarily NAND flash memory wafers with minimum lithographic feature size of 0.16 micron initially, moving to 0.13 micron in the future. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers and have never been used for the high volume manufacture of flash memory chips. Therefore, it is difficult to predict how long it will take to equip and commence production at the new facility and achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs. We have not operated our own wafer fabrication facility in the past and therefore we rely on Toshiba to address these challenges. With our investments in the Dominion facility, we are now exposed to the adverse financial impact of any delays or manufacturing problems associated with the wafer production line. Any problems or delays in commencing production at the new Dominion facility could adversely impact our operating results in 2001 and beyond.

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

   On July 4, 2000, we entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. On January 26, 2001, Tower satisfied the closing conditions of the share purchase agreement, and we transferred the first $20 million of this investment from an escrow account to purchase 866,551 shares ordinary shares and obtain $8.8 million in pre-paid wafer credits. On March 1, 2001, we paid Tower $11 million upon its completion of milestone one, to purchase 366,690 ordinary shares and obtain $6.1 million prepaid wafer credits. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will
not be mandatory.   We expect first wafer production to commence at the new
fabrication facility in late 2002.

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

 Secure Digital Card products

   As part of our June 2000 collaboration with Toshiba and Matsushita Electric Industrial Co. Ltd., we have jointly developed the Secure Digital Card, an enhanced version of our MultiMediaCard, which incorporates advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We began shipping our Secure Digital Card products in 32 and 64 megabyte capacities in the first quarter of 2001. The Secure Digital Card is slightly thicker and uses a different interface than our MultiMediaCard. Because of these differences, the Secure Digital Card will not work in current products that include a MultiMediaCard slot. In order for the market for our Secure Digital Card to develop, manufacturers of digital audio/video and portable computing products must include a Secure Digital Card compatible slot in their products and acquire a license to the security algorithms. If OEMs do not incorporate Secure Digital Card slots in their products or do not buy our Secure Digital Cards, our business, financial condition and results of operations may be harmed. In addition, consumers may postpone or altogether forego buying products that utilize our MultiMediaCard in anticipation of new products such as MP3 players and digital camcorders that will incorporate the Secure Digital Card. If this occurs, sales of our MultiMediaCard products may be harmed. The main competition for the Secure Digital Card is expected to come from the Sony Memory Stick. Sony has substantially greater financial and other resources than we do and extensive marketing and sales channels and brand recognition. We cannot assure you that our Secure Digital Card will be successful in the face of such competition.

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

 512 megabit and 1 gigabit flash memory card products

   On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this venture, we and Toshiba plan to employ Toshiba's 0.16 micron and future 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk's multilevel cell flash and controller system technology. During the third quarter of 2000, we announced with Toshiba the completion of the joint development of the 512 Megabit NAND flash chip employing Toshiba's .16 micron manufacturing process technology. We expect cards employing the 512 megabit technology to be shipped in significant quantities in the second half of 2001, and cards employing the 1 gigabit technology to be shipped in 2002. The development of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers is expected to be complex and incorporates SanDisk and Toshiba technology that is still under development. We cannot assure you that we and Toshiba will successfully develop and bring into full production with acceptable yields and reliability these new products or the underlying technology, or that any development or production ramp will be completed in a timely or cost-effective manner. If we are not successful in any of the above, our business, financial condition and results of operations could suffer.

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

 Political risks

   Currently, the majority of our flash memory wafers are produced by UMC in Taiwan. We also use a third-party subcontractor in Taiwan for the assembly and testing of our MultiMediaCard products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other's territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or MultiMediaCard products by our Taiwanese foundries and subcontractor. See "-- We depend on our suppliers and third party subcontractors."

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

   Although we do not believe the current political unrest in Israel represents a major security problem for Tower since Migdal Haemek, Israel is in a secure geographic location, the unrest may expand and even if it remains at current levels, could cause scheduling delays. We cannot assure you that the Tower facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price.

   In addition, while the political unrest has not yet posed a direct security risk to our engineering design center in Israel, it may cause unforeseen delays in the development of our products.

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

   . longer payment cycles and greater difficulty in accounts receivable collection, particularly as we increase our sales through the retail distribution channel, and general business conditions deteriorate;

   .  Adverse tax rules and regulations;

   .  weak protection of our intellectual property rights; and

   .  delays in product shipments due to local customs restrictions.


We depend on our suppliers and third party subcontractors.

   We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, we rely on UMC for the majority of our flash memory wafers. NEC has traditionally supplied 100% of certain designs of our microcontrollers. During the second quarter, we expect to commence production of other controller designs at UMC.

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

     Our primary competitors include companies that develop and manufacture storage flash chips, such as Hitachi, Samsung, Micron Technology and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Intel, Macronix, Mitsubishi, Fujitsu, Sharp Electronics and ST Microelectronics. Companies that combine controllers and flash memory chips developed by others into flash storage cards include Lexar Media, M-Systems, Pretec, Simple Technology, Sony Corporation, Kingston Technology, Panasonic, Silicon Storage Technology, TDK Corporation, Matsushita Battery, Delkin Devices, Inc., Feiya Technology Corporation, Dane-Elec Manufacturing, Silicon Tek, Infineon Technologies and Viking Components.

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


  Alternative storage media

     Competing products have been introduced that promote industry standards that are different from our CompactFlash and MultiMediaCard products including Toshiba's SmartMedia, Sony Corporation's Memory Stick, Sony's standard floppy disk used for digital storage in its Mavica digital cameras, Panasonic's Mega Storage cards, Iomega's Clik drive, a miniaturized, mechanical, removable disk drive, M-Systems' Diskonchip for embedded storage applications and the Secure MultiMediaCard from Hitachi and Infineon. Each competing standard is mechanically and electronically incompatible with CompactFlash and MultiMediaCard. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, CompactFlash or MultiMediaCard will be eliminated from use in that product.

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

     Furthermore, we expect to face competition from existing competitors and from other companies that may enter our existing or future markets that have similar or alternative data storage solutions which may be less costly or provide additional features. For example, Infineon has formed a joint venture with Saifun, an Israeli startup company, to develop a proprietary flash memory technology which will be targeted at low cost data storage applications. Price is an important competitive factor in the market for consumer products. Increased price competition could lower gross margins if our average selling prices decrease faster than our costs and could also result in lost sales.

Sales to a small number of customers represent a significant portion of our revenues.

     Approximately one-half of our revenues came from a small number of customers in fiscal 2000 and 1999. For example, sales to our top 10 customers accounted for approximately 64% of our product revenues in the first quarter of 2001, and 52% in the first quarter of 2000. In the first quarter of 2001, sales to one customer exceeded 10% of product sales, and there were two customers that each represented more than 10% of product sales in the first quarter of 2000. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products changes.

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

     The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ending March 31, 2001 our stock price fluctuated significantly from a low of $18.63 to a high of $126.50. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Please refer to the Company's Form 10-K for the year ended December 31, 2000.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   The information required by this item is set forth in Note 6 of the Notes to the Condensed Consolidated Financial Statements on pages 7 to 8 and under "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation" on pages 26 to 27 of this report, and is incorporated herein by reference.

Item 2.  Changes in Securities

        None

Item 3.  Defaults upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

       A.   Exhibits


    Exhibit
    Number     Exhibit Title
    ------     -------------
      3.1      Certificate of Incorporation of the Registrant, as amended to date.(2),(13)
      3.2      Form of Amended and Restated Certificate of Incorporation of the
               Registrant.(2)
      3.3      Bylaws of the Registrant, as amended.(2)
      3.4      Form of Amended and Restated Bylaws of the Registrant.(2)
      3.5      Certificate of Designation for the Series A Junior Participating
               Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)
      4.1      Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.(2)
      4.3      Amended and Restated Registration Rights Agreement, among the
               Registrant and the investors and founders named therein, dated
               March 3, 1995.(2)
      4.5      Series F Preferred Stock Purchase Agreement between Seagate
               Technology, Inc. and the Registrant dated January 15, 1993.(2)
      4.8      Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)
      4.9      First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(11)
      9.1      Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
     10.10     License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
     10.13     1989 Stock Benefit Plan.(2)
     10.15     Employee Stock Purchase Plan.(2)
     10.16     1995 Non-Employee Directors Stock Option Plan.(2)
     10.18     Lease Agreement between the Registrant and G.F. Properties, dated
               March 1, 1996.(3)
     10.21     Amendment to Lease Agreement between the Registrant and G.F.
               Properties, dated April 3, 1997.(5)
     10.23     Foundry Venture Agreement between the Registrant and United
               Microelectronics Corporation, dated June 27, 1997.(1),(6)
     10.24     Written Assurances Re: Foundry Venture Agreement between the
               Registrant and United

    Exhibit
    Number     Exhibit Title
    ------     -------------
               Microelectronics Corporation, dated September 13, 1995.(1), (6)
    10.25      Side Letter between Registrant and United Microelectronics
               Corporation, dated May 28, 1997.(1), (6)
    10.27      Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation
               dated October 24, 1997.(7)
    10.28      Lease Agreement between the Registrant and G.F. Properties, dated
               June 10, 1998.(8)
    10.29      Trade Finance Agreement between the Registrant and Union Bank of
               California, dated July 15, 1998.(9)
    10.30      1995 Stock Option Plan Amended and Restated as of December 17,
               1998.(12)
    10.31      1995 Non-Employee Directors Stock Option Plan Amended and
               Restated as of December 17, 1998.(12)
    10.32      1995 Employee Stock Purchase Plan Amended and Restated as of
               December 17, 1998. (12)
    10.33      Master Agreement, dated as of May 9, 2000, by and among the
               Registrant, Toshiba Corporation and Semiconductor North America,
               Inc.(13),(+)
    10.34      Operating Agreement dated as of May 9, 2000, by and between the
               Registrant and Semiconductor North America, Inc.(13)
    10.35      Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(13),(+)
    10.36      Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(13),(+)
    10.37      Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(14)
    10.38      Escrow Agreement, dated as of August 14, 2000, by and between the
               Registrant, Tower Semiconductor Ltd. and Union bank of
               California, N.A.(14)
    10.39      Additional Purchase Obligation Agreement, dated as of July 4,
               2000, by and between the Registrant and Tower Semiconductor
               Ltd.(14)
    10.40      Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(14)
    10.41      Definitive Agreement to Form Vending Business, dated August 7,
               2000, by and between the Registrant and Photo-Me International,
               Plc.(14),(+)
    10.42      Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International,
               Plc.(14),(+)
    10.43      Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal
               Inc. (14),(+)
    10.44      Stockholders' Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International,
               Plc.(14),(+)
    10.45      Bylaws of DigitalPortal Inc.(14),(+)
    10.46      Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance
               Semiconductor Ltd., Macronix International Co., Ltd. and Quick
               Logic Corporation (15)
    10.47      Consolidated Shareholders Agreement, dated as of January 18,
               2001, by and among Registrant, The Israel Corporation, Alliance
               Semiconductor Ltd. And Macronix International Co., Ltd. (15)
    10.48      Appendix 1 to FlashVision L.L.C. 2000 lease financing agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V.
               (16), (++)
    10.49      Master Lease agreement between FlashVision L.L.C. Corporation to
               ABN AMRO Bank N.V. (16), (++)
    10.50      Guarantee, dated as of December 27, 2000 from SanDisk Corporation to ABN AMRO Bank N.V., related to FlashVision L.L.C. 2000 lease financing. (16), (++)
    21.1       Subsidiaries of the Registrant. (10)
______________

 * Filed herewith.

   + Confidential treatment has been granted for certain portions thereof.
   ++ Confidential treatment has been requested for certain portions thereof.

   1. Confidential treatment granted as to certain portions of these exhibits.
   2. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
   3. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
   4. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
   5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
   6. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
   7. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
   8. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.
   9. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
  10. Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K.
  11. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 1, 1999.
  12. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
  13. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
  14. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 2000.
  15. Previously filed as an Exhibit to the Registrant's Schedule 13(d) dated January 26, 2001.
  16. Previously filed as an Exhibit to the Registrant's 2000 Annual Report on Form 10-K.

         B. Reports on Form 8-K
None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SANDISK CORPORATION
                                     (Registrant)

Dated: May 8, 2001               By: /s/ Frank Calderoni
                                     ----------------------------------------
                                     Frank A. Calderoni
                                     Senior Vice President,
                                     Finance and Administration and
                                     Chief Financial Officer
                                     (On behalf of the Registrant and as
                                     Principal Financial Officer.)