Form 10-Q
period 2001-06-30
SANDISK CORP
filed 2001-08-14
CIK 1000180

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
----------
           Exchange Act of 1934
           For the quarterly period ended June 30, 2001

                                       OR

__________ Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
           For the transition period from ________ to ________


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No _______
                                        -------

Indicate the number of shares outstanding of each of the issuer's classes of capital stock as of June 30, 2001

        Common Stock, $0.001 par value                       68,172,991
        ------------------------------                       ----------
                    Class                                 Number of shares

                              SanDisk Corporation

                                     Index


                        PART I.  FINANCIAL INFORMATION

                                                                                Page No.
                                                                                --------
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000.................................      3

          Condensed Consolidated Statements of Operations
           Three and six months ended June 30, 2001 and 2000...................      4

          Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 2001 and 2000.............................      5

          Notes to Condensed Consolidated Financial Statements.................      6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........     30


                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................................     31

Item 2.   Changes in Securities................................................     31

Item 3.   Defaults upon Senior Securities......................................     31

Item 4.   Submission of Matters to a Vote of Security Holders..................     32

Item 5.   Other Information....................................................     32

Item 6.   Exhibits and Reports on Form 8-K.....................................     32

          Signatures...........................................................     35

                         PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                              SANDISK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      June 30,         December 31,
                                                                                        2001              2000*
                                                                                  ---------------     -------------
                                                                                     (unaudited)
                                   ASSETS
Current Assets:
 Cash and cash equivalents                                                               $ 84,909        $  106,277
 Short-term investments                                                                   221,923           260,462
 Investment in UMC                                                                        117,848           112,854
 Accounts receivable, net                                                                  60,935           104,617
 Inventories                                                                               55,887            96,600
 Deferred tax assets                                                                       31,840             7,066
 Prepaid expenses and other current assets                                                 10,400             9,431
                                                                                  ---------------     -------------
  Total current assets                                                                    583,742           697,307

Property and equipment, net                                                                38,429            41,095
Investment in UMC                                                                          71,925           197,688
Investments in FlashVision                                                                150,775           134,730
Investments in equity securities and joint venture                                         28,993             7,200
Deposits and other assets                                                                  28,992            29,887
                                                                                  ---------------     -------------
  Total Assets                                                                           $902,856        $1,107,907
                                                                                  ===============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                                        $ 60,767        $   67,112
 Accrued payroll and related expenses                                                       9,413            16,215
 Income taxes payable                                                                       2,021            16,427
 Other accrued liabilities                                                                 23,117            20,863
 Deferred revenue                                                                          26,707            50,740
                                                                                  ---------------     -------------
  Total current liabilities                                                               122,025           171,357

Deferred tax liability                                                                     21,269            70,000
Other liabilities                                                                           8,822             3,492
                                                                                  ---------------     -------------
  Total Liabilities                                                                       152,116           244,849

Stockholders' Equity:
Common stock                                                                              572,509           567,001
Retained earnings                                                                         193,372           346,469
Accumulated other comprehensive loss                                                      (15,141)          (50,412)
                                                                                  ---------------     -------------
Total stockholders' equity                                                                750,740           863,058

   Total Liabilities and
   Stockholders' Equity                                                                  $902,856        $1,107,907
                                                                                  ===============     =============

______________
  * Information derived from the audited Consolidated Financial Statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SANDISK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                  Three Months Ended                     Six Months Ended
                                                                       June 30,                              June 30,
                                                         ----------------------------------    ----------------------------------
                                                               2001               2000               2001               2000
                                                         ---------------     --------------    ---------------     --------------
Revenues:
 Product                                                        $ 88,115           $122,573          $ 176,198           $219,822
 License and royalty                                              19,033             21,376             32,277             33,496
                                                         ---------------     --------------    ---------------     --------------
  Total revenues                                                 107,148            143,949            208,475            253,318

Cost of sales                                                    106,752             84,514            225,532            152,272
                                                         ---------------     --------------    ---------------     --------------
Gross profits (losses)                                               396             59,435            (17,057)           101,046

Operating expenses:
 Research and development                                         14,218             11,051             30,571             19,820
 Sales and marketing                                              10,533             11,519             20,751             22,063
 General and administrative                                        4,295              6,013              8,574             10,760
                                                         ---------------     --------------    ---------------     --------------
  Total operating expenses                                        29,046             28,583             59,896             52,643

Operating income (loss)                                          (28,650)            30,852            (76,953)            48,403

Equity in income of joint ventures, net of
        equity in losses of joint ventures                          (127)                --                507                 --
Interest income                                                    3,079              5,818              7,154             11,436
Gain (loss) on investment in foundry                                  --                 --           (179,981)           344,168
Other income (expense), net                                         (219)               665             (2,002)             1,099
                                                         ---------------     --------------    ---------------     --------------
Income (loss) before taxes                                       (25,917)            37,335           (251,275)           405,106
Provision for (benefit from) income taxes                        (15,923)            13,067            (98,179)           161,567
                                                         ---------------     --------------    ---------------     --------------
Net income (loss)                                               $ (9,994)          $ 24,268          $(153,096)           243,539
                                                         ===============     ==============    ===============     ==============

Net income (loss) per share
 Basic                                                            $(0.15)             $0.36             $(2.25)             $3.66
 Diluted                                                          $(0.15)             $0.33             $(2.25)             $3.34

Shares used in computing net income (loss) per share
 Basic                                                            68,088             66,817             67,951             66,456
 Diluted                                                          68,088             72,798             67,951             72,907

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SANDISK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                       ---------------  ----------------
                                                                           2001                  2000
                                                                       ----------             ----------
Cash flows from operating activities:
Net income (loss)                                                      $(153,096)             $ 243,539
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation                                                             9,297                  7,059
  Deferred taxes                                                         (97,447)               138,437
  Loss (gain) on investment in foundry                                   179,981               (344,168)
  Equity in income of joint ventures, net of equity                         (507)                    --
    losses of joint ventures
  Loss on write down/ disposal of fixed assets                             8,907                    858
  Changes in operating assets and liabilities:
    Accounts receivable, net                                              43,682                (31,224)
    Inventories                                                           40,713                (11,081)
    Prepaid expenses and other assets                                        (75)                (4,844)
    Accounts payable                                                      (6,345)                11,914
    Accrued payroll and related expenses                                  (6,802)                 3,408
    Income taxes payable                                                 (14,406)                16,162
    Other accrued liabilities                                              2,253                  7,246
    Deferred revenue                                                     (24,033)                 3,558
    Other non-current liabilities                                          5,332                     --
                                                                       ---------            -----------
      Total adjustments                                                  140,553               (202,645)
                                                                       ---------            -----------

 Net cash provided by (used in) operating activities                     (12,544)                40,894

    Cash flows from investing activities:
    Purchases of short term investments                                  154,987               (189,179)
    Proceeds from sale of short term investments                         193,526                195,624
    Investment in equity securities                                      (20,361)               (14,970)
    Investment in joint ventures                                         (16,971)                    --
    Acquisition of capital equipment                                     (15,539)               (10,922)
                                                                       ---------            -----------
 Net cash used in investing activities                                   (14,332)               (19,447)

Cash flows from financing activities:
    Sale of common stock                                                   5,508                  8,212
                                                                       ---------            -----------
 Net cash provided by financing activities                                 5,508                  8,212
                                                                       ---------            -----------

Net increase (decrease) in cash and cash equivalents                     (21,368)                29,659
                                                                       ---------            -----------

Cash and cash equivalents at beginning of period                         106,277                146,170
                                                                       ---------            -----------
Cash and cash equivalents at end of period                             $  84,909              $ 175,829
                                                                       =========            ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SANDISK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the "Company") as of June 30, 2001, and the results of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for, the year ended December 31, 2000. The condensed consolidated balance sheet data as of December 31, 2000 was derived from the audited financial statements.

     The Company's results of operations for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000 are not necessarily indicative of results of operations and cash flows for any future period.

     2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The second fiscal quarter of 2001 and 2000 ended on July 1, 2001 and July 2, 2000, respectively. Fiscal year 2001 is 52 weeks long and ends on December 30, 2001. Fiscal year 2000 was 52 weeks long and ended on December 31, 2000. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

     3. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          In the first quarter of 2001, the Company recorded an inventory charge and wrote down inventories by $45.3 million, reflecting lower market pricing and the write off of excess and obsolete inventories. An additional inventory charge and write down of $23.1 million, reflecting a larger than anticipated decline in our average selling prices, was recorded in the second quarter of 2001. The Company also recorded a $7.6 million charge in the second quarter of 2001related to the retirement of unique NOR-based tooling and equipment and accelerated depreciation relating to the NOR to NAND transition. These charges reflect the Company's best estimation of the current value of inventory and assets, based on market pricing, customer demand, and future usability.

     4.   The components of inventories consist of the following:


                                                         June 30,   December 31,
                                                            2001        2000
                                                         ---------  ----------
                                                             (in thousands)
Raw materials........................................     $11,545    $33,092
Work-in-process......................................      11,976     53,921
Finished goods.......................................      32,366      9,587
                                                          -------    -------
                                                          $55,887    $96,600
                                                          =======    =======

     5. The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                     -------------------------------     ----------------------------------
                                                              2001              2000               2001                2000
                                                     -------------     -------------     --------------     ---------------
                                                        (in thousands), except for          (in thousands), except for per
                                                             per share amounts                      share amounts
Numerator:
  Numerator for basic and diluted net income (loss)
   per share--net income (loss)                            $(9,994)          $24,268          $(153,096)           $243,539
                                                       ===========       ===========       ============        ============

Denominator for basic net income (loss) per share:
  Weighted average common shares                            68,088            66,817             67,950              66,456
                                                       -----------       -----------       ------------        ------------
Basic net income (loss) per share                          $ (0.15)          $  0.36          $   (2.25)           $   3.66
                                                       ===========       ===========       ============        ============

Denominator for diluted net income (loss) per share:
  Weighted average common shares                            68,088            66,817             67,950              66,456
  Employee common stock options                                ---             5,981                ---               6,451
                                                       -----------       -----------       ------------        ------------

Shares used in computing diluted net
  income (loss) per share                                   68,088            72,798             67,950              72,907
                                                       ===========       ===========       ============        ============

Diluted net income (loss) per share                        $ (0.15)          $  0.33          $   (2.25)           $   3.34
                                                       ===========       ===========       ============        ============

     For the three months ended June 30, 2001 and 2000, options to purchase 8,229,000 and 340,000 shares of common stock, respectively, have been excluded from the earnings per share calculation, as their effect is antidilutive. For the six months ended June 30, 2001 and 2000, options to purchase 8,391,000 and 214,000 shares of common stock, respectively, have been excluded from the earnings per share calculation, as their effect is antidilutive.


     6. The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that there will not be any disputes regarding the Company's intellectual property rights. Specifically, there can be no assurance that any patents held by the Company will not be invalidated or that others will not be granted rights under the Company's patents, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

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

     On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., SanDisk's wholly owned subsidiary in Japan. The complaint alleges that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents, which are related primarily to the mechanical construction of memory cards. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of SanDisk CompactFlash and flash ATA memory cards in Japan. Mitsubishi dropped two of the patents from the suit. During the second quarter, we won a favorable ruling, dismissing the complaint on the third patent and thereby concluding the Mitsubishi lawsuit.

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

     The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in currencies other than the U.S. dollar. The Company is also exposed to interest rate risk inherent in its debt and investment portfolios. The Company's risk management strategy provides for the use of derivative financial instruments, including foreign exchange forward contracts, to hedge certain foreign currency exposures. The Company's intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into any speculative positions with regard to derivative instruments. The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates, only when natural offsets cannot be achieved. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include sales by subsidiaries, and assets and liabilities that are denominated in currencies other than the U.S. dollar. The Company's foreign currency hedges generally mature within six months.

     All derivatives are recorded at fair market value on the balance sheet, classified in other assets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period.

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

     At June 30, 2001, the Company had $24.5 million in Japanese Yen-denominated accounts payable and open purchase orders designated as cash flow hedges or fair value hedges against Japanese Yen-denominated cash holdings and accounts receivable. The Company estimates the fair values on derivatives based on quoted market prices or pricing models using current market rates. At June 30, 2001, the Company had one forward contract to sell Yen in the amount of $8.4 million. There was no unrealized loss on derivative instruments as of June 30, 2001.

     In the second quarter of 2001, the Company had a net foreign currency transaction loss of $0.1 million, compared to a gain of $0.6 million in the
second quarter of 2000.   In the six months ended June 30, 2001, the Company had
a net foreign currency transaction loss of $2.0 million, compared to a gain of $1.1 million in the six months ended June 30, 2000. These amounts are primarily due to translation adjustments on Japanese Yen-based assets.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is not expected to have a significant impact on our financial position at transition. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


     8. Accumulated other comprehensive income (loss) presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-term portion of the Company's investment in UMC, net of the related tax effects, for all periods presented.

                                                                  Three Months Ended                   Six Months Ended
                                                                       June 30,                            June 30,
                                                          --------------------------------     ------------------------------
                                                                   2001               2000              2001             2000
                                                          -------------      -------------     -------------     ------------
                                                                    (in thousands)                      (in thousands)
Net income (loss)                                              $ (9,994)           $24,268         $(153,096)        $243,539

 Unrealized gain (loss) on available-for-sale securities:       (15,709)             1,047           (15,339)          10,854
                                                          -------------      -------------     -------------     ------------

Comprehensive income (loss)                                    $(25,703)           $25,315         $(168,435)        $254,393
                                                          =============      =============     =============     ============

     Accumulated other comprehensive loss was $15.1 million and $50.4 million at June 30, 2001 and December 31, 2000, respectively. The balance at June 30, 2001 and December 31, 2000 included unrealized losses on UMC of $15.7 million and $50.3 million, respectively.


     9. In January 2001, the Company invested the final $15 million of its $150 million cash commitment in FlashVision, L.L.C., its joint venture with Toshiba for the development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. The first draw down of $20 million in equipment lease lines to equip FlashVision's manufacturing clean room with advanced wafer processing equipment occurred during the first quarter of 2001. The second draw down of $30 million occurred during the second quarter of 2001, and the third draw down of $46 million occurred early in the third quarter of 2001. A total of up to $215 million will be guaranteed by the Company. The Company accounts for this investment using the equity method, and recorded $181,000 as its share of the equity in income of joint ventures in the second quarter of 2001, and total income of $1.1 million in the first six months of 2001.

     10. As discussed in the Company's Form 10-K for the year ended December 31, 2000 and Form 10-Q for the first quarter ending March 31, 2001, the market value of SanDisk's investment in UMC had declined significantly from January 3, 2000, the date of the exchange of USIC shares for UMC shares. At that time, the fair value of the investment was $395.4 million, and a pretax gain of $344.2 million was recorded on our original investment of $51.2 million. On March 31, 2001 the value of the UMC shares declined to $215.8 million, and it was determined that the decline in the market value of the investment in UMC was other than temporary, as defined by generally accepted accounting principles, so a loss of $179.6 million was recorded, or $114.0 million net of taxes. This loss was included in other income and expense in the first quarter of 2001. At the end of the second quarter of 2001, the value of the investment in UMC has declined further. However, at this time it is believed that this further decline is temporary. Accordingly, the decline in value of $26.0 million, or $15.7 million net of taxes, on the marketable portion of our investment is recorded in other comprehensive income (loss), in accordance with Statement of Financial Accounting Standards Number 115. If the decline in the fair value of these UMC shares is deemed to be other- than-temporary or declines further, it may be necessary to record additional losses. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC's stock, if the UMC shares are sold.

     11. On July 4, 2000, SanDisk entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones. On January 26, 2001, Tower satisfied the closing conditions of the share purchase agreement, and the Company transferred the first $20 million of its investment from an escrow account to purchase 866,551 shares ordinary shares and obtain $8.8 million in pre-paid wafer credits. Upon the completion of the first milestone, on March 1, 2001, the Company exercised its first warrant and paid Tower an additional $11.0 million to purchase 366,690 ordinary shares and obtain $6.1 million prepaid wafer credits. Upon the completion of the second milestone, on May 1, 2001, the Company exercised its second warrant and paid Tower an additional $11.0 million to purchase 366,690 ordinary shares and obtain $6.8 million prepaid wafer credits. Wafer credits are recorded in other assets at fair value. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. We expect first wafer production to commence at the new fabrication facility in late 2002.

     12. On August 9, 2000, SanDisk entered into a joint venture, DigitalPortal Inc., or DPI, with Photo-Me International, or PMI, for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, SanDisk and PMI will each make an initial investment of $4.0 million and secure lease financing for the purchase of the kiosks. During the second quarter of 2001, $2.0 million in cash investments were made in DPI. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. The Company estimates that it will guarantee equipment lease arrangements of approximately $40.0 million over the first two years of the agreement. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. The Company expects the first kiosks to be deployed in pilot programs in select retail stores in the United States starting in the third quarter of 2001. The Company accounts for this investment under the equity method, and recorded a loss of $308,000 as its share of the equity in loss of joint venture in the second quarter of 2001 and a total loss $568,000 in the first six months of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this report are forward-looking statements under
Section 21E of the Securities and Exchange Act of 1934, as amended, based on our current expectations, and entail various significant risks and uncertainties that could cause our actual results to differ materially from those expressed in such forward looking statements. Forward-looking statements in this report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such risks and uncertainties are discussed below and in our Form 10-K for the year ended December 31, 2000 under the heading "Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

Overview

     SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In the first six months of fiscal 2001, approximately 77% of our product sales were derived from the consumer electronics market, particularly sales of CompactFlash and MultiMediaCard products for use in digital cameras and portable music devices. Our CompactFlash products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our CompactFlash , MultiMediaCard, Secure Digital card and SmartMedia card products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consumer market will continue to represent a majority of our sales, and increase as a percentage of sales in future years, as the popularity of consumer applications, including digital cameras, increases.

     Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, availability of foundry capacity, our ability to match supply with demand, excess supply from competition which may lead to lower pricing and excess inventory, low order visibility, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, the timing of significant orders, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, weak worldwide economic conditions and uncertainty, and exchange rate fluctuations. We have experienced seasonality in the past, and as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become subject to more pronounced seasonal declines in the first quarter of each year. See "Factors That May Affect Future Results--Our Operating Results May Fluctuate Significantly Which May Adversely Affect Our Stock Price" and "--There is Seasonality in Our Business."

     Beginning in late 1995, we adopted a strategy of licensing our flash technology, including our patent portfolio, to third-party manufacturers of flash products. To date, we have entered into patent cross-license agreements with several companies, and intend to pursue opportunities to enter into additional licenses. Under our current license agreements, licensees pay us license fees, royalties, or a combination thereof. In some cases, the compensation to us may be partially in the form of guaranteed access to flash memory-manufacturing capacity from the licensee. The timing and amount of royalty payments and the recognition of license fees can vary substantially from quarter to quarter depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

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

     All of our Flash memory card products require silicon wafers, the majority of which are currently supplied by Toshibafrom its Yokkaichi wafer fab in Japan and through our FlashVision joint venture in Virginia, as well as UMC in Taiwan. Semiconductor manufacturers, including UMC and Toshiba, as well as competitors such as Samsung, added new advanced wafer fab capacity during 2000. This additional capacity, along with slowing economic conditions experienced late in the fourth quarter of 2000 and into 2001, has resulted in excess supply and intense pricing pressure. If industry-wide demand for our products continues to be below the industry-wide available supply, our product prices could decrease further causing our revenues and gross margins to continue to decline significantly. Under our wafer supply agreements, there are limits on the number of wafers we can order and our ability to change that quantity, either up or down, is restricted. Accordingly, our ability to react to significant fluctuations in demand for our products is limited. If customer demand falls below our forecast and we are unable to reschedule or cancel our orders for wafers or other long lead-time items such as controller chips or printed circuit boards, we will end up with excess inventories, which could result in higher operating expenses and reduced gross margins. If customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain adequate quantities of flash memory wafers with acceptable prices and yields from our current and future wafer foundries, our business, financial condition and results of operations could be harmed. During the startup and production ramp at the Virginia fabrication facility, while the unit output is still relatively low compared to the fixed expenses, we expect our gross margins to be adversely impacted .See "Factors That May Affect Future Results--Our Operating Results May Fluctuate Significantly."

     In the first quarter of 2001, we recorded an inventory charge and wrote down inventories by $45.3 million, reflecting lower market pricing and the write off of excess and obsolete inventories. In the second quarter of 2001, we recorded an additional inventory charge and inventory write down of $23.1 million, reflecting a larger than anticipated decline in our average selling prices. We also recorded a $7.6 million charge in the second quarter of 2001 related to the retirement of unique NOR-based tooling and equipment and accelerated depreciation relating to our transition from NOR to NAND. We may be forced to write down inventories again, if the current deterioration in market demand for our products continues and our inventory levels continue to exceed customer orders. In addition, we may have to write down our inventories if continued pricing pressure results in a net realizable value that is lower than our cost, or if part of the inventory becomes obsolete. We believe the current level of inventory is in line with the anticipated level of near-term business. However, we are obligated to honor existing purchase orders that we have placed with our suppliers, which may increase our inventory levels if demand does not increase. Furthermore, to assure favorable future business relations with our major suppliers, we may choose not to shut down their production of our products. In the case of FlashVision manufacturing at Dominion in Virginia, both Toshiba and SanDisk are obligated to purchase their share of the production output, which may make it more difficult for us to reduce our inventory.

     Excess inventory not only uses our cash, but can also result in substantial losses if such inventory, or large portions thereof, has to be revalued due to lower market pricing or product obsolescence. These inventory adjustments decrease gross margins and have resulted in, and could in the future result in, fluctuations in our gross margins and net earnings in the quarter in which they occur. The total write downs to inventories and write offs of NOR-based tooling and equipment of $76.0 million in the first six months of 2001 represented 43% of product revenues, resulting in a decrease of product gross margins from positive 15% to negative 28%.

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

     For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry, for example FlashVision. To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including development of future generations of flash memory. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. If the current industry-wide and worldwide economic slowdown continues for the rest of fiscal 2001, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive, and correspondingly impacting gross margins. The output of NAND flash wafers from FlashVision is expected to increase substantially in the second half of 2001, which will result in a corresponding increase of our NAND inventory if the market conditions for the sale of our products do not improve materially in the second half. See "Factors That May Affect Future Results--We Must Achieve Acceptable Manufacturing Yields."

Results of Operations

     Product Revenues. Our product revenues were $88.1 million in the second quarter of 2001, down $34.5 million or 28% from the second quarter of 2000. Product revenues were $176.2 million in the first six months of 2001, down $43.6 million or 20% from the first six months of 2000. During the second quarter of 2001, total flash memory product units shipped increased approximately 15% over the second quarter of 2000, and the unit increase was 16%, when comparing the first six months of 2001 to the first six months 2000. The largest unit increase came from sales of CompactFlash products, followed by the addition of Secure Digital Cards. CompactFlash products represented 55% of product revenues and MultiMediaCards 10% of product revenues for the first six months of 2001, compared to 46% and 19%, respectively, in the first six months of 2000.

     The average selling price per megabyte of memory shipped declined 33% in the first six months of 2001, due primarily to competitive pricing pressures driven by excess supply in the market. Average unit selling prices decreased by 43% during the first six months of 2001, due to a 33% price decline per megabyte, and a decrease in the average megabytes per unit associated with an increase in sales of lower capacity cards. The average unit selling price had decreased 6% in the first six months of 2000. The mix of products sold varies from quarter to quarter and will continue to vary in the future, affecting our overall average selling prices and gross margins.

     Product revenues in the second quarter of 2001 were flat, when compared to the first quarter of 2001. The total units shipped increased 16% and the average selling price per megabyte decreased by 22%. Compared to the first quarter of 2001, average unit selling price for memory products decreased 33% from quarter to quarter. Total revenues for the second quarter of 2001 were up $5.8 million or 6% compared to $101.3 million in the first quarter of 2001 driven by an increase in license and royalty revenues.

     Sales to the consumer market represented 79% of product revenues, while the telecommunications/ industrial market made up the remaining 21% in the first six months of 2001. This compares to approximately 70% and 30%, respectively, in the first six months of 2000. Sales to the retail channel represented 53% and 46% of product revenues in the second quarter and first six months of 2001, compared to 29% and 35% in the second quarter and first six months of 2000. The mix of products sold varies from quarter to quarter and will continue to vary in the future, affecting our overall average selling prices and gross margins.

     Export sales represented 51% and 59% of our product revenues in the second quarter and first six months of 2001, compared to 55% and 54% in the second quarter and first six months of 2000. We expect international sales to continue to represent a significant portion of our product revenues. Our top ten customers represented approximately 54% and 57% of our product revenues in the second quarter and first six months of 2001, compared to 49% and 50% in the same periods of 2000. In the first six months of 2001, sales to one customer totaled 16% of product revenue, and there was no customer that represented more than 10% of product sales in the first six months of 2000. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

     License and Royalty Revenues. We earn patent license fees and royalties under several cross-license agreements. License and royalty revenues from patent cross-license agreements were $19.0 million and $32.3 million in the second quarter and first six months of 2001, compared to $21.4 million and $33.5 million in the same periods of 2000. Revenues from licenses and royalties increased to 15% of total revenues in the first six months of 2001 from 13% in the first six months of 2000. Our revenues from patent license and royalties fluctuate quarterly based on the timing of revenue recognition under our various agreements. We expect license and royalty revenues to be approximately $9 million in the third quarter of 2001.

     Gross Profits. In the second quarter and first six months of 2001, gross profits were $396,000, or less than 1% of total revenues, and negative $17.1 million, or negative 8% of total revenues, compared to positive $59.4 million, or 41% of total revenues, and positive $101.0 million, or 40% of total revenues, in the same periods of 2000. In the second quarter and first six months of 2001, product gross margins were negative 21% and negative 28% of product revenues, compared to positive 31% in each of the same periods of 2000. Cost of sales in the second quarter of 2001 included charges totaling $30.7 million, and the first six months of 2001 included charges totaling $76.0 million. These charges reflect substantially lower market pricing, reduced demand for our products, and the write off of excess and obsolete inventory components and equipment. Excluding these charges, our product gross margin for the second quarter and first six months of 2001 would have been 14% and 15%, respectively. Our product gross margins were also adversely affected by the decrease of 33% in average selling prices per megabyte in the first six months of 2001.

     Operating Expenses. Given the current market conditions, we have instituted strict expense control measures. These measures in the first six months of 2001 included a reduction in our work force in the first quarter of 2001 and cuts in discretionary spending. In the first six months of 2001, our headcount, including full-time and temporary employees, has decreased by 16%. However, we are continuing to invest in research and development of advanced technologies and future products.

     Research and Development Expenses. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $14.2 million in the second quarter of 2001, up $3.1 million or 29% from $11.1 million in the second quarter of 2000. In the first six months of 2001, research and development expenses were $30.6 million, up $10.8 million or 54% from $19.8 million in the first six months of 2000. These increases were primarily due to increased salary and related expenses associated with additional personnel, increased project expenses to support the development of new generations of flash data storage products including the 512 megabit and 1 gigabit flash memory co-development with Toshiba, and increased depreciation and amortization expenses. Research and development expenses represented 13% and 15% of total revenues in the second quarter and first six months of 2001, compared to 8% in the each of the same periods of 2000. We expect our research and development expenses to continue to increase in future quarters to support the development and introduction of new generations of flash data storage products, including the joint venture with Toshiba and the development of advanced controller chips.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturers representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $10.5 million in the second quarter of 2001, down $1.0 million or 9% from $11.5 million in the second quarter of 2000. In the first six months of 2001, sales and marketing expenses were $20.8 million, down $1.3 million or 6% from $22.1 million in the first six months of 2000. These decreases were primarily due to decreased variable compensation and selling expenses related to reduced revenue levels, offset by increased salary and related expenses associated with additional personnel and the additional expenses due to the increase in revenue in our retail channel as a percentage of total product revenues. Sales and marketing expenses represented approximately 10% of total revenues in the second quarter and first six months of 2001, compared to 8% and 9% for each of the same periods of 2000. We expect sales and marketing expenses to continue to increase, as we continue to develop our retail channel and brand awareness for our products and as we increase our marketing activities for our Secure Digital Card products.

     General and Administrative Expenses. General and administrative expenses include the cost of our finance, information systems, human resources, stockholder relations, legal and administrative functions. General and administrative expenses were $4.3 million in the second quarter of 2001, down $1.7 million or 29% from $6.0 million in the first quarter of 2000. In the first six months of 2001, general and administrative expenses were $8.6 million, down $2.2 million or 20% from $10.8 million in the first six months of 2000. These decreases were primarily due to lower legal fees, offset by increased salary and related expenses associated with additional personnel. General and administrative expenses represented 4% of total revenues in the second quarter and first six months of 2001 and 2000. General and administrative expenses could increase substantially in the future if we continue to pursue litigation to defend our patent portfolio. In addition, we expect general and administrative expenses to continue to increase as our general and administrative functions grow to support our overall expected growth and our investments in infrastructure.

     Equity in Income of Joint Ventures. In the second quarter and first six months of 2001, equity in income (loss) of joint ventures of ($127,000) and $506,000 included our share of interest income, net of expenses, from our FlashVision joint venture and expenses from our DigitalPortal joint venture. As FlashVision utilizes cash to fund its operations in future quarters, its interest income will decrease. DPI's expenses are expected to increase as operations are ramped up.

     Interest Income. Interest income was $3.1 million and $7.2 million in the second quarter and first six months of 2001 compared to $5.8 million and $11.4 million in the same periods of 2000. The decreases are a result of our lower cash and investment balances, associated with our investments in Tower and FlashVision, as well as cash used in operations, and the lower interest rates in 2001 when compared to 2000. We expect interest income to decrease in the third quarter of 2001 as cash balances will decrease due to the utilization of cash to fund operating activities and internal capital acquisitions and investments due to the transition from NOR to NAND technology.

     Loss on Investment in Foundry. As discussed in footnote 10 of the financial statements included in this report, the market value of our investment in UMC has declined significantly. On January 3, 2000, the date we exchanged our USIC shares for UMC shares, the fair value of our investment was $395.4 million. At that time, we recorded a pretax gain of $344.2 million on our original investment of $51.2 million. On March 31, 2001 the value of our UMC shares declined to $215.8 million, and it was determined that the decline in the market value of the investment in UMC was other than temporary, as defined by generally accepted accounting principles, so we recorded a loss of $179.6 million, or $114.0 million after taxes. This loss was included in other income and expense in the first quarter of 2001. At the end of the second quarter of 2001, the fair value of our investment in UMC had declined further. However, at this time we believe that this further decline is temporary. Accordingly, we have recorded the decline in value of $26.0 million, or $15.7 million net of taxes, on the marketable portion of our investment in other comprehensive income
(loss), in accordance with Statement of Financial Accounting Standards Number
115. If the decline in value of our UMC shares is deemed to be other- than-temporary or declines further, we may be required to record additional losses. In addition, in future periods, we may recognize a gain or loss, due to fluctuations in the market value of UMC's stock, if we sell our UMC shares. Also included in the loss on investment in foundry is a loss on our investment in SmartDisk for $382,000 during the first quarter of 2001, as its decline in value was also determined to be other than temporary.

     Other Income (Expense), Net. Other expense, net was $219,000 and $2.0 million in the second quarter and first six months of 2001 compared to other income, net of $665,000 and $1.1 million in the same periods of 2000. The expense in 2001 was primarily due to foreign exchange losses on our Japanese Yen denominated assets, compared to significant gains on Japanese Yen denominated assets in 2000.

     Provision for Income Taxes. For the first six months of 2001, we recorded a tax rate benefit of 38%, due largely to a tax rate benefit on the UMC loss of 39.5%. This compares with an effective tax rate expense of approximately 40% in the first six months of 2000.

Liquidity and Capital Resources

     As of June 30, 2001, we had working capital of $461.7 million, which included $84.9 million in cash and cash equivalents and $221.9 million in short-term investments, excluding our investment in UMC. Operating activities used $12.5 million of cash in the first six months of 2001 primarily due to the net loss and a relief of future tax obligations of $111.9 million and a decrease in deferred revenue of $24.0 million. These were partially offset by cash provided by a decline in accounts receivable of $43.7 million, due to strong collections, and a reduction in inventories of $40.7 million, reflecting the reduced value. In the first six months of 2000, operating activities provided $40.9 million of cash, primarily from net income, an increase in future tax obligations of $154.6 million and an increase in accounts payable of $11.9 million, due to increased levels of inventory purchases, partially offset by an increase in accounts receivable of $31.2 million, due to increased revenues, and inventories of $11.1 million, required to support anticipated increased levels of revenues in the upcoming quarters.

     Net cash used in investing activities in the first six months of 2001 of $14.3 million included our investments in Tower of $20.4 million, net of prepaid wafer credits of $21.6 million, our additional investment in the FlashVision foundry joint venture of $15.0 million, investments in DPI of $2.0 million, and capital equipment purchases of $15.5 million, which were partially offset by net proceeds of short term investments of $38.5 million. In the first six months of 2000, investing activities used $19.4 million due to an investment in FlashVision of $15.0 and capital equipment purchases of $10.9 million, offset by net proceeds of short term investments of $6.4 million. In the first six months of both 2001 and 2000, cash provided by financing activities was primarily due to the sale of common stock through our stock option and employee stock purchase plans.

     On January 3, 2000, the USIC foundry was merged into UMC. We had invested $51.2 million in USIC. In exchange for its USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. Trading restrictions expired on one-half of the shares on July 3, 2000, and the remaining shares become available for sale over a two-year period beginning in January 2002. On March 31, 2001 the value of our UMC shares declined to $215.8 million, and it was determined that the decline in the market value of the investment in UMC was other than temporary, as defined by generally accepted accounting principles, so we recorded a loss of $179.6 million, or $114.0 million after taxes. This loss was included in other income and expense in the first quarter of 2001. At the end of the second quarter of 2001, the value of our investment in UMC has declined further. However, at this time we believe that this further decline is temporary. Accordingly, we have recorded the decline in value of $26.0 million, or $15.7 million net of taxes, on the marketable portion of our investment in other comprehensive income, in accordance with Statement of Financial Accounting Standards Number 115. If the decline in value of our UMC shares is deemed to be other- than-temporary or declines further, we may be required to record an additional unrealized loss. In addition, in future periods, we may recognize a gain or loss, due to fluctuations in the market value of UMC's stock, if we sell our UMC shares. Also included in the loss on investment in foundry is a loss on our investment in SmartDisk for $382,000 during the first quarter of 2001, as its decline in value was also determined to be other than temporary.

     In January 2001, we invested the final $15 million of $150 million in cash in FlashVision LLC, our joint venture with Toshiba for the development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. The first draw down of $20 million in equipment lease lines to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment occurred during the first quarter of 2001. The second draw down of $30 million occurred during the second quarter of 2001, and the third draw down of $46 million occurred early in the third quarter of 2001. We will guarantee a total of up to $215 million. We account for this investment using the equity method, and recorded equity in income of joint ventures of $181,000 in the second quarter of 2001, and $1.1 million in the first six months of 2001, which included interest income, net of operating expenses.

     On July 4, 2000, we entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones. On January 26, 2001, Tower satisfied the closing conditions of the share purchase agreement, and we transferred the first $20.0 million of this investment from an escrow account to purchase 866,551 shares ordinary shares and obtain $8.8 million in pre-paid wafer credits. Upon the completion of the first milestone, on March 1, 2001, we exercised the first warrant and paid Tower $11.0 million to purchase 366,690 ordinary shares and obtain $6.1 million prepaid wafer credits. Upon the completion of the second milestone, on May 1, 2001, we exercised the second warrant and paid Tower an additional $11.0 million to purchase 366,690 ordinary shares and obtain $6.8 million prepaid wafer credits. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. We expect first wafer production to commence at the new fabrication facility in late 2002.

     On August 9, 2000, we entered into a joint venture, DigitalPortal Inc., or DPI, with Photo-Me International, or PMI, for the manufacture, installation, marketing and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, we and PMI each own 50% of DPI and will each make an initial investment of $4.0 million and secure lease financing for the purchase of the kiosks. During the second quarter of 2001, we invested $2.0 million in DPI. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. We estimate that, as part of this joint venture, we will guarantee equipment lease arrangements of approximately $40.0 million over the first two years of the agreement. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. We expect the first kiosks to be deployed in pilot programs in select retail stores in the United States starting in the third quarter of 2001. We account for this investment under the equity method, and recorded a loss of $308,000 as equity in loss of joint venture in the second quarter of 2001, and a total loss of $568,000 in the first six months of 2001.

     We may make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future. We believe our existing cash and cash equivalents and short-term investments along with the capital equipment lease arrangements related to our FlashVision, L.L.C. joint venture and the planned equipment lease arrangements related to our Digital Portal, Inc. joint venture will be sufficient to meet our currently anticipated working capital, capital equipment expenditures, and joint venture and Tower foundry investment requirements for at least the next twelve months.

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

     .    unpredictable or declining demand for our products;

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

     . competing flash memory card standards, which displace the standards used in our products;

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

     . significant yield losses, which could affect our ability to fulfill customer orders and could increase our costs;

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


   Difficulty of estimating silicon wafer needs

     When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories, which could harm our gross margins and operating results. On the other hand, if we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers, which could harm our product revenues. Because our largest volume products, CompactFlash and MultiMediaCard, are sold into emerging consumer markets, it has been difficult to accurately forecast future sales. In addition, bookings visibility declined significantly late in the fourth quarter of 2000, and remains low in 2001 due to the current economic uncertainty in our markets. A substantial majority of our quarterly sales are currently, and have historically been, from orders received and fulfilled in the same quarter, which makes accurate forecasting very difficult. In addition, our product order backlog may fluctuate substantially from quarter to quarter.


   Anticipated growth in expense levels

     We significantly increased our expense levels in 2000 to support our growth. We may need to hire additional personnel in certain business areas or increase our operating expenses in 2001 to support our sales and marketing efforts and research and development activities, including our joint venture with Toshiba providing for the development of 512 megabit and 1 gigabit flash memory chips. We have significant fixed costs and we cannot readily reduce these expenses over the short term. If our revenues do not increase proportionately to our operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be harmed.

   Variability of average selling prices and gross margins

     Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash and MultiMediaCard products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash and MultiMediaCard products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras and digital music players, become more popular. In fiscal 2000, average selling prices per megabyte decreased 22% compared to fiscal 1999, reflecting the Flash memory supply shortages that prevailed during the first nine months of the year, which helped to keep selling prices in 2000 more stable than in 1999. Due to recent increases in flash memory foundry capacity and the economic slow-down in 2001, we expect that the decline in our average selling prices in 2001 will be more severe than in

2000. We have already experienced a 33% decline in our average selling price per megabyte of memory shipped in the first half of 2001. If we cannot reduce our product manufacturing costs in 2001 to offset these reduced prices, our gross margins and net profitability will suffer.

   Variability of license fees and royalties

     Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees. Given the current market outlook for 2001, sales of licensed flash products by our licensees may be substantially lower than the corresponding sales in recent quarters, which may cause a substantial drop in our royalty revenues. Because these revenues have higher gross margins than our product revenues, gross margins and net income fluctuate significantly with changes in license and royalty revenues. We receive royalty revenue reports from certain of our licensees twice a year, and record all revenues one quarter in arrears. We align estimates to actual reported royalty revenues when reports are received.

Continuing declines in our average sales prices may result in declines in our gross margins.

     In 2000, the average price per megabyte shipped declined 22% compared to 1999, and we have experienced a 33% decline in the first half of 2001. Flash data storage markets are intensely competitive, and price reductions for our products are necessary to meet consumer price points. Due to recent increases in flash memory foundry capacity and the worldwide economic slow-down in 2001, we expect that further price declines for our products in the next several quarters could be significant. If we cannot reduce our product manufacturing costs in the second half of 2001 to offset these reduced prices, our gross margins and net profitability will suffer.

Our selling prices may be affected by excess capacity in the market for flash memory products.

     In the first nine months of 2000, industry-wide demand for flash memory products exceeded the available supply, driven by an explosion in the growth of cellular phones and the accelerating shift in consumer electronics from analog to digital devices. Flash memory suppliers, including SanDisk, responded to this strong demand by significantly increasing investments in new advanced flash memory production capacity. This has led to a significant increase in worldwide flash memory supply which currently exceeds customer demand , causing excess supply in the markets for our products and significant declines in average selling prices. If this situation continues throughout 2001, we expect that price declines for our products could be significant on an annualized basis. If we cannot reduce our product manufacturing costs in 2001 to offset these reduced prices, our gross margins and net profitability will suffer.

Our business depends upon consumer products.

     In 2000, and the first six months of 2001, we continued to receive more product revenue and ship more units of products for consumer electronics applications, principally digital cameras, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and drive demand.

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

There is seasonality in our business.

     Sales of our products, in particular the sale of CompactFlash, MultiMediaCard, Secure Digital card and Smartmedia card products, in the consumer electronics market may be subject to seasonality. As a result, product sales may be impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In addition, in the past we have experienced a decrease in orders in the first quarter from our Japanese OEM customers primarily because most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. Although we did not experience seasonality in 2000, we cannot assure you that we will not experience seasonality in the future.

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

     . problems with design and manufacturing of products that will incorporate these devices, which may result in delays or product recalls; and

     .    production delays.

     Because our products are complex, we periodically experience significant delays in the development and volume production ramp up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

   D2 flash technology

     We have developed new products based on D2 NOR flash technology, a flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as D2 flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced product availability. As we transition from NOR to NAND technology, we expect to develop NAND MLC (Multi Level Cell) products which are the D2 NOR equivalents, and which will allow each NAND memory cell to store two data bits in place of one bit. NAND MLC technology is highly complex and has never been successfully commercialized. We may not be able to manufacture future generations of NAND MLC products with yields sufficient to result in lower costs per megabyte. If we are unable to bring future generations of high density flash memory into full production as quickly as planned or if we experience unplanned yield or reliability problems, our revenues and gross margins will decline.

   Secure Digital Card products

     SanDisk, along with Matsushita and Toshiba, jointly developed and jointly promote the Secure Digital Card. The Secure Digital Card is an enhanced version of our MultiMediaCard that incorporates advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We began shipping our Secure Digital Card products in the first quarter of 2001, and began higher-volume production in the second quarter of 2001, with unit shipments more than doubling.

     The Secure Digital Card incorporates a number of new features, including SDMI compliant security and copy protection, a mechanical write protect switch and a high data transfer rate. Any problems or delays in establishing production capabilities or ramping up production volumes of our Secure Digital Card products could result in lost sales or increased manufacturing costs in 2001 and beyond. In addition, we cannot be sure that manufacturers of consumer electronic products will develop new products that use the Secure Digital Card or that content providers such as music studios will agree to distribute their copyrighted content for storage on Secure Digital Cards. For example, in 2000, and thus far in 2001, the major U.S. based content providers had significant success in U.S. courts in their litigation with Napster.Com and

MP3.Com, and this may have slowed down the widespread distribution of digital music on the internet. Although the Secure Digital Card is designed specifically to address the copy protection rights of the content providers, there can be no assurance that these content providers will find these measures sufficient or will agree to support them. Furthermore, there is no assurance that consumers will widely adopt Secure Digital Cards, as they only operate with copyrighted content. Conversely, broad acceptance of our Secure Digital Card by consumers may reduce demand for our MultiMediaCard and CompactFlash card products. See "-- The success of our business depends on emerging markets and new products."

   We are transitioning our technology to NAND based products

     The transition to NAND based products is very complex, and requires good execution from our manufacturing, technology, quality, marketing, and sales and customer support staffs. If the current soft market conditions continue through the second half of this year, or if we are unable for any reason to achieve customer acceptance of our card products built with these NAND flash chips, we will experience a significant increase in our inventory, as we are contractually obligated to purchase half of FlashVision's NAND wafer production output. This may result in inventory write offs and have a material adverse effect on our business, results of operations and financial condition.

     In connection with our ramping up of NAND flash wafer production through the FlashVision joint venture, we began to reduce our purchases of NOR flash wafers from UMC. At the same time, we began to increase our purchase of controller wafers from UMC and are continuing development of advanced flash memory technology at the 0.15 micron technology design rules.

We depend on third party foundries for silicon wafers.

     All of our flash memory card products require silicon wafers, the majority of which are currently supplied by Toshiba's wafer fab at Yokkaichi, Japan and through our FlashVision joint venture in Virginia, as well as UMC in Taiwan.. If Toshiba, Flashvision and UMC are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure or other causes could significantly harm our business, financial condition and results of operations.

     Under the terms of our wafer supply agreements with Toshiba, Flashvision and UMC, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month's forecast. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. In addition, in February 2000, we entered into a capacity and reservation deposit agreement with UMC. To reserve additional foundry capacity under this agreement, we paid UMC a reservation deposit. This deposit will be refunded to us on a quarterly basis, over the agreement term, if we purchase the full wafer capacity reserved for us. We may forfeit part of our deposit if we are unable to utilize our reserved capacity within four quarters of the end of the agreement term. If we are unable to obtain scheduled quantities of wafers with acceptable price and yields from any foundry, our business, financial condition and results of operations could be harmed.


Our investment in new flash memory wafer production may result in increased expenses and fluctuations in operating results.

     On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As a part of this transaction, we and Toshiba formed and contributed initial funding to FlashVision LLC, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. To date, we have invested a total of $150 million in cash, and have guaranteed $96 million in equipment lease lines to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment. We will guarantee a total of up to $215 million. We will use the new production capacity at Dominion to manufacture primarily NAND flash memory wafers with minimum lithographic feature size of 0.16 micron initially, moving to 0.13 micron in the future. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers and have never been used for the high volume manufacture of flash memory chips. Therefore, it is difficult to predict how long it will take to equip and commence production at the new facility and achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs, although we expect significant forward progress in the third quarter of 2001. We have not operated our own wafer fabrication facility in the past and therefore we rely on Toshiba to address these challenges. With our investments in the Dominion facility, we are now exposed to the adverse financial impact of any delays or manufacturing problems associated with the wafer production line. Any problems or delays in commencing production at the new Dominion facility could adversely impact our operating results in 2001 and beyond.

     We expect to incur substantial start up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment. During the ramp-up period, which began late in the second quarter of 2001, equipment depreciation began and line-operating expenses increased substantially. While the wafer output is still relatively low, the cost of wafers from the Dominion Virginia fab facility will is significantly higher than the cost of wafers from our other suppliers. This will negatively impact our overall product gross margins until the flash wafer output from Dominion reach a more optimum level. Under our agreement with Toshiba, we are committed to purchase 50% of the output from the Dominion facility. We will incur startup costs and pay our share of ongoing operating activities even if we do not utilize our full share of the Dominion output. Should customer demand for NAND flash products be less than our available supply, we may suffer from reduced revenues and increased expenses, and increased inventory of unsold NAND flash wafers, which could adversely affect our operating results. In order for us to sell NAND based CompactFlash, MultiMediaCards and Secure Digital Cards, we have been developing new controllers, printed circuit boards and test algorithms because the architecture of NAND flash is significantly different from our current NOR flash designs. Any technical difficulties or delays in the development of these elements could prevent us from taking advantage of the available NAND output and could adversely affect our results of operations.

     On July 4, 2000, we entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. Including the initial payment and payments relating to the completion of the first and second milestones, we have paid a total of $42 million in cash for an investment position of $20.4 million and wafer credits of $21.6 million. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. We expect first wafer production to commence at the new fabrication facility in late 2002 or early 2003.

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

     In the second quarter of 2001, we experienced a substantial drop in demand from our MultiMediaCard customers, which we are attributing to the expected switch by these customers to the Secure Digital Card.

   Secure Digital Card products

     As part of our June 2000 collaboration with Toshiba and Matsushita Electric Industrial Co. Ltd., we have jointly developed the Secure Digital Card, an enhanced version of our MultiMediaCard, which incorporates advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. We began shipping our Secure Digital Card products in 32 and 64 megabyte capacities in the first quarter of 2001. The Secure Digital Card is slightly thicker and uses a different interface than our MultiMediaCard. Because of these differences, the Secure Digital Card will not work in current products that include a MultiMediaCard slot. In order for the market for our Secure Digital Card to develop, manufacturers of digital audio/video and portable computing products must include a Secure Digital Card compatible slot in their products and acquire a license to the security algorithms. If OEMs do not incorporate Secure Digital Card slots in their products or do not buy our Secure Digital Cards, our business, financial condition and results of operations may be harmed. In addition, consumers may postpone or altogether forego buying products that utilize our MultiMediaCard in anticipation of new products such as MP3 players and digital camcorders that will incorporate the Secure Digital Card. If this occurs, sales of our MultiMediaCard products may be harmed. The main competition for the Secure Digital Card is expected to come from the MultiMediaCards supplied by competitors such as Hitachi and Infineon, as well as the Sony Memory Stick. Sony has substantially greater financial and other resources than we do and extensive marketing and sales channels and brand recognition. We cannot assure you that our Secure Digital Card will be successful in the face of such competition.

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

     During periods of excess supply in the market for our flash memory products, such as we have experienced in the first half of 2001 and continue to experience, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors.

Our international operations make us vulnerable to changing conditions and currency fluctuations.

   Political risks

     Currently, a significant portion of our flash memory wafers are produced by Toshiba in Japan and UMC in Taiwan. We also use a third-party subcontractor in Taiwan for the assembly and testing of our MultiMediaCard products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other's territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or MultiMediaCard products by our Taiwanese foundries and subcontractor. See "-- We depend on our suppliers and third party subcontractors."

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

     Although we do not believe the current political unrest in Israel represents a major security problem for Tower since Migdal Haemek, Israel is in a secure geographic location, the unrest may expand and even if it remains at current levels, could cause scheduling delays, as well as economic uncertainty, which could cause potential foundry customers to go elsewhere for their foundry business. We cannot assure you that the Tower facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price. Furthermore, if the current depressed business conditions for semiconductor wafers persists beyond 2002, Tower may be unable to operate their new fab at an optimum capacity utilization, which would cause them to operate at a loss. In addition, while the political unrest has not yet posed a direct security risk to our engineering design center in Israel, it may cause unforeseen delays in the development of our products.

   Economic risks

     We price our products primarily in U.S. dollars. Given the recent economic conditions in Asia and the European Union and the weakness of the Euro, Yen and other currencies relative to the United States dollar, our products may be relatively more expensive in these regions, which could result in a decrease in our sales. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could harm our business, financial condition and results of operations.

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

     We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, we rely on Toshiba's Yokkaichi fab, as well as UMC for a significant portion of our flash memory wafers as we ramp up our wafer production at our FlashVision joint venture in Virginia. NEC has traditionally supplied 100% of certain designs of our microcontrollers. During the second quarter, we commenced production of other controller designs at UMC.

     We also rely on third-party subcontractors for a substantial portion of wafer testing, packaged memory final testing, card assembly and card testing, including Silicon Precision Industries Co., Ltd. in Taiwan, Celestica, Inc. in China, and Amkor, in the Philippines. These three subcontractors will also be assembling and testing a majority of our mature, high-volume products. We began transferring portions of our testing and assembly operations to these subcontractors in the second half of 1999 and are still continuing this transition. We expect to substantially curtail our card manufacturing operations at our Sunnyvale production facility and outsource these operations to our overseas subcontractors. Any problems in this complex transition may result in a disruption of production and a shortage of product to meet customer demand. We have no long-term contracts with these subcontractors and cannot directly control product delivery schedules. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect could lead to product shortages or quality assurance problems, which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we are moving to turnkey manufacturing with some of our subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products.

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

     Our primary competitors include companies that develop and manufacture storage flash chips, such as Hitachi, Samsung, Micron Technology and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Intel, Macronix, Mitsubishi, Fujitsu, Sharp Electronics and ST Microelectronics. Companies that combine controllers and flash memory chips developed by others into flash storage cards include Lexar Media, M-Systems, Pretec, Simple Technology, Sony Corporation, Kingston Technology, Panasonic, Silicon Storage Technology, TDK Corporation, Matsushita Battery, Delkin Devices, Inc., Feiya Technology Corporation, Dane-Elec Manufacturing, Silicon Tek, Infineon Technologies, PNY and Viking Components.

     In addition, many companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe additional manufacturers will enter the CompactFlash market in the future.

     We have entered into an agreement with Matsushita and Toshiba to jointly develop and promote a next generation flash memory card called the Secure Digital Card. Under this agreement, Secure Digital Card royalty-bearing licenses will be granted to other flash memory card manufacturers, which will increase the competition for our Secure Digital Card, CompactFlash and MultiMediaCard products. In addition, Matsushita and Toshiba have commenced selling Secure Digital Cards that will compete directly with our products. While other flash card manufacturers will be required to pay the SD Association license fees and royalties, which will be shared among Matsushita, Toshiba and SanDisk, there will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital Card. Thus, we will forfeit potential royalty income from Secure Digital Card sales by Matsushita and Toshiba.

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

     According to independent industry analysts, Sony's Mavica digital camera captured a considerable portion of the U.S. market for digital cameras from 1998 to 2000. The Mavica uses a standard floppy disk to store digital images and therefore uses no CompactFlash, or any other flash cards. Our sales prospects for CompactFlash cards have been adversely impacted by the success of the Mavica. Recently, Sony has shifted its focus to the use of its flash Memory Stick in its latest digital camera models. Sony's consumer electronics products, which use the Memory Stick, cannot use any of our current flash cards and therefore erode our overall market share for such cards.

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

     In the first quarter of 2000, Sanyo announced that it is developing a miniature magneto-optical storage device for use in future digital cameras, music players and camcorders. Although this storage device has not yet been widely adopted outside of Sanyo, there can be no assurance that this device will not be adopted by some of our OEM customers.

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

     Furthermore, we expect to face competition from existing competitors and from other companies that may enter our existing or future markets that have similar or alternative data storage solutions, which may be less costly or provide additional features. For example, Infineon has formed a joint venture with Saifun, an Israeli startup company, to develop a proprietary flash memory technology which will be targeted at low cost data storage applications. Price is an important competitive factor in the market for consumer products. Increased price competition could lower gross margins if our average selling prices decrease faster than our costs and could also result in lost sales.

Sales to a small number of customers represent a significant portion of our revenues.

     Approximately one-half of our revenues came from a small number of customers in fiscal 2000 and 1999. For example, sales to our top 10 customers accounted for approximately 54% and 57% of our product revenues in the second quarter and first six months of 2001, compared to 49% and 50% in the same periods of 2000. In the first six monthsof 2001, sales to one customer totaled 16% of product sales, and there was no customer that represented more than 10% of product sales in the first six months of 2000. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products changes.

Our multiple sales channels may compete for a limited number of customer sales.

     Web-based sales of our products today represent a small but growing portion of our overall sales. Sales on the Internet tend to undercut traditional distribution channels and may dramatically change the way our consumer products are purchased in future years. We cannot assure you that we will successfully develop the Internet sales channel or successfully manage the inherent conflict between the Internet and our traditional sales channels.

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

     In addition, we cannot assure you that the FlashVision's fabrication facility that we are co-developing with Toshiba in Virginia, will produce satisfactory quantities of wafers with acceptable prices, reliability and yields. Any failure in this regard could materially harm our business, financial condition and results of operations. In addition, the construction and operation of this line will cause us to incur significant expense and may result in the diversion of resources from other important areas of our business. In addition, we have no experience in operating a wafer manufacturing line and we intend to rely on the existing manufacturing organization at the Dominion facility. This organization will be trained in NAND flash manufacturing by Toshiba, and will be tasked to "copy exactly" the same manufacturing flow employed by Toshiba in Yokkaichi, Japan, but we cannot assure you that they will be successful in manufacturing these advanced NAND flash products on a cost-effective basis or at all.

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

   Litigation risks associated with our intellectual property

   Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. See Part II, Item 1 for further discussion on litigation which we are currently involved in.

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

     The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ending June 30, 2001 our stock price fluctuated significantly from a low of $17.25 to a high of $94.50. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

Our Digital Portal Inc. (DPI) Joint Venture has an unproven product and an untested market.

     The Digital Photo Kiosk currently under development for DPI has experienced delays in its US market rollout, due primarily to modifications to improve its operation as a standalone, reliable, user friendly photo printing kiosk. We cannot assure you that these kiosks, once introduced will function reliably as intended, or that they will receive favorable acceptance from consumers in a reasonable period of time. If DPI is unsuccessful it may not be able to meet its objectives.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Please refer to the Company's Form 10-K for the year ended December 31, 2000.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, it may be necessary to initiate litigation against third parties to preserve our intellectual property rights. These parties could in turn bring suit against us. On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., our wholly owned subsidiary in Japan. The complaint alleged that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents, which are related primarily to the mechanical construction of memory cards. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of SanDisk CompactFlash and flash ATA memory cards in Japan. During the litigation, Mitsubishi dropped two of the patents from the suit. During the second quarter, the court ruled in our favor, dismissing the complaint on the third patent and thereby concluding the Mitsubishi lawsuit.

     Compaq Corporation has opposed in several countries, including the United States, our attempting to register CompactFlash as a trademark. We do not believe that our failure to obtain registration for the CompactFlash mark will materially harm our business.

     On May 10, 2001, the Company filed a declaratory judgment action in the United States District Court for the Northern District of California against an individual named Frederik Buch seeking a declaration from the Court that Mr. Buch made no contribution to and is not an inventor of twenty SanDisk patents ("the Patents"). The Company filed this action in response to a written demand made by Mr. Buch in which he claimed to have conceived of certain architectures for fault-tolerant computer memories, which he also claims to have disclosed to Dr. Eli Harari, SanDisk's President and CEO, over 15 years ago. Mr. Buch further claims that the architectures he disclosed were incorporated in and became part of the inventions claimed in the Patents, and that, as a consequence, he should be named as an inventor on the Patents. Mr. Buch has never been an employee of SanDisk and has never met any of the inventors of the Patents, save Dr. Harari. Mr. Buch filed an amended answer and counterclaims on June 19, 2001. In his counterclaims, Mr. Buch is seeking to have the Court correct the inventorship of the Patents to include his name, damages for misappropriation of trade secrets, and recovery for the unjust enrichment of SanDisk by virtue of the revenue it received from its patent license agreements relating to the Patents. Based on information currently available to us, we believe that Mr.Buch's claims will be determined to be fatally flawed both legally and factually, and that we will prevail in this litigation.

     On May 10, 2001, we filed a complaint for patent infringement against Viking Components, Inc. in the United States District Court for the Northern District of California. The complaint seeks damages and an injunction against Viking Components from making, selling or importing all Viking CompactFlash(TM) cards that use controllers incorporated in CompactFlash cards that were found to infringe SanDisk's U.S. Patent No. 5,602,987 in a previous lawsuit filed by SanDisk against Lexar Media, Inc.

     Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders held on June 5, 2001, the following individuals were elected to the Board of Directors:

                                         Votes For         Votes Withheld
                                         ---------         --------------
     William V. Campbell                55,958,616             171,325
     Irwin Federman                     55,773,250             356,691
     Catherine P. Lego                  55,952,338             177,603
     Eli Harari                         53,178,883           2,951,058
     James D. Meindl                    55,958,973             170,968
     Alan F. Shugart                    55,539,054             590,887

The following proposal was approved at our Annual Meeting:

                             Shares in    Shares       Shares        Shares
                               Favor      Opposed    Abstaining    Non-voting
                            -----------  ---------  ------------  ------------
Ratify the appointment of    55,439,535   643,679       46,727             0
Ernst & Young LLP as
independent auditors for
the fiscal year ending
December 31, 2001.

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
    10.18 Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

    Exhibit
    Number    Exhibit Title
    -------   -------------

    10.21 Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)
    10.23 Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1),(6)
    10.24 Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)
    10.25 Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1), (6)
    10.27 Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)
    10.28 Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)
    10.29 Trade Finance Agreement between the Registrant and Union Bank of California, dated July 15, 1998.(9)
    10.30     1995 Stock Option Plan Amended and Restated as of December 17,
              1998.(12)
    10.31 1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(12)
    10.32 1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998. (12)
    10.33 Master Agreement, dated as of May 9, 2000, by and among the Registrant, Toshiba Corporation and Semiconductor North America, Inc.(13),(+)
    10.34 Operating Agreement dated as of May 9, 2000, by and between the Registrant and Semiconductor North America, Inc.(13)
    10.35 Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(13),(+)
    10.36 Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(13),(+)
    10.37 Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(14)
    10.38 Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(14)
    10.39 Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(14)
    10.40 Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(14)
    10.41 Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(14),(+)
    10.42 Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International, Plc.(14),(+)
    10.43 Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc. (14),(+)
    10.44 Stockholders' Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.(14),(+)
    10.45     Bylaws of DigitalPortal Inc.(14),(+)
    10.46 Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation (15)
    10.47 Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd. (15)
    10.48 Appendix 1 to FlashVision L.L.C. 2000 lease financing agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V. (16), (+)

    Exhibit
    Number    Exhibit Title
    -------   -------------

    10.49 Master Lease agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V. (16), (+)
    10.50 Guarantee, dated as of December 27, 2000 from SanDisk Corporation to ABN AMRO Bank N.V., related to FlashVision L.L.C. 2000 lease financing. (16), (+)
    21.1      Subsidiaries of the Registrant. (10)
______________

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


                                         SANDISK CORPORATION
                                         (Registrant)

Dated: August 14, 2001                   By: /s/  Frank Calderoni
                                             ----------------------------------
                                             Frank A. Calderoni
                                             Senior Vice President,
                                             Finance and Administration and
                                             Chief Financial Officer
                                             (On behalf of the Registrant and as
                                             Principal Financial Officer.)