Form 10-Q
period 2001-09-30
SANDISK CORP
filed 2001-11-14
CIK 1000180

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
      X        Quarterly report pursuant to Section 13 or 15(d) of the
--------------
               Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2001

                                       OR

______________ Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
               For the transition period from ________ to ________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No ___
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of capital stock as of September 30, 2001

      Common Stock, $0.001 par value                    68,288,730
      ------------------------------                    ----------
                  Class                              Number of shares

                               SanDisk Corporation

                                      Index

                               PART I. FINANCIAL INFORMATION

                                                                                 Page No.
                                                                                 --------
Item 1.        Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets
                   September 30, 2001 and December 31, 2000 ..................       3

               Condensed Consolidated Statements of Operations
                   Three and nine months ended September 30, 2001 and 2000 ...       4

               Condensed Consolidated Statements of Cash Flows
                   Nine months ended September 30, 2001 and 2000 .............       5

               Notes to Condensed Consolidated Financial Statements ..........       6

Item 2.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .................................      11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk ....      32


                                PART II. OTHER INFORMATION

Item 1.        Legal Proceedings .............................................      33

Item 2.        Changes in Securities .........................................      33

Item 3.        Defaults upon Senior Securities ...............................      34

Item 4.        Submission of Matters to a Vote of Security Holders ...........      34

Item 5.        Other Information .............................................      34

Item 6.        Exhibits and Reports on Form 8-K ..............................      34

               Signatures ....................................................      37

                          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                               SANDISK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    September 30,             December 31,
                                                                        2001                     2000*
                                                                        ----                     -----
                                                                     (unaudited)
                                                   ASSETS

Current Assets:
   Cash and cash equivalents                                        $      45,876             $    106,277
   Short-term investments                                                 225,466                  260,462
   Investment in UMC                                                       93,565                  112,854
   Accounts receivable, net                                                41,892                  104,617
   Inventories                                                             39,846                   96,600
   Deferred tax assets                                                     10,934                    7,066
   Prepaid expenses and other current assets                               15,371                    9,431
                                                                    -------------             ------------
Total current assets                                                      472,950                  697,307

Property and equipment, net                                                36,596                   41,095
Investment in UMC                                                          25,990                  197,688
Investment in FlashVision                                                 151,769                  134,730
Investment in equity securities and joint venture                          29,763                    7,200
Deposits and other assets                                                   7,766                   29,887
                                                                    -------------             ------------
      Total Assets                                                  $     724,834             $  1,107,907
                                                                    =============             ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $      48,350             $     67,112
   Accrued payroll and related expenses                                     7,035                   16,215
   Income taxes payable                                                     5,379                   16,427
   Other accrued liabilities                                               45,759                   20,863
   Deferred revenue                                                        16,987                   50,740
                                                                    -------------             ------------
Total current liabilities                                                 123,510                  171,357
Deferred tax liability                                                      2,506                   70,000
Other liabilities                                                               -                    3,492
                                                                    -------------             ------------
      Total Liabilities                                                   126,016                  244,849

Stockholders' Equity:
Common stock                                                              575,115                  567,001
Retained earnings                                                          22,897                  346,469
Accumulated other comprehensive income (loss)                                 806                  (50,412)
                                                                    -------------             ------------
Total stockholders' equity                                                598,818                  863,058
                                                                    -------------             ------------

      Total Liabilities and Stockholders' Equity                    $     724,834             $  1,107,907
                                                                    =============             ============

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

                               SANDISK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three months ended       Nine months ended
                                                     September 30,            September 30,
                                                ------------------------------------------------
                                                  2001         2000          2001         2000
                                                  ----         ----          ----         ----
Revenues:
   Product                                      $  57,305    $ 151,816    $ 233,503    $ 371,638
   License and royalty                              8,582       19,023       40,859       52,519
                                                ---------    ---------    ---------    ---------
Total revenues                                     65,887      170,839      274,362      424,157

Cost of sales                                      89,426      101,874      314,958      254,146
                                                ---------    ---------    ---------    ---------
Gross profits (losses)                            (23,539)      68,965      (40,596)     170,011

Operating expenses:
   Research and development                        14,660       13,018       45,231       32,838
   Sales and marketing                             10,664       12,505       31,415       34,568
   General and administrative                       4,000        7,907       12,574       18,667
   Restructuring charge                             8,510            -        8,510            -
                                                ---------    ---------    ---------    ---------
      Total operating expenses                     37,834       33,430       97,730       86,073

Operating income (loss)                           (61,373)      35,535     (138,326)      83,938

Activity related to equity in interest in
   joint ventures                                     794            -        1,301            -
Interest income                                     2,616        5,855        9,770       17,291
Gain (loss) on investment in foundries           (116,370)           -     (296,351)     344,168
Other income (expense), net                          (514)        (438)      (2,516)         661
                                                ---------    ---------    ---------    ---------
Income (loss) before taxes                       (174,847)      40,952     (426,122)     446,058


Provision for (benefit from) income taxes          (4,371)      15,349     (102,550)     176,916
                                                ---------    ---------    ---------    ---------
Net income (loss)                               $(170,476)   $  25,603    $(323,572)   $ 269,142
                                                =========    =========    =========    =========

Net income (loss) per share
     Basic                                      $   (2.50)   $    0.38    $   (4.75)   $    4.04
     Diluted                                    $   (2.50)   $    0.35    $   (4.75)   $    3.70

Shares used in computing net income (loss)
   per share
     Basic                                         68,289       67,142       68,064       66,685
     Diluted                                       68,289       72,638       68,064       72,817


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SANDISK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                  -----------------------------------
                                                                                       2001                  2000
                                                                                  -----------------------------------
Cash flows from operating activities:
Net income (loss)                                                                      $(323,572)           $ 269,142
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                                         16,095               11,691
    Deferred income taxes                                                               (120,267)             138,435
    Loss (gain) on investment in foundries                                               296,351             (344,168)
    Activity related to equity interest in joint ventures                                 (1,301)                  --
    Non-cash portion of restructuring charge                                               6,383                   --
    Loss on write down/disposal of fixed assets                                            6,555                  858
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                             62,725              (81,127)
     Inventories                                                                          56,754              (31,644)
     Prepaid expenses and other assets                                                    10,723               (4,085)
     Accounts payable                                                                    (18,762)              34,386
     Accrued payroll and related expenses                                                 (9,180)               7,262
     Income taxes payable                                                                (11,048)              12,900
     Other accrued liabilities                                                            18,514               10,236
     Deferred revenue                                                                    (33,753)              12,494
     Other non-current liabilities                                                        (3,490)               1,859
                                                                                       ---------            ---------
        Total adjustments                                                                276,299             (230,903)
                                                                                       ---------            ---------

Net cash provided by (used in) operating activities                                      (47,273)              38,239

Cash flows from investing activities:
     Purchases of short term investments                                                (219,014)            (288,389)
     Maturities and proceeds from sales of short term investments                        255,206              341,279
     Investment in equity securities                                                     (22,526)             (20,000)
     Investment in joint venture                                                         (16,757)             (36,926)
     Acquisition of capital equipment                                                    (18,151)             (19,026)
                                                                                       ---------            ---------
     Net cash used in investing activities                                               (21,242)             (23,062)

Cash flows from financing activities:
     Sale of common stock                                                                  8,114               10,914
                                                                                       ---------            ---------
Net cash provided by financing activities                                                  8,114               10,914
                                                                                       ---------            ---------

Net increase (decrease) in cash and cash equivalents                                     (60,401)              26,091

Cash and cash equivalents at beginning of period                                         106,277              146,170
                                                                                       ---------            ---------

Cash and cash equivalents at end of period                                             $  45,876            $ 172,261
                                                                                       =========            =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SANDISK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------

     1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the "Company") as of September 30, 2001, and the results of operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's annual report on Form 10-K as of, and for, the year ended December 31, 2000. The condensed consolidated balance sheet data as of December 31, 2000 was derived from the audited financial statements.

     The Company's results of operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of results of operations and cash flows for any future period.

     2. The Company's fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The third fiscal quarter of 2001 and 2000 ended on September 30, 2001 and October 1, 2000, respectively. Fiscal year 2001 is 52 weeks long and ends on December 30, 2001. Fiscal year 2000 was 52 weeks long and ended on December 31, 2000. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

     3. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        In the third quarter of fiscal 2001, the Company recorded inventory charges of $16.1 and startup costs related to its FlashVision joint venture foundry of $8.5 million. In the first nine months of 2001, charges totaled $100.6 million. These charges reflect substantially lower market pricing, reduced demand for the Company's products, startup costs related its our FlashVision joint venture foundry and the write off of excess and obsolete inventory components and equipment. These charges reflect the Company's best estimation of the current value of inventory and assets, based on market pricing, customer demand, and future usability.

     4. The components of inventories consist of the following:

                                              September 30,  December 31,
                                                  2001           2000
                                              -------------  -----------
                                                     (In thousands)

Raw materials ..............................  $      6,260   $     33,092
Work-in-process ............................        21,147         53,921
Finished goods .............................        12,439          9,587
                                              ------------   ------------
                                              $     39,846   $     96,600
                                              ============   ============

     5. Restructuring charge: In the third quarter of 2001, the Company adopted a plan to transfer all of its card assembly and test manufacturing operations from its Sunnyvale location to offshore subcontractors. As a result the Company recorded a restructuring charge of $8.5 million, which includes a workforce reduction cost of $1.1 million, equipment write-off charges of $6.4 million and lease commitments of $1.0 million on a vacated warehouse facility.

        Workforce Reduction: In the third quarter of 2001, the Company announced a plan to reduce its workforce by a total of 193 employees through involuntary employee separations from October 2001 through January 2002. The Company recorded a charge of $1.1 million for employee separations in the third quarter of 2001.

        Abandonment of Excess Equipment: As a part of its plan to transfer all card assembly and test manufacturing operations to offshore subcontractors, the Company abandoned excess equipment and recorded a charge of $6.4 million in the third quarter of fiscal 2001.

        Abandonment of Excess Leased Facilities: The Company is attempting to sublease one warehouse building in San Jose, California. Given the current real estate market condition in the San Jose area, the Company does not expect to be able to sublease this building before the end of 2003 and as a result, the Company has recorded a charge of $1.0 million in the third quarter of 2001.

        Remaining Payout: Cash expenditures related to the workforce reduction will be paid in the fourth quarter of 2001 and the first quarter of 2002. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in 2002 and 2003.

        Savings: The Company believes that the savings resulting from the restructuring activity will contribute to a reduction in manufacturing and operating expense levels by approximately $11.8 million in fiscal 2002.

The following table reflects the total restructuring charge:

                                                        Workforce         Lease
                                            Equipment   Reduction      Commitments     Total
                                            ---------   ---------      -----------     -----
                                                               (in thousands)
Restructuring Charge                        $   6,383   $   1,094      $     1,033     $8,510
Write off and write downs                          --          --               --         --
Cash charges/adjustments                           --          --               --         --
                                            ---------   ---------      -----------     ------
Reserve balance, September 30, 2001         $   6,383   $   1,094      $     1,033     $8,510
                                            =========   =========      ===========     ======

     6. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three months ended               Nine months ended
                                                                      September 30,                    September 30,
                                                               --------------------------       --------------------------
                                                                  2001            2000            2001              2000
                                                               ---------        ---------       ---------        ---------
                                                                    (In thousands, except for per share amounts)
Numerator:

      Numerator for basic and diluted net income (loss)
        per share - net income (loss)                          $(170,476)       $  25,603       $(323,572)       $ 269,142
                                                               =========        =========       =========        =========

Denominator for basic net income (loss) per share:

      Weighted average common shares                              68,289           67,142          68,064           66,685
                                                               =========        =========       =========        =========

Basic net income (loss) per share                              $   (2.50)       $    0.38       $   (4.75)       $    4.04
                                                               =========        =========       =========        =========

Denominator for diluted net income per share:

      Weighted average common shares                              68,289           67,142          68,064           66,685

      Employee stock options and warrants
          to purchase common stock                                     -            5,496               -            6,132
                                                               ---------        ---------       ---------        ---------

Shares used in computing diluted net income
per share                                                         68,289           72,638          68,064           72,817
                                                               =========        =========       =========        =========

Diluted net income per share         $  (2.50)    $  0.35    $  (4.75)   $ 3.70
                                     ========     =======    ========    ======

     For the three months ended September 30, 2001 and 2000, options to purchase 5,144,214 and 468,063 shares of common stock, respectively, have been excluded from the earnings per share calculation, as their effect is antidilutive. For the nine months ended September 30, 2001 and 2000, options to purchase 4,252,670 and 263,266 shares of common stock, respectively, have been excluded from the earnings per share calculation, as their effect is antidilutive.

     7. The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that there will not be any disputes regarding the Company's intellectual property rights. Specifically, there can be no assurance that any patents held by the Company will not be invalidated or that others will not be granted rights under the Company's patents, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

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

     Litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. In addition, the results of any litigation matters are inherently uncertain. Accordingly, there can be no assurance that any of the foregoing matters, or any future litigation, will not have a material adverse effect on the Company's business, financial condition and results of operations. See Part II, Item 1 for further discussion of litigation which the Company is currently involved in.

     8. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company's consolidated financial statements.

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

     The Company reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Hedge ineffectiveness was not material in the first nine months of fiscal 2001. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

     At September 30, 2001, the Company had $18.9 million in Japanese Yen-denominated accounts payable and open purchase orders designated as cash flow hedges or fair value hedges against Japanese Yen-denominated cash holdings and accounts receivable. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. At September 30, 2001, the Company had one forward contract to sell Yen in the amount of $9.4 million. There was no unrealized loss on derivative instruments as of September 30, 2001.

     For the three month periods ended September 30, 2001 and 2000,, the Company had net foreign currency transaction losses of $0.5 million. In the nine months ended September 30, 2001, the Company had a net foreign currency transaction loss of $2.4 million, compared to a gain of $0.6 million in the nine months ended September 30, 2000. These amounts are primarily due to translation adjustments on Japanese Yen-based assets.

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

     9. Accumulated other comprehensive income (loss) presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-term portion of the Company's investment in UMC, net of the related tax effects, for all periods presented.

                                                                           Three months ended         Nine months ended
                                                                             September 30,              September 30,
                                                                        -----------------------   -----------------------
                                                                            2001         2000         2001         2000
                                                                            ----         ----         ----         ----
                                                                             (In thousands)            (In thousands)
Net income (loss)                                                        $(170,476)   $  25,603    $(323,572)   $ 269,142

  Unrealized gain (loss) on available-for-sale securities                   16,506      (29,604)      51,777      (55,356)
  Gain from stock dividend received                                             --           --           --       36,606
                                                                         ---------    ---------    ---------    ---------

Comprehensive income (loss)                                              $(153,970)   $ (4,001)    $(271,795)   $ 250,392
                                                                         =========    =========    =========    =========

     Accumulated other comprehensive income (loss) was $0.8 million and ($50.4) million at September 30, 2001 and December 31, 2000, respectively. The balance at December 31, 2000 included unrealized losses on UMC of $50.3 million, respectively.

     10. In January 2001, the Company invested the final $15 million of its $150 million cash commitment in FlashVision, L.L.C., its joint venture with Toshiba for the development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. The Company will guarantee one-half of all FlashVision lease amounts up to a maximum of $215 million. In the first nine months of 2001, draw downs totaling $121.9 million were made on the equipment lease lines guaranteed by the Company to equip FlashVision's manufacturing clean room with advanced wafer processing equipment. An additional draw down of $25.0 million was completed in early October 2001. Under the terms of the FlashVision lease agreements, the Company as guarantor is subject to certain financial covenants. The Company obtained a compliance waiver for the third quarter of 2001 and negotiated an amendment to the lease agreement which includes a modification of the covenant requirements and requires the Company to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments beginning in the fourth quarter of 2001. In the event that the Company fails to comply with the revised covenants or the Company or FlashVision otherwise breach the agreements and are unable to obtain a compliance waiver, the Company may be required to repay the guaranteed amounts outstanding under the lease agreement, which would adversely impact its financial condition. The Company accounts for its investment in FlashVision using the equity method, and recorded $995,000 as its share of the equity in income of joint ventures in the third quarter of 2001, and total income of $2.1 million in the first nine months of 2001.

     11. Due to the continued weakness in the semiconductor industry, the value of the Company's investment in UMC had declined to $119.6 million at September 30, 2001.It was determined that the decline in the market value of the investment in UMC was other than temporary, as defined by generally accepted accounting principles and a loss of $96.2 million, or $93.8 million net of tax benefit, was recorded in accordance with Statement of Financial Accounting Standards Number 115. This loss was included in loss on investment in foundry in the third quarter of 2001. For the nine months ended September 30, 2001, the total loss recognized based on the other than temporary decline in the value of the UMC investment was $275.8 million or $207.8 net of tax. If the fair value of the UMC shares declines further, it may be necessary to record additional losses. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC's stock, if the UMC shares are sold.

     12. On July 4, 2000, SanDisk entered into a share purchase agreement to make a $75.0 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones. During the first nine months of 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, the Company invested $42.0 million to purchase 1,599,931 ordinary shares and obtain wafer credits of $21.4 million. In September 2001, the Company agreed to convert 75% of its wafer credits to equity at a price of $12.75 per share and received an additional 1,284,007 ordinary shares. Due to the decline in the value of Tower's common stock, the Company recorded a loss of $5.4 million on this exchange in the third quarter of 2001.

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

       Due to the continued weakness in the semiconductor industry, the value of the Company's Tower investment and remaining wafer credits had declined to $22.6 million on September 30, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles and a loss of $14.0 million was recorded in the third quarter of 2001. The loss on the other than temporary decline in value and the loss on exchange of wafer credits totaling $19.4 million, or $18.9 million net of tax benefit, were included in loss on investment in foundry in the third quarter of 2001. Tower's completion of the wafer foundry facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government's Investment Center. If Tower is unable to complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our investment in Tower will decline and we may be unable to obtain the wafers needed to manufacture our products, which would harm our results of operations. In addition, the value of our investment in Tower may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of the Tower investment declines further, it may be necessary to record additional losses.

       13. On August 9, 2000, SanDisk entered into a joint venture, DigitalPortal Inc., or DPI, with Photo-Me International, or PMI, for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, SanDisk and PMI will each make an initial investment of $4.0 million and secure lease financing for the purchase of the kiosks. During the first nine months of 2001, the Company invested $2.0 million in DPI. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. The Company estimates that it will guarantee equipment lease arrangements of approximately $15.0 million in 2001 and 2002. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. The Company expects the first kiosks to be deployed in pilot programs in select retail stores in the United States starting in the fourth quarter of 2001. The Company accounts for this investment under the equity method, and recorded a loss of $201,000 as its share of the equity in loss of joint venture in the third quarter of 2001 and a total loss of $769,000 in the first nine months of 2001.

       14. In September 2001, the Company signed an agreement with Sony Corporation involving their Memory Stick card format. Under the agreement Sony will supply the Company a portion of their Memory Stick output for resale under the SanDisk brand name. Sony has also agreed to purchase a portion of their NAND memory chip requirements from SanDisk provided that the Company meets market competitive pricing for these components. In addition, the two companies agreed to co-develop and co-own the specifications for the next generation Memory Stick. Each company will have rights to manufacture and sell this new generation Memory Stick. The Company cannot assure you that this new business will generate substantial revenues or gross margin contributions for us. Consumers may prefer to purchase the Sony brand Memory Stick over our SanDisk brand Memory Stick. Furthermore, the second generation Memory Stick is still in the early stages of development and is not expected to generate significant sales before 2003 at the earliest. The Company cannot assure you that the second generation Memory Stick will achieve commercial success in the marketplace when it is introduced.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Certain statements in this report are forward-looking statements under
Section 21E of the Securities and Exchange Act of 1934, as amended, based on our current expectations, and entail various significant risks and uncertainties that could cause our actual results to differ materially from those expressed in such forward looking statements. Forward-looking statements in this report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Such risks and uncertainties are discussed below and in our Form 10-K for the year ended December 31, 2000 and our various quarterly reports on form 10-Q under the heading "Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

Overview

     SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In the first nine months of fiscal 2001, approximately 80% of our product sales were derived from the consumer electronics market, particularly sales of CompactFlash and MultiMediaCard products for use in digital cameras and portable music devices. Our CompactFlash products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our CompactFlash, MultiMediaCard, Secure Digital card and SmartMedia card products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consumer market will continue to represent a majority of our sales, and increase as a percentage of sales in future years, as the popularity of consumer applications, including digital cameras, increases.

     Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, our ability to match supply with demand, excess supply from competition which may lead to lower pricing and excess inventory, low order visibility, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, the timing of significant orders, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, weak worldwide economic conditions and uncertainty, and exchange rate fluctuations. We have experienced seasonality in the past, and as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become subject to more pronounced seasonal declines in the first quarter of each year. See "Factors That May Affect Future Results--Our Operating Results May Fluctuate Significantly Which May Adversely Affect Our Stock Price" and "--There is Seasonality in Our Business."

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

     We market our products using a direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. We expect that sales through the retail channel will continue to comprise an increasing share of our product revenues in the future, and that a substantial and increasing portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales to the retail and distribution channels until the products are sold to the end customers.

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

     All of our Flash memory card products require silicon wafers, the majority of which are currently supplied by Toshiba from its Yokkaichi wafer fab in Japan and through our FlashVision joint venture in Virginia, as well as UMC in Taiwan. Semiconductor manufacturers, including UMC and Toshiba, as well as competitors such as Samsung, added new advanced wafer fab capacity during 2000. This additional capacity, along with slowing economic conditions experienced late in the fourth quarter of 2000 and through the first nine months of 2001, has resulted in excess supply and intense pricing pressure. If industry-wide demand for our products continues to be below the industry-wide available supply, our product prices will likely decrease further causing our revenues and gross margins to continue to decline significantly. Under our wafer supply agreements, there are limits on the number of wafers we can order and our ability to change that quantity, either up or down, is restricted. Accordingly, our ability to react to significant fluctuations in demand for our products is limited. If customer demand falls below our forecast and we are unable to reschedule or cancel our orders for wafers or other long lead-time items such as controller chips or printed circuit boards, we will end up with excess inventories, which could result in higher operating expenses and reduced gross margins. If customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain adequate quantities of flash memory wafers with acceptable prices and yields from our current and future wafer foundries, our business, financial condition and results of operations could be harmed. During the startup and production ramp at the FlashVision fabrication facility, while the unit output is still relatively low compared to the fixed expenses, we expect our gross margins to be adversely impacted .See "Factors That May Affect Future Results--Our Operating Results May Fluctuate Significantly."

     In the third quarter of 2001, we recorded inventory charges of $16.1 million and startup costs related to our FlashVision joint venture foundry of $8.5 million. In the first nine months of 2001, inventory charges totaled $100.6 million. These charges reflect substantially lower market pricing, reduced demand for our products, startup costs related to our FlashVision joint venture foundry and the write off of excess and obsolete inventory components and equipment. We may be forced to write down inventories again, if the current deterioration in market demand for our products continues and our inventory levels continue to exceed customer orders. In addition, we may have to write down our inventories if continued pricing pressure results in a net realizable value that is lower than our cost, or if the inventory becomes obsolete. We believe our current level of inventory is in line with the anticipated level of near-term business. However, we are obligated to honor existing purchase orders that we have placed with our suppliers, which may increase our inventory levels if demand does not increase. Furthermore, to assure favorable future business relations with our major suppliers, we may choose not to shut down their production of our products. In the case of FlashVision manufacturing at Dominion in Virginia, both Toshiba and SanDisk are obligated to purchase their share of the production output, which may make it more difficult for us to reduce our inventory.

     Excess inventory not only uses our cash, but can also result in substantial losses if such inventory, or large portions thereof, has to be revalued due to lower market pricing or product obsolescence. These inventory adjustments decrease gross margins and have resulted in, and could in the future result in, fluctuations in our gross margins and net earnings in the quarter in which they occur. The total write downs to inventories and write offs of tooling and equipment of $100.6 million in the first nine months of 2001 represented 43% of product revenues, resulting in a decrease of product gross margins from positive 8% to negative 35%.

     Export sales are an important part of our business. Economic conditions in our international markets, including Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. Given the recent adverse economic conditions in Asia and the European Union and the weakness of the Euro, Yen and other currencies relative to the United States Dollar, our products may be relatively more expensive in these regions, which could result in a decrease of our sales in these regions. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could affect our business, financial condition and results of operations. See "Factors That May Affect Future Results--Our international operations make us vulnerable to changing conditions and currency fluctuations."

     For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry, such as

FlashVision. To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including development of future generations of flash memory. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. If the current industry-wide and worldwide economic slowdown continues for the rest of fiscal 2001 and beyond, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive and reduce gross margins. We expect that the output of NAND flash wafers from FlashVision will increase substantially in the fourth quarter of 2001, which will result in a corresponding increase of our NAND inventory if the market conditions for the sale of our products do not improve materially in the fourth quarter. See "Factors That May Affect Future Results--We Must Achieve Acceptable Manufacturing Yields."

Results of Operations

     Product Revenues. Our product revenues were $57.3 million in the third quarter of 2001, down $94.5 million or 62% from the third quarter of 2000. Product revenues were $233.5 million in the first nine months of 2001, down $138.1 million or 37% from the first nine months of 2000. During the third quarter of 2001, total flash memory product units shipped decreased approximately 50% over the third quarter of 2000, and for first nine months of 2001 unit shipments decreased 14% compared to the first nine months of 2000. In the third quarter of 2001, the decrease in product revenues resulted from lower sales of our MultiMediaCard, CompactFlash and Flash Chipset products primarily due to lower sales to our OEM customers. For the first nine months of 2001, the decrease in product revenues resulted from lower unit sales of our MultiMediaCard and Flash Chipset products and lower average selling prices. CompactFlash products represented 55% of product revenues and MultiMediaCards 10% of product revenues for the first nine months of 2001, compared to 46% and 22%, respectively, in the first nine months of 2000. Our FlashDisk products represented 11% of product revenues in the first nine months of 2001 compared to 15% for the same period of the prior year.

     The average selling price per megabyte of memory shipped declined 34% in the third quarter of 2001 compared to the second quarter of 2001, due primarily to competitive pricing pressures driven by excess supply in the market. Due to the intense price competition experienced throughout 2001, our average selling price per megabyte declined 59% in the first nine months of 2001. The decline in average selling price per megabyte was partially offset by an increase in the average megabytes per unit associated with an increase in sales of higher capacity cards particularly in the retail channel. The mix of products sold varies from quarter to quarter and will continue to vary in the future, affecting our overall average selling prices and gross margins.

     Product revenues in the third quarter of 2001 declined $30.8 million or 35% compared to the second quarter of 2001. The decline was primarily due to a 34% decrease in the average selling price per megabyte for our products due to the continuing competitive pricing pressures resulting from excess supply in the market for flash memory products. Total units shipped decreased 30% primarily due to a decline in sales to our OEM customers. However, total megabytes sold increased 17% due to a shift to higher capacity cards particularly in the retail channel.

     Sales to the consumer market represented approximately 80% of product revenues, while the telecommunications/ industrial market made up the remaining 20% in the first nine months of 2001. This compares to approximately 77% and 23%, respectively, in the first nine months of 2000. Sales to the retail channel represented 67% and 47% of product revenues in the third quarter and first nine months of 2001, compared to 25% and 26% for the same periods of the prior year.

     Export sales represented 42% and 52% of our product revenues in the third quarter and first nine months of 2001, compared to 56% and 54% in the third quarter and first nine months of 2000. We expect international sales to continue to represent a significant portion of our product revenues.

     Our top ten customers represented approximately 52% and 54% of our product revenues in the third quarter and first nine months of 2001, compared to 56% and 54% in the same periods of 2000. In the first nine months of 2001, sales to one customer totaled 12% of product revenue, and there was no customer that represented more than 10% of product sales in the first nine months of 2000. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

     License and Royalty Revenues. We earn patent license fees and royalties under several cross-license agreements. License and royalty revenues from patent cross-license agreements were $8.6 million and $40.9 million in the third quarter and first nine months of 2001, compared to $19.0 million and $52.5 million in the same periods of 2000. The decrease in 2001 was primarily due to lower royalty bearing sales by our licensees due to weak market conditions. Revenues from licenses and royalties increased to 15% of total revenues in the first nine months of 2001 from 12% in the first nine months of 2000. Our revenues from patent license and royalties fluctuate quarterly based on the timing of revenue recognition under our various agreements.

     Gross Profits. In the third quarter and first nine months of 2001, gross profits were negative $23.5 million, or negative 36% of total revenues, and negative $40.6 million, or negative 15% of total revenues, compared to positive $69.0 million, or 40% of total revenues, and positive $170.0 million, or 40% of total revenues, in the same periods of 2000. In the third quarter and first nine months of 2001, product gross margins were negative 56% and negative 35% of product revenues, compared to positive 33% and positive 32% the same periods of 2000. Cost of sales in the third quarter of 2001 included inventory charges totaling $16.1 million and startup costs related to our FlashVision joint venture foundry of $8.5 million, and the first nine months of 2001 included charges totaling $100.6 million. These charges reflect substantially lower market pricing, reduced demand for our products, startup costs related to our FlashVision joint venture foundry, and the write off of excess and obsolete inventory components and equipment. Excluding these charges, our product gross margin for the third quarter and first nine months of 2001 would have been negative 13% and positive 8%, respectively. Our product gross margins were also adversely affected by the 59% decrease in average selling prices per megabyte experienced in the first nine months of 2001.

     Operating Expenses. Given current market conditions, we have instituted strict expense control measures. These measures in the first nine months of 2001 included a reduction in our work force in the first quarter of 2001 and cuts in discretionary spending. In the third quarter of 2001 we announced a plan to implement a second reduction in our work force, a company wide temporary salary reduction and holiday week company shutdown in the fourth quarter of 2001. After the fourth quarter workforce reduction, we will have less than 600 full-time and temporary employees down from approximately 1,000 at the beginning of 2001. However, we are continuing to invest in research and development of advanced technologies and future products.

     Research and Development Expenses. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $14.7 million in the third quarter of 2001, up $1.6 million or 13% from $13.0 million in the third quarter of 2000. In the first nine months of 2001, research and development expenses were $45.2 million, up $12.4 million or 38% from $32.8 million in the first nine months of 2000. These increases were primarily due to increased project expenses to support the development of new generations of flash data storage products including the 512 megabit and 1 gigabit flash memory co-development with Toshiba, and increased depreciation and amortization expenses. Research and development expenses represented 22% and 16% of total revenues in the third quarter and first nine months of 2001, compared to 8% in the each of the same periods of 2000. We expect our research and development expenses to continue to increase in future quarters to support the development and introduction of new generations of flash data storage products, including our joint venture with Toshiba and the development of advanced controller chips.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturers representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $10.7 million in the third quarter of 2001, down $1.8 million or 15% from $12.5 million in the third quarter of 2000. In the first nine months of 2001, sales and marketing expenses were $31.4 million, down $3.2 million or 9% from $34.6 million in the first nine months of 2000. These decreases were primarily due to decreased variable compensation and selling expenses related to reduced revenue levels, which were partially offset by higher marketing expenses related to the increase in revenue in our retail channel as a percentage of total product revenues. Sales and marketing expenses represented approximately 16% and 11% of total revenues in the third quarter and first nine months of 2001, compared to 7% and 8% for each of the same periods of 2000. We expect sales and marketing expenses to increase, as we continue to develop our retail channel and brand awareness for our products and as we increase our marketing activities for our Secure Digital Card products.

       General and Administrative Expenses. General and administrative expenses include the cost of our finance, information systems, human resources, stockholder relations, legal and administrative functions. General and administrative expenses were $4.0 million in the third quarter of 2001, down $3.9 million or 49% from $7.9 million in the third quarter of 2000. In the first nine months of 2001, general and administrative expenses were $12.6 million, down $6.1 million or 33% from $18.7 million in the first nine months of 2000. These decreases were primarily due to a decline in legal fees and lower allowance for doubtful account expense related to lower revenues and accounts receivable balances. General and administrative expenses represented 6% and 4.5% of total revenues in the third quarter and first nine months of 2001 compared to 4.6% and 4.4% for the same periods of 2000. General and administrative expenses could increase substantially in the future if we continue to pursue litigation to defend our patent portfolio. In addition, we expect general and administrative expenses to continue to increase as our general and administrative functions grow to support our overall expected growth and our investments in infrastructure.

       Restructuring Charges. In the third quarter of 2001, we adopted a plan to transfer all of our card assembly and test manufacturing operations from our Sunnyvale location to offshore subcontractors. As a result we recorded a restructuring charge of $8.5 million, which includes workforce reduction cost of $1.1 million, equipment write-off charges of $1.0 million and lease commitments of $6.4 million on a vacated warehouse facility. See Note 5 of Notes to Condensed Consolidated Financial Statements.

       In the third quarter of 2001, we announced a plan to reduce our workforce by a total of 144 employees through involuntary employee separations from October 2001 through January 2002 and recorded a charge of $1.1 million for employee separations in the third quarter of 2001.

       As a part of our plan to transfer all card assembly and test manufacturing operations to offshore subcontractors, we abandoned excess equipment and recorded a charge of $6.4 million in the third quarter of fiscal 2001.

       We are attempting to sublease one warehouse building in San Jose, California. Given the current real estate market condition in the San Jose area, we do not expect to be able to sublease this building before the end of 2003 and as a result, we have recorded a charge of $1.0 million in the third quarter of 2001.

       Cash expenditures related to the workforce reduction will be paid in the fourth quarter of 2001 and the first quarter of 2002. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in 2002 and 2003. We believe that the savings resulting from the restructuring activity will contribute to a reduction in manufacturing and operating expense levels by approximately $11.8 million in fiscal 2002.

       Equity in Income of Joint Ventures. In the third quarter and first nine months of 2001, equity in income of joint ventures of $0.8 million and $1.3 million included our share of interest income, net of expenses, from our FlashVision joint venture and losses from our DigitalPortal joint venture. As FlashVision utilizes cash to fund its perations in future quarters, its interest income will decrease. DPI's losses are expected to increase substantially as operations are ramped up.

       Interest Income. Interest income was $2.6 million and $9.8 million in the third quarter and first nine months of 2001 compared to $5.9 million and $17.3 million in the same periods of 2000. The decreases are a result of our lower cash and investment balances, resulting from our investments in Tower and FlashVision, as well as cash used in operations, and the lower interest rates in 2001 when compared to 2000. We expect interest income to decrease in the fourth quarter of 2001 as cash balances will decrease due to the utilization of cash to fund operating activities and internal capital acquisitions and investments due to the transition from NOR to NAND technology.

       Loss on Investment in Foundry. As discussed in footnote 11 and 12 of the financial statements included in this report, the market value of our investments in UMC and Tower Semiconductor have declined significantly.

              Due to the continued weakness in the semiconductor industry, the value of the Company's investment in UMC had declined to $119.6 million at September 30, 2001. It was determined that the decline in the market value of the investment in UMC was other than temporary, as defined by generally accepted accounting principles and a loss of $96.2 million, or $93.8 million net of taxes, was recorded in accordance with Statement of Financial Accounting Standards Number 115. This loss was included loss on investment in foundry in the third quarter of

2001. For the nine months ended September 30, 2001 the total loss recognized based on the other than temporary decline in the value of the UMC investment was $275.8 million or $207.8 million net of tax. If the fair value of our UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC's stock, if the UMC shares are sold.

       Due to the continued weakness in the semiconductor industry, the value of our Tower investment and wafer credits had declined to $22.5 million on September 30, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles and a loss of $14.0 million was recognized. In addition, we recorded a loss of $5.4 million on our exchange of 75% of our Tower wafer credits for 1,284,007 ordinary shares at $12.75 per share. These losses totaling $19.4 million, or $18.9 million net of tax benefit, were recorded in loss on foundry investment in the third quarter of 2001. If the fair value of our Tower investment declines further, it may be necessary to record additional losses.

       Other Income (Expense), Net. Other expense, net was $0.5 million and $2.5 million in the third quarter and first nine months of 2001 compared to other expense, net of $0.4 million and other income, net of $0.7 million in the same periods of 2000. The expense in 2001 was primarily due to foreign exchange losses on our Japanese Yen denominated assets, compared to gains on Japanese Yen denominated assets in 2000.

       Provision for Income Taxes. Our effective income tax benefit rate was 2.5% for the third quarter and 24.0% for the first nine months of 2001, as compared with a provision rate of 37.5% and 39.7% for the same periods in 2000. The change in the third quarter 2001 effective rate primarily reflects the impact of the UMC and Tower write-downs on our net operating loss carrybacks, and our projected inability to fully benefit from our net cumulative operating losses experienced in 2001.

Liquidity and Capital Resources

       As of September 30, 2001, we had working capital of $350.0 million, which included $47.3 million in cash and cash equivalents and $226.4 million in short-term investments, excluding our investment in UMC. Operating activities used $46.9 million of cash in the first nine months of 2001 primarily due to our net loss, a relief of future tax obligations of $120.3 million, a decrease in accounts payable of $18.8 million and a decrease in deferred revenue of $33.8 million. These were partially offset by cash provided by a decline in accounts receivable of $62.7 million and a reduction in inventories of $56.8 million, reflecting the reduced value. In the first nine months of 2000, operating activities provided $38.2 million of cash, primarily from net income, an increase in future tax obligations of $138.4 million and an increase in accounts payable of $34.4 million, which was partially offset by an increase in accounts receivable of $81.1 million, due to increased revenues, and an increase in inventories of $31.6 million.

       Net cash used in investing activities in the first nine months of 2001 of $21.2 million, included our investments in Tower of $20.4 million, our additional investment in the FlashVision foundry joint venture of $15.0 million, investments in DPI of $2.0 million, and capital equipment purchases of $18.2 million, which were partially offset by net proceeds from short term investments of $36.2 million. In the first nine months of 2000, investing activities used $23.1 million due to an investment in FlashVision of $36.9, and investment in Tower Semiconductor of $20.0 million and capital equipment purchases of $19.0 million, offset by net proceeds of short term investments of $52.9 million. In the first nine months of both 2001 and 2000, cash provided by financing activities of $8.1 million and $10.9 million was primarily due to the sale of common stock through our stock option and employee stock purchase plans.

       On January 3, 2000, the USIC foundry was merged into UMC. We had invested $51.2 million in USIC. In exchange for our USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396.0 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. Trading restrictions expired on one-half of the shares on July 3, 2000, and the remaining shares become available for sale over a two-year period beginning in January 2002. Due to the decline in UMC's stock price from the continued weakness in the semiconductor industry, the value of the Company's investment in UMC had declined to $119.6 million at September 30, 2001. It was determined that the decline in the market value of the investment in UMC was other than temporary, as defined by generally accepted accounting principles and a loss of $96.2 million, or $93.8 million net of taxes, was recorded in accordance with Statement of Financial Accounting

Standards Number 115. This loss was included in loss on investment in foundry in the third quarter of 2001. For the nine months ended September 30, 2001 the total loss recognized based on the other than temporary decline in the value of our UMC investment was $275.8 million or $207.8 net of tax. If the fair value of our UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC's stock, if the UMC shares are sold.

       In January 2001, we invested the final $15 million of our $150 million cash commitment in FlashVision, L.L.C., our joint venture with Toshiba for the development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. In addition, we will guarantee one-half of all FlashVision lease amounts up to a maximum of $215 million. In the first nine months of 2001, draw downs totaling $121.9 million were made on the equipment lease lines guaranteed by us to equip FlashVision's manufacturing clean room with advanced wafer processing equipment. An additional draw down of $25.0 million was completed in early October 2001. Under the terms of the FlashVision lease agreements, we as guarantor are subject to certain financial covenants. We obtained a compliance waiver for the third quarter and negotiated an amendment to the lease agreement which includes a modification of the covenant requirements and requires us to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments beginning in the fourth quarter of 2001. In the event that we fail to comply with the revised covenants or we or FlashVision otherwise breach the agreements and are unable to obtain a compliance waiver, we may be required to repay the guaranteed amounts outstanding under the lease agreement, which would adversely impact our financial condition.

       On July 4, 2000, we entered into a share purchase agreement to make a $75.0 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones. During the first nine months of 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, we invested $42.0 million to purchase 1,599,931 ordinary shares and obtain wafer credits of $21.4 million. In September 2001, we agreed to convert 75% of our wafer credits to equity at a price of $12.75 per share and received an additional 1,284,007 ordinary shares. Due to the decline in the value of Tower's common stock, we recorded a loss of $5.4 million on this exchange in the third quarter of 2001. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. We expect first wafer production to commence at the new fabrication facility in late 2002. Due to the continued weakness in the semiconductor industry, the value of our Tower investment and remaining wafer credits had declined to $22.6 million on September 30, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles and a loss of $14.0 million was recorded in the third quarter of 2001. Tower's completion of the wafer foundry facility is dependant on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government's Investment Center. If Tower is unable to complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our investment in Tower will decline and we may be unable to obtain the wafers needed to manufacture our products, which would harm our results of operations. In addition, the value of our investment in Tower may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of the Tower investment declines further, it may be necessary to record additional losses.

       On August 9, 2000, we entered into a joint venture, DigitalPortal Inc., or DPI, with Photo-Me International, or PMI, for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, SanDisk and PMI will each make an initial investment of $4.0 million and secure lease financing for the purchase of the kiosks. During the first nine months of 2001 we invested $2.0 million in DPI. The total value of the lease financing will depend on the number of kiosks deployed by the joint venture. We estimate that we will guarantee equipment lease arrangements of approximately $15.0 million in 2001 and 2002. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. We expects the first kiosks to be deployed in pilot programs in select retail stores in the United States starting in the fourth quarter of 2001.

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

       .   seasonality in sales of our products;

       . excess capacity of flash memory from our competitors and our own new flash wafer capacity, which may cause an acceleration in the decline in our average selling prices;

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

       .   changes in our distribution channels;

       .   fluctuations in our license and royalty revenue;

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

       . reduced sales to our retail customers if consumer confidence continues to be adversely impacted by the September 11 terrorist attacks and subsequent events.

    Difficulty of estimating silicon wafer needs

       When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories, which could harm our gross margins and operating results. On the other hand, if we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers, which could harm our product revenues. Because our largest volume products, CompactFlash, MultiMediaCard and Secure

 Digital Card, are sold into emerging consumer markets, it has been difficult to accurately forecast future sales. In addition, bookings visibility declined significantly late in the fourth quarter of 2000, and remains low in 2001 due to the current economic uncertainty in our markets. A substantial majority of our quarterly sales are currently, and have historically been, from orders received and fulfilled in the same quarter, which makes accurate forecasting very difficult. Our product order backlog may fluctuate substantially from quarter to quarter.

    Anticipated growth in expense levels

       We significantly increased our expense levels in 2000 to support our growth. We may need to hire additional personnel in certain business areas or increase our operating expenses in the future to support our sales and marketing efforts and research and development activities, including our joint venture with Toshiba providing for the development of 512 megabit and 1 gigabit flash memory chips. We have significant fixed costs and we cannot readily reduce these expenses over the short term. If our revenues do not increase proportionately to our operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be harmed.

    Variability of average selling prices and gross margins

       Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash, MultiMediaCard and Secure Digital Card products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash, MultiMediaCard and Secure Digital Card products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras and digital music players, become more popular. In fiscal 2000, average selling prices per megabyte decreased 22% compared to fiscal 1999. Due to continued oversupply in flash memory foundry capacity throughout 2001 and the economic slow-down in 2001, the decline in our average selling prices has been much more severe than in 2000. We have already experienced a 59% decline in our average selling price per megabyte of memory shipped in the first nine months of 2001. If we cannot reduce our product manufacturing costs in future periods to offset further price reductions, our gross margins and net profitability will suffer.

       In the fourth quarter we expect to commence retail sales of Memory Stick cards supplied to us under an OEM supply and purchase agreement with Sony Corporation. We cannot assure you that the gross margins on the sale of Memory Stick products will be comparable to the gross margins from the sale of our other products.

    Variability of license fees and royalties

       Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees. Given the current market outlook for the fourth quarter of 2001 and beyond, sales of licensed flash products by our licensees may be substantially lower than the corresponding sales in recent quarters, which may cause a substantial drop in our royalty revenues. Because these revenues have higher gross margins than our product revenues, gross margins and net income fluctuate significantly with changes in license and royalty revenues. We receive royalty revenue reports from certain of our licensees twice a year, and record all revenues one quarter in arrears. We align estimates to actual reported royalty revenues when reports are received.

Continuing declines in our average sales prices may result in declines in our gross margins.

       In 2000, our average price per megabyte shipped declined 22% compared to 1999, and we have experienced a 59% decline in the first nine months of 2001. Flash data storage markets are intensely competitive, and price reductions for our products are necessary to meet consumer price points. Due to recent increases in flash memory foundry capacity and the worldwide economic slow-down in 2001, we expect that price declines for our products in the next several quarters could be significant. If we cannot reduce our product manufacturing costs in the future periods to offset these reduced prices, our gross margins and net profitability will suffer.

Our selling prices may be affected by excess capacity in the market for flash memory products.

       In the first nine months of 2000, industry-wide demand for flash memory products exceeded the available supply, driven by an explosion in the growth of cellular phones and the accelerating shift in consumer electronics from analog to digital devices. Flash memory suppliers, including SanDisk, responded to this strong demand by significantly increasing investments in new advanced flash memory production capacity. This has led to a significant increase in worldwide flash memory supply which currently exceeds customer demand, causing excess supply in the markets for our products and significant declines in average selling prices. If this situation continues throughout the fourth quarter of 2001 and beyond, price declines for our products could be significant. If we cannot reduce our product manufacturing costs to offset these reduced prices, our gross margins and net profitability will suffer.

Our business depends upon consumer products.

       In 2000, and the first nine months of 2001, we continued to receive more product revenue and ship more units of products for consumer electronics applications, principally digital cameras, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and drive demand.

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

There is seasonality in our business.

       Sales of our products, in particular the sale of CompactFlash, MultiMediaCard, Secure Digital card Smartmedia card and Memory Stick products, in the consumer electronics market may be subject to seasonality. As a result, product sales may be impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In addition, in the past we have experienced a decrease in orders in the first quarter from our Japanese OEM customers primarily because most customers in Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year. Although we did not experience seasonality in 2000, we cannot assure you that we will not experience seasonality in the future.

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

    D2 and Nand MLC flash technology

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

    Secure Digital Card products

       SanDisk, along with Matsushita and Toshiba, jointly developed and jointly promote the Secure Digital Card. The Secure Digital Card is an enhanced version of our MultiMediaCard that incorporates advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. Although the Secure Digital Card is designed specifically to address the copy protection rights of the content providers, there can be no assurance that these content providers will find these measures sufficient or will agree to support them. Furthermore, there is no assurance that consumers will widely adopt Secure Digital Cards, as they only operate with copyrighted content. Conversely, broad acceptance of our Secure Digital Card by consumers will likely reduce demand for our MultiMediaCard and CompactFlash card products. See "--The success of our business depends on emerging markets and new products."

    Memory Stick Products

       In September 2001 we signed an agreement with Sony Corporation involving their Memory Stick card format. Under the agreement Sony will supply us a portion of their Memory Stick output for us to resell under the SanDisk brand name. Sony has also agreed to purchase a portion of their NAND memory chip requirements from us provided that we meet market competitive pricing for these components. In addition, the two companies agreed to co- develop and co-own the specifications for the next generation Memory Stick. Each company will have all rights to manufacture and sell this new generation Memory Stick. We cannot assure you that this new business will generate substantial revenues or gross margin contributions for us. Consumers may prefer to purchase the Sony brand Memory Stick over our SanDisk brand Memory Stick. Furthermore, the second generation Memory Stick is still in the early stages of development and is not expected to generate significant sales before 2003 at the earliest. We cannot assure you that the second generation Memory Stick will achieve commercial success in the marketplace when it is introduced.

    We are transitioning our technology to NAND based products

       The transition to NAND based products is very complex, and requires good execution from our manufacturing, technology, quality, marketing, and sales and customer support staffs. If the current soft market conditions continue through the fourth quarter of this year and beyond, or if we are unable for any reason to achieve customer acceptance of our card products built with these NAND flash chips, we will experience a significant increase in our inventory, as we are contractually obligated to purchase half of FlashVision's NAND wafer production output. This may result in inventory write offs and have a material adverse effect on our business, results of operations and financial condition.

     In connection with our ramping up of NAND flash wafer production through the FlashVision joint venture, we expect to complete final purchases of NOR flash wafers from UMC in the fourth quarter of 2001. In the third quarter of 2001, we began to purchase controller wafers from UMC and are continuing development of advanced flash memory technology at the 0.15 micron technology design rules.

We depend on third party foundries for silicon wafers.

     All of our flash memory card products require silicon wafers, the majority of which are currently supplied by Toshiba's wafer fab at Yokkaichi, Japan and through our FlashVision joint venture in Virginia, as well as UMC in Taiwan. If Toshiba, Flashvision and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure or other causes could significantly harm our business, financial condition and results of operations.

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

     On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As a part of this transaction, we and Toshiba formed and contributed initial funding to FlashVision LLC, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. To date, we have invested a total of $150 million in cash, and have guaranteed $147 million in equipment lease lines to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment. We will guarantee a total of up to $215 million in equipment lease lines. We will use the new production capacity at Dominion to manufacture primarily NAND flash memory wafers with minimum lithographic feature size of 0.16 micron initially, moving to 0.13 micron in the future. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers. Therefore, it is difficult to predict how long it will take to equip and commence production at the new facility and achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs, although we expect significant forward progress in the fourth quarter of 2001. We have not operated our own wafer fabrication facility in the past and therefore we rely on Toshiba to address these challenges. With our investments in the Dominion facility, we are now exposed to the adverse financial impact of any delays or manufacturing problems associated with the wafer production line. Any problems or delays in production at the new Dominion facility could adversely impact our operating results in 2001 and beyond.

     We expect to incur substantial start up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment. During the ramp-up period, which began late in the second quarter of 2001, equipment depreciation began and line-operating expenses increased substantially. While the wafer output is still relatively low, the cost of wafers from the Dominion Virginia fab facility is significantly higher than the cost of wafers from our other suppliers. This will negatively impact our overall product gross margins until the flash wafer output from Dominion reach a more optimum level. Under our agreement with Toshiba, we are committed to purchase 50% of the output from the Dominion facility. We will incur startup costs and pay our share of ongoing operating activities even if we do not utilize our full share of the Dominion output. Should customer demand for NAND flash products be less than our available supply, we may suffer from reduced revenues and increased expenses, and increased inventory of unsold NAND flash wafers, which could adversely affect our operating results. In order for us to sell NAND based CompactFlash, MultiMediaCards and Secure Digital Cards, we have been developing new controllers, printed circuit boards and test algorithms because the architecture of NAND flash is significantly different from our current NOR flash designs. Any technical difficulties or delays in the development of these elements could prevent us from taking advantage of the available NAND output and could adversely affect our results of operations.

     On July 4, 2000, we entered into a share purchase agreement to make a $75.0 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones. During the first nine months of 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, we invested $42.0 million to purchase 1,599,931 ordinary shares and obtain wafer credits of $21.4 million. In September 2001, we agreed to convert 75% of our wafer credits to equity at a price of $12.75 per share and received an additional 1,284,007 ordinary shares. Due to the decline in the value of Tower's common stock, we recorded a loss of $5.4 million on this exchange in the third quarter of 2001. Additional contributions will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. We expect first wafer production to commence at the new fabrication facility in late 2002. Due to the continued weakness in the semiconductor industry, the value of our Tower investment and remaining wafer credits had declined to $22.6 million on September 30, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles and a loss of $14.0 million was recorded in the third quarter of 2001.

     Tower's completion of the wafer foundry facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government's Investment Center. If Tower is unable to complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our investment in Tower will decline and we may be unable to obtain the wafers needed to manufacture our products, which would harm our results of operations. In addition, the value of our investment in Tower may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of the Tower investment declines further, it may be necessary to record additional losses.


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

     In the second and third quarters of 2001, we experienced a substantial drop in demand from our MultiMediaCard customers, which we believe is attributable to the switch by these customers to the Secure Digital Card as well as the generally soft market conditions.

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

    512 megabit and 1 gigabit flash memory card products

     On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this venture, we and

Toshiba plan to employ Toshiba's 0.16 micron and future 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk's multi-level cell flash and controller system technology. During the third quarter of 2000, we announced with Toshiba the completion of the joint development of the 512 Megabit NAND flash chip employing Toshiba's .16 micron manufacturing process technology. We began employing the 512 megabit technology in the second half of 2001, and expect to commence shipments of cards employing the 1 gigabit technology in the first quarter of 2002. The development of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers is expected to be complex and incorporates SanDisk and Toshiba technology that is still under development. We cannot assure you that we and Toshiba will successfully develop and bring into full production with acceptable yields and reliability these new products or the underlying technology, or that any development or production ramp will be completed in a timely or cost-effective manner. If we are not successful in any of the above, or if our cost structure is not competitive, our business, financial condition and results of operations could suffer.

We may be unable to maintain market share.

     During periods of excess supply in the market for our flash memory products, such as we have experienced in the first nine months of 2001 and continue to experience, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors. Currently we are experiencing severe price competition for our CompactFlash and SmartMedia products which is adversely impacting our product gross margins and overall profitability.

Our international operations make us vulnerable to changing conditions and currency fluctuations.

    Political risks

     Currently, a significant portion of our flash memory wafers are produced by Toshiba in Japan and UMC in Taiwan. We also use third-party subcontractors in Taiwan for the assembly and testing of some of our card and component products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other's territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or card products by our Taiwanese foundries and subcontractor. See "-- We depend on our suppliers and third party subcontractors."

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

     Although we do not believe the current political unrest in Israel represents a major security problem for Tower since Migdal Haemek, Israel is in a relatively secure geographic location, the unrest may expand and even if it remains at current levels, could cause scheduling delays, as well as economic uncertainty, which could cause potential foundry customers to go elsewhere for their foundry business. Moreover, if U.S. military actions in Afghanistan result in retaliation against Israel, Tower's fabrication facility and our engineering design center in Israel may be adversely impacted. We cannot assure you that the Tower facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility.

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

     We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, we rely on Toshiba's Yokkaichi fab, for a portion of our flash memory wafers as we ramp up our wafer production at our FlashVision joint venture in Virginia.

     We also rely on third-party subcontractors for a substantial portion of wafer testing, packaged memory final testing, card assembly and card testing, including Silicon Precision Industries Co., Ltd. in Taiwan and Celestica, Inc. in China. These subcontractors will also be assembling and testing a majority of our mature, high-volume products. We began transferring portions of our testing and assembly operations to these subcontractors in the second half of 1999. In the third quarter of 2001, we adopted a plan to transfer all of our card assembly and test manufacturing operations from our Sunnyvale location to offshore subcontractors in the fourth quarter of 2001. Any problems in this complex transition may result in a disruption of production and a shortage of product to meet customer demand. We have no long-term contracts with these subcontractors and cannot directly control product delivery schedules. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect could lead to product shortages or quality assurance problems, which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we are moving to turnkey manufacturing with some of our subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products.

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

     In addition, we and Toshiba will each separately market and sell any 512 megabit and 1 gigabit flash memory chips developed and manufactured under our relationship. Accordingly, we will compete directly with Toshiba for sales of these advanced chips and controllers.

     We have entered into patent cross-license agreements with several of our leading competitors including Hitachi, Lexar, Samsung, Toshiba, Intel, SST, Sharp, SmartDisk, Sony and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party's patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently, we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms which are favorable to us.

    Alternative storage media

     Competing products have been introduced that promote industry standards that are different from our CompactFlash and MultiMediaCard products including Toshiba's SmartMedia, Sony Corporation's Memory Stick, Sony's standard floppy disk used for digital storage in its Mavica digital cameras, Panasonic's Mega Storage cards, Iomega's Clik drive, a miniaturized, mechanical, removable disk drive, M-Systems' Diskonchip for embedded storage applications and the Secure MultiMediaCard from Hitachi and Infineon. Each competing standard is mechanically and electronically incompatible with CompactFlash, MultiMediaCard and Secure Digital Card. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, CompactFlash, MultiMediaCard, or Secure Digital Card will be eliminated from use in that product.

     IBM's microdrive, a rotating disk drive in a Type II CompactFlash format competes directly with our 1 gigabyte type I CompactFlash memory cards that we introduced in the fourth quarter of 2001 for use in high-end professional digital cameras. M-Systems' Diskonchip 2000 Millennium product competes against our Flash ChipSet products in embedded storage applications such as set top boxes and networking appliances.

     Sony's consumer electronics products, which use the Memory Stick, may erode our overall market share for other cards formats. Sony has licensed its proprietary Memory Stick to other companies. If it is adopted and achieves widespread use in future products, sales of our MultiMediaCard, Secure Digital and CompactFlash products may decline. Our MultiMediaCard products also have faced significant competition from Toshiba's SmartMedia flash cards. Recently, Hitachi, Infineon, Sanyo and Fujitsu have proposed their Secure MultiMediaCard which provides the copy protection function that is included in our Secure Digital Card. Should this initiative gain industry wide acceptance, it may reduce the widespread adoption of the Secure Digital Card.

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

     Approximately one-half of our revenues came from a small number of customers in fiscal 2000 and 1999. Sales to our top 10 customers accounted for approximately 52% and 54% of our product revenues in the third quarter and first nine months of 2001, compared to 56% and 49% in the same periods of 2000. In the first nine months of 2001, sales to one customer totaled 12% of product sales, and there was no customer that represented more than 10% of product sales in the first nine months of 2000. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products changes.

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

     In addition, we cannot assure you that the FlashVision fabrication facility that we are co-developing with Toshiba in Virginia, will produce satisfactory quantities of wafers with acceptable prices, reliability and yields. Any failure in this regard could materially harm our business, financial condition and results of operations. In addition, the construction and operation of this line will cause us to incur significant expense and may result in the diversion of resources from other important areas of our business. In addition, we have no experience in operating a wafer manufacturing line and we intend to rely on the existing manufacturing organization at the Dominion facility. This organization will be trained in NAND flash manufacturing by Toshiba, and will be tasked to "copy exactly" the same manufacturing flow employed by Toshiba in Yokkaichi, Japan, but we cannot assure you that they will be successful in manufacturing these advanced NAND flash products on a cost-effective basis or at all.

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

     . our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage; or

     .  any of our products do not infringe on the patents of other companies.

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

    Cross-licenses and indemnification obligations

       If we decide to incorporate third party technology into our products or if we are found to infringe on others' intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. Currently, we have patent cross-license agreements with several companies, including Hitachi, Intel, Lexar, Samsung, Sharp, SST, SmartDisk, Sony, TDK and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms.

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

    Litigation risks associated with our intellectual property

       Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. Furthermore, parties that we may sue for patent infringement may countersue us for infringing their patents. See Part II, Item 1 for further discussion of litigation which we are currently involved in.

Our rapid growth may strain our operations.

       In 2000, we experienced rapid growth, which placed a significant strain on our personnel and other resources. To accommodate future growth, we must continue to hire, train, motivate and manage our employees. In the past, we have experienced difficulty hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make a significant investment in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, which could in turn harm our business, financial condition and results of operations.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

       The recent terrorist attacks in the United States, and the U.S. retaliation for these attacks, and related decline in consumer confidence and continued economic weakness have had a substantial adverse impact on our retail sales. If consumer confidence does not recover our revenues and profitability may be adversely impacted in the fourth quarter of 2001 and beyond.

       In addition, any similar future events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

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

       The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ending September 30, 2001 our stock price fluctuated significantly from a low of $8.08 to a high of $74.75. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

Our Digital Portal Inc. (DPI) Joint Venture has an unproven product and an untested market.

       The Digital Photo Kiosk currently under development for DPI has experienced delays in its U.S. market rollout, due primarily to modifications to improve its operation as a standalone, reliable, user-friendly photo printing kiosk. We cannot assure you that these kiosks, once introduced will function reliably as intended, or that they will receive favorable acceptance from consumers in a reasonable period of time. If DPI is unsuccessful our financial results may be harmed.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

       Please refer to the Company's Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

    From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties to preserve and defend our intellectual property rights. These parties could in turn bring suit against us.

    On May 10, 2001, we filed a declaratory judgment action in the United States District Court for the Northern District of California against an individual named Fredrik Buch seeking a declaration from the Court that Mr. Buch made no contribution to and is not an inventor of twenty SanDisk patents (the "Patents"). We filed this action in response to a written demand made by Mr. Buch in which he claimed to have conceived of certain architectures for fault-tolerant computer memories, which he also claimed to have disclosed to Dr. Eli Harari, SanDisk's President and CEO, over 15 years ago. Mr. Buch further claimed that the architectures he disclosed were incorporated in and became part of the inventions claimed in the Patents, and that, as a consequence, he should be named as an inventor on the Patents. Mr. Buch has never been an employee of SanDisk and has never met any of the inventors of the Patents, other than Dr. Harari. Mr. Buch filed an amended answer and counterclaims on June 19, 2001. In his counterclaims, Mr. Buch sought to have the Court correct the inventorship of the Patents to include his name, damages for misappropriation of trade secrets, and recovery for the unjust enrichment of SanDisk by virtue of the revenue it received from its patent license agreements relating to the Patents. On August 10, 2001, based on evidence we provided to Mr. Buch and to his counsel, Mr. Buch voluntarily dismissed with prejudice all of his claims against SanDisk, and as a result, we dismissed our declaratory judgment action against Mr. Buch. We did not provide any monetary or any other type of compensation to Mr. Buch as part of Mr. Buch's dismissal.

On May 10, 2001, we filed a complaint for patent infringement against Viking Components, Inc. in the United States District Court for the Northern District of California. The complaint seeks damages and an injunction against Viking Components from making, selling or importing all Viking CompactFlash(TM) cards that use controllers incorporated in CompactFlash cards that were found to infringe SanDisk's U.S. Patent No. 5,602,987 in a previous lawsuit filed by SanDisk against Lexar Media, Inc. On or about October 29, 2001, the parties settled this litigation. Viking consented to a permanent injunction enjoining Viking from selling in the United States CompactFlash cards manufactured by Viking that incorporate certain of Lexar Media, Inc.'s controllers.

On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation (the "Lemelson Foundation") filed a complaint for patent infringement against us. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX MS, was filed in the United States District Court, District of Arizona. The complaint alleges that we, and four other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that SanDisk be enjoined from its allegedly infringing activities and seeks unspecified damages. To date, we have not been served with the complaint.

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

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

         A.       Exhibits

     Exhibit
     Number      Exhibit Title
     -------     -------------
       3.1       Certificate of Incorporation of the Registrant, as amended to date.(2),(13)
       3.2       Form of Amended and Restated Certificate of Incorporation of
                 the Registrant.(2)
       3.3       Bylaws of the Registrant, as amended.(2)
       3.4       Form of Amended and Restated Bylaws of the Registrant.(2)
       3.5       Certificate of Designation for the Series A Junior
                 Participating Preferred Stock, as filed with the Delaware
                 Secretary of State on April 24, 1997.(4)
       4.1       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.(2)
       4.3       Amended and Restated Registration Rights Agreement, among the
                 Registrant and the investors and founders named therein, dated
                 March 3, 1995.(2)
       4.5       Series F Preferred Stock Purchase Agreement between Seagate
                 Technology, Inc. and the Registrant dated January 15, 1993.(2)
       4.8       Rights Agreement, dated as of April 18, 1997, between
                 Registrant and Harris Trust and Savings Bank.(4)
       4.9       First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and Savings Bank and the Registrant.(11)
       4.10      Second Amendment to Rights Agreement dated as of December 17,
                 1999, between Harris Trust and Savings Bank and the Registrant.
                 (10)
       9.1       Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
       10.10     License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
       10.13     1989 Stock Benefit Plan.(2)
       10.15     Employee Stock Purchase Plan.(2)
       10.16     1995 Non-Employee Directors Stock Option Plan.(2)
       10.18     Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)
       10.21     Amendment to Lease Agreement between the Registrant and G.F.
                 Properties, dated April 3, 1997.(5)
       10.23     Foundry Venture Agreement between the Registrant and United
                 Microelectronics Corporation, dated June 27, 1997.(1),(6)
       10.24     Written Assurances Re: Foundry Venture Agreement between the
                 Registrant and United Microelectronics Corporation, dated
                 September 13, 1995.(1), (6)
       10.25     Side Letter between Registrant and United Microelectronics
                 Corporation, dated May 28, 1997.(1), (6)
       10.27     Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)
       10.28     Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)
       10.29     Trade Finance Agreement between the Registrant and Union Bank of California, dated July 15, 1998.(9)
       10.30     1995 Stock Option Plan Amended and Restated as of December 17,
                 1998.(12)
       10.31     1995 Non-Employee Directors Stock Option Plan Amended and
                 Restated as of December 17, 1998.(12)
       10.32     1995 Employee Stock Purchase Plan Amended and Restated as of
                 December 17, 1998. (12)

      Exhibit
       Number  Exhibit Title
       ------  -------------
       10.33 Master Agreement, dated as of May 9, 2000, by and among the Registrant, Toshiba Corporation and Semiconductor North America, Inc.(13),(1)
       10.34 Operating Agreement dated as of May 9, 2000, by and between the Registrant and Semiconductor North America, Inc.(13)
       10.35 Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(13),(1)
       10.36 Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(13),(1)
       10.37 Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(14)
       10.38 Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(14)
       10.39 Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(14)
       10.40 Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(14)
       10.41 Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(14),(1)
       10.42 Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International, Plc.(14),(1)
       10.43 Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc. (14),(1)
       10.44 Stockholders' Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.(14),(1)
       10.45   Bylaws of DigitalPortal Inc.(14),(1)
       10.46 Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation (15)
       10.47 Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd. (15)
       10.48 Appendix 1 to FlashVision L.L.C. 2000 lease financing agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V.
               (16),(1)
       10.49 Master Lease agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V. (16),(1)
       10.50 Guarantee, dated as of December 27, 2000 from SanDisk Corporation to ABN AMRO Bank N.V., related to FlashVision L.L.C. 2000 lease financing. (16),(1)
___________

  1.   Confidential treatment granted as to certain portions of these exhibits.
  2. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
  3. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
  4. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
  5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
  6. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
  7. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
  8. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.
  9. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
  10. Previously filed as an Exhibit to the Registrant's 1999 Annual Report on Form 10-K.
  11. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 1, 1999.
  12. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
  13. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 2000.

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

                                             SANDISK CORPORATION
                                             (Registrant)

Dated: November 12, 2001                     By: /s/ Frank Calderoni
                                                 -------------------------------
                                                 Frank A. Calderoni
                                                 Senior Vice President,
                                                 Finance and Administration and
                                                 Chief Financial Officer
                                                 (On behalf of the Registrant
                                                 and as Principal Financial
                                                 Officer.)