Form 10-K
period 2001-12-31
SANDISK CORP
filed 2002-03-28
CIK 1000180

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

   X    Annual report pursuant to Section 13 or 15(d) of the Securities
-------
        Exchange Act of 1934 for the fiscal year ended December 31, 2001 or *

_______ Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

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

                         Common Stock, $0.001 par value;
        Rights to Purchase Series A, Junior Participating Preferred Stock
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 2002 as reported on the Nasdaq National Market System, was approximately $902,017,880. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2002, Registrant had 68,637,117 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 22, 2002 are incorporated by reference into Part III of this Form 10-K.

*For purposes of this Form 10-K the Registrant has indicated its fiscal year as ending on December 31/st/. The Registrant operates on a fifty-two-fifty-three week fiscal year cycle ending on the Sunday closest to December 31/st/.

                               SANDISK CORPORATION




                                Table of Contents



                                     PART I

                                                                                Page No.
                                                                                --------
Item 1.         Business                                                            4

Item 2.         Properties                                                         18

Item 3.         Legal Proceedings                                                  18

Item 4.         Submission of Matters to a Vote of Security Holders                19

                Executive Officers of the Registrant                               20

                                     PART II

Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters                                                21

Item 6.         Selected Financial Data                                            22

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                24

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk         49

Item 8.         Financial Statements and Supplementary Data                        51

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                79

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant                 80

Item 11.        Executive Compensation                                             80

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management                                                         80

Item 13.        Certain Relationships and Related Transactions                     80

                                     PART IV

Item 14.        Exhibits, Financial Statements, Schedules, and Reports
                on Form 8-K                                                        81

                Signatures                                                         85

                                     PART I

ITEM 1.    BUSINESS
           --------

  Statements in this report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other wording indicating future results. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Factors That May Affect Future Results" under Item 7 below, and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

OVERVIEW

  We design, manufacture and market flash memory storage products that are used in a wide variety of electronic systems. We have designed our flash memory storage solutions to address the storage requirements of emerging applications in the consumer electronics and industrial/communications markets. Our products are used in a number of rapidly growing consumer electronics applications, such as digital cameras, personal digital assistants, or PDAs, portable digital music players, digital video recorders and smart phones, as well as in industrial and communications applications, such as communications routers and switches and wireless communications base stations. In fiscal 2001, we shipped approximately 11 million flash memory cards and flash chip sets. Our products include removable CompactFlash cards, SmartMedia cards, FlashDisk cards, MultiMediaCards, Secure Digital cards, Memory Stick, and Ultra CompactFlash cards and embedded Flash ChipSets, NAND Flash Components and FlashDrives with storage capacities ranging from 8 megabytes to 2 gigabytes. During 2001, we completed a technology transition from NOR flash manufactured for us by UMC in Taiwan to NAND flash manufactured for us under our FlashVision joint venture with Toshiba. In fiscal 2001, our customers included Arrow Electronics, Inc., Avnet Electronics, Bell Microproducts, Inc., Best Buy Company, Inc., Canon, Inc., Circuit City Stores, Inc., Costco Wholesale Corporation, Eastman Kodak Company, Ericsson, Hewlett-Packard Company, Ingram Micro, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Plastic Co. Ltd., Nikon Corporation, Office Depot, Inc., Siemens AG, Staples, Inc., Thomson Multimedia, Inc., and Wynit, Inc., among others. In addition, we currently license our technologies to several companies including Hitachi Ltd., Intel Corporation, Lexar Media, Incorporated, Matsushita Electronics Corporation, Samsung Electronics Company Ltd., Sharp Electronics Corporation, SmartDisk Corporation, Silicon Storage Technologies, Incorporated, Sony Corporation, TDK Corporation and Toshiba Corporation.

  In September 2001, we signed an agreement with Sony Corporation, or Sony, involving their Memory Stick card format. Under the agreement, Sony will supply us a portion of their Memory Stick output for resale under the SanDisk brand name. Sony has also agreed to purchase a portion of their NAND flash memory requirements from us provided that we meet market competitive pricing for these components. In addition, we and Sony agreed to co-develop and co-own the specifications for the next generation Memory Stick.

  In 2000, we entered into a joint venture agreement with Toshiba Corporation, or Toshiba, under which we formed FlashVision, L.L.C., or FlashVision, to produce advanced flash memory, utilizing fabrication space at Dominion Semiconductor, L.L.C., or Dominion, in Manassas, Virginia. Production commenced in the second half of 2001 and Toshiba and SanDisk each receive 50% of Dominion's flash memory output. In December 2001, we and Toshiba signed a binding memorandum of understanding, or MOU, under which we and Toshiba agreed to restructure our FlashVision joint venture by consolidating our FlashVision advanced NAND wafer fabrication manufacturing operations with Toshiba's memory fabrication facility at Yokkaichi, Japan. The Yokkaichi fabrication facility, or Yokkaichi, is Toshiba's most advanced memory fabrication facility and has approximately twice the wafer fabrication capacity of Dominion. Through this consolidation, we expect Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the MOU, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to bear substantially all the costs associated with the equipment transfers. Toshiba will continue to supply our NAND flash requirements out of its existing production at Yokkaichi during the transfer. We intend to terminate all manufacturing operations at Virginia in the first quarter of 2002 and transfer substantially all the FlashVision equipment to Yokkaichi in 2002. Once the consolidation is completed, we expect that Yokkaichi's total NAND wafer output will match the combined prior NAND capacity of Yokkaichi and Dominion. We and Toshiba contemplate that the FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as we have had at Dominion in Virginia. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and will repay all amounts outstanding thereunder in April 2002. We and Toshiba are currently seeking other sources of financing to replace the ABN AMRO lease facility.

Recent Developments

   On February 22, 2002, we announced that Michael Gray, Vice President, Finance, would assume responsibility for our financial and accounting functions until we hire a successor to Frank A. Calderoni, Senior Vice President, Finance and Administration and Chief Financial Officer, who resigned in February 2002.

   On December 24, 2001, we completed a private placement of $125 million of 4 1/2% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, we sold an additional $25.0 million of the Notes pursuant to the exercise by the initial purchasers of their option.

   References in this annual report on Form 10-K to "SanDisk," "we," "our," and "us" collectively refer to SanDisk Corporation, a Delaware corporation, its subsidiaries and SunDisk Corporation, its predecessor. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, California 94089 and our telephone number is (408) 542-0500.

Industry Background

   In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of consumer electronic, industrial and communications products. These new devices include digital cameras, PDAs, highly portable computers, portable music players, digital video recorders, wireless base stations, network computers, communication routers and switches, cellular telephones, mobile communication systems, handheld data collection terminals, medical monitors and other electronic systems. These emerging applications have storage requirements that are not well addressed by traditional storage solutions. These requirements include small form factor size, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations. Because storage products based on flash semiconductor technology can meet these requirements, these devices and systems represent market opportunities for flash storage systems.

The SanDisk Solution

   Our flash memory storage solution, known as system flash or data storage flash, addresses the needs of many emerging applications in the consumer electronics and industrial/communications markets. Since our inception, we have been actively involved in all aspects of flash memory process development, chip design, controller development and system-level integration, as well as the creation and promotion of new flash card industry standards, to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and new system platforms. We believe our core technical competencies are in high-density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system testing. To achieve compatibility among various electronic platforms, regardless of the host processor or operating system used, we have developed new capabilities in flash memory chip design and created intelligent controllers. We have also developed an architecture that can leverage advances in flash memory process technology to ensure a scaleable, high-yield, cost-effective and highly reliable manufacturing process. Our CompactFlash, MultiMediaCard, Secure Digital card and FlashDisk products are portable, have an on-board controller and use file formats that are forward- and backward-compatible. All of our flash data storage products can store almost any type of digital information, including voice, e-mail, music, video clips and digital images.

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

   The flash process and flash memory chip designs developed by us in cooperation with our partners make our products scaleable over several generations of semiconductor fabrication processes. This feature has allowed us to significantly reduce our cost per megabyte of capacity with each new generation of our products. By maintaining the same basic design parameters, each generation of our flash memory products maintains full compatibility with prior generations. This chip architecture has allowed us to significantly reduce cell size and thereby chip size. This has allowed us to increase storage capacity and lower the cost of our flash memory products.

   We have developed core competencies in low-cost micropackaging technology as well as low-cost batch testing, both of which are important elements in building high-capacity, high-reliability flash cards at a competitive cost and in high volumes.

Applications and Markets for Flash Data Storage

   We target the consumer electronics and the industrial/communications markets for our flash data storage products.

   Our products are used in a number of rapidly growing consumer electronics applications, such as digital cameras, PDAs, portable music players, digital video recorders and smart phones, as well as in industrial and communications applications, such as communications routers and switches and wireless communications base stations.

   Consumer Electronics. The increasing trend towards the use of digital technology in consumer electronics devices has created requirements for new data storage products. For example, a number of major camera and imaging companies have introduced digital cameras that we believe will enable professionals and consumers to eliminate the need for standard 35mm photographic film by replacing it with re-usable compact digital data storage devices. In addition, flash data storage products, such as our removable CompactFlash, SmartMedia, FlashDisk, MultiMediaCard, Secure Digital, Memory Stick, and Ultra CompactFlash products and embedded Flash ChipSet, NAND Flash Components and FlashDrive products are used in PDAs, highly portable computers, digital audio players, network computers, cellular telephones, next-generation smart telephones and other devices.

   Industrial/Communications Market. The communications market has applications that require new types of data storage. For example, communications switches and cellular base stations require data storage in environments that are subject to shock and vibration and a wide range of temperature and humidity conditions. As the storage capacity of our cards grows, we are increasingly able to displace disk drives in routers and switches manufactured by telecommunications companies such as Cisco, Nortel and Lucent.

   In the fiscal years ended December 30, 2001, 2000, and 1999, product sales to our top 10 customers accounted for approximately 49%, 48%, and 57% of our product revenues, respectively. In 2001 and 2000, no single customer accounted for greater than 10% of our total revenues. In 1999, revenues from one customer exceeded 10% of total revenues. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. We have also experienced significant changes in the composition of our major customer base from year to year and expect this pattern to continue as certain customers increase or decrease their purchases of our products as a result of fluctuations in market demand for their products. Sales to our customers are generally made pursuant to standard purchase orders rather than long-term contracts. The loss of, or significant reduction in, purchases by any of our major customers, could harm our business, financial condition and results of operations.

SanDisk's Products

   Our storage products are high capacity, solid-state, non-volatile flash memory devices that comply with industry standards, including the PC Card ATA and/or IDE, MultiMediaCard, Secure Digital and Memory Stick standards. We offer a broad line of flash data storage products in terms of capacities, form factors, operating voltage and temperature ranges. Our current product families include removable CompactFlash cards, SmartMedia cards, FlashDisk cards, MultiMediaCards, Secure Digital Cards, Memory Stick, and Ultra CompactFlash cards, and embedded Flash ChipSets, NAND Flash Components, FlashDrives and TriFlash. Our products are compatible with the majority of today's computing and communications systems that are based on industry standards. Our principal products, as of December 31, 2001, are listed in the following table:

-----------------------------------------------------------------------------------------------------------
                                                                                       Uncompressed
           Product Family                         Form Factor                            Capacity
CompactFlash (Removable)        36.4 mm x 42.8 mm x 3.3 mm                    8 megabytes to 1 gigabyte
Ultra CompactFlash (Removable)  36.4 mm x 42.8 mm x 3.3 mm                    128 to 512 megabytes
SmartMedia (Removable)          Flash Card (45 mm x 37.0 mm x 0.76 mm)        8 to 128 megabytes
Secure Digital (Removable)      32.0 mm x 24.0 mm x 2.1 mm                    8 to 256 megabytes
Memory Stick (Removable)        50.0mm x 21.45mm x 2.8mm                      16 to 128 megabytes
MultiMediaCard (Removable)      32.0 mm x 24.0 mm x 1.4 mm                    8 to 64 megabytes
FlashDisk (Removable)           PC Card Type II (54.0 mm x 85.6 mm x 5.0 mm)  16 megabytes to 2 gigabytes
Flash ChipSet (Embedded)        ATA controller and flash memory chip          128 megabit to 1 gigabit
NAND Flash Components           TSOP (thin small outline package)             64 megabit to 1 gigabit
FlashDrive (Embedded)           2.5 & 3.5 inches                              32 megabytes to 2 gigabytes
-----------------------------------------------------------------------------------------------------------

   CompactFlash. Our CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard PC Card. CompactFlash's compact size, ruggedness, low-power requirements and its ability to operate at either 3.3V or 5V make it well-suited for a range of current and next-generation, small form factor consumer applications such as digital cameras, PDAs, personal communicators and audio recorders. CompactFlash products provide interoperability with systems based upon the PC Card ATA standard by using a low-cost passive Type II adapter. CompactFlash cards are available in capacities ranging from 8 megabytes to 1 gigabyte in Type I form factor.

   Ultra CompactFlash. Ultra CompactFlash is a line of high-speed CompactFlash cards specifically designed for use in the rapidly growing market for high-performance digital cameras. Ultra CompactFlash cards are targeted at advanced photographers who require high-speed cards to quickly shoot many high-resolution images. Ultra CompactFlash cards have more than twice the sustained write speed of our standard CompactFlash Products. Capacities range from 128 megabytes to 512 megabytes. We introduced our Ultra CompactFlash cards in the fourth quarter of 2001. We cannot assure you that our Ultra CompactFlash cards will receive substantial market acceptance. Any failure by our customers to accept our Ultra CompactFlash products could harm our business, financial condition and results of operations.

   SmartMedia Cards. Our SmartMedia card is a removable flash memory card that can be used in several different types of digital devices including digital cameras, digital music players and digital voice recorders. Our SanDisk brand SmartMedia Cards are available in capacities ranging from 8 to 128 megabytes.

   Secure Digital Card. The Secure Digital Card measures 32.0 mm by 24.0 mm by
2.1 mm. The Secure Digital Card is an enhanced version of our MultiMediaCard that incorporates advanced security and copyright protection features for the emerging markets for the electronic distribution of music, video and other copyrighted works. Our Secure Digital Card is available in storage capacities of 8 to 256 megabytes. We began shipping the Secure Digital Card in the first quarter of 2001.

   The Secure Digital Card incorporates a number of new features, including Secure Digital Music Initiative, or SDMI, compliant security and copy protection, a mechanical write protect switch and a high data transfer rate. The Secure Digital Card is slightly thicker (2.1mm) than our MultiMediaCard and uses a nine-pin interface instead of the seven-pin interface of the MultiMediaCard. Because of these differences, the Secure Digital Card will not work in current products that include a MultiMediaCard slot. However, our MultiMediaCard products are forward compatible and will work in Secure Digital Card slots. Broad acceptance of our Secure Digital Card by consumers may reduce demand for our MultiMediaCard and other flash memory card products. The Secure Digital Card relies on the copy protection features that have been developed for the DVD standard and therefore may be more likely to be endorsed by the leading content providers. We cannot assure you that our Secure Digital Card will receive substantial market acceptance. Any failure by our customers to accept our Secure Digital Card products could harm our business, financial condition and results of operations.

   Memory Stick. The SanDisk Memory Stick, introduced in the fourth quarter of 2001, is a popular, small-size flash memory card targeted at a wide variety of electronic products. It is sold in capacities ranging between 16 and 128MB and is used primarily in consumer electronics products sold under the Sony brand name. During 2001, we entered into an agreement with Sony under which they will supply us Memory Stick products under the SanDisk brand. Sony has also agreed to purchase a portion of their NAND flash chip requirements from us provided that we meet market competitive pricing for these components. Sony and SanDisk also agreed to co-develop and co-own the specifications for the next generation Memory Stick. We do not expect to generate revenues from the second generation Memory Stick before 2003.

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

   FlashDisk. Our FlashDisk products are used in data storage, data backup and data transport applications. Our FlashDisk products are available in the PC Card Type II form factor with capacities ranging from 16 megabytes to 2 gigabytes.

   Flash ChipSet. Our Flash ChipSet products provide a very small footprint, solid-state ATA mass storage system. Our Flash ChipSet products consist of a single chip ATA controller and a flash memory chip, and are available in capacities of 128 megabit to 1 gigabit. We provide full PC Card, ATA and IDE disk drive compatibility in a chip set format.

   NAND Flash Components. NAND is a widely-used type of flash memory for high capacity data storage applications. NAND flash memory has much lower power dissipation, lower cost per bit and higher capacity than the standard NOR flash commonly used for code store applications. NAND flash has gained wide acceptance in embedded storage consumer electronics applications. Our NAND Flash Components are sold as TSOP (thin small outline package) chips. Available capacities range from 64 megabit to 1 gigabit.

   FlashDrive. Our FlashDrives come in 2.5 and 3.5 inch form factors and are targeted at applications that require embedded data storage devices. FlashDrives offer rugged, portable, low-power data storage and are plug and play replacements for rotating IDE drives making them ideal for mobile computers, communication devices and other systems that require embedded storage. Capacities of our FlashDrive products range from 32 megabytes to 2 gigabytes.

   TriFlash. Our TriFlash is a high capacity, small size embedded flash memory device. TriFlash is ideal for storing audio, video, data and images on small portable systems. These products are targeted at Internet music players and cell phones. TriFlash will give product manufacturers the option of either using TriFlash and/or removable flash memory cards in their consumer electronics products. TriFlash is available in 16, 32 and 64 megabyte capacities. We expect to begin shipping our TriFlash products in second quarter of 2002. We cannot assure you that our TriFlash products will receive substantial market acceptance. Any failure by our customers to accept our TriFlash products could harm our business, financial condition and results of operations.

   Other SanDisk products. We also sell ImageMate external memory card readers and PC Card adapters under the SanDisk brand name. Our ImageMate external memory card readers offer a fast, convenient way to transfer data between our memory card products and a personal computer through a USB connection. The ImageMates are available in CompactFlash, MultiMediaCard, Secure Digital and SmartMedia Card versions. Our PC Card adapters allow the user to transfer data between our memory card products and a laptop through the laptop's PC Card (PCMCIA) slot. The PC Card adapters are available in CompactFlash, MultiMediaCard, Secure Digital and SmartMedia Card versions.

   In January 2002, we introduced our Cruzer product. The Cruzer is a portable, pocket-size storage device that uses our MultiMediaCards or Secure Digital cards for the easy storage and transport of personal computer data files, image files, video and audio files. The Cruzer plugs into the industry-standard USB port that is built into desktop PCs, notebook computers and other devices. We expect to begin shipping our Cruzer product in the second quarter of 2002, in 32, 64, 128 and 256 megabyte capacities. We cannot assure you that our Cruzer products will receive substantial market acceptance. Any failure by our customers to accept our Cruzer products could harm our business, financial condition and results of operations.

   Our Personal Tag, or P-Tag, is a wearable, matchbook size, memory card that can be used to store critical data such as medical records and other personal information. The target markets for these cards include military agencies, government departments, insurance and health care companies worldwide for healthcare and security applications. The product evaluation process of these types of customers is lengthy. We also believe that the current generation P-Tag may not provide sufficient security for stored data, and that to make it a more attractive product we will have to improve its on-board security for data protection. We do not expect to generate meaningful revenue from the P-Tag until 2003 or 2004 at the earliest. We cannot assure you that our P-Tag products will receive substantial market acceptance. Any failure by our customers to accept our P-Tag products could harm our business, financial condition and results of operations.

Technology

   Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance and cost-effective flash memory storage products to address a variety of emerging markets needs. We have been actively involved in all aspects of this development, including flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. In 2000, we entered into a long term strategic partnership with Toshiba to jointly develop and manufacture advanced NAND flash memory components to be used in all our products. We believe our core technical competencies are in high-density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system testing. We have also initiated, defined and developed new standards such as CompactFlash, MultiMediaCard & Secure Digital card to meet new market needs and to promote wide acceptance of the standards through interoperability and ease of use.

   To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we developed new capabilities in flash memory chip design and created intelligent controllers. We also developed an architecture that can leverage advances in process technology to ensure a scaleable, high-yielding, cost-effective and highly reliable manufacturing process. We believe that these technical competencies and our system design approach have enabled us to introduce flash data storage products that are better suited for our target markets than linear flash cards based on socket flash chips. We design our products to be compatible with industry-standard IDE, ATA, MultiMediaCard, Secure Digital and Memory Stick interfaces used in all standard operating (OS) systems such as Windows and Apple compatible personal computers, and operating systems used in cell phones, PDAs, and other consumer and industrial products.

   Our patented intelligent controller with its advanced defect management system permits our products to achieve a high level of reliability and longevity. Latent bit failure can occur several years into the life of a flash card product and can be difficult to detect with traditional flash technology. Our system allows the automatic substitution of entire sectors or major blocks of the memory chip in case of any latent flash memory failures. Additionally, our controller generates an error correcting code that is stored simultaneously with the data and is used to detect and dynamically correct any errors when the data is read. This design permits our products to maintain error-free operation for hundreds of thousands of erase and write cycles and reduces manufacturing costs by allowing us to incorporate partial die with less than 100% of the physical bits on each chip into the products without loss of functionality.

Strategic Manufacturing Relationships

   An important element of our strategy has been to establish strategic relationships with leading technology companies that can provide us with access to leading edge semiconductor manufacturing capacity and participate in the development of some of our products. This enables us to concentrate our resources on the product design and development areas where we believe we have competitive advantages. We have developed strategic relationships with United Microelectronics, Inc., or UMC, in Taiwan, and Toshiba with whom we have a joint venture, FlashVision, which manufactures our NAND flash memory. We may establish relationships with other foundries in the future.

   All of our products require silicon wafers that are currently supplied by Toshiba's wafer facility at Yokkaichi, Japan, under our joint venture agreement, as well as UMC in Taiwan. All of our memory wafers are currently manufactured using NAND process technology primarily in 0.16 micron feature sizes. UMC and other ASIC suppliers currently manufacture our controller wafers. In the past, we have experienced periods of supply constraints or excesses, each of which can have a significant impact on our gross margins and supplier relationships. Any delays in wafer availability or uncompetitive wafer pricing could limit our revenue growth and harm our business, financial condition and results of operations.

   In December 2001, we signed a binding memorandum of understanding, or MOU, with Toshiba under which we and Toshiba agreed to restructure our FlashVision business by consolidating our FlashVision advanced NAND wafer fabrication manufacturing operations with Toshiba's memory fabrication facility at Yokkaichi, Japan. The Yokkaichi fabrication facility is Toshiba's most advanced memory fabrication facility and has approximately twice the wafer fabrication capacity of Dominion. Through this consolidation, we expect Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the MOU, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to bear substantially all the costs associated with the equipment transfers, which are expected to be completed in 2002. Once the consolidation is completed, Yokkaichi's total NAND wafer output will match the combined prior NAND capacity of Yokkaichi and Dominion. We and Toshiba contemplate that the FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as we have had at Dominion in Virginia. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and will repay all amounts outstanding thereunder in April 2002. We and Toshiba are currently seeking other sources of financing to replace the ABN AMRO lease facility. The transfer and qualification of the advanced fabrication equipment from Dominion Virginia to Yokkaichi Japan is a highly complex operation. It is quite possible that we may encounter difficulties and delays. Although the additional costs associated with such potential delays will generally be borne by Toshiba, our results of operations may suffer if this equipment transfer is not completed on time and production does not commence at Yokkaichi as planned, thereby reducing the total NAND production capacity available to us.

   Under the terms of our wafer supply agreements with UMC, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months. Except in limited circumstances and subject to acceptance by UMC, the estimates for a portion of the forecast, generally three months, constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. We have similar forecast requirements and binding commitments under our supply agreement with Toshiba for wafers from their current Yokkaichi foundry and we are obligated to purchase 50% of the NAND flash wafer output from the FlashVision Yokkaichi facility or bear the costs of unused capacity if we choose not to purchase our share of the available wafers. These requirements limit our ability to react to any significant fluctuations in demand for our products. When the demand for our products experiences an unexpected, sudden and sharp decline, and we are unable to reschedule or cancel our wafer orders, we end up with excess wafer inventories, which result in higher costs and reduced gross margins. Furthermore, if a significant drop in demand is also accompanied by a rapid decline in market prices for our products, we may have to reduce the value of our inventory to market, resulting in lower gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and the loss of customers to competitors who are able to meet the customer requirements. We are dependent upon our foundry partners to deliver wafers and to maintain acceptable yields and quality.

   On July 4, 2000, we entered into a share purchase agreement to make a $75.0 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones. During 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, as of December 31, 2001, we had invested $42.5 million to purchase 1,599,931 ordinary shares and obtain wafer credits of $21.4 million. In September 2001, we agreed to convert 75% of our wafer credits to equity at a price of $12.75 per share and received an additional 1,284,007 ordinary shares.

   Due to the continued weakness in the semiconductor industry, the value of our Tower investment and remaining wafer credits had declined to $16.6 million at December 31, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles and a loss of $20.6 million was recorded in the second half of 2001. In addition, we recognized a loss of $5.5 million on our exchange of 75% of our Tower wafer credits for ordinary shares. These losses, totaling $26.1 million, or $15.8 million net of tax benefit, were recorded as loss on foundry investment in 2001. If the fair value of the Tower investment declines further, it may be necessary to record additional losses.

    Under our original agreement, additional contributions by us will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met by Tower. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. However, in March of 2002, we modified our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones to April 5, 2002 and October 1, 2002, respectively. We will make these payments whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date (but not to exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to our pre-paid wafer account, to be applied against orders placed with Tower's new fabrication facility, when completed. Currently, we expect Tower to supply us a portion of the ASIC controller chips used in our flash cards. We currently expect first wafer production to commence at the new fabrication facility in late 2002.

   Tower's completion of the wafer foundry facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government's Investment Center. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our investment in Tower will decline significantly or possibly become worthless and we may be unable to obtain the wafers needed to manufacture our products, which would harm our results of operations. In addition, the value of our investment in Tower may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally.

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

Assembly and Testing

   We test our wafers at Toshiba in Yokkaichi, Japan, and at the UMC facility and United Test Center, Inc. in Taiwan. Substantially all of the tested wafers are then shipped to our third party memory assembly subcontractors: Silicon Precision Industries Co., Ltd. in Taiwan and Mitsui & Co., Ltd. in Japan.

   A substantial portion of our packaged memory final test, card assembly and card test is performed at Silicon Precision Industries and United Test Center, Inc. in Taiwan, and Celestica, Inc. in China. We completed the transfer of our testing and assembly operations to these subcontractors in the second half of 2001. In fiscal 2002, these subcontractors will assemble and test the vast majority of our products. We expect our reliance on subcontractors will continue to reduce the cost of our operations and give us access to increased production capacity. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could result in a disruption of production and a shortage of products to meet customer demand.

   Our customers have demanding requirements for quality and reliability. To maximize quality and reliability, we monitor electrical and inspection data from our wafer foundries and assembly and test subcontractors. We monitor wafer foundry production for consistent overall quality, reliability, yield and defect levels. Most of our major component suppliers and subcontractors are ISO 9001 or 9002 certified.

Research and Development

   We believe that our future success will depend on the continued development and introduction of new generations of flash memory chips, controllers and products designed specifically for the flash data storage market. In fiscal 2001, the majority of our production output shifted from the 256 megabit, 0.24 micron D2 technology to the 512 megabyte, 0.16 micron NAND flash memory supplied by FlashVision LLC, our joint venture with Toshiba. In December 2001, SanDisk received the first production output of the next generation of 1 gigabit, 0.16 micron NAND MLC (Multi Level Cell, which is the same as our D2) flash memory. We expect we will begin production of 1 gigabit NAND flash memory that employs 0.13 micron process feature size through our joint venture with Toshiba late in the second half of 2002. We do not expect the 0.13 micron NAND flash memory wafers to contribute substantially to revenues until 2003.

   Our research and development expenses were $58.9 million, $46.1 million, and $26.9 million for the fiscal years ended December 31, 2001, 2000, and 1999, respectively. As of December 31, 2001, we had 160 full-time equivalent employees engaged in research and development activities, including 20 in our Israel design center. In fiscal 2002 and beyond, we expect to significantly increase our spending on process and design research and development to support the development and introduction of new generations of flash data storage products, including our 1gigabit and 2 gigabit NAND MLC flash memory co-development and manufacturing joint venture with Toshiba.

Sales and Distribution

   We market our products using a direct sales organization, distributors and manufacturers' representatives. We also sell products to various customers on a private label basis and under the SanDisk brand in the retail channel. Our sales efforts are organized as follows:

   Direct Sales Force. Our direct sales offices are located in Maitland, Florida; Herndon, Virginia; Nashua, New Hampshire; Sunnyvale and Irvine, California; Hannover, Munich and Rantingen, Germany; Kista, Sweden; Hong Kong, China; and Yokohama and Osaka, Japan. These offices support our major OEM customers and our distribution and manufacturers' representative partners. Our retail sales offices are located in Trabuco Canyon, California; Avon, Ohio; Bedford, Texas; Hetfordshire, England; Haarlem, the Netherlands; and Osaka, Japan.

   Distributors. In the United States, our products are sold through Arrow Electronics Inc., Avnet Inc. and Bell MicroProducts Inc. to OEM customers for a wide variety of industrial applications. In addition, we have distributors in various regions of the world including Europe, Japan, Australia, New Zealand, Taiwan, Korea, Singapore and Hong Kong.

   Independent Manufacturers' Representatives. In the United States, Canada and Europe, our direct sales force is supported in its sales efforts by more than 40 independent firms. These domestic and international firms receive a commission for providing support to our direct sales force and distributors in the industrial distribution, OEM and retail channels. The manufacturers' representative companies sell our products as well as products from other manufacturers.

   OEMs. We provide private label products to OEMs in the United States, Europe and the Pacific Rim.

   Retail. We ship SanDisk brand name products directly to consumer electronics stores, office superstores, photo retailers, mass merchants, catalog and mail order companies, Internet and e-commerce retailers and selected retail distributors. Our retail distributors include Ingram Micro, Inc., Tech Data Corporation, Laguna Corporation and Wynit, Inc. in the United States, in addition to international distributors. Our products are available in more than 38,000 retail stores worldwide. Fourteen independent manufacturers' representative firms are supporting our sales efforts in the retail channel. In addition, we sell our products on the Internet through third parties such as Amazon.com.

Customer Service and Technical Support

   We provide customers with comprehensive product service and support. We provide technical support through our applications engineering group located in the United States, Japan and Hong Kong. We work closely with our customers to monitor the performance of our product designs, to provide application design support and assistance, and to gain insight into our customers' needs to help in the design of future products.

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

   In 1988, we developed the concept of emulation of a hard disk drive with flash solid-state memory. The first related patents were filed in 1988 by Dr. Eli Harari and exclusively licensed to us. We currently own or have exclusive rights to 174 United States and 37 foreign issued patents, and 109 patent applications pending in the United States, as well as 56 pending in foreign patent offices. We intend to seek additional international and United States patents on our technology. We believe some of our patents are fundamental to the implementation of flash data storage systems, as well as the implementation of MLC flash, independent of the flash technology used. However, we cannot assure you that any patents held by us will not be invalidated, that patents will be issued for any of our pending applications, or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where our products can be sold to provide meaningful protection or any commercial advantage to us. Additionally, our competitors may be able to design their products around our patents.

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

   For example, on or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against us and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against us but named more than twenty-five additional defendants. The Amended Complaint alleges that we, and the other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. On February 4, 2002, we filed an answer to the amended complaint, wherein we alleged that we do not infringe the asserted patents, and further contend that the patents are not valid or enforceable.

   On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable.

   On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987, or the `987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. We have filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our `987 Patent prior to the trial on the merits. This preliminary injunction motion is scheduled for hearing on April 11, 2002.

   On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International - USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International - USA Inc., Civil No. C 01-21111, we seek damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our `987 Patent. We have motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our `987 Patent prior to the trial on the merits. This preliminary injunction motion is scheduled for hearing on April 8, 2002.

   On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The lawsuit alleges that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and
seeks a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys' fees and cost of the lawsuit.

   From time to time, we have been contacted by various other parties who have alleged that certain of our products infringe on patents that these parties claim to hold. To date, no legal actions have been filed in connection with any such infringement, other than as discussed above.

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

   If we decide to incorporate third party technology into our products or our products are found to infringe on others' patents or intellectual property rights, we may be required to license such patents or intellectual property rights. We may also need to license some or all of our patent portfolio to be able to obtain cross-licenses to the patents of others. We currently have patent cross-license agreements with several companies including Hitachi, Intel, Lexar, Samsung, Sharp, SST, SmartDisk, TDK, Sony, Matsushita and Toshiba. From time to time, we have also entered into discussions with other companies regarding potential cross-license agreements for our patents. We cannot assure you that licenses will be offered or that the terms of any offered licenses will be acceptable to us. If we obtain licenses from third parties, we may be required to pay license fees or make royalty payments, which could reduce our gross margins. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. In addition, we might be required to suspend the manufacture of products or the use by our foundries of processes requiring the technology. We cannot assure you that we would be successful in redesigning our products or that we could obtain licenses under reasonable terms. Furthermore, any development or license negotiations could require substantial expenditures of time and other resources by us.

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

Backlog

   We manufacture and market primarily standard products. Sales are generally made pursuant to standard purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellations, backlog is not necessarily an indication of future revenue. As of December 31, 2001, our backlog was $19.5 million, compared to $63.3 million at December 31, 2000. The decline in backlog in 2001 was primarily due to a reduction in orders from our OEM customers and a significant reduction in order lead times due to industry-wide overcapacity. Because of the deterioration in market conditions throughout most of 2001, our quarterly turns business, the business we book and ship in the same quarter, reached approximately 80% of product shipments in the third and fourth quarters of 2001. In 2001, sales to our OEM customers declined to 34% of our product revenues from 57% in 2000. Retail sales, which are typically booked and shipped in the same quarter, increased to 54% of our product revenues from 28% in 2000. We expect sales to the retail channel to continue to represent a significant portion of our revenue in 2002.

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

   Our primary competitors include companies that develop and manufacture storage flash chips, such as Hitachi, Samsung, Micron Technology and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Fujitsu, Intel, Macronix, Mitsubishi, Sharp Electronics and ST Microelectronics. Companies that combine controllers and flash memory chips developed by others into flash storage cards include Dane-Elec Manufacturing, Delkin Devices, Inc., Feiya Technology Corporation, Fuji, Hagiwara, I/O Data, Ingentix, Kingston Technology, Lexar Media, M-Systems, Matsushita Battery, Matsushita Panasonic, Memorex, PNY, Pretec, Silicon Storage Technology, Silicon Tek, Simple Technology, Sony Corporation, TDK Corporation, Toshiba, and Viking Components.

   In addition, many companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe additional manufacturers will enter the CompactFlash market in the future.

   We have entered into an agreement with Matsushita and Toshiba, forming the Secure Digital Association, or SD Association, to jointly develop and promote a next generation flash memory card called the Secure Digital card. Under this agreement, royalty-bearing Secure Digital card licenses will be available to other flash memory card manufacturers, which will increase the competition for our Secure Digital card and other products. In addition, Matsushita and Toshiba have commenced selling Secure Digital cards that will compete directly with our products. While other flash card manufacturers will be required to pay the SD Association license fees and royalties, which will be shared among Matsushita, Toshiba and us, there will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital card. Thus, we will forfeit potential royalty income from Secure Digital card sales by Matsushita and Toshiba.

   In addition, we and Toshiba will each separately market and sell any 512 megabit and 1 gigabit flash memory chips developed and manufactured by our joint venture, FlashVision. Accordingly, we will compete directly with Toshiba for sales of these advanced chips.

   We have entered into patent cross-license agreements with several of our leading competitors including Hitachi, Intel, Lexar, Matsushita, SST, Samsung, Sharp, Smartdisk, Sony, TDK and Toshiba. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party's patent or patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently, we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms which are favorable to us, or at all.

   Competing products have been introduced that promote industry standards that are different from our products including Sony's standard floppy disk used for digital storage in its Mavica digital cameras; Panasonic's Mega Storage cards; Iomega's Clik drive, a miniaturized, mechanical, removable disk drive; M-Systems' DiskOnKey, a USB-based memory device; and the Secure MultiMediaCard from Hitachi and Infineon. Each competing standard may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product. In addition, other companies, such as Sanyo, DataPlay and Matrix Semiconductor have announced products or technologies that may potentially compete with our products.

   IBM's Microdrive, a rotating disk drive in a Type II CompactFlash format competes directly with our larger capacity memory cards. M-Systems' DiskOnChip 2000 Millennium product competes against our NAND Flash Component products in embedded storage applications such as set top boxes and networking appliances.

   Sony has licensed its proprietary Memory Stick to us and other companies and Sony has agreed to supply us a portion of their Memory Stick output for resale under our brand name. If consumer electronics products using the Memory Stick achieve widespread use, sales of our MultiMediaCard, Secure Digital card, SmartMedia card and CompactFlash products may decline. Our MultiMediaCard products also have faced significant competition from Toshiba's SmartMedia flash cards.

   We also face competition from products based on multilevel cell flash technology from Intel and Hitachi. These products currently compete with our NAND multilevel cell products. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by conventional flash technology.

   Furthermore, we expect to face competition both from existing competitors and from other companies that may enter our existing or future markets that have similar or alternative data storage solutions, which may be less costly or provide additional features. For example, Infineon has formed a joint venture with Saifun, an Israeli startup company, called Ingentix, to develop a proprietary flash memory technology which will be targeted at low cost data storage applications. Price is an important competitive factor in the market for consumer products. Increased price competition could lower gross margins if our average selling prices decrease faster than our costs and could also result in lost sales.

   We believe that our ability to compete successfully depends on a number of factors, including:

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

Employees

   As of December 31, 2001, we had 565 full-time employees and 15 temporary employees, including 160 in research and development, 115 in sales and marketing, 111 in general and administration and 194 in operations. Our success is dependent on our retention of key technical, sales and marketing employees and members of senior management. Additionally, our success is contingent on our ability to attract and recruit skilled employees in a very competitive market. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that our employee relations are good.

ITEM 2.   PROPERTIES
          ----------

   Our principal facilities are located in Sunnyvale, California. We lease two adjacent buildings, a 104,000 square foot building that is dedicated to research and development and operations activities and a 63,000 square foot building which houses our administrative, sales and marketing functions. We occupy this space under lease agreements that expire in July 2006. Under these agreements, we have the option to renew the leases on both buildings for one additional five-year term ending on June 30, 2011. We believe that our facilities will be adequate to meet our near term needs and that additional space will be available as required. We also lease sales offices in the United States of America, Japan, Germany, the Netherlands, Hong Kong and Sweden, an operations support office in Taichung, Taiwan and a design center in Tefen, Israel.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

   On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against us and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against us but named more than twenty-five additional defendants. The Amended Complaint alleges that we, and the other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. On February 4, 2002, we filed an answer to the amended complaint, wherein we alleged that we do not infringe the asserted patents, and further contend that the patents are not valid or enforceable.

   On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable.

   On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987, or the `987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our `987 Patent prior to the trial on the merits. This preliminary injunction motion is scheduled for hearing on April 11, 2002.

   On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International - USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International - USA Inc., Civil No. C 01-21111, we seek damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our `987 Patent. We have motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our `987 Patent prior to the trial on the merits. This preliminary injunction motion is scheduled for hearing on April 8, 2002.

   On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The lawsuit alleges that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and
seeks a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys' fees and cost of the lawsuit.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

   Our executive officers, who are elected by and serve at the discretion of the Board of Directors, are as follows (all ages are as of March 1, 2002):

   Name                      Age               Position
   ----                      ---               --------
   Dr. Eli Harari             56    President, Chief Executive Officer and Director
   Sanjay Mehrotra            43    Executive Vice President and Chief Operating Officer
   Nelson Chan                40    Senior Vice President and General Manager, Retail Business Unit
   Jocelyn Scarborough        57    Vice President, Human Resources

   Dr. Eli Harari, the founder of SanDisk, has served as President and Chief Executive Officer and as a director of SanDisk since June 1988. Dr. Harari founded Wafer Scale Integration, a privately held semiconductor company, in 1983 and was its President and Chief Executive Officer from 1983 to 1986, and Chairman and Chief Technical Officer from 1986 to 1988. From 1973 to 1983, Dr. Harari held various management positions with Honeywell Inc., Intel Corporation and Hughes Aircraft Microelectronics. Dr. Harari holds a Ph.D. in Solid State Sciences from Princeton University and has more than 70 patents issued in the field of non-volatile memories and storage systems. Dr. Harari is a board member of Tower Semiconductor, a public company in which SanDisk holds a minority investment and Digital Portal, Inc. a joint venture firm created by SanDisk and Photo-Me International.

   Mr. Sanjay Mehrotra co-founded SanDisk in 1988 and has served as SanDisk's vice president of engineering, vice president of product development, director of memory design, and product engineering. He is currently Executive Vice President and Chief Operating Officer. He has more than 21 years of experience in the non-volatile semiconductor memory industry including engineering and engineering management positions at Intel Corporation, Seeq Technology, Integrated Device Technology and Atmel Corporation. Mr. Mehrotra earned a B.S. and M.S. degrees in electrical engineering and computer sciences from the University of California, Berkeley. He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems. Mr. Mehrotra is a board member of Divio, a privately held semiconductor start-up company, in which SanDisk has a 10% ownership interest.

     Mr. Nelson Chan brings more than 17 years of high-technology marketing and engineering experience and has served as SanDisk's Vice President of Marketing and Senior Vice President of Sales and Marketing. He is currently Senior Vice President and General Manager, Retail Business Unit. Prior to joining SanDisk in 1992, Mr. Chan held marketing and engineering positions at Chips and Technologies, Signetics, and Delco Electronics. Mr. Chan was one of the principal organizers of the CompactFlash Association (CFA) and the MultiMediaCard Association (MMCA). He is an officer and board member of the CFA and a board member of the MMCA. Mr. Chan is also a board member of Digital Portal Inc., a joint venture firm created by SanDisk and Photo-Me International. He holds a B.S. in Electrical and Computer Engineering from the University of California at Santa Barbara and an M.B.A. from Santa Clara University.

   Ms. Jocelyn Scarborough joined SanDisk as Vice President of Human Resources in March 1999. She was previously Principal of Scarborough and Associates from 1997 to 1999 and Vice President of Human Resources for the California State Automobile Association from 1994 to 1997. From 1973 to 1993, Ms. Scarborough held various professional and management positions in Human Resources and Marketing at Digital Equipment Corporation, including Marketing Manager, Director of Human Resources and Director of Management & Organization Development. Ms. Scarborough holds a B.S. in Psychology from Gordon College.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         ---------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

Market Price of Common Stock
----------------------------

   Our Common Stock is traded on the Nasdaq National Market under the symbol "SNDK". Our initial public offering of stock occurred on November 8, 1995 at a post-split price to the public of $5.00 per share. On January 26, 2000, our board of directors approved a 2-for-1 stock split, in the form of a 100% stock dividend, payable to stockholders of record as of February 8, 2000. The dividend was paid and the split was effected on February 22, 2000. Shares, share price, per share amounts, common stock at par value and capital in excess of par value have been restated to reflect the stock split for all periods presented. The following table lists the high and low sales prices for each quarter during the last two fiscal years.

                                    High               Low
                                    ----               ---
Fiscal year 2000
   First quarter                   $169.625             $37.469
   Second quarter                  $126.500             $41.250
   Third quarter                   $ 94.500             $51.125
   Fourth quarter                  $ 74.750             $27.500
Fiscal year 2001
   First quarter                   $ 48.688             $18.625
   Second quarter                  $ 30.000             $17.250
   Third quarter                   $ 27.940             $ 8.610
   Fourth quarter                  $ 18.290             $ 9.050

   As of March 1, 2002, we had approximately 361 stockholders of record. We have never declared or paid any cash dividends on our Common Stock and do not expect to pay cash dividends on our Common Stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business.

   On December 24, 2001, we sold to two qualified institutional buyers, Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, $125.0 million principal amount of 4 1/2% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, we sold an additional $25.0 million of the Notes pursuant to the exercise by the initial purchasers of their option. These initial purchasers received a commission from the sale of the Notes of an aggregate of $3.8 million. The Notes were resold by the initial purchasers to "qualified institutional buyers" pursuant to Rule 144A of the Securities Act of 1933, as amended and were not, when issued, of the same class as securities listed on a national securities exchange or quoted on Nasdaq. The Notes are convertible at the option of the holders into our common stock at a conversion rate which is equivalent to a conversion price of approximately $18.43 per share, which is equal to a conversion rate of approximately 54.2535 shares of common stock per $1,000 principal amount of Notes. The Notes are redeemable by us at any time on or after November 17, 2004 at specified prices. While the Notes are outstanding, we will have debt service obligations on the Notes of approximately $6.8 million per year in interest payments. We expect to use the net proceeds of the offering for general corporate purposes, including the development of new technologies and fabrication facilities, general working capital and capital expenditures. We may also use a portion of the net proceeds to fund acquisitions of products, technologies or complementary businesses. However, we currently have no commitments or agreements for any specific acquisitions.

ITEM 6:  SANDISK CORPORATION SELECTED FINANCIAL DATA
         (In thousands, except per share data)

Year Ended December 31,                       2001/(1)/        2000/(2)/         1999            1998            1997
--------------------------------------------------------------------------------------------------------------------------
Revenues

  Product                                    $  316,867      $  526,359       $  205,770      $  103,190      $  105,675
  License and royalty                            49,434          75,453           41,220          32,571          19,578
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                  366,301         601,812          246,990         135,761         125,253

Cost of revenues                                392,293         357,017          152,143          80,311          72,280
--------------------------------------------------------------------------------------------------------------------------
Gross profits (losses)                          (25,992)        244,795           94,847          55,450          52,973
Operating income (loss)                        (152,990)        124,666           30,085          12,810          19,680
Net income (loss)                            $ (297,944)     $  298,672       $   26,550      $   11,836      $   19,839

Net income (loss)  per share
    Basic                                    $    (4.37)     $     4.47       $     0.48      $     0.23      $     0.43
    Diluted                                  $    (4.37)     $     4.11       $     0.43      $     0.21      $     0.40

Shares used in per share calculations
    Basic                                        68,148          66,861           55,834          52,596          45,760
    Diluted                                      68,148          72,651           61,433          55,344          49,940

At December 31,                                  2001            2000             1999            1998           1997
--------------------------------------------------------------------------------------------------------------------------
Working capital                              $  415,096      $  525,950       $  482,793      $  138,471      $  134,298
Total assets                                    932,348       1,107,907          657,724         255,741         245,467
Long-term obligations                           129,908          73,492                -               -               -
Total stockholders' equity                      675,379         863,058          572,127         207,838         191,374


See the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1) Includes other-than-temporary impairment charges of $302.3 million, or $188.1 million net of tax and restructuring charges of $8.5 million or $6.7 million net of tax.

(2) Includes gain on investment in UMC of $344.2 million, or $203.9 million net of tax.

SanDisk Corporation
SUPPLEMENTARY QUARTERLY DATA
(Unaudited. In thousands, except per share data)

 Quarterly/2001                                      1st            2nd             3rd            4th
----------------------------------------------------------------------------------------------------------
Revenues
 Product                                         $  88,083       $ 88,115       $  57,305       $  83,364
 License and royalty                                13,244         19,033           8,582           8,575
----------------------------------------------------------------------------------------------------------
Total revenues                                     101,327        107,148          65,887          91,939

Gross profits (losses)                             (17,453)           396         (23,539)         14,604
Operating income (loss)                            (48,303)       (28,650)        (61,373)        (14,664)
Net income (loss)*                                (143,102)        (9,994)       (170,476)         25,628
Net income (loss) per share
    Basic+                                       $   (2.11)      $  (0.15)      $   (2.50)      $    0.37
    Diluted+                                     $   (2.11)      $  (0.15)      $   (2.50)      $    0.36

 Quarterly/2000                                      1st            2nd             3rd             4th
---------------------------------------------------------------------------------------------------------
Revenues
 Product                                         $  97,249       $122,572       $ 151,817       $ 154,721
 License and royalty                                12,120         21,377          19,022          22,934
---------------------------------------------------------------------------------------------------------
Total revenues                                     109,369        143,949         170,839         177,655

Gross profits                                       41,611         59,435          68,965          74,784
Operating income                                    17,551         30,852          35,535          40,728
Net income**                                       219,271         24,269          25,602          29,530
Net income per share
    Basic+                                       $    3.32       $   0.36       $    0.38       $    0.44
    Diluted+                                     $    3.00       $   0.33       $    0.35       $    0.41

    * In the first and third quarters of 2001, we recognized losses of $179.9 million and $116.4 million, respectively, on the other-than-temporary decline in the market value of our foundry investments in UMC and Tower Semiconductor.

    ** On January 3, 2000, the USIC foundry was merged into the UMC parent company. We had invested $51.2 million in USIC. In exchange for our USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million in the first quarter of 2000.

    + Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and the fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option strike prices.

See the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

   Statements in this report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes", "estimates," or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under "Factors That May Affect Future Results" below, and elsewhere in this report. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Overview

   SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In fiscal 2001, approximately 78% of our product sales were attributable to the consumer electronics market, particularly sales of CompactFlash and SmartMedia card products for use in digital camera applications. Our CompactFlash products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consumer market will continue to represent a substantial majority of our sales, and may increase as a percentage of sales in future years, as the popularity of consumer applications, including digital cameras, increases.

   Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. We have experienced seasonality in the past. As the proportion of our products sold for use in consumer electronics applications increases, our revenues may become increasingly subject to seasonal increases in the fourth quarter of each year and declines in the first quarter of the following year. See "Factors That May Affect Future Results--Our Operating Results May Fluctuate Significantly Which May Adversely Affect Our Stock Price" and "--There is Seasonality in Our Business."

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

   We market our products using a direct sales organization, distributors, manufacturers' representatives, private label partners, OEMs and retailers. In 2001, retail sales accounted for 54% of total product revenues, compared to 28% in 2000. We expect that sales through the retail channel will comprise an increasing share of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers.

   Historically, a majority of our sales have been to a limited number of customers. Sales to our top 10 customers accounted for approximately 49%, 48%, and 57%, respectively, of our product revenues for 2001, 2000, and 1999. In 2001 and 2000, no single customer accounted for greater than 10% of our total revenues. In 1999, revenues from one customer exceeded 10% of our total revenues. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. We have also experienced significant changes in the composition of our customer base from year to year and expect this pattern to continue as market demand for our customers' products fluctuates. The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations. See "Factors That May Affect Future Results--Sales to a Small Number of Customers Represent a Significant Portion of Our Revenues".

   All of our products require silicon wafers, the majority of which are currently manufactured for us by Toshiba's wafer facility at Yokkaichi, Japan, under our joint venture agreement, as well as UMC in Taiwan. Industry-wide demand for semiconductors decreased significantly in 2001, due to decreased demand in the cellular phone markets and the broad, general economic downturn leading to a US recession. Semiconductor manufacturers, including some of our suppliers and competitors, added new advanced wafer fab capacity prior to the downturn. This additional capacity, along with slowing economic conditions, resulted in excess supply and led to intense pricing pressure. From the fourth quarter of 2000 to the fourth quarter of 2001, the average sales price per megabyte we sold decreased by 68%, far in excess of our ability to reduce our cost per megabyte. Consequently we saw a dramatic reduction in our product gross margins, which resulted in substantial operating losses in 2001. If industry-wide demand for our products continues to be below the industry-wide available supply, our product prices could decrease further causing our operating losses to continue in 2002.

   Under our wafer supply agreements, there are limits on the number of wafers we can order and our ability to change that quantity, either up or down, is restricted. Accordingly, our ability to react to significant fluctuations in demand for our products is limited. If customer demand falls below our forecast and we are unable to reschedule or cancel our orders for wafers or other long lead-time items such as controller chips or printed circuit boards, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. If customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain adequate quantities of flash memory wafers with acceptable prices and yields from our current and future wafer foundries, our business, financial condition and results of operations could be harmed.

   We have from time to time taken write-downs for excess or obsolete inventories and lower of cost or market price adjustments. In 2001, such write-downs and lower of cost or market adjustments were approximately $85.0 million. We may be forced to take additional write-downs for excess or obsolete inventory in future quarters if the current deterioration in market demand for our products continues and our inventory levels continue to exceed customer orders. In addition, we may record additional lower of cost or market price adjustments to our inventories if continued pricing pressure results in a net realizable value that is lower than our cost. Although we continuously try to reduce our inventory in line with the current level of business, we are obligated to honor existing purchase orders, which we have placed with our suppliers. In the case of FlashVision manufacturing, both we and Toshiba are obligated to purchase their share of the production output, which makes it more difficult for us to reduce our inventory.

   Excess inventory not only ties up our cash, but also can result in substantial losses if such inventory, or large portions thereof, has to be revalued due to lower market pricing or product obsolescence. These inventory adjustments decrease gross margins and in 2001 resulted in, and could in the future result in, fluctuations in gross margins and net earnings in the quarter in which they occur. See "Factors That May Affect Future Results--Our Operating Results May Fluctuate Significantly."

   Export sales are an important part of our business, representing 55%, 57% and 53% of our total revenues in 2001, 2000, and 1999, respectively. Our sales may be impacted by changes in economic conditions in our international markets. Economic conditions in our international markets, including Japan, Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions which could affect our business, financial condition and results of operations. See "Factors That May Affect Future Results--Our international operations make us vulnerable to changing conditions and currency fluctuations."

   For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. In 2001, we experienced start-up costs of approximately $22.0 million associated with ramping up NAND wafer production at FlashVision . During the start-up phase, the fabrication equipment and operating expenses are applied to a relatively small output of production wafers, making this output very expensive.

   To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including development of future generations of NAND flash memory. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. If the current industry-wide and worldwide economic slowdown continues throughout fiscal 2002, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive. See "Factors That May Affect Future Results--We must achieve acceptable manufacturing yields."

Critical Accounting Policies & Estimates

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Revenue recognition. We recognizes net revenues when the earnings process is
   -------------------
complete, as evidenced by an agreement with the customer, transfer of title and acceptance if applicable, fixed pricing and probable collectibility. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers under agreements allowing price protection and/or right of return are deferred until the retailers or distributors sell the merchandise.

   Customer Incentives, Returns and Allowances. We record estimated reductions
   -------------------------------------------
to revenue for customer programs and incentive offerings including promotions and other volume-based incentives, particularly for our retail customers, which represented 75% of our product revenues in fourth quarter of 2001. If market conditions were to decline, we may take actions to increase customer incentive offerings to our retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. In addition, we record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, revenue could be overstated.

   Allowance for Doubtful Accounts -Methodology. We evaluate the collectibility
   --------------------------------------------
of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due based on our historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

   Warranty Costs. We provide for the estimated cost of product warranties at
   --------------
the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates, repair or replacement costs differ from our estimates, increases to our warranty liability would be required.

   Valuation of Financial Instruments. Our short-term investments include
   ----------------------------------
investments in marketable equity and debt securities. We also have equity investments in semiconductor wafer manufacturing companies, UMC of $194.9 million and Tower of $16.6 million, as of December 31, 2001. In determining if and when a decline in market value below amortized cost of these investments is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Due to the slowdown in the semiconductor industry and economic recession in 2001, the market value of our UMC and Tower investments declined significantly. These declines were deemed to be other-than-temporary and losses totaling $302.3 were recognized. If the slowdown in the semiconductor industry continues in 2002, we may recognize additional losses on these investments.

   Inventories - Slow Moving and Obsolescence. We write down our inventory for
   ------------------------------------------
estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

   Use of Estimates. The preparation of financial statements in conformity with
   ----------------
generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from our estimates

   Deferred Tax Assets. As of December 31, 2001, we had a net deferred tax asset
   -------------------
of approximately $36 million that has been fully offset by a valuation allowance. Due to our current losses, we have not used projections of future taxable income in determining the amount of the valuation allowance required.

Results of Operations

   We operate in one business segment, flash memory products. Our products are sold throughout the world. In the United States and foreign countries our products are sold through direct, OEM, reseller, and distributor channels. Our chief decision-maker, the President and Chief Executive Officer, evaluate our performance based on total our results. Revenue is evaluated based on geographic region and product category. Separate financial information is not available by product category in regards to asset allocation, expense allocation, or profitability.

   Product Revenues. In 2001, our product revenues were $316.9 million, a decrease of 40% from $526.4 million in 2000. The decrease was primarily due to the downturn in the worldwide economy, industry-wide excess supply of flash memory, and reduced demand from OEM customers who were liquidating existing inventories throughout most of 2001. All of these factors reduced the demand for our products and resulted in intense pricing pressures causing the average selling price of our products to decline significantly. In 2001, the largest decline in revenues came from MultiMediaCards, due to the slowdown in the market for digital music players and CompactFlash, due to the decline in average selling price. In 2001, our flash memory product unit sales declined 19% and our average selling price per megabyte of flash memory shipped declined 50% compared to 2000. However, the decline in average selling price per megabyte was even more severe, at 68%, when comparing the fourth quarter of 2001 to the same period in 2000.

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

   Our backlog as of December 31, 2001 was $19.5 million compared to $63.3 million in 2000 and $157.2 million in 1999. The decrease in 2001 was primarily due to a reduction in orders from our OEM customers and a significant reduction in order lead times due to industry-wide overcapacity. Because of the deterioration in market conditions throughout most of 2001, our quarterly turns business, the business we book and ship in the same quarter, reached approximately 80% of our product shipments in the third and fourth quarters of 2001. In 2001, OEM sales decreased to 34% of product revenues in 2001, compared to 57% in 2000. Retail sales, which are typically booked and shipped in the same quarter, increased to 54% of our product revenues, compared to 28% in 2000. In the fourth quarter of 2001, sales through our retail channels accounted for approximately 75% of product revenues. We expect sales to the retail channel to continue to be a significant portion of our revenue in 2002. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate Significantly" and "-There is Seasonality in Our Business." Since orders constituting our current backlog are subject to changes in delivery schedules or cancellations, backlog is not necessarily an indication of future revenue.

   License and Royalty Revenues. We currently earn patent license fees and royalties under several cross-license agreements, including agreements with Hitachi, Intel, Lexar, Sharp, Samsung, SmartDisk, Sony, SST, TDK and Toshiba. License and royalty revenues from patent cross-license agreements were $49.4 million in 2001, compared to $75.5 million in 2000 and $41.2 million in 1999. The decrease in license and royalty revenues in 2001 was primarily due to lower patent royalties from lower royalty bearing sales by some of our licensees resulting in decreased patent license revenues recognized. The increase in license and royalty revenues in 2000 was primarily due to patent royalties from increased sales by certain of our licensees, and $4.7 million of revenue recognized in conjunction with the settlement of the Lexar litigation. Revenues from licenses and royalties were 13% of total revenues in 2001 and 2000, and 17% in 1999.

   Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees. Given the current market outlook for 2002, sales of licensed flash products by our licensees may be lower than the corresponding sales in recent quarters, which may cause a drop in our royalty revenues.

   Gross Profits (Losses). In fiscal 2001, gross profits declined to negative $26.0 million, or negative 7% of total revenues from $244.8 million, or 41% of total revenues in 2000 and $94.8 million, or 38% of total revenues in 1999. Product gross margins decreased to negative 24% in 2001, from positive 32% in 2000 and positive 26% in 1999. The decline in gross margins in 2001 was primarily due to lower sales volume, severely reduced average selling prices, inventory write downs of approximately $85.0 million and start-up costs associated with our FlashVision foundry joint venture of approximately $22.0 million. The increases in gross margins in 2000 were primarily due to the lower cost per megabyte of our 256 megabit flash memory products, which represented the majority of our product sales in 2000.

   Due to weak economic conditions, excess supply in the markets for our products and lower demand from customers as they continued to reduce their inventories, we experienced intense pricing pressures in 2001. We expect our average selling prices per megabyte to decline significantly in 2002 and possibly beyond, until market supply and demand for our products returns to equilibrium. Although we are taking significant steps to lower our product costs, given the current market conditions, we cannot guarantee that our product cost will decline as quickly as our average selling prices. If our average selling prices decline faster than our costs, our gross margin will be negatively impacted in 2002.

   Research and Development. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased to $58.9 million in 2001 from $46.1 million in 2000 and $26.9 million in 1999. As a percentage of revenues, research and development expenses were 16% in 2001, 8% in 2000 and 11% in 1999. In 2001 and 2000, the increase in research and development expenses was primarily due to an increase in salaries and payroll-related expenses associated with additional personnel and higher project-related expenses. The additional project expenses in 2001 were to support the development of new generations of NAND flash data storage products. We expect our research and development expenses to continue to increase in future quarters to support the development and introduction of new generations of flash data storage products, including our joint venture with Toshiba, our co-development agreement with Sony and our development of advanced controller chips.

   Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses such as independent manufacturer's representative commissions, advertising and tradeshow expenses. Sales and marketing expenses decreased to $42.6 million in 2001 from $49.3 million in 2000 and $25.3 million in 1999. The decrease in 2001 was primarily due to decreased commission expenses due to lower product revenues, reduction in travel expenses and a decrease in marketing expenses. The increase in 2000 was primarily due to increased salaries and payroll-related expense and increased commission expenses due to higher product revenues and increased marketing expenses. Sales and marketing expenses represented 12% of total revenues in 2001 compared to 8% in 2000 and 10% in 1999. We expect sales and marketing expenses to increase as sales of our products grow and as we continue to develop the retail channel and brand awareness for our products.

   General and Administrative. General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $17.0 million in 2001 compared to $24.8 million in 2000 and $12.6 million in 1999. The decrease in 2001 was primarily due to decreased legal fees and lower salaries and expenses associated with reduced headcount. General and administrative expenses represented 5% of total revenues in 2001 compared to 4% in 2000 and 5% in 1999. General and administrative expenses could increase in the future if we pursue litigation to defend our patent portfolio and grow our infrastructure to support our growth. See "Factors That May Affect Future Results - Risks Associated with Patents, Proprietary Rights and Related Litigation."

   Restructuring Charges. In the third quarter of 2001, we adopted a plan to transfer all of our card assembly and test manufacturing operations from our Sunnyvale location to offshore subcontractors. As a result we recorded a restructuring charge of $8.5 million. The charge included $1.1 million of severance and employee related costs for a reduction in workforce of approximately 193 personnel, equipment write-off charges of $6.4 million and lease commitments of $1.0 million on a vacated warehouse facility. See Note 10 of Notes to Condensed Consolidated Financial Statements.

   As a part of our plan to transfer all card assembly and test manufacturing operations to offshore subcontractors, we abandoned excess equipment and recorded a charge of $6.4 million in the third quarter of fiscal 2001.

   We are attempting to sublease one warehouse building in San Jose, California. Given the current real estate market conditions in the San Jose area, we do not expect to be able to sublease this building before the end of 2003 and as a result, we recorded a charge of $1.0 million in the third quarter of 2001.

   Of the $8.5 million restructuring charge, cash payments of $0.8 million were paid in 2001. After writing off certain non-cash charges, accruals of $1.7 million remain as of December 31, 2001, primarily related to severance and benefits to be paid out during fiscal 2002 and excess facility charges, which will be paid over the respective lease terms. We believe that the savings resulting from the restructuring activity will contribute to a reduction in manufacturing and operating expense levels of approximately $11.8 million in fiscal 2002.

   Equity in Income of Joint Venture. In 2001, equity in income of joint ventures of $2.1 million included our share of net income from our FlashVision joint venture and losses from our DPI joint venture.

   Interest Income/Expense. Interest income was $12.3 million in 2001 compared to $22.8 million in 2000 and $8.3 million in 1999. The decrease in 2001 was primarily due to a reduction in cash and investment balances resulting from cash used by operations and strategic investments in Tower Semiconductor and FlashVision. In addition, overall market interest rates were lower in 2001 due to reductions in the Federal funds rate. We expect interest income to decline and interest expense to increase in 2002 relative to 2001 due to interest expense payable on the convertible notes issued in late 2001 and early 2002 and the continuing impact of the reduction in the Federal funds rate in the fourth quarter of 2001.

   Loss on investment in foundries. The market value of our investments in UMC and Tower Semiconductor have declined significantly due to the downturn in the economy and excess supply in the semiconductor industry. The value of our investment in UMC had declined to $194.9 million at December 31, 2001. It was determined that the decline in the market value of the investment in UMC was other than temporary, as defined by generally accepted accounting principles. We recorded a loss of $275.8 million on our UMC investment in 2001, or $166.9 million net of taxes, in accordance with Statement of Financial Accounting Standards Number 115. If the fair value of our UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, if our UMC shares are sold, there may be a gain or loss, due to fluctuations in the market value of UMC's stock.

   The value of our Tower investment and wafer credits had declined to $16.6 million at December 31, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles, and a loss of $20.6 million was recognized. In addition, we recorded a loss of $5.5 million on our exchange of 75% of our Tower wafer credits for 1,284,007 ordinary shares at $12.75 per share. These losses totaling $26.1 million, or $15.8 million net of tax benefit, were recorded in loss on foundry investment in 2001. If the fair value of our Tower investment declines further, it may be necessary to record additional losses.

   Other Income (Loss), Net. Other Income (Loss), net was a loss of $1.0 million in 2001 compared to income of $572,000 in 2000 and income of $1.3 million in 1999. The loss in 2001 was primarily due to foreign currency transaction losses on our Yen denominated assets. Other income in 2000 and 1999 came primarily from foreign currency transaction gains.

   Provision for (Benefit from) Income Taxes. Our 2001 effective tax benefit rate was approximately 33%, while our 2000 and 1999 effective tax rates were approximately 39% and 33%, respectively. Our 2001 tax benefit was generated primarily from our ability to benefit from the 2001 net operating loss using carryback capacity along with the unrealized gain on our investment in UMC shares. The 2001 tax benefit is limited to the amount of tax refund that we will receive from our loss carryback and the amount available to offset unrealized tax gains related to the UMC investment. As of December 31, 2001, we had recorded the maximum carryback benefit available and therefore future losses may not give rise to a current tax benefit.

   Our assessment of the amount of valuation allowance required will be influenced by the amount of unrealized tax gains on investments. Any increase in the mark to market value of the investments may result in the recognition of some portion of the valuation allowance. This may cause the interim tax rate to fluctuate significantly.

Liquidity and Capital Resources

   At December 31, 2001, we had working capital of $415.1 million, which included $189.4 million in unrestricted cash and unrestricted cash equivalents and $105.5 million in unrestricted short-term investments, excluding our investment in UMC. Under the terms of the FlashVision lease agreement, we as guarantor are required to pledge cash and equity securities up to the full value of the outstanding lease commitments guaranteed by us. As of December 31, 2001, we had guaranteed $129.5 million of FlashVision's lease commitments and pledged $64.7 million of cash and cash equivalents and $64.7 million of our UMC equity securities. This pledged cash and cash equivalents and marketable equity securities are included in "Restricted cash and cash equivalents" and "Restricted investment in UMC" on our balance sheet.

   Operating activities used $72.1 million of cash in 2001 primarily due to our net loss, an increase in deferred tax assets of $134.5 million, a decrease in accounts payable of $39.2 million, and a decrease in deferred revenue of $34.9 million. These were partially offset by cash provided by a decline in accounts receivable of $51.2 million a reduction in inventories of $40.6 million and an increase in other current liabilities, related party of $31.3 million. Cash provided by operations was $84.9 million 2000 and $17.0 million in 1999.

   Net cash provided by investing activities was $25.1 million in 2001. Proceeds from net sales of investments of $155.5 million were partially offset by $15.0 million invested in FlashVision, our foundry joint venture with Toshiba, $42.5 million invested in Tower, $2.0 million invested in DPI, our joint venture with Photo-Me International and $26.2 million of capital equipment purchases. Net cash used in investing activities was $137.9 million in 2000 and $214.4 million in 1999.

   Net cash provided by financing activities was $130.2 million in 2001, which included the $121.5 million net proceeds from the issuance of long-term convertible subordinated notes in the fourth quarter of 2001, and $8.6 million from the sale of common stock through our stock option and employee stock purchase plans. In 2000, financing activities provided $13.2 million and $328.2 million in 1999.

   On December 24, 2001, we completed a private placement of $125.0 million of 4 1/2% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes, for which we received net proceeds of approximately $145.9 million. Based on the aggregate principal amount at maturity of $150.0 million, the Notes provide for semi-annual interest payments of $3.4 million each on May 15 and November 15. The Notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 54.2535 shares per $1,000 principal amount of the Notes, subject to adjustment in certain events. At anytime on or after November 17, 2004, we may redeem the notes in whole or in part at a specified percentage of the principal amount plus accrued interest. The debt issuance costs are being amortized over the term of the Notes using the interest method. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and obtain other long-term debt and lines of credit. We may incur substantial additional indebtedness in the future. There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

   In January 2000, the USIC foundry was merged into the UMC parent company. In exchange for our USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. All of the UMC shares we received as a result of the merger were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. As of December 31, 2001, the trading restrictions had expired on 66.7 million shares. The remaining 44.4 million shares will become available for sale over a two-year period beginning in January 2002. We also received 20.0 million and 22.2 million shares as stock dividends from UMC in 2001 and 2000. Due to the decline in UMC stock price from the weakness in the semiconductor industry, the value of the Company's investment in UMC had declined to $194.9 at December 31, 2001. In 2001, it was determined that the decline in the market value of the investment was other than temporary, as defined by generally accepted accounting principles and a loss of $275.8 million, or $166.9 million net of taxes was recorded in accordance with Statement of Financial Accounting Standards Number
115. The loss was included in loss on investment in foundry. If the fair value of the UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, there may be a gain or loss due to fluctuations in the market value of UMC stock or if UMC shares are sold.

   On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, SanDisk and Toshiba formed FlashVision, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. In January 2001, we invested the final $15.0 million of our $150.0 million cash commitment in FlashVision. We are obligated to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of December 31, 2001, we had guarantee obligations in the amount of $129.5 million, with ABN AMRO Bank, N.V. as agent for a syndicate of financial institutions, on the equipment lease lines to equip FlashVision's manufacturing clean room with advanced wafer processing equipment. Although FlashVision recently terminated the ABN AMRO lease facility, as further discussed below, under the terms of the FlashVision lease agreements, we as guarantor remain at this time subject to certain financial covenants. We obtained a compliance waiver for the third quarter of 2001 and negotiated an amendment to the lease agreement which includes a modification of the covenant requirements and requires us to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments. As of December 31, 2001, we had pledged cash of

$64.7 million and UMC equity securities of $64.7 million. While these assets are pledged, they are not available to us to be used to fund operations.

   In December 2001, we signed a binding memorandum of understanding, or MOU, with Toshiba under which we and Toshiba agreed to restructure our FlashVision business by consolidating our FlashVision advanced NAND wafer fabrication manufacturing operations at Toshiba's memory fabrication facility at Yokkaichi, Japan. The Yokkaichi fabrication facility, or Yokkaichi, is Toshiba's most advanced memory fabrication facility and has approximately twice the wafer fabrication capacity of Dominion. Through this consolidation, we expect Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the MOU, Toshiba will transfer the FlashVision -owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to bear substantially all of the costs associated with the equipment transfers, which are expected to be completed in 2002. Once the consolidation is completed, Yokkaichi's total NAND wafer output will match the combined prior NAND capacity of Yokkaichi and Dominion. We and Toshiba contemplate that the FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as we have had at Dominion in Virginia. Under our joint venture agreement, we are contractually obligated, and expect to continue to be obligated after the restructuring of our FlashVision joint venture, to purchase half of FlashVision's NAND wafer production output. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and will repay all amounts outstanding thereunder in April 2002. We and Toshiba are currently seeking other sources of financing to replace the ABN AMRO lease facility. The transfer and qualification of the advanced fabrication equipment from Dominion, Virginia to Yokkaichi, Japan is a highly complex operation. It is quite possible that we may encounter difficulties and delays. Although the additional costs associated with these potential delays will generally be borne by Toshiba, our results of operations may suffer if this equipment transfer is not completed on time and production does not commence at Yokkaichi as planned, thereby reducing the total NAND production capacity available to us.

   On July 4, 2000, we entered into a share purchase agreement to make a $75.0 million investment in Tower, in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones. During 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, we invested $42.5 million to purchase 1,599,931 ordinary shares and obtain wafer credits of $21.4 million. In September 2001, we agreed to convert 75% of our wafer credits to equity at a price of $12.75 per share and received an additional 1,284,007 ordinary shares. Due to the continued weakness in the semiconductor industry, the value of our Tower investment and remaining wafer credits had declined to $16.6 million at December 31, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles and a loss of $20.6 million was recorded in the second half of 2001. In addition we recognized a loss of $5.5 million on the exchange of 75% of our Tower wafer credits for 1,284,007 ordinary shares at $12.75 per share. These losses totaling $26.1 million, or $15.8 million net of tax benefit were recorded in loss on foundry investment in 2001.

   Under our original agreement, additional contributions by us will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met by Tower. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. However, in March of 2002, we modified our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones to April 5, 2002 and October 1, 2002, respectively. We will make these payments whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date (but not to exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to our pre-paid wafer account, to be applied against orders placed with Tower's new fabrication facility, when completed. Currently, we expect Tower to supply us a portion of the ASIC controller chips used in our flash cards. We expect first wafer production to commence at the new fabrication facility in late 2002.

   Tower's completion of the wafer foundry facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government's Investment Center. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our investment in Tower will decline significantly or possibly become worthless and we may be unable to obtain the wafers needed to manufacture our products, which would harm our results of operations. In addition, the value of our investment in Tower may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of the Tower investment declines further, it may be necessary to record additional losses.

   On August 9, 2000, we entered into a joint venture, DPI, with PMI for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, we and PMI will each make an initial investment of $4.0 million and secure lease financing for the purchase of the kiosks. During 2001, we invested $2.0 million in DPI. Recently, DPI has changed its business plan from 100% leasing the kiosks to customers and sharing in the photo printing revenues generated, to a mix of leasing and selling the kiosks outright. While this plan may reduce the long-term cumulative income from each kiosk, it is expected to reduce substantially DPI's requirements for lease financing. Therefore, we expect based on the current business plan that the total value of our lease guarantees to be below $5.0 million in 2002. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. The first 30 kiosks are currently deployed in pilot programs in select retail stores in the United States, and we expect to gather actual consumer usage information to guide our future continued involvement in the DPI joint venture. DPI has experienced delays in its U.S. market rollout of the kiosks, due primarily to modifications to improve the kiosk's operation as a standalone, reliable, user-friendly photo printing device. These delays have provided opportunities for several competitors to enter the digital photo printing market with alternative products, which may offer more attractive features or lower costs than the DPI kiosks. We cannot assure you that these kiosks, if and when they are introduced, will function reliably as intended, or that they will receive favorable acceptance from consumers. If DPI is unsuccessful, our investment may become worthless, requiring us to record a loss equal to the total amount invested. We account for this investment under the equity method, and recorded a loss of $1.4 million as our share of the equity in loss of joint venture in 2001.

   On November 2, 2000, we made a strategic investment of $7.2 million in Divio, Inc., or Divio. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, we own approximately 10% of Divio and are entitled to one board seat. A number of companies are developing compression chip products that may be superior to, or may be offered at a lower cost than the Divio chips. These competing products may render Divio's products uncompetitive and thereby significantly reduce the value of our investment in Divio.

   The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

                                                                          Less Than                              After 5
                                                           Total           1 Year    1 - 3 Years   4 - 5 Years    Years
                                                           -----           ------    -----------   -----------    -----
CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable (See Note 4.)    $  125,000/(1)/  $        -  $         -   $   125,000  $        -
Operating leases                                            10,754            2,623        4,838         3,293           -
Purchase commitments for flash memory wafers                32,500           32,500            -             -           -
                                                        ----------       ----------  -----------   -----------  ----------

Total contractual cash obligations                      $  168,254       $   35,123  $     4,838   $   128,293  $        -
                                                        ==========       ==========  ===========   ===========  ==========

(1) On January 10, 2002, we sold an additional $25.0 million of the Notes pursuant to the exercise by the initial purchasers of their option.

   Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future. We may also invest in or acquire other companies' product lines or assets. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our collaboration with Toshiba for the joint development of 512 megabit and 1 gigabit flash memory chips and Sony for the joint development of the next generation Memory Stick. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next twelve months.

Impact of Currency Exchange Rates

   A portion of our revenues is denominated in Japanese Yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At December 31, 2001, one forward contract with a notional amount of $9.8 million was outstanding. No forward contacts were outstanding at December 31, 2000. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Impact of Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies," and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). We did not engage in any merger or acquisition activity during the year and therefore, application of SFAS 141 is not expected to have a material impact on results of operation and financial position in 2002.

   SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. Application of the non-amortization provisions and changes in estimated useful lives of intangibles of FAS 142 for goodwill is not expected to have a material impact on results of operation and financial position in 2002.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objective of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are evaluating the impact of SFAS No. 144 on our financial position and results of operations.

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

     .    seasonality in sales of our products;

     . natural disasters affecting the countries in which we conduct our business, particularly o &Japan, where our sole source of NAND flash memory wafer capacity will be located and, to a lesser extent, Taiwan, China and the United States;

     . excess capacity of flash memory from our competitors and our own flash wafer capacity, which may cause an acceleration in the decline in our average selling prices;

  . difficulty of forecasting and management of inventory levels; in particular, building a large o &inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash wafers, controllers, printed circuit boards and discrete components;

  .    expenses related to obsolescence or devaluation of unsold inventory;

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

  . shortages of components such as capacitors and printed circuit boards required for the &manufacturing of our products;

  . significant yield losses, which could affect our ability to fulfill customer orders and could &increase our costs;

  . manufacturing flaws affecting the reliability, functionality or performance of our products, o &which could increase our product costs, reduce demand for our products or require product recalls;

  .    increased research and development expenses;

  . exchange rate fluctuations, particularly the U.S. Dollar to Japanese Yen exchange rate;

  . changes in general economic conditions, particularly in Japan and the European Union; and

  . reduced sales to our retail customers if consumer confidence declines or economic conditions worsen..

     Difficulty of estimating silicon wafer needs. When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories, which could harm our gross margins and operating results. On the other hand, if we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers, which could harm our product revenues. Because the majority of our CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card, are sold into emerging consumer markets, it has been difficult to accurately forecast future sales. In addition, bookings visibility remains low due to the current economic uncertainty in our markets. A substantial majority of our quarterly sales are currently, and have historically been, from orders received and fulfilled in the same quarter, which makes accurate forecasting very difficult. Our product order backlog may fluctuate substantially from quarter to quarter.


     Variability of expense levels. Despite the significant actions we took in 2001 to align expense levels with decreased revenues, we may need to hire additional personnel in certain business areas or otherwise increase our operating expenses in the future to support our sales and marketing efforts and research and development activities. We have significant fixed costs and we cannot readily reduce these expenses over the short term. If our revenues do not increase proportionately to our operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be harmed.

     Variability of average selling prices and gross margins. Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras and digital music players, become more popular. Flash data storage markets are intensely competitive, and price reductions for our products are necessary to meet consumer price points. Due to continued oversupply in flash memory foundry capacity throughout 2001 and the economic slow-down in 2001, the decline in our average selling price per megabyte of 50% was much more severe than the 22% decrease we experienced in 2000 and we expect that price declines for our products in the next several quarters could be significant. If we cannot reduce our product manufacturing costs in future periods to offset further price reductions, our gross margins and net profitability will suffer.

     In the fourth quarter of 2001, we commenced retail sales of Memory Stick cards supplied to us under an OEM supply and purchase agreement with Sony. We cannot assure you that the gross margins on the sale of Memory Stick products will be comparable to the gross margins from the sale of our other products.

     Variability of license fees and royalties. Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees. Given the current market outlook for the first quarter of 2002 and beyond, sales of licensed flash products by our licensees may be substantially lower than the corresponding sales in recent quarters, which may cause a substantial drop in our royalty revenues. Because these revenues have higher gross margins than our product revenues, our overall gross margins and net income fluctuate significantly with changes in license and royalty revenues. We cannot assure you that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

     Our selling prices may be affected by excess capacity in the market for flash memory products

     Throughout 2001, worldwide flash memory supply exceeded customer demand, causing excess supply in the markets for our products and significant declines in average selling prices. If this situation continues in 2002, price declines for our products could continue to be significant. If we cannot reduce our product manufacturing costs to offset these reduced prices, our gross margins and net profitability will be adversely impacted.

     Our business depends significantly upon consumer products

     In 2001, we continued to receive more product revenue and ship more units of products for consumer electronics applications, including digital cameras and PDAs, compared to other applications. In the fourth quarter of 2001, we shipped a record number of units to the consumer market. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and drive demand.

     A significant portion of our sales to the consumer electronics market are made to retailers and through distributors. Sales through these channels typically include rights to return unsold inventory. As a result, we do not recognize revenue until after the product has been sold through to the end user. If our distributors and retailers are not successful in this market, there could be substantial product returns, which would harm our business, financial condition and results of operations.

     There is seasonality in our business

     Sales of our products in the consumer electronics market may be subject to seasonality. As a result, product sales may be impacted by seasonal purchasing patterns with higher sales generally occurring in the fourth quarter of each year followed by declines in the first quarter of the following year. In addition, in the past we have experienced a decrease in orders in the first quarter from our Japanese OEM customers primarily because most customers in

Japan operate on a fiscal year ending in March and prefer to delay purchases until the beginning of their next fiscal year.

     In transitioning to new processes and products, we face production and market acceptance risks

     General. Successive generations of our products have incorporated semiconductor devices with greater memory capacity per chip. Two important factors have enabled us to decrease the cost per megabyte of our flash data storage products: the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes. A number of challenges exist in achieving a lower cost per megabyte, including:

    . lower yields often experienced in the early production of new semiconductor devices;

    . manufacturing flaws with new processes including manufacturing processes at our subcontractors which may be extremely complex;

    . problems with design and manufacturing of products that will incorporate these devices, which &may result in delays or product recalls; and

    .    production delays.

     Because our products are complex, we periodically experience significant delays in the development and volume production ramp up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

     NAND MLC flash technology. We have developed new products based on NAND MLC (Multi Level Cell) flash technology, a flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as NAND MLC flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced product availability. NAND MLC technology is highly complex and has not previously been successfully commercialized. We may not be able to manufacture future generations of NAND MLC products with yields sufficient to result in lower costs per megabyte. If we are unable to bring future generations of high density flash memory into full production as quickly as planned or if we experience unplanned yield or reliability problems, our revenues and gross margins will decline.

     Secure Digital card products. SanDisk, along with Matsushita and Toshiba, jointly developed and jointly promote the Secure Digital card. The Secure Digital card incorporates advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. Although the Secure Digital card is designed specifically to address the copy protection rights of the content providers, there can be no assurance that these content providers will find these measures sufficient or will agree to support them. Furthermore, despite numerous design wins, the Secure Digital card standard has been slow to develop as a major new standard and we cannot assure you that consumers will widely adopt the Secure Digital card. Conversely, broad acceptance of our Secure Digital card by consumers will likely reduce demand for our MultiMediaCard and CompactFlash card products. During 2001, we experienced a substantial decline in sales of MultiMediaCards which was not matched by a corresponding increase in sales of Secure Digital cards. See "--The success of our business depends on emerging markets and new products."

     Memory Stick products. In September 2001, we signed an agreement with Sony involving their Memory Stick card format. Under the agreement, Sony will supply us a portion of their Memory Stick output for us to resell under our brand name. Sony has also agreed to purchase a portion of their NAND memory chip requirements from us provided that we meet market competitive pricing for these components. In addition, we and Sony agreed to co-develop and co-own the specifications for the next generation Memory Stick. Each of us will have all rights to manufacture and sell this new generation Memory Stick. We cannot assure you that this new business will generate substantial revenues or gross margin contributions for us. Consumers may prefer to purchase the Sony brand Memory Stick over our SanDisk brand Memory Stick. Furthermore, the second generation Memory Stick is still in the early stages of development and is not expected to generate significant sales before 2003. We cannot assure you that the second generation Memory Stick will achieve commercial success in the marketplace when it is introduced.

     We are transitioning our technology to NAND-based products. The transition to NAND-based products is very complex, and requires good execution from our manufacturing, technology, quality, marketing, and sales and customer support staffs. If the current soft market conditions continue throughout 2002 and beyond, or if we are unable for any reason to achieve customer acceptance of our card products built with these NAND flash chips, we will experience a significant increase in our inventory, as we are contractually obligated, and expect to continue to be obligated after the restructuring of our FlashVision business, to purchase half of FlashVision's NAND wafer production output. This may result in inventory write offs and have a material adverse effect on our business, results of operations and financial condition.

     In the third quarter of 2001, we began to purchase controller wafers from UMC and are continuing development of advanced flash memory technology utilizing the 0.15 micron technology design rules at UMC.

     We depend on third party foundries for silicon wafers

     All of our flash memory card products require silicon wafers, the majority of which are currently supplied by Toshiba's wafer facility at Yokkaichi, Japan, as well as UMC in Taiwan. After the restructuring of our FlashVision business, all of our NAND flash memory wafers will be supplied by Toshiba's Yokkaichi wafer facilities. If Toshiba, FlashVision and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations.

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

     Our investment in new flash memory wafer production may result in increased expenses and fluctuations in operating results

     FlashVision, L.L.C. On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital card controllers. As a part of this transaction, we and Toshiba formed and contributed initial funding to FlashVision, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. In January 2001, we invested the final $15.0 million of our $150.0 million cash commitment. As of December 31, 2001 we had guaranteed $129.5 million in equipment lease lines to equip Toshiba's Dominion Semiconductor manufacturing clean room with advanced wafer processing equipment. We are obligated to guarantee a total of up to $175.0 million in equipment lease lines.

     In December 2001, we and Toshiba agreed to restructure our FlashVision business and to transfer its operations to Toshiba's Yokkaichi fabrication facility in Japan. Under the terms of the MOU, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to bear substantially all of the costs associated with the equipment transfers, which are expected to be completed in 2002. The transfer and qualification of the advanced fabrication equipment from Dominion, Virginia to Yokkaichi, Japan is a highly complex operation. It is quite possible that we may encounter difficulties and delays. Although the additional costs associated with potential delays will be borne by Toshiba, our results of operations may suffer if this equipment transfer is not completed on-time and production does not commence at Yokkaichi as planned, thereby reducing the total NAND production capacity available to us.

     We were using the new production capacity at Dominion to manufacture NAND flash memory wafers with minimum lithographic feature size of 0.16 micron . Late in 2002, we expect to start shifting a portion of our production output at Yokkaichi to 0.13 micron NAND. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers. Therefore, it is difficult to predict how long it will take to achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs. Introduction of new feature sizes and technologies will be subject to the same risks and uncertainties after the restructuring of our FlashVision business. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the Dominion facility and in Toshiba's Yokkaichi facility after the restructuring of our FlashVision business, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facility could adversely impact our operating results in 2002 and beyond.

     We incurred substantial start up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the Dominion fabrication facility. Although as a part of our agreement with Toshiba to restructure our FlashVision business we will recapture substantially all of the Dominion start-up expenses. We will incur similar start-up expenses in connection with the new Yokkaichi fabrication facility. In addition, we may not achieve the expected cost benefits of this transition until the second half of 2002, if at all. Until the transition of the Dominion tool-set is completed, we will rely solely on the current Yokkaichi fabrication facility for our NAND wafers. If we experience increased demand during this transition period, we may not be able to procure a sufficient number of wafers from Toshiba to meet this demand, which would harm our business and operating results. Under our agreement with Toshiba, we are committed to purchase 50% of the output from the Dominion fabrication facility prior to the FlashVision restructuring and from the Yokkaichi fabrication facility after the restructuring. Apart from our commitment to purchase our share of the FlashVision wafer output from Yokkaichi after the restructuring, we will also purchase NAND wafers from Toshiba's current Yokkaichi fabrication facility on a foundry relationship basis. This foundry relationship will be conducted under a firm purchase order commitment over rolling three-month periods. NAND wafers are ordered under purchase orders at market prices and cannot be cancelled. If we place purchase orders with Toshiba and our business condition deteriorates, we may end up with excess inventories of NAND wafers, which could harm our business and financial condition. We will incur start-up costs and pay our share of ongoing operating activities even if we do not utilize our full share of the new Yokkaichi output. Should customer demand for NAND flash products be less than our available supply, we may suffer from reduced revenues and increased expenses, and increased inventory of unsold NAND flash wafers, which could adversely affect our operating results. In order for us to sell NAND based CompactFlash, MultiMediaCards and Secure Digital cards, we have been developing new controllers, printed circuit boards and test algorithms because the architecture of NAND flash is significantly different from our prior NOR flash designs. Any technical difficulties or delays in the development of these elements could prevent us from taking advantage of the available NAND output and could adversely affect our results of operations.

     Tower Semiconductor. On July 4, 2000, we entered into a share purchase agreement to make a $75.0 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones relative to the construction of a new wafer fabrication facility by Tower. During 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, we invested $42.5 million to purchase 1,599,931 ordinary shares and obtain wafer credits of $21.4 million. In September 2001, we agreed to convert 75% of our wafer credits to equity at a price of $12.75 per share and received an additional 1,284,007 ordinary shares. We expect first wafer production to commence at the new fabrication facility in late 2002. Due to the continued weakness in the semiconductor industry, the value of our Tower investment and remaining wafer credits had declined to $16.6 million on December 31, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles and a loss of $20.6 million was recorded in the second half of 2001. In addition, we recognized a loss of $5.5 million on our exchange of 75% of our Tower wafer credits for ordinary shares. These losses totaling $26.1 million, or $15.8 million net of tax benefit, were recorded in loss on investment in foundry in 2001. In March of 2002, we modified our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones to April 5, 2002 and October 1, 2002, respectively. We will make these payments whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date (but not to exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to our pre-paid wafer account, to be applied against orders placed with Tower's new fabrication facility, when completed.

     Tower's completion of the wafer foundry facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government's Investment Center. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or is unable to successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our investment in Tower will decline significantly or possibly become worthless and we may be unable to obtain the wafers needed to manufacture our products, which would harm our results of operations. In addition, the value of our investment in Tower may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of the Tower investment declines further, we may record additional losses.

     The success of our business depends on emerging markets and new products

     In order for demand for our products to grow, the markets for new products that use CompactFlash, the MultiMediaCard, and Secure Digital card such as digital cameras, portable digital music players and cellular phones must develop and grow. If sales of these products do not grow, our revenues and profit margins could be adversely impacted.

     In 2001, we experienced a substantial drop in demand from our MultiMediaCard customers, which we believe is attributable to the switch by these customers to the Secure Digital card, as well as the generally soft market conditions.

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

     512 megabit and 1 gigabit flash memory card products. On June 30, 2000, we closed a transaction with Toshiba providing for the joint development of 512 megabit and 1 gigabit flash memory chips and the manufacture of Secure Digital card controllers. As part of this venture, we and Toshiba plan to employ Toshiba's 0.16 micron and future 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk's multilevel cell flash and controller system technology. During the third quarter of 2000, we announced with Toshiba the completion of the joint development of the 512 megabit NAND flash chip employing Toshiba's 0.16 micron manufacturing process technology. We began employing the 512 megabit technology in the second half of 2001, and expect to commence shipments of cards employing the 1 gigabit technology in the first half of 2002. The development of the next generation .13 micron, 1 gigabit and 2 gigabit NAND flash memory chips is highly complex. We cannot assure you that we and Toshiba will successfully develop and bring into full production with acceptable yields and reliability these new products or the underlying technology, or that any development or production ramp will be completed in a timely or cost-effective manner. If we are not successful in any of the above, or if our cost structure is not competitive, our business, financial condition and results of operations could suffer.

     We may be unable to maintain market share

     During periods of excess supply in the market for our flash memory products, such as we experienced in 2001 and continue to experience, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors. Currently, we are experiencing severe price competition for our products which is adversely impacting our product gross margins and overall profitability.

     Our international operations make us vulnerable to changing conditions and currency fluctuations

     Political risks. Currently, the majority of our flash memory and controller wafers are produced by Toshiba in Japan and UMC in Taiwan. After the restructuring of our FlashVision business, all of our flash memory and controller wafers will be produced overseas by Toshiba and UMC. We also use third-party subcontractors in Taiwan and China for the assembly and testing of some of our card and component products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other's territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or card products by our Taiwanese foundry and subcontractors. See "--We depend on our suppliers and third party subcontractors."

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

     Although we do not believe the current political unrest and escalation of violence in Israel represent a major security problem for Tower since Migdal Haemek, Israel is in a relatively secure geographic location, the unrest may expand and even if it remains at current levels, could cause scheduling delays, as well as economic uncertainty, which could cause potential foundry customers to go elsewhere for their foundry business. Moreover, if U.S. military actions in Afghanistan, or elsewhere, result in retaliation against Israel, Tower's fabrication facility and our engineering design center in Israel may be adversely impacted. We cannot assure you that the Tower facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price. Furthermore, if the current depressed business conditions for semiconductor wafers persists in 2002 and beyond, Tower may be unable to operate their new fabrication facility at an optimum capacity utilization, which would cause them to operate at a loss. In addition, while the political unrest has not yet posed a direct security risk to our engineering design center in Israel, it may cause unforeseen delays in the development of our products and may in the future pose such a direct security risk.

     Economic risks. We price our products primarily in U.S. Dollars. Given the recent economic conditions in Asia and the European Union and the weakness of the Euro, Yen and other currencies relative to the U.S. Dollar, our products may be relatively more expensive in these regions, which could result in a decrease in our sales. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could harm our business, financial condition and results of operations.

     General risks. Our international business activities could also be limited or disrupted by any of the following factors:

     .    the need to comply with foreign government regulation;

     . general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;

     . natural disasters affecting the countries in which we conduct our business, particularly Japan, such as the earthquakes experienced in Taiwan in 1999 and in Japan and China in previous years;

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


     We depend on our suppliers and third-party subcontractors

     We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, after the restructuring of our FlashVision business, we will rely on Toshiba's Yokkaichi fabrication facility for all of our flash memory wafers. Any disruption in the supply of wafers from the Yokkaichi fabrication facility would severely adversely impact our business. Until the transition of the Dominion tool-set is completed, we will rely solely on the current Yokkaichi fabrication facility for our NAND wafers. If we experience increased demand during this transition period, we may not be able to procure a sufficient number of wafers from Toshiba to meet this demand, which would harm our business and operating results.

     We also rely on third-party subcontractors for a substantial portion of wafer testing, packaged memory final testing, card assembly and card testing, including Silicon Precision Industries Co., Ltd. in Taiwan and Celestica, Inc. in China. These subcontractors will also be assembling and testing a majority of our mature, high-volume products. In the fourth quarter of 2001, we completed the transfer of all of our card assembly and test manufacturing operations from our Sunnyvale location to these offshore subcontractors. We have no long-term contracts with these subcontractors and cannot directly control product delivery schedules. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect could lead to product shortages or quality assurance problems, which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we are moving to turnkey manufacturing with some of our subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products.

     Our markets are highly competitive

     Flash memory manufacturers and memory card assemblers. We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competitors include many large domestic and international companies that have greater access to advanced wafer foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers.

     Our primary competitors include companies that develop and manufacture storage flash chips, such as Hitachi, Samsung, Micron Technology and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Fujitsu, Intel, Macronix, Mitsubishi, Sharp Electronics and ST Microelectronics. Companies that combine controllers and flash memory chips developed by others into flash storage cards include Dane-Elec Manufacturing, Delkin Devices, Inc., Feiya Technology Corporation, Fuji, Hagiwara, I/O Data, Ingentix, Kingston Technology, Lexar Media, M-Systems, Matsushita Battery, Matsushita Panasonic, Memorex, PNY, Pretec, Silicon Storage Technology, Silicon Tek, Simple Technology, Sony Corporation, TDK Corporation, Toshiba and Viking Components.

     In addition, many companies have been certified by the CompactFlash Association to manufacture and sell their own brand of CompactFlash. We believe additional manufacturers will enter the CompactFlash market in the future.

     We have entered into an agreement with Matsushita and Toshiba, forming the Secure Digital Association, or SD Association, to jointly develop and promote a next generation flash memory card called the Secure Digital card. Under this agreement, royalty-bearing Secure Digital card licenses will be available to other flash memory card manufacturers, which will increase the competition for our Secure Digital card and other products. In addition, Matsushita and Toshiba have commenced selling Secure Digital cards that will compete directly with our products. While other flash card manufacturers will be required to pay the SD Association license fees and royalties, which will be shared among Matsushita, Toshiba and us, there will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital card. Thus, we will forfeit potential royalty income from Secure Digital card sales by Matsushita and Toshiba.

     In addition, we and Toshiba will each separately market and sell any 512 megabit and 1 gigabit flash memory chips developed and manufactured by our joint venture, FlashVision. Accordingly, we will compete directly with Toshiba for sales of these advanced chips.

     We have entered into patent cross-license agreements with several of our leading competitors including Hitachi, Intel, Lexar, Matsushita, SST, Samsung, Sharp, Sony, Toshiba and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party's patent or patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently, we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms which are favorable to us, or at all.

     Alternative storage media. Competing products have been introduced that promote industry standards that are different from our products including Sony's standard floppy disk used for digital storage in its Mavica digital cameras, Panasonic's Mega Storage cards, Iomega's Clik drive, a miniaturized, mechanical, removable disk drive, M-Systems' DiskOnKey, a USB-based memory device, and the Secure MultiMediaCard from Hitachi and Infineon. Each competing standard may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product. In addition, other companies, such as Sanyo, DataPlay and Matrix Semiconductor have announced products or technologies that may potentially compete with our products.

     IBM's Microdrive, a rotating disk drive in a Type II CompactFlash format competes directly with our larger capacity memory cards. M-Systems' DiskOnChip 2000 Millennium product competes against our NAND Flash Components in embedded storage applications such as set top boxes and networking appliances.

     Sony has licensed its proprietary Memory Stick to us and other companies and Sony has agreed to supply us a portion of their Memory Stick output for resale under our brand name. If consumer electronics products using the Memory Stick achieve widespread use, sales of our MultiMediaCard, Secure Digital card, SmartMedia card and CompactFlash products may decline. Our MultiMediaCard products also have faced significant competition from Toshiba's SmartMedia flash cards.

     Alternative flash technologies. We also face competition from products based on multilevel cell flash technology from Intel and Hitachi. These products currently compete with our NAND MLC products. Multilevel cell flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by conventional flash technology.

     Furthermore, we expect to face competition both from existing competitors and from other companies that may enter our existing or future markets that have similar or alternative data storage solutions, which may be less costly or provide additional features. For example, Infineon has formed a joint venture with Saifun, an Israeli startup company, to develop a proprietary flash memory technology which will be targeted at low cost data storage applications. Price is an important competitive factor in the market for consumer products. Increased price competition could lower gross margins if our average selling prices decrease faster than our costs and could also result in lost sales.

     Sales to a small number of customers represent a significant portion of our revenues.

     Approximately one-half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 49%, 48%, and 57%, respectively, of our product revenues for 2001, 2000, and 1999. In 2001 and 2000, no single customer accounted for greater than 10% of our total revenues. In 1999, revenues from one customer exceeded 10% of our total revenues. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products changes.

     Our multiple sales channels may compete for a limited number of customer sales

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

     In addition, we cannot assure you that the Yokkaichi fabrication facilities will produce satisfactory quantities of wafers with acceptable prices, reliability and yields. Any failure in this regard could materially harm our business, financial condition and results of operations. During the transition from the Dominion fabrication facility to the new Yokkaichi fabrication facility, when we will be solely reliant on the current Yokkaichi fabrication facility for our NAND wafers, any such failure will be particularly harmful to us as we will not have an alternate source of supply. In addition, we have no experience in operating a wafer manufacturing line and we intend to rely on the existing manufacturing organizations at the Yokkaichi fabrication facilities. The new Yokkaichi fabrication facility will be tasked to "copy exactly" the same manufacturing flow employed by Toshiba in its existing Yokkaichi fabrication facility but we cannot assure you that they will be successful in manufacturing these advanced NAND flash products on a cost-effective basis or at all.

     Risks associated with patents, proprietary rights and related litigation

     General. We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant disputes regarding our intellectual property rights and claims that we may be infringing third parties' intellectual property rights. We expect that we may be involved in similar disputes in the future. We cannot assure you that:

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

     Cross-licenses and indemnification obligations. If we decide to incorporate third party technology into our products or if we are found to infringe on others' intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. Currently, we have patent cross-license agreements with several companies, including Hitachi, Intel, Lexar, Matsushita, SST, Samsung, Sharp, Smartdisk, Sony, TDK and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms, or that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

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

   Litigation risks associated with our intellectual property. Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. Furthermore, parties that we have sued and that we may sue for patent infringement may countersue us for infringing their patents.

On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against us and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against us but named more than twenty-five additional defendants. The Amended Complaint alleges that we, and the other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. On February 4, 2002, we filed an answer to the amended complaint, wherein we alleged that we do not infringe the asserted patents, and further contend that the patents are not valid or enforceable.

     On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp.

v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable.

     On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987 or the `987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our `987 Patent prior to the trial on the merits. This preliminary injunction motion is scheduled for hearing on April 11, 2002.

     On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International - USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International - USA Inc., Civil No. C 01-21111, we seek damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our `987 Patent. We have motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our `987 Patent prior to the trial on the merits. This preliminary injunction motion is scheduled for hearing on April 8, 2002.

     On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The lawsuit alleges that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and
seeks a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys' fees and cost of the lawsuit.

     Rapid growth may strain our operations

     Despite actions we took in 2001 to align expense levels with decreased revenues, we must continue to hire, train, motivate and manage our employees to accommodate future growth. In the past, we have experienced difficulty hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make a significant investment in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, which could in turn harm our business, financial condition and results of operations.

     Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price

     The recent terrorist attacks in the United States, the U.S. retaliation for these attacks and the related decline in consumer confidence and continued economic weakness have had a substantial adverse impact on our retail sales. If consumer confidence does not recover, our revenues and results of operations may be adversely impacted in the first quarter of 2002 and beyond.

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

     Our success depends on key personnel, including our executive officers, the loss of whom could disrupt our business

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

     Anti-takeover provisions in our charter documents, stockholder rights plan and in Delaware law could prevent or delay a change in control and, as a result, negatively impact our stockholders

     We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a stockholder rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could prevent us from being acquired. In addition, our certificate of incorporation grants the board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that except in certain limited circumstances a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of SanDisk.

     Our stock price has been, and may continue to be, volatile

     The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ending December 31, 2001, our stock price fluctuated significantly from a low of $8.61 to a high of $48.69. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

     Our Digital Portal Inc., or DPI, joint venture has an unproven product and an untested market

     DPI has experienced delays in its U.S. market rollout of its photo printing kiosks, due primarily to modifications to improve the kiosk's operation as a standalone, reliable, user-friendly photo printing device. We cannot assure you that these kiosks, if and when they are introduced will function reliably as intended, or that they will receive favorable acceptance from consumers in a reasonable period of time. If DPI is unsuccessful, our financial results may be harmed.


     We have substantially increased our indebtedness.

     On December 24, 2001, we completed a private placement of $125.0 million of 4 1/2% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, we sold an additional $25.0 million of the Notes pursuant to the exercise by the initial purchasers of their option. As a result, we incurred $150.0 million aggregate principal amount of additional indebtedness, substantially increasing our ratio of debt to total capitalization. While the notes are outstanding, we will have debt service obligations on the notes of approximately $6.8 million per year in interest payments. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business.

     We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and obtain other long-term debt and lines of credit. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

    . require the dedication of a substantial portion of any cash flow from our operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including working capital, capital expenditures and general corporate purposes;

    . make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

    . cause us to use a significant portion of our cash and cash equivalents or possibly liquidate other assets to repay the total principal amount due under the Notes and our other indebtedness if we were to default under the Notes or our other indebtedness;

    . limit our flexibility in planning for, or reacting to changes in, our business and the industries in which we complete;

    . place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and

    . make us more vulnerable in the event of a further downturn in our business.

     There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

       In 2000, we entered into a joint venture agreement with Toshiba, under which we formed FlashVision. We agreed to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of December 31, 2001, we had guarantee obligations in the amount of $129.5 million in favor of ABN AMRO Bank N.V., as agent for a syndicate of financial institutions on the equipment lease lines to equip FlashVision. This guarantee constitutes senior indebtedness under the Notes. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and will repay all amounts outstanding thereunder in April 2002. We and Toshiba are currently seeking other sources of financing to replace the ABN AMRO lease facility.

However, under the terms of the FlashVision lease agreements, we as guarantor remain at this time subject to certain financial covenants. We obtained a compliance waiver for the third quarter of 2001 and negotiated an amendment to the lease agreement which includes a modification of the covenant requirements and required us to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments beginning in the fourth quarter of 2001. As of December 31, 2001, we had guaranteed $129.5 million of FlashVision's lease commitments and pledged $64.7 million of cash and cash equivalents and $64.7 million of our UMC equity securities.

If, in connection with the restructuring of our FlashVision business and the early termination of the ABN AMRO lease facility, we and Toshiba are unable to refinance the existing ABN AMRO lease facility, we may use a portion of the proceeds from the Notes to repay these obligations. This would result in the diversion of resources from other important areas of our business and could significantly harm our business, financial condition and results of operations. We cannot assure you that we will be successful in replacing FlashVision's lease facility.

     We may not be able to satisfy a fundamental change offer under the indenture governing the Notes.

     The indenture governing the Notes contains provisions that apply to a fundamental change. A fundamental change as defined in the indenture would occur if we were to be acquired for consideration other than cash or securities traded on a major U.S. securities market. If someone triggers a fundamental change, we may be required to offer to purchase the Notes with cash. This would result in the diversion of resources from other important areas of our business and could significantly harm our business, financial condition and results of operations.

     If we have to make a fundamental change offer, we cannot be sure that we will have enough funds to pay for all the Notes that the holders could tender. Our failure to redeem tendered notes upon a fundamental change would constitute a default under the indenture, which would constitute a default under the ABN AMRO Bank N.V. guarantee and might constitute a default under the terms of our other indebtedness, which would significantly harm our business and financial condition.

     We may not be able to pay our debt and other obligations.

     If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes or our other indebtedness, we would be in default under the terms thereof, which would permit the holders of the Notes to accelerate the maturity of the Notes and also could cause defaults under our other indebtedness. Any such default would harm our business, prospects, financial condition and operating results. In addition, we cannot assure you that we would be able to repay amounts due in respect of the Notes if payment of the Notes were to be accelerated following the occurrence of any other event of default as defined in the indenture governing the Notes. Moreover, we cannot assure that we will have sufficient funds or will be able to arrange for financing to pay the principal amount due on the Notes at maturity.

     We may need additional financing, which could be difficult to obtain.

     We currently expect that our existing cash and investment balances, cash generated from operations and the proceeds from the sale of the Notes will be sufficient to meet our cash requirements to fund operations and expected capital expenditures at least through 2002. However, in the event we need to raise additional funds during that time period or in future periods, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time to time, we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities, our stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock or debt securities. In addition, if we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

     The Notes and other indebtedness have rights senior to those of our current stockholders.

     In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the Notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including the amount we have guaranteed on behalf of FlashVision and obligations under the Notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate some of these risks, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at December 31, 2001.

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $429,000 decline (less than 0.5%) in the fair value of our available-for-sale debt securities.

   Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established a hedging program. Currency forward contracts are utilized in this hedging program. Our hedging program reduces, but does not always entirely eliminate the impact of foreign currency exchange rate movements. An adverse change of 10% in exchange rates would result in a decline in income before taxes in 2001 of approximately $256,000.

   Market Risk. We also hold available-for-sale equity securities in our short-term investment portfolio and equity investments in semiconductor wafer manufacturing companies. A reduction in prices of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $17.0 million. As of December 31, 2001, we had net unrealized gains on short-term equity securities totaling $96.8 million which were included in other comprehensive income. These unrealized gains include an unrealized gain of $95.8 million on the appreciation in value of our investment in UMC. The market value of our investment in UMC has fluctuated significantly in the past and may decline in the future due to downturns in the semiconductor industry, declines in demand for UMC's products or unfavorable economic conditions. If we sell UMC shares in future periods, we may recognize a gain or loss due to fluctuations in the market value of our UMC stock.

   All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 31, 2001. Actual results may differ materially.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SANDISK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents

                                                                                        Page
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors ...................................   52
Consolidated Balance Sheets .........................................................   53
Consolidated Statements of Operations ...............................................   54
Consolidated Statements of Stockholders' Equity .....................................   55
Consolidated Statements of Cash Flows ...............................................   56
Notes to Consolidated Financial Statements ..........................................   57

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SanDisk Corporation

   We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                               /s/ Ernst & Young LLP

San Jose, California
January 21, 2002, except for Note 3,
as to which the date is March 5, 2002.

SanDisk Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

December 31,                                                                       2001                 2000
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $  189,499           $  106,277
    Short-term investments                                                         105,501              260,462
    Investment in foundries                                                        105,364              112,854
    Accounts receivable, net of allowance for doubtful accounts of
      $4,919 in 2001 and $5,010 in 2000                                             45,223               96,405
    Inventories                                                                     55,968               96,600
    Tax refund receivable                                                           28,473                    -
    Prepaid expenses and other current assets                                       12,129               17,709
    ------------------------------------------------------------------------------------------------------------
    Total current assets                                                           542,157              690,307

Restricted cash and cash equivalents                                                64,734                    -
Property and equipment, net                                                         33,730               41,095
Investment in foundries                                                             41,380              197,688
Restricted investment in UMC                                                        64,734                    -
Investment in FlashVision                                                          153,168              134,730
Deferred tax asset                                                                  18,842                    -
Deposits and other non-current assets                                               13,603               37,087
----------------------------------------------------------------------------------------------------------------
Total assets                                                                    $  932,348           $1,100,907
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $   19,938           $   59,179
    Accounts payable to related parties                                             24,008                7,933
    Accrued payroll and related expenses                                             5,279               16,215
    Income taxes payable                                                             7,361               16,427
    Deferred tax liability                                                          18,842                    -
    Research & development liability, related party                                 15,256                    -
    Other accrued liabilities                                                       20,571               13,863
    Deferred revenue                                                                15,806               50,740
    ------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                      127,061              164,357

    Convertible subordinated notes payable                                         125,000                    -
    Long-term liabilities, related parties                                           4,908                3,492
    Deferred taxes and other liabilities                                                 -               70,000
    ------------------------------------------------------------------------------------------------------------
    Total liabilities                                                              256,969              237,849

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.001 par value
      Authorized shares:  4,000,000
      Issued:  none                                                                      -                    -
    Common stock, $0.001 par value
      Authorized shares: 125,000,000
      Issued and outstanding: 68,464,000 in 2001 and
        67,464,000 in 2000                                                              68                   67
    Capital in excess of par value                                                 580,363              566,934
    Retained earnings                                                               48,525              346,469
    Accumulated other comprehensive income (loss)                                   46,423              (50,412)
    ------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         675,379              863,058
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $  932,348           $1,100,907
================================================================================================================

 See accompanying notes.

SanDisk Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Years Ended December 31,                                  2001             2000            1999
------------------------------------------------------------------------------------------------
Revenues
   Product                                          $  316,867        $ 526,359       $ 205,770
   License and royalty                                  49,434           75,453          41,220
------------------------------------------------------------------------------------------------
Total revenues                                         366,301          601,812         246,990

Cost of revenues                                       392,293          357,017         152,143
------------------------------------------------------------------------------------------------
Gross profits (losses)                                 (25,992)         244,795          94,847
Operating expenses
   Research and development                             58,931           46,057          26,883
   Sales and marketing                                  42,576           49,286          25,294
   General and administrative                           16,981           24,786          12,585
   Restructuring                                         8,510                -               -
------------------------------------------------------------------------------------------------
Total operating expenses                               126,998          120,129          64,762
------------------------------------------------------------------------------------------------
Operating income (loss)                               (152,990)         124,666          30,085
Equity in income of joint venture                        2,082                -               -
Interest income/expense                                 12,266           22,786           8,280
Gain (loss) on investment in foundry                  (302,293)         344,168               -
Other income (loss), net                                (1,009)             572           1,261
-----------------------------------------------------------------------------------------------
Income (loss) before taxes                            (441,944)         492,192          39,626
Provision for (benefit from) income taxes             (144,000)         193,520          13,076
------------------------------------------------------------------------------------------------
Net income (loss)                                   $ (297,944)       $ 298,672       $  26,550
================================================================================================
Net income (loss) per share
   Basic                                            $    (4.37)       $    4.47       $    0.48
   Diluted                                          $    (4.37)       $    4.11       $    0.43
================================================================================================
Shares used in computing net income per share
   Basic                                                68,148           66,861          55,834
   Diluted                                              68,148           72,651          61,433
================================================================================================

See accompanying notes.

SanDisk Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                                 Accumulated
                                                          Common   Capital In                          Other            Total
                                                           Stock    Excess of     Retained     Comprehensive    Stockholders'
                                              Shares      Amount    Par Value     Earnings     Income (Loss)           Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  53,256     $    54    $  186,066   $  21,247     $         471    $     207,838
Net income                                         -           -             -      26,550                 -           26,550
Unrealized loss on available for
  sale securities                                  -           -             -           -              (272)            (272)
                                                                                                                -------------
Comprehensive income                                                                                                   26,278
                                                                                                                -------------
Exercise of stock options for cash             1,766           2         6,107           -                 -            6,109
Issuance of stock pursuant to
  employee stock purchase plan                   268           -         1,807           -                 -            1,807
Net exercise of common stock warrants             58           -             -           -                 -                -
Sale of common stock, net of
  issuance costs                               9,900           9       320,277           -                 -          320,286
Income tax benefit from stock
  options exercised                                -           -         9,809           -                 -            9,809
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  65,248          65       524,066      47,797               199          572,127
Net income                                         -           -             -     298,672                 -          298,672
Unrealized loss on available for
  sale securities                                  -           -             -           -              (343)            (343)
Unrealized loss on investments                     -           -             -           -           (50,268)         (50,268)
                                                                                                                -------------
Comprehensive income                                                                                                  248,061
                                                                                                                -------------
Exercise of stock options for cash             2,147           2        10,370           -                 -           10,372
Issuance of stock pursuant to
  employee stock purchase plan                    69                     2,815           -                 -            2,815
Sale of common stock, net of
  issuance costs                                   -           -           425           -                 -              425
Income tax benefit from stock
  options exercised                                -           -        29,258           -                 -           29,258
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                  67,464          67       566,934     346,469           (50,412)         863,058
Net loss                                           -           -             -    (297,944)                          (297,944)
Unrealized gain on available for
  sale securities                                  -           -             -           -               908              908
Unrealized gain on investments                                                                        95,927           95,927
                                                                                                                -------------
Comprehensive loss                                                                                                   (201,109)
                                                                                                                -------------
Exercise of stock options for cash               831           1         4,766           -                 -            4,767
Issuance of stock pursuant to
  employee stock purchase plan                   169           -         3,863                                          3,863
Income tax benefit from stock
  options exercised                                -           -         4,800           -                 -            4,800
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                  68,464     $    68    $  580,363   $  48,525     $      46,423    $     675,379
=============================================================================================================================

See accompanying notes.

SanDisk Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

Years Ended December 31,                                                             2001             2000             1999
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                (297,944)       $ 298,672        $  26,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Deferred taxes                                                              (134,483)         114,501           (1,100)
     (Gain) loss on investment in foundry                                         302,293         (344,168)
     Depreciation                                                                  20,548           15,928            7,145
     Equity in net income of joint ventures                                        (2,082)               -                -
     Non-cash portion of restructuring charge                                       6,383                -                -
     Loss on disposal of equipment                                                  7,013            1,013
     Compensation related to modification of stock option terms                         -              425                -
     Changes in assets and liabilities:
        Accounts receivable                                                        51,182          (47,477)         (31,221)
        Income tax refund receivable                                              (28,473)               -                -
        Inventories                                                                40,632          (60,921)         (26,757)
        Prepaid expenses and other current assets                                   6,179           (4,531)           2,931
        Deposits and other assets                                                   6,964           (3,545)          (5,721)
        Accounts payable                                                          (39,241)          36,378           23,796
        Accrued payroll and related expenses                                      (10,936)           7,956            4,491
        Income taxes payable                                                       (4,266)          39,842           10,984
        Other current liabilities, related party                                   31,331                -                -
        Other accrued liabilities                                                   6,352            5,937            3,934
        Deferred revenue                                                          (34,934)          21,357            1,931
        Other non-current liabilities, related party                                1,416            3,485                -
----------------------------------------------------------------------------------------------------------------------------
 Total adjustments                                                                225,878         (213,820)          (9,587)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in ) operating activities                              (72,066)          84,852           16,963
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of short-term investments                                              (224,659)        (593,146)        (332,379)
Proceeds from short-term investments                                              380,207          643,734          139,391
Acquisition of property and equipment                                             (26,223)         (26,586)         (21,391)
Investment in FlashVision                                                         (14,970)        (134,730)               -
Investment in equity securities                                                   (44,498)          (7,200)               -
Deposit in escrow account for investment in equity securities                      20,004          (20,004)               -
Restricted cash                                                                   (64,734)               -                -
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                          25,127         (137,932)        (214,379)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes                      121,531                -                -
Sale of common stock and warrants                                                   8,630           13,187          328,202
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         130,161           13,187          328,202
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               83,222          (39,893)         130,786
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                    106,277          146,170           15,384
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $ 189,499        $ 106,277        $ 146,170
============================================================================================================================
Supplemental disclosure of cash flow information:
Cash paid for income taxes                                                         13,962           37,260            4,306
----------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

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

Supplier and Customer Concentrations

   A limited number of customers historically have accounted for a substantial portion of the Company's revenues. Sales to our top 10 customers accounted for approximately 49%, 48%, and 57%, respectively, of our product revenues for the fiscal years ended December 31, 2001, 2000, and 1999. In 2001 and 2000, no single customer accounted for more than 10% of total revenues. In 1999, revenues from one customer exceeded 10% of total revenues. Sales of the Company's products will vary as a result of fluctuations in market demand. Further, the flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid technological obsolescence.

   Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. All of the Company's products require silicon wafers. The majority of the Company's flash memory wafers are currently supplied by the Company's FlashVision joint venture with Toshiba. After the restructuring of the FlashVision joint venture, all of the Company's NAND flash memory wafers will be supplied by Toshiba's wafer facility in Yokkaichi, Japan. In the third quarter of 2001, the Company began to purchase controller wafers from UMC and is continuing development of advanced flash memory technology utilizing the 0.15 micron technology design rules at UMC. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce wafers of acceptable quality and with acceptable manufacturing yields and to deliver those wafers to the Company on a timely basis. On occasion, the Company has experienced difficulties in each of these areas. Under the Company's joint venture agreement with Toshiba, the Company is committed to purchase 50% of FlashVision's wafer output from the Dominion, Virginia fabrication facility prior to the FlashVision restructuring and from the Yokkaichi fabrication facility after the restructuring.

   Under the terms of the Company's wafer supply agreements, the Company is obligated to provide a monthly rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month's forecast. These restrictions limit the Company's ability to react to significant fluctuations in demand for its products. As a result, the Company has not been able to match its purchases of wafers to specific customer orders, and therefore the Company has taken write downs for potential excess inventory purchased prior to the receipt of customer orders and may be required to do so in the future. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result in fluctuations in gross margins on a quarter to quarter basis. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, if the Company is unable to obtain scheduled quantities of wafers from any foundry with acceptable yields, the Company's business, financial condition and results of operations could be negatively impacted.

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

Basis of Presentation

   The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 2001 ended on December 30, 2001 and was 52 weeks in length. Fiscal year 2000 ended on December 31, 2000 and was 52 weeks in length. Fiscal year 1999 ended on January 2, 2000 and was 53 weeks in length. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Critical Accounting Policies & Estimates

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Revenue recognition. The company recognizes net revenues when the earnings
     -------------------
process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance if applicable, fixed pricing and probable collectibility. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers under agreements allowing price protection and/or right of return are deferred until the retailers or distributors sell the merchandise.

     Customer Incentives, Returns and Allowances. The Company records estimated
     -------------------------------------------
reductions to revenue for customer programs and incentive offerings including promotions and other volume-based incentives, particularly for its retail customers, which represented 75% of our product revenues in fourth quarter of 2001. If market conditions were to decline, the Company may take actions to increase customer incentive offerings to its retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. In addition, the Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates do not properly reflect future returns, revenue could be overstated.

     Allowance for Doubtful Accounts-Methodology. The Company evaluates the
     -------------------------------------------
collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial down-grading of credit ratings), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due based on its historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the Company's estimates of the recoverability of amounts due it could be reduced by a material amount.

     Warranty Costs. The Company provides for the estimated cost of product
     --------------
warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, its warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates, repair or replacement costs differ from the Company's estimates, increases to its warranty liability would be required.

     Valuation of Financial Instruments. The Company's short-term investments
     ----------------------------------
include investments in marketable equity and debt securities. The Company also has equity investments in semiconductor wafer manufacturing companies, UMC of $194.9 million and Tower of $16.6 million, as of December 31, 2001. In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. Due to the slowdown in the semiconductor industry and economic recession in 2001, the market value of the Company's UMC and Tower investments declined significantly. These declines were deemed to be other-than-temporary and losses totaling $302.3 million were recognized. If the slowdown in the semiconductor industry continues in 2002, the Company may recognize additional losses on these investments.

     Inventories - Slow Moving and Obsolescence. The Company writes down its
     ------------------------------------------
inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Use of Estimates. The preparation of financial statements in conformity
     ----------------
with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Deferred Tax Assets. As of December 31, 2001, the Company has a net deferred tax asset of approximately $36 million that has been fully offset by a valuation allowance. Due to its current losses, the Company has not used projections of future taxable income in determining the amount of the valuation allowance required.

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

Reclassification

   Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

Cash Equivalents and Short-Term Investments

   Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash equivalents and short-term investments consist of money market funds, taxable commercial paper, U.S. government agency obligations, corporate / municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock. Short-term investments also include the unrestricted portion of the Company's investment in foundries for which trading restrictions expire within one year. The fair market value, based on quoted market prices, of cash equivalents and short-term investments is substantially equal to their carrying value at December 31, 2001 and 2000.

   Under FAS 115, management classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included in equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method.

   Under the terms of the FlashVision lease agreements, the Company as guarantor is required to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments. As of December 31, 2001, the Company had guaranteed $129.5 million of FlashVision lease commitments and pledged $64.7 million of cash and cash equivalents and $64.7 million of its UMC equity securities. This pledged cash and cash equivalents and marketable equity securities are included in "Restricted cash and cash equivalents" and "Restricted investment in UMC" on the Company's balance sheet.

The Company's investments as of December 31, 2001 and 2000 are as follows (in thousands):

                                                  December 31, 2001                         December 31, 2000
                                                                                            -----------------
                                               Unrestricted  Restricted       Total     Unrestricted      Total
                                               ------------  ----------       -----     ------------      -----
Cash equivalents:
  Money market fund                                $108,311     $ 64,734     $173,045       $  2,921     $  2,921
  Commercial paper                                   79,379            0       79,379         60,505     $ 60,505
  Corporate notes / bonds                                 0            0            0         12,492       12,492
                                                   --------     --------     --------       --------     --------
          Total                                     187,690       64,734      252,424       $ 75,918     $ 75,918
                                                   ========     ========     ========       ========     ========
Short term investments:
-----------------------
  U.S. government agency obligations                 $3,000     $      0       $3,000       $ 10,004     $ 10,004
  Municipal notes / bonds                            70,739            0       70,739        136,580     $136,580
  Corporate notes / bonds                            13,061            0       13,061         47,795     $ 47,795
  Commercial paper                                    7,958            0        7,958          6,115     $  6,115
  Auction rate preferred stock                       10,700            0       10,700         59,967     $ 59,967
  Marketable equity securities *                    105,407       64,734      170,141        112,855      112,855
                                                   --------     --------      -------       --------     --------
          Total                                    $210,865     $ 64,734     $275,599       $373,316     $373,316
                                                   ========     ========     ========       ========     ========
          Total cash equivalents and short
                   term investments                $398,555     $129,468     $528,023       $449,234     $449,234
                                                   ========     ========     ========       ========     ========

* Includes Investment in Foundries, short-term.

   The unrealized gain on available-for-sale securities at December 31, 2001 was $46.4 million. At December 31, 2000, the unrealized loss on available-for-sale securities was $50.4 million. The unrealized gain includes $95.8 million of unrealized gain on the Company's investment in UMC in the fourth quarter of 2001 (see "Investment in Foundry" below). Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities during the years ended December 31, 2001 and 2000 were immaterial.

   Debt securities at December 31, 2001 and 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

                                                         December 31,
                                                         2001             2000
                                                         ----             ----
    Short term investments                                  (In thousands)
    Due in one year or less                            $  64,079       $  94,554
    Due after one year through two years/(1)/             41,422         165,907
                                                      ----------      ----------
          Total                                        $ 105,501       $ 260,462
                                                      ==========      ==========

(1) Includes $5.3M of investments maturing in greater than 2 years.

Long-Term Investments

   The Company holds minority equity investments in companies having operations or technology in areas within SanDisk's strategic focus. Certain of the investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments in non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income and expense.

Accounts Receivable

   Accounts receivable include amounts owed by geographically dispersed distributors, retailers, and OEM customers. No collateral is required. Provisions are provided for sales returns, product exchanges and bad debts.

   The activity in the allowance for doubtful accounts is as follows (in thousands):

                                                    Additions
                                     Balance at     Charged to                    Balance at
            For the year ended        Beginning      Costs and    Deductions          End
                                                                  ----------
              December 31,           of Period       Expenses    (Write-offs)      of Period
              ------------           ---------       --------    ------------      ---------
                  1999               $   1,069       $    945      $    143        $  1,871
                  2000               $   1,871       $  3,991      $    852        $  5,010
                  2001               $   5,010       $    829      $    920        $  4,919

Inventories

   Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows (in thousands):

                                        December 31,
                                     2001          2000
                                     ----          ----
Raw materials                      $  6,325     $  33,092
Work-in-process                      18,850        53,921
Finished goods                       30,793         9,587
                                   --------     ---------
                                   $ 55,968     $  96,600
                                   ========     =========

   In 2001, the Company recorded write-downs for excess or obsolete inventories and lower of cost or market price adjustments of approximately $85 million. The Company may be forced to take additional write-downs for excess or obsolete inventory in future quarters if the current deterioration in market demand for its products continues and its inventory levels continue to exceed customer orders. In addition, the Company may record additional lower of cost or market price adjustments to its inventories if continued pricing pressure results in a net realizable value that is lower than its manufacturing cost. Although the Company continuously tries to reduce its inventory in line with the current level of business, the Company is obligated to honor existing purchase orders, which have been placed with its suppliers. In the case of its FlashVision joint venture, the Company is obligated to purchase 50% of the production output, which makes it more difficult for the Company to reduce its inventory.

Property and Equipment

   Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization expense related to plant and equipment totaled $20.5 million, $15.9 million, and $7.1 million, in fiscal 2001, 2000, and 1999, respectively. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, generally two to seven years.

   Property and equipment consist of the following (in thousands):

                                                        December 31,
                                                     2001         2000
                                                     ----         ----
        Machinery and equipment                   $ 62,656      $ 62,310
        Software                                     8,481         7,435
        Furniture and fixtures                       2,076         2,103
        Leasehold improvements                       6,227         5,842
                                                  --------      --------
        Property and equipment, at cost             79,440        77,690
        Accumulated depreciation and amortization  (45,710)      (36,595)
                                                  --------      --------
        Property and equipment, net               $ 33,730      $ 41,095
                                                  ========      ========

Investment in Foundries

     The Company has made equity investments in semiconductor wafer manufacturing companies to obtain access to advanced wafer manufacturing capacity. The current portion of "Investment in Foundries" includes the unrestricted available-for-sale portion of the Company's investments in UMC and Tower. The non-current portion of "Investment in Foundries" includes the portion of the Company's investments in UMC and Tower that will not be available-for-sale within one year due to trading restrictions. As of December 31, 2001, the Company's total investment in UMC was valued at $194.9 million and its total investment in Tower was valued at $16.6 million. The Company accounts for these investments on a cost basis. See Note 8.

Investment in Joint Venture

     On June 30, 2000, the Company closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, SanDisk and Toshiba formed FlashVision, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. As of December 31, 2001, the Company invested the final $15.0 million of its $150 million commitment in FlashVision for 49.9% ownership and guaranteed FlashVision lease obligations of $129.5 million. The Company accounts for its investment in FlashVision using the equity method. See Note 8.

Revenue Recognition

   The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which requires that revenue from product sales and patent license fees be recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable.

   Product revenue, less a provision for estimated sales returns, is recognized when title passes which is generally at the time of shipment. However, revenue on shipments to distributors and retailers, subject to certain rights of return and price protection, is deferred until the merchandise is sold by the distributors or retailers, or the rights expire.

   The Company earns patent license and royalty revenue under patent cross-license agreements with several companies including Hitachi Ltd., Intel Corporation, Lexar Media, Inc., Samsung Electronics Company Ltd., Sharp Electronics Corporation, Silicon Storage Technology, Inc., SmartDisk Corporation, Sony Corporation, TDK and Toshiba Corporation. The Company's current license agreements provide for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

   Patent license and royalty revenue is recognized when earned. In 2001, 2000 and 1999, the Company received payments under these cross-license agreements, portions of which were recognized as revenue and portions of which are deferred revenue. The Company receives royalty revenue reports from certain of its licensees and records all revenues one quarter in arrears. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as the Company meets certain obligations as provided in the various agreements.

Advertising Expense

   The cost of advertising is expensed as incurred. Advertising costs were $8.8 million, $8.2 million, and $3.6 million in 2001, 2000, and 1999, respectively.

Net Income (Loss) Per Share

   The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                 2001           2000         1999
                                                                 ----           ----         ----
Numerator:
      Numerator for basic and diluted
         net income (loss) per share - net income (loss)      $(297,944)     $ 298,672     $  26,550
                                                              ==========     ==========    ==========

Denominator for basic net income (loss) per share:
      Weighted average common shares                             68,148         66,861        55,834
                                                              ----------     ----------    ----------

Basic net income (loss) per share                             $   (4.37)     $    4.47     $    0.48
                                                              ==========     ==========    ==========

Denominator for diluted net income (loss) per share:
      Weighted average common shares                             68,148         66,861        55,834
      Incremental common shares attributable to
        exercise of outstanding employee stock options
        and warrants (assuming proceeds would be used to
        purchase common stock)                                        0          5,790         5,599
                                                              ----------     ----------    ----------

Shares used in computing diluted net income (loss)
  per share                                                      68,148         72,651        61,433
                                                              ==========     ==========    ==========

Diluted net income (loss) per share                           $   (4.37)     $    4.11     $    0.43
                                                              ==========     ==========    ==========

   Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings (loss) per share includes the dilutive effects of stock options, warrants, and convertible securities. Options and warrants to purchase 4,892,912; 907,380 and 190,807 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but have been omitted from the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares and, therefore the effect would be antidilutive. Incremental common shares attributable to the assumed conversion of the Company's convertible subordinated debentures were not included in the per share computation as the effect would be antidilutive for fiscal year 2001.

Stock Based Compensation

   The Company accounts for employee stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Pro forma net income (loss) and net income (loss) per share disclosures are required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and are included in Note 4.

Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies," and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company did not engage in any merger or acquisition activity during the year and therefore, application of SFAS 141 is not expected to have a material impact on results of operation and financial position in 2002.

   SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. Application of the non-amortization provisions and changes in estimated useful lives of intangibles of FAS 142 for goodwill is not expected to have a material impact on results of operation and financial position in 2002.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objective of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Sandisk is evaluating the impact of SFAS No. 144 on its financial position and results of operations.

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

Off Balance Sheet Risk

   Under our FlashVision joint venture agreement with Toshiba (see Note 8), we are obligated to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of December 31, 2001, we had guarantee obligations in the amount of $129.5 million, with ABN AMRO Bank, N.V. as agent for a syndicate of financial institutions, on the equipment lease lines to equip FlashVision's manufacturing clean room with advanced wafer processing equipment. Under the terms of the FlashVision lease agreements, we as guarantor are subject to certain financial covenants. We obtained a compliance waiver for the third quarter of 2001 and negotiated an amendment to the lease agreement which includes a modification of the covenant requirements and requires us to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments. As of December 31, 2001, we had pledged cash of $64.7 million and UMC equity securities of $64.7 million and was in compliance with the covenant requirements.

Note 3:  Commitments and Contingencies

Commitments

   The Company is obligated to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of December 31, 2001, the Company had guarantee obligations in the amount of $129.5 million, with ABN AMRO Bank, N.V. as agent for a syndicate of financial institutions, on the equipment lease lines to equip FlashVision's manufacturing clean room with advanced wafer processing equipment. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and will repay all amounts outstanding thereunder in April 2002. The Company and Toshiba are currently seeking other sources of financing to replace the ABN AMRO lease facility. However, under the terms of the FlashVision lease agreements, the Company as guarantor remains at this time subject to certain financial covenants, including calculations of leverage, tangible net worth, fixed charge coverage and current assets to current liabilities. The Company obtained a compliance waiver for the third quarter of 2001 and negotiated an amendment to the lease agreement which includes a modification of the covenant requirements and requires it to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments. As of December 31, 2001, the Company had pledged cash of $64.7 million and UMC equity securities of $64.7 million as collateral against the lease balance of $129.5 million. While these assets are pledged, they are not available to the Company to be used to fund operations.

   In December 2001, the Company signed a binding memorandum of understanding, or MOU, with Toshiba under which the Company and Toshiba agreed to restructure our FlashVision business by consolidating our FlashVision advanced NAND wafer fabrication manufacturing operations at Toshiba's memory fabrication facility at Yokkaichi, Japan. The Company and Toshiba contemplate that the FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it had at Dominion in Virginia. Under the joint venture agreement, the Company is contractually obligated, and expects to continue to be obligated after the restructuring of its FlashVision joint venture, to purchase half of FlashVision's NAND wafer production output.

   Apart from its commitment to purchase 50% of the FlashVision wafer output from Yokkaichi after the restructuring, the Company will also purchase NAND wafers from Toshiba's current Yokkaichi fabrication facility on a foundry relationship basis. This foundry relationship will be conducted under a firm purchase order commitment over rolling three-month periods. NAND wafers are ordered under purchase orders at market prices and cannot be cancelled. At December 31, 2001, approximately $32.5 million of non-cancelable purchase orders for flash memory wafers from FlashVison were outstanding. If the Company places purchase orders with Toshiba and its business condition deteriorates, it may end up with excess inventories of NAND wafers, which could harm its business and financial condition. The Company will incur start-up costs and pay its share of ongoing operating activities even if we do not utilize our full share of the new Yokkaichi output.

   As part of their joint venture agreement, the Company and Toshiba also agreed to share certain research and development expenses related to the development of advanced NAND flash memory technologies. As of December 31, 2001, the Company had accrued current liabilities related to these expenses of $15.3 million and long-term liabilities of $4.9 million. These obligation will be paid in installments throughout 2002 and 2003. In addition, beginning in 2002, the Company will make quarterly payments to Toshiba for the Company's portion of the research and development expenses associated with the continued development of advanced NAND flash memory technologies. The amount of these payments will be calculated as a percentage of the Company's revenues from NAND flash memory products.

     On July 4, 2000, the Company entered into a share purchase agreement to make a $75.0 million investment in Tower, in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones. During 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, the Company invested $42.5 million. Under the original agreement, additional contributions by the Company will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met by Tower. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. However, in March of 2002, we modified our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones to April 5, 2002 and October 1, 2002, respectively. We will make these payments whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date (but not to exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to our pre-paid wafer account, to be applied against orders placed with Tower's new fabrication facility, when completed.

   The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2006. Future minimum lease payments under operating leases at December 31, 2000 are as follows (in thousands):

Year Ending December 31,
------------------------

2002            $  2,623
2003               2,408
2004               2,430
2005               2,264
2006               1,029

Total           $ 10,754
               =========

   Rental expense under all operating leases was $3.6 million, $2.5 million, and $2.1 million for the years ended December 31, 2001, 2000, and 1999, respectively.

   The Company had foreign exchange contract lines in the amount of $65.1 million at December 31, 2001. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. One forward exchange contract in the notional amount of $9.8 million was outstanding at December 31, 2001.

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

   On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against the Company and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against the Company but named more than twenty-five additional defendants. The Amended Complaint alleges that the Company, and the other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that the Company be enjoined from its allegedly infringing activities and seeks unspecified damages. On February 4, 2002, the Company filed an answer to the amended complaint, wherein the Company alleged that it does not infringe the asserted patents, and further contend that the patents are not valid or enforceable.

     On October 15, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp.
v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe the Company's U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable.

     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, the complaint seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe the Company's U.S. patent No. 5,602,987, or the `987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. The Company has filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our `987 Patent prior to the trial on the merits. This preliminary injunction motion is scheduled for hearing on April 11, 2002.

     On November 30, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International - USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International - USA Inc., Civil No. C 01-21111, the complaint seeks damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our `987 Patent. The Company has motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our `987 Patent prior to the trial on the merits. This preliminary injunction motion is scheduled for hearing on April 8, 2002.

   On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The lawsuit alleges that the Company infringes four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and seeks a preliminary and permanent injunction against unnamed products of the Company, as well as damages, attorneys' fees and cost of the lawsuit.

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

   In Chile, Compaq Corporation is opposing our attempt to register CompactFlash as a trademark. We do not believe that our failure to obtain registration for the CompactFlash mark in any country will materially harm our business. SanDisk successfully obtained the United States trademark registration for the mark "CompactFlash".

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

Note 4:  Convertible Subordinated Notes Payable

On December 24, 2001, the Company completed a private placement of $125.0 million of 4 1/2% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002 the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes, for which the Company received net proceeds of approximately $145.9 million. Based on the aggregate principal amount at maturity of $150.0 million, the Notes provide for semi-annual interest payments of $3.4 million each on May 15 and November 15. The Notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 54.2535 shares per $1,000 principal amount of the Notes, subject to adjustment in certain events. At anytime on or after November 17, 2004, the Company may redeem the notes in whole or in part at a specified percentage of the principal amount plus accrued interest. The debt issuance costs are being amortized over the term of the Notes using the interest method.

Note 5:  Stockholders' Equity

Stock Benefit Plan

   The 1989 Stock Benefit Plan, in effect through August 1995, comprised two separate programs, the Stock Issuance Program and the Option Grant Program. The Stock Issuance Program allowed eligible individuals to immediately purchase the Company's common stock at a fair value as determined by the Board of Directors. Under the Option Grant Program, eligible individuals were granted options to purchase shares of the Company's common stock at a fair value, as determined by the Board of Directors, of such shares on the date of grant. The options generally vest over a four-year period, expiring no later than ten years from the date of grant. Unexercised options are canceled upon the termination of employment or services. Options that are canceled under this plan will be available for future grants under the 1995 Stock Option Plan. There were no shares available for option grants under the 1989 Stock Benefit Plan at December 31, 2001.

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

1995 Non-employee Directors Stock Option Plan

   In August 1995, the Company adopted the 1995 Non-employee Directors Stock Option Plan (the Directors' Plan). Under this plan, automatic option grants are made at periodic intervals to eligible non-employee members of the Board of Directors. Initial option grants vest over a four-year period. Subsequent annual grants vest one year after date of grant. All options granted under the Non-employee Directors Stock Option Plan expire ten years after the date of grant. In May 1999, the stockholders increased the shares available for future issuance under the 1995 Non-Employee Directors Stock Option Plan by 400,000 and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to 0.2% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 200,000 shares. At December 31, 2001, the Company had reserved 800,000 shares for issuance under the Directors' Plan and a total of 528,000 options had been granted at exercise prices ranging from $5.00 to $70.063 per share.

   A summary of activity under all stock option plans follows (shares in thousands):

                                                 Total
                                             Available                             Weighted
                                            for Future             Total            Average
                                       Grant/ Issuance       Outstanding     Exercise Price
                                      ----------------       -----------     --------------
   Balance at December 31, 1998                  1,804             8,252             $ 4.75
                                      ----------------    --------------
      Increase in authorized shares              7,400                 -
     Granted                                    (3,000)            3,000             $31.00
     Exercised                                       -            (1,766)            $ 3.47
     Canceled                                      308              (308)            $ 9.69
                                      ----------------    --------------
   Balance at December 31, 1999                  6,512             9,178             $ 9.50
                                      ----------------    --------------
     Granted                                    (2,290)            2,290             $53.57
     Exercised                                       -            (2,147)            $ 4.85
     Canceled                                      469              (469)            $ 9.69
                                      ----------------    --------------
   Balance at December 31, 2000                  4,691             8,852             $25.29
                                      ----------------    --------------
     Granted                                    (1,272)            1,272             $19.39
     Exercised                                       -              (831)            $ 5.73
     Canceled                                      674              (674)            $32.10
                                      ----------------    --------------
   Balance at December 31, 2001                  4,093             8,619             $25.77
                                      ================    ==============

   At December 31, 2001, options outstanding were as follows:

                                       Options Outstanding                            Options Exercisable
                                       -------------------                            -------------------

                                    Number           Weighted                              Number
                               Outstanding            Average        Weighted         Exercisable         Weighted
              Range of               as of          Remaining         Average               as of          Average
       Exercise Prices   December 31, 2001   Contractual Life  Exercise Price   December 31, 2001   Exercise Price
       ---------------   -----------------   ----------------  --------------   -----------------   --------------
     $ 0.375 - $  6.000          1,688,083               5.49         $ 4.650           1,458,117          $ 4.634
     $6.0625 - $  10.82          1,693,066               7.43         $7.8299             971,610          $ 7.134
     $11.450 - $ 30.000          1,531,510               8.55         $22.257             618,995          $22.073
     $31.188 - $ 34.375          1,207,391               8.89         $34.159             306,609          $34.064
     $35.813 - $ 35.813          1,444,346               7.95         $35.813             724,880          $35.813
     $36.125 - $139.500          1,054,996               8.33         $70.100             468,042          $69.763
     ------------------  -----------------   ----------------  --------------   -----------------   --------------
     $ 0.375 - $139.500          8,619,392               7.65         $25.769           4,548,253          $21.197

Employee Stock Purchase Plan

In August 1995, the Company adopted the Employee Stock Purchase Plan (the Purchase Plan). In May 1999, the stockholders increased the shares available for future issuance under the Employee Stock Purchase Plan by 600,000 and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to forty-three hundredths of one percent (0.43%) of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 400,000 shares. Under the Purchase Plan, qualified employees are entitled to purchase shares through payroll deductions at 85% of the fair market value at the beginning or end of the offering period, whichever is lower. As of December 31, 2001, the Company had reserved 2,366,666 shares of common stock for issuance under the Purchase Plan and a total of 1,203,337 shares had been issued.

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

   Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of this Statement. The fair value for the options granted was estimated at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions: risk-free interest rates of 4.68%, 6.16% and 5.52% for 2001, 2000 and 1999, respectively; a dividend yield of 0.0%, a volatility factor of the expected market price of the Company's common stock of 0.955, 0.951 and 0.888 for 2001, 2000 and 1999 respectively; and a weighted-average expected life of the option of approximately 5 years. The weighted average fair value of those options granted were $14.47, $39.82 and $22.38 for 2001, 2000 and 1999, respectively.

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

   Under the 1995 Employee Stock Purchase Plan, participating employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 53% of eligible employees participated in the plan in 2001 and 78% and 79% in 2000 and 1999, respectively. Under the Plan, the Company sold 169,044, 69,423 and 269,092 shares to employees in 2001, 2000 and 1999, respectively. Pursuant to APB 25 and related interpretations, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 2001, 2000 and 1999: dividend yield of 0.0%; and expected life of 6 months; expected volatility factor of .80 and .94 in 2001, 1.56 and 1.18 in 2000 and .98 and 1.16 in 1999; and a risk free interest rate ranging from 4.38% to 6.43%. The weighted average fair value of those purchase rights granted in February 1999, August 1999, February 2000, August 2000, February 2001 and August 2001 were $6.01, $17.72, $38.69, $29.24, $11.67 and $10.15, respectively.

   Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                Years ended December 31,
                                             2001           2000         1999
                                             ----           ----         ----
Pro forma net income (loss)             $   (331,676)  $    276,421  $    19,625
Pro forma net income (loss) per share
     Basic                              $      (4.87)  $       4.13  $      0.35
     Diluted                            $      (4.87)  $       3.80  $      0.32

Shareholder Rights Plan

   On April 21, 1997, the Company adopted a shareholder rights plan (the Rights Agreement). Under the Rights Agreement, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on April 28, 1997. The rights will expire on April 28, 2007 unless redeemed or exchanged. Under the Rights Agreement, each right will initially entitle the registered holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock for $500.00. The rights will become exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock.

Note 6:  Retirement Plan

     Effective January 1, 1992, the Company adopted a tax-deferred savings plan, the SanDisk 401(k) Plan, for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the plan on a monthly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $1.1 million and $105,000 for the plan years ended December 31, 2001 and 1999, respectively. No contributions were made by the Company for the year ended December 31, 2000.

Note 7:  Income Taxes

   The provision for (benefit from) income taxes consists of the following (in thousands):

                                                   December 31,
                                       2001           2000          1999
                                       ----           ----          ----
Current:
      Federal                      ($   28,455)    $   53,683    $    10,354
      State                                 38         13,296          2,117
      Foreign                            6,845         10,211          4,105
                                   -----------     ----------    -----------
                                       (21,572)        77,190         16,576
Deferred:
      Federal                          (97,388)        94,147         (2,600)
      State                            (25,040)        21,683           (400)
      Foreign                                -            500           (500)
                                   -----------     ----------    -----------
                                      (122,428)       116,330         (3,500)

Provision for (benefit from)
income taxes                       ($  144,000)    $  193,520    $    13,076
                                   ============    ==========    ===========

   The tax benefits associated with stock options increased taxes receivable by $4.8 million in 2001 and reduced taxes payable by $29.3 million and $9.8 million in 2000 and 1999, respectively. Such benefits are credited to capital in excess of par when realized.

   The Company's provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory rates to income (loss) before taxes as follows:

                                                   December 31,
                                              2001     2000     1999
                                              ----     ----     ----

Federal statutory rate                       (35.0%)  35.0%     35.0%
State taxes, net of federal benefit           (5.6)    4.6       2.8
Research credit                               (0.6)   (0.2)     (1.7)
Tax exempt interest income                    (0.5)   (0.8)     (3.9)
Valuation allowance                            8.2       -         -
Other individually immaterial items            0.9     0.7       0.8
                                             -----   -----     -----
                                             (32.6%)  39.3%     33.0%
                                             =====   =====     =====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2001 and 2000 are as follows (in thousands):

                                                          December 31,
                                                         2001           2000
                                                         ----           ----
Deferred tax assets:
      Inventory reserves                             $  35,900      $  13,000
      Deferred revenue                                   6,500         17,100
      Accruals and other reserves                        8,500         11,400
      Credit carryforwards                              27,900              -
      NOL carryforward                                   6,400              -
      Unrealized loss on investment write down           8,400              -
      Other                                              3,300          1,200
                                                     ---------     ----------
           Subtotal: Deferred tax assets                97,200         42,700
               Less: Valuation allowance               (36,100)             -
                                                     ---------     ----------
           Total: Deferred tax assets                $  61,100      $  42,700
                                                     ---------     ----------
Deferred tax liabilities:
      Unrealized gain on exchange of Foundry
      shares                                           (61,100)      (105,600)
                                                     ---------     ----------
      Total: Deferred tax liabilities                  (61,100)      (105,600)
                                                     ---------     ----------

Total net deferred tax assets/ (liabilities)         $       -      $ (62,900)
                                                     =========     ==========

   The Company provided a full valuation allowance against the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $36.1million in 2001. Approximately $4.8 million of the valuation allowance shown above relates to tax benefits from stock option deductions that will be credited to equity when realized.

     The Company has a federal net operating loss carryforward of approximately $11 million that will expire in 2021 and state net operating losses of approximately $36 million that will begin to expire at various dates beginning in 2006 through 2021. The Company has various federal and state tax credits that will begin to expire at various dates beginning in 2004 through 2021. Federal alternative minimum tax credits and certain stated credits do not expire.

     Utilization of the Company's net operating loss and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

Note 8: Joint Venture, Strategic Manufacturing Relationships and Investments

   On June 30, 2000, the Company closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, SanDisk and Toshiba formed FlashVision, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. In January 2001, the Company invested the final $15.0 million of its $150.0 million cash commitment in FlashVision. The Company agreed to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of December 31, 2001, the Company had guarantee obligations in the amount of $129.5 million, with ABN AMRO Bank, N.V. as agent for a syndicate of financial institutions, on the equipment lease lines to equip FlashVision's manufacturing clean room with advanced wafer processing equipment. Although FlashVision recently terminated the ABN AMRO lease facility, as further discussed below, under the terms of the FlashVision lease agreements, the Company as guarantor remains at this time subject to certain financial covenants. The Company obtained a compliance waiver for the third quarter of 2001 and negotiated an amendment to the lease agreement. which includes a modification of the covenant requirements and requires the Company to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments. As of December 31, 2001, we had pledged cash of $64.7 million and UMC equity securities of $64.7 million. While these assets are pledged, they are not available to the Company to be used to fund operations.

   In December 2001, the Company signed a binding memorandum of understanding, or MOU, with Toshiba under which the Company and Toshiba agreed to restructure their FlashVision business by consolidating FlashVision's advanced NAND wafer fabrication manufacturing operations at Toshiba's memory fabrication facility at Yokkaichi, Japan. The Yokkaichi fabrication facility, or Yokkaichi, is Toshiba's most advanced memory fabrication facility and has approximately twice the wafer fabrication capacity of Dominion. Through this consolidation, the Company expects Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the MOU, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to undertake full responsibility for the transition, which is expected to be completed in 2002. Once the consolidation is completed, Yokkaichi's total NAND wafer output will match the combined prior NAND capacity of Yokkaichi and Dominion. The Company and Toshiba contemplate that the FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and will repay all amounts outstanding thereunder in April 2002. The Company and Toshiba are currently seeking other sources of financing to replace the ABN AMRO lease facility.

   The Company invested $51.2 million in United Silicon, Inc., ("USIC") a semiconductor manufacturing subsidiary of United Microelectronics Corporation in Taiwan ("UMC"). In January 2000, the USIC foundry was merged into the UMC parent company. In exchange for its USIC shares, the Company received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. All of the UMC shares the Company received as a result of the merger were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. As of December 31, 2001, the trading restrictions had expired on 66.7 million shares. The remaining 44.4 million shares will become available for sale over a two-year period beginning in January 2002. In July of 2001, the Company received a stock dividends from UMC of 20.0 million and 22.2 million shares in 2001 and 2000, respectively.

   Due to the decline in the UMC stock price from the weakness in the semiconductor industry, the value of the Company's investment in UMC had declined to $194.9 at December 31, 2001. It was determined that the decline in the market value of the investment was other than temporary, as defined by generally accepted accounting principles and a loss of $275.8 million, or $166.9 million net of taxes was recorded in accordance with Statement of Financial Accounting Standards Number 115. The loss was included in loss on investment in foundry. If the fair value of the UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, there may be a gain or loss due to fluctuations in the market value of UMC stock or if UMC shares are sold.

     On July 4, 2000, the Company entered into a share purchase agreement to make a $75.0 million investment in Tower Semiconductor, ("Tower"), in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones relative to the construction of a new wafer fabrication facility by Tower. During 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, the Company has invested $42.5 million to purchase 1,599,931 ordinary shares and obtain wafer credits of $21.4 million. In September 2001, the Company agreed to convert 75% of its wafer credits to equity at a price of $12.75 per share and received an additional 1,284,007 ordinary shares. The Company expects first wafer production to commence at the new fabrication facility in late 2002. Due to the continued weakness in the semiconductor industry, the value of the Company's Tower investment and remaining wafer credits had declined to $16.6 million on December 31, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles and a loss of $20.6 million was recorded in the second half of 2001. In addition, the Company recognized a loss of $5.5 million on the exchange of 75% of its Tower wafer credits for 1, 284,007 ordinary shares at $12.75 per share. These losses totaling $26.1 million, or $15.8 million net of tax benefit, were recorded in loss on investment in foundry in 2001. The Company accounts for its investment in Tower on a cost basis. In March of 2002, the Company modified its share purchase agreement with Tower by agreeing to advance the payments of the third and fourth milestone payment dates to April 5, 2002 and October 1, 2002, respectively, and to make these payments whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date (but not to exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to the Company's pre-paid wafer account, to be applied against orders placed with Tower's new fabrication facility, when completed.

     In September 2001, the Company signed an agreement with Sony involving their Memory Stick card format. Under the agreement, Sony will supply the Company a portion of their Memory Stick output for the Company to resell under the SanDisk brand name. Sony has also agreed to purchase a portion of its NAND memory chip requirements from the Company provided that it meets market competitive pricing for these components. In addition, the two companies agreed to co-develop and co-own the specifications for the next generation Memory Stick. Each company will have all rights to manufacture and sell this new generation Memory Stick.

     On August 9, 2000, SanDisk entered into a joint venture, Digital Portal, Inc. ("DPI"), with Photo-Me International ("PMI") for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, the Company and PMI will each make an initial investment of $4.0 million for 50% ownership and secure lease financing for the purchase of the kiosks. During 2001, the Company invested $2.0 million in DPI. Recently, DPI has changed its business plan from 100% leasing the kiosks to customers and sharing in the photo printing revenues generated, to a mix of leasing and selling the kiosks outright. While this plan may reduce the long-term cumulative income from each kiosk, it is expected to substantially reduce DPI's requirements for lease financing. Therefore, the Company expects based on the current business plan that the total value of its lease guarantees will be below $5.0 million in 2002. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. The Company accounts for this investment under the equity method, and recorded a loss of $1.4 million as its share of the equity in loss of joint venture in 2001.

     On November 2, 2000, the Company made a strategic investment of $7.2 million in Divio, Inc. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, the Company owns approximately 10% of Divio and is entitled to one board seat. The Company accounts for the investment under the cost method.

Note 9:  Derivatives

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

     The Company reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Hedge ineffectiveness was not material in fiscal 2001. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

The Company had foreign exchange contract lines in the amount of $65.1 million at December 31, 2001. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies.

     At December 31, 2001, the Company had $23.6 million in Japanese Yen-denominated accounts payable and open purchase orders designated as cash flow hedges or fair value hedges against Japanese Yen-denominated cash holdings and accounts receivable. At December 31, 2001, the Company had one forward contract to sell Yen in the amount of $9.8 million. Foreign currency translation gains of $291,000 were deferred at December 31, 2001 in connection with this contract as the contract has been identified as a hedging contract. One forward exchange contract in the notional amount of $9.8 million was outstanding at December 31, 2001. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. There was no unrealized loss on derivative instruments as of December 31, 2001.

     The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. The Company had net transaction gains (losses) of approximately ($894,000), $428,000, and $1,467,000 for the years ended December 31, 2001,
2000, and 1999, respectively. These amounts are included in other income (loss), net, in the statement of operations.

Note 10:  Restructuring Charge and Related Activities

     In the third quarter of 2001, the Company adopted a plan to transfer all of its card assembly and test manufacturing operations from its Sunnyvale location to offshore subcontractors. As a result, the Company recorded a restructuring charge of $8.5 million. The charge included $1.1 million of severance and employee related costs for a reduction in workforce of approximately 193 personnel, equipment write-off charges of $6.4 million and lease commitments of $1.0 million on a vacated warehouse facility.

     Workforce Reduction: In the third quarter of 2001, the Company adopted a plan to reduce its workforce by a total of 193 employees through involuntary employee separations from October 2001 through April 2002. The Company recorded a charge of $1.1 million for employee separations in the third quarter of 2001. As of December 31, 2001, the Company had made severance and benefit payments related to the planned reduction in force totaling

$805,000.

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

   Remaining Payout: Remaining cash expenditures related to the workforce reduction will be paid by April 2002. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in 2002 and 2003.

   Savings: The Company believes that the savings resulting from the restructuring activity will contribute to a reduction in manufacturing and operating expense levels by approximately $11.8 million in fiscal 2002.

The following table reflects the total restructuring charge:

                                                    Workforce        Lease
                                                    ---------        -----
                                      Equipment     Reduction     Commitments     Total
                                     -----------    ---------     -----------     -----
                                                        (in thousands)
Restructuring Charge                 $     6,383    $   1,094     $     1,033  $    8,510
Write offs and write downs                (6,027)           -               -      (6,027)
Cash charges                                   -         (805)              -        (805)
                                     -----------    ---------     -----------  ----------
Reserve balance, December 31, 2001   $       356    $     289     $     1,033  $    1,678
                                     ===========    =========     ===========  ==========

Note 11:  Segment Information

   During fiscal 2001, 2000 and 1999, the Company operated in one segment, flash memory products. The Company markets and sells its products in the United States and in foreign countries through its sales personnel, dealers, distributors, retailers and its subsidiaries. The Company's chief decision maker, the Chief Executive Officer, evaluates performance of the Company based on total Company results. Revenue is evaluated based on geographic region and product category. Separate financial information is not available by product category in regards to asset allocation, expense allocation, or profitability.

Geographic Information:

   Sales outside the U.S. are comprised of sales to international customers in Europe, Canada, and Asia Pacific. Other than sales in U.S., Japan and Europe, international sales were not material individually in any other international location. Intercompany sales between geographic areas are accounted for at prices representative of unaffiliated party transactions.

   Information regarding geographic areas for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

                                Years Ended December 31,
                               2001       2000       1999
                               ----       ----       ----
Revenues:
     United States         $163,516   $258,715  $ 116,922

     Japan                      105,056      178,564       62,176
     Europe                      57,386       99,352       22,674
     Other foreign countries     40,343       65,181       45,218
                               --------     --------     --------
Total                          $366,301     $601,812     $246,990

Long Lived Assets:
     United States             $186,167     $174,685     $ 25,442
     Japan                          388          520          261
     Europe                          23           55           20
     Other foreign countries     41,700      198,253       57,273
                               --------     --------     --------
Total                          $228,278     $373,513     $ 82,996
                               ========     ========     ========

   Revenues are attributed to countries based on the location of the customers. Long lived assets in other foreign countries includes the long-term investment in UMC of $25.9 in 2001, $197.7 in 2000 and $51.2 million in 1999 and long-term investment in Tower of $15.4 in 2001. Long lived assets in the United States includes the investment in FlashVision of $153.2 and Divio of $7.2 in 2001.

Major Customers

   In 2001 and 2000, there were no customers who accounted for more than 10% of total revenue. In 1999, revenues from one customer represented approximately $28.0 million or 11%, of consolidated revenues.

Note 12: Accumulated Other Comprehensive Income

   Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and loses on available-for-sale marketable securities for all periods presented (in thousands).

                                                                         2001        2000        1999
                                                                         ----        ----        ----
Accumulated other comprehensive income (loss) at beginning of year    $ (50,412)  $     199    $      471
Change of accumulated other comprehensive income during the year
     Unrealized gain (loss) on investments                            $  95,927   $ (50,268)            -
     Unrealized gain (loss) on available-for-sale securities          $     908   $    (343)   $     (272)
                                                                      ---------   ----------   ----------

Accumulated other comprehensive income (loss) at year end             $  46,423   $  (50,412)  $      199
                                                                      =========   ==========   ==========

     The 2001 unrealized gain on investments included a tax expense of approximately $29.8 million and the 2000 unrealized loss on investments included a tax benefit of $34.6 million. The tax effects for other comprehensive income were immaterial in 1999.

Note 13:  Related Parties

   The Company has entered into a joint venture agreement with Toshiba, under which they formed FlashVision, to produce advanced NAND flash memory wafers. In addition, the Company and Toshiba will jointly develop and share the research and development expenses of future generations of advanced NAND flash memory products. The Company also purchases NAND flash memory card products from Toshiba. In 2001, the Company purchased NAND flash memory wafers and card products from FlashVision and Toshiba and made payments for shared research and development expenses totaling approximately $132.3 million in 2001 and $22.0 million in 2000. The Company had accounts payable balances due to FlashVision and Toshiba of $24.0 million at December 31, 2001 and $7.9 million. The Company had accrued current liabilities due to Toshiba for joint research and development expenses of $15.3 million at December 31, 2001 and long-term liabilities of $4.9 million and $3.5 million as of December 31, 2001 and 2000, respectively.

Note 14:  Investment in Joint Venture

   The following summarized the financial information for FlashVision at December 31, 2001 (in thousands). In fiscal 2000, the investment in FlashVision did not meet the significant subsidiary threshold and therefore, summary financial information for prior years have been excluded.

                                December 31, 2001
                                -----------------
                                   (unaudited)
Current Assets                $            61,601

Property, plant and
equipment and other assets                312,183
Current Liabilities                        67,438

   The following summarizes financial information for FlashVision for the nine months ended December 31, 2001 (in thousands).

                                Nine Months Ended
                                -----------------
                                December 31, 2001
                                -----------------
                                   (unaudited)
Net sales                      $          110,706
Gross profit                                4,351
Net income                                  5,160

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          ---------------------

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

   Reference is made to the information regarding directors and nominees and disclosure relating to compliance with Section 16A of the Securities Exchange Act of 1934 appearing under the captions "Election of Directors" and "Compliance with Section 16A of the Securities Exchange Act of 1934" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2002, which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

   The information required by this item is set forth under "Executive Compensation and Related Information" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

   The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   The information required by this item is set forth under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in our Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report

       1) All financial statements

          Index to Financial Statements                                  Page
                                                                         ----
          Report of Ernst & Young LLP, Independent Auditors              52
          Consolidated Balance Sheets                                    53
          Consolidated Statements of Operations                          54
          Consolidated Statements of Stockholders' Equity                55
          Consolidated Statements of Cash Flows                          56
          Notes to Consolidated Financial Statements                     57-79


All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

       2) Exhibits required by Item 601 of Regulation S-K


          A.      Exhibits

     Exhibit
     Number      Exhibit Title
     ------      -------------
       3.1       Restated Certificate of Incorporation of the Registrant.(2)
       3.2       Certificate of Amendment of the  Restated Certificate of
                 Incorporation of the Registrant.(12)
       3.3       Restated Bylaws of the Registrant, as amended to date.
       3.4       Certificate of Designation for the Series A Junior
                 Participating Preferred Stock, as filed with the Delaware
                 Secretary of State on April 24, 1997.(4)
       4.1       Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12)
       4.2       Amended and Restated Registration Rights Agreement, among the
                 Registrant and the investors and founders named therein, dated
                 March 3, 1995.(2)
       4.3       Series F Preferred Stock Purchase Agreement between Seagate
                 Technology, Inc. and the Registrant dated January 15, 1993.(2)
       4.4       Rights Agreement, dated as of April 18, 1997, between the
                 Company and Harris Trust and Savings Bank.(4)
       4.5       First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)
       4.6       Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant. (10)
       4.7       Indenture, dated as of December 24, 2001, between the
                 Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.
       4.8       Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co.
                 Incorporated and ABN AMRO Rothschild LLC, as Initial
                 Purchasers.
       9.1       Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
      10.1       License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
      10.2       1989 Stock Benefit Plan.(2), (*)
      10.3       Employee Stock Purchase Plan.(2), (*)

     Exhibit
     Number      Exhibit Title
     ------      -------------
      10.4       1995 Non-Employee Directors Stock Option Plan.(2), (*)
      10.5       Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)
      10.6       Amendment to Lease Agreement between the Registrant and G.F.
                 Properties, dated April 3, 1997.(5)
      10.7       Foundry Venture Agreement between the Registrant and United
                 Microelectronics Corporation, dated June 27, 1997.(1),(6)
      10.8       Written Assurances Re: Foundry Venture Agreement between the
                 Registrant and United Microelectronics Corporation, dated
                 September 13, 1995.(1), (6)
      10.9       Side Letter between Registrant and United Microelectronics
                 Corporation, dated May 28, 1997.(1), (6)
      10.10      Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)
      10.11      Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)
      10.12      1995 Stock Option Plan Amended and Restated as of December 17,
                 1998.(10), (*)
      10.13      1995 Non-Employee Directors Stock Option Plan Amended and
                 Restated as of December 17, 1998.(10), (*)
      10.14      1995 Employee Stock Purchase Plan Amended and Restated as of
                 December 17, 1998. (10), (*)
      10.15      Master Agreement, dated as of May 9, 2000, by and among the
                 Registrant, Toshiba Corporation and Semiconductor North
                 America, Inc.(12),(+)
      10.16      Operating Agreement dated as of May 9, 2000, by and between the
                 Registrant and Semiconductor North America, Inc.(12)
      10.17      Common R&D and Participation Agreement, dated as of May 9,
                 2000, by and between the Registrant and Toshiba
                 Corporation.(12),(+)
      10.18      Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(+)
      10.19      Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)
      10.20      Escrow Agreement, dated as of August 14, 2000, by and
                 between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)
      10.21      Additional Purchase Obligation Agreement, dated as of July 4,
                 2000, by and between the Registrant and Tower Semiconductor
                 Ltd.(13)
      10.22      Shareholders Agreement, dated as of July 4, 2000, by and
                 between the Registrant and the Israel Corporation.(13)
      10.23      Definitive Agreement to Form Vending Business, dated August 7,
                 2000, by and between the Registrant and Photo-Me International, Plc.(13),(+)
      10.24      Non-Solicitation Agreement, dated August 7, 2000, by and
                 between the Registrant, DigitalPortal Inc. and Photo-Me
                 International, Plc.(13),(+)
      10.25      Exclusive Product Purchase Agreement, dated as of August 7,
                 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc. (13),(+)
      10.26      Stockholders' Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me,
                 International, Plc.(13),(+)
      10.27      Bylaws of DigitalPortal Inc.(13),(+)
      10.28      Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance
                 Semiconductor Ltd., Macronix International Co., Ltd. and Quick
                 Logic Corporation (14)
      10.29      Consolidated Shareholders Agreement, dated as of January 18,
                 2001, by and among Registrant, The Israel Corporation, Alliance
                 Semiconductor Ltd. And Macronix International Co., Ltd. (14)
      10.30      Appendix 1 to FlashVision L.L.C. 2000 lease financing agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V.
                 (15), (+)

     Exhibit
     Number      Exhibit Title
     ------      -------------
      10.31      Master Lease agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V. (15), (+)
      10.32      Guarantee, dated as of December 27, 2000 from SanDisk
                 Corporation to ABN AMRO Bank N.V., related to FlashVision
                 L.L.C. 2000 lease financing. (15), (+)
      10.33      Memorandum of Understanding, dated as of December 17, 2001 by and between the Registrant and Toshiba Corporation. (++)
      21.1       Subsidiaries of the Registrant.
      23.1       Consent of Ernst & Young LLP, Independent Auditors

______________

    *  Indicates management contract or compensatory plan or arrangement.
    + Confidential treatment has been granted for certain portions thereof. ++ Confidential treatment has been requested for certain portions thereof.

   1.  Confidential treatment granted as to certain portions of these exhibits.
   2. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
   3. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
   4. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
   5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
   6. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
   7. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
   8. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.
   9. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 1, 1999.
  10. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
  11. Previously filed as an Exhibit to the Registrant's 1999 Annual Report on Form 10-K.
  12. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
  13. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 2000.
  14. Previously filed as an Exhibit to the Registrant's Schedule 13(d) dated January 26, 2001.
  15. Previously filed as an Exhibit to the Registrant's 2000 Annual Report on Form 10-K.


         B.        Reports on Form 8-K

         On December 19, 2001, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the signing of the Memorandum of Understanding with Toshiba Corporation and the Offering of Convertible Subordinated Notes by the Registrant.

               Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-96298, No. 333-32039, No. 333-63076 and No. 333-83193)
pertaining to the 1995 Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan, Employee Stock Purchase Plan and Special Stock Option Plan (as amended and restated February 23, 2000) of SanDisk Corporation of our report dated January 21, 2002 (except for Note 3, as to which the date is March 5, 2002) with respect to the consolidated financial statements of SanDisk Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2001.

                                                           /s/ Ernst & Young LLP

San Jose, California
March 26, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SANDISK CORPORATION





                                     By:  /s/ Michael Gray
                                          ---------------------------------
                                              Michael Gray
                                              Principal Financial and Accounting
                                              Officer, Vice President, Finance
                                              (on behalf of the Registrant)

DATED:  March 26, 2002
        --------------

                                POWER OF ATTORNEY

     KNOW ALL PEOPLE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Eli Harari and Michael Gray, jointly and severally, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

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

            Signature                                          Title                                   Date
            ---------                                          -----                                   ----
By:    /s/ Dr. Eli Harari                        President, Chief Executive Officer                March 27, 2002
     ----------------------------                           and Director
       (Dr. Eli Harari)



By:    /s/ Irwin Federman                          Chairman of the Board, Director                 March 27, 2002
     ----------------------------
       (Irwin Federman)



By:    /s/ Michael Gray                                                                            March 27, 2002
     ----------------------------
       (Michael Gray)                                  Vice President, Finance
                                                       And Principal Financial
                                                       and Accounting Officer

By:    /s/ William V. Campbell
     ----------------------------
       (William V. Campbell)                                  Director                             March 27, 2002



By:    /s/ Catherine P. Lego                                  Director                             March 27, 2002
     ----------------------------
       (Catherine P. Lego)



By:    /s/ Dr. James D. Meindl                                Director                             March 27, 2002
     ----------------------------
       (Dr. James D. Meindl)



By:    /s/ Alan F. Shugart                                    Director                             March 27, 2002
   ------------------------------
       (Alan F. Shugart)

                                INDEX TO EXHIBITS

Exhibit
Number      Exhibit Title
------      -------------
  3.1       Restated Certificate of Incorporation of the Registrant.(2)
  3.2       Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant.(12)
  3.3       Restated Bylaws of the Registrant, as amended to date.
  3.4       Certificate of Designation for the Series A Junior Participating
            Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)
  4.1       Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12)
  4.2       Amended and Restated Registration Rights Agreement, among the
            Registrant and the investors and founders named therein, dated March
            3, 1995.(2)
  4.3       Series F Preferred Stock Purchase Agreement between Seagate
            Technology, Inc. and the Registrant dated January 15, 1993.(2)
  4.4       Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)
  4.5       First Amendment to Rights Agreement dated October 22, 1999, between
            Harris Trust and the Registrant.(9)
  4.6       Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant.(10)
  4.7       Indenture, dated as of December 24, 2001, between the Registrant and
            The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.
  4.8       Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and
            ABN AMRO Rothschild LLC, as Initial Purchasers.
  9.1       Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
 10.1       License Agreement between the Registrant and Dr. Eli Harari, dated
            September 6, 1988.(2)
 10.2       1989 Stock Benefit Plan.(2), (*)
 10.3       Employee Stock Purchase Plan.(2), (*)
 10.4       1995 Non-Employee Directors Stock Option Plan.(2), (*)
 10.5       Lease Agreement between the Registrant and G.F. Properties, dated
            March 1, 1996.(3)
 10.6       Amendment to Lease Agreement between the Registrant and G.F.
            Properties, dated April 3, 1997.(5)
 10.7       Foundry Venture Agreement between the Registrant and United
            Microelectronics Corporation, dated June 27, 1997.(1),(6)
 10.8       Written Assurances Re:  Foundry Venture Agreement between the
            Registrant and United Microelectronics Corporation, dated September
            13, 1995.(1), (6)
 10.9       Side Letter between Registrant and United Microelectronics
            Corporation, dated May 28, 1997.(1), (6)
 10.10      Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)
 10.11      Lease Agreement between the Registrant and G.F. Properties, dated
            June 10, 1998.(8)
 10.12      1995 Stock Option Plan Amended and Restated as of December 17,
            1998.(10), (*)
 10.13      1995 Non-Employee Directors Stock Option Plan Amended and Restated
            as of December 17, 1998.(10), (*)
 10.14      1995 Employee Stock Purchase Plan Amended and Restated as of
            December 17, 1998. (10), (*)
 10.15      Master Agreement, dated as of May 9, 2000, by and among the
            Registrant, Toshiba Corporation and Semiconductor North America,
            Inc.(12),(+)
 10.16      Operating Agreement dated as of May 9, 2000, by and between the
            Registrant and Semiconductor North America, Inc.(12)
 10.17      Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(+)
 10.18      Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and

Exhibit
Number      Exhibit Title
------      -------------
            Toshiba Corporation.(12),(+)
 10.19      Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)
 10.20      Escrow Agreement, dated as of August 14, 2000, by and between the
            Registrant, Tower Semiconductor Ltd. and Union bank of California,
            N.A.(13)
 10.21      Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)
 10.22      Shareholders Agreement, dated as of July 4, 2000, by and between the
            Registrant and the Israel Corporation.(13)
 10.23      Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International,
            Plc.(13),(+)
 10.24      Non-Solicitation Agreement, dated August 7, 2000, by and between the
            Registrant, DigitalPortal Inc. and Photo-Me International,
            Plc.(13),(+)
 10.25      Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc.
            (13),(+)
 10.26      Stockholders' Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.
            (13),(+)
 10.27      Bylaws of DigitalPortal Inc.(13),(+)
 10.28      Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor
            Ltd., Macronix International Co., Ltd. and Quick Logic Corporation
            (14)
 10.29      Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance
            Semiconductor Ltd. And Macronix International Co., Ltd. (14)
 10.30      Appendix 1 to FlashVision L.L.C. 2000 lease financing agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V. (15),
            (+)
 10.31      Master Lease agreement between FlashVision L.L.C. Corporation to ABN
            AMRO Bank N.V. (15), (+)
 10.32      Guarantee, dated as of December 27, 2000 from SanDisk Corporation to
            ABN AMRO Bank N.V., related to FlashVision L.L.C. 2000 lease financing. (15), (+)
 10.33      Memorandum of Understanding, dated as of December 17, 2001 by and between the Registrant and Toshiba Corporation. (++)
 21.1       Subsidiaries of the Registrant.
 23.1       Consent of Ernst & Young LLP, Independent Auditors

______________

   * Indicates management contract or compensatory plan or arrangement.
   + Confidential treatment has been granted for certain portions thereof.
   ++ Confidential treatment has been requested for certain portions thereof.

   1.  Confidential treatment granted as to certain portions of these exhibits.
   2. Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-96298).
   3. Previously filed as an Exhibit to the Registrant's 1995 Annual Report on Form 10-K.
   4. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated April 18, 1997.
   5. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1997.
   6. Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated October 16, 1997.
   7. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
   8. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1998.
   9. Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 1, 1999.
  10. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1999.
  11. Previously filed as an Exhibit to the Registrant's 1999 Annual Report on Form 10-K.
  12. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
  13. Previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 2000.

  14. Previously filed as an Exhibit to the Registrant's Schedule 13(d) dated January 26, 2001.
  15. Previously filed as an Exhibit to the Registrant's 2000 Annual Report on Form 10-K.