Form 10-Q
period 2002-03-31
SANDISK CORP
filed 2002-05-15
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-26734

SanDisk Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0191793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Caspian Court, Sunnyvale, California	94089
(Address of principal executive offices)	(Zip code)

(408) 542-0500
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of March 31, 2002

Common Stock, $0.001 par value	68,674,948
Class	Number of shares

SanDisk Corporation

Index

PART I.    FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SANDISK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001*
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$164,397	$189,499
Short-term investments	135,675	105,501
Restricted cash and cash equivalents	75,457	—
Investment in UMC	123,559	105,364
Restricted investment in UMC	73,333	—
Accounts receivable, net	52,825	45,223
Inventories	54,428	55,968
Tax refund receivable	28,953	28,473
Prepaid expenses and other current assets	15,075	12,129

Total current assets	723,702	542,157
Restricted cash and cash equivalents	—	64,734
Property and equipment, net	36,577	33,730
Investment in foundries	32,717	41,380
Restricted investment in UMC	—	64,734
Investment in FlashVision	153,309	153,168
Deferred tax asset	18,842	18,842
Deposits and other non-current assets	12,924	13,603

Total Assets	$978,071	$932,348

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$23,674	$19,938
Accounts payable to related parties	24,097	24,008
Accrued payroll and related expenses	3,769	5,279
Income taxes payable	7,641	7,361
Deferred tax liability	18,842	18,842
Research & development liability, related party	20,404	15,256
Other accrued liabilities	17,927	20,571
Deferred revenue	20,320	15,806

Total current liabilities	136,674	127,061
Convertible subordinated notes payable	150,000	125,000
Deferred taxes and other liabilities	10,132	4,908

Total Liabilities	296,806	256,969
Stockholders’ Equity:
Common stock	582,401	580,431
Retained earnings	44,791	48,525
Accumulated other comprehensive income	54,073	46,423

Total stockholders’ equity	681,265	675,379
Total Liabilities and Stockholders’ Equity	$978,071	$932,348

*	Information derived from the audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Product	$86,459	$88,083
License and royalty	6,160	13,244

Total revenues	92,619	101,327
Cost of sales	81,399	118,780

Gross profit (loss)	11,220	(17,453)
Operating expenses:
Research and development	14,550	16,353
Sales and marketing	9,048	10,218
General and administrative	4,666	4,279

Total operating expenses	28,264	30,850
Operating loss	(17,044)	(48,303)
Equity in income (losses) of joint ventures	(494)	634
Interest income	2,314	4,075
Interest expense	(1,656)	—
Loss on investment in foundries	—	(179,981)
Other expense, net	(53)	(1,783)

Loss before taxes	(16,933)	(225,358)
Benefit from income taxes	(13,199)	(82,256)

Net loss	$(3,734)	$(143,102)

Net loss per share
Basic and diluted	(0.05)	(2.11)
Shares used in computing net loss per share
Basic and diluted	68,598	67,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,734)	$(143,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,795	4,489
Deferred taxes	(11,151)	(83,526)
Loss on investment in foundry	—	179,981
Equity in (income) loss of joint ventures	494	(634)
(Gain) loss on disposal of fixed assets	(1,230)	1,887
Changes in operating assets and liabilities:
Accounts receivable, net	(7,602)	32,777
Tax refund receivable	(480)	—
Inventory	1,540	12,918
Prepaid expenses and other assets	(1,115)	153
Accounts payable	3,736	(8,115)
Accrued payroll and related expenses	(1,510)	(7,785)
Income taxes payable	280	(10,627)
Other current liabilities	(2,627)	(128)
Other current liabilities, related parties	89	12,073
Research and development liabilities, related parties	5,148	—
Deferred revenue	4,514	(17,351)
Other non-current liabilities	5,224	2,165

Total adjustments	105	118,277
Net cash used in operating activities	(3,629)	(24,825)
Cash flows from investing activities:
Purchases of short term investments	(52,302)	(49,737)
Proceeds from sale of short term investments	21,636	81,803
Investment in foundries	—	(16,140)
Investment in equity securities	—	(14,970)
Restricted cash	(10,723)	—
Acquisition of capital equipment	(6,429)	(9,075)

Net cash used in investing activities	(47,818)	(8,119)
Cash flows from financing activities:
Proceeds from issuance convertible subordinated notes	24,375	—
Sale of common stock	1,970	4,154

Net cash provided by financing activities	26,345	4,154
Net decrease in cash and cash equivalents	(25,102)	(28,790)
Cash and cash equivalents at beginning of period	189,499	106,277

Cash and cash equivalents at end of period	$164,397	$77,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of March 31, 2002, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s annual report on Form 10-K as of, and for, the year ended December 31, 2001. The condensed consolidated balance sheet data as of December 31, 2001 was derived from the audited financial statements.

The Company’s results of operations and its cash flows for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of results of operations and cash flows for any future period.

2.    The Company’s fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarter of 2002 and 2001 ended on March 31, 2002 and April 1, 2001, respectively. Fiscal year 2002 is 52 weeks long and ends on December 29, 2002. Fiscal year 2000 was 52 weeks long and ended on December 30, 2001. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.    The components of inventories consist of the following:

	March 31, 2002	December 31, 2001
Raw Materials	$9,160	$6,325
Work-in-process	22,063	18,850
Finished Goods	23,205	30,793

	$54,428	$55,968

5.    In the third quarter of 2001, the Company adopted a plan to transfer all of its card assembly and test manufacturing operations from its Sunnyvale location to offshore subcontractors. As a result, the Company recorded a restructuring charge of $8.5 million. The charge included $1.1 million of severance and employee related costs for a reduction in workforce of approximately 193 personnel, equipment write-off charges of $6.4 million and lease commitments of $1.0 million on a vacated warehouse facility.

Workforce Reduction:    In the third quarter of 2001, the Company adopted a plan to reduce its workforce by a total of 193 employees through involuntary employee separations from October 2001 through April 2002. The Company recorded a charge of $1.1 million for employee separations in the third quarter of 2001. As of March 31, 2002, the Company had made severance and benefit payments related to the planned reduction in force totaling $1.2 million.

Abandonment of Excess Equipment:    As a result of the transfer all card assembly and test manufacturing operations to offshore subcontractors, the Company abandoned excess equipment and recorded a charge of $6.4 million in the third quarter of fiscal 2001.

Abandonment of Excess Leased Facilities:    The Company is attempting to sublease one warehouse building in San Jose, California. Given the current real estate market condition in the San Jose area, the Company does not expect to be able to sublease this building before the end of 2003 and as a result, the Company recorded a charge of

SANDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.0 million. In the first quarter of 2002, the Company made cash payments for rent on this excess facility of $55,000.

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

The following table reflects the total restructuring charge:

	Equipment	Workforce Reduction	Lease Commitments	Total
Reserve balance, December 31, 2001	$356	$289	$1,033	$1,678
Write offs and write downs	(8)	—	—	(8)
Adjustments	—	91	(91)	—
Cash charges	—	(380)	(55)	(435)

Reserve balance, March 31, 2002	$348	$—	$887	$1,235

6.    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2002	2001
Numerator:
Numerator for basic and diluted net loss per share—net loss	$(3,734)	$(143,102)

Denominator for basic and diluted net loss per share:
Weighted average common shares	68,598	67,814

Basic and diluted net loss per share	$(0.05)	$(2.11)

For the three months ended March 31, 2002 and 2001, the effects of the assumed conversion of common stock equivalents and convertible securities were excluded from the diluted earnings per share calculation, as their effect would be antidilutive due to the Company’s loss.

7.    On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against the Company and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against the Company but named more than twenty-five additional defendants. The Amended Complaint alleges that the Company, and the other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that the Company be enjoined from its allegedly infringing activities and seeks unspecified damages. On February 4, 2002, the Company filed an answer to the amended complaint, wherein it alleged that it does not infringe the asserted patents,

SANDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and further contends that the patents are not valid or enforceable.

On October 15, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe the Company’s U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable. On April 19, 2002, Micron filed a motion seeking to amend its counterclaim to assert allegations that SanDisk has infringed or is infringing five patents: U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. SanDisk intends to oppose Micron’s motion.

On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe the Company’s U.S. patent No. 5,602,987, or the ‘987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. The Company filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On April 11, 2002, the Court heard argument on the preliminary injunction motion and a decision on the motion is pending.

On November 30, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International—USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International—USA Inc., Civil No. C 01-21111, the Company seeks damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe the Company’s U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our ‘987 Patent. The Company has motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On April 8, 2002, the Court heard argument on the preliminary injunction motion and a decision on the motion is pending.

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleges that the Company infringes four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and seeks a preliminary and permanent injunction against unnamed products of the Company, as well as damages, attorneys’ fees and cost of the lawsuit. On March 28, 2002, the Company filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. The counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. On April 3, 2002, Samsung filed its first amended complaint. The amended complaint restricted Samsung’s original infringement allegations with respect to the four patents listed above to SanDisk products that include NAND flash memory. A substantial percentage of SanDisk products include NAND flash memory devices. On April 26, 2002, the Company filed an answer to Samsung’s first amended complaint and amended counterclaims. This answer and amended counterclaims again denied infringement and asserted that the Samsung patents are invalid and/or unenforceable. In SanDisk’s amended counterclaims, the Company seeks relief for both breach of the 1997 agreement and a declaration of our rights under the 1997 agreement. A trial has been schedule for October 2002 on this matter. On April 26, 2002, SanDisk filed a complaint against Samsung in the United States District Court for the Northern District of California, Civil No. C02-2069 MJJ, for declaratory judgment of non-infringement, invalidity, a declaration of rights under the 1997 agreement with Samsung and breach of contract.

SANDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process.

8.    The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in currencies other than the U.S. dollar. The Company is also exposed to interest rate risk inherent in its debt and investment portfolios. The Company’s risk management strategy provides for the use of derivative financial instruments, including foreign exchange forward contracts, to hedge certain foreign currency exposures. The Company’s intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into any speculative positions with regard to derivative instruments. The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates, only when natural offsets cannot be achieved. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include sales by subsidiaries, and assets and liabilities that are denominated in currencies other than the U.S. dollar. The Company’s foreign currency hedges generally mature within six months.

All derivatives are recorded at fair market value on the balance sheet, classified in other assets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period.

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

The Company reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Hedge ineffectiveness was not material in the first three months of fiscal 2002. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

The Company had foreign exchange contract lines in the amount of $74.4 million at March 31, 2002. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. At March 31, 2002, the Company had one forward contract outstanding to sell Yen in the amount of $11.3 million.

At March 31, 2002, the Company had $19.3 million in Japanese Yen-denominated accounts payable and open purchase orders designated as cash flow hedges or fair value hedges against Japanese Yen-denominated cash holdings and accounts receivable. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. There was no unrealized loss on derivative instruments as of March 31, 2002.

The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. In the first quarter of 2002, the Company had a net foreign currency translation gain of $0.1 million, compared to a loss of $1.8 million in the first quarter of 2001. These amounts are included in other income (loss), net, in the statement of operations.

SANDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    In the first quarter of 2002, the Company adopted Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, supersedes APB Opinion No. 17, “Intangible Assets,” and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss, measured as of the beginning of the year of adoption, if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 was completed during the first quarter of 2002. Application of the non-amortization provisions and changes in estimated useful lives of intangibles of FAS 142 for goodwill did not have a material impact on results of operation and financial position in the first quarter of 2002.

10.    Accumulated other comprehensive income (loss) presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-term portion of the Company’s investment in UMC, net of the related tax effects, for all periods presented.

	Three months ended March 31,
	2002	2001
Net loss	$(3,734)	$(143,102)
Changes in unrealized gain on foundries	8,250	—
Changes in unrealized gain on available-for-sale securities	(596)	370

Comprehensive income (loss)	$3,920	$(142,732)

Accumulated other comprehensive income was $54.1 million and $46.4 million at March 31, 2002 and December 31, 2001, respectively and included gains on the Company’s UMC investment of $53.9 million at March 31, 2002 and $45.7 million at December 31, 2001.

11.    In December 2001, the Company signed a binding memorandum of understanding, or MOU, with Toshiba under which the Company and Toshiba agreed to restructure their FlashVision business by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility at Yokkaichi, Japan. In the first quarter of 2002, FlashVision stopped production at the Dominion facility and began the transfer of wafer fabrication equipment to Yokkaichi. In April 2002, the Company and Toshiba finalized certain of the agreements related to the restructuring. Through this consolidation, the Company expects Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the agreement, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to undertake full responsibility for the transition, which is expected to be completed in 2002. Once the consolidation is completed, Yokkaichi’s total NAND wafer output will match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. At March 31, 2002, the Company, as guarantor of the FlashVision lease with ABN AMRO Bank, was still subject to guarantee obligations in the amount of $148.8 million and had pledged cash of $75.5 million and UMC equity securities of $73.3 million. In March 2002, FlashVision exercised its right of early termination under the lease facility and in April 2002 repaid all amounts outstanding thereunder. Accordingly, the Company is no longer subject to the financial covenants or collateralization requirements of the ABN AMRO bank lease. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002 and the Company anticipates that FlashVision will finalize a new equipment lease arrangement by the end of May 2002.

SANDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    The Company’s equity investment in UMC was valued at $214.2 million at March 31, 2002 and included an unrealized gain of $19.3 million in the first quarter of 2002. If the fair value of the UMC shares declines, it may be necessary to record losses. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock, if the UMC shares are sold.

13.    In July 2000, the Company entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. As of March 31, 2002, the Company had invested $42.5 million in Tower and obtained 2,883,938 ordinary shares and $5.5 million of prepaid wafer credits. In 2001, the Company recognized losses of $26.1 million on the other-than-temporary decline in the value of its Tower investment in accordance with Statement of Financial Accounting Standards 115. The Company’s investment in Tower was valued at $16.6 million as of March 31, 2002 and included an unrealized loss of $52,000 for the first quarter of 2002.

In March 2002, the Company amended its share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was made on April 5, 2002 and the payment of $11.0 million for the fourth milestone will be paid on October 1, 2002. The Company will make this payment whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date, referred to as the ATP, (provided, however, that pursuant to the purchase agreement as modified, the ATP shall not exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to the Company’s pre-paid wafer account, to be applied against orders placed with Tower’s new fabrication facility, when completed provided, however, that until July 1, 2005, these amounts added to the pre-paid wafer account may be only applied towards a maximum of 7.5% of wafer purchases. As a result of the Company’s investment of $11.0 million for the third milestone, the Company received 1,071,497 additional ordinary Tower shares and $4.4 million in prepaid wafer credits. The final contribution by the Company will take the form of a mandatory warrant exercise for 366,690 ordinary shares at an exercise price of $30.00 per share if the final milestone is met by Tower. The final milestone warrant will expire in July 2005, and in the event the milestone is not achieved, the exercise of the warrant will not be mandatory. If Tower’s stock price is trading below $30.00 per share on the day the final contribution is made, the Company will receive wafer credits in an amount equal to the number of shares purchased on the final contribution date multiplied by the difference between $30.00 and the ATP (provided, however, that the ATP shall not be less than $12.50). If the Company makes timely milestone payments, Tower is contractually obligated to fill the Company’s wafer orders with up to 15% of available wafers from the new fabrication facility. The Company currently expects Tower to supply it a portion of the ASIC controller chips used in its flash cards. The Company expects the first wafer production to commence at the new fabrication facility in the first half of 2003.

Tower’s completion of the wafer foundry facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of the Company’s investment in Tower will decline significantly or possibly become worthless and the Company may be unable to obtain the wafers needed to manufacture its products, which would harm its results of operations. In addition, the value of the Company’s investment in Tower and its corresponding wafer credits may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of the Tower investment declines further or the wafer credits are deemed to have little or no value, it may be necessary to record additional losses.

14.    On August 9, 2000, we entered into a joint venture, Digital Portal, Inc., or DPI, with Photo-Me International. PLC., or PMI, for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, the Company invested $2.0 million. In April 2002, the Company and PMI agreed that SanDisk would scale down its kiosk activities while PMI will assume responsibility to finance and direct the future growth of DPI. Under the new agreement, SanDisk will convert approximately $400,000 in receivables due from DPI to equity in DPI and will no longer be required to make additional equity investments in DPI or guarantee DPI’s equipment leases. If DPI is unsuccessful, the Company’s investment may become worthless, requiring us to record a loss equal to the total amount invested. The Company currently accounts for this investment under the equity method, and recorded a loss of $0.2 million as our share of the equity in loss of joint venture in the first quarter of 2002.

SANDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    The Company’s effective income tax benefit rate was 78% for the first quarter of 2002 and included $11.1 million related to the reduction in the Company’s valuation allowance due to the increase in the deferred tax liability associated with the unrealized gain on the Company’s investment in UMC. The Company’s assessment of the amount of valuation allowance required will be influenced by the amount of unrealized tax gains on investments. The Company cannot predict from quarter to quarter the value of its investment in UMC. Continued appreciation in the value of the Company’s UMC shares or an increase in the number of shares available for sale could continue to impact our tax rate in 2002. The extent of such an effect, if any, depends on the size of the appreciation. The remaining $2.1 million of tax benefit provision was related to the additional loss carryback enabled by a first quarter change in tax laws, partially offset by foreign withholding tax.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes”, “estimates,” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Factors That May Affect Future Results” below, and elsewhere in this report. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Overview

SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In the first quarter of 2002, approximately 90% of our product sales were attributable to the consumer electronics market, particularly sales of CompactFlash and SmartMedia card products for use in digital camera applications. Our CompactFlash products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our products is sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consumer market will continue to represent a substantial majority of our sales, and may increase as a percentage of sales in future years, as the popularity of consumer applications, including digital cameras, increases.

Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, overall market supply, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. We have experienced seasonality in the past. As the proportion of our products sold for use in consumer electronics applications increases, our revenues may become increasingly subject to seasonal increases in the fourth quarter of each year and declines in the first quarter of the following year. See “Factors That May Affect Future Results—Our Operating Results May Fluctuate Significantly Which May Adversely Affect Our Stock Price” and “—There is Seasonality in Our Business.”

Beginning in late 1995, we adopted a strategy of licensing our flash technology, including our patent portfolio, to third party manufacturers of flash products. To date, we have entered into patent cross–license agreements with several companies, and intend to pursue opportunities to enter into additional licenses. Under our current license agreements, licensees pay license fees, royalties, or a combination thereof. In some cases, the compensation to us may be partially in the form of guaranteed access to flash memory manufacturing capacity from the licensee company. The timing and amount of royalty payments and the recognition of license fees can vary substantially from quarter to quarter depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues. Our license and royalty revenues may decline in the future as certain of our existing license agreements expire or our licensees reach their royalty payment caps.

We market our products using a direct sales organization, distributors, manufacturers’ representatives, private label partners, OEMs and retailers. In the first quarter of 2002, retail sales accounted for 63% of total product revenues, compared to 34% in the first quarter of 2001. We expect that sales through the retail channel will continue to comprise a significant share of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers.

Historically, a majority of our sales have been to a limited number of customers. Sales to our top 10 customers accounted for approximately 55% of our product revenues in the first quarter of 2002. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. We have also experienced significant changes in the composition of our customer base from year to year and expect this pattern to continue as market demand for our customers’ products fluctuates. The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations. See “Factors That May Affect Future Results—Sales to a Small Number of Customers Represent a Significant Portion of Our Revenues”.

All of our products require silicon wafers, the majority of which are currently manufactured for us by Toshiba’s wafer facility at Yokkaichi, Japan, under our joint venture agreement, as well as UMC in Taiwan. Industry-wide demand for semiconductors decreased significantly in 2001, due to decreased demand and the broad, general economic downturn leading to a U.S. recession. Semiconductor manufacturers, including some of our suppliers and competitors, added new advanced wafer fab capacity prior to the downturn. This additional capacity, along with slowing economic conditions, resulted in excess supply and led to intense pricing pressure. From the fourth quarter of 2000 to the fourth quarter of 2001, the average sales price per megabyte we sold decreased by 68%, far in excess of our ability to reduce our cost per megabyte. Consequently we saw a dramatic reduction in our product gross margins, which resulted in substantial operating losses in 2001 and the first quarter of 2002. If industry–wide demand for our products continues to be below the industry-wide available supply, our product prices could decrease further causing our operating losses to continue in 2002.

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

We have from time to time taken write-downs for excess or obsolete inventories and lower of cost or market price adjustments. In 2001, such write-downs and lower of cost or market adjustments were approximately $85.0 million. We may be forced to take additional write-downs for excess or obsolete inventory in future quarters if the current deterioration in market demand for our products continues and our inventory levels continue to exceed customer orders. In addition, we may record additional lower of cost or market price adjustments to our inventories if continued pricing pressure results in a net realizable value that is lower than our cost. Although we continuously try to reduce our inventory in line with the current level of business, we are obligated to honor existing purchase orders, which we have placed with our suppliers. In the case of FlashVision manufacturing, both we and Toshiba are obligated to purchase our share of the production output, which makes it more difficult for us to reduce our inventory.

Excess inventory not only ties up our cash, but also can result in substantial losses if such inventory, or large portions thereof, has to be revalued due to lower market pricing or product obsolescence. These inventory adjustments decrease gross margins and in 2001 resulted in, and could in the future result in, fluctuations in gross margins and net earnings in the quarter in which they occur. See “Factors That May Affect Future Results—Our Operating Results May Fluctuate Significantly.”

Export sales are an important part of our business, representing approximately 46% our product revenues in the first quarter of 2002. Our sales may be impacted by changes in economic conditions in our international markets.

Economic conditions in our international markets, including Japan, Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could affect our business, financial condition and results of operations. See “Factors That May Affect Future Results—Our international operations make us vulnerable to changing conditions and currency fluctuations.”

For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. In 2001, we experienced start-up costs of approximately $22.0 million associated with ramping up NAND wafer production at FlashVision. During the start-up phase, the fabrication equipment and operating expenses are applied to a relatively small output of production wafers, making this output very expensive.

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

Results of Operations

Product Revenues.    Our product revenues were $86.5 million in the first quarter of 2002, down $1.6 million or 2% from the first quarter of 2001. During the first quarter of 2002, total flash memory product units shipped increased approximately 25% over the first quarter of 2001. The decrease in product revenues resulted from a decline in average selling prices of 66% in the first quarter of 2002 compared to the same period of the prior year. CompactFlash products represented 56% of product revenues in the first quarter of 2002, compared to 57% in the same period of the prior year. SmartMedia card products represented 12% of product revenues in the first quarter of 2002 compared to 6% in the first quarter of 2001. Our FlashDisk products represented 10% of product revenues in the first quarter of 2002 compared to 18% for the same period of the prior year.

Product revenues in the first quarter of 2002 increased $3.1 million or 4% compared to the fourth quarter of 2001. The increase in first quarter product revenues came primarily from increased sales to our OEM customers. Sales to our retail customers declined 7% compared to the previous quarter due to seasonal purchasing patterns of our retail customers.

Sales to the consumer market represented approximately 90% of product revenues, while the telecommunications/ industrial market made up the remaining 10% in the first quarter of 2002. This compares to approximately 72% and 28%, respectively, in the first quarter of 2001. Sales to the retail channel represented 63% of product revenues in the first quarter of 2002, compared to 38% for the same period of the prior year. We expect that sales through the retail channel will continue to comprise a significant share of our product revenues in the future.

Export sales represented 46% of our product revenues in the first quarter of 2002, compared to 57% in the first quarter of 2001. We expect international sales to continue to represent a significant portion of our product revenues.

Our top ten customers represented approximately 55% of our product revenues in the first quarter of 2002, compared to 64% the same period of 2001. In the first quarters of 2002 and 2001, one customer exceeded 10% of product sales. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

License and Royalty Revenues.    We earn patent license fees and royalties under several cross-license agreements. License and royalty revenues from patent cross-license agreements were $6.2 million in the first quarter of 2002, compared to $13.2 million in the same period of 2001. The decrease in 2002 was primarily due to lower royalty bearing sales by our licensees. Revenues from licenses and royalties represented 7% of total revenues in the first quarter of 2002 compared to 13% in the first quarter of 2001. Our revenues from patent license and royalties fluctuate quarterly based on the timing of revenue recognition under our various license agreements.

Gross Profits.    In the first quarter of 2002, gross profits were $11.2 million, or 12% of total revenues, compared to negative $17.5 million, or negative 17% of total revenues in the same period of 2001. In the first quarter of 2002, product gross margins were 6% compared to negative 35% in the same period of 2001. Cost of sales in the first quarter of 2001 included inventory charges totaling $45.3 million reflecting substantially lower market pricing, and reduced demand for our products.

Research and Development Expenses.    Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $14.6 million in the first quarter of 2002, down $1.8 million or 11% from $16.4 million in the first quarter of 2001. The decrease was primarily due to a decrease of $1.2 million in salaries and related expenses as a result of our temporary salary reduction and holiday shut down in the first quarter of 2002. Research and development expenses represented 16% of total revenues in the first quarter of 2002 consistent with the first quarter of 2001. We expect our research and development expenses to increase in future quarters to support the development and introduction of new generations of flash data storage products, including our joint venture with Toshiba, our co-development agreement with Sony and our development of advanced controller chips.

Sales and Marketing Expenses.    Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturers representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $9.0 million in the first quarter of 2002, down $1.2 million or 11% from $10.2 million in the first quarter of 2001. The decrease was primarily due to a decline of $0.6 million salaries and related expenses and $0.6 million in lower advertising expense. Sales and marketing expenses represented approximately 10% of total revenues in the first quarter of 2002, consistent with the first quarter of 2001. We expect sales and marketing expenses to increase as sales of our products grow and as we continue to develop the retail channel and brand awareness for our products.

General and Administrative Expenses.    General and administrative expenses include the cost of our finance, information systems, human resources, stockholder relations, legal and administrative functions. General and administrative expenses were $4.7 million in the first quarter of 2002, up $0.4 million or 9% from $4.3 million in the first quarter of 2001. The increase was primarily due to an increase in legal fees of  $1.1 million. General and administrative expenses represented 5% of total revenues in the first quarter of 2002 compared to 4% in the first quarter of 2001. General and administrative expenses will increase in the future if we continue to pursue litigation to defend our patent portfolio and grow our infrastructure to support our growth.

Equity in Income of Joint Ventures.    In the first quarter of 2002, equity in loss of joint ventures of $0.5 million included our share of expenses, net of interest income, from our FlashVision joint venture and losses from our DigitalPortal joint venture. As FlashVision utilizes cash to fund its operations in future quarters, its interest income will decrease.

Interest Income.    Interest income was $2.3 million in the first quarter of 2002 compared to $4.1 million in the same period of 2001. The decrease was primarily due to lower interest rates in the first quarter when compared to 2001. We expect interest income to decrease in 2002 as our cash balances will decrease due to the utilization of cash to fund operating activities and internal capital acquisitions and investments due to the transition from NOR to NAND technology.

Interest Expense.    In the first quarter of 2002, interest expense on our outstanding convertible notes was $1.7 million.

Loss on Investment in Foundry.    In the first quarter of 2002, the market value of our investments in foundries increased. These unrealized gains are included in other comprehensive income on the balance sheet. In the first quarter of 2001, we recognized an unrealized loss on the other than temporary decline in the value of our investment in UMC of $180.0 million. In future periods, if we sell our UMC shares, we may recognize a gain or loss due to fluctuations in the market value of UMC’s stock.

Other Income (Expense), Net.    Other expense, net was $54,000 in the first quarter compared to other expense, net of $1.8 million in the same period of 2001. These expenses were primarily due to foreign exchange losses on our Japanese Yen denominated assets.

Provision for (Benefit from) Income Taxes.    Our effective income tax benefit rate was 78% for the first quarter of 2002, compared to a benefit provision rate of 33% in fiscal 2001. Of our first quarter of 2002 tax benefit provision, $11.1 million was related to the reduction in the valuation allowance due to the increase in the deferred tax liability associated with the unrealized gain on our investment in UMC. Our assessment of the amount of valuation allowance required will be influenced by the amount of unrealized tax gains on our investments. We cannot predict from quarter to quarter the value of our investment in UMC. Continued appreciation in the value of our UMC shares or an increase in the number of shares available for sale could continue to impact our tax rate in 2002. The extent of such an effect, if any, depends on the size of the appreciation. The remaining $2.1 million of tax benefit provision was related to the additional loss carryback enabled by a first quarter change in tax laws, partially offset by foreign withholding tax.

Liquidity and Capital Resources

At March 31, 2002, we had working capital of $587.0 million, which included $164.4 million in unrestricted cash and unrestricted cash equivalents and $135.7 million in unrestricted short-term investments, excluding our investment in UMC. Under the terms of the FlashVision lease agreement, at March 31, 2002, we as guarantor were required to pledge cash of $75.5 million and UMC equity securities of $73.3 million as collateral for the $148.8 million of outstanding FlashVision lease commitments guaranteed by us. This pledged cash and cash equivalents and marketable equity securities, which are included in “Restricted cash and cash equivalents” and “Restricted investment in UMC” on our March 31, 2002 balance sheet, were released from the collateralization requirements in April 2002, when FlashVision exercised its early termination option and paid off the balance of its lease with ABN AMRO. As such, as of April 2002, the $148.8 million of cash and cash equivalents and UMC equity securities that was pledged at March 31, 2002, is no longer restricted and is available to fund our operating activities.

Operating activities used $3.6 million of cash in the first quarter of 2002 primarily due to our net loss, an increase in deferred tax assets of $11.2 million and an increase in accounts receivable of $7.6 million which were partially offset by an increase in current liabilities of $9.6 million.

Net cash used in investing activities was $47.8 million in the first quarter of 2002, which included net purchases of short term investments of $30.7 million and $6.4 million of capital equipment purchases.

Net cash provided by financing activities was $26.3 million in the first quarter of 2002, which included the $24.4 million net proceeds from the issuance of long-term convertible subordinated notes and $2.0 million from the sale of common stock through our stock option and employee stock purchase plans.

On December 24, 2001, we completed a private placement of $125.0 million of 4½% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes, for which we received net proceeds of approximately $145.9 million. Based on the aggregate principal amount at maturity of $150.0 million, the Notes provide for semi-annual interest payments of $3.4 million each on May 15 and November 15. The Notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 54.2535 shares per $1,000 principal amount of the Notes, subject to adjustment in certain events. At anytime on or after November 17, 2004, we may redeem the notes in whole or in part at a specified percentage of the principal amount plus accrued interest. The debt issuance costs are being amortized over the term of the Notes using the interest method. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and obtain other long-term debt and lines of credit. We may incur substantial additional indebtedness in the future. There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

At March 31, 2002 our equity investment in UMC was valued at $214.2 million and included an unrealized gain of $19.3 million in the first quarter of 2002. Of the 153.3 million UMC shares owned at March 31, 2002, 22.2 million shares were subject to trading restrictions that extend beyond one year and were included in non-current assets. If the fair value of the UMC shares declines in the future, it may be necessary to record losses. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock, if the UMC shares are sold.

In December 2001, we signed a binding memorandum of understanding, or MOU, with Toshiba under which we and Toshiba agreed to restructure our FlashVision business by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility at Yokkaichi, Japan. In the first quarter of 2002, FlashVision stopped production at the Dominion facility and began the transfer of wafer fabrication equipment to Yokkaichi. In April 2002, we and Toshiba finalized certain our agreements related to the restructuring. Through this consolidation, we expect Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the agreement, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to undertake full responsibility for the transition, which is expected to be completed in 2002. Once the consolidation is completed, Yokkaichi’s total NAND wafer output will match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. At March 31, 2002, we as guarantor of the FlashVision lease with ABN AMRO Bank, were still subject to guarantee obligations in the amount of $148.8 million and had pledged cash of $75.5 million and UMC equity securities of $73.3 million. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and in April 2002 repaid all amounts outstanding thereunder. Accordingly, we are no longer subject to the financial covenants or collateralization requirements of the ABN AMRO bank lease. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002 and we anticipate that FlashVision will finalize a new equipment lease arrangement by the end of May 2002.

In July 2000, we entered into a share purchase agreement to make a $75 million investment in Tower in Israel, representing approximately 10% ownership of Tower. As of March 31, 2002, we had invested $42.5 million in Tower and obtained 2,883,938 ordinary shares and $5.5 million of prepaid wafer credits. In 2001, we recognized unrealized losses of $26.1 million on the other-than-temporary decline in the value of our investment in Tower in accordance with Statement of Financial Accounting Standards 115. Our investment in Tower was valued at $16.6 million as of March 31, 2002 and included an unrealized loss of $52,000 for the first quarter of 2002.

In March 2002, we amended our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was made on April 5, 2002 and the payment of $11.0 million for the fourth milestone will be paid on October 1, 2002. We will make this payment whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date, referred to as the ATP, (provided, however, that pursuant to the purchase agreement as modified, the ATP shall not exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to our pre-paid wafer account, to be applied against orders placed with Tower’s new fabrication facility, when completed provided, however, that until July 1, 2005, these amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. As a result of our investment of $11.0 million for the third milestone, we received 1,071,497 additional ordinary Tower shares and $4.4 million in prepaid wafer credits. The final contribution by us will take the form of a mandatory warrant exercise for 366,690 ordinary shares at an exercise price of $30.00 per share if the final milestone is met by Tower. The final milestone warrant will expire in July 2005, and in the event the milestone is not achieved, the exercise of the warrant will not be mandatory. If Tower’s stock price is trading below $30.00 per share on the day the final contribution is made, we will receive wafer credits in an amount equal to the number of shares purchased on the final contribution date multiplied by the difference between $30.00 and the ATP (provided, however, that the ATP shall not be less than $12.50). If we make timely milestone payments, Tower is contractually obligated to fill our wafer orders with up to 15% of available wafers from the new fabrication facility. We currently expect Tower to supply us a portion of the ASIC controller chips used in our flash cards. We expect first wafer production to commence at the new fabrication facility in the first half of 2003.

Tower’s completion of the wafer foundry facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government’s Investment Center. The current political uncertainty and the security situation in the region may adversely impact Tower’s business prospects and may discourage investments from outside sources in Tower. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our investment in Tower will decline significantly or possibly become worthless and we may be unable to obtain the wafers needed to manufacture our products, which would harm our results of operations. In addition, the value of our investment in Tower and our prepaid wafer credits may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of the Tower investment declines further or we cannot fully utilize our prepaid wafer credits, it may be necessary for us to record additional losses.

On August 9, 2000, we entered into a joint venture, DPI, with PMI for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, we invested $2.0 million. In April 2002, we and PMI agreed that SanDisk would scale down its kiosk activities while PMI will assume responsibility to finance and direct the future growth of DPI. Under the new agreement, we will convert approximately $400,000 in receivables due from DPI to equity in DPI and will no longer be required to make additional equity investments in DPI or guarantee DPI’s equipment leases. If DPI is unsuccessful, our investment may become worthless, requiring us to record a loss equal to the total amount invested. We currently account for this investment under the equity method, and recorded a loss of $0.2 million as our share of the equity in loss of joint venture in the first quarter of 2002.

On November 2, 2000, we made a strategic investment of $7.2 million in Divio, Inc., or Divio. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, we own approximately 10% of Divio and are entitled to one board seat. A number of companies are developing compression chip products that may be superior to, or may be offered at a lower cost than the Divio chips. These competing products may render Divio’s products uncompetitive and thereby significantly reduce the value of our investment in Divio. Divio is currently unprofitable, and will require additional funding from external sources to complete the development and commercialization of its products. Given the current depressed conditions for financing private, venture backed startup companies, we cannot assure you that Divio will be able to successfully finance its activities or become profitable. If they cannot do so, our investment in Divio may become worthless.

The following summarizes our contractual obligations and off balance sheet arrangements at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000	$—	$—	$150,000	$—
Operating leases	10,096	1,965	4,838	3,293	—
Purchase commitments for flash memory wafers	24,266	24,266	—	—	—

Total contractual cash obligations	$184,362	$26,231	$4,838	$153,293	$—

As of March 31, 2002
OFF BALANCE SHEET ARRANGEMENTS:
Guarantee of FlashVision foundry equipment lease	$148,800

Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future. We may also invest in or acquire other companies’ product lines or assets. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our collaboration with Toshiba for the joint development of 512 megabit and 1 gigabit flash memory chips and Sony for the joint development of the next generation Memory Stick. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next twelve months.

Impact of Currency Exchange Rates

A portion of our revenues are denominated in Japanese yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Factors That May Affect Future Results

Our operating results may fluctuate significantly, which may adversely affect our operating results and our stock price.

Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	unpredictable or declining demand for our products;

•	decline in the average selling prices of our products due to competitive pricing pressures;

•	seasonality in sales of our products;

•
natural disasters affecting the countries in which we conduct our business, particularly Japan, where our sole source of NAND flash memory wafer capacity is located and, to a lesser extent, Taiwan, China and the United States;

•	excess capacity of flash memory from our competitors and our own flash wafer capacity, which may continue the acceleration in the decline in our average selling prices;

•
difficulty of forecasting and management of inventory levels, particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash wafers, controllers, printed circuit boards and discrete components;

•	expenses related to obsolescence or devaluation of unsold inventory;

•	adverse changes in product and customer mix;

•	slower than anticipated market acceptance of new or enhanced versions of our products;

•	competing flash memory card standards, which displace the standards used in our products;

•	changes in our distribution channels;

•	fluctuations in our license and royalty revenue;

•	fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization;

•	availability of sufficient silicon wafer foundry capacity to meet customer demand;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	significant yield losses, which could affect our ability to fulfill customer orders and could increase our costs;

•	manufacturing flaws affecting the reliability, functionality or performance of our products, which could increase our product costs, reduce demand for our products or require product recalls;

•	increased research and development expenses;

•	exchange rate fluctuations, particularly the U.S. Dollar to Japanese Yen exchange rate;

•	changes in general economic conditions, particularly in Japan and the European Union; and

•	reduced sales to our retail customers if consumer confidence declines or economic conditions worsen.

Difficulty of estimating future silicon wafer needs may cause us to overestimate our needs and build excess inventories, or underestimate our needs and have a shortage of silicon wafers, either of which will harm our financial results.    When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories, which could harm our gross margins and operating results. On the other hand, if we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers, which could harm our product revenues. Because the majority of our CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card are sold into emerging consumer markets, it has been difficult to accurately forecast future sales. In addition, bookings visibility remains low due to the current economic uncertainty in our markets. A substantial majority of our quarterly sales are currently, and have historically been, from orders received and fulfilled in the same quarter, which makes accurate forecasting very difficult. Our product order backlog may fluctuate substantially from quarter to quarter.

Variability of expense levels and significant fixed costs will harm our business if our revenues do not exceed our operating expenses.    Despite the significant actions we took in 2001 to align expense levels with decreased revenues, we may need to hire additional personnel in certain business areas or otherwise increase our operating expenses in the future to support our sales and marketing efforts and research and development activities. We have significant fixed costs and we cannot readily reduce these expenses over the short term. If our revenues do not increase proportionately to our operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be harmed.

Variability of average selling prices and gross margins resulting from our changes in our product mix and price reductions for certain of our products may cause our gross margins and net profitability to suffer.    Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card products will continue to represent a significant percentage of our product revenues as consumer such as digital cameras and digital music players, become more popular. Flash data storage markets are intensely competitive, and price reductions for our products are necessary to meet consumer price points. Due to continued oversupply in flash memory foundry capacity throughout 2001 and the economic slow-down in 2001, the decline in our average selling price per megabyte of 50% was much more severe than the 22% decrease we experienced in 2000 and price declines for our products could continue to be significant in the next several quarters. If we cannot reduce our product manufacturing costs in future periods to offset further price reductions, our gross margins and net profitability will suffer.

In the fourth quarter of 2001, we commenced retail sales of Memory Stick cards supplied to us under an OEM supply and purchase agreement with Sony. We cannot assure you that the gross margins on the sale of Memory Stick products will be comparable to the gross margins from the sale of our other products.

License fees and royalties from our patent cross license agreements are variable and fluctuate from period to period making it difficult to predict our royalty revenues.    Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees. Given the current market outlook for the second quarter of 2002 and beyond, sales of licensed flash products by our licensees may be substantially lower than the corresponding sales in recent quarters, which may cause a substantial drop in our royalty revenues. Because these revenues have higher gross margins than our product revenues, our overall gross margins and net income (loss) fluctuate significantly with changes in license and royalty revenues. We cannot assure you that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

Our selling prices may decline due to excess capacity in the market for flash memory products and if we cannot reduce our manufacturing costs to offset these price declines, our gross margins and net profitability will be harmed.

Throughout 2001, worldwide flash memory supply exceeded customer demand, causing excess supply in the markets for our products and significant declines in average selling prices. If this situation continues throughout 2002, price declines for our products could continue to be significant. If we cannot reduce our product manufacturing costs to offset these reduced prices, our gross margins and net profitability will be adversely impacted.

Our business depends significantly upon sales of products in the highly competitive consumer market, a significant portion of which are made to retailers and through distributors, and if our distributors and retailers are not successful in this market, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations.

In 2001 and the first quarter of 2002, we continued to receive more product revenue and ship more units of products for consumer electronics applications, including digital cameras and PDAs, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and drive demand.

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

There is seasonality in our business which may impact our product sales, particularly in the fourth and first quarters of the fiscal year.

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

In transitioning to new processes and products, we face production and market acceptance risks which have caused, and may in the future cause, significant product delays that could harm our business.

General.    Successive generations of our products have incorporated semiconductor devices with greater memory capacity per chip. Two important factors have enabled us to decrease the cost per megabyte of our flash data storage products: the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes. A number of challenges exist in achieving a lower cost per megabyte, including:

•	lower yields often experienced in the early production of new semiconductor devices;

•	manufacturing flaws with new processes including manufacturing processes at our subcontractors which may be extremely complex;

•	problems with design and manufacturing of products that will incorporate these devices, which may result in delays or product recalls; and

•	production delays.

Because our products are complex, we periodically experience significant delays in the development and volume production ramp up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

New products based on NAND MLC flash technology may encounter production delays and problems impacting production reliability and yields, which may cause our revenues and gross margins to decline.    We have developed new products based on NAND MLC (Multi Level Cell) flash technology, a flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as NAND MLC flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced product availability. NAND MLC technology is highly complex and has not previously been successfully commercialized. We may not be able to manufacture future generations of NAND MLC products with yields sufficient to result in lower costs per megabyte. If we are unable to bring future generations of high density flash memory into full production as quickly as planned or if we experience unplanned yield or reliability problems, our revenues and gross margins will decline.

The Secure Digital card standard has been slow to develop as a major new standard and may not be widely adopted by consumers.    We, along with Matsushita and Toshiba, jointly developed and jointly promote the Secure Digital card. The Secure Digital card incorporates advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. Although the Secure Digital card is designed specifically to address the copy protection rights of the content providers, there can be no assurance that these content providers will find these measures sufficient or will agree to support them. Furthermore, despite numerous design wins, the Secure Digital card standard has been slow to develop as a major new standard and we cannot assure you that consumers will widely adopt the Secure Digital card. Conversely, broad acceptance of our Secure Digital card by consumers will likely reduce demand for our MultiMediaCard and CompactFlash card products. During 2001, we experienced a substantial decline in sales of MultiMediaCards which was not matched by a corresponding increase in sales of Secure Digital cards. See “—The success of our business depends on emerging markets and new products.”

Memory Stick products sold by us may not generate substantial revenues for us or contribute to our gross margins.    In September 2001, we signed an agreement with Sony involving their Memory Stick card format. Under the agreement, Sony will supply us a portion of their Memory Stick output for us to resell under our brand name. Sony has also agreed to purchase a portion of their NAND memory chip requirements from us provided that we meet market competitive pricing for these components. In addition, we and Sony agreed to co-develop and co-own the specifications for the next generation Memory Stick. Each of us will have all rights to manufacture and sell this new generation Memory Stick. We cannot assure you that this new business will generate substantial revenues or gross margin contributions for us. Consumers may prefer to purchase the Sony brand Memory Stick over our SanDisk brand Memory Stick. Furthermore, the second generation Memory Stick is still in the early stages of development and is not expected to generate significant sales before 2003. We cannot assure you that the second generation Memory Stick will achieve commercial success in the marketplace when it is introduced.

We are transitioning our technology to NAND-based products which requires us to significantly increase our inventory of NAND flash chips and if these products do not achieve customer acceptance, may result in inventory write offs that adversely affect our business.    The transition to NAND-based products is very complex, and requires good execution from our manufacturing, technology, quality, marketing, and sales and customer support staffs. If the current soft market conditions continue throughout 2002 and beyond, or if we are unable for any reason to achieve customer acceptance of our card products built with these NAND flash chips, we will experience a significant increase in our inventory, as we are contractually obligated, and will continue to be obligated after the restructuring of our FlashVision business, to purchase half of FlashVision’s NAND wafer production output. This may result in inventory write offs and have a material adverse effect on our business, results of operations and financial condition. See “—Our investment in new flash memory wafer production may result in increased expenses and fluctuations in operating results.”

In the third quarter of 2001, we began to purchase controller wafers from UMC and are continuing development of advanced flash memory technology utilizing the 0.15 micron technology design rules at UMC.

We depend on third party foundries for silicon wafers and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.

All of our flash memory card products require silicon wafers, the majority of which are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, as well as UMC in Taiwan. After the restructuring of our FlashVision business, all of our NAND flash memory wafers are now supplied by Toshiba’s Yokkaichi wafer facilities. If Toshiba, FlashVision and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations.

Under the terms of our wafer supply agreements with Toshiba, FlashVision and UMC, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month’s forecast. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers with acceptable price and yields from any foundry, our business, financial condition and results of operations could be harmed. At the beginning of the second quarter of 2002, the demand for foundry wafers began to grow and the leading foundries started to allocate their capacity as well as extend delivery lead-times and raise prices. If this trend continues, we may encounter shortages in our supply of wafers and we may also incur higher manufacturing cost for some of our products, which would make us unable to meet our customer demand and adversely impact our product gross margins.

Fluctuations in the market value of our UMC foundry investment affect our financial results.

In 1997, we invested $51.2 million in United Silicon, Inc., or USIC, a semiconductor manufacturing subsidiary of United Microelectronics Corporation, or UMC, which was merged into the UMC parent company on January 3, 2000. In exchange for our USIC shares, we received 111 million UMC shares. Our equity investment in UMC was valued at $214.2 million at March 31, 2002 and included an unrealized gain of $19.3 million, or $8.3 million net of taxes, in the first quarter of 2002, which was included in other comprehensive income. In fiscal year 2001, we recorded a loss on investment in foundry of $275.8 million, or $166.9 million net of taxes, on our UMC investment. If the fair value of our UMC investment declines in future periods, we may record additional losses for those periods. In addition, in future periods, we may recognize a gain or loss upon the sale of our UMC shares, which will impact our financial results.

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

In April 2002, we and Toshiba finalized certain of the agreements related to the restructuring of our FlashVision business and the transfer its operations to Toshiba’s Yokkaichi fabrication facility in Japan. Under the terms of the agreements, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to bear substantially all of the costs associated with the equipment transfers, which are expected to be completed in 2002. The transfer and qualification of the advanced fabrication equipment from Dominion, Virginia to Yokkaichi, Japan is a highly complex operation. It is quite possible that we may encounter difficulties and delays. Although the additional costs associated with potential delays will be borne by Toshiba, our results of operations may suffer if this equipment transfer is not completed on-time and production does not commence at Yokkaichi as planned, thereby reducing the total NAND production capacity available to us.

We were using the new production capacity at Dominion to manufacture NAND flash memory wafers with minimum lithographic feature size of 0.16 micron. Late in 2002, we expect to start shifting a portion of our production output at Yokkaichi to 0.13 micron NAND. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers. Therefore, it is difficult to predict how long it will take to achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs. Introduction of new feature sizes and technologies will be subject to the same risks and uncertainties after the restructuring of our FlashVision business. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the Dominion facility and in Toshiba’s Yokkaichi facility after the restructuring of our FlashVision business, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facility could adversely impact our operating results in 2002 and beyond.

We incurred substantial start up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the Dominion fabrication facility. Although as a part of our agreement with Toshiba to restructure our FlashVision business we will recapture substantially all of the Dominion start-up expenses. We will incur similar start-up expenses in connection with the new Yokkaichi fabrication facility. In addition, we may not achieve the expected cost benefits of this transition until the second half of 2002, if at all. Until the transition of the Dominion tool-set is completed, we will rely solely on the current Yokkaichi fabrication facility for our NAND wafers. If we experience increased demand during this transition period, we may not be able to procure a sufficient number of wafers from Toshiba to meet this demand, which would harm our business and operating results. Under our agreement with Toshiba, we are committed to purchase 50% of the output from the Dominion fabrication facility prior to the FlashVision restructuring and from the Yokkaichi fabrication facility after the restructuring. Apart from our commitment to purchase our share of the FlashVision wafer output from Yokkaichi after the restructuring, we will also purchase NAND wafers from Toshiba’s current Yokkaichi fabrication facility on a foundry relationship basis. This foundry relationship will be conducted under a firm purchase order commitment over rolling three-month periods. NAND wafers are ordered under purchase orders at market prices and cannot be cancelled. If we place purchase orders with Toshiba and our business condition deteriorates, we may end up with excess inventories of NAND wafers, which could harm our business and financial condition. We will incur start-up costs and pay our share of ongoing operating activities even if we do not utilize our full share of the new Yokkaichi output. Should customer demand for NAND flash products be less than our available supply, we may suffer from reduced revenues and increased expenses, and increased inventory of unsold NAND flash wafers, which could adversely affect our operating results. In order for us to sell NAND based CompactFlash, MultiMediaCards and Secure Digital cards, we have been developing new controllers, printed circuit boards and test algorithms because the architecture of NAND flash is significantly different from our prior NOR flash designs. Any technical difficulties or delays in the development of these elements could prevent us from taking advantage of the available NAND output and could adversely affect our results of operations.

Tower Semiconductor.    On July 4, 2000, we entered into a share purchase agreement to make a $75.0 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones relative to the construction of a new wafer fabrication facility by Tower. During 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, we invested $42.5 million to purchase 1,599,931 ordinary shares and obtain wafer credits of $21.4 million. In September 2001, we agreed to convert 75% of our wafer credits to equity at a price of $12.75 per share and received an additional 1,284,007 ordinary shares. Due to the continued weakness in the semiconductor industry, the value of our Tower investment and remaining wafer credits had declined to $16.6 million on December 31, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles and a loss of $20.6 million was recorded in the second half of 2001. In addition, we recognized a loss of $5.5 million on our exchange of 75% of our Tower wafer credits for ordinary shares. These losses totaling $26.1 million, or $15.8 million net of tax benefit, were recorded in loss on investment in foundry in 2001. In March of 2002, we modified our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was paid on April 5, 2002 and the payment for the fourth milestone of $11.0 million will be paid on October 1, 2002. We will make this payment whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this, and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date, referred to as the ATP, (provided, however, that pursuant to the purchase agreement as modified, the ATP shall not exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to our pre-paid wafer account, to be applied against orders placed with Tower’s new fabrication facility, when completed provided, however, that until July 1, 2005, these amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. As a result of our investment of $11.0 million for the third milestone, we received 1,071,497 additional ordinary Tower shares and $4.4 million in prepaid wafer credits. The final contribution by us will take the form of a mandatory warrant exercise for 366,690 ordinary shares at an exercise price of $30.00 per share if the final milestone is met by Tower. The final milestone warrant will expire in July 2005, and in the event the milestone is not achieved, the exercise of the warrant will not be mandatory. If Tower's stock price is trading below $30.00 per share on the day the final contribution is made, we will receive wafer credits in an amount equal to the number of shares purchased on the final contribution date multiplied by the difference between $30.00 and the ATP (provided, however, that the ATP shall not be less than $12.50). If we make timely milestone payments, Tower is contractually obligated to fill our wafer orders with up to 15% of available wafers from the new fabrication facility. We currently expect Tower to supply us a portion of the ASIC controller chips used in our flash cards. We expect first wafer production to commence at the new fabrication facility in the first half of 2003.

Tower’s completion of the wafer foundry facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government’s Investment Center. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or is unable to successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our investment in Tower will decline significantly or possibly become worthless and we may be unable to obtain the wafers needed to manufacture our products, which would harm our results of operations. In addition, the value of our investment in Tower may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of the Tower investment declines further, we may record additional losses.

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

The success of our new product strategy will depend upon, among other things, the following:

•	our ability to successfully develop new products with higher memory capacities and enhanced features at a lower cost per megabyte;

•	the development of new applications or markets for our flash data storage products;

•	the adoption by the major content providers of the copy protection features offered by our Secure Digital card products;

•	the extent to which prospective customers design our products into their products and successfully introduce their products; and

•	the extent to which our products or technologies become obsolete or noncompetitive due to products or technologies developed by others.

512 megabit and 1 gigabit flash memory card products.    On June 30, 2000, we closed a transaction with Toshiba providing for the joint development of 512 megabit and 1 gigabit flash memory chips and the manufacture of Secure Digital card controllers. As part of this venture, we and Toshiba plan to employ Toshiba’s 0.16 micron and future 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk’s multilevel cell flash and controller system technology. During the third quarter of 2000, we announced with Toshiba the completion of the joint development of the 512 megabit NAND flash chip employing Toshiba’s 0.16 micron manufacturing process technology. We began employing the 512 megabit technology in the second half of 2001, and expect to commence shipments of cards employing the 1 gigabit technology in the first half of 2002. The development of the next generation .13 micron, 1 gigabit and 2 gigabit NAND flash memory chips is highly complex. We cannot assure you that we and Toshiba will successfully develop and bring into full production with acceptable yields and reliability these new products or the underlying technology, or that any development or production ramp will be completed in a timely or cost-effective manner. If we are not successful in any of the above, or if our cost structure is not competitive, our business, financial condition and results of operations could suffer.

We may be unable to maintain market share which would reduce our potential revenues and benefit our competitors.

During periods of excess supply in the market for our flash memory products, such as we experienced in 2001 and continue to experience in 2002, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors. Currently, we are experiencing severe price competition for our products which is adversely impacting our product gross margins and overall profitability.

Because of our international operations, we must comply with numerous international laws and regulations and we are vulnerable to political instability and currency fluctuations.

Political risks.    Currently, the majority of our flash memory and controller wafers are produced by Toshiba in Japan and UMC in Taiwan. After the restructuring of our FlashVision business, all of our flash memory and controller wafers are now produced overseas by Toshiba and UMC. We also use third-party subcontractors in Taiwan and China for the assembly and testing of some of our card and component products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other’s territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or card products by our Taiwanese foundry and subcontractors. See “—We depend on our suppliers and third party subcontractors.”

We use a third-party subcontractor in China for the assembly and testing of our CompactFlash products. As a result, our business could be harmed by the effect of political, economic, legal and other uncertainties in China. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. The Chinese government may not continue to pursue these policies and, even if it does continue, these policies may not be successful. The Chinese government may also significantly alter these policies from time to time. In addition, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of ntellectual property rights. As a result, enforcement of existing and future laws and contracts is uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our intellectual property protection.

Although we do not believe the current political unrest and escalation of violence in Israel represent a major security problem for Tower since Migdal Haemek, Israel is in a relatively secure geographic location, the unrest may expand and even if it remains at current levels, could cause scheduling delays, as well as economic uncertainty, which could cause potential foundry customers to go elsewhere for their foundry business. Moreover, if U.S. military actions in Afghanistan, or elsewhere, result in retaliation against Israel, Tower’s fabrication facility and our engineering design center in Israel may be adversely impacted. We cannot assure you that the Tower facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price. Furthermore, if the depressed business conditions for semiconductor wafers persists throughout 2002 and beyond, Tower may be unable to operate their new fabrication facility at an optimum capacity utilization, which would cause them to operate at a loss. In addition, while the political unrest has not yet posed a direct security risk to our engineering design center in Israel, it may cause unforeseen delays in the development of our products and may in the future pose such a direct security risk.

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

General risks.    Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, such as the earthquakes experienced in Taiwan in 1999 and in Japan and China in previous years;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•
longer payment cycles and greater difficulty in accounts receivable collection, particularly as we increase our sales through the retail distribution channel, and general business conditions deteriorate;

•	adverse tax rules and regulations;

•	weak protection of our intellectual property rights; and

•	delays in product shipments due to local customs restrictions.

We depend on our suppliers and third-party subcontractors for several of our critical components and our business could be harmed if we are unable to obtain a sufficient supply of these components on a timely basis.

We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, after the restructuring of our FlashVision business, we now rely on Toshiba’s Yokkaichi fabrication facility for all of our flash memory wafers. Any disruption in the supply of wafers from the Yokkaichi fabrication facility would severely adversely impact our business. Until the transition of the Dominion tool-set is completed, we will rely solely on the current Yokkaichi fabrication facility for our NAND wafers. If we experience increased demand during this transition period, we may not be able to procure a sufficient number of wafers from Toshiba to meet this demand, which would harm our business and operating results.

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

Our markets are highly competitive and if we are unable to compete effectively, our business will be harmed.

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

We have entered into patent cross-license agreements with several of our leading competitors including Hitachi, Intel, Lexar, Matsushita, SST, Samsung, Sharp, Sony, Toshiba and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party’s patent or patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently, we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms which are favorable to us, or at all.

Alternative storage media.    Competing products have been introduced that promote industry standards that are different from our products including Sony’s standard floppy disk used for digital storage in its Mavica digital cameras, Panasonic’s Mega Storage cards, Iomega’s Clik drive, a miniaturized, mechanical, removable disk drive, M-Systems’ DiskOnKey, a USB-based memory device, and the Secure MultiMediaCard from Hitachi and Infineon. Each competing standard may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product. In addition, other companies, such as Sanyo, DataPlay and Matrix Semiconductor have announced products or technologies that may potentially compete with our products.

IBM’s Microdrive, a rotating disk drive in a Type II CompactFlash format competes directly with our larger capacity memory cards. M-Systems’ DiskOnChip 2000 Millennium product competes against our NAND Flash Components in embedded storage applications such as set top boxes and networking appliances.

Sony has licensed its proprietary Memory Stick to us and other companies and Sony has agreed to supply us a portion of their Memory Stick output for resale under our brand name. If consumer electronics products using the Memory Stick achieve widespread use, sales of our MultiMediaCard, Secure Digital card, SmartMedia card and CompactFlash products may decline. Our MultiMediaCard products also have faced significant competition from Toshiba’s SmartMedia flash cards.

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

Approximately one-half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 55% our product revenues in the first quarter of 2002. In the first quarter of 2002, no single customer accounted for greater than 10% of our total revenues. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers’ products changes.

We may not be successful selling our products on the Internet and these sales may undercut our traditional sales channels.

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

We must achieve acceptable wafer manufacturing yields or our costs will increase and production will decrease, which could negatively impact our business.

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

In addition, we cannot assure you that the Yokkaichi fabrication facilities will produce satisfactory quantities of wafers with acceptable prices, reliability and yields. Any failure in this regard could materially harm our business, financial condition and results of operations. During the transition from the Dominion fabrication facility to the new Yokkaichi fabrication facility, when we will be solely reliant on the current Yokkaichi fabrication facility for our NAND wafers, any such failure will be particularly harmful to us as we will not have an alternate source of supply. In addition, we have no experience in operating a wafer manufacturing line and we intend to rely on the existing manufacturing organizations at the Yokkaichi fabrication facilities. The new Yokkaichi fabrication facility will be tasked to “copy exactly” the same manufacturing flow employed by Toshiba in its existing Yokkaichi fabrication facility but we cannot assure you that they will be successful in manufacturing these advanced NAND flash products on a cost-effective basis or at all.

There are risks associated with patents, proprietary rights and related litigation and if we cannot manage these risks effectively, our business may be harmed.

We may be unable to protect our intellectual property rights which would harm our business, financial condition and results of operations.    We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant disputes regarding our intellectual property rights and claims that we may be infringing third parties’ intellectual property rights. We expect that we may be involved in similar disputes in the future. We cannot assure you that:

•	any of our existing patents will not be invalidated;

•	patents will be issued for any of our pending applications;

•	any claims allowed from existing or pending patents will have sufficient scope or strength;

•	our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage; or

•	any of our products do not infringe on the patents of other companies.

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

We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, and have agreed to indemnify various suppliers and customers for alleged patent infirngement, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling certain products.    If we decide to incorporate third party technology into our products or if we are found to infringe on others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. Currently, we have patent cross-license agreements with several companies, including Hitachi, Intel, Lexar, Matsushita, SST, Samsung, Sharp, Smartdisk, Sony, TDK and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms, or that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

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

We may be involved in litigation regarding our intellectual property rights or those of third parties, which would be costly and would divert the efforts of our technical and management personnel.    Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. Furthermore, parties that we have sued and that we may sue for patent infringement may counter sue us for infringing their patents.

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

On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987 or the ‘987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. This preliminary injunction motion is scheduled for hearing on April 11, 2002.

On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International—USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International—USA Inc., Civil No. C 01-21111, we seek damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our ‘987 Patent. We have motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. This preliminary injunction motion is scheduled for hearing on April 8, 2002.

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The lawsuit alleges that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and seeks a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and cost of the lawsuit.

Rapid growth may strain our operations.

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

The recent terrorist attacks in the United States, the U.S. retaliation for these attacks and the related decline in consumer confidence and continued economic weakness have had a substantial adverse impact on our retail sales. If consumer confidence does not recover, our revenues and results of operations may be adversely impacted in the second quarter of 2002 and beyond.

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

Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments.

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

Our DPI joint venture has an unproven product and an untested market and may not be successful.

In April 2002, we and PMI agreed that we would scale down our kiosk activities while PMI will assume responsibility to finance and direct the future growth of DPI. Under the new agreement, we will convert approximately $400,000 in receivables from DPI to equity in DPI and will no longer be required to make additional investments in DPI or guarantee DPI’s equipment leases. If DPI is unsuccessful, our investment may become worthless, requiring us to record a loss equal to the total amount invested.

We have substantially increased our indebtedness, which may restrict our cash flow, make it difficult for us to obtain future financing, divert our resources from other uses, limit our ability to react to changes in the industry, and place us at a competitive disadvantage.

On December 24, 2001, we completed a private placement of $125.0 million of 4½% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, we sold an additional $25.0 million of the Notes pursuant to the exercise by the initial purchasers of their option. As a result, we incurred $150.0 million aggregate principal amount of additional indebtedness, substantially increasing our ratio of debt to total capitalization. While the notes are outstanding, we will have debt service obligations on the notes of approximately $6.8 million per year in interest payments. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business.

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

•
require the dedication of a substantial portion of any cash flow from our operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including working capital, capital expenditures and general corporate purposes;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•
cause us to use a significant portion of our cash and cash equivalents or possibly liquidate other assets to repay the total principal amount due under the Notes and our other indebtedness if we were to default under the Notes or our other indebtedness;

•	limit our flexibility in planning for, or reacting to changes in, our business and the industries in which we complete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and

•	make us more vulnerable in the event of a further downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

In 2000, we entered into a joint venture agreement with Toshiba, under which we formed FlashVision. We agreed to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of March 31, 2002, we had guarantee obligations in the amount of $148.8 million in favor of ABN AMRO Bank N.V., as agent for a syndicate of financial institutions on the equipment lease lines to equip FlashVision. This guarantee constituted senior indebtedness under the Notes. In March 2002, FlashVision exercised its right of early termination under the lease facility and repaid all amounts outstanding thereunder in April 2002. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002 and we anticipate that FlashVision will finalize a new equipment lease arrangement by the end of May 2002. However, under the terms of the FlashVision lease agreements, as of March 31, 2002, we as guarantor remained subject to certain financial covenants.

If, in connection with the restructuring of our FlashVision business and the early termination of the ABN AMRO lease facility, we and Toshiba are unable to refinance the existing ABN AMRO lease facility, we may use a portion of the proceeds from the Notes to repay these obligations. This would result in the diversion of resources from other important areas of our business and could significantly harm our business, financial condition and results of operations. We cannot assure you that we will be successful in replacing FlashVision’s lease facility.

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

If we have to make a fundamental change offer, we cannot be sure that we will have enough funds to pay for all the Notes that the holders could tender. Our failure to redeem tendered notes upon a fundamental change would constitute a default under the indenture and might constitute a default under the terms of our other indebtedness, which would significantly harm our business and financial condition.

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

We currently expect that our existing cash and investment balances, cash generated from operations and the proceeds from the sale of the Notes will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for at least the next twelve months. However, in the event we need to raise additional funds during that time period or in future periods, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time to time, we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities, our stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock or debt securities. In addition, if we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

The Notes and other indebtedness have rights senior to those of our current stockholders.

In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the Notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including the obligations under the Notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Please refer to the our Form 10-K for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties to preserve and defend our intellectual property rights. These parties could in turn bring suit against us.

On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against us and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against us but named more than twenty-five additional defendants. The Amended Complaint alleges that we, and the other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that we be enjoined from its allegedly infringing activities and seeks unspecified damages. On February 4, 2002, we filed an answer to the amended complaint, wherein we alleged that we do not infringe the asserted patents, and further contend that the patents are not valid or enforceable.

On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable. On April 19, 2002, Micron filed a motion seeking to amend its counterclaim to assert allegations that SanDisk has infringed or is infringing five patents: U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. SanDisk intends to oppose Micron’s motion.

On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987, or the ‘987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On April 11, 2002, the Court heard argument on the preliminary injunction motion and a decision on the motion is pending.

On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International-USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International-USA Inc., Civil No. C 01-21111, we seek damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our ‘987 Patent. We have motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On April 8, 2002, the Court heard argument on the preliminary injunction motion and a decision on the motion is pending.

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleges that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and seeks a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and cost of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. The counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. On April 3, 2002, Samsung filed its first amended complaint. The amended complaint restricted Samsung’s original infringement allegations with respect to the four patents listed above to SanDisk products that include NAND flash memory. A substantial percentage of SanDisk products include NAND flash memory devices. On April 26, 2002, we filed an answer to Samsung’s first amended complaint and amended counterclaims. This answer and amended counterclaims again denied infringement and asserted that the Samsung patents are invalid and/or unenforceable. In SanDisk’s amended counterclaims, we seek relief for both breach of the 1997 agreement and a declaration of our rights under the 1997 agreement. A trial has been schedule for October 2002 on this matter. On April 26, 2002, SanDisk filed a complaint against Samsung in the United States District Court for the Northern District of California, Civil No. C02-2069 MJJ, for declaratory judgment of non-infringement, invalidity, a declaration of rights under the 1997 agreement with Samsung and breach of contract.

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

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(17)

3.4	Restated Bylaws of the Registrant, as amended to date.(16)

3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (16)

4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)

4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant

Exhibit Number	Exhibit Title

dated January 15, 1993.(2)

4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)

4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)

4.6	SecondAmendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant. (11)

4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(16)

4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(16)

9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)

10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)

10.2	1989 Stock Benefit Plan.(2), (*)

10.3	Employee Stock Purchase Plan.(2), (*)

10.4	1995 Non-Employee Directors Stock Option Plan.(2), (*)

10.5	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

10.6	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)

10.7	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1), (6)

10.8	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)

10.9	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1), (6)

10.10	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)

10.11	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)

10.12	1995 Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.13	1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.14	1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998. (10), (*)

10.15	Master Agreement, dated as of May 9, 2000, by and among the Registrant, Toshiba Corporation and Semiconductor North America, Inc.(12), (+)

10.16	Operating Agreement dated as of May 9, 2000, by and between the Registrant and Semiconductor North America, Inc.(12)

10.17	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.18	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.19	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.20	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)

10.21	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.22	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)

10.23	Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(13), (+)

10.24	Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International, Plc.(13), (+)

10.25	Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me,

Exhibit Number	Exhibit Title

International Plc., and DigitalPortal Inc. (13), (+)

10.26	Stockholders’ Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.(13), (+)

10.27	Bylaws of DigitalPortal Inc.(13), (+)

10.28
Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation(14)

10.29	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd.(14)

10.30	Appendix 1 to FlashVision L.L.C. 2000 lease financing agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V. (15), (+)

10.31	Master Lease agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V. (15), (+)

10.32	Guarantee, dated as of December 27, 2000 from SanDisk Corporation to ABN AMRO Bank N.V., related to FlashVision L.L.C. 2000 lease financing. (15), (+)

10.33	Memorandum of Understanding, dated as of December 17, 2001 by and between the Registrant and Toshiba Corporation. (++)

10.34	Amendment to Share Purchase Agreement, dated as of March 20, 2002, by and between the Registrant and Tower Semiconductor Ltd.

*	Indicates management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted for certain portions thereof.
++	Confidential treatment has been requested for certain portions thereof.
1.	Confidential treatment granted as to certain portions of these exhibits.
2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33–96298).
3.	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K.
4.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.
5.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.
6.	Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated October 16, 1997.
7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.
9.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 1, 1999.
10.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 1999.
11.	Previously filed as an Exhibit to the Registrant’s 1999 Annual Report on Form 10-K.
12.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
13.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.
14.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.
15.	Previously filed as an Exhibit to the Registrant’s 2000 Annual Report on Form 10-K.
16.	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.
17.	Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-85686).

B.  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2002
SANDISK CORPORATION (Registrant)

By:	/s/ MICHAEL GRAY
Michael Gray Vice President Finance (On behalf of the Registrant and as Principal Financial Officer.)