Form 10-K/A
period 2001-12-31
SANDISK CORP
filed 2002-05-30
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 or *

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File No. 0-26734

SANDISK CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0191793
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

140 Caspian Court, Sunnyvale, California	94089
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (408) 542-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value;
Rights to Purchase Series A, Junior Participating Preferred Stock
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders held on May 22, 2002 are incorporated by reference into Part III of this Form 10-K/A.

*
For purposes of this Form 10-K/A the Registrant has indicated its fiscal year as ending on December 31st. The Registrant operates on a fifty-two-fifty-three week fiscal year cycle ending on the Sunday closest to December 31st.

SANDISK CORPORATION

PART I

Item 1.    Business

Statements in this report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other wording indicating future results. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results discussed in forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “Factors That May Affect Future Results” under Item 7 below, and elsewhere in this report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

In 2000, we entered into a joint venture agreement with Toshiba Corporation, or Toshiba, under which we formed FlashVision, L.L.C., or FlashVision, to produce advanced flash memory, utilizing fabrication space at Dominion Semiconductor, L.L.C., or Dominion, in Manassas, Virginia. Production commenced in the second half of 2001 and Toshiba and SanDisk each receive 50% of Dominion’s flash memory output. In December 2001, we and Toshiba signed a binding memorandum of understanding, or MOU, under which we and Toshiba agreed to restructure our FlashVision joint venture by consolidating our FlashVision advanced NAND wafer fabrication manufacturing operations with Toshiba’s memory fabrication facility at Yokkaichi, Japan. In April 2002, we and Toshiba finalized certain agreements related to the restructuring. The Yokkaichi fabrication facility, or Yokkaichi, is Toshiba’s most advanced memory fabrication facility and has approximately twice the wafer fabrication capacity of Dominion. Through this consolidation, we expect Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the agreements, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to bear substantially all the costs associated with the equipment transfers. Toshiba will continue to supply our NAND flash requirements out of its existing production at Yokkaichi during the transfer. We terminated all manufacturing operations at Virginia in the first quarter of 2002 and will transfer substantially all the FlashVision equipment to Yokkaichi in 2002. Once the consolidation is completed, we expect that Yokkaichi’s total NAND wafer output will match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and in April 2002 repaid all amounts outstanding thereunder. Accordingly, we are no longer subject to the financial covenants or collateralization requirements of the ABN AMRO bank lease. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002 and we anticipate that FlashVision will finalize a new equipment lease arrangement by the end of the second quarter of 2002.

Recent Developments

On February 22, 2002, we announced that Michael Gray, Vice President, Finance, would assume responsibility for our financial and accounting functions until we hire a successor to Frank A. Calderoni, Senior Vice President, Finance and Administration and Chief Financial Officer, who resigned in February 2002.

On December 24, 2001, we completed a private placement of $125 million of 4½% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, we sold an additional $25.0 million of the Notes pursuant to the exercise by the initial purchasers of their option.

References in this annual report on Form 10-K/A to “SanDisk,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, its subsidiaries and SunDisk Corporation, its predecessor. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, California 94089 and our telephone number is (408) 542-0500.

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

SanDisk’s products offer the following features:

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

SanDisk’s Products

Our storage products are high capacity, solid-state, non-volatile flash memory devices that comply with industry standards, including the PC Card ATA and/or IDE, MultiMediaCard, Secure Digital and Memory Stick standards. We offer a broad line of flash data storage products in terms of capacities, form factors, operating voltage and temperature ranges. Our current product families include removable CompactFlash cards, SmartMedia cards, FlashDisk cards, MultiMediaCards, Secure Digital Cards, Memory Stick, and Ultra CompactFlash cards, and embedded Flash ChipSets, NAND Flash Components, FlashDrives and TriFlash. Our products are compatible with the majority of today’s computing and communications systems that are based on industry standards. Our principal products, as of December 31, 2001, are listed in the following table:

Product Family	Form Factor	Uncompressed Capacity
CompactFlash (Removable)	36.4 mm x 42.8 mm x 3.3 mm	8 megabytes to 1 gigabyte
Ultra CompactFlash (Removable)	36.4 mm x 42.8 mm x 3.3 mm	128 to 512 megabytes
SmartMedia (Removable)	Flash Card (45 mm x 37.0 mm x 0.76 mm)	8 to 128 megabytes
Secure Digital (Removable)	32.0 mm x 24.0 mm x 2.1 mm	8 to 256 megabytes
Memory Stick (Removable)	50.0 mm x 21.45 mm x 2.8 mm	16 to 128 megabytes
MultiMediaCard (Removable)	32.0 mm x 24.0 mm x 1.4 mm	8 to 64 megabytes
FlashDisk (Removable)	PC Card Type II (54.0 mm x 85.6 mm x 5.0 mm)	16 megabytes to 2 gigabytes
Flash ChipSet (Embedded)	ATA controller and flash memory chip	128 megabit to 1 gigabit
NAND Flash Components	TSOP (thin small outline package)	64 megabit to 1 gigabit
FlashDrive (Embedded)	2.5 & 3.5 inches	32 megabytes to 2 gigabytes

CompactFlash.    Our CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard PC Card. CompactFlash’s compact size, ruggedness, low-power requirements and its ability to operate at either 3.3V or 5V make it well-suited for a range of current and next-generation, small form factor consumer applications such as digital cameras, PDAs, personal communicators and audio recorders. CompactFlash products provide interoperability with systems based upon the PC Card ATA standard by using a low-cost passive Type II adapter. CompactFlash cards are available in capacities ranging from 8 megabytes to 1 gigabyte in Type I form factor.

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

Other SanDisk products.    We also sell ImageMate external memory card readers and PC Card adapters under the SanDisk brand name. Our ImageMate external memory card readers offer a fast, convenient way to transfer data between our memory card products and a personal computer through a USB connection. The ImageMates are available in CompactFlash, MultiMediaCard, Secure Digital and SmartMedia Card versions. Our PC Card adapters allow the user to transfer data between our memory card products and a laptop through the laptop’s PC Card (PCMCIA) slot. The PC Card adapters are available in CompactFlash, MultiMediaCard, Secure Digital and SmartMedia Card versions.

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

All of our products require silicon wafers that are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, under our joint venture agreement, as well as UMC in Taiwan. All of our memory wafers are currently manufactured using NAND process technology primarily in 0.16 micron feature sizes. UMC and other ASIC suppliers currently manufacture our controller wafers. In the past, we have experienced periods of supply constraints or excesses, each of which can have a significant impact on our gross margins and supplier relationships. Any delays in wafer availability or uncompetitive wafer pricing could limit our revenue growth and harm our business, financial condition and results of operations.

In December 2001, we signed a binding memorandum of understanding, or MOU, with Toshiba under which we and Toshiba agreed to restructure our FlashVision business by consolidating our FlashVision advanced NAND wafer fabrication manufacturing operations with Toshiba’s memory fabrication facility at Yokkaichi, Japan. In April 2002, we and Toshiba finalized certain agreements related to the restructuring. The Yokkaichi fabrication facility is Toshiba’s most advanced memory fabrication facility and has approximately twice the wafer fabrication capacity of Dominion. Through this consolidation, we expect Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the agreements, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to bear substantially all the costs associated with the equipment transfers, which are expected to be completed in 2002. Once the consolidation is completed, Yokkaichi’s total NAND wafer output will match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and repaid all amounts outstanding thereunder in April 2002. Accordingly, we are no longer subject to the financial covenants or collateralization requirements of the ABN AMRO bank lease. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002 and we anticipate that FlashVision will finalize a new equipment lease arrangement by the end of the second quarter of 2002. The transfer and qualification of the advanced fabrication equipment from Dominion Virginia to Yokkaichi Japan is a highly complex operation. It is quite possible that we may encounter difficulties and delays. Although the additional costs associated with such potential delays will generally be borne by Toshiba, our results of operations may suffer if this equipment transfer is not completed on time and production does not commence at Yokkaichi as planned, thereby reducing the total NAND production capacity available to us.

Under the terms of our wafer supply agreements with UMC, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months. Except in limited circumstances and subject to acceptance by UMC, the estimates for a portion of the forecast, generally three months, constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month’s forecast. We have similar forecast requirements and binding commitments under our supply agreement with Toshiba for wafers from their current Yokkaichi foundry and we are obligated to purchase 50% of the NAND flash wafer output from the FlashVision Yokkaichi facility or bear the costs of unused capacity if we choose not to purchase our share of the available wafers. These requirements limit our ability to react to any significant fluctuations in demand for our products. When the demand for our products experiences an unexpected, sudden and sharp decline, and we are unable to reschedule or cancel our wafer orders, we end up with excess wafer inventories, which result in higher costs and reduced gross margins. Furthermore, if a significant drop in demand is also accompanied by a rapid decline in market prices for our products, we may have to reduce the value of our inventory to market, resulting in lower gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and the loss of customers to competitors who are able to meet the customer requirements. We are dependent upon our foundry partners to deliver wafers and to maintain acceptable yields and quality.

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

Under our original agreement, additional contributions by us will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met by Tower. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. However, in March 2002, we modified our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones to April 5, 2002 and October 1, 2002, respectively. The payment for the third milestone of $11.0 million was paid on April 5, 2002 and the payment for the fourth milestone of $11.0 million will be paid on October 1, 2002. We will make this payment whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this, and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date, referred to as the ATP, (provided, however, that pursuant to the purchase agreement as modified, the ATP shall not exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to our pre-paid wafer account, to be applied against orders placed with Tower’s new fabrication facility, when completed; provided, however, that until July 1, 2005, these amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. As a result of our investment of $11.0 million for the third milestone, we received 1,071,497 additional Tower ordinary shares and $4.4 million in prepaid wafer credits. On a quarterly basis, we will assess the value of the prepaid wafer credits considering the timing and quantity of our planned wafer purchases from Tower, the contractual limitations on the amount of wafer credits that can be applied to purchases on an annual basis, the status of foundry construction and general economic conditions. If we determine that the value of these wafer credits is not recoverable, we will record a write-down. Currently, we expect Tower to supply us a portion of the ASIC controller chips used in our flash cards. We currently expect first wafer production to commence at the new fabrication facility in the first half of 2003.

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

Sales and Distribution

We market our products using a direct sales organization, distributors and manufacturers’ representatives. We also sell products to various customers on a private label basis and under the SanDisk brand in the retail channel. Our sales efforts are organized as follows:

Direct Sales Force.    Our direct sales offices are located in Maitland, Florida; Herndon, Virginia; Nashua, New Hampshire; Sunnyvale and Irvine, California; Hannover, Munich and Rantingen, Germany; Kista, Sweden; Hong Kong, China; and Yokohama and Osaka, Japan. These offices support our major OEM customers and our distribution and manufacturers’ representative partners. Our retail sales offices are located in Trabuco Canyon, California; Avon, Ohio; Bedford, Texas; Hetfordshire, England; Haarlem, the Netherlands; and Osaka, Japan.

Distributors.    In the United States, our products are sold through Arrow Electronics Inc., Avnet Inc. and Bell MicroProducts Inc. to OEM customers for a wide variety of industrial applications. In addition, we have distributors in various regions of the world including Europe, Japan, Australia, New Zealand, Taiwan, Korea, Singapore and Hong Kong.

Independent Manufacturers’ Representatives.    In the United States, Canada and Europe, our direct sales force is supported in its sales efforts by more than 40 independent firms. These domestic and international firms receive a commission for providing support to our direct sales force and distributors in the industrial distribution, OEM and retail channels. The manufacturers’ representative companies sell our products as well as products from other manufacturers.

OEMs.    We provide private label products to OEMs in the United States, Europe and the Pacific Rim.

Retail.    We ship SanDisk brand name products directly to consumer electronics stores, office superstores, photo retailers, mass merchants, catalog and mail order companies, Internet and e-commerce retailers and selected retail distributors. Our retail distributors include Ingram Micro, Inc., Tech Data Corporation, Laguna Corporation and Wynit, Inc. in the United States, in addition to international distributors. Our products are available in more than 38,000 retail stores worldwide. Fourteen independent manufacturers’ representative firms are supporting our sales efforts in the retail channel. In addition, we sell our products on the Internet through third parties such as Amazon.com.

Customer Service and Technical Support

We provide customers with comprehensive product service and support. We provide technical support through our applications engineering group located in the United States, Japan and Hong Kong. We work closely with our customers to monitor the performance of our product designs, to provide application design support and assistance, and to gain insight into our customers’ needs to help in the design of future products.

Our support package includes technical documentation and application design assistance. In some cases, we offer additional support which includes training, system-level design, implementation and integration support and failure analysis. We believe that tailoring the technical support level to our customers’ needs is essential for the success of product introductions and to achieve a high level of satisfaction among our customers. We generally provide a one-year warranty on our products.

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

On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable. On April 19, 2002, Micron filed a motion seeking to amend its counterclaim to assert allegations that we have infringed or are infringing five patents: U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. We intend to oppose Micron’s motion.

On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987, or the ‘987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. We have filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International - USA Inc, or PQI- USA. In the suit, captioned SanDisk Corp. v. Power Quotient International - USA Inc., Civil No. C 01-21111, we seek damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our ‘987 Patent. We have motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On April 8, 2002, the Court heard argument on the preliminary injunction motion and a decision on the motion is pending. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleges that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and seeks a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and cost of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. The counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. On April 3, 2002, Samsung filed its first amended complaint. The amended complaint restricted Samsung’s original infringement allegations with respect to the four patents listed above to SanDisk products that include NAND flash memory. A substantial percentage of SanDisk products include NAND flash memory devices. On April 26, 2002, we filed an answer to Samsung’s first amended complaint and amended counterclaims. This answer and amended counterclaims again denied infringement and asserted that the Samsung patents are invalid and/or unenforceable. In SanDisk’s amended counterclaims, we seek relief for both breach of the 1997 agreement and a declaration of our rights under the 1997 agreement. A trial has been schedule for October 2002 on this matter. On April 26, 2002, we filed a complaint against Samsung in the United States District Court for the Northern District of California, Civil No. C02-2069 MJJ, for declaratory judgment of non-infringement, invalidity, a declaration of rights under the 1997 agreement with Samsung and breach of contract.

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

If we decide to incorporate third party technology into our products or our products are found to infringe on others’ patents or intellectual property rights, we may be required to license such patents or intellectual property rights. We may also need to license some or all of our patent portfolio to be able to obtain cross-licenses to the patents of others. We currently have patent cross-license agreements with several companies including Hitachi, Intel, Lexar, Samsung, Sharp, SST, SmartDisk, TDK, Sony, Matsushita and Toshiba. From time to time, we have also entered into discussions with other companies regarding potential cross-license agreements for our patents. We cannot assure you that licenses will be offered or that the terms of any offered licenses will be acceptable to us. If we obtain licenses from third parties, we may be required to pay license fees or make royalty payments, which could reduce our gross margins. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. In addition, we might be required to suspend the manufacture of products or the use by our foundries of processes requiring the technology. We cannot assure you that we would be successful in redesigning our products or that we could obtain licenses under reasonable terms. Furthermore, any development or license negotiations could require substantial expenditures of time and other resources by us.

As is common in the industry, we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may in some instances include indemnification for damages and expenses, including attorneys’ fees. We may from time to time be engaged in litigation as a result of these indemnification obligations.

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

Competing products have been introduced that promote industry standards that are different from our products including Sony’s standard floppy disk used for digital storage in its Mavica digital cameras; Panasonic’s Mega Storage cards; Iomega’s Clik drive, a miniaturized, mechanical, removable disk drive; M-Systems’ DiskOnKey, a USB-based memory device; and the Secure MultiMediaCard from Hitachi and Infineon. Each competing standard may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product. In addition, other companies, such as Sanyo, DataPlay and Matrix Semiconductor have announced products or technologies that may potentially compete with our products.

IBM’s Microdrive, a rotating disk drive in a Type II CompactFlash format competes directly with our larger capacity memory cards. M-Systems’ DiskOnChip 2000 Millennium product competes against our NAND Flash Component products in embedded storage applications such as set top boxes and networking appliances.

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

We believe that our ability to compete successfully depends on a number of factors, including:

•	price, quality, and on-time delivery to our customers;

•	product performance and availability;

•	success in developing new applications for system flash technology;

•	adequate foundry capacity;

•	efficiency of production;

•	timing of new product announcements or introductions by us, our customers and our competitors;

•	the ability of our competitors to incorporate their flash data storage systems into their customers’ products;

•	the number and nature of our competitors in a given market;

•	successful protection of intellectual property rights; and

•	general market and economic conditions.

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

On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable. On April 19, 2002, Micron filed a motion seeking to amend its counterclaim to assert allegations that we have infringed or are infringing five patents: U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. We intend to oppose Micron’s motion.

On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987, or the ‘987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International - USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International - USA Inc., Civil No. C 01-21111, we seek damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our ‘987 Patent. We have motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On April 8, 2002, the Court heard argument on the preliminary injunction motion and a decision on the motion is pending. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleges that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and seeks a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and cost of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. The counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. On April 3, 2002, Samsung filed its first amended complaint. The amended complaint restricted Samsung’s original infringement allegations with respect to the four patents listed above to SanDisk products that include NAND flash memory. A substantial percentage of SanDisk products include NAND flash memory devices. On April 26, 2002, we filed an answer to Samsung’s first amended complaint and amended counterclaims. This answer and amended counterclaims again denied infringement and asserted that the Samsung patents are invalid and/or unenforceable. In SanDisk’s amended counterclaims, we seek relief for both breach of the 1997 agreement and a declaration of our rights under the 1997 agreement. A trial has been schedule for October 2002 on this matter. On April 26, 2002, we filed a complaint against Samsung in the United States District Court for the Northern District of California, Civil No. C02-2069 MJJ, for declaratory judgment of non-infringement, invalidity, a declaration of rights under the 1997 agreement with Samsung and breach of contract.

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

Mr. Sanjay Mehrotra co-founded SanDisk in 1988 and has served as SanDisk’s vice president of engineering, vice president of product development, director of memory design, and product engineering. He is currently Executive Vice President and Chief Operating Officer. He has more than 21 years of experience in the non-volatile semiconductor memory industry including engineering and engineering management positions at Intel Corporation, Seeq Technology, Integrated Device Technology and Atmel Corporation. Mr. Mehrotra earned a B.S. and M.S. degrees in electrical engineering and computer sciences from the University of California, Berkeley. He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems. Mr. Mehrotra is a board member of Divio, a privately held semiconductor start-up company, in which SanDisk has a 10% ownership interest.

Mr. Nelson Chan brings more than 17 years of high-technology marketing and engineering experience and has served as SanDisk’s Vice President of Marketing and Senior Vice President, Sales and Marketing. He is currently Senior Vice President and General Manager, Retail Business Unit. Prior to joining SanDisk in 1992, Mr. Chan held marketing and engineering positions at Chips and Technologies, Signetics, and Delco Electronics. Mr. Chan was one of the principal organizers of the CompactFlash Association (CFA) and the MultiMediaCard Association (MMCA). He is an officer and board member of the CFA and a board member of the MMCA. Mr. Chan is also a board member of Digital Portal Inc., a joint venture firm created by SanDisk and Photo-Me International. He holds a B.S. in Electrical and Computer Engineering from the University of California at Santa Barbara and an M.B.A. from Santa Clara University.

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

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

Our Common Stock is traded on the Nasdaq National Market under the symbol “SNDK”. Our initial public offering of stock occurred on November 8, 1995 at a post-split price to the public of $5.00 per share. On January 26, 2000, our board of directors approved a 2-for-1 stock split, in the form of a 100% stock dividend, payable to stockholders of record as of February 8, 2000. The dividend was paid and the split was effected on February 22, 2000. Shares, share price, per share amounts, common stock at par value and capital in excess of par value have been restated to reflect the stock split for all periods presented. The following table lists the high and low sales prices for each quarter during the last two fiscal years.

	High	Low
Fiscal year 2000
First quarter	$169.625	$37.469
Second quarter	$126.500	$41.250
Third quarter	$94.500	$51.125
Fourth quarter	$74.750	$27.500

Fiscal year 2001
First quarter	$48.688	$18.625
Second quarter	$30.000	$17.250
Third quarter	$27.940	$8.610
Fourth quarter	$18.290	$9.050

As of March 1, 2002, we had approximately 361 stockholders of record. We have never declared or paid any cash dividends on our Common Stock and do not expect to pay cash dividends on our Common Stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business.

On December 24, 2001, we sold to two qualified institutional buyers, Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, $125.0 million principal amount of 4 ½% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, we sold an additional $25.0 million of the Notes pursuant to the exercise by the initial purchasers of their option. These initial purchasers received a commission from the sale of the Notes of an aggregate of $3.8 million. The Notes were resold by the initial purchasers to “qualified institutional buyers” pursuant to Rule 144A of the Securities Act of 1933, as amended and were not, when issued, of the same class as securities listed on a national securities exchange or quoted on Nasdaq. The Notes are convertible at the option of the holders into our common stock at a conversion rate which is equivalent to a conversion price of approximately $18.43 per share, which is equal to a conversion rate of approximately 54.2535 shares of common stock per $1,000 principal amount of Notes. The Notes are redeemable by us at any time on or after November 17, 2004 at specified prices. While the Notes are outstanding, we will have debt service obligations on the Notes of approximately $6.8 million per year in interest payments. We expect to use the net proceeds of the offering for general corporate purposes, including the development of new technologies and fabrication facilities, general working capital and capital expenditures. We may also use a portion of the net proceeds to fund acquisitions of products, technologies or complementary businesses. However, we currently have no commitments or agreements for any specific acquisitions.

Item 6:    Sandisk Corporation Selected Financial Data

	Year Ended December 31,
	2001(1)	2000(2)	1999	1998	1997
	(In thousands, except per share data)
Revenues
Product	$316,867	$526,359	$205,770	$103,190	$105,675
License and royalty	49,434	75,453	41,220	32,571	19,578

Total revenues	366,301	601,812	246,990	135,761	125,253
Cost of revenues	392,293	357,017	152,143	80,311	72,280

Gross profits (losses)	(25,992)	244,795	94,847	55,450	52,973
Operating income (loss)	(152,990)	124,666	30,085	12,810	19,680
Net income (loss)	$(297,944)	$298,672	$26,550	$11,836	$19,839
Net income (loss) per share
Basic	$(4.37)	$4.47	$0.48	$0.23	$0.43
Diluted	$(4.37)	$4.11	$0.43	$0.21	$0.40
Shares used in per share calculations
Basic	68,148	66,861	55,834	52,596	45,760
Diluted	68,148	72,651	61,433	55,344	49,940

	At December 31,
	2001	2000	1999	1998	1997
Working capital	$415,096	$525,950	$482,793	$38,471	$134,298
Total assets	932,348	1,107,907	657,724	255,741	245,467
Long-term obligations	129,908	73,492	—	—	—
Total stockholders’ equity	675,379	863,058	572,127	207,838	191,374

(1)	Includes other-than-temporary impairment charges of $302.3 million, or $188.1 million net of tax and restructuring charges of $8.5 million or $6.7 million net of tax.
(2)	Includes gain on investment in UMC of $344.2 million, or $203.9 million net of tax.

See the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SANDISK CORPORATION

SUPPLEMENTARY QUARTERLY DATA
(Unaudited. In thousands, except per share data)

	Quarterly/2001
	1st	2nd	3rd	4th
Revenues
Product	$88,083	$88,115	$57,305	$83,364
License and royalty	13,244	19,033	8,582	8,575

Total revenues	101,327	107,148	65,887	91,939
Gross profits (losses)	(17,453)	396	(23,539)	14,604
Operating income (loss)	(48,303)	(28,650)	(61,373)	(14,664)
Net income (loss)*	(143,102)	(9,994)	(170,476)	25,628
Net income (loss) per share
Basic+	$(2.11)	$(0.15)	$(2.50)	$0.37
Diluted+	$(2.11)	$(0.15)	$(2.50)	$0.36
	Quarterly/2000
	1st	2nd	3rd	4th
Revenues
Product	$97,249	$122,572	$151,817	$154,721
License and royalty	12,120	21,377	19,022	22,934

Total revenues	109,369	143,949	170,839	177,655
Gross profits	41,611	59,435	68,965	74,784
Operating income	17,551	30,852	35,535	40,728
Net income**	219,271	24,269	25,602	29,530
Net income per share
Basic+	$3.32	$0.36	$0.38	$0.44
Diluted+	$3.00	$0.33	$0.35	$0.41

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

See the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue recognition.    We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance if applicable, fixed pricing and collectibility is reasonably assured. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers under agreements allowing price protection and/or right of return are deferred until the retailers or distributors sell the merchandise.

Customer Incentives, Returns and Allowances.    We record estimated reductions to revenue for customer programs and incentive offerings including promotions and other volume-based incentives, when these programs are granted to our customers. These incentives generally apply only to our retail customers, which represented 75% of our product revenues in fourth quarter of 2001. If market conditions were to decline, we may take actions to increase customer incentive offerings to our retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. In addition, we record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. Our reserve for returns was not material at December 31, 2001 and 2000.

Allowance for Doubtful Accounts—Methodology.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due based on our historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Warranty Costs.    We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates, repair or replacement costs differ from our estimates, increases to our warranty liability would be required.

Valuation of Financial Instruments.    Our short-term investments include investments in marketable equity and debt securities. We also have equity investments in semiconductor wafer manufacturing companies, UMC of $194.9 million and Tower of $16.6 million, as of December 31, 2001. In determining if and when a decline in market value below amortized cost of these investments is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Due to the slowdown in the semiconductor industry and economic recession in 2001, the market value of our UMC and Tower investments declined significantly. These declines were deemed to be other-than-temporary and losses totaling $302.3 were recognized. If the slowdown in the semiconductor industry continues in 2002, we may recognize additional losses on these investments.

Inventories—Slow Moving and Obsolescence.    We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from our estimates.

Deferred Tax Assets.    As of December 31, 2001, we had a net deferred tax asset of approximately $36 million that has been fully offset by a valuation allowance. Due to our current losses, we have not used projections of future taxable income in determining the amount of the valuation allowance required.

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

Our backlog as of December 31, 2001 was $19.5 million compared to $63.3 million in 2000 and $157.2 million in 1999. The decrease in 2001 was primarily due to a reduction in orders from our OEM customers and a significant reduction in order lead times due to industry-wide overcapacity. Because of the deterioration in market conditions throughout most of 2001, our quarterly turns business, the business we book and ship in the same quarter, reached approximately 80% of our product shipments in the third and fourth quarters of 2001. In 2001, OEM sales decreased to 34% of product revenues in 2001, compared to 57% in 2000. Retail sales, which are typically booked and shipped in the same quarter, increased to 54% of our product revenues, compared to 28% in 2000. In the fourth quarter of 2001, sales through our retail channels accounted for approximately 75% of product revenues.We expect sales to the retail channel to continue to be a significant portion of our revenue in 2002. See “Factors That May Affect Future Results—Our Operating Results May Fluctuate Significantly” and “—There is Seasonality in Our Business.”Since orders constituting our current backlog are subject to changes in delivery schedules or cancellations, backlog is not necessarily an indication of future revenue.

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

Research and Development.    Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased to $58.9 million in 2001 from $46.1 million in 2000 and $26.9 million in 1999. As a percentage of revenues, research and development expenses were 16% in 2001, 8% in 2000 and 11% in 1999. In

2001, the change was primarily due to an increase of $13.3 million in project related expenses.The additional project expenses in 2001 were to support the development of new generations of NAND flash data storage products. In 2000 the increase in research and development expenses was primarily due to an increase in salaries and payroll-related expenses associated with additional personnel of $9.4 million and an increase in project-related expenses of $3.9 million. We expect our research and development expenses to continue to increase in future quarters to support the development and introduction of new generations of flash data storage products, including our joint venture with Toshiba, our co-development agreement with Sony and our development of advanced controller chips.

Sales and Marketing.    Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses such as independent manufacturer’s representative commissions, advertising and tradeshow expenses. Sales and marketing expenses decreased to $42.6 million in 2001 from $49.3 million in 2000 and $25.3 million in 1999. The decrease in 2001 was primarily due to a decrease of $5.6 million commission expenses due to lower product revenues, a decrease in marketing expenses of $1.1 million and a reduction of $0.7 million in travel expenses. The increase in 2000 was primarily due to an increase of $6.0 million in salaries and payroll-related expense, an increase of $5.7 commission expenses due to higher product revenues and an increase of $8.0 million in marketing expenses. Sales and marketing expenses represented 12% of total revenues in 2001 compared to 8% in 2000 and 10% in 1999. We expect sales and marketing expenses to increase as sales of our products grow and as we continue to develop the retail channel and brand awareness for our products.

General and Administrative.    General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $17.0 million in 2001 compared to $24.8 million in 2000 and $12.6 million in 1999. The decrease in 2001 was primarily due to a decrease of $3.2 million in legal fees, a reduction of $3.2 million in the allowance for doubtful accounts related to lower accounts receivable balances and a decrease of $0.7 million in salaries and related expenses associated with reduced headcount. The increase in 2000 was primarily due to an increase of $4.5 million in salaries and related expenses associated with additional personnel, an increase of $6.5 million in legal fees and an increase of $3.0 million in the allowance for doubtful accounts associated with higher trade accounts receivable balances from increased revenues. General and administrative expenses represented 5% of total revenues in 2001 compared to 4% in 2000 and 5% in 1999. General and administrative expenses could increase in the future if we pursue litigation to defend our patent portfolio and grow our infrastructure to support our growth. See “Factors That May Affect Future Results—Risks Associated with Patents, Proprietary Rights and Related Litigation.”

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

Loss on investment in foundries.    The market value of our investments in UMC and Tower Semiconductor have declined significantly due to the downturn in the economy and excess supply in the semiconductor industry. We determined that the decline in value of these investments was other than temporary and losses were recorded in 2001. In our determination of the substantial and other than temporary decline in the value of our investments in UMC and Tower, we considered the substantial and sustained decline in the companies’ share price, the financial condition and results of operations of each company and the down turn in the semiconductor industry and economy in general. The value of our investment in UMC had declined to $194.9 million at December 31, 2001. We recorded a loss of $275.8 million on our UMC investment in 2001, or $166.9 million net of taxes, in accordance with Statement of Financial Accounting Standards Number 115. If the fair value of our UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, if our UMC shares are sold, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock.

The value of our Tower investment and wafer credits had declined to $16.6 million at December 31, 2001. A loss of $20.6 million, which included the write-off of wafer credits received, was recognized in 2001. In addition, we recorded a loss of $5.5 million on our exchange of 75% of our Tower wafer credits for 1,284,007 ordinary shares at $12.75 per share. These losses totaling $26.1 million, or $15.8 million net of tax benefit, were recorded in loss on foundry investment in 2001. If the fair value of our Tower investment declines further, it may be necessary to record additional losses. We periodically assess the value of prepaid wafer credits for recoverability and write down the value as necessary.

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

Liquidity and Capital Resources

At December 31, 2001, we had working capital of $415.1 million, which included $189.4 million in unrestricted cash and unrestricted cash equivalents and $105.5 million in unrestricted short-term investments, excluding our investment in UMC. Under the terms of the FlashVision lease agreement, we as guarantor are required to pledge cash and equity securities up to the full value of the outstanding lease commitments guaranteed by us. As of December 31, 2001, we had guaranteed $129.5 million of FlashVision’s lease commitments and pledged $64.7 million of cash and cash equivalents and $64.7 million of our UMC equity securities. This pledged cash and cash equivalents and marketable equity securities are included in “Restricted cash and cash equivalents” and “Restricted investment in UMC” on our balance sheet.

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

Net cash provided by financing activities was $130.2 million in 2001, which included the $121.5 million net proceeds from the issuance of long-term convertible subordinated notes in the fourth quarter of 2001, and $8.6 million from the sale of common stock through our stock option and employee stock purchase plans.In 2000, financing activities provided $13.2 million and $328.2 million in 1999.

On December 24, 2001, we completed a private placement of $125.0 million of 4 ½% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes, for which we received net proceeds of approximately $145.9 million. Based on the aggregate principal amount at maturity of $150.0 million, the Notes provide for semi-annual interest payments of $3.4 million each on May 15 and November 15. The Notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 54.2535 shares per $1,000 principal amount of the Notes, subject to adjustment in certain events. At anytime on or after November 17, 2004, we may redeem the notes in whole or in part at a specified percentage of the principal amount plus accrued interest. The debt issuance costs are being amortized over the term of the Notes using the interest method. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and obtain other long-term debt and lines of credit. We may incur substantial additional indebtedness in the future. There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

In January 2000, the USIC foundry was merged into the UMC parent company. In exchange for our USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. All of the UMC shares we received as a result of the merger were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. As of December 31, 2001, the trading restrictions had expired on 66.7 million shares. The remaining 44.4 million shares will become available for sale over a two-year period beginning in January 2002. We also received 20.0 million and 22.2 million shares as stock dividends from UMC in 2001 and 2000. Due to the decline in UMC stock price from the weakness in the semiconductor industry, the value of the Company’s investment in UMC had declined to $194.9 at December 31, 2001. In 2001, it was determined that the decline in the market value of the investment was other than temporary, as defined by generally accepted accounting principles and a loss of $275.8 million, or $166.9 million net of taxes was recorded in accordance with Statement of Financial Accounting Standards Number 115. The loss was included in loss on investment in foundry. If the fair value of the UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, there may be a gain or loss due to fluctuations in the market value of UMC stock or if UMC shares are sold.

On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, SanDisk and Toshiba formed FlashVision, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. In January 2001, we invested the final $15.0 million of our $150.0 million cash commitment in FlashVision. We are obligated to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of December 31, 2001, we had guarantee obligations in the amount of $129.5 million, with ABN AMRO Bank, N.V. as agent for a syndicate of financial institutions, on the equipment lease lines to equip FlashVision’s manufacturing clean room with advanced wafer processing equipment. Although FlashVision recently terminated the ABN AMRO lease facility, as further discussed below, under the terms of the FlashVision lease agreements, we as guarantor were subject to certain financial covenants. We obtained a compliance waiver for the third quarter of 2001 and negotiated an amendment to the lease agreement which included a modification of the covenant requirements and required us to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments. As of December 31, 2001, we had pledged cash of $64.7 million and UMC equity securities of $64.7 million. While these assets were pledged, they were not available to us to be used to fund operations.

In December 2001, we signed a binding memorandum of understanding, or MOU, with Toshiba under which we and Toshiba agreed to restructure our FlashVision business by consolidating our FlashVision advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility at Yokkaichi, Japan. In April 2002, we and Toshiba finalized certain agreements related to the restructuring. The Yokkaichi fabrication facility, or Yokkaichi, is Toshiba’s most advanced memory fabrication facility and has approximately twice the wafer fabrication capacity of Dominion. Through this consolidation, we expect Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the agreements, Toshiba will transfer the FlashVision—owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to bear substantially all of the costs associated with the equipment transfers, which are expected to be completed in 2002. Once the consolidation is completed, Yokkaichi’s total NAND wafer output will match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. Under our joint venture agreement, we are contractually obligated, and expect to continue to be obligated after the restructuring of our FlashVision joint venture, to purchase half of FlashVision’s NAND wafer production output. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and repaid all amounts outstanding thereunder in April 2002. Accordingly, we are no longer subject to the financial covenants or collateralization requirements of the ABN AMRO bank lease. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002 and we anticipate that FlashVision will finalize a new equipment lease arrangement by the end of the second quarter of 2002. The transfer and qualification of the advanced fabrication equipment from Dominion, Virginia to Yokkaichi, Japan is a highly complex operation. It is quite possible that we may encounter difficulties and delays. Although the additional costs associated with these potential delays will generally be borne by Toshiba, our results of operations may suffer if this equipment transfer is not completed on time and production does not commence at Yokkaichi as planned, thereby reducing the total NAND production capacity available to us.

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

Under our original agreement, additional contributions by us will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met by Tower. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. However, in March 2002, we modified our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones to April 5, 2002 and October 1, 2002, respectively. The payment for the third milestone of $11.0 million was paid on April 5, 2002 and the payment for the fourth milestone of $11.0 million will be paid on October 1, 2002. We will make this payment whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this, and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date, referred to as the ATP, (provided, however, that pursuant to the purchase agreement as modified, the ATP shall not exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to our pre-paid wafer account, to be applied against orders placed with Tower’s new fabrication facility, when completed; provided, however, that until July 1, 2005, these amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. As a result of our investment of $11.0 million for the third milestone, we received 1,071,497 additional Tower ordinary shares and $4.4 million in prepaid wafer credits. On a quarterly basis, we will assess the value of the prepaid wafer credits considering the timing and quantity of our planned wafer purchases from Tower, the contractual limitations on the amount of wafer credits that can be applied to purchases on an annual basis, the status of foundry construction and general economic conditions. If we determine that the value of these wafer credits is not recoverable, we will record a write-down. Currently, we expect Tower to supply us a portion of the ASIC controller chips used in our flash cards. We currently expect first wafer production to commence at the new fabrication facility in the first half of 2003.

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

On August 9, 2000, we entered into a joint venture, DPI, with PMI for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, we invested $2.0 million. In April 2002, we and PMI agreed that SanDisk would scale down its kiosk activities while PMI will assume responsibility to finance and direct the future growth of DPI. Under the new agreement, we will convert approximately $400,000 in receivables due from DPI to equity in DPI and will no longer be required to make additional equity investments in DPI or guarantee DPI’s equipment leases. DPI has experienced delays in its U.S. market rollout of the kiosks, due primarily to modifications to improve the kiosk’s operation as a standalone, reliable, user-friendly photo printing device. These delays have provided opportunities for several competitors to enter the digital photo printing market with alternative products, which may offer more attractive features or lower costs than the DPI kiosks. We cannot assure you that these kiosks, if and when they are introduced, will function reliably as intended, or that they will receive favorable acceptance from consumers. If DPI is unsuccessful, our investment may become worthless, requiring us to record a loss equal to the total amount invested. We account for this investment under the equity method, and recorded a loss of $1.4 million as our share of the equity in loss of joint venture in 2001.

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

The following summarizes our contractual obligations and off balance sheet arrangements at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable (See Note 4.)	$125,000	(1)	$—	$—	$125,000	$—
Operating leases	10,754		2,623	4,838	3,293	—
Purchase commitments for flash memory wafers	32,500		32,500	—	—	—

Total contractual cash obligations	$168,254		$35,123	$4,838	$128,293	$—

(1)	On January 10, 2002, we sold an additional $25.0 million of the Notes pursuant to the exercise by the initial purchasers of their option.

As of December 31, 2001
OFF BALANCE SHEET ARRANGEMENTS:
Guarantee of FlashVision foundry equipment lease	$129,500

Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future. We may also invest in or acquire other companies’ product lines or assets. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our collaboration with Toshiba for the joint development of 512 megabit and 1 gigabit flash memory chips and Sony for the joint development of the next generation Memory Stick. We plan to fund our short-term operations from our current cash and short-term investment balances and cash generated from operations. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next twelve months. However, if our average product selling prices continue to decline significantly, as they did in 2001, or demand for our products declines and we are required to purchase more wafers than we need due to our FlashVison joint venture commitments, we may not be able to generate enough cash from our operations and will have to rely solely on our current cash and short-term investment balances to fund our operating activities.

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

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies,” and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). We did not engage in any merger or acquisition activity during the year and therefore, application of SFAS 141 is not expected to have a material impact on results of operation and financial position in 2002.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objective of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are evaluating the impact of SFAS No. 144 on our financial position and results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a deduction from revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: a) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and b) the vendor can reasonably estimate the fair value of that benefit. We will adopt EITF 01-09 effective January 1, 2002. The adoption of EITF 01-09 is not expected to have a material impact on our results of operations and financial position in 2002.

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

Variability of average selling prices and gross margins resulting from changes in our product mix and price reductions for certain of our products may cause our gross margins and net profitability to suffer.    Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras and digital music players, become more popular. Flash data storage markets are intensely competitive, and price reductions for our products are necessary to meet consumer price points. Due to continued oversupply in flash memory foundry capacity throughout 2001 and the economic slow-down in 2001, the decline in our average selling price per megabyte of 50% was much more severe than the 22% decrease we experienced in 2000 and price declines for our products could continue to be significant in the next several quarters. If we cannot reduce our product manufacturing costs in future periods to offset further price reductions, our gross margins and net profitability will suffer.

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

Our FlashVision joint venture with Toshiba makes us vulnerable to certain risks, including potential inventory write-offs, disruptions or shortages of supply, limited ability to react to fluctuations in product demand, direct competition with Toshiba, and guarantee obligations, any of which could substantially harm our business and financial condition.

On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital card controllers. As a part of this transaction, we and Toshiba formed and contributed initial funding to FlashVision, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. We and Toshiba will each separately market and sell any 512 megabit and 1 gigabit flash memory chips developed and manufactured by our joint venture. Accordingly, we will compete directly with Toshiba for sales of these advanced chips.

We and Toshiba have restructured our FlashVision business and transferred certain assets to Toshiba’s Yokkaichi fabrication facility in Japan, which may cause production delays and reduce NAND wafer supply available to us, which could adversely impact our operating results.    In April 2002, we and Toshiba finalized certain of the agreements related to the restructuring of our FlashVision business and the transfer of its operations to Toshiba’s Yokkaichi fabrication facility in Japan. Under the terms of the agreements, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to bear substantially all of the costs associated with the equipment transfers, which are expected to be completed in 2002. The transfer and qualification of the advanced fabrication equipment from Dominion, Virginia to Yokkaichi, Japan is a highly complex operation. It is quite possible that we may encounter difficulties and delays. Although the additional costs associated with potential delays will be borne substantially by Toshiba, our results of operations may suffer if this equipment transfer is not completed on time and production does not commence at Yokkaichi as planned, thereby reducing the total NAND production capacity available to us.

In addition, we incurred substantial start up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the Dominion fabrication facility. Although as a part of our agreement with Toshiba to restructure our FlashVision business we will recapture substantially all of the Dominion start-up expenses incurred by us, we will incur similar start-up expenses in connection with the new Yokkaichi fabrication facility. In addition, we may not achieve the expected cost benefits of this transition until the second half of 2002, if at all. We will incur start-up costs and pay our share of ongoing operating activities even if we do not utilize our full share of the new Yokkaichi output.

We face challenges and possible delays relating to the expected shift in a portion of our production at Yokkaichi to 0.13 micron NAND, which could adversely affect our operating results.    We were using the new production capacity at Dominion to manufacture NAND flash memory wafers with minimum lithographic feature size of 0.16 micron. Late in 2002, we expect to start shifting a portion of our production output at Yokkaichi to 0.13 micron NAND. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers. Therefore, it is difficult to predict how long it will take to achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs. Introduction of new feature sizes and technologies are subject to the same risks and uncertainties after the restructuring of our FlashVision business. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the Dominion facility and in Toshiba’s Yokkaichi facility after the restructuring of our FlashVision business, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facility could adversely impact our operating results in 2002 and beyond.

All of our NAND flash memory wafers are supplied by Toshiba’s Yokkaichi facilities and any disruption in this supply will reduce our revenues, earnings and gross margins.    Until the transition of the Dominion tool-set is completed, we will rely solely on Toshiba’s current Yokkaichi fabrication facility to supply all of our NAND wafers. If we experience increased demand during the transition period, we may not be able to procure a sufficient number of wafers from Toshiba’s current Yokkaichi fabrication facility to meet this demand, which would harm our business and operating results. Even if FlashVision establishes the new Yokkaichi fabrication facility, the Yokkaichi fabrication facilities may not produce satisfactory quantities of wafers with acceptable prices, reliability and yields. Any failure in this regard would be particularly harmful to our business, financial condition and results of operations, as we will not have an alternate source of supply. In addition, any disruption in supply from the Yokkaichi fabrication facility due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. Moreover, we have no experience in operating a wafer manufacturing line and we intend to rely on the existing manufacturing organizations at the Yokkaichi fabrication facilities. The new Yokkaichi fabrication facility will be tasked to “copy exactly” the same manufacturing flow employed by Toshiba in its existing Yokkaichi fabrication facility, but they may not be successful in manufacturing these advanced NAND flash products on a cost-effective basis or at all. If Toshiba and FlashVision are uncompetitive, are unable to satisfy our wafer supply requirements, our business, financial condition and results of operations would be harmed.

Our obligations under our wafer supply agreements with Toshiba and FlashVision, or failure to obtain customer acceptance, may result in excess inventories and lead to inventory write offs, and any technical difficulties or manufacturing problems may result in shortages in supply, either of which would adversely affect our business.    Under the terms of our wafer supply agreements with Toshiba, we are obligated to purchase half of FlashVision’s NAND wafer production output and we will also purchase NAND wafers from Toshiba’s current Yokkaichi fabrication facility on a foundry relationship basis. If the current soft market conditions continue throughout 2002 and beyond, or if we are unable for any reason to achieve customer acceptance of our card products built with these NAND flash chips, we will experience a significant increase in our inventory, which may result in inventory write offs and harm our business, results of operations and financial condition. Apart from our commitment to purchase FlashVision wafer output from Yokkaichi after the restructuring, under our foundry relationship with Toshiba, we order NAND wafers under purchase orders at market prices that cannot be cancelled. If we place purchase orders with Toshiba and our business condition deteriorates, we may end up with excess inventories of NAND wafers, which could harm our business and financial condition. Should customer demand for NAND flash products be less than our available supply, we may suffer from reduced revenues and increased expenses, and increased inventory of unsold NAND flash wafers, which could adversely affect our operating results.

On the other hand, under the terms of our foundry relationship with Toshiba and wafer supply agreements with FlashVision, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months, which are difficult to estimate. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month’s forecast. This limits our ability to react to fluctuations in demand for our products. At the beginning of the second quarter of 2002, the demand for foundry wafers began to grow and the leading foundries started to allocate their capacity as well as extend delivery lead-times and raise prices. If this trend continues, we may encounter shortages in our supply of wafers and we may also incur higher manufacturing cost for some of our products, which would make us unable to meet our customer demand and adversely impact our product gross margins.

In addition, in order for us to sell NAND based CompactFlash, MultiMediaCards and Secure Digital cards, we have been developing new controllers, printed circuit boards and test algorithms because the architecture of NAND flash is significantly different from our prior NOR flash designs. Any technical difficulties or delays in the development of these elements could prevent us from taking advantage of the available NAND output and could adversely affect our results of operations. See “—Our investment in new flash memory wafer production may result in increased expenses and fluctuations in operating results.”

We may have guarantee or indemnification obligations on FlashVIsion lease amounts under a permanent replacement facility.    Under June 2000 our joint venture agreement with Toshiba, we agreed to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of March 31, 2002, we had guarantee obligations in the amount of $148.8 million in favor of ABN AMRO Bank N.V., or ABN AMRO, as agent for a syndicate of financial institutions, on the equipment lease lines to equip FlashVision. This guarantee constituted senior indebtedness under the Notes. In March 2002, FlashVision exercised its right of early termination under the lease facility and repaid all amounts outstanding thereunder in April 2002. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002 and we currently anticipate that FlashVision will finalize a new equipment lease arrangement by the end of the second quarter of 2002. We may be required to guarantee or indemnify Toshiba against our portion of any obligations incurred by FlashVision under any new equipment lease arrangement.

Our $75.0 million investment in Tower Semiconductor is subject to certain inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition.

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

In March 2002, we modified our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was paid on April 5, 2002 and the payment for the fourth milestone of $11.0 million will be paid on October 1, 2002. We will make this payment whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this, and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date, referred to as the ATP, (provided, however, that pursuant to the purchase agreement as modified, the ATP shall not exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to our pre-paid wafer account, to be applied against orders placed with Tower’s new fabrication facility, when completed; provided, however, that until July 1, 2005, these amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. As a result of our investment of $11.0 million for the third milestone, we received 1,071,497 additional Tower ordinary shares and $4.4 million in prepaid wafer credits. On a quarterly basis, we will assess the value of the prepaid wafer credits considering the timing and quantity of our planned wafer purchases from Tower, the contractual limitations on the amount of wafer credits that can be applied to purchases on an annual basis, the status of foundry construction and general economic conditions. If we determine that the value of these wafer credits is not recoverable, we will record a write-down.

The final contribution by us, if any, will take the form of a mandatory warrant exercise for 366,690 ordinary shares at an exercise price of $30.00 per share if the final milestone is met by Tower. The final milestone warrant will expire in July 2005, and in the event the milestone is not achieved, the exercise of the warrant will not be mandatory. If Tower’s stock price is trading below $30.00 per share on the day, if ever, that the final contribution is made, we will receive wafer credits in an amount equal to the number of shares purchased on the final contribution date multiplied by the difference between $30.00 and the ATP (provided, however, that the ATP shall not be less than $12.50). If we make timely milestone payments, Tower is contractually obligated to fill our wafer orders with up to 15% of available wafers from the new fabrication facility. We currently expect Tower to supply us a portion of the ASIC controller chips used in our flash cards. Tower’s new foundry facility is currently on schedule to begin production in the first half of 2003.

Completion of Tower’s wafer foundry facility is dependent on several factors and may never occur, which may harm our business and results of operations.    Tower’s completion of the wafer foundry facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government’s Investment Center. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or is unable to successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our investment in Tower will decline significantly or possibly become worthless and we may be unable to obtain the wafers needed to manufacture our products, which would harm our results of operations. In addition, the value of our investment in Tower may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of the Tower investment declines further, we may record additional losses.

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

The current political unrest and violence in Israel may hinder the completion of and delay competitive production from Tower’s fabrication facility, which would harm our business.    Although we do not believe the current political unrest and escalation of violence in Israel represent a major security problem for Tower since Migdal Haemek, Israel is in a relatively secure geographic location, the unrest may expand and even if it remains at current levels, could cause scheduling delays, as well as economic uncertainty, which could cause potential foundry customers to go elsewhere for their foundry business. Moreover, if U.S. military actions in Afghanistan, or elsewhere, result in retaliation against Israel, Tower’s fabrication facility may be adversely impacted.

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

We have entered into agreements with, and face direct competition from, Toshiba and other competitors.     We have entered into an agreement with Matsushita and Toshiba, forming the Secure Digital Association, or SD Association, to jointly develop and promote a next generation flash memory card called the Secure Digital card. Under this agreement, royalty-bearing Secure Digital card licenses will be available to other flash memory card manufacturers, which will increase the competition for our Secure Digital card and other products. In addition, Matsushita and Toshiba have commenced selling Secure Digital cards that will compete directly with our products. While other flash card manufacturers will be required to pay the SD Association license fees and royalties, which will be shared among Matsushita, Toshiba and us, there will be no royalties or license fees payable among the three companies for their respective sales of the Secure Digital card. Thus, we will forfeit potential royalty income from Secure Digital card sales by Matsushita and Toshiba.

In addition, we and Toshiba will each separately market and sell any 512 megabit and 1 gigabit flash memory chips developed and manufactured by our joint venture, FlashVision. Accordingly, we will compete directly with Toshiba for sales of these advanced chips. Moreover, we rely solely on Toshiba for the supply of all of our NAND wafers.

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

We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, and have agreed to indemnify various suppliers and customers for alleged patent infringement, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling certain products.    If we decide to incorporate third party technology into our products or if we are found to infringe on others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. Currently, we have patent cross-license agreements with several companies, including Hitachi, Intel, Lexar, Matsushita, SST, Samsung, Sharp, Smartdisk, Sony, TDK and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms, or that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

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

On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable. On April 19, 2002, Micron filed a motion seeking to amend its counterclaim to assert allegations that we have infringed or are infringing five patents: U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. We intend to oppose Micron’s motion.

On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987 or the ‘987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International - USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International - USA Inc., Civil No. C 01-21111, we seek damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our ‘987 Patent. We have motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On April 8, 2002, the Court heard argument on the preliminary injunction motion and a decision on the motion is pending. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The lawsuit alleges that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and seeks a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and cost of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. The counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. On April 3, 2002, Samsung filed its first amended complaint. The amended complaint restricted Samsung’s original infringement allegations with respect to the four patents listed above to SanDisk products that include NAND flash memory. A substantial percentage of SanDisk products include NAND flash memory devices. On April 26, 2002, we filed an answer to Samsung’s first amended complaint and amended counterclaims. This answer and amended counterclaims again denied infringement and asserted that the Samsung patents are invalid and/or unenforceable. In SanDisk’s amended counterclaims, we seek relief for both breach of the 1997 agreement and a declaration of our rights under the 1997 agreement. A trial has been schedule for October 2002 on this matter. On April 26, 2002, we filed a complaint against Samsung in the United States District Court for the Northern District of California, Civil No. C02-2069 MJJ, for declaratory judgment of non-infringement, invalidity, a declaration of rights under the 1997 agreement with Samsung and breach of contract.

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

Our Digital Portal, Inc., or DPI, joint venture has an unproven product and an untested market and may not be successful.

In April 2002, we and PMI agreed that we would scale down our kiosk activities while PMI will assume responsibility to finance and direct the future growth of DPI Under the new agreement, we will convert approximately $400,000 in receivables from DPI to equity in DPI and will no longer be required to make additional investments in DPI or guarantee DPI’s equipment leases. If DPI is unsuccessful, our investment may become worthless, requiring us to record a loss equal to the total amount invested.

We have substantially increased our indebtedness, which may restrict our cash flow, make it difficult for us to obtain future financing, divert our resources from other uses, limit our ability to react to changes in the industry, and place us at a competitive disadvantage.

On December 24, 2001, we completed a private placement of $125.0 million of 4 ½% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, we sold an additional $25.0 million of the Notes pursuant to the exercise by the initial purchasers of their option. As a result, we incurred $150.0 million aggregate principal amount of additional indebtedness, substantially increasing our ratio of debt to total capitalization. While the notes are outstanding, we will have debt service obligations on the notes of approximately $6.8 million per year in interest payments. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business.

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

In 2000, we entered into a joint venture agreement with Toshiba, under which we formed FlashVision. We agreed to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of March 31, 2002, we had guarantee obligations in the amount of $148.8 million in favor of ABN AMRO on the equipment lease lines to equip FlashVision. This guarantee constituted senior indebtedness under the Notes. In March 2002, FlashVision exercised its right of early termination under the lease facility and repaid all amounts outstanding thereunder in April 2002. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002 and we currently anticipate that FlashVision will finalize a new equipment lease arrangement by the end of the second quarter of 2002.

If, in connection with the restructuring of our FlashVision business and the early termination of the ABN AMRO lease facility, we and Toshiba are unable to refinance the bridge loan or if we undertake guarantee or indemnification obligations under any permanent replacement facility, we may use a portion of the proceeds from the Notes to repay these obligations. This would result in the diversion of resources from other important areas of our business and could significantly harm our business, financial condition and results of operations. We cannot assure you that we will be successful in permanently replacing FlashVision’s lease facility.

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

Market Risk.    We also hold available-for-sale equity securities in our short-term investment portfolio and equity investments in semiconductor wafer manufacturing companies. A reduction in prices of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $17.0 million. As of December 31, 2001, we had net unrealized gains on short-term equity securities totaling $96.8 million which were included in other comprehensive income. These unrealized gains include an unrealized gain of $95.8 million on the appreciation in value of our investment in UMC. The market value of our investment in UMC has fluctuated significantly in the past and may decline in the future due to downturns in the semiconductor industry, declines in demand for UMC’s products or unfavorable economic conditions. If we sell UMC shares in future periods, we may recognize a gain or loss due to fluctuations in the market value of our UMC stock.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 31, 2001. Actual results may differ materially.

Item 8.    Financial Statements and Supplementary Data

SANDISK CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SanDisk Corporation

We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ERNST & YOUNG LLP

San Jose, California
January 21, 2002, except for Note 3,
as to which the date is May 17, 2002
and Note 8, as to which the date is
April 5, 2002.

SANDISK CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$189,499	$106,277
Short-term investments	105,501	260,462
Investment in foundries	105,364	112,854
Accounts receivable, net of allowance for doubtful accounts o f $4,919 in 2001 and $5,010 in 2000	45,223	96,405
Inventories	55,968	96,600
Tax refund receivable	28,473	—
Prepaid expenses and other current assets	12,129	17,709

Total current assets	542,157	690,307
Restricted cash and cash equivalents	64,734	—
Property and equipment, net	33,730	41,095
Investment in foundries	41,380	197,688
Restricted investment in UMC	64,734	—
Investment in FlashVision	153,168	134,730
Deferred tax asset	18,842	—
Deposits and other non-current assets	13,603	37,087

Total assets	$932,348	$1,100,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,938	$59,179
Accounts payable to related parties	24,008	7,933
Accrued payroll and related expenses	5,279	16,215
Income taxes payable	7,361	16,427
Deferred tax liability	18,842	—
Research & development liability, related party	15,256	—
Other accrued liabilities	20,571	13,863
Deferred revenue	15,806	50,740

Total current liabilities	127,061	164,357
Convertible subordinated notes payable	125,000	—
Long-term liabilities, related parties	4,908	3,492
Deferred taxes and other liabilities	—	70,000

Total liabilities	256,969	237,849

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized shares: 4,000,000
Issued: none	—	—
Common stock, $0.001 par value
Authorized shares: 400,000,000
Issued and outstanding: 68,464,000 in 2001 and 67,464,000 in 2000	68	67
Capital in excess of par value	580,363	566,934
Retained earnings	48,525	346,469
Accumulated other comprehensive income (loss)	46,423	(50,412)

Total stockholders’ equity	675,379	863,058

Total liabilities and stockholders’ equity	$932,348	$1,100,907

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Revenues
Product	$316,867	$526,359	$205,770
License and royalty	49,434	75,453	41,220

Total revenues	366,301	601,812	246,990
Cost of revenues	392,293	357,017	152,143

Gross profits (losses)	(25,992)	244,795	94,847
Operating expenses
Research and development	58,931	46,057	26,883
Sales and marketing	42,576	49,286	25,294
General and administrative	16,981	24,786	12,585
Restructuring	8,510	—	—

Total operating expenses	126,998	120,129	64,762

Operating income (loss)	(152,990)	124,666	30,085
Equity in income of joint venture	2,082	—	—
Interest income/expense	12,266	22,786	8,280
Gain (loss) on investment in foundry	(302,293)	344,168	—
Other income (loss), net	(1,009)	572	1,261

Income (loss) before taxes	(441,944)	492,192	39,626
Provision for (benefit from) income taxes	(144,000)	193,520	13,076

Net income (loss)	$(297,944)	$298,672	$26,550

Net income (loss) per share
Basic	$(4.37)	$4.47	$0.48
Diluted	$(4.37)	$4.11	$0.43

Shares used in computing net income per share
Basic	68,148	66,861	55,834
Diluted	68,148	72,651	61,433

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock Amount	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 1998	53,256	$54	$186,066	$21,247	$471	$207,838
Net income	—	—	—	26,550	—	26,550
Unrealized loss on available for sale securities	—	—	—	—	(272)	(272)

Comprehensive income						26,278

Exercise of stock options for cash	1,766	2	6,107	—	—	6,109
Issuance of stock pursuant to employee stock purchase plan	268	—	1,807	—	—	1,807
Net exercise of common stock warrants	58	—	—	—	—	—
Sale of common stock, net of issuance costs	9,900	9	320,277	—	—	320,286
Income tax benefit from stock options exercised	—	—	9,809	—	—	9,809

Balance at December 31, 1999	65,248	65	524,066	47,797	199	572,127
Net income	—	—	—	298,672	—	298,672
Unrealized loss on available for sale securities	—	—	—	—	(343)	(343)
Unrealized loss on investments	—	—	—	—	(50,268)	(50,268)

Comprehensive income						248,061

Exercise of stock options for cash	2,147	2	10,370	—	—	10,372
Issuance of stock pursuant to employee stock purchase plan	69		2,815	—	—	2,815
Sale of common stock, net of issuance costs	—	—	425	—	—	425
Income tax benefit from stock options exercised	—	—	29,258	—	—	29,258

Balance at December 31, 2000	67,464	67	566,934	346,469	(50,412)	863,058
Net loss	—	—	—	(297,944)		(297,944)
Unrealized gain on available for sale securities	—	—	—	—	908	908
Unrealized gain on investments					95,927	95,927

Comprehensive loss						(201,109)

Exercise of stock options for cash	831	1	4,766	—	—	4,767
Issuance of stock pursuant to employee stock purchase plan	169	—	3,863			3,863
Income tax benefit from stock options exercised	—	—	4,800	—	—	4,800

Balance at December 31, 2001	68,464	$68	$580,363	$48,525	$46,423	$675,379

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	(297,944)	$298,672	$26,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	(134,483)	114,501	(1,100)
(Gain) loss on investment in foundry	302,293	(344,168)
Depreciation	20,548	15,928	7,145
Equity in net income of joint ventures	(2,082)	—	—
Non-cash portion of restructuring charge	6,383	—	—
Loss on disposal of equipment	7,013	1,013
Compensation related to modification of stock option terms	—	425	—
Changes in assets and liabilities:
Accounts receivable	51,182	(47,477)	(31,221)
Income tax refund receivable	(28,473)	—	—
Inventories	40,632	(60,921)	(26,757)
Prepaid expenses and other current assets	6,179	(4,531)	2,931
Deposits and other assets	6,964	(3,545)	(5,721)
Accounts payable	(39,241)	36,378	23,796
Accrued payroll and related expenses	(10,936)	7,956	4,491
Income taxes payable	(4,266)	39,842	10,984
Other current liabilities, related party	31,331	—	—
Other accrued liabilities	6,352	5,937	3,934
Deferred revenue	(34,934)	21,357	1,931
Other non-current liabilities, related party	1,416	3,485	—

Total adjustments	225,878	(213,820)	(9,587)

Net cash provided by (used in ) operating activities	(72,066)	84,852	16,963

Cash flows from investing activities:
Purchases of short-term investments	(224,659)	(593,146)	(332,379)
Proceeds from short-term investments	380,207	643,734	139,391
Acquisition of property and equipment	(26,223)	(26,586)	(21,391)
Investment in FlashVision	(14,970)	(134,730)	—
Investment in equity securities	(44,498)	(7,200)	—
Deposit in escrow account for investment in equity securities	20,004	(20,004)	—
Restricted cash	(64,734)

Net cash used in investing activities	25,127	(137,932)	(214,379)

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	121,531	—	—
Sale of common stock and warrants	8,630	13,187	328,202

Net cash provided by financing activities	130,161	13,187	328,202

Net increase (decrease) in cash and cash equivalents	83,222	(39,893)	130,786

Cash and cash equivalents at beginning of year	106,277	146,170	15,384

Cash and cash equivalents at end of year	$189,499	$106,277	$146,170

Supplemental disclosure of cash flow information:
Cash paid for income taxes	13,962	37,260	4,306

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

SanDisk Corporation (the Company) was incorporated in Delaware on June 1, 1988, to design, manufacture, and market industry-standard, solid-state mass storage products using proprietary, high-density flash memory technology. The Company operates in one segment and serves customers in the consumer electronics, industrial, communications and highly portable computing markets. Principal geographic markets for the Company’s products include the United States, Japan, Europe and the Far East.

Supplier and Customer Concentrations

A limited number of customers historically have accounted for a substantial portion of the Company’s revenues. Sales to our top 10 customers accounted for approximately 49%, 48%, and 57%, respectively, of our product revenues for the fiscal years ended December 31, 2001, 2000, and 1999. In 2001 and 2000, no single customer accounted for more than 10% of total revenues. In 1999, revenues from one customer exceeded 10% of total revenues. Sales of the Company’s products will vary as a result of fluctuations in market demand. Further, the flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid technological obsolescence.

Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. All of the Company’s products require silicon wafers. The majority of the Company’s flash memory wafers are currently supplied by the Company’s FlashVision joint venture with Toshiba. After the restructuring of the FlashVision joint venture, all of the Company’s NAND flash memory wafers will be supplied by Toshiba’s wafer facility in Yokkaichi, Japan. In the third quarter of 2001, the Company began to purchase controller wafers from UMC and is continuing development of advanced flash memory technology utilizing the 0.15 micron technology design rules at UMC. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company’s needs, to produce wafers of acceptable quality and with acceptable manufacturing yields and to deliver those wafers to the Company on a timely basis. On occasion, the Company has experienced difficulties in each of these areas. Under the Company’s joint venture agreement with Toshiba, the Company is committed to purchase 50% of FlashVision’s wafer output from the Dominion, Virginia fabrication facility prior to the FlashVision restructuring and from the Yokkaichi fabrication facility after the restructuring.

Under the terms of the Company’s wafer supply agreements, the Company is obligated to provide a monthly rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each forecast constitute a binding commitment and the estimates for the remaining months may not increase or decrease by more than a certain percentage from the previous month’s forecast. These restrictions limit the Company’s ability to react to significant fluctuations in demand for its products. As a result, the Company has not been able to match its purchases of wafers to specific customer orders, and therefore the Company has taken write downs for potential excess inventory purchased prior to the receipt of customer orders and may be required to do so in the future. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result in fluctuations in gross margins on a quarter to quarter basis. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, if the Company is unable to obtain scheduled quantities of wafers from any foundry with acceptable yields, the Company’s business, financial condition and results of operations could be negatively impacted.

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Basis of Presentation

The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal year 2001 ended on December 30, 2001 and was 52 weeks in length. Fiscal year 2000 ended on December 31, 2000 and was 52 weeks in length. Fiscal year 1999 ended on January 2, 2000 and was 53 weeks in length. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Critical Accounting Policies & Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition.    The Company recognizes net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and collectibility is reasonably assured. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers under agreements allowing price protection and/or right of return are deferred until the retailers or distributors sell the merchandise.

Customer Incentives, Returns and Allowances.    The Company records estimated reductions to revenue for customer programs and incentive offerings including promotions and other volume-based incentives when these programs are granted to customers. These incentives generally apply only to its retail customers, which represented 75% of its product revenues in fourth quarter of 2001. If market conditions were to decline, the Company may take actions to increase customer incentive offerings to its retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. In addition, the Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. The Company’s reserve for returns was not material at December 31, 2001 and 2000. .

Allowance for Doubtful Accounts-Methodology.    The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial down-grading of credit ratings), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due based on its historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the Company’s estimates of the recoverability of amounts due it could be reduced by a material amount.

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty Costs.    The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, its warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates, repair or replacement costs differ from the Company’s estimates, increases to its warranty liability would be required.

Valuation of Financial Instruments.    The Company’s short-term investments include investments in marketable equity and debt securities. The Company also has equity investments in semiconductor wafer manufacturing companies, UMC of $194.9 million and Tower of $16.6 million, as of December 31, 2001. In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. Due to the slowdown in the semiconductor industry and economic recession in 2001, the market value of the Company’s UMC and Tower investments declined significantly. These declines were deemed to be other-than-temporary and losses totaling $302.3 million were recognized. If the slowdown in the semiconductor industry continues in 2002, the Company may recognize additional losses on these investments.

Inventories—Slow Moving and Obsolescence.    The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Reclassification

Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

Cash Equivalents and Short-Term Investments

        Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash equivalents and short-term investments consist of money market funds, taxable commercial paper, U.S. government agency obligations, corporate / municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock. Short-term investments also include the unrestricted portion of the Company’s investment in foundries for which trading restrictions expire within one year. The fair market value, based on quoted market prices, of cash equivalents and short-term investments is substantially equal to their carrying value at December 31, 2001 and 2000.

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the terms of the FlashVision lease agreements, the Company as guarantor is required to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments. As of December 31, 2001, the Company had guaranteed $129.5 million of FlashVision lease commitments and pledged $64.7 million of cash and cash equivalents and $64.7 million of its UMC equity securities. This pledged cash and cash equivalents and marketable equity securities are included in “Restricted cash and cash equivalents” and “Restricted investment in UMC” on the Company’s balance sheet.

The Company’s investments as of December 31, 2001 and 2000 are as follows (in thousands):

	December 31, 2001			December 31, 2000
	Unrestricted	Restricted	Total	Unrestricted	Total
Cash equivalents:
Money market fund	$108,311	$64,734	$173,045	$2,921	$2,921
Commercial paper	79,379	0	79,379	60,505	$60,505
Corporate notes / bonds	0	0	0	12,492	12,492

Total	187,690	64,734	252,424	$75,918	$75,918

Short term investments:
U.S. government agency obligations	$3,000	$0	$3,000	$10,004	$10,004
Municipal notes / bonds	70,739	0	70,739	136,580	$136,580
Corporate notes / bonds	13,061	0	13,061	47,795	$47,795
Commercial paper	7,958	0	7,958	6,115	$6,115
Auction rate preferred stock	10,700	0	10,700	59,967	$59,967
Marketable equity securities *	105,407	64,734	170,141	112,855	112,855

Total	$210,865	$64,734	$275,599	$373,316	$373,316

Total cash equivalents and short term investments	$398,555	$129,468	$528,023	$449,234	$449,234

*	Includes Investment in Foundries, short-term.

The unrealized gain on available-for-sale securities at December 31, 2001 was $46.4 million. At December 31, 2000, the unrealized loss on available-for-sale securities was $50.4 million. The unrealized gain includes $95.8 million of unrealized gain on the Company’s investment in UMC in the fourth quarter of 2001 (see “Investment in Foundry” below). Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities during the years ended December 31, 2001 and 2000 were immaterial.

Debt securities at December 31, 2001 and 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2001	2000
	(In thousands)
Short term investments
Due in one year or less	$64,079	$94,554
Due after one year through two years(1)	41,422	165,907

Total	$105,501	$260,462

(1)	Includes $5.3M of investments maturing in greater than 2 years.

Long-Term Investments

The Company holds minority equity investments in companies having operations or technology in areas within SanDisk’s strategic focus. Certain of the investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments in non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income and expense.

Accounts Receivable

Accounts receivable include amounts owed by geographically dispersed distributors, retailers, and OEM customers. No collateral is required. Provisions are provided for sales returns, product exchanges and bad debts.

The activity in the allowance for doubtful accounts is as follows (in thousands):

For the year ended December 31,	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (Write-offs)	Balance at End of Period
1999	$1,069	$945	$143	$1,871
2000	$1,871	$3,991	$852	$5,010
2001	$5,010	$829	$920	$4,919

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows (in thousands):

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2001	2000
Raw materials	$6,325	$33,092
Work-in-process	18,850	53,921
Finished goods	30,793	9,587

	$55,968	$96,600

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

Property and equipment consist of the following (in thousands):

	December 31,
	2001	2000
Machinery and equipment	$62,656	$62,310
Software	8,481	7,435
Furniture and fixtures	2,076	2,103
Leasehold improvements	6,227	5,842

Property and equipment, at cost	79,440	77,690
Accumulated depreciation and amortization	(45,710)	(36,595)

Property and equipment, net	$33,730	$41,095

Investment in Foundries

The Company has made equity investments in semiconductor wafer manufacturing companies to obtain access to advanced wafer manufacturing capacity. The current portion of “Investment in Foundries” includes the unrestricted available-for-sale portion of the Company’s investments in UMC and Tower. The non-current portion of “Investment in Foundries” includes the portion of the Company’s investments in UMC and Tower that will not be available-for-sale within one year due to trading restrictions. As of December 31, 2001, the Company’s total investment in UMC was valued at $194.9 million and its total investment in Tower was valued at $16.6 million. The Company accounts for these investments on a cost basis. In connection with the Tower agreement, the Company received prepaid wafer credits. The Company periodically assesses the value of these prepaid wafer credits for recoverability considering the timing and quantity of its planned wafer purchases from Tower, the contractual limitations on the amount of wafer credits that can be applied to purchases on an annual basis, the status of foundry construction and general economic conditions and writes down the value as necessary. As of December 31, 2001, the Company has not attributed any value to these wafer credits. See Note 8.

Investment in Joint Venture

On June 30, 2000, the Company closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, SanDisk and Toshiba formed FlashVision, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. As of December 31, 2001, the Company invested the final $15.0 million of its $150.0 million commitment in FlashVision for 49.9% ownership and guaranteed FlashVision lease obligations of $129.5 million. The Company accounts for its investment in FlashVision using the equity method. See Note 8.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which requires that revenue from product sales and patent license fees be recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is reasonably assured.

Product revenue, less a provision for estimated sales returns, is recognized when title passes which is generally at the time of shipment. However, revenue on shipments to distributors and retailers, subject to certain rights of return and price protection, is deferred until the merchandise is sold by the distributors or retailers, or the rights expire. At December 31, 2001 and 2000, deferred revenue, net of related costs, from sales to distributors and retailers was $6.2 million and $42.6 million, respectively.

The Company earns patent license and royalty revenue under patent cross-license agreements with several companies including Hitachi Ltd., Intel Corporation, Lexar Media, Inc., Samsung Electronics Company Ltd., Sharp Electronics Corporation, Silicon Storage Technology, Inc., SmartDisk Corporation, Sony Corporation, TDK and Toshiba Corporation. The Company’s current license agreements provide for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

Patent license and royalty revenue is recognized when earned. In 2001, 2000 and 1999, the Company received payments under these cross-license agreements, portions of which were recognized as revenue and portions of which are deferred revenue. The Company receives royalty revenue reports from certain of its licensees and records all revenues one quarter in arrears. The Company’s cross license arrangements, that include a guaranteed access to flash memory supply, were recorded based upon the cash received for the arrangement as the Company does not have vendor specific objective evidence for the fair value of the intellectual property exchanged or supply guarantees received. Under these multi-element arrangements the Company has recorded the cash received as the total value of goods received and is amortizing the amounts over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as the Company meets certain obligations as provided in the various agreements. At December 31, 2001 and 2000, deferred revenue from patent license agreements was $9.6 million and $8.1 million, respectively. The cost of revenues associated with patent license and royalty revenues are insignificant.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising costs were $8.8 million, $8.2 million, and $3.6 million in 2001, 2000, and 1999, respectively.

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001	2000	1999
Numerator:
Numerator for basic and diluted net income (loss) per share—net income (loss)	$(297,944)	$298,672	$26,550

Denominator for basic net income (loss) per share:
Weighted average common shares	68,148	66,861	55,834

Basic net income (loss) per share	$(4.37)	$4.47	$0.48

Denominator for diluted net income (loss) per share:
Weighted average common shares	68,148	66,861	55,834
Incremental common shares attributable to exercise of outstanding employee stock options and warrants (assuming proceeds would be used to purchase common stock)	0	5,790	5,599

Shares used in computing diluted net income (loss) per share	68,148	72,651	61,433

Diluted net income (loss) per share	$(4.37)	$4.11	$0.43

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings (loss) per share includes the dilutive effects of stock options, warrants, and convertible securities. Options and warrants to purchase 4,892,912; 907,380 and 190,807 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but have been omitted from the diluted earnings per share calculation because the options’ exercise price was greater than the average market price of the common shares and, therefore the effect would be antidilutive. Incremental common shares attributable to the assumed conversion of the Company’s convertible subordinated debentures were not included in the per share computation as the effect would be antidilutive for fiscal year 2001.

Stock Based Compensation

The Company accounts for employee stock based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Pro forma net income (loss) and net income (loss) per share disclosures are required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” and are included in Note 4.

Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) Opinion 16 “Business Combinations” and SFAS No. 38 “Accounting for Pre-acquisition Contingencies,” and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company did not engage in any merger or acquisition activity during the year and therefore, application of SFAS 141 is not expected to have a material impact on results of operation and financial position in 2002.

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 142, supersedes APB Opinion No. 17, “Intangible Assets,” and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. Application of the non-amortization provisions and changes in estimated useful lives of intangibles of FAS 142 for goodwill is not expected to have a material impact on results of operations and financial position in 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objective of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Sandisk is evaluating the impact of SFAS No. 144 on its financial position and results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a deduction from revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: a) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and b) the vendor can reasonably estimate the fair value of that benefit. The Company will adopt EITF 01-09 effective January 1, 2002. The adoption of EITF 01-09 is not expected to have a material impact on the Company’s results of operations and financial position in 2002.

Note 2:    Financial Instruments

Concentration of Credit Risk

The Company’s concentration of credit risk consists principally of cash, cash equivalents, short-term investments and trade receivables. The Company’s investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer. The Company sells to original equipment manufacturers, retailers and distributors in the United States, Japan, Europe and the Far East, performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral. Reserves are maintained for potential credit losses.

Off Balance Sheet Risk

Under our FlashVision joint venture agreement with Toshiba (see Note 8), we are obligated to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of December 31, 2001, we had guarantee obligations in the amount of $129.5 million, with ABN AMRO Bank, N.V. as agent for a syndicate of financial institutions, on the equipment lease lines to equip FlashVision’s manufacturing clean room with advanced wafer processing equipment. Under the terms of the FlashVision lease agreements, we as guarantor are subject to certain financial covenants. We obtained a compliance waiver for the third quarter of 2001 and negotiated an amendment to the lease agreement which includes a modification of the covenant requirements and requires us to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments. As of December 31, 2001, we had pledged cash of $64.7 million and UMC equity securities of $64.7 million and was in compliance with the covenant requirements.

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3:    Commitments and Contingencies

Commitments

The Company is obligated to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of December 31, 2001, the Company had guarantee obligations in the amount of $129.5 million, with ABN AMRO Bank, N.V. as agent for a syndicate of financial institutions, on the equipment lease lines to equip FlashVision’s manufacturing clean room with advanced wafer processing equipment. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and will repay all amounts outstanding thereunder in April 2002. The Company and Toshiba are currently seeking other sources of financing to replace the ABN AMRO lease facility. However, under the terms of the FlashVision lease agreements, the Company as guarantor remains at this time subject to certain financial covenants, including calculations of leverage, tangible net worth, fixed charge coverage and current assets to current liabilities. The Company obtained a compliance waiver for the third quarter of 2001 and negotiated an amendment to the lease agreement which includes a modification of the covenant requirements and requires it to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments. As of December 31, 2001, the Company had pledged cash of $64.7 million and UMC equity securities of $64.7 million as collateral against the lease balance of $129.5 million. While these assets are pledged, they are not available to the Company to be used to fund operations.

In December 2001, the Company signed a binding memorandum of understanding, or MOU, with Toshiba under which the Company and Toshiba agreed to restructure our FlashVision business by consolidating its FlashVision advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility at Yokkaichi, Japan. In April 2002, the Company and Toshiba finalized certain agreements related to the restructuring. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it had at Dominion in Virginia. Under the joint venture agreement, the Company is contractually obligated, and expects to continue to be obligated after the restructuring of its FlashVision joint venture, to purchase half of FlashVision’s NAND wafer production output.

Apart from its commitment to purchase 50% of the FlashVision wafer output from Yokkaichi after the restructuring, the Company will also purchase NAND wafers from Toshiba’s current Yokkaichi fabrication facility on a foundry relationship basis. This foundry relationship will be conducted under a firm purchase order commitment over rolling three-month periods. NAND wafers are ordered under purchase orders at market prices and cannot be cancelled. At December 31, 2001, approximately $32.5 million of non-cancelable purchase orders for flash memory wafers from FlashVison were outstanding. If the Company places purchase orders with Toshiba and its business condition deteriorates, it may end up with excess inventories of NAND wafers, which could harm its business and financial condition. The Company will incur start-up costs and pay its share of ongoing operating activities even if we do not utilize our full share of the new Yokkaichi output.

As part of their joint venture agreement, the Company and Toshiba also agreed to share certain research and development expenses related to the development of advanced NAND flash memory technologies. As of December 31, 2001, the Company had accrued current liabilities related to these expenses of $15.3 million and long-term liabilities of $4.9 million. These obligations will be paid in installments throughout 2002 and 2003. In addition, beginning in 2002, the Company will make quarterly payments to Toshiba for the Company’s portion of the research and development expenses associated with the continued development of advanced NAND flash memory technologies. The amount of these payments will be calculated as a percentage of the Company’s revenues from NAND flash memory products.

On July 4, 2000, the Company entered into a share purchase agreement to make a $75.0 million investment in Tower, in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones. During 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, the Company invested $42.5 million. Under the original agreement, additional contributions by the Company will take the form of mandatory warrant exercises for ordinary shares at an exercise price of $30.00 per share if other milestones are met by Tower. The warrants will expire five years from the date of grant, and in the event the key milestones are not achieved, the exercise of these warrants will not be mandatory. However, in March 2002, the Company modified its share purchase agreement with Tower by

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreeing to advance the payments for the third and fourth milestones to April 5, 2002 and October 1, 2002, respectively. The payment for the third milestone of $11.0 million was paid on April 5, 2002 and the payment for the fourth milestone of $11.0 million will be paid on October 1, 2002. We will make this payment whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this, and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date, referred to as the ATP, (provided, however, that pursuant to the purchase agreement as modified, the ATP shall not exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to the Company’s pre-paid wafer account, to be applied against orders placed with Tower’s new fabrication facility, when completed; provided, however, that until July 1, 2005, these amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. As a result of the Company’s investment of $11.0 million for the third milestone, the Company received 1,071,497 additional Tower ordinary shares and $4.4 million in prepaid wafer credits. On a quarterly basis, the Company will assess the value of the prepaid wafer credits considering the timing and quantity of its planned wafer purchases from Tower, the contractual limitations on the amount of wafer credits that can be applied to purchases on an annual basis, the status of foundry construction and general economic conditions. If it determines that the value of these wafer credits is not recoverable, a write-down will be recorded.

The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2006. Future minimum lease payments under operating leases at December 31, 2000 are as follows (in thousands):

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ending December 31,
2002	$2,623
2003	2,408
2004	2,430
2005	2,264
2006	1,029

Total	$10,754

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

Contingencies

The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that there will not be any disputes regarding the Company’s intellectual property rights. Specifically, there can be no assurance that any patents held by the Company will not be invalidated, that patents will be issued for any of the Company’s pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company’s products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company’s patents.

To preserve its intellectual property rights, the Company believes it may be necessary to initiate litigation with one or more third parties, including but not limited to those the Company has notified of possible patent infringement. In addition, one or more of these parties may bring suit against the Company. Any litigation, whether as a plaintiff or as a defendant, would likely result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company.

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

        On October 15, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe the Company’s U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable. On April 19, 2002, Micron filed

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a motion seeking to amend its counterclaim to assert allegations that the Company has infringed or is infringing five patents: U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. The Company intends to oppose Micron’s motion.

On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, the complaint seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe the Company’s U.S. patent No. 5,602,987, or the ‘987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. The Company has filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied the Company’s motion. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On November 30, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International—USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International—USA Inc., Civil No. C 01-21111, the complaint seeks damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our ‘987 Patent. The Company has motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On April 8, 2002, the Court heard argument on the preliminary injunction motion and a decision on the motion is pending. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleges that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and seeks a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and cost of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. The counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. On April 3, 2002, Samsung filed its first amended complaint. The amended complaint restricted Samsung’s original infringement allegations with respect to the four patents listed above to SanDisk products that include NAND flash memory. A substantial percentage of SanDisk products include NAND flash memory devices. On April 26, 2002, we filed an answer to Samsung’s first amended complaint and amended counterclaims. This answer and amended counterclaims again denied infringement and asserted that the Samsung patents are invalid and/or unenforceable. In SanDisk’s amended counterclaims, we seek relief for both breach of the 1997 agreement and a declaration of our rights under the 1997 agreement. A trial has been schedule for October 2002 on this matter. On April 26, 2002, we filed a complaint against Samsung in the United States District Court for the Northern District of California, Civil No. C02-2069 MJJ, for declaratory judgment of non-infringement, invalidity, a declaration of rights under the 1997 agreement with Samsung and breach of contract.

        On March 21, 2000, Mitsubishi Denki Co. Ltd. (Mitsubishi Electric) filed a complaint in Tokyo District Court against SanDisk K.K., SanDisk’s wholly owned subsidiary in Japan. The complaint alleges that SanDisk K.K., based in Yokohama, Japan, infringes on three Mitsubishi Japanese patents, which are related primarily to the mechanical construction of memory cards. In the complaint, Mitsubishi asked the court for a preliminary injunction halting the sale of SanDisk CompactFlash and flash ATA memory cards in Japan. Mitsubishi dropped two of the patents from the suit. During the second quarter, we won a favorable ruling, dismissing the complaint on the third patent and thereby concluding the Mitsubishi lawsuit.

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In Chile, Compaq Corporation is opposing our attempt to register CompactFlash as a trademark. We do not believe that our failure to obtain registration for the CompactFlash mark in any country will materially harm our business. SanDisk successfully obtained the United States trademark registration for the mark “CompactFlash”.

In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology, or discontinue the use of certain processes.

From time to time the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys’ fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company’s insurance policies. There can be no assurance that any future obligation to indemnify the Company’s customers or suppliers, will not have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Note 4:    Convertible Subordinated Notes Payable

On December 24, 2001, the Company completed a private placement of $125.0 million of 4½% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002 the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes, for which the Company received net proceeds of approximately $145.9 million. Based on the aggregate principal amount at maturity of $150.0 million, the Notes provide for semi-annual interest payments of $3.4 million each on May 15 and November 15. The Notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 54.2535 shares per $1,000 principal amount of the Notes, subject to adjustment in certain events. At anytime on or after November 17, 2004, the Company may redeem the notes in whole or in part at a specified percentage of the principal amount plus accrued interest. The debt issuance costs are being amortized over the term of the Notes using the interest method.

Note 5:    Stockholders’ Equity

Stock Benefit Plan

The 1989 Stock Benefit Plan, in effect through August 1995, comprised two separate programs, the Stock Issuance Program and the Option Grant Program. The Stock Issuance Program allowed eligible individuals to immediately purchase the Company’s common stock at a fair value as determined by the Board of Directors. Under the Option Grant Program, eligible individuals were granted options to purchase shares of the Company’s common stock at a fair value, as determined by the Board of Directors, of such shares on the date of grant. The options generally vest over a four-year period, expiring no later than ten years from the date of grant. Unexercised options are canceled upon the termination of employment or services. Options that are canceled under this plan will be available for future grants under the 1995 Stock Option Plan. There were no shares available for option grants under the 1989 Stock Benefit Plan at December 31, 2001.

1995 Stock Benefit Plan

The 1995 Stock Option Plan provides for the issuance of incentive stock options and nonqualified stock options. Under this plan, the vesting and exercise provisions of option grants are determined by the Board of Directors. The options generally vest over a four-year period, expiring no later than ten years from the date of grant.

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

1995 Non-employee Directors Stock Option Plan

In August 1995, the Company adopted the 1995 Non-employee Directors Stock Option Plan (the Directors’ Plan). Under this plan, automatic option grants are made at periodic intervals to eligible non-employee members of the Board of Directors. Initial option grants vest over a four-year period. Subsequent annual grants vest one year after date of grant. All options granted under the Non-employee Directors Stock Option Plan expire ten years after the date of grant. In May 1999, the stockholders increased the shares available for future issuance under the 1995 Non-Employee Directors Stock Option Plan by 400,000 and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to 0.2% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 200,000 shares. At December 31, 2001, the Company had reserved 800,000 shares for issuance under the Directors’ Plan and a total of 528,000 options had been granted at exercise prices ranging from $5.00 to $70.063 per share.

A summary of activity under all stock option plans follows (shares in thousands):

	Total Available for Future Grant/Issuance	Total Outstanding	Weighted Average Exercise Price
Balance at December 31, 1998	1,804	8,252	$4.75

Increase in authorized shares	7,400	—
Granted	(3,000)	3,000	$31.00
Exercised	—	(1,766)	$3.47
Canceled	308	(308)	$9.69

Balance at December 31, 1999	6,512	9,178	$9.50

Granted	(2,290)	2,290	$53.57
Exercised	—	(2,147)	$4.85
Canceled	469	(469)	$9.69

Balance at December 31, 2000	4,691	8,852	$25.29

Granted	(1,272)	1,272	$19.39
Exercised	—	(831)	$5.73
Canceled	674	(674)	$32.10

Balance at December 31, 2001	4,093	8,619	$25.77

At December 31, 2001, options outstanding were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding as of December 31, 2001	Weighted Average Exercise Price
$ 0.375 – $ 6.000	1,688,083	5.49	$4.650	1,458,117	$4.634
$6.0625 – $ 10.82	1,693,066	7.43	$7.8299	971,610	$7.134
$11.450 – $ 30.000	1,531,510	8.55	$22.257	618,995	$22.073
$31.188 – $ 34.375	1,207,391	8.89	$34.159	306,609	$34.064
$35.813 – $ 35.813	1,444,346	7.95	$35.813	724,880	$35.813
$36.125 – $139.500	1,054,996	8.33	$70.100	468,042	$69.763

$ 0.375 – $139.500	8,619,392	7.65	$25.769	4,548,253	$21.197

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Stock Based Compensation

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of this Statement. The fair value for the options granted was estimated at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions: risk-free interest rates of 4.68%, 6.16% and 5.52% for 2001, 2000 and 1999, respectively; a dividend yield of 0.0%, a volatility factor of the expected market price of the Company’s common stock of 0.955, 0.951 and 0.888 for 2001, 2000 and 1999 respectively; and a weighted-average expected life of the option of approximately 5 years. The weighted average fair value of those options granted were $14.47, $39.82 and $22.38 for 2001, 2000 and 1999, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Under the 1995 Employee Stock Purchase Plan, participating employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 53% of eligible employees participated in the plan in 2001 and 78% and 79% in 2000 and 1999, respectively. Under the Plan, the Company sold 169,044, 69,423 and 269,092 shares to employees in 2001, 2000 and 1999, respectively. Pursuant to APB 25 and related interpretations, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees’ purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 2001, 2000 and 1999: dividend yield of 0.0%; and expected life of 6 months; expected volatility factor of .80 and .94 in 2001, 1.56 and 1.18 in 2000 and .98 and 1.16

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 1999; and a risk free interest rate ranging from 4.38% to 6.43%. The weighted average fair value of those purchase rights granted in February 1999, August 1999, February 2000, August 2000, February 2001 and August 2001 were $6.01, $17.72, $38.69, $29.24, $11.67 and $10.15, respectively.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years ended December 31,
	2001	2000	1999
Pro forma net income (loss)	$(331,676)	$276,421	$19,625
Pro forma net income (loss) per share
Basic	$(4.87)	$4.13	$0.35
Diluted	$(4.87)	$3.80	$0.32

Shareholder Rights Plan

On April 21, 1997, the Company adopted a shareholder rights plan (the Rights Agreement). Under the Rights Agreement, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on April 28, 1997. The rights will expire on April 28, 2007 unless redeemed or exchanged. Under the Rights Agreement, each right will initially entitle the registered holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock for $500.00. The rights will become exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock.

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

Note 7:    Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousands):

	December 31,
	2001	2000	1999
Current:
Federal	($28,455)	$53,683	$10,354
State	38	13,296	2,117
Foreign	6,845	10,211	4,105

	(21,572)	77,190	16,576
Deferred:
Federal	(97,388)	94,147	(2,600)
State	(25,040)	21,683	(400)
Foreign	—	500	(500)

	(122,428)	116,330	(3,500)
Provision for (benefit from) income taxes	($144,000)	$193,520	$13,076

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax benefits associated with stock options increased taxes receivable by $4.8 million in 2001 and reduced taxes payable by $29.3 millionand $9.8 million in 2000 and 1999, respectively. Such benefits are credited to capital in excess of par when realized.

The Company’s provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory rates to income (loss) before taxes as follows:

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2001	2000	1999
Federal statutory rate	(35.0%)	35.0%	35.0%
State taxes, net of federal benefit	(5.6)	4.6	2.8
Research credit	(0.6)	(0.2)	(1.7)
Tax exempt interest income	(0.5)	(0.8)	(3.9)
Valuation allowance	8.2	—	—

Other individually immaterial items	0.9	0.7	0.8

	(32.6%)	39.3%	33.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2001 and 2000 are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Inventory reserves	$35,900	$13,000
Deferred revenue	6,500	17,100
Accruals and other reserves	8,500	11,400
Credit carryforwards	27,900	—
NOL carryforward	6,400	—
Unrealized loss on investment write down	8,400	—
Other	3,300	1,200

Subtotal: Deferred tax assets	97,200	42,700
Less: Valuation allowance	(36,100)	—

Total: Deferred tax assets	$61,100	$42,700

Deferred tax liabilities:
Unrealized gain on exchange of Foundry shares	(61,100)	(105,600)

Total: Deferred tax liabilities	(61,100)	(105,600)

Total net deferred tax assets/ (liabilities)	$—	$(62,900)

The Company provided a full valuation allowance against the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $36.1million in 2001. Approximately $4.8 million of the valuation allowance shown above relates to tax benefits from stock option deductions that will be credited to equity when realized.

The Company has a federal net operating loss carryforward of approximately $11 million that will expire in 2021 and state net operating losses of approximately $36 million that will begin to expire at various dates beginning in 2006 through 2021. The Company has various federal and state tax credits that will begin to expire at various dates beginning in 2004 through 2021. Federal alternative minimum tax credits and certain state credits do not expire.

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

Note 8:    Joint Venture, Strategic Manufacturing Relationships and Investments

On June 30, 2000, the Company closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, SanDisk and Toshiba formed FlashVision, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia.In January 2001, the Company invested the final $15.0 million of its $150.0 million cash commitment in FlashVision. The Company agreed to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of December 31, 2001, the Company had guarantee obligations in the amount of $129.5 million, with ABN AMRO Bank, N.V. as agent for a syndicate of financial institutions, on the equipment lease lines to equip FlashVision’s manufacturing clean room with advanced wafer processing equipment. Although FlashVision recently terminated the ABN AMRO lease facility, as further discussed below, under the terms of the FlashVision lease agreements, the Company as guarantor remains at this time subject to certain financial covenants. The Company obtained a compliance waiver for the third quarter of 2001 and negotiated an amendment to the lease agreement. which includes a modification of the covenant requirements and requires the Company to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments. As of December 31, 2001, we had pledged cash of $64.7 million and UMC equity securities of $64.7 million. While these assets are pledged, they are not available to the Company to be used to fund operations.

In December 2001, the Company signed a binding memorandum of understanding, or MOU, with Toshiba under which the Company and Toshiba agreed to restructure their FlashVision business by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility at Yokkaichi, Japan. In April 2002, the Company and Toshiba finalized certain agreements related to the restructuring. The Yokkaichi fabrication facility, or Yokkaichi, is Toshiba’s most advanced memory fabrication facility and has approximately twice the wafer fabrication capacity of Dominion. Through this consolidation, the Company expects Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the agreements, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to undertake full responsibility for the transition, which is expected to be completed in 2002. Once the consolidation is completed, Yokkaichi’s total NAND wafer output will match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. In March 2002, FlashVision notified ABN AMRO that it was exercising its right of early termination under the lease facility and repaid all amounts outstanding thereunder in April 2002. Accordingly, the Company is no longer subject to the financial covenants or collateralization requirements of the ABN AMRO bank lease. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002 and the Company anticipates that FlashVision will finalize a new equipment lease arrangement by the end of the second quarter of 2002.

The Company invested $51.2 million in United Silicon, Inc., (“USIC”) a semiconductor manufacturing subsidiary of United Microelectronics Corporation in Taiwan (“UMC”). In January 2000, the USIC foundry was merged into the UMC parent company. In exchange for its USIC shares, the Company received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. All of the UMC shares the Company received as a result of the merger were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. As of December 31, 2001, the trading restrictions had expired on 66.7 million shares. The remaining 44.4 million shares will become available for sale over a two-year period beginning in January 2002.In July of 2001, the Company received stock dividends from UMC of 20.0 million and 22.2 million shares in 2001 and 2000, respectively.

Due to the decline in the UMC stock price from the weakness in the semiconductor industry, the value of the Company’s investment in UMC had declined to $194.9 at December 31, 2001. It was determined that the decline in the market value of the investment was other than temporary, as defined by generally accepted accounting principles and a loss of $275.8 million, or $166.9 million net of taxes was recorded in accordance with Statement of Financial Accounting Standards Number 115. In its determination of the substantial and other than temporary decline in the value of its investment in UMC, the Company considered the substantial and sustained decline in UMC’s share price,

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the financial condition and results of operations of UMC and the down turn and uncertainty in the semiconductor industry and economy in general. The loss was included in loss on investment in foundry. If the fair value of the UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, there may be a gain or loss due to fluctuations in the market value of UMC stock or if UMC shares are sold.

On July 4, 2000, the Company entered into a share purchase agreement to make a $75.0 million investment in Tower Semiconductor, (“Tower”), in Israel, representing approximately 10% ownership of Tower. The investment is subject to the completion of certain milestones relative to the construction of a new wafer fabrication facility by Tower. During 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, the Company has invested $42.5 million to purchase 1,599,931 ordinary shares and obtain wafer credits of $21.4 million. In September 2001, the Company agreed to convert 75% of its wafer credits to equity at a price of $12.75 per share and received an additional 1,284,007 ordinary shares. The Company expects first wafer production to commence at the new fabrication facility in the first half of 2003. Due to the continued weakness in the semiconductor industry, the value of the Company’s Tower investment and remaining wafer credits had declined to $16.6 million on December 31, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles and a loss of $20.6 million was recorded in the second half of 2001. In its determination of the substantial and other than temporary decline in the value of its investment in Tower, the Company considered the substantial and sustained decline in Tower’s share price, the financial condition and results of operations of Tower, the development stage of the Tower wafer foundry, the Company’s ability to utilize the wafer credits received under the agreement and the down turn and uncertainty in the semiconductor industry and economy in general. In addition, the Company recognized a loss of $5.5 million on the exchange of 75% of its Tower wafer credits for 1, 284,007 ordinary shares at $12.75 per share. These losses totaling $26.1 million, or $15.8 million net of tax benefit, were recorded in loss on investment in foundry in 2001. The Company accounts for its investment in Tower on a cost basis.

In March 2002, the Company modified its share purchase agreement with Tower by agreeing to advance the payments of the third and fourth milestone payment dates to April 5, 2002 and October 1, 2002, respectively. The payment for the third milestone of $11.0 million was paid on April 5, 2002 and the payment for the fourth milestone of $11.0 million will be paid on October 1, 2002. The Company will make this payment whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this, and as part of the modification to the share purchase agreement, Tower has agreed that of the aggregate payment of $22.0 million represented by the third and fourth milestone payments, (i) 60% of this amount, or $13.2 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date, referred to as the ATP, (provided, however, that pursuant to the purchase agreement as modified, the ATP shall not exceed $12.50 per share) and (ii) 40% of this amount, or $8.8 million, will be credited to the Company’s pre-paid wafer account, to be applied against orders placed with Tower’s new fabrication facility, when completed; provided, however, that until July 1, 2005, these amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. As a result of the Company’s investment of $11.0 million for the third milestone, the Company received 1,071,497 additional Tower ordinary shares and $4.4 million in prepaid wafer credits. On a quarterly basis, the Company will assess the value of the prepaid wafer credits considering the timing and quantity of its planned wafer purchases from Tower, the contractual limitations on the amount of wafer credits that can be applied to purchases on an annual basis, the status of foundry construction and general economic conditions. If it determines that the value of these wafer credits is not recoverable, a write-down will be recorded.

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

On August 9, 2000, SanDisk entered into a joint venture, Digital Portal, Inc. (“DPI”), with Photo-Me International (“PMI”) for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement,

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company and PMI will each make an initial investment of $4.0 million for 50% ownership and secure lease financing for the purchase of the kiosks. During 2001, the Company invested $2.0 million in DPI. Recently, DPI has changed its business plan from 100% leasing the kiosks to customers and sharing in the photo printing revenues generated, to a mix of leasing and selling the kiosks outright. While this plan may reduce the long-term cumulative income from each kiosk, it is expected to substantially reduce DPI’s requirements for lease financing. Therefore, the Company expects based on the current business plan that the total value of its lease guarantees will be below $5.0 million in 2002. PMI will manufacture the kiosks for the joint venture and will install and maintain the kiosks under contract with the joint venture. The Company accounts for this investment under the equity method, and recorded a loss of $1.4 million as its share of the equity in loss of joint venture in 2001.

On November 2, 2000, the Company made a strategic investment of $7.2 million in Divio, Inc. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using the Company’s flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, the Company owns approximately 10% of Divio and is entitled to one board seat. The Company accounts for the investment under the cost method.

Note 9:    Derivatives

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company’s consolidated financial statements.

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 10:    Restructuring Charge and Related Activities

In the third quarter of 2001, the Company adopted a plan to transfer all of its card assembly and test manufacturing operations from its Sunnyvale location to offshore subcontractors and to accelerate its transition from NOR technology to NAND technology. As a result, the Company recorded a restructuring charge of $8.5 million. The charge included $1.1 million of severance and employee related costs for a reduction in workforce of approximately 193 personnel, equipment write-off charges of $6.4 million and lease commitments of $1.0 million on a vacated warehouse facility.

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

Abandonment of Excess Equipment:    As a part of its plan to transfer all card assembly and test manufacturing operations to offshore subcontractors, the Company abandoned excess NOR wafer sort and NOR card test equipment and recorded a charge of $6.4 million in the third quarter of fiscal 2001. As of December 31, 200 1, the Company had scrapped a majority of this equipment.

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

The following table reflects the total restructuring charge:

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Equipment	Workforce Reduction	Lease Commitments	Total
	(in thousands)
Restructuring Charge	$6,383	$1,094	$1,033	$8,510
Write offs and write downs	(6,027)	—	—	(6,027)
Cash charges	—	(805)	—	(805)

Reserve balance, December 31, 2001	$356	$289	$1,033	$1,678

Note 11:    Segment Information

During fiscal 2001, 2000 and 1999, the Company operated in one segment, flash memory products. The Company markets and sells its products in the United States and in foreign countries through its sales personnel, dealers, distributors, retailers and its subsidiaries. The Company’s chief decision maker, the Chief Executive Officer, evaluates performance of the Company based on total Company results. Revenue is evaluated based on geographic region and product category. Separate financial information is not available by product category in regards to asset allocation, expense allocation, or profitability.

Geographic Information:

Sales outside the U.S. are comprised of sales to international customers in Europe, Canada, and Asia Pacific. Other than sales in U.S., Japan and Europe, international sales were not material individually in any other international location. Intercompany sales between geographic areas are accounted for at prices representative of unaffiliated party transactions.

Information regarding geographic areas for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Revenues:
United States	$163,516	$258,715	$116,922
Japan	105,056	178,564	62,176
Europe	57,386	99,352	22,674
Other foreign countries	40,343	65,181	45,218

Total	$366,301	$601,812	$246,990
Long Lived Assets:
United States	$186,167	$174,685	$25,442
Japan	388	520	261
Europe	23	55	20
Other foreign countries	41,700	198,253	57,273

Total	$228,278	$373,513	$82,996

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12:    Accumulated Other Comprehensive Income

Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and loses on available-for-sale marketable securities for all periods presented (in thousands).

	2001	2000	1999
Accumulated other comprehensive income (loss) at beginning of year	$(50,412)	$199	$471
Change of accumulated other comprehensive income during the year
Unrealized gain (loss) on investments	$95,927	$(50,268)	—
Unrealized gain (loss) on available-for-sale securities	$908	$(343)	$(272)

Accumulated other comprehensive income (loss) at year end	$46,423	$(50,412)	$199

The 2001 unrealized gain on investments included a tax expense of approximately $29.8 million and the 2000 unrealized loss on investments included a tax benefit of $34.6 million. The tax effects for other comprehensive income were immaterial in 1999.

Note 13:    Related Parties

The Company has entered into a joint venture agreement with Toshiba, under which they formed FlashVision, to produce advanced NAND flash memory wafers. See Note 8. In addition, the Company and Toshiba will jointly develop and share the research and development expenses of future generations of advanced NAND flash memory products. The Company also purchases NAND flash memory card products from Toshiba. In 2001, the Company purchased NAND flash memory wafers and card products from FlashVision and Toshiba and made payments for shared research and development expenses totaling approximately $132.3 million in 2001 and $22.0 million in 2000.The Company had accounts payable balances due to FlashVision and Toshiba of $24.0 million at December 31, 2001 and $7.9 million. The Company had accrued current liabilities due to Toshiba for joint research and development expenses of $15.3 million at December 31, 2001 and long-term liabilities of $4.9 million and $3.5 million as of December 31, 2001 and 2000, respectively.

On July 4, 2000, the Company entered into a share purchase agreement to make a $75.0 million investment in Tower, in Israel, representing approximately 10% ownership of Tower. See Note 8. SanDisk’s CEO, Dr. Eli Harari, is a member of the Tower board of directors. During 2001, the Company invested $42.5 million in Tower. No additional payments were made to Tower in 2001, no goods were purchased in 2001 and there were no liabilities due to Tower at December 31, 2001.

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes financial information for FlashVision for the nine months ended December 31, 2001 (in thousands).

Nine Months Ended December 31, 2001
(Unaudited)
Net sales	$110,706
Gross profit	4,351
Net income	5,160

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Reference is made to the information regarding directors and nominees and disclosure relating to compliance with Section 16A of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16A of the Securities Exchange Act of 1934” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2002, which information is incorporated in this Form 10-K/A by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K/A.

Item 11.    Executive Compensation

The information required by this item is set forth under “Executive Compensation and Related Information” in our Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is set forth under the caption “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report

1)  All financial statements

Page
Index to Financial Statements

Report of Ernst & Young LLP, Independent Auditors	56

Consolidated Balance Sheets	57

Consolidated Statements of Operations	58

Consolidated Statements of Stockholders’ Equity	59

Consolidated Statements of Cash Flows	60

Notes to Consolidated Financial Statements	61-86

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

2)  Exhibits required by Item 601 of Regulation S-K

A.  Exhibits

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(17)

3.4	Restated Bylaws of the Registrant, as amended to date.(16)

3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (17)

4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)

4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)

4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)

4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)

4.6	Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant.(11)

4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(16)

4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(16)

9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)

Exhibit Number	Exhibit Title

10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)

10.2	1989 Stock Benefit Plan.(2), (*)

10.3	Employee Stock Purchase Plan.(2), (*)

10.4	1995 Non–Employee Directors Stock Option Plan.(2), (*)

10.5	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

10.6	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)

10.7	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1), (6)

10.8	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)

10.9	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1), (6)

10.10	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)

10.11	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)

10.12	1995 Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.13	1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.14	1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998. (10), (*)

10.15	Master Agreement, dated as of May 9, 2000, by and among the Registrant, Toshiba Corporation and Semiconductor North America, Inc.(12), (+)

10.16	Operating Agreement dated as of May 9, 2000, by and between the Registrant and Semiconductor North America, Inc.(12)

10.17	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.18	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.19	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.20	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)

10.21	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.22	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)

10.23	Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(13), (+)

10.24	Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International, Plc.(13), (+)

10.25	Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc.(13), (+)

10.26	Stockholders’ Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.(13), (+)

10.27	Bylaws of DigitalPortal Inc.(13), (+)

10.28
Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation (14)

10.29	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd.(14)

10.30	Appendix 1 to FlashVision L.L.C. 2000 lease financing agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V.(15), (+)

Exhibit Number	Exhibit Title

10.31	Master Lease agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V.(15), (+)

10.32	Guarantee, dated as of December 27, 2000 from SanDisk Corporation to ABN AMRO Bank N.V., related to FlashVision L.L.C. 2000 lease financing.(15), (+)

10.33	Memorandum of Understanding, dated as of December 17, 2001 by and between the Registrant and Toshiba Corporation.(16)(++)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors

*	Indicates management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted for certain portions thereof.
++	Confidential treatment has been requested for certain portions thereof.
1.	Confidential treatment granted as to certain portions of these exhibits.
2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).
3.	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K.
4.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.
5.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.
6.	Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated October 16, 1997.
7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.
9.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 1, 1999.
10.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 1999.
11.	Previously filed as an Exhibit to the Registrant’s 1999 Annual Report on Form 10-K.
12.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
13.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.
14.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.
15.	Previously filed as an Exhibit to the Registrant’s 2000 Annual Report on Form 10-K.
16.	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.
17.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

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

DATED:  May 30, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* (Dr. Eli Harari)	President, Chief Executive Officer and Director	May 30, 2002

* (Irwin Federman)	Chairman of the Board, Director	May 30, 2002

/s/ MICHAEL GRAY (Michael Gray)	Vice President, Finance And Principal Financial and Accounting Officer	May 30, 2002

* (William V. Campbell)	Director	May 30, 2002

* (Dr. James D. Meindl)	Director	May 30, 2002

* (Alan F. Shugart)	Director	May 30, 2002

By:	/s/ MICHAEL GRAY
Michael Gray Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(17)

3.4	Restated Bylaws of the Registrant, as amended to date.(16)

3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (17)

4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)

4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)

4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)

4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)

4.6	Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant.(11)

4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(16)

4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(16)

9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)

10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)

10.2	1989 Stock Benefit Plan.(2), (*)

10.3	Employee Stock Purchase Plan.(2), (*)

10.4	1995 Non-Employee Directors Stock Option Plan.(2), (*)

10.5	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

10.6	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)

10.7	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1), (6)

10.8	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)

10.9	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1), (6)

10.10	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)

10.11	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)

10.12	1995 Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.13	1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.14	1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998.(10), (*)

10.15	Master Agreement, dated as of May 9, 2000, by and among the Registrant, Toshiba Corporation and Semiconductor North America, Inc.(12), (+)

10.16	Operating Agreement dated as of May 9, 2000, by and between the Registrant and Semiconductor North America, Inc.(12)

Exhibit Number	Exhibit Title

10.17	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.18	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.19	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.20	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)

10.21	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.22	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)

10.23	Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(13), (+)

10.24	Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International, Plc.(13), (+)

10.25	Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc.(13), (+)

10.26	Stockholders’ Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.(13), (+)

10.27	Bylaws of DigitalPortal Inc.(13), (+)

10.28
Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation(14)

10.29	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd.(14)

10.30	Appendix 1 to FlashVision L.L.C. 2000 lease financing agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V.(15), (+)

10.31	Master Lease agreement between FlashVision L.L.C. Corporation to ABN AMRO Bank N.V.(15), (+)

10.32	Guarantee, dated as of December 27, 2000 from SanDisk Corporation to ABN AMRO Bank N.V., related to FlashVision L.L.C. 2000 lease financing.(15), (+)

10.33	Memorandum of Understanding, dated as of December 17, 2001 by and between the Registrant and Toshiba Corporation.(16), (++)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors

*	Indicates management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted for certain portions thereof.
++	Confidential treatment has been requested for certain portions thereof.
1.	Confidential treatment granted as to certain portions of these exhibits.
2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).
3.	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K.
4.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.
5.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.
6.	Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated October 16, 1997.
7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.
9.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 1, 1999.
10.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 1999.
11.	Previously filed as an Exhibit to the Registrant’s 1999 Annual Report on Form 10-K.
12.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
13.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.
14.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.
15.	Previously filed as an Exhibit to the Registrant’s 2000 Annual Report on Form 10-K.
16.	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.
17.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).