Form 10-K/A
period 2001-12-31
SANDISK CORP
filed 2002-06-13
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
To

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

*
For purposes of this Form 10-K/A the Registrant has indicated its fiscal year as ending on December 31st. The Registrant operates on a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31st.

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

In 2000, we entered into a joint venture agreement with Toshiba Corporation, or Toshiba, under which we formed FlashVision, L.L.C., or FlashVision, to produce advanced flash memory, utilizing fabrication space at Dominion Semiconductor, L.L.C., or Dominion, in Manassas, Virginia. Production commenced in the second half of 2001 and Toshiba and SanDisk each receive 50% of Dominion’s flash memory output. In December 2001, we and Toshiba signed a binding memorandum of understanding, or MOU, under which we and Toshiba agreed to restructure our FlashVision joint venture by consolidating our FlashVision advanced NAND wafer fabrication manufacturing operations with Toshiba’s memory fabrication facility at Yokkaichi, Japan. In April 2002, we and Toshiba finalized certain agreements related to the restructuring. The Yokkaichi fabrication facility, or Yokkaichi, is Toshiba’s most advanced memory fabrication facility and has approximately twice the wafer fabrication capacity of Dominion. Through this consolidation, we expect Yokkaichi to provide more cost-

competitive NAND flash wafers than is possible at Dominion. Under the terms of the agreements, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has agreed to bear substantially all the costs associated with the equipment transfers. Toshiba will continue to supply our NAND flash requirements out of its existing production at Yokkaichi during the transfer. We terminated all manufacturing operations at Virginia in the first quarter of 2002 and will transfer substantially all the FlashVision equipment to Yokkaichi in 2002. Once the consolidation is completed, we expect that Yokkaichi’s total NAND wafer output will match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. In March 2002, FlashVision exercised its right of early termination under the lease facility and in April 2002 repaid all amounts outstanding thereunder. Accordingly, we are no longer subject to the financial covenants or collateralization requirements of the ABN AMRO bank lease. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002.

Recent Developments

In May 2002, FlashVision secured a new equipment lease arrangement with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. In certain circumstances we will indemnify Toshiba for any liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement with Mizuho, up to a maximum contingent indemnification obligation by us of $150.0 million.

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

On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient Internationa-USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International-USA Inc., Civil No. C 01-21111, we seek damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of our ‘987 Patent. We have motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On April 8, 2002, the Court heard argument on the preliminary injunction motion and a decision on the motion is pending. Discovery has commenced. The Court has set a trial date for the later half of 2003.

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

If we decide to incorporate third party technology into our products or our products are found to infringe on others’ patents or intellectual property rights, we may be required to license such patents or intellectual property rights. We may also need to license some or all of our patent portfolio to be able to obtain cross-licenses to the patents of others. We currently have patent cross-license agreements with several companies including Hitachi, Intel, Samsung, Sharp, SST, SmartDisk, TDK, Sony, Matsushita and Toshiba. From time to time, we have also entered into discussions with other companies regarding potential cross-license agreements for our patents. We cannot assure you that licenses will be offered or that the terms of any offered licenses will be acceptable to us. If we obtain licenses from third parties, we may be required to pay license fees or make royalty payments, which could reduce our gross margins. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. In addition, we might be required to suspend the manufacture of products or the use by our foundries of processes requiring the technology. We cannot assure you that we would be successful in redesigning our products or that we could obtain licenses under reasonable terms. Furthermore, any development or license negotiations could require substantial expenditures of time and other resources by us.

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

We have entered into patent cross-license agreements with several of our leading competitors including Hitachi, Intel, Matsushita, SST, Samsung, Sharp, Smartdisk, Sony, TDK and Toshiba. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party’s patent or patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently, we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms which are favorable to us, or at all.

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

Item 6:    Sandisk Corporation Selected Financial Data

	Year Ended December 31,
	2001(1)	2000(2)	1999	1998	1997
	(In thousands, except per share data)
Revenues
Product	$316,867	$526,359	$205,770	$103,190	$105,675
License and royalty	49,434	75,453	41,220	32,571	19,578

Total revenues	366,301	601,812	246,990	135,761	125,253
Cost of product revenues	392,293	357,017	152,143	80,311	72,280

Gross profits (losses)	(25,992)	244,795	94,847	55,450	52,973
Operating income (loss)	(152,990)	124,666	30,085	12,810	19,680
Net income (loss)	$(297,944)	$298,672	$26,550	$11,836	$19,839
Net income (loss) per share
Basic	$(4.37)	$4.47	$0.48	$0.23	$0.43
Diluted	$(4.37)	$4.11	$0.43	$0.21	$0.40
Shares used in per share calculations
Basic	68,148	66,861	55,834	52,596	45,760
Diluted	68,148	72,651	61,433	55,344	49,940

	At December 31,
	2001	2000	1999	1998	1997
Working capital	$415,096	$525,950	$482,793	$38,471	$134,298
Total assets	932,348	1,107,907	657,724	255,741	245,467
Long-term obligations	129,908	73,492	—	—	—
Total stockholders’ equity	675,379	863,058	572,127	207,838	191,374

(1)	Includes other-than-temporary impairment charges of $302.3 million, or $188.1 million net of tax and restructuring charges of $8.5 million or $6.7 million net of tax.
(2)	Includes gain on investment in UMC of $344.2 million, or $203.9 million net of tax.

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

License and Royalty Revenues.    We currently earn patent license fees and royalties under several cross-license agreements, including agreements with Hitachi, Intel, Sharp, Samsung, SmartDisk, Sony, SST, TDK and Toshiba. License and royalty revenues from patent cross-license agreements were $49.4 million in 2001, compared to $75.5 million in 2000 and $41.2 million in 1999. The decrease in license and royalty revenues in 2001 was primarily due to lower patent royalties from lower royalty bearing sales by some of our licensees resulting in decreased patent license revenues recognized. The increase in license and royalty revenues in 2000 was primarily due to patent royalties from increased sales by certain of our licensees, and $4.7 million of revenue recognized in conjunction with the settlement of the Lexar litigation. Revenues from licenses and royalties were 13% of total revenues in 2001 and 2000, and 17% in 1999.

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

	Total		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable (See Note 4)	$125,000	(1)	$—	$—	$125,000	$—
Operating leases	10,754		2,623	4,838	3,293	—
Purchase commitments for flash memory wafers	32,500		32,500	—	—	—

Total contractual cash obligations	$168,254		$35,123	$4,838	$128,293	$—

(1)	On January 10, 2002, we sold an additional $25.0 million of the Notes pursuant to the exercise by the initial purchasers of their option.

As of December 31, 2001
OFF BALANCE SHEET ARRANGEMENTS:
Guarantee of FlashVision foundry equipment lease	$129,500

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

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a deduction from revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: (a) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and (b) the vendor can reasonably estimate the fair value of that benefit. We will adopt EITF 01-09 effective January 1, 2002. The adoption of EITF 01-09 is not expected to have a material impact on our results of operations and financial position in 2002.

Factors That May Affect Future Results

Risks Related to Our Business

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

Risks Related to the Development of New Products

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

In September 2001, we signed an agreement with Sony involving their Memory Stick card format. Under the agreement, Sony will supply us a portion of their Memory Stick output for us to resell under our brand name. Sony has also agreed to purchase a portion of their NAND memory chip requirements from us provided that we meet market competitive pricing for these components. In addition, we and Sony agreed to co-develop and co-own the specifications for the next generation Memory Stick. Each of us will have all rights to manufacture and sell this new generation Memory Stick. In the fourth quarter of 2001, we commenced retail sales of Memory Stick cards supplied to us under an OEM supply and purchase agreement with Sony. We cannot assure you that the gross margins on the sale of Memory Stick products will be comparable to the gross margins from the sale of our other products or this new business will generate substantial revenues or gross margin contributions for us. Consumers may prefer to purchase the Sony brand Memory Stick over our SanDisk brand Memory Stick. Furthermore, the second generation Memory Stick is still in the early stages of development and is not expected to generate significant sales before 2003. We cannot assure you that the second generation Memory Stick will achieve commercial success in the marketplace when it is introduced.

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

Risks Related to Our FlashVision Joint Venture

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

We have contingent indemnification obligations for any liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement.

Under June 2000 our joint venture agreement with Toshiba, we agreed to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of March 31, 2002, we had guarantee obligations in the amount of $148.8 million in favor of ABN AMRO Bank N.V., or ABN AMRO, as agent for a syndicate of financial institutions, on the equipment lease lines to equip FlashVision. This guarantee constituted senior indebtedness under the Notes. In March 2002, FlashVision exercised its right of early termination under the lease facility and repaid all amounts outstanding thereunder in April 2002. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002 and secured a new equipment lease arrangement in May 2002 with Mizuho and certain other financial institutions. In certain circumstances we will indemnify Toshiba for any liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement with Mizuho, up to a maximum contingent indemnification obligation by us of $150.0 million. This contingent indemnification obligation might constitute senior indebtedness under the Notes.

Risks Related to Our Investment in Tower Semiconductor Ltd.

Our $75.0 million investment in Tower Semiconductor Ltd. is subject to certain inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition.

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

Risks Related to Our UMC and DPI Joint Ventures

Fluctuations in the market value of our UMC foundry investment affect our financial results and in fiscal 2001 we recorded a loss on investment in foundry of $275.8 million on our UMC investment.

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

On August 9, 2000, we entered into a joint venture, DPI, with Photo-Me International Plc., or PMI, for the manufacture, installation, marketing and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. In April 2002, we and PMI agreed that we would scale down our kiosk activities while PMI will assume responsibility to finance and direct the future growth of DPI Under the new agreement, we will convert approximately $400,000 in receivables from DPI to equity in DPI and will no longer be required to make additional investments in DPI or guarantee DPI’s equipment leases. If DPI is unsuccessful, our investment may become worthless, requiring us to record a loss equal to the total amount invested.

Risks Related to Vendors and Subcontractors

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

Our obligation to provide a rolling forecast of anticipated purchase orders for the next six calendar months under the terms of our wafer supply agreements with Toshiba, FlashVision and UMC, limits our ability to react to fluctuations in demand for our products which may lead to excess wafer inventories and could result in higher operating expenses and reduced gross margins.

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

Risks Related to Competition

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

We face competition from flash memory manufacturers and memory card assemblers and if we cannot compete effectively, our business will be harmed.

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

We have entered into patent cross-license agreements with several of our leading competitors including Hitachi, Intel, Matsushita, SST, Samsung, Sharp, Sony, Toshiba and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party’s patent or patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently, we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms which are favorable to us, or at all.

Our products compete against new products that promote different industry standards from ours, and if these new industry standards gain market acceptance, our business will be harmed.

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

We face competition from products based on alternative flash technologies and if we cannot compete effectively, our business will be harmed.

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

Risks Related to Sales of Our Products

Sales to a small number of customers represent a significant portion of our revenues and if we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer.

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

Risks Related to Our Intellectual Property

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

If we decide to incorporate third party technology into our products or if we are found to infringe on others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. Currently, we have patent cross-license agreements with several companies, including Hitachi, Intel, Matsushita, SST, Samsung, Sharp, Smartdisk, Sony, TDK and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms, or that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

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

On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable. On May 31, 2002, based on allegations of infringement leveled by Micron against us, we filed a complaint for declaratory judgment, seeking a declaration that we have not infringed and are not infringing five patents (or, in the alternative, that the patents are invalid). The patents in question are U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. The suit is captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 02-2627 VRW. On June 4, Micron answered and counterclaimed alleging that we do infringe the five listed patents.

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

Risks Related to Our Charter Documents, Stockholder Rights Plan and Our Stock Price

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

Risks Related to Our Indebtedness

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

In 2000, we entered into a joint venture agreement with Toshiba, under which we formed FlashVision. We agreed to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. As of March 31, 2002, we had guarantee obligations in the amount of $148.8 million in favor of ABN AMRO on the equipment lease lines to equip FlashVision. This guarantee constituted senior indebtedness under the Notes. In March 2002, FlashVision exercised its right of early termination under the lease facility and repaid all amounts outstanding thereunder in April 2002. FlashVision completed interim financing in the form of a bridge loan from Toshiba in April 2002 and secured a new equipment lease arrangement in May 2002 with Mizuho and certain other financial institutions. In certain circumstances we will indemnify Toshiba for any liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement with Mizuho, up to a maximum contingent indemnification obligation by us of $150.0 million.

This contingent indemnification obligation might constitute senior indebtedness under the Notes and we may use a portion of the proceeds from the Notes to repay the obligation. This would result in the diversion of resources from other important areas of our business and could significantly harm our business, financial condition and results of operations.

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

We may not be able to pay our debt and other obligations which would cause us to be in default under the terms of our indebtedness which would result in harm to our business and financial condition.

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

We may need additional financing, which could be difficult to obtain, which may result in preventing us from developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

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

The Notes and other indebtedness have rights senior to those of our current stockholders such that in the event of our bankruptcy, liquidation or reorganization or upon acceleration of the Notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness.

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

/s/    ERNST & YOUNG LLP

San Jose, California
January 21, 2002, except for Note 3,
as to which the date is May 17, 2002
and Note 8, as to which the date is
April 5, 2002.

SANDISK CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$189,499	$106,277
Short-term investments	105,501	260,462
Investment in foundries	105,364	112,854
Accounts receivable, net of allowance for doubtful accounts of $4,919 in 2001 and $5,010 in 2000	45,223	96,405
Inventories	55,968	96,600
Tax refund receivable	28,473	—
Prepaid expenses and other current assets	12,129	17,709

Total current assets	542,157	690,307
Restricted cash and cash equivalents	64,734	—
Property and equipment, net	33,730	41,095
Investment in foundries	41,380	197,688
Restricted investment in UMC	64,734	—
Investment in FlashVision	153,168	134,730
Deferred tax asset	18,842	—
Deposits and other non-current assets	13,603	37,087

Total assets	$932,348	$1,100,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,938	$59,179
Accounts payable to related parties	24,008	7,933
Accrued payroll and related expenses	5,279	16,215
Income taxes payable	7,361	16,427
Deferred tax liability	18,842	—
Research & development liability, related party	15,256	—
Other accrued liabilities	20,571	13,863
Deferred revenue	15,806	50,740

Total current liabilities	127,061	164,357
Convertible subordinated notes payable	125,000	—
Long-term liabilities, related parties	4,908	3,492
Deferred taxes and other liabilities	—	70,000

Total liabilities	256,969	237,849

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares: 4,000,000; Issued: none	—	—
Common stock, $0.001 par value; Authorized shares: 400,000,000; Issued and outstanding: 68,464,000 in 2001 and 67,464,000 in 2000	68	67
Capital in excess of par value	580,363	566,934
Retained earnings	48,525	346,469
Accumulated other comprehensive income (loss)	46,423	(50,412)

Total stockholders’ equity	675,379	863,058

Total liabilities and stockholders’ equity	$932,348	$1,100,907

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Revenues
Product	$316,867	$526,359	$205,770
License and royalty	49,434	75,453	41,220

Total revenues	366,301	601,812	246,990
Cost of product revenues	392,293	357,017	152,143

Gross profits (losses)	(25,992)	244,795	94,847
Operating expenses
Research and development	58,931	46,057	26,883
Sales and marketing	42,576	49,286	25,294
General and administrative	16,981	24,786	12,585
Restructuring	8,510	—	—

Total operating expenses	126,998	120,129	64,762

Operating income (loss)	(152,990)	124,666	30,085
Equity in income of joint venture	2,082	—	—
Interest income/expense	12,266	22,786	8,280
Gain (loss) on investment in foundry	(302,293)	344,168	—
Other income (loss), net	(1,009)	572	1,261

Income (loss) before taxes	(441,944)	492,192	39,626
Provision for (benefit from) income taxes	(144,000)	193,520	13,076

Net income (loss)	$(297,944)	$298,672	$26,550

Net income (loss) per share
Basic	$(4.37)	$4.47	$0.48

Diluted	$(4.37)	$4.11	$0.43

Shares used in computing net income per share
Basic	68,148	66,861	55,834

Diluted	68,148	72,651	61,433

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

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	(297,944)	$298,672	$26,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	(134,483)	114,501	(1,100)
(Gain) loss on investment in foundry	302,293	(344,168)
Depreciation	20,548	15,928	7,145
Equity in net income of joint ventures	(2,082)	—	—
Non-cash portion of restructuring charge	6,383	—	—
Loss on disposal of equipment	7,013	1,013
Compensation related to modification of stock option terms	—	425	—
Changes in assets and liabilities:
Accounts receivable	51,182	(47,477)	(31,221)
Income tax refund receivable	(28,473)	—	—
Inventories	40,632	(60,921)	(26,757)
Prepaid expenses and other current assets	6,179	(4,531)	2,931
Deposits and other assets	6,964	(3,545)	(5,721)
Accounts payable	(39,241)	36,378	23,796
Accrued payroll and related expenses	(10,936)	7,956	4,491
Income taxes payable	(4,266)	39,842	10,984
Other current liabilities, related party	31,331	—	—
Other accrued liabilities	6,352	5,937	3,934
Deferred revenue	(34,934)	21,357	1,931
Other non-current liabilities, related party	1,416	3,485	—

Total adjustments	225,878	(213,820)	(9,587)

Net cash provided by (used in) operating activities	(72,066)	84,852	16,963

Cash flows from investing activities:
Purchases of short-term investments	(224,659)	(593,146)	(332,379)
Proceeds from short-term investments	380,207	643,734	139,391
Acquisition of property and equipment	(26,223)	(26,586)	(21,391)
Investment in FlashVision	(14,970)	(134,730)	—
Investment in equity securities	(44,498)	(7,200)	—
Deposit in escrow account for investment in equity securities	20,004	(20,004)	—
Restricted cash	(64,734)

Net cash used in investing activities	25,127	(137,932)	(214,379)

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	121,531	—	—
Sale of common stock and warrants	8,630	13,187	328,202

Net cash provided by financing activities	130,161	13,187	328,202

Net increase (decrease) in cash and cash equivalents	83,222	(39,893)	130,786

Cash and cash equivalents at beginning of year	106,277	146,170	15,384

Cash and cash equivalents at end of year	$189,499	$106,277	$146,170

Supplemental disclosure of cash flow information:
Cash paid for income taxes	13,962	37,260	4,306

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investments as of December 31, 2001 and 2000 are as follows (in thousands):

	December 31, 2001			December 31, 2000
	Unrestricted	Restricted	Total	Unrestricted	Total
Cash equivalents:
Money market fund	$108,311	$64,734	$173,045	$2,921	$2,921
Commercial paper	79,379	0	79,379	60,505	60,505
Corporate notes / bonds	0	0	0	12,492	12,492

Total	187,690	64,734	252,424	75,918	75,918

Short term investments:
U.S. government agency obligations	3,000	0	3,000	10,004	10,004
Municipal notes / bonds	70,739	0	70,739	136,580	136,580
Corporate notes / bonds	13,061	0	13,061	47,795	47,795
Commercial paper	7,958	0	7,958	6,115	6,115
Auction rate preferred stock	10,700	0	10,700	59,967	59,967
Marketable equity securities *	105,407	64,734	170,141	112,855	112,855

Total	210,865	64,734	275,599	373,316	373,316

Total cash equivalents and short term investments	$398,555	$129,468	$528,023	$449,234	$449,234

*	Includes Investment in Foundries, short-term.

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rights of return and price protection, is deferred until the merchandise is sold by the distributors or retailers, or the rights expire. At December 31, 2001 and 2000, deferred revenue, net of related costs, from sales to distributors and retailers was $6.2 million and $42.6 million, respectively.

The Company earns patent license and royalty revenue under patent cross-license agreements with several companies including Hitachi Ltd., Intel Corporation, Samsung Electronics Company Ltd., Sharp Electronics Corporation, Silicon Storage Technology, Inc., SmartDisk Corporation, Sony Corporation, TDK and Toshiba Corporation. The Company’s current license agreements provide for cross licensing between the parties in exchange for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. In limited instances, the Company’s license agreements have also included supply arrangements with guaranteed access to flash memory capacity.

Patent license and royalty revenue is recognized when earned. In 2001, 2000 and 1999, the Company received payments under these cross-license agreements, portions of which were recognized as revenue and portions of which are deferred revenue. The Company receives royalty revenue reports from certain of its licensees and records all revenues one quarter in arrears. The Company’s cross license arrangements, that include a guaranteed access to flash memory supply, were recorded based upon the cash received for the arrangement as the Company does not have vendor specific objective evidence for the fair value of the intellectual property exchanged or supply guarantees received. The value assigned these supply arrangements, if any, is nominal. Purchases of product under these supply arrangements have not been material. Under these multi-element arrangements the Company has recorded the cash received as the total value of goods received and is amortizing the amounts over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as the Company meets certain obligations as provided in the various agreements. At December 31, 2001 and 2000, deferred revenue from patent license agreements was $9.6 million and $8.1 million, respectively. The cost of revenues associated with patent license and royalty revenues are insignificant.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising costs were $8.8 million, $8.2 million, and $3.6 million in 2001, 2000, and 1999, respectively.

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In Chile, Compaq Corporation is opposing our attempt to register CompactFlash as a trademark. We do not believe that our failure to obtain registration for the CompactFlash mark in any country will materially harm our business. SanDisk successfully obtained the United States trademark registration for the mark “CompactFlash.”

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 7:    Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousands):

	December 31,
	2001	2000	1999
Current:
Federal	$(28,455)	$53,683	$10,354
State	38	13,296	2,117
Foreign	6,845	10,211	4,105

	(21,572)	77,190	16,576

Deferred:
Federal	(97,388)	94,147	(2,600)
State	(25,040)	21,683	(400)
Foreign	—	500	(500)

	(122,428)	116,330	(3,500)

Provision for (benefit from) income taxes	$(144,000)	$193,520	$13,076

The tax benefits associated with stock options increased taxes receivable by $4.8 million in 2001 and reduced taxes payable by $29.3 millionand $9.8 million in 2000 and 1999, respectively. Such benefits are credited to capital in excess of par when realized.

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory rates to income (loss) before taxes as follows:

	December 31,
	2001	2000	1999
Federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	(5.6)	4.6	2.8
Research credit	(0.6)	(0.2)	(1.7)
Tax exempt interest income	(0.5)	(0.8)	(3.9)
Valuation allowance	8.2	—	—

Other individually immaterial items	0.9	0.7	0.8

	(32.6)%	39.3%	33.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2001 and 2000 are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Inventory reserves	$35,900	$13,000
Deferred revenue	6,500	17,100
Accruals and other reserves	8,500	11,400
Credit carryforwards	27,900	—
NOL carryforward	6,400	—
Unrealized loss on investment write down	8,400	—
Other	3,300	1,200

Subtotal: Deferred tax assets	97,200	42,700
Less: Valuation allowance	(36,100)	—

Total: Deferred tax assets	61,100	42,700

Deferred tax liabilities:
Unrealized gain on exchange of Foundry shares	(61,100)	(105,600)

Total: Deferred tax liabilities	(61,100)	(105,600)

Total net deferred tax assets/ (liabilities)	$—	$(62,900)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Due to the decline in the UMC stock price from the weakness in the semiconductor industry, the value of the Company’s investment in UMC had declined to $194.9 at December 31, 2001. It was determined that the decline in the market value of the investment was other than temporary, as defined by generally accepted accounting principles and a loss of $275.8 million, or $166.9 million net of taxes was recorded in accordance with Statement of Financial Accounting Standards Number 115. In its determination of the substantial and other than temporary decline in the value of its investment in UMC, the Company considered the substantial and sustained decline in UMC’s share price, the financial condition and results of operations of UMC and the down turn and uncertainty in the semiconductor industry and economy in general. The loss was included in loss on investment in foundry. If the fair value of the UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, there may be a gain or loss due to fluctuations in the market value of UMC stock or if UMC shares are sold.

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Change of accumulated other comprehensive income during the year:
Unrealized gain (loss) on investments	$95,927	$(50,268)	—
Unrealized gain (loss) on available-for-sale securities	$908	$(343)	$(272)

Accumulated other comprehensive income (loss) at year end	$46,423	$(50,412)	$199

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

December 31, 2001
Current Assets	$ 61,601
Property, plant and equipment and other assets	312,183
Current Liabilities	67,438

The following summarizes financial information for FlashVision for the nine months ended December 31, 2001 (in thousands).

Twelve Months Ended December 31, 2001
Net sales	$110,706
Gross profit	4,351
Net income	5,990

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

(1)  All financial statements

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

(2)  Exhibits required by Item 601 of Regulation S-K

A.  Exhibits

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(17)

3.4	Restated Bylaws of the Registrant, as amended to date.(16)

3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (17)

4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)

4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)

4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)

4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)

4.6	Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant.(11)

Exhibit Number	Exhibit Title
4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(16)

4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(16)

9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)

10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)

10.2	1989 Stock Benefit Plan.(2), (*)

10.3	Employee Stock Purchase Plan.(2), (*)

10.4	1995 Non–Employee Directors Stock Option Plan.(2), (*)

10.5	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

10.6	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)

10.7	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1), (6)

10.8	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)

10.9	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1), (6)

10.10	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)

10.11	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)

10.12	1995 Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.13	1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.14	1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998. (10), (*)

10.15	Master Agreement, dated as of May 9, 2000, by and among the Registrant, Toshiba Corporation and Semiconductor North America, Inc.(12), (+)

10.16	Operating Agreement dated as of May 9, 2000, by and between the Registrant and Semiconductor North America, Inc.(12)

10.17	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.18	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.19	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.20	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)

10.21	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

Exhibit Number	Exhibit Title
10.22	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)

10.23	Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(13), (+)

10.24	Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International, Plc.(13), (+)

10.25	Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc.(13), (+)

10.26	Stockholders’ Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.(13), (+)

10.27	Bylaws of DigitalPortal Inc.(13), (+)

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

DATED:  June 13, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* (Dr. Eli Harari)	President, Chief Executive Officer and Director	June 13, 2002

* (Irwin Federman)	Chairman of the Board, Director	June 13, 2002

/s/ MICHAEL GRAY (Michael Gray)	Vice President, Finance And Principal Financial and Accounting Officer	June 13, 2002

* (William V. Campbell)	Director	June 13, 2002

* (Dr. James D. Meindl)	Director	June 13, 2002

* (Alan F. Shugart)	Director	June 13, 2002

By:	/s/ MICHAEL GRAY
Michael Gray Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(17)

3.4	Restated Bylaws of the Registrant, as amended to date.(16)

3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (17)

4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)

4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)

4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)

4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)

4.6	Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant.(11)

4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(16)

4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(16)

9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)

10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)

10.2	1989 Stock Benefit Plan.(2), (*)

10.3	Employee Stock Purchase Plan.(2), (*)

10.4	1995 Non-Employee Directors Stock Option Plan.(2), (*)

10.5	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

10.6	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)

10.7	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1), (6)

10.8	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)

10.9	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1), (6)

Exhibit Number	Exhibit Title
10.10	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)

10.11	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)

10.12	1995 Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.13	1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.14	1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998.(10), (*)

10.15	Master Agreement, dated as of May 9, 2000, by and among the Registrant, Toshiba Corporation and Semiconductor North America, Inc.(12), (+)

10.16	Operating Agreement dated as of May 9, 2000, by and between the Registrant and Semiconductor North America, Inc.(12)

10.17	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.18	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.19	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.20	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)

10.21	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.22	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)

10.23	Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(13), (+)

10.24	Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International, Plc.(13), (+)

10.25	Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc.(13), (+)

10.26	Stockholders’ Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.(13), (+)

10.27	Bylaws of DigitalPortal Inc.(13), (+)

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