Form 10-K/A
period 2001-12-31
SANDISK CORP
filed 2002-06-20
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3
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

Revenue recognition.    We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance if applicable, fixed pricing and collectibility is reasonably assured. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers under agreements allowing price protection and/or right of return are deferred until the retailers or distributors sell the merchandise. Accordingly, we defer the net gross margin, resulting from the deferral of both revenue and related product costs, from sales to our distributors and retailers.

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

Operating activities used $72.1 million of cash in 2001 primarily due to our net loss, an increase in deferred tax assets of $134.5 million, a decrease in accounts payable of $39.2 million, and a decrease in deferred income on shipments to distributors and retailers and deferred revenue of $34.9 million. These were partially offset by cash provided by a decline in accounts receivable of $51.2 million a reduction in inventories of $40.6 million and an increase in other current liabilities, related party of $31.3 million. Cash provided by operations was $84.9 million 2000 and $17.0 million in 1999.

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

/s/    ERNST & YOUNG LLP

San Jose, California
January 21, 2002, except for Note 3,
as to which the date is May 17, 2002
and Note 8, as to which the date is
April 5, 2002.

SANDISK CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$189,499	$106,277
Short-term investments	105,501	260,462
Investment in foundries	105,364	112,854
Accounts receivable, net of allowance for doubtful accounts of $4,919 in 2001 and $5,010 in 2000	45,223	96,405
Inventories	55,968	96,600
Tax refund receivable	28,473	—
Prepaid expenses and other current assets	12,129	17,709

Total current assets	542,157	690,307
Restricted cash and cash equivalents	64,734	—
Property and equipment, net	33,730	41,095
Investment in foundries	41,380	197,688
Restricted investment in UMC	64,734	—
Investment in FlashVision	153,168	134,730
Deferred tax asset	18,842	—
Deposits and other non-current assets	13,603	37,087

Total assets	$932,348	$1,100,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,938	$59,179
Accounts payable to related parties	24,008	7,933
Accrued payroll and related expenses	5,279	16,215
Income taxes payable	7,361	16,427
Deferred tax liability	18,842	—
Research & development liability, related party	15,256	—
Other accrued liabilities	20,571	13,863
Deferred income on shipments to distributors and retailers and deferred revenue	15,806	50,740

Total current liabilities	127,061	164,357
Convertible subordinated notes payable	125,000	—
Long-term liabilities, related parties	4,908	3,492
Deferred taxes and other liabilities	—	70,000

Total liabilities	256,969	237,849

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares: 4,000,000; Issued: none	—	—
Common stock, $0.001 par value; Authorized shares: 400,000,000; Issued and outstanding: 68,464,000 in 2001 and 67,464,000 in 2000	68	67
Capital in excess of par value	580,363	566,934
Retained earnings	48,525	346,469
Accumulated other comprehensive income (loss)	46,423	(50,412)

Total stockholders’ equity	675,379	863,058

Total liabilities and stockholders’ equity	$932,348	$1,100,907

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

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	(297,944)	$298,672	$26,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	(134,483)	114,501	(1,100)
(Gain) loss on investment in foundry	302,293	(344,168)
Depreciation	20,548	15,928	7,145
Equity in net income of joint ventures	(2,082)	—	—
Non-cash portion of restructuring charge	6,383	—	—
Loss on disposal of equipment	7,013	1,013
Compensation related to modification of stock option terms	—	425	—
Changes in assets and liabilities:
Accounts receivable	51,182	(47,477)	(31,221)
Income tax refund receivable	(28,473)	—	—
Inventories	40,632	(60,921)	(26,757)
Prepaid expenses and other current assets	6,179	(4,531)	2,931
Deposits and other assets	6,964	(3,545)	(5,721)
Accounts payable	(39,241)	36,378	23,796
Accrued payroll and related expenses	(10,936)	7,956	4,491
Income taxes payable	(4,266)	39,842	10,984
Other current liabilities, related party	31,331	—	—
Other accrued liabilities	6,352	5,937	3,934
Deferred income on shipments to distributors and retailers and deferred revenue	(34,934)	21,357	1,931
Other non-current liabilities, related party	1,416	3,485	—

Total adjustments	225,878	(213,820)	(9,587)

Net cash provided by (used in) operating activities	(72,066)	84,852	16,963

Cash flows from investing activities:
Purchases of short-term investments	(224,659)	(593,146)	(332,379)
Proceeds from short-term investments	380,207	643,734	139,391
Acquisition of property and equipment	(26,223)	(26,586)	(21,391)
Investment in FlashVision	(14,970)	(134,730)	—
Investment in equity securities	(44,498)	(7,200)	—
Deposit in escrow account for investment in equity securities	20,004	(20,004)	—
Restricted cash	(64,734)

Net cash used in investing activities	25,127	(137,932)	(214,379)

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	121,531	—	—
Sale of common stock and warrants	8,630	13,187	328,202

Net cash provided by financing activities	130,161	13,187	328,202

Net increase (decrease) in cash and cash equivalents	83,222	(39,893)	130,786

Cash and cash equivalents at beginning of year	106,277	146,170	15,384

Cash and cash equivalents at end of year	$189,499	$106,277	$146,170

Supplemental disclosure of cash flow information:
Cash paid for income taxes	13,962	37,260	4,306

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

Revenue recognition.    The Company recognizes net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and collectibility is reasonably assured. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers under agreements allowing price protection and/or right of return are deferred until the retailers or distributors sell the merchandise. Accordingly, the Company defers the net gross margin, resulting from the deferral of both revenue and related product costs, from sales to its distributors and retailers.

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

Product revenue, less a provision for estimated sales returns, is recognized when title passes which is generally at the time of shipment. However, because of frequent sales price reductions and rapid technology

SANDISK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obsolescence in the industry, sales made to distributors and retailers under agreements allowing price protection and/or right of return are deferred until the retailers or distributors sell the merchandise. Accordingly, the Company defers the net gross margin, resulting from the deferral of both revenue and related product costs, from sales to its distributors and retailers. At December 31, 2001 and 2000, deferred income from sales to distributors and retailers was $6.2 million and $42.6 million, respectively.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2001 and 2000 are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Inventory reserves	$35,900	$13,000
Deferred income and revenue	6,500	17,100
Accruals and other reserves	8,500	11,400
Credit carryforwards	27,900	—
NOL carryforward	6,400	—
Unrealized loss on investment write down	8,400	—
Other	3,300	1,200

Subtotal: Deferred tax assets	97,200	42,700
Less: Valuation allowance	(36,100)	—

Total: Deferred tax assets	61,100	42,700

Deferred tax liabilities:
Unrealized gain on exchange of Foundry shares	(61,100)	(105,600)

Total: Deferred tax liabilities	(61,100)	(105,600)

Total net deferred tax assets/ (liabilities)	$—	$(62,900)

The Company provided a full valuation allowance against the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $36.1 million in 2001. Approximately $4.8 million of the valuation allowance shown above relates to tax benefits from stock option deductions that will be credited to equity when realized.

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

The following summarizes financial information for FlashVision for the twelve months ended December 31, 2001 (in thousands).

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

DATED:  June 20, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* (Dr. Eli Harari)	President, Chief Executive Officer and Director	June 20, 2002

* (Irwin Federman)	Chairman of the Board, Director	June 20, 2002

/s/ MICHAEL GRAY (Michael Gray)	Vice President, Finance And Principal Financial and Accounting Officer	June 20, 2002

* (William V. Campbell)	Director	June 20, 2002

* (Dr. James D. Meindl)	Director	June 20, 2002

* (Alan F. Shugart)	Director	June 20, 2002

By:	/s/ MICHAEL GRAY
Michael Gray Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(17)

3.4	Restated Bylaws of the Registrant, as amended to date.(16)

3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (17)

4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)

4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)

4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)

4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)

4.6	Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant.(11)

4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(16)

4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(16)

9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)

10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)

10.2	1989 Stock Benefit Plan.(2), (*)

10.3	Employee Stock Purchase Plan.(2), (*)

10.4	1995 Non-Employee Directors Stock Option Plan.(2), (*)

10.5	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

10.6	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)

10.7	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1), (6)

10.8	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)

10.9	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1), (6)

Exhibit Number	Exhibit Title
10.10	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)

10.11	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)

10.12	1995 Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.13	1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.14	1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998.(10), (*)

10.15	Master Agreement, dated as of May 9, 2000, by and among the Registrant, Toshiba Corporation and Semiconductor North America, Inc.(12), (+)

10.16	Operating Agreement dated as of May 9, 2000, by and between the Registrant and Semiconductor North America, Inc.(12)

10.17	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.18	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (+)

10.19	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.20	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)

10.21	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.22	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)

10.23	Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(13), (+)

10.24	Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International, Plc.(13), (+)

10.25	Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc.(13), (+)

10.26	Stockholders’ Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.(13), (+)

10.27	Bylaws of DigitalPortal Inc.(13), (+)

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