Form 10-Q
period 2002-06-30
SANDISK CORP
filed 2002-08-14
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to

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

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of June 30, 2002

Common Stock, $0.001 par value	68,737,378
Class	Number of shares

SANDISK CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

SANDISK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001 *
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$255,814	$189,499
Short-term investments	134,659	105,501
Investment in foundries	164,420	105,364
Accounts receivable, net	70,345	45,223
Inventories	61,283	55,968
Tax refund receivable	28,955	28,473
Prepaid expenses and other current assets	7,015	12,129

Total current assets	722,491	542,157
Restricted cash and cash equivalents	—	64,734
Property and equipment, net	33,629	33,730
Investment in foundries	32,717	41,380
Restricted investment in UMC	—	64,734
Investment in FlashVision	144,876	153,168
Deferred tax asset	18,842	18,842
Deposits and other non-current assets	15,612	13,603

Total Assets	$968,167	$932,348

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$26,125	$19,938
Accounts payable to related parties	23,909	24,008
Accrued payroll and related expenses	5,768	5,279
Income taxes payable	7,149	7,361
Deferred tax liability	18,842	18,842
Research & development liability, related party	22,143	15,256
Other accrued liabilities	26,073	20,571
Deferred income on shipments to distributors and retailers and deferred revenue	28,886	15,806

Total current liabilities	158,895	127,061
Convertible subordinated notes payable	150,000	125,000
Deferred taxes and other liabilities	8,171	4,908

Total Liabilities	317,066	256,969

Commitments and contingencies

Stockholders’ Equity:
Common stock	582,708	580,431
Retained earnings	53,831	48,525
Accumulated other comprehensive income	14,562	46,423

Total stockholders’ equity	651,101	675,379
Total Liabilities and Stockholders’ Equity	$968,167	$932,348

*	Information derived from the audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product	$115,677	$88,115	$202,136	$176,198
License and royalty	12,021	19,033	18,181	32,277

Total revenue	127,698	107,148	220,317	208,475
Cost of product revenues	84,384	106,752	165,783	225,532

Gross profit (loss)	43,314	396	54,534	(17,057)
Operating expenses:
Research and development	17,273	14,218	31,823	30,571
Sales and marketing	8,817	10,533	17,865	20,751
General and administrative	6,591	4,295	11,257	8,574

Total operating expenses	32,681	29,046	60,945	59,896
Operating income (loss)	10,633	(28,650)	(6,411)	(76,953)
Equity in income (loss) of joint ventures	1,740	(127)	1,247	507
Interest income	2,183	3,079	4,497	7,154
Interest expense	(1,707)	—	(3,363)	—
Loss on investment in foundries	—	—	—	(179,981)
Other expense, net	(1,929)	(219)	(1,983)	(2,002)

Income (loss) before taxes	10,920	(25,917)	(6,013)	(251,275)
Provision for (benefit from) income taxes	1,880	(15,923)	(11,319)	(98,179)

Net income (loss)	$9,040	$(9,994)	$5,306	$(153,096)

Net income (loss) per share
Basic	$0.13	$(0.15)	$0.08	$(2.25)
Diluted	$0.13	$(0.15)	$0.07	$(2.25)
Shares used in computing net income (loss) per share
Basic	68,711	68,088	68,654	67,950
Diluted	70,977	68,088	70,991	67,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$5,306	$(153,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,701	9,297
Deferred taxes	(11,151)	(105,107)
Loss (gain) on investment in foundry	—	179,981
Equity in income of joint ventures	(1,247)	(761)
(Gain) loss on disposal of fixed assets	(1,286)	8,907
Changes in operating assets and liabilities:
Accounts receivable, net	(25,122)	43,936
Inventory	(5,315)	40,713
Prepaids expenses and other assets	7,281	6,459
Investment in FlashVision	6,190	—
Accounts payable	6,187	(13,261)
Accrued payroll and related expenses	489	(6,802)
Income taxes payable	(594)	(14,406)
Other current liabilities	(2,815)	788
Other current liabilities, related parties	89	6,916
Research and development liabilities, related parties	6,887	—
Deferred income on shipments to distributors and retailers and deferred revenue	13,080	(24,033)
Other non-current liabilities	11,409
Other non-current liabilities, related parties	—	5,330

Total adjustments	13,783	137,957
Net cash provided by (used in) operating activities	19,089	(15,139)
Cash flows from investing activities:
Purchases of short term investments	(78,618)	(141,688)
Proceeds from sale of short term investments	49,591	180,821
Investment in foundries and joint ventures	(6,802)	(35,331)
Restricted cash	64,734	—
Acquisition of capital equipment	(8,331)	(15,539)

Net cash provided by (used in) investing activities	20,574	(11,737)
Cash flows from financing activities:
Proceeds from issuance convertible subordinated notes	24,375	—
Sale of common stock	2,277	5,508

Net cash provided by financing activities	26,652	5,508
Net increase (decrease) in cash and cash equivalents	66,315	(21,368)
Cash and cash equivalents at beginning of period	189,499	106,277

Cash and cash equivalents at end of period	$255,814	$84,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of June 30, 2002, and the results of operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s annual report on Form 10-K as of, and for, the year ended December 31, 2001. The condensed consolidated balance sheet data as of December 31, 2001 was derived from the audited financial statements.

The Company’s results of operations for the three and six month periods ended June 30, 2002 and 2001 and its cash flows for the six month periods ended June 30, 2002 and 2001 are not necessarily indicative of results of operations and cash flows for any future period.

2.  The Company’s fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The second fiscal quarter of 2002 and 2001 ended on June 30, 2002 and July 1, 2001, respectively. Fiscal year 2002 is 52 weeks long and ends on December 29, 2002. Fiscal year 2000 was 52 weeks long and ended on December 30, 2001. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

3.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.  The components of inventories consist of the following:

	June 30, 2002	December 31, 2001
	(In thousands)
Raw Materials	$6,328	$6,325
Work-in-process	28,052	18,850
Finished Goods	26,903	30,793

	$61,283	$55,968

In the second quarter of 2002, the Company sold approximately $5.3 million worth of NOR inventory that had been fully written off as excess or obsolete in previous quarters.

5.  In the third quarter of 2001, the Company adopted a plan to transfer all of its card assembly and test manufacturing operations from its Sunnyvale location to offshore subcontractors. As a result, the Company recorded a restructuring charge of $8.5 million. The charge included $1.1 million of severance and employee related costs for a reduction in workforce, equipment write-off charges of $6.4 million and lease commitments of $1.0 million on a vacated warehouse facility.

Workforce Reduction:    In the third quarter of 2001, the Company adopted a plan to reduce its workforce by a total of 193 employees through involuntary employee separations from October 2001 through April 2002. As of June 30, 2002, the Company had made severance and benefit payments related to the planned reduction in force totaling $1.3 million.

Abandonment of Excess Equipment:    As a result of the transfer all card assembly and test manufacturing operations to offshore subcontractors, the Company abandoned excess equipment and recorded a charge of $6.4 million in the third quarter of fiscal 2001.

Abandonment of Excess Leased Facilities:    The Company is attempting to sublease one warehouse building in San Jose, California. Given the current real estate market condition in the San Jose area, the Company does not expect to be able to sublease this building before the end of 2003 and as a result, the Company recorded a charge of $1.0 million in the third quarter of 2001. In the second quarter and first six months of 2002, the Company made cash payments for rent on this excess facility of $138,000 and $193,000, respectively.

Remaining Payout:    Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in 2002 and 2003.

Savings:    The Company believes that the savings resulting from the restructuring activity will contribute to a reduction in manufacturing and operating expense levels of approximately $11.8 million in fiscal 2002.

The following table reflects the total restructuring charge:

	Equipment	Workforce Reduction	Lease Commitments	Total
	(In thousands)
Reserve balance, December 31, 2001	$356	$289	$1,033	$1,678
Write offs and write downs	(8)	—	—	(8)
Transfers	—	176	(176)	—
Cash charges	—	(465)	(193)	(658)

Reserve balance, June 30, 2002	$348	$—	$664	$1,012

6.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income (loss) per share—net income (loss)	$9,040	$(9,994)	$5,306	$(153,096)

Denominator for basic net income (loss) per share:
Weighted average common shares	68,711	68,088	68,654	67,950

Basic net income (loss) per share	$0.13	$(0.15)	$0.08	$(2.25)

Denominator for diluted net income (loss) per share:
Weighted average common shares	68,711	68,088	68,654	67,950
Employee common stock options	2,266	—	2,337	—

Shares used in computing diluted net income (loss) per share	70,977	68,088	70,991	67,950

Diluted net income (loss) per share	$0.13	$(0.15)	$0.07	$(2.25)

For the three and six month periods ended June 30, 2002, options to purchase 4,474,640 and 4,653,736 shares of common stock, respectively, have been excluded from the earnings per share calculation as their effect is antidilutive. For the three and six months ended June 30, 2001, the effects of the assumed conversion of common stock equivalents was excluded from the diluted earnings per share calculation, as their effect would be antidilutive due to the Company’s loss. For the three and six months ended June 30, 2002 and 2001, the effects of the assumed conversion of convertible securities was excluded from the diluted earnings per share calculation as their effect would be antidilutive.

7.  From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties to preserve and defend our intellectual property rights. These parties could in turn bring suit against us.

On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against the Company and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against us but named more than twenty-five additional defendants. The Amended Complaint alleges that the Company, and the other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that the Company be enjoined from our allegedly infringing activities and seeks unspecified damages. On February 4, 2002, the Company filed an answer to the amended complaint, wherein it alleged that it does not infringe the asserted patents, and further contends that the patents are not valid or enforceable.

On October 15, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe the Company’s U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable. On May 31, 2002, based on allegations of infringement leveled by Micron against SanDisk, the Company filed a complaint for declaratory judgment, seeking a declaration that it has not infringed and is not infringing five patents (or, in the alternative, that the patents are invalid). The patents in question are U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. The suit is captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 02-2627 VRW. On June 4, 2002, Micron answered and counterclaimed alleging that the Company does infringe the five listed patents.

On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe the Company’s U.S. patent No. 5,602,987 or the ‘987 Patent. Defendants Memorex, Pretec and Ritek have filed answers denying the allegations. The Company filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe its ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied the Company’s motion. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On November 30, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International—USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International—USA Inc., Civil No. C 01-21111, the Company seeks damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe its U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. The products at issue in the PQI-USA case are identical to those charged with infringement in the October 31, 2001 litigation. On December 21, 2001, PQI-USA filed an answer to the complaint denying the allegations, which included a counter claim for a declaratory judgment of non-infringement and invalidity of the Company’s ‘987 Patent. The Company has motioned for a preliminary injunction in the suit to enjoin PQI-USA from making, selling, importing or using flash memory cards that infringe its ‘987 Patent prior to the trial on the merits. On April 8, 2002, the Court heard argument on the preliminary injunction motion and a decision on the motion is pending. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas, Civil Action No.

9:02CV58. The lawsuit alleges that the Company infringes four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and seeks a preliminary and permanent injunction against unnamed products of the Company, as well as damages, attorneys’ fees and cost of the lawsuit. On March 28, 2002, the Company filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. The counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. On April 3, 2002, Samsung filed its first amended complaint. The amended complaint restricted Samsung’s original infringement allegations with respect to the four patents listed above to SanDisk products that include NAND flash memory. Substantially all of SanDisk products include NAND flash memory devices. On April 26, 2002, the Company filed an answer to Samsung’s first amended complaint and amended counterclaims. This answer and amended counterclaims again denied infringement and asserted that the Samsung patents are invalid and/or unenforceable. In SanDisk’s amended counterclaims, the Company seeks relief for both breach of the 1997 agreement and a declaration of its rights under the 1997 agreement. On July 19, 2002 the Court in the Eastern District of Texas granted our motion to move this lawsuit to the United States District Court for the Northern District of California. As a result of this order, the previous trial date set by the Texas court is no longer effective, and until the Northern District Court orders a new trial date, there is currently no trial date set for this lawsuit. On April 26, 2002, the Company filed a complaint against Samsung in the United States District Court for the Northern District of California, Civil No. C02-2069 MJJ, for declaratory judgment of non-infringement, invalidity, a declaration of rights under the 1997 agreement with Samsung and breach of contract. In July 2002, the court in this action granted Samsung’s motion to dismiss the action. We intend to appeal the court’s dismissal.

The Company’s current license agreement with Samsung expires in August 2002. In the event that the Company and Samsung do not enter into a new license agreement, the Company expects that it will incur substantially higher legal fees and may also experience a reduction in royalty income starting in the fourth quarter of 2002 and potential interruption of sales of certain of its products in certain geographic markets if Samsung prevails in its current litigation against the Company.

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process.

8.  The U.S. dollar is the functional currency for most of the Company’s foreign operations. Gains and losses on the remeasurement into U.S. dollars of the amounts denominated in foreign currencies are included in the net income for those operations whose functional currency is the U.S. dollar. The Japanese Yen is the functional currency for the Company’s restructured FlashVision joint venture.

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

Under SFAS 133, all derivatives are recorded at fair market value on the balance sheet, classified in other assets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period.

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

The Company had foreign exchange contract lines in the amount of $75.0 million at June 30, 2002. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. At June 30, 2002, the Company had two forward contracts outstanding to sell Yen in the amount of $16.1 million.

At June 30, 2002, the Company had $22.9 million in Japanese Yen-denominated accounts payable and open purchase orders designated as fair value hedges against Japanese Yen-denominated cash holdings and accounts receivable. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. There was no unrealized loss on derivative instruments as of June 30, 2002.

The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. In the second quarter of 2002, the Company had a net foreign currency translation loss of $1.7 million compared to a loss of $0.1 million in the second quarter of 2001. These amounts are included in other income (loss), net, in the statement of operations.

9.  In the first quarter of 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, supersedes APB Opinion No. 17, “Intangible Assets,” and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

As a result of the adoption of SFAS 142, during the second quarter of 2002, the Company determined that the value of goodwill related to purchased technology was impaired and wrote-off the remaining $1.3 million balance.

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” which addresses the accounting for consideration given by a vendor to a customer including both reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a deduction from revenue. Treatment of such payments as an expense is only appropriate if two conditions are met: a) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and b) the vendor can reasonably estimate the fair value of that benefit. EITF 01-09 was adopted by the Company as of January 1, 2002 and did not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The provisions of this statement apply to exit or disposal activities that are initiated after December 31, 2002.

10.  Accumulated other comprehensive income (loss) presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-term portion of the Company’s investments in UMC and Tower, net of the related tax effects, for all periods presented.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net Income (loss)	$9,040	$(9,994)	$5,306	$(153,096)
Unrealized gain (loss) on foundries	(40,232)	23	(31,982)	(393)
Unrealized gain (loss) on available-for-sale securities	721	(15,732)	121	(15,732)

Comprehensive income (loss)	$(30,471)	$(25,703)	$(26,555)	$(168,435)

Accumulated other comprehensive income was $14.6 million and $46.4 million at June 30, 2002 and December 31, 2001, respectively and included gains, net of tax, on the Company’s UMC investment of $14.1 million at June 30, 2002 and $45.7 million at December 31, 2001.

11.  In April 2002, the Company signed a series of agreements with Toshiba under which the Company and Toshiba restructured their FlashVision business by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility at Yokkaichi, Japan. Through this consolidation, the Company expects Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the agreements, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and will undertake full responsibility for the transition, which is expected to be completed in 2002. Once the consolidation is completed, Yokkaichi’s total NAND wafer output is expected to match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO and in April 2002 repaid all amounts outstanding thereunder. A new lease arrangement was completed in May 2002. Under the terms of the new lease, the Company does not have a guarantee obligation to the lender. However, the Company has agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, the Company will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lender. As of June 30, 2002, the maximum amount of the Company’s indemnification obligation was approximately $158.0 million.

12.  At June 30, 2002, the Company’s equity investment in UMC was valued at $174.5 million on the Company’s balance sheet. This includes 131 million shares classified as available-for-sale in accordance with SFAS No. 115 which are reported at market value of $157.2 and included in current assets on the Company’s balance sheet and 22 million shares that contain trading restrictions that extend beyond one year, are valued at their adjusted cost of $17.3 million and included in non-current assets. UMC’s share price declined to NT$40.10 at June 30, 2002 from NT$52.50 at March 31, 2002 resulting in an unrecognized loss of $39.7 million in the second quarter of 2002 on the portion of the Company’s investment that is classified as available-for-sale. Despite the decline in the second quarter, at June 30, 2002, the market value of the available-for-sale portion of the Company’s UMC investment exceeded its adjusted cost of $102.2 million. The total unrecognized gain of $55.0 million, before tax, is included in other comprehensive income on the Company’s balance sheet. (See Note 10.) If the fair value of the UMC shares declines in the future, it may be necessary to record losses. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock, if the UMC shares are sold.

13.  In July 2000, the Company entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 10% ownership of Tower. As of June 30, 2002, the Company had invested $53.5 million in Tower and obtained 3,955,435 ordinary shares and $9.9 million of prepaid wafer credits. In 2001, the Company recognized losses of $26.1 million on the other-than-temporary decline in the value of its Tower investment and prepaid wafer credits in accordance with SFAS No. 115. The Company’s investment in Tower was valued at $22.6 million as of June 30, 2002 and included an unrealized loss of $0.5 million for the first half of 2002. At June 30, 2002, the Company’s prepaid wafer credits were valued at $4.4 million. The Company assesses on a quarterly basis the value of its prepaid wafer credits considering the timing and quantity of its planned wafer purchases on an annual basis, the status of the foundry construction and general economic conditions. If the Company determines that the value of these wafer credits is not recoverable, a write-down will be recorded.

In March 2002, the Company amended its share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was made on April 5, 2002. In exchange for this payment the Company received 1,071,497 shares and prepaid wafer credits of $4.4 million. The payment of $11.0 million for the fourth milestone will be paid on October 1, 2002. The Company will make this payment whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this and as part of the modification to the share purchase agreement, Tower has agreed that of the payment of $11.0 million represented by the fourth milestone payment, (i) 60% of this amount, or $6.6 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date, referred to as the ATP, (provided, however, that pursuant to the purchase agreement as modified, the ATP shall not exceed $12.50 per share) and (ii) 40% of this amount, or $4.4 million, will be credited to the Company’s pre-paid wafer account, to be applied against orders placed with Tower’s new fabrication facility, when completed; provided, however, that until July 1, 2005, the amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. The final contribution by the Company will take the form of a mandatory warrant exercise for 366,690 ordinary shares at an exercise price of $30.00 per share if the final milestone is met by Tower. The final milestone warrant will expire in July 2005, and in the event the milestone is not achieved, the exercise of the warrant will not be mandatory. If Tower’s stock price is trading below $30.00 per share on the day the final contribution is made, the Company will receive wafer credits in an amount equal to the number of shares purchased on the final contribution date multiplied by the difference between $30.00 and the ATP (provided, however, that the ATP shall not be less than $12.50). If the Company makes timely milestone payments, Tower is contractually obligated to fill the Company’s wafer orders with up to 15% of available wafers from the new fabrication facility. The Company currently expects Tower to supply it a portion of the ASIC controller chips used in its flash cards. The Company expects first wafer production to commence at the new fabrication facility in the first half of 2003.

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

14.  On August 9, 2000, we entered into a joint venture, Digital Portal, Inc., or DPI, with Photo-Me International, PLC., or PMI, for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, the Company invested $2.0 million in DPI. The Company currently accounts for this investment under the equity method, and recorded a loss of $0.2 million and $0.9 million as its share of the equity in loss of joint venture for the three and six month periods ended June 30, 2002, respectively. The Company’s share of losses from DPI’s inception through June 30, 2002, exceeded the amount of the Company’s investment. Under the equity method of accounting, the Company’s share of losses were deducted from its DPI investment account. Accordingly, on the Company’s June 30, 2002 balance sheet, the carrying value of the Company’s investment in DPI is $183,000. On July 18, 2002, the Company agreed in principle to sell a significant portion of its DPI shares to PMI to reduce its ownership percentage below 20%. In addition, the Company will give up its seat on DPI’s board of directors. Under the new agreement, the Company will discontinue its kiosk related activities, will no longer be required to make additional equity investments in DPI or guarantee DPI’s equipment leases and DPI will no longer use the SanDisk brand name. When this transaction is completed, the Company will account for its remaining investment in DPI on a cost basis.

15.  The Company’s effective income tax rate was 17% for the second quarter of 2002 primarily due to the impact of foreign withholding tax on the Company’s royalty revenues. Foreign withholding taxes will continue to impact the Company’s tax rate in 2002. The Company’s effective income tax benefit rate was 78% for the first quarter of 2002 and included $11.1 million related to the reduction in the Company’s valuation allowance due to the increase in the deferred tax liability associated with the unrealized gain on the Company’s investment in UMC. The Company’s assessment of its continuing valuation allowance will be influenced by the amount of unrealized tax gains on investments. The Company cannot predict from quarter to quarter the value of its investment in UMC. Although there was no appreciation in the value of the Company’s UMC shares in the second quarter of 2002, renewed appreciation in the value of the Company’s UMC shares or an increase in the number of shares available for sale could continue to impact our tax rate for the remainder of 2002. The extent of such an effect, if any, depends on the size of the appreciation.

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

Overview

SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In the first six months of 2002, approximately 85% of our product sales were attributable to the consumer electronics market, particularly sales of CompactFlash and SmartMedia card products for use in digital camera applications. Our CompactFlash products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our products is sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consumer market will continue to represent a substantial majority of our sales, and may increase as a percentage of sales in future years, as the popularity of consumer applications, including digital cameras, increases.

Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, overall market supply, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. We have experienced seasonality in the past. As the proportion of our products sold for use in consumer electronics applications increases, our revenues may become increasingly subject to seasonal increases in the fourth quarter of each year and declines in the first quarter of the following year. See “Factors That May Affect Future Results—Risks Related to Our Business” and “—Risks Related to Sales of Our Products.”

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

We market our products using a direct sales organization, distributors, manufacturers’ representatives, private label partners, OEMs and retailers. In the first six months of 2002, retail sales accounted for 61% of total product revenues, compared to 42% in the first six months of 2001. We expect that sales through the retail channel will continue to comprise a significant share of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers.

Historically, a majority of our sales have been to a limited number of customers. Sales to our top 10 customers accounted for approximately 51% of our product revenues in the second quarter and first six months of 2002. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. We have also experienced significant changes in the composition of our customer base from year to year and expect this pattern to continue as market demand for our customers’ products fluctuates. The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations. See “Factors That May Affect Future Results—Risks Related to Sales of Our Products”.

All of our products require silicon wafers, the majority of which are currently manufactured for us by Toshiba’s wafer facility at Yokkaichi, Japan, under our joint venture agreement, as well as UMC in Taiwan. Industry-wide demand for semiconductors decreased significantly in 2001, due to decreased demand and the broad, general economic downturn leading to a U.S. recession. Semiconductor manufacturers, including some of our suppliers and competitors, added new advanced wafer fab capacity prior to the downturn. This additional capacity, along with slowing economic conditions, resulted in excess supply and led to intense pricing pressure. From the fourth quarter of 2000 to the fourth quarter of 2001, the average sales price per megabyte we sold decreased by 68%, far in excess of our ability to reduce our cost per megabyte. Consequently we saw a dramatic reduction in our product gross margins, which resulted in substantial operating losses in 2001 and the first quarter of 2002. If industry-wide demand for our products is below the industry-wide available supply in the future, our product prices could decrease significantly causing operating losses.

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

We have from time to time taken write-downs for excess or obsolete inventories and lower of cost or market price adjustments. In 2001, such write-downs and lower of cost or market adjustments were approximately $85.0 million. We may be forced to take additional write-downs for excess or obsolete inventory in future quarters if market demand for our products deteriorates and our inventory levels exceed customer orders. In addition, we may record additional lower of cost or market price adjustments to our inventories if pricing pressure results in a net realizable value that is lower than our cost. Although we continuously try to reduce our inventory in line with the current level of business, we are obligated to honor existing purchase orders, which we have placed with our suppliers. In the case of FlashVision manufacturing, both we and Toshiba are obligated to purchase our share of the production output, which makes it more difficult for us to reduce our inventory.

Excess inventory not only ties up our cash, but also can result in substantial losses if such inventory, or large portions thereof, has to be revalued due to lower market pricing or product obsolescence. These inventory adjustments decrease gross margins and in 2001 resulted in, and could in the future result in, fluctuations in gross margins and net earnings in the quarter in which they occur. See “Factors That May Affect Future Results—Risks Related to Our Business.”

Export sales are an important part of our business, representing approximately 56% of our product revenues in the second quarter of 2002 and 51% of our product revenues in the first six months of 2002. Our sales may be impacted by changes in economic conditions in our international markets. Economic conditions in our international markets, including Japan, Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could affect our business, financial condition and results of operations. See “Factors That May Affect Future Results—Risks Related to Our Business.”

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

To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including development of future generations of NAND flash memory. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. If the current worldwide economic slowdown continues throughout fiscal 2002, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive. See “Factors That May Affect Future Results—Risks Related to the Development of New Products” and “—Risks Related to our FlashVision Joint Venture.”

Results of Operations

Product Revenues.    Our product revenues were $115.7 million in the second quarter of 2002, up $27.6 million or 31% from the second quarter of 2001. Product revenues were $202.1 million for the first six months of 2002, up $25.9 million or 15% from the first six months of 2001. The increase in product revenues in the second quarter of 2002 was primarily due to increased unit sales of our CompactFlash, Memory Stick, Secure Digital and FlashDisk products. During the second quarter of 2002, total flash memory product units shipped increased approximately 42% over the second quarter of 2001. CompactFlash products represented 52% of product revenues in the second quarter of 2002, compared to 60% in the same period of the prior year. SmartMedia card products represented 11% of product revenues in the second quarter of 2002 compared to 13% in the second quarter of 2001. Our FlashDisk products represented 12% of product revenues in the second quarter of 2002 compared to 11% for the same period of the prior year. For the first six months of 2002, the increase in product revenues came primarily from higher sales of our CompactFlash, Memory Stick, Secure Digital and SmartMedia card products. In the first six months of 2002, total flash memory product units shipped increased approximately 34% compared to the first six months of 2001. In the second quarter of 2002, average selling prices declined 62% compared to the second quarter of 2001.

Product revenues in the second quarter of 2002 increased $29.2 million or 34% compared to the first quarter of 2002. The increase in second quarter product revenues came primarily from increased sales of our CompactFlash and FlashDisk products. Average selling prices declined 8% in the second quarter of 2002 compared to the first quarter of 2001.

Sales to the consumer market represented approximately 85% of product revenues, while the telecommunications/industrial market made up the remaining 15% in the first six months of 2002. This compares to approximately 79% consumer and 21% telecommunications/industrial in the first six months of 2001. Sales to the retail channel represented 60% of product revenues in the second quarter of 2002 and 61% for the first six months of 2002, compared to 49% and 42%, respectively, for the same periods of the prior year. We expect that sales through the retail channel will continue to comprise a significant share of our product revenues in the future.

Export sales represented 56% and 51% of our product revenues in the second quarter and first six months of 2002, compared to 54% and 56% in the second quarter and first six months of 2001. We expect international sales to continue to represent a significant portion of our product revenues.

Our top ten customers represented approximately 51% of our product revenues in the second quarter and first six months of 2002, compared to 54% and 57% for the same periods of 2001. In the first six months of 2002, no customer exceeded 10% of product revenues. In the first six months of 2001, sales to one customer totaled 16% of product revenues. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

License and Royalty Revenues.    License and royalty revenues from patent cross-license agreements were $12.0 million in the second quarter and $18.2 million in the first six months of 2002, compared to $19.0 million and $32.3 million in the same periods of 2001. The decreases in 2002 were primarily due to lower royalty bearing sales by our licensees. Revenues from licenses and royalties represented 9% of total revenues in the second quarter of 2002 compared to 18% in the second quarter of 2001. We receive royalty reports from certain of our licensees twice a year and record all revenue one quarter in arrears. We align actual reported royalty revenues when reports are received during the second and fourth quarters. Our current license agreement with Samsung expires in August 2002. In the event we do not enter into a new agreement with Samsung, or renew the agreement on different terms, we may experience a significant reduction in royalty income starting in the fourth quarter of 2002. Our revenues from patent license and royalties fluctuate quarterly based on the timing of revenue recognition under our various license agreements.

Gross Profits.    In the second quarter of 2002, gross profits were $43.3 million, or 34% of total revenues, compared to $0.4 million in the same period of 2001. In the first six months of 2002, gross profits were $54.5 million or 25% of total revenues compared to negative $17.1 million in the first six months of 2001. In the second quarter of 2002, product gross margins were 27% compared to negative 21% in the same period of 2001. In the first six months of 2002, product gross margins were 18% compared to negative 28% for the same period of 2001. The increase in product gross margins in the second quarter of 2002 was due to a combination of factors including, the lower cost of NAND flash wafers produced by Toshiba’s Yokkaichi foundry, lower cost per megabyte of our 1 Gigabit MLC (multi level cell) chip, significantly lower overhead expenses due to our restructuring activities in 2001 and improved economies of scale due to the growth in unit volumes across our major product lines. In addition, in the second quarter of 2002, we sold approximately $5.3 million worth of NOR inventory that had been fully written off as excess or obsolete in previous quarters.

Research and Development Expenses.    Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $17.3 million in the second quarter of 2002, up $3.1 million or 21% from $14.2 million in the second quarter of 2001. In the first six months of 2002, research and development expenses were $31.8 million, up $1.3 million or 4% from the same period in 2001. The increase in the second quarter was primarily due to the write-off of goodwill related to purchased patents of $1.3 million, an increase of $0.8 million in salaries and related expenses and an increase of $0.4 million in project related expenses. The increase in research and development expenses in the first six months of 2002 was primarily due to an increase of $1.6 million in depreciation expense and the $1.3 million write-off of goodwill which were partially offset by a decline of $0.8 million in salaries and related expenses. Research and development expenses represented 14% of total revenues in the second quarter and first six months of 2002 compared to 13% in the second quarter of 2001 and 15% for the first six months of 2001. We expect our research and development expenses to increase in future quarters to support the development and introduction of new generations of flash data storage products, including with respect to our joint venture with Toshiba, our co-development agreement with Sony and our development of advanced controller chips.

Sales and Marketing Expenses.    Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturers representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $8.8 million in the second quarter of 2002, down $1.7 million or 16% from $10.5 million in the second quarter of 2001. The decrease in the second quarter of 2002 was primarily due to a decrease in advertising expense of $3.3 million which was partially offset by an increase in commissions of $0.9 million and an increase in salaries and related expenses of $0.5 million. In the first six months of 2002, sales and marketing expenses were $17.9 million, down $2.9 million or 14% from $20.8 million for the same period of 2001. The decrease in the first six months of 2002 was primarily due to a decrease in advertising expense of $4.0 million which was partially offset by an increase in commissions of $1.7 million. Sales and marketing expenses represented approximately 7% of total revenues in the second quarter of 2002 and 8% of total revenues for the first six months of 2002 compared to 10% for the second quarter and first six months of 2001. We expect sales and marketing expenses to increase as sales of our products grow and as we continue to develop the retail channel and brand awareness for our products.

General and Administrative Expenses.    General and administrative expenses include the cost of our finance, information systems, human resources, stockholder relations, legal and administrative functions. General and administrative expenses were $6.6 million in the second quarter of 2002, up $2.3 million or 53% from $4.3 million in the second quarter of 2001. The increase in the second quarter of 2002 was primarily due to an increase of $1.5 million in legal fees primarily related to the defense of our patent portfolio and an increase in salaries and related expenses of $0.5 million. In the first six months of 2002, general and administrative expenses were $11.3 million, up $2.7 million or 31% from $8.6 million for the same period in 2001. The increase in the first six months of 2002 was primarily due to an increase of $2.3 million in legal fees and an increase of $0.9 million in salaries and related expenses. General and administrative expenses represented 5% of total revenues in the second quarter and first six months of 2002 compared to 4% for the same periods of 2001. General and administrative expenses will increase in the future if we continue to pursue litigation to defend our patent portfolio and grow our infrastructure to support our growth.

Equity in Income of Joint Ventures.    Equity in income of joint ventures of $1.7 million in the second quarter of 2002 and $1.2 million in the first six months of 2002 included our share of income and foreign exchange gains, net of expenses, from our FlashVision joint venture and losses from our Digital Portal joint venture.

Interest Income.    Interest income was $2.2 million in the second quarter of 2002 and $4.5 million in the first six months of 2002 compared to $3.1 million and $7.2 million in the same periods of 2001. This decrease was primarily due to lower interest rates in 2002 compared to 2001.

Interest Expense.    Interest expense on our outstanding convertible notes was $1.7 million in the second quarter of 2002 and $3.4 million in the first six months of 2002.

Loss on Investment in Foundry.    In the first quarter of 2001, we recognized an unrealized loss on the other than temporary decline in the value of our investment in UMC of $180.0 million. In future periods, if we sell our UMC shares, we may recognize a gain or loss due to fluctuations in the market value of UMC’s stock.

Other Income (Expense), Net.    Other expense, net was $1.9 million in the second quarter of 2002 and $2.0 million for the first six months of 2002 compared to $0.2 million and $2.0 million for the same periods of 2001. These expenses were primarily due to foreign exchange losses on our Japanese Yen denominated assets.

Provision for (Benefit from) Income Taxes.    Our effective income tax rate was 17% for the second quarter of 2002 primarily due to the impact of foreign withholding tax on our royalty revenues. Foreign withholding taxes will continue to impact our tax rate in the remainder of 2002. Our effective income tax benefit rate was 78% for the first quarter of 2002. Of our first quarter of 2002 tax benefit provision, $11.1 million was related to the reduction in the valuation allowance due to the increase in the deferred tax liability associated with the unrealized gain on our investment in UMC. Our assessment of the amount of valuation allowance required will be influenced by the amount of unrealized tax gains on our investments. We cannot predict from quarter to quarter the value of our investment in UMC. If the value of our UMC shares appreciates in the future or the number of shares available for sale increases, our tax rate for the remainder of 2002 could be impacted. The extent of such an effect, if any, depends on the size of the appreciation.

Liquidity and Capital Resources

Transactions Affecting Liquidity

On December 24, 2001, we completed a private placement of $125.0 million of 4½% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes, for which we received net proceeds of approximately $145.9 million. Based on the aggregate principal amount at maturity of $150.0 million, the Notes require us to make semi-annual interest payments of $3.4 million each on May 15 and November 15 of each year while the Notes are outstanding. The Notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 54.2535 shares per $1,000 principal amount of the Notes, subject to adjustment in certain events. At anytime on or after November 17, 2004, we may redeem the notes in whole or in part at a specified percentage of the principal amount plus accrued interest. The debt issuance costs are being amortized over the term of the Notes using the interest method. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and obtain other long-term debt and lines of credit. We may incur substantial additional indebtedness in the future. There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

At June 30, 2002, our equity investment in UMC was valued at $174.5 million on our balance sheet. This includes 131 million shares classified as available-for-sale in accordance with SFAS No. 115 of $157.2 million, which are reported at market value and included in current assets on our balance sheet and 22 million shares which contain trading restrictions that extend beyond one year, are valued at their adjusted cost of $17.3 million and included in non-current assets. UMC’s share price declined to NT$40.10 at June 30, 2002 from NT$52.50 at March 31, 2002 resulting in an unrecognized loss of $39.7 million in the second quarter of 2002 on the portion of our investment that is classified as available-for-sale. Despite the decline in the second quarter, at June 30, 2002, the market value of the available-for-sale portion of our UMC investment exceeded its adjusted cost of $102.2 million. The total unrecognized gain of $55.0 million, before tax, is included in other comprehensive income on our balance sheet. If the fair value of our UMC shares declines, it may be necessary to record losses. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock, if the UMC shares are sold.

In April 2002, we signed a series of agreements with Toshiba under which we and Toshiba restructured our FlashVision business by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility at Yokkaichi, Japan. Through this consolidation, we expect Yokkaichi to provide more cost-competitive NAND flash wafers than is possible at Dominion. Under the terms of the agreement, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and will undertake full responsibility for the transition, which is expected to be completed in 2002. Once the consolidation is completed, Yokkaichi’s total NAND wafer output is expected to match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO and in April 2002 repaid all amounts outstanding there under. A new lease arrangement was completed in May 2002. Under the terms of the new lease, we do not have a guarantee obligation to the lender. However, we have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or covenants to the lender. As of June 30, 2002, the maximum amount of our indemnification obligation was approximately $158.0 million.

In July 2000, we entered into a share purchase agreement to make a $75 million investment in Tower representing approximately 10% ownership of Tower. As of June 30, 2002, we had invested $53.5 million in Tower and obtained 3,955,435 ordinary shares and $9.9 million of prepaid wafer credits. In 2001, we recognized losses of $26.1 million on the other-than-temporary decline in the value of our Tower investment and prepaid wafer credits in accordance with SFAS No. 115. Our investment in Tower was valued at $22.6 million as of June 30, 2002 and included an unrecognized loss of $0.5 million for the first half of 2002. At June 30, 2002, our prepaid wafer credits were valued at $4.4 million. We assess on a quarterly basis the value of our prepaid wafer credits considering the timing and quantity of our planned wafer purchases on an annual basis, the status of the foundry construction and general economic conditions. If we determine that the value of these wafer credits is not recoverable, a write-down will be recorded.

In March 2002, we amended our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was made on April 5, 2002. In exchange for this payment we received 1,071,497 shares and prepaid wafer credits of $4.4 million. The payment of $11.0 million for the fourth milestone will be paid on October 1, 2002. We will make this payment whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this and as part of the modification to the share purchase agreement, Tower has agreed that of the payment of $11.0 million represented by the fourth milestone payment, (i) 60% of this amount, or $6.6 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date, referred to as the ATP, (provided, however, that pursuant to the purchase agreement as modified, the ATP shall not exceed $12.50 per share) and (ii) 40% of this amount, or $4.4 million, will be credited to our pre-paid wafer account, to be applied against orders placed with Tower’s new fabrication facility, when completed provided, however, that until July 1, 2005, the amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. The final contribution by us will take the form of a mandatory warrant exercise for 366,690 ordinary shares at an exercise price of $30.00 per share if the final milestone is met by Tower. The final milestone warrant will expire in July 2005, and in the event the milestone is not achieved, the exercise of the warrant will not be mandatory. If Tower’s stock price is trading below $30.00 per share on the day the final contribution is made, we will receive wafer credits in an amount equal to the number of shares purchased on the final contribution date multiplied by the difference between $30.00 and the ATP (provided, however, that the ATP shall not be less than $12.50). If we make timely milestone payments, Tower is contractually obligated to fill our wafer orders with up to 15% of available wafers from the new fabrication facility. We currently expect Tower to supply us a portion of the ASIC controller chips used in our flash cards. We expect first wafer production to commence at the new fabrication facility in the first half of 2003.

Tower’s completion of the wafer foundry facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our investment in Tower will decline significantly or possibly become worthless and we may be unable to obtain the wafers needed to manufacture our products, which would harm our results of operations. In addition, the value of our investment in Tower and corresponding wafer credits may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment declines further or the wafer credits are deemed to have little or no value, it may be necessary to record additional losses.

On August 9, 2000, we entered into a joint venture, Digital Portal, Inc., or DPI, with Photo-Me International, PLC., or PMI, for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, we invested $2.0 million in DPI. We currently account for this investment under the equity method, and recorded a loss of $0.2 million and $0.9 million as our share of the equity in loss of joint venture for the three and six month periods ended June 30, 2002, respectively. Our share of DPI’s losses from DPI’s inception through June 30, 2002, exceeded the amount of our investment. Under the equity method of accounting, our share of DPI’s losses were deducted from the investment account. Accordingly, on our June 30, 2002 balance sheet, the carrying value of our investment in DPI is $183,000. On July 18, 2002, we agreed in principle to sell a significant portion of our DPI shares to PMI to reduce our ownership percentage below 20%. In addition, we will give up our seat on DPI’s board of directors. Under the new agreement, we will discontinue our kiosk related activities, will no longer be required to make additional equity investments in DPI or guarantee DPI’s equipment leases and DPI will no longer use the SanDisk brand name. When this transaction is completed, we will account for our remaining investment in DPI on a cost basis.

On November 2, 2000, we made a strategic investment of $7.2 million in Divio, Inc., or Divio. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, we own approximately 10% of Divio and are entitled to one board seat. A number of companies are developing compression chip products that may be superior to, or may be offered at a lower cost than the Divio chips. These competing products may render Divio’s products uncompetitive and thereby significantly reduce the value of our investment in Divio. Divio is currently unprofitable, and will require additional funding from external sources to complete the development and commercialization of its products. Given the current depressed conditions for financing private, venture capital backed startup companies, we cannot assure you that Divio will be able to successfully finance its activities or become profitable. If they cannot do so, our investment in Divio may become worthless.

Discussion of Cash Flows

At June 30, 2002, we had working capital of $563.6 million, which included $255.8 million in cash and cash equivalents and $134.7 million in short-term investments, excluding our investment in UMC.

Operating activities provided $19.1 million of cash in the first six months of 2002 primarily due to net income, an increase in liabilities of $34.8 million which were partially offset by an increase in accounts receivable of $25.1 million.

Net cash provided by investing activities was $20.6 million in the first six months of 2002, which included net purchases of short term investments of $29.0 million, our April 2002 investment in Tower of $11.0 million, the release of $64.7 of restricted cash related to the termination of FlashVison’s equipment lease with ABN AMRO in April 2002 and $8.3 million of capital equipment purchases.

Net cash provided by financing activities was $26.7 million in the first six months of 2002, which included the $24.4 million net proceeds from the issuance of convertible subordinated notes and $2.3 million from the sale of common stock through our stock option and employee stock purchase plans.

Liquidity Sources, Requirements and Contractual Cash Commitments

Our principal sources of liquidity as of June 30, 2002 consisted of: $390 million in cash, cash equivalents, and short-term investments, $164 million in unrestricted investments in foundries, and cash we expect to generate from operations during our fiscal year.

Since the closing of the convertible subordinated notes, our principal liquidity requirements have been to service our debt and meet our working capital, research and development and capital expenditures needs.

We believe that these sources of cash will be sufficient to fund our operations and meet our cash requirements at least through the second quarter of fiscal year 2003. Our ability to fund these requirements will depend on future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we intend to pursue acquisitions, strategic alliances and investments that we believe are complementary to our business. Any material future acquisitions, alliances or investments will likely require additional capital. We cannot assure you that additional funds from available sources will be available on terms acceptable to us, or at all.

The following summarizes our contractual cash obligations, commitments and off balance sheet arrangements at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	Fiscal 2002	Fiscal 2003-2004	Fiscal 2005-2006	After 2006
CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000	$—	$—	$150,000	$—
Operating leases	10,321	1,492	5,534	3,295	—
Investment in Tower Semiconductor	22,000	11,000	11,000	—	—
Purchase commitments for flash memory wafers	23,650	23,650	—	—	—

Total contractual cash obligations	$205,971	$36,142	$16,534	$153,295	$—

As of June 30, 2002
OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease	$158,200

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

•
natural disasters affecting the countries in which we conduct our business, particularly Japan, where our sole source of NAND flash memory wafer capacity will be located and, to a lesser extent, Taiwan, China and the United States;

•	excess capacity of flash memory from our competitors and our own flash wafer capacity, which may continue the acceleration in the decline in our average selling prices;

•
difficulty of forecasting and management of inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash wafers, controllers, printed circuit boards and discrete components;

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

When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories, which could harm our gross margins and operating results. On the other hand, if we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers, which could harm our product revenues. Because the majority of our CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card products are sold into emerging consumer markets, it has been difficult to accurately forecast future sales. In addition, bookings visibility remains low due to the current economic uncertainty in our markets. A substantial majority of our quarterly sales are currently, and have historically been, from orders received and fulfilled in the same quarter, which makes accurate forecasting very difficult. Our product order backlog may fluctuate substantially from quarter to quarter.

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

Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. We align actual reported royalty revenues when reports are received during the second and fourth quarters of each fiscal year. Our revenues from patent license and royalties fluctuate quarterly based on the timing of revenue recognition under our various license agreements. Given the current market outlook for the third quarter of 2002 and beyond, sales of licensed flash products by our licensees may be substantially lower than the corresponding sales in recent quarters, which may cause a substantial drop in our royalty revenues. Because these revenues have higher gross margins than our product revenues, our overall gross margins and net income (loss) fluctuate significantly with changes in license and royalty revenues. We cannot assure you that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks in the United States, the U.S. retaliation for these attacks and the related decline in consumer confidence and continued economic weakness have had a substantial adverse impact on our retail sales. If consumer confidence does not recover, our revenues and results of operations may be adversely impacted in the third quarter of 2002 and beyond.

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

Although we do not believe the current political unrest and continuing escalation of violence in Israel represent a major security problem for Tower since Migdal Haemek, Israel is in a relatively secure geographic location, the unrest may expand and even if it remains at current levels, could cause scheduling delays, as well as economic uncertainty, which could cause potential foundry customers to go elsewhere for their foundry business. Moreover, if U.S. military actions in Afghanistan, or elsewhere, or current Israeli military actions, result in retaliation against Israel, Tower’s fabrication facility and our engineering design center in Israel may be adversely impacted. We cannot assure you that the Tower facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price. Furthermore, if the depressed business conditions for semiconductor wafers persist throughout 2002 and beyond, Tower may be unable to operate their new fabrication facility at an optimum capacity utilization, which would cause them to operate at a loss. In addition, while the political unrest has not yet posed a direct security risk to our engineering design center in Israel, it may cause unforeseen delays in the development of our products and may in the future pose such a direct security risk.

Economic risks.    We price our products primarily in U.S. Dollars. If the Euro, Yen and other currencies weaken relative to the U.S. Dollar, our products may be relatively more expensive in these regions, which could result in a decrease in our sales. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could harm our business, financial condition and results of operations.

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

Risks Related to the Development of New Products

In transitioning to new processes and products, we face production and market acceptance risks which have caused, and may in the future cause, significant product delays that could harm our business

Successive generations of our products have incorporated semiconductor devices with greater memory capacity per chip. Two important factors have enabled us to decrease the cost per megabyte of our flash data storage products: the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes. A number of challenges exist in achieving a lower cost per megabyte, including:

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

In September 2001, we signed an agreement with Sony involving their Memory Stick card format. Under the agreement, Sony will supply us a portion of their Memory Stick output for us to resell under our brand name. Sony has also agreed to purchase a portion of their NAND memory chip requirements from us provided that we meet market competitive pricing for these components. In addition, we and Sony agreed to co-develop and co-own the specifications for the next generation Memory Stick. Each of us will have all rights to manufacture and sell this new generation Memory Stick. In the fourth quarter of 2001, we commenced retail sales of Memory Stick cards supplied to us under an OEM supply and purchase agreement with Sony. We cannot assure you that the gross margins on the sale of Memory Stick products will be comparable to the gross margins from the sale of our other products or that this new business will generate substantial revenues or gross margin contributions for us. Consumers may prefer to purchase the Sony brand Memory Stick over our SanDisk brand Memory Stick. Furthermore, the second generation Memory Stick is still in the early stages of development and is not expected to generate significant sales before 2003. We cannot assure you that the second generation Memory Stick will achieve commercial success in the marketplace when it is introduced.

We have transitioned our technology to NAND-based products which has required us to significantly increase our inventory of NAND flash chips and if these products do not achieve customer acceptance, may result in inventory write offs that adversely affect our business.

The transition to NAND-based products is very complex, and requires good execution from our manufacturing, technology, quality, marketing, and sales and customer support staffs. If the current soft market conditions continue throughout 2002 and beyond, or if we are unable for any reason to achieve customer acceptance of our card products built with these NAND flash chips, we will experience a significant increase in our inventory, as we are contractually obligated to purchase half of FlashVision’s NAND wafer production output. This may result in inventory write offs and have a material adverse effect on our business, results of operations and financial condition. See “—Our investment in new flash memory wafer production may result in increased expenses and fluctuations in operating results.”

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

512 megabit and 1 gigabit flash memory card products.    On June 30, 2000, we, along with Toshiba, formed FlashVision for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and the manufacture of Secure Digital card controllers. As part of this venture, we and Toshiba employ Toshiba’s 0.16 micron and future 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk’s multilevel cell flash and controller system technology. During the third quarter of 2000, we announced with Toshiba the completion of the joint development of the 512 megabit NAND flash chip employing Toshiba’s 0.16 micron manufacturing process technology. We began employing the 512 megabit technology in the second half of 2001, and commenced shipment of cards employing the 1 gigabit technology in the second quarter of 2002. The development of the next generation 0.13 micron, 1 gigabit and 2 gigabit NAND flash memory chips is highly complex. We cannot assure you that we and Toshiba will successfully develop and bring into full production with acceptable yields and reliability these new products or the underlying technology, or that any development or production ramp will be completed in a timely or cost-effective manner. If we are not successful in any of the above, or if our cost structure is not competitive, our business, financial condition and results of operations could suffer.

We may be unable to maintain market share which would reduce our potential revenues and benefit our competitors.

During periods of excess supply in the market for our flash memory products, such as we experienced in 2001 and the first quarter of 2002, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our future growth depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors. Currently, we are experiencing severe price competition for our products which is adversely impacting our product gross margins and overall profitability.

Rapid growth may strain our operations.

Despite actions we took in 2001 to align expense levels with decreased revenues, we must continue to hire, train, motivate and manage our employees to achieve future growth. In the past, we have experienced difficulty hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make a significant investment in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth, which could in turn harm our business, financial condition and results of operations.

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

On June 30, 2000, we, along with Toshiba, formed FlashVision for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital card controllers. As a part of this transaction, we and Toshiba formed and contributed initial funding to FlashVision, a joint venture to equip and operate a silicon wafer manufacturing line at Dominion Semiconductor in Virginia. We and Toshiba will each separately market and sell any 512 megabit and 1 gigabit flash memory chips developed and manufactured by our joint venture. Accordingly, we will compete directly with Toshiba for sales of these advanced chips.

We and Toshiba have restructured our FlashVision business and transferred certain assets to Toshiba’s Yokkaichi fabrication facility in Japan, which may cause production delays and reduce NAND wafer supply available to us, which could adversely impact our operating results.

In April 2002, we and Toshiba entered into a series of agreements that restructured our FlashVision business and provided for the transfer of its operations to Toshiba’s Yokkaichi fabrication facility in Japan. Under the terms of the agreements, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and will bear substantially all of the costs associated with the equipment transfers, which are expected to be completed in 2002. The transfer and qualification of the advanced fabrication equipment from Dominion, Virginia to Yokkaichi, Japan is a highly complex operation. It is quite possible that we may encounter difficulties and delays. Although the additional costs associated with potential delays will be borne substantially by Toshiba, our results of operations may suffer if this equipment transfer is not completed on time and production does not commence at Yokkaichi as planned, thereby reducing the total NAND production capacity available to us.

In addition, we incurred substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the Dominion fabrication facility. Although as part of our agreement with Toshiba to restructure our FlashVision business we will recapture substantially all of the Dominion start-up expenses incurred by us, we will incur similar start-up expenses in connection with the new Yokkaichi fabrication facility. In addition, we may not achieve the expected cost benefits of this transition until the second half of 2002, if at all. We will incur start-up costs and pay our share of ongoing operating activities even if we do not utilize our full share of the new Yokkaichi output.

We face challenges and possible delays relating to the expected shift in a portion of our production at Yokkaichi to 0.13 micron NAND, which could adversely affect our operating results.

We were using the new production capacity at Dominion to manufacture NAND flash memory wafers with minimum lithographic feature size of 0.16 micron. Late in 2002, we expect to start shifting a portion of our production output at Yokkaichi to 0.13 micron NAND. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers. Therefore, it is difficult to predict how long it will take to achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs. Introduction of new feature sizes and technologies are subject to the same risks and uncertainties after the restructuring of our FlashVision business. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the FlashVision joint venture at Toshiba’s Yokkaichi facility, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facility could adversely impact our operating results in 2002 and beyond.

All of our NAND flash memory wafers are supplied by Toshiba’s Yokkaichi facilities and any disruption in this supply will reduce our revenues, earnings and gross margins.

Until the transition of the Dominion tool-set is completed, we will rely solely on Toshiba’s current Yokkaichi fabrication facility to supply all of our NAND wafers. If we experience increased demand during this transition period, we may not be able to procure a sufficient number of wafers from Toshiba’s current Yokkaichi fabrication facility to meet this demand, which would harm our business and operating results. Even if FlashVision establishes the new Yokkaichi fabrication facility, the Yokkaichi fabrication facilities may not produce satisfactory quantities of wafers with acceptable prices, reliability and yields. Any failure in this regard would be particularly harmful to our business, financial condition and results of operations, as we will not have an alternate source of supply of NAND wafers. In addition, any disruption in supply from the Yokkaichi fabrication facility due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. Moreover, we have no experience in operating a wafer manufacturing line and we intend to rely on the existing manufacturing organizations at the Yokkaichi fabrication facilities. The new Yokkaichi fabrication facility will be tasked to “copy exactly” the same manufacturing flow employed by Toshiba in its existing Yokkaichi fabrication facility, but it may not be successful in manufacturing these advanced NAND flash products on a cost-effective basis or at all. If Toshiba and FlashVision are uncompetitive or are unable to satisfy our wafer supply requirements, our business, financial condition and results of operations would be harmed.

Our obligations under our wafer supply agreements with Toshiba and FlashVision, or decreased demand for our products, may result in excess inventories and lead to inventory write offs, and any technical difficulties or manufacturing problems may result in shortages in supply, either of which would adversely affect our business.

Under the terms of our wafer supply agreements with Toshiba, we are obligated to purchase half of FlashVision’s NAND wafer production output and we will also purchase NAND wafers from Toshiba’s current Yokkaichi fabrication facility on a foundry relationship basis. If the current soft market conditions continue throughout 2002 and beyond, or if we are unable for any reason to achieve customer acceptance of our card products built with these NAND flash chips, we will experience a significant increase in our inventory, which may result in inventory write offs and harm our business, results of operations and financial condition. Apart from our commitment to purchase wafer output from FlashVision after the restructuring, under our foundry relationship with Toshiba, we order NAND wafers under purchase orders at market prices that cannot be cancelled. If we place purchase orders with Toshiba and our business condition deteriorates, we may end up with excess inventories of NAND wafers, which could harm our business and financial condition. Should customer demand for NAND flash products be less than our available supply, we may suffer from reduced revenues and increased expenses, and increased inventory of unsold NAND flash wafers, which could adversely affect our operating results.

Under the terms of our foundry relationship with Toshiba and wafer supply agreements with FlashVision, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months, which are difficult to estimate. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month’s forecast. This limits our ability to react to fluctuations in demand for our products. At the beginning of the second quarter of 2002, the demand for foundry wafers began to grow and the leading foundries started to allocate their capacity as well as extend delivery lead-times and raise prices. If this trend continues, we may encounter shortages in our supply of wafers and we may also incur higher manufacturing costs for some of our products, which would make us unable to meet our customer demand and adversely impact our product gross margins.

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

We have contingent indemnification obligations for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement.

FlashVision secured a new equipment lease arrangement in May 2002 with Mizuho and certain other financial institutions. Under the terms of the new lease, we do not have a guarantee obligation to the lender. However, we have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lender. As of June 30, 2002, the maximum amount of our indemnification obligation was approximately $158.0 million.

Risks Related to Our Investment in Tower Semiconductor Ltd.

Our $75.0 million investment in Tower Semiconductor Ltd. is subject to certain inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition.

In July 2000, we entered into a share purchase agreement to make a $75 million investment in Tower representing approximately 10% ownership of Tower. As of June 30, 2002, we had invested $53.5 million in Tower and obtained 3,955,435 ordinary shares and $9.9 million of prepaid wafer credits. In 2001, we recognized losses of $26.1 million on the other-than-temporary decline in the value of our Tower investment and prepaid wafer credits in accordance with Statement of Financial Accounting Standards 115. Our investment in Tower was valued at $22.6 million as of June 30, 2002 and included an unrecognized loss of $0.5 million for the first half of 2002. At June 30, 2002, our prepaid wafer credits were valued at $4.4 million. We assess on a quarterly basis, the value of our prepaid wafer credits considering the timing and quantity of our planned wafer purchases on an annual basis, the status of the foundry construction and general economic conditions. If we determine that the value of these wafer credits is not recoverable, a write-down will be recorded.

In March 2002, we amended our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was made on April 5, 2002. In exchange for this payment we received 1,071,497 shares and prepaid wafer credits of $4.4 million. The payment of $11.0 million for the fourth milestone will be paid on October 1, 2002. We will make this payment whether or not Tower actually achieves its previously agreed upon milestone obligations. In exchange for this and as part of the modification to the share purchase agreement, Tower has agreed that of the payment of $11.0 million represented by the fourth milestone payment, (i) 60% of this amount, or $6.6 million, will be applied to the issuance of additional ordinary Tower shares based on the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding each payment date, referred to as the ATP, (provided, however, that pursuant to the purchase agreement as modified, the ATP shall not exceed $12.50 per share) and (ii) 40% of this amount, or $4.4 million, will be credited to our pre-paid wafer account, to be applied against orders placed with Tower’s new fabrication facility, when completed provided, however, that until July 1, 2005, the amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases.

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

Tower’s completion of the wafer foundry facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our investment in Tower will decline significantly or possibly become worthless and we may be unable to obtain the wafers needed to manufacture our products, which would harm our results of operations. In addition, the value of our investment in Tower and corresponding wafer credits may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment declines further or the wafer credits are deemed to have little or no value, it may be necessary to record additional losses.

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

The current political unrest and violence in Israel may hinder Tower’s ability to obtain investment and complete its fabrication facility, which would harm our business.

Although we do not believe the current political unrest and continuing escalation of violence in Israel represent a major security problem for Tower since Migdal Haemek, Israel is in a relatively secure geographic location, the unrest may expand and even if it remains at current levels, could cause scheduling delays, as well as economic uncertainty, which could cause potential investors and foundry customers to avoid Tower. Moreover, if U.S. military actions in Afghanistan, or elsewhere, result in retaliation against Israel, Tower’s fabrication facility may be adversely impacted.

Risks Related to Our UMC and DPI Joint Ventures

Fluctuations in the market value of our UMC foundry investment affect our financial results and in fiscal 2001 we recorded a loss on investment in foundry of $275.8 million on our UMC investment.

In 1997, we invested $51.2 million in United Silicon, Inc., or USIC, a semiconductor manufacturing subsidiary of United Microelectronics Corporation, or UMC, which was merged into the UMC parent company on January 3, 2000. In exchange for our USIC shares, we received 111 million UMC shares. Our equity investment in UMC was valued at $174.5 million at June 30, 2002 and included an unrealized gain of $55.0 million, which was included in other comprehensive income. In fiscal year 2001, we recorded a loss on investment in foundry of $275.8 million, or $166.9 million net of taxes, on our UMC investment. If the fair value of our UMC investment declines in future periods, we may record additional losses for those periods. In addition, in future periods, we may recognize a gain or loss upon the sale of our UMC shares, which will impact our financial results.

Our Digital Portal Inc., or DPI, joint venture has an unproven product and an untested market and may not be successful.

On August 9, 2000, we entered into a joint venture, DPI, with Photo-Me International Plc., or PMI, for the manufacture, installation, marketing and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. On July 18, 2002, we agreed in principle to sell a significant portion of our DPI shares to PMI to reduce our ownership percentage below 20%. In addition, we will give up our seat on DPI’s board of directors. Under the new agreement, we will discontinue our kiosk related activities, will no longer be required to make additional equity investments in DPI or guarantee DPI’s equipment leases and DPI will no longer use the SanDisk brand name. If DPI is unsuccessful, our investment may become worthless.

Risks Related to Vendors and Subcontractors

We depend on our suppliers and third-party subcontractors for several of our critical components and our business could be harmed if we are unable to obtain a sufficient supply of these components on a timely basis.

We rely on our vendors, some of which are sole source suppliers, for several of the critical components of our products. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, until the transition of the Dominion tool-set is completed, we will rely solely on the current Yokkaichi fabrication facility for our NAND wafers. If we experience increased demand during this transition period, we may not be able to procure a sufficient number of wafers from Toshiba to meet this demand, which would harm our business and operating results. After the transition of our FlashVision business, we will continue to rely on Toshiba’s Yokkaichi fabrication facility for all of our flash memory wafers. Any disruption in the supply of wafers from the Yokkaichi fabrication facility would severely adversely impact our business.

We also rely on third-party subcontractors for a substantial portion of our wafer testing, packaged memory final testing, card assembly and card testing, including Silicon Precision Industries Co., Ltd. in Taiwan and Celestica, Inc. in China. In the fourth quarter of 2001, we completed the transfer of all of our card assembly and test manufacturing operations from our Sunnyvale location to these offshore subcontractors. We have no long-term contracts with these subcontractors and cannot directly control product delivery schedules. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect could lead to product shortages or quality assurance problems, which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we are moving to turnkey manufacturing with some of our subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products.

We depend on third-party foundries for silicon wafers and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.

All of our flash memory card products require silicon wafers, the majority of which are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, as well as UMC in Taiwan. All of our NAND flash memory wafers are now supplied by Toshiba’s Yokkaichi wafer fabrication facilities. If Toshiba, FlashVision and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations.

Our obligation to provide a rolling forecast of anticipated purchase orders for the next six calendar months under the terms of our wafer supply agreements with Toshiba, FlashVision and UMC, limits our ability to react to fluctuations in demand for our products which may lead to excess wafer inventories and could result in higher operating expenses and reduced gross margins.

Under the terms of our wafer supply agreements with Toshiba, FlashVision and UMC, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of all of FlashVision’s wafer production. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our wafer orders, we may end up with excess wafer inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers with acceptable price and yields from any foundry, our business, financial condition and results of operations could be harmed. At the beginning of the second quarter of 2002, the demand for foundry wafers began to grow and the leading foundries started to allocate their capacity as well as extend delivery lead-times and raise prices. If this trend continues, we may encounter shortages in our supply of wafers and we may also incur higher manufacturing cost for some of our products, which would make us unable to meet our customer demand and adversely impact our product gross margins.

We and our manufacturing partners must achieve acceptable wafer manufacturing yields or our costs will increase and production will decrease, which could negatively impact our business.

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

Risks Related to Competition

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

Our primary competitors include companies that develop and manufacture storage flash chips, such as Hitachi, Micron Technology, Samsung and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Fujitsu, Intel, Macronix, Mitsubishi, Sharp Electronics and ST Microelectronics. Companies that combine controllers and flash memory chips developed by others into flash storage cards include Dane-Elec Manufacturing, Delkin Devices, Inc., Feiya Technology Corporation, Fuji, Hagiwara, I/O Data, Ingentix, Kingston Technology, Lexar Media, M-Systems, Matsushita Battery, Matsushita Panasonic, Memorex, PNY, Pretec, Silicon Storage Technology, Silicon Tek, Simple Technology, Sony Corporation, TDK Corporation, Toshiba and Viking Components.

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

In addition, we and Toshiba will each separately market and sell any 512 megabit and 1 gigabit flash memory chips developed and manufactured by our joint venture, FlashVision. Accordingly, we will compete directly with Toshiba for sales of these advanced chips. Moreover, we rely solely on Toshiba for the supply of our NAND wafers.

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

Approximately one-half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 51% of our product revenues in the first six months of 2002. In the first six months of 2002, no single customer accounted for greater than 10% of our total revenues. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long- term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers’ products changes.

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

Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras and digital music players, become more popular. Flash data storage markets are intensely competitive, and price reductions for our products are necessary to meet consumer price points. Due to continued oversupply in flash memory foundry capacity throughout 2001 and the economic slow-down in 2001, the decline in our average selling price per megabyte of 50% was much more severe than the 22% decrease we experienced in 2000. Price declines for our products could continue to be significant. If we cannot reduce our product manufacturing costs in future periods to offset further price reductions, our gross margins and net profitability will suffer.

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

In 2001 and the first six months of 2002, we continued to receive more product revenue and ship more units of products for consumer electronics applications, including digital cameras and PDAs, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and drive demand.

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

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleges that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and seeks a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and cost of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. The counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. On April 3, 2002, Samsung filed its first amended complaint. The amended complaint restricted Samsung’s original infringement allegations with respect to the four patents listed above to SanDisk products that include NAND flash memory. Substantially all of SanDisk products include NAND flash memory devices. On April 26, 2002, we filed an answer to Samsung’s first amended complaint and amended counterclaims. This answer and amended counterclaims again denied infringement and asserted that the Samsung patents are invalid and/or unenforceable. In SanDisk’s amended counterclaims, we seek relief for both breach of the 1997 agreement and a declaration of our rights under the 1997 agreement. On July 19, 2002 the Court in the Eastern District of Texas granted our motion to move this lawsuit to the United States District Court for the Northern District of California. As a result of this order, the previous trial date set by the Texas court is no longer effective, and until the Northern District Court orders a new trial date, there is currently no trial date set for this lawsuit. On April 26, 2002, we filed a complaint against Samsung in the United States District Court for the Northern District of California, Civil No. C02-2069 MJJ, for declaratory judgment of non-infringement, invalidity, a declaration of rights under the 1997 agreement with Samsung and breach of contract. In July 2002, the court in this action granted Samsung’s motion to dismiss the action. We intend to appeal the court’s dismissal.

Our current license agreement with Samsung expires in August 2002. In the event that we and Samsung do not enter into a new license agreement, we expect that we will incur substantially higher legal fees, and we may also experience a reduction in royalty income starting in the fourth quarter of 2002 and potential interruption of sales of certain of our products in certain geographic markets if Samsung prevails in its current litigation against us.

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

The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ending June 30, 2002, our stock price fluctuated significantly from a low of $8.61 to a high of $27.94. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock. Furthermore, the market price for the notes may be adversely affected by declines in the market price of our common stock or deterioration of our financial performance, declines in the overall market for similar securities and the actual or perceived performance or prospects for companies in our industry.

Risks Related to Our Indebtedness

We have substantially increased our indebtedness, which may restrict our cash flow, make it difficult for us to obtain future financing, divert our resources from other uses, limit our ability to react to changes in the industry, and place us at a competitive disadvantage.

As a result of the sale and issuance of our 4½% convertible subordinated notes in December 2001 and January 2002, we incurred $150.0 million aggregate principal amount of additional indebtedness, substantially increasing our ratio of debt to total capitalization. While the notes are outstanding, we will have debt service obligations on the notes of approximately $6.8 million per year in interest payments. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business.

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

In 2000, we entered into a joint venture agreement with Toshiba, under which we formed FlashVision. We agreed to guarantee one-half of all FlashVision lease amounts up to a maximum guarantee of $175.0 million. In March 2002, FlashVision exercised its right of early termination under the lease facility and repaid all amounts outstanding thereunder in April 2002. FlashVision secured a new equipment lease arrangement in May 2002 with Mizuho and certain other financial institutions. Under the terms of the new lease, we do not have a guarantee obligation to the lender. However, we have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lender. As of June 30, 2002, the maximum amount of our indemnification obligation was approximately $158.0 million.

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

We may need additional financing, which could be difficult to obtain, which if not obtained in satisfactory amounts may prevent us from developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

We currently expect that our existing cash and investment balances, including the proceeds of the notes, and cash generated from operations will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for at least the next twelve months. However, in the event we need to raise additional funds during that time period or in future periods, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time to time, we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities, our stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock or debt securities. In addition, if we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

The notes and other indebtedness have rights senior to those of our current stockholders such that in the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness is repaid.

In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our indemnification obligations to Toshiba and obligations under the notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders. The notes are also effectively subordinated to the liabilities of any of our subsidiaries (including trade payables, which as of June 30, 2002 were $188,000). Neither we nor our subsidiaries are limited from incurring debt, including senior indebtedness, under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. We anticipate that from time to time we will incur additional debt, including senior indebtedness. Our subsidiaries are also likely to incur liabilities in the future.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Please refer to the our Form 10-K/A for the year ended December 31, 2001.

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

On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable. On May 31, 2002, based on allegations of infringement leveled by Micron against us, we filed a complaint for declaratory judgment, seeking a declaration that we have not infringed and are not infringing five patents (or, in the alternative, that the patents are invalid). The patents in question are U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. The suit is captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 02-2627 VRW. On June 4, 2002, Micron answered and counterclaimed alleging that we do infringe the five listed patents.

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

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleges that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and seeks a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and cost of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. The counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. On April 3, 2002, Samsung filed its first amended complaint. The amended complaint restricted Samsung’s original infringement allegations with respect to the four patents listed above to SanDisk products that include NAND flash memory. A substantial percentage of SanDisk products include NAND flash memory devices. On April 26, 2002, we filed an answer to Samsung’s first amended complaint and amended counterclaims. This answer and amended counterclaims again denied infringement and asserted that the Samsung patents are invalid and/or unenforceable. In SanDisk’s amended counterclaims, we seek relief for both breach of the 1997 agreement and a declaration of our rights under the 1997 agreement. On July 19, 2002 the Court in the Eastern District of Texas granted our motion to move this lawsuit to the United States District Court for the Northern District of California. As a result of this order, the previous trial date set by the Texas court is no longer effective, and until the Northern District Court orders a new trial date, there is currently no trial date set for this lawsuit. On April 26, 2002, we filed a complaint against Samsung in the United States District Court for the Northern District of California, Civil No. C02-2069 MJJ, for declaratory judgment of non-infringement, invalidity, a declaration of rights under the 1997 agreement with Samsung and breach of contract. In July 2002, the court in this action granted Samsung’s motion to dismiss the action. We intend to appeal the court’s dismissal.

Our current license agreement with Samsung expires in August 2002. In the event that we and Samsung do not enter into a new license agreement, we expect that we will incur substantially higher legal fees and we may also experience a reduction in royalty income starting in the fourth quarter of 2002 and potential interruption of sales of certain of our products in certain geographic markets if Samsung prevails in its current litigation against us.

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process.

Item 2.     Changes in Securities

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 22, 2002, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
William V. Campbell	57,074,016	284,479
Irwin Federman	50,720,370	6,638,125
Eli Harari	52,925,530	4,432,965
James D. Meindl	57,053,488	305,007
Alan F. Shugart	56,608,619	749,876

The following proposal was approved at our Annual Meeting:

	Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-votes
Ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002.	55,463,553	1,855,923	38,719	300

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(16)

3.4	Restated Bylaws of the Registrant, as amended to date.(15)

3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (15)

4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)

4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)

4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)

4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)

4.6	Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant. (11)

4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(15)

4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(15)

9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)

10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)

10.2	1989 Stock Benefit Plan.(2), (*)

10.3	Employee Stock Purchase Plan.(2), (*)

10.4	1995 Non-Employee Directors Stock Option Plan.(2), (*)

10.5	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

10.6	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)

10.7	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1),(6)

10.8	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)

Exhibit Number	Exhibit Title

10.9	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1),(6)

10.10	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)

10.11	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)

10.12	1995 Stock Option Plan Amended and Restated as of December 17, 1998.(10),(*)

10.13	1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(10),(*)

10.14	1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998. (10),(*)

10.15	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(+)

10.16	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(+)

10.17	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.18	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)

10.19	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.20	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)

10.21	Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(13),(+)

10.22	Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International, Plc.(13),(+)

10.23	Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc.(13),(+)

10.24	Stockholders’ Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.(13),(+)

10.25	Bylaws of DigitalPortal Inc.(13),(+)

10.26
Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation(14)

10.27	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd. (14)

10.28	Memorandum of Understanding, dated as of December 17, 2001 by and between the Registrant and Toshiba Corporation. (15), (+)

10.29	Amendment to Share Purchase Agreement, dated as of March 20, 2002, by and between the Registrant and Tower Semiconductor Ltd.(17)

10.30	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation. (**), (++)

10.31	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation. (**), (++)

10.32	Amendment to Common R&D Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation. (**), (++)

10.33	Amendment to Product Development Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation. (**), (++)

10.34	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation. (**), (++)

10.35	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation. (**)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (**)

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
+	Confidential treatment has been granted for certain portions thereof.
++	Confidential treatment has been requested for certain portions thereof.

1.	Confidential treatment granted as to certain portions of these exhibits.
2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).
3.	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K.
4.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.
5.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.
6.	Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated October 16, 1997.
7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.
9.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 1, 1999.
10.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 1999.
11.	Previously filed as an Exhibit to the Registrant’s 1999 Annual Report on Form 10-K.
12.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
13.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.
14.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.
15.	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.
16.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).
17.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

B.  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)

By:	/s/ MICHAEL GRAY
Michael Gray Vice President Finance (On behalf of the Registrant and as Principal Financial Officer.)

Dated:    August 13, 2002