Form 10-Q
period 2002-09-30
SANDISK CORP
filed 2002-11-13
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of September 30, 2002

Common Stock, $0.001 par value	68,947,115
Class	Number of shares

SanDisk Corporation

Index

PART I. FINANCIAL INFORMATION

P ART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001*
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$311,287	$189,499
Short-term investments	121,252	105,501
Investment in foundries	116,372	105,364
Accounts receivable, net of allowance for doubtful accounts of $5,414 at September 30, 2002 and $4,919 at December 31, 2001	67,087	45,223
Inventories	79,097	55,968
Tax refund receivable	28,957	28,473
Prepaid expenses and other current assets	13,384	12,129

Total current assets	737,436	542,157
Restricted cash and cash equivalents	—	64,734
Property and equipment, net	32,356	33,730
Investment in foundries	24,053	41,380
Restricted investment in UMC	—	64,734
Investment in FlashVision	143,453	153,168
Deferred tax asset	12,064	18,842
Deposits and other non-current assets	13,830	13,603

Total Assets	$963,192	$932,348

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$33,666	$19,938
Accounts payable to related parties	31,260	24,008
Accrued payroll and related expenses	4,370	5,279
Income taxes payable	9,991	7,361
Deferred tax liability	12,064	18,842
Research & development liability, related party	13,121	15,256
Other accrued liabilities	27,475	20,571
Deferred income on shipments to distributors and retailers and deferred revenue	44,673	15,806

Total current liabilities	176,620	127,061
Convertible subordinated notes payable	150,000	125,000
Deferred taxes and other liabilities	7,789	4,908
Deferred revenue	20,982	—

Total Liabilities	355,391	256,969
Stockholders’ Equity
Common stock	584,680	580,431
Retained earnings	65,155	48,525
Accumulated other comprehensive income (loss)	(42,034)	46,423

Total stockholders’ equity	607,801	675,379
Total Liabilities and Stockholders’ Equity	$963,192	$932,348

*	Information derived from the audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product	$132,050	$57,305	$334,186	$233,503
License and royalty	9,078	8,582	27,259	40,859

Total revenue	141,128	65,887	361,445	274,362
Cost of product sales	86,787	89,426	252,570	314,958

Gross profit (loss)	54,341	(23,539)	108,875	(40,596)
Operating expenses:
Research and development	14,026	14,660	45,849	45,231
Sales and marketing	10,742	10,664	28,607	31,415
General and administrative	7,661	4,000	18,918	12,574
Restructuring	—	8,510	—	8,510

Total operating expenses	32,429	37,834	93,374	97,730
Operating income (loss)	21,912	(61,373)	15,501	(138,326)
Equity in income (loss) of joint ventures	(963)	794	284	1,301
Interest income	2,054	2,616	6,551	9,770
Interest expense	(1,744)	—	(5,107)	—
Loss in investment in foundries	(1,201)	(116,370)	(1,201)	(296,351)
(Loss) in equity investment	(900)	—	(900)	—
Other expense, net	(639)	(514)	(2,622)	(2,516)

Income (loss) before taxes	18,519	(174,847)	12,506	(426,122)
Provision for (benefit from) income taxes	7,195	(4,371)	(4,124)	(102,550)

Net income (loss)	$11,324	$(170,476)	$16,630	$(323,572)

Net income (loss) per share:
Basic	$0.16	$(2.50)	$0.24	$(4.75)
Diluted	$0.16	$(2.50)	$0.23	$(4.75)
Shares used in computing net income (loss) per share:
Basic	68,854	68,289	68,721	68,064
Diluted	79,003	68,289	70,948	68,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$16,630	$(323,572)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,112	16,094
Deferred taxes	(11,151)	(113,424)
Loss in investment in foundries and equity securities	2,101	296,351
Equity in income of joint ventures	(284)	(1,301)
Non-cash portion of restructuring charge	—	6,383
(Gain) loss on disposal of fixed assets	(1,317)	6,555
Changes in operating assets and liabilities:
Accounts receivable, net	(21,864)	63,859
Inventory	(23,129)	56,754
Prepaids expenses and other assets	701	(4,798)
Investment in FlashVision	7,227	—
Accounts payable	13,648	(17,215)
Accounts payable to related parties	7,252	(1,547)
Accrued payroll and related expenses	(909)	(9,180)
Income taxes payable	2,246	(11,048)
Other current liabilities	6,539	3,632
Research & development liabilities, related parties	(2,135)	17,865
Deferred income on shipments to distributors and retailers and deferred revenue	28,867	(33,753)
Non-current deferred revenue	20,982	—
Other non-current liabilities	3,263	(8,822)

Total adjustments	42,688	266,405
Net cash provided by (used in) operating activities	64,779	(57,167)
Cash flows from investing activities:
Purchases of short term investments	(63,425)	(205,715)
Proceeds from sale of short term investments	47,922	242,709
Investment in FlashVision	4,199	(14,970)
Investment in foundries	(11,001)	(35,226)
Deposit in escrow for investment in foundries	—	20,004
Restricted cash	64,734	—
Acquisition of technology license	(606)	—
Acquisition of capital equipment	(13,438)	(18,151)

Net cash provided by (used in) investing activities	28,385	(11,349)
Cash flows from financing activities:
Sale of common stock	4,249	8,114
Net proceeds from issuance of convertible subordinated notes	24,375	—

Net cash provided by financing activities	28,624	8,114
Net increase (decrease) in cash and cash equivalents	121,788	(60,402)
Cash and cash equivalents at beginning of period	189,499	106,277

Cash and cash equivalents at end of period	$311,287	$45,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of September 30, 2002, and the results of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s annual report on Form 10-K/A as of, and for, the year ended December 31, 2001. The condensed consolidated balance sheet data as of December 31, 2001 was derived from the audited financial statements.

The Company’s results of operations for the three and nine month periods ended September 30, 2002 and 2001 and its cash flows for the nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of results of operations and cash flows for any future period.

The Company’s fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The third fiscal quarter of 2002 and 2001 ended on September 29, 2002 and September 30, 2001, respectively. Fiscal year 2002 is 52 weeks long and ends on December 29, 2002. Fiscal year 2001 was 52 weeks long and ended on December 30, 2001. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of SanDisk Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation—The U.S. dollar is the functional currency for most of the Company’s foreign operations. Gains and losses on the remeasurement into U.S. dollars of the amounts denominated in foreign currencies are included in the net income (loss) for those operations whose functional currency is the U.S. dollar. The Japanese Yen is the functional currency for the Company’s restructured FlashVision joint venture.

Recent Accounting Pronouncements—In the first quarter of 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, supersedes APB Opinion No. 17, “Intangible Assets,” and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

As a result of the adoption of SFAS 142, during the second quarter of 2002, the Company determined that the value of purchased intangible assets were impaired and wrote-off the remaining $1.3 million balance.

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

In October 2002, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 amends existing accounting guidance on asset impairment and provides an accounting model for long-lived assets to be disposed of. The Company adopted SFAS 144 in the first quarter of fiscal year 2002. The adoption of SFAS 144 did not have a significant impact on its consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The provisions of this statement apply to exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial position or results of operations.

3. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-term portion of the Company’s investments in UMC and Tower, net of the related tax effects, for all periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands)
Net income (loss)	$11,324	$(170,476)	$16,630	$(323,572)
Unrealized loss on foundries	(56,714)	—	(88,696)	(393)
Unrealized gain loss on available-for-sale securities	119	16,506	239	51,777

Comprehensive loss	$(45,271)	$(153,970)	$(71,827)	$(271,795)

Accumulated other comprehensive (loss) income was $(42.0) million and $46.4 million at September 30, 2002 and December 31, 2001, respectively and included (losses) gains, net of tax, on the Company’s UMC investment of $(39.6) million at September 30, 2002 and $45.7 million at December 31, 2001 and Tower of $(3.4) million and $0.1 million for the same periods, respectively.

4. Inventories

The components of inventories consist of the following:

	September 30, 2002	December 31, 2001
	(In thousands)
Raw Materials	$11,859	$6,325
Work-in-process	22,233	18,850
Finished Goods	45,005	30,793

	$79,097	$55,968

In the third quarter of 2002, the Company sold approximately $3.0 million worth of NOR inventory that had been fully written off in previous quarters. For the nine months ended September 30, 2002, the Company sold approximately $8.3 million worth of NOR inventory that had been fully written off in previous quarters.

5. Restructuring and related activities

During fiscal 2001, the Company adopted a plan to transfer all of its card assembly and test manufacturing operations from its Sunnyvale location to offshore subcontractors. The Company also adopted a plan to reduce its workforce by a total of 193 employees through involuntary employee separations from October 2001 through April 2002. In connection with this restructuring, the Company recorded a restructuring charge of $8.5 million. The charge included $1.4 million of severance and employee related-costs for a reduction in workforce, equipment write-off charges of $6.1 million and lease commitments of $1.0 million related to the abandonment of a warehouse facility. As of September 30, 2002, with the exception of leases related to the abandoned excess leased facilities, the Company had made all payments associated with the restructuring. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in 2002 and 2003.

The following table reflects the total restructuring charge activity for fiscal 2002:

	Equipment	Workforce Reduction	Lease Commitments	Total
	(In thousands)
Restructuring Charge, September 30, 2001	$6,383	$1,094	$1,033	$8,510
Write offs and write downs	(6,027)	—	—	(6,027)
Transfers	—	—	—	—
Cash charges	—	(805)	—	(805)

Reserve balance, December 31, 2001	$356	$289	$1,033	$1,678
Write offs and write downs	(17)	—	—	(17)
Transfers	(339)	321	18	—
Cash charges	—	(610)	(327)	(937)

Reserve balance, September 30, 2002	$—	$—	$724	$724

6. Net Income (loss) per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands), except for per Share amounts
Numerator used in computing basic net income (loss) per share	$11,324	$(170,476)	$16,630	$(323,572)

Numerator for diluted net income (loss) per share:
Interest expense, net of tax, related to convertible debt	1,194	—	—	—

Numerator used in computing diluted net income (loss) per share	$12,518	$(170,476)	$16,630	$(323,572)

Denominator for basic net income (loss) per share:
Weighted average common shares	68,854	68,289	68,721	68,064

Basic net income (loss) per share	$0.16	$(2.50)	$0.24	$(4.75)

Denominator for diluted net income per share:
Weighted average common shares	68,854	68,289	68,721	68,064
Weighted average number of shares if convertible debt were Converted	8,139	—	—	—
Employee common stock options	2,014	—	2,229	—

Shares used in computing diluted net income (loss) per share	79,007	68,289	70,950	68,064

Diluted net income (loss) per share	$0.16	$(2.50)	$0.23	$(4.75)

For the three and nine month periods ended September 30, 2002, options to purchase 4,540,950 and 4,514,788 shares of common stock, respectively, have been excluded from the earnings per share calculation as their effect is antidilutive. For the three and nine months ended September 30, 2001, the effects of the assumed conversion of common stock equivalents was excluded from the diluted earnings per share calculation, as their effect would be antidilutive due to the Company’s loss. For the nine months ended September 30, 2002, the effects of the assumed conversion of convertible securities was excluded from the diluted earnings per share calculation as their effect would be antidilutive.

7. Contingencies

From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties to preserve and defend our intellectual property rights. These parties and others could bring suit against us.

On November 30, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International—USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International—USA Inc., Civil No. C 01-21111, the Company sought damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe its U.S. patent No. 5,602,987. The PQI-USA complaint and litigation were related to the October 31, 2001 litigation also against Memorex Products, Inc., Pretec Electronics Corporation and Ritek Corporation. On October 16, 2002, Power Quotient International Co., Ltd. and Power Quotient International-USA entered into a

Consent Judgment of Infringement and Validity and Injunction and settlement agreement with the Company, in which both PQI companies stipulated that the CompactFlash™ and PC ATA cards sold by them infringe the Company’s ‘987 patent and that the ‘987 Patent is valid and enforceable. In addition, both PQI companies are “enjoined from using in the United States, making in the United States . . . selling in the United States… or importing into the United States for sale, CompactFlash™ and PC ATA cards.” In addition, the PQI companies will pay the Company an undisclosed amount for past damages and the parties agreed to dismiss all claims between SanDisk and the PQI companies in both lawsuits described above without prejudice. The Consent Judgment of Infringement and Validity and Injunction is subject to court approval, which is currently pending.

On August 8, 2002, the Company filed an amended complaint to join Mr. Flash USA and Mark C. Lee as defendants in the PQI-USA matter. Mr. Flash USA and Mr. Lee have not yet answered the amended complaint.

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleged that the Company infringes four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and sought a preliminary and permanent injunction against unnamed products of the Company, as well as damages, attorneys’ fees and costs of the lawsuit. On March 28, 2002, the Company filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. The counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. In August 2002, the Company and Samsung settled all pending litigation between them and entered into a new patent cross license agreement and a flash memory purchase agreement.

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process.

8. Derivatives

The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in currencies other than the U.S. dollar. The Company is also exposed to interest rate risk inherent in its debt and investment portfolios. The Company’s risk management strategy provides for the use of derivative financial instruments, including foreign exchange forward contracts, to hedge certain foreign currency exposures. The Company’s intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into any speculative positions with regard to derivative instruments. The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates, only when natural offsets cannot be achieved. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include sales by subsidiaries, and assets and liabilities that are denominated in currencies other than the U.S. dollar. The Company’s foreign currency hedges generally mature within three months.

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

The Company reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Hedge ineffectiveness was not material in the first nine months of fiscal 2002. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

The Company had foreign exchange contract lines in the amount of $75 million at September 30, 2002. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. At September 30, 2002, the Company had no forward contracts outstanding.

At September 30, 2002, the Company had $48.8 million in Japanese Yen-denominated accounts payable and open purchase orders designated as fair value hedges against Japanese Yen-denominated cash holdings and accounts receivable of $48.3 million. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. There was no unrealized loss on derivative instruments as of September 30, 2002.

The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. In the third quarter of 2002, the Company had a net foreign currency translation loss of $0.4, million compared to a loss of $0.5 million in the third quarter of 2001, and a loss of $2.0 million for the nine months ended September 30, 2002, compared to a loss of $2.5 million for the same period in 2001. These amounts are included in other income (loss), net, in the statement of operations.

9. Joint Venture, Strategic Manufacturing Relationships and Investments

FlashVision—In April 2002, the Company signed a series of agreements with Toshiba under which the Company and Toshiba restructured their FlashVision Dominion Semiconductor, Virginia business by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility at Yokkaichi, Japan. Through this consolidation, the Company expects Yokkaichi to provide more cost-competitive NAND flash wafers than was possible at Dominion. Under the terms of the agreements, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and will undertake full responsibility for the equipment transfer and production set up, which is expected to be completed in the first quarter of 2003. Once the consolidation is completed, Yokkaichi’s total NAND wafer output is expected to match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO and in April 2002 repaid all amounts outstanding thereunder. FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, the Company does not have a guarantee obligation to the lenders. However, the Company has agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, the Company will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of September 30, 2002, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $146.3 million.

UMC—At September 30, 2002, the Company’s equity investment in UMC was valued at $120.8 million on the Company’s balance sheet. In the third quarter of 2002, the Company received approximately 23 million additional shares of UMC stock in the form of stock dividends. These shares are included in the 165 million shares classified as available-for-sale in accordance with SFAS No. 115, are reported at market value of $112.1 million and included in current assets on the Company’s balance sheet. The Company also has 11 million shares that contain trading restrictions that extend beyond one year, which are valued at their adjusted cost of $8.7 million and included in non-current assets. UMC’s share price declined to NT$23.70 at September 30, 2002 from NT$40.10 at June 30, 2002 resulting in an unrealized loss of $53.7 million in the third quarter of 2002 on the portion of the Company’s investment that is classified as available-for-sale. Despite the decline in the third quarter, at September 30, 2002, the market value of the available-for-sale portion of the Company’s UMC investment exceeded its adjusted cost of $108.4 million. The total unrealized gain of $1.2 million, before tax, is included in accumulated other comprehensive income (loss) on the Company’s balance sheet. (See Note 3.) If the fair value of the UMC shares declines in the future and such declines are other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock, if the UMC shares are sold.

TowerSemiconductor—In July 2000, the Company entered into a share purchase agreement to make a $75 million investment in Tower Semiconductor, or Tower, in Israel, representing approximately 11% ownership of Tower. As of September 30, 2002, the Company had invested $53.0 million in Tower and obtained 3,955,435 ordinary shares and $9.9 million of prepaid wafer credits. In 2001, the Company recognized losses of $26.1 million on the other-than-temporary decline in the value of its Tower investment and prepaid wafer credits in accordance with SFAS No. 115. The Company’s investment in Tower was valued at $19.7 million as of September 30, 2002 and included an unrealized loss of $3.5 million for the nine months ended September 30, 2002. At September 30, 2002, the Company’s prepaid wafer credits were valued at $3.2 million, which net of a $1.2 million write-down recorded in the third quarter of 2002, related to the recoverability of these prepaid wafer credits.

In March 2002, the Company amended its share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was made on April 5, 2002. In exchange for this payment the Company received 1,071,497 shares and prepaid wafer credits of $4.4 million. The payment of $11.0 million for the fourth milestone was paid on October 1, 2002. In exchange for this payment the Company received 1,344,829 shares and $4.4 million in prepaid wafer credits. These were credited to the Company’s pre-paid wafer account and are to be applied against orders placed with Tower’s new fabrication facility, when completed; provided, however, that until July 1, 2005, the amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. The Company assesses on a quarterly basis the value of its prepaid wafer credits considering the timing and quantity of its planned wafer purchases on an annual basis, the status of the foundry construction and general economic conditions If the Company determines that the value of these wafer credits are not recoverable, an additional write-down will be recorded.

The final contribution by the Company will take the form of a mandatory warrant exercise for 366,690 ordinary shares at an exercise price of $30.00 per share if the final milestone is met by Tower. The final milestone warrant will expire in July 2005, and in the event the milestone is not achieved, the exercise of the warrant will not be mandatory. If Tower’s stock price is trading below $30.00 per share on the day the final contribution is made, the Company will receive wafer credits in an amount equal to the number of shares purchased on the final contribution date multiplied by the difference between $30.00 and the average closing price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding the payment date, referred to as the ATP (provided, however, that the ATP shall not be less than $12.50). If the Company makes timely milestone payments, Tower is contractually obligated to fill the Company’s wafer orders with up to 15% of available wafers from the new fabrication facility. The Company currently expects Tower to supply it a portion of the ASIC controller chips used in its flash cards. Tower expects first wafer production to commence at the new fabrication facility in 2003.

In addition to our commitment under the share purchase agreement, we completed our participation in Tower’s rights offering during October 2002. Tower issued one right for each 4.94 shares owned by record holders as of the record date. Each right entitles a record holder to purchase one share and 0.45 of a warrant, at a subscription price of $5.00 per right. Each whole warrant entitles the holder to purchase one share at an exercise price of $7.50 per share through October 31, 2006. In exercising our rights to participate, we paid approximately $4.0 million in exchange for 800,695 ordinary Tower shares and warrants to purchase 360,312 ordinary shares.

Digital Portal Inc.—On August 9, 2000, the Company entered into a joint venture, Digital Portal, Inc., or DPI, with Photo-Me International, PLC., or PMI, for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, the Company invested $2.0 million in DPI. The Company currently accounts for this investment under the equity method, and recorded a loss of $0.6 million and $1.4 million as its share of the equity in loss of joint venture for the three and nine month periods ended September 30, 2002, respectively. The Company’s share of losses from DPI’s inception through September 30, 2002, exceeded the amount of the Company’s investment. Under the equity method of accounting, the Company’s share of losses were deducted from its DPI investment account and therefore, as of September 30, 2002 there is no value related to DPI on the Company’s condensed consolidated balance sheet. On July 18, 2002, the Company agreed in principle to sell a significant portion of its DPI shares to PMI to reduce its ownership percentage below 20%. In addition, the Company will give up its seat on DPI’s board of directors. Under the new agreement, the Company will discontinue its kiosk related activities, will no longer be required to make additional equity investments in DPI, guarantee DPI’s equipment leases or otherwise pay any of DPI’s expenses and DPI will no longer use the SanDisk brand name. When this transaction is completed, which is expected in the fourth quarter of 2002, the Company will account for its remaining investment in DPI on a cost basis.

Divio, Inc.—On November 2, 2000, the Company made a strategic investment of $7.2 million in Divio, Inc., or Divio. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, the Company owns approximately 10% of Divio and is entitled to one board seat. A number of companies are developing compression chip products that may be superior to, or may be offered at a lower cost than the Divio chips. These competing products may render Divio’s products uncompetitive and thereby significantly reduce the value of our investment in Divio. Divio is currently unprofitable, and will require additional funding from external sources to complete the development and commercialization of its products. Given the current depressed conditions for financing private, venture capital backed startup companies, we cannot assure you that Divio will be able to successfully finance its activities or become profitable. If they cannot do so, our investment in Divio may become worthless. In connection with the Company’s quarterly review of equity investments, a loss of $0.9 million on the other than temporary decline in the value of the Company’s equity investment in Divio was recognized in accordance with SFAS No. 115. The carrying value of the Divio investment on the Company’s condensed consolidated balance sheet as of September 30, 2002 was $6.3 million. If it is determined that the value of the investment in Divio is further impaired on an other-than-temporary basis, it may be necessary to record additional losses on this investment.

10. Income Taxes

The Company recorded an income tax provision (benefit) for the three months and nine months ended September 30, 2002 of $7.2 million and $(4.1) million, respectively. The income tax provision for the third quarter was primarily due to foreign withholding tax on the Company’s prepaid license revenue, royalty revenue, and UMC stock dividends. The Company did not record any federal or state income tax provision for the nine months ended September 30, 2002 due to utilization of net operating loss carryforwards and tax credits. The Company recorded a tax benefit for the nine-month period primarily due to a reduction in the Company’s valuation allowance resulting from the increase in the deferred tax liability associated with the unrealized gain on the Company’s investment in UMC, partially offset by foreign withholding tax.

The Company recorded an income tax benefit for the three months and nine months ended September 30, 2001 of $(4.4) million and $(102.5) million, respectively. The income tax benefit primarily represents a reversal of deferred taxes related to the original, unrealized UMC gain and an income tax refund expected to be realized related to the Company’s carryback of 2001 losses.

The Company continues to monitor its need for the valuation allowance on a quarterly basis.

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

Overview

SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In the first nine months of 2002, approximately 85% of our product sales were attributable to the consumer electronics market, particularly sales of CompactFlash, Secure Digital and SmartMedia card products primarily in digital camera applications. Our CompactFlash products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our products is sold into the retail channel, which usually has shorter customer order lead-times than our other channels. The majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs. We believe sales to the consumer market will continue to represent a substantial majority of our sales, and may even increase as a percentage of sales in future years, as the popularity of consumer applications, including digital cameras, increases.

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

We market our products using a direct sales organization, distributors, manufacturers’ representatives, private label partners, OEMs and retailers. In the first nine months of 2002, retail sales accounted for 61% of total product revenues, compared to 48% in the first nine months of 2001. We expect that sales through the retail channel will continue to comprise a significant portion of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers.

Historically, a majority of our sales have been to a limited number of customers. Sales to our top 10 customers accounted for approximately 49% and 50% of our product revenues in the third quarter and first nine months of 2002, respectively. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. We have also experienced significant changes in the composition of our customer base from year to year and expect this pattern to continue as market demand for our customers’ products fluctuates. The loss of, or a significant reduction in purchases by, any of our major customers, could harm our business, financial condition and results of operations. See “Factors That May Affect Future Results—Risks Related to Sales of Our Products”.

All of our products require silicon wafers, the majority of which are currently manufactured for us by Toshiba’s wafer facility at Yokkaichi, Japan, under our joint venture agreement, as well as UMC in Taiwan. Industry-wide demand for semiconductors decreased significantly in 2001, due to decreased demand and the broad, general economic downturn leading to a U.S. recession. Semiconductor manufacturers, including some of our suppliers and competitors, added new advanced wafer fab capacity prior to the downturn. This additional capacity, along with slowing economic conditions, resulted in excess supply and led to intense pricing pressure. From the fourth quarter of 2000 to the fourth quarter of 2001, the average sales price per megabyte we sold decreased by 68%, far in excess of our ability to reduce our cost per megabyte. Consequently we saw a dramatic reduction in our product gross margins, which resulted in substantial operating losses in 2001 and the first quarter of 2002. Such declines leveled off in our second and third quarters of 2002, however, if in the future industry-wide demand for our products is below the industry-wide available supply, our selling prices and gross margins could decrease significantly resulting in operating losses.

Under our wafer supply agreements, there are limits on the number of wafers we can order and our ability to adjust that quantity is restricted. Accordingly, our ability to react to significant fluctuations in demand for our products is limited. If customer demand falls below our forecast and we are unable to reschedule or cancel our orders for wafers or other long lead-time items such as controller chips or printed circuit boards, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. If customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain adequate quantities of flash memory wafers with acceptable prices and yields from our current and future wafer sources, our business, financial condition and results of operations could be harmed.

We have from time to time taken write-downs for excess or obsolete inventories and lower of cost or market price adjustments. In 2001, such write-downs and lower of cost or market adjustments were approximately $85.0 million. We may be forced to take additional write-downs for excess or obsolete inventory in future quarters if market demand for our products deteriorates and our inventory levels exceed customer orders. In addition, we may record additional lower of cost or market price adjustments to our inventories if pricing pressure results in a net realizable value that is lower than our cost. Although we continuously try to maintain our inventory in accordance with the current level of business, we are obligated to honor existing purchase orders, which we have placed with our suppliers. In the case of FlashVision manufacturing, both we and Toshiba are obligated to purchase our share of the production output, which makes it more difficult for us to reduce our inventory.

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

Export sales are an important part of our business, representing approximately 53% of our product revenues in the third quarter of 2002 and 52% of our product revenues in the first nine months of 2002. Our sales may be impacted by changes in economic conditions in our international markets. Economic conditions in our international markets, including Japan, Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could affect our business, financial condition and results of operations. See “Factors That May Affect Future Results—Risks Related to Our Business.”

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

To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including development of future generations of NAND flash memory. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. If the current worldwide economic slowdown continues into fiscal 2003, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive. See “Factors That May Affect Future Results—Risks Related to the Development of New Products” and “—Risks Related to our FlashVision Joint Venture.”

Results of Operations

Product Revenues. Our product revenues were $132.0 million in the third quarter of 2002, up $74.7 million or 130% from the third quarter of 2001. Product revenues were $334.2 million for the first nine months of 2002, up $100.7 million or 43% from the first nine months of 2001. The increase in product revenues in the third quarter of 2002 was primarily due to increased unit sales of our CompactFlash, Memory Stick, Secure Digital and FlashDisk products, compared to the same period in the prior year. During the third quarter of 2002, total flash memory product unit sales increased approximately 131% over the third quarter of 2001. For the first nine months of 2002, the increase in product revenues came primarily from higher sales of our CompactFlash, Memory Stick, Secure Digital and SmartMedia card products. In the first nine months of 2002, total flash memory product units shipped increased approximately 59% compared to the first nine months of 2001. In the third quarter of 2002, average selling prices declined 43% compared to the third quarter of 2001.

Product revenues in the third quarter of 2002 increased $16.4 million or 14% compared to the second quarter of 2002. The increase in third quarter product revenues came primarily from increased sales of our Secure Digital Card and Cruzer products. Average selling prices increased 2% in the third quarter of 2002 compared to the second quarter of 2002, based upon product mix.

Sales to the consumer market represented approximately 85% of product revenues, while the telecommunications/ industrial market made up the remaining 15%, in the first nine months of 2002. This compares to approximately 80% consumer and 20% telecommunications/industrial in the first nine months of 2001. Sales to the retail channel represented 62% of product revenues in the third quarter of 2002 and 61% for the first nine months of 2002, compared to 66% and 48%, respectively, for the same periods of the prior year. We expect that sales through the retail channel will continue to comprise a significant portion of our product revenues in the future.

Export sales represented 53% and 52% of our product revenues in the third quarter and first nine months of 2002, compared to 42% and 52% in the third quarter and first nine months of 2001. We expect international sales to continue to represent a significant portion of our product revenues.

Our top ten customers represented approximately 49% and 50% of our product revenues in the third quarter and first nine months of 2002, respectively, compared to 52% and 54% for the same periods of 2001. In the third quarter and first nine months of 2002, no customer exceeded 10% of product revenues. In the third quarter of 2001, no customer exceeded 10% of product revenues and for the first nine months of 2001, sales to one customer totaled 12% of product revenues. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

License and Royalty Revenues. License and royalty revenues from patent cross-license agreements were $9.1 million in the third quarter and $27.3 million in the first nine months of 2002, compared to $8.6 million and $40.9 million in the same periods of 2001. The decrease in the nine months period ending September 30, 2002, was primarily due to lower royalty bearing sales by our licensees and the achievement by a licensee of certain agreed upon royalty caps in the first nine months of 2001. Revenues from licenses and royalties represented 6% of total revenues in the third quarter of 2002 compared to 13% in the third quarter of 2001. We receive royalty reports from certain of our licensees twice a year and record all revenue one quarter in arrears. We align actual reported royalty revenues when reports are received during the second and fourth quarters. Royalty revenues fluctuate quarterly based on the level of royalty bearing sales that may occur in a given quarter. Our revenues from patent license fees fluctuate quarterly based on the timing of revenue recognition under our various license agreements. Our original license agreement with Samsung expired in August 2002. We signed a new cross-license agreement with Samsung in August 2002, which has a term of seven years. We will recognize revenues over the term of the agreement.

Gross Profits. In the third quarter of 2002, total gross profits were $54.3 million, or 39% of total revenues, compared to a negative $23.5 million in the same period of 2001. In the first nine months of 2002, total gross profits were $108.9 million or 30% of total revenues compared to negative $40.6 million in the first nine months of 2001. In the third quarter of 2002, product gross margins were 34% compared to negative 56% in the same period of 2001. In the first nine months of 2002, product gross margins were 24% compared to negative 35% for the same period of 2001. These significant increases in product gross margins in the third quarter and first nine months of 2002 compared to the comparable periods in 2001, were due to a combination of factors, including more stable pricing conditions, lower production costs due to a higher mix of the more cost effective MLC (multi level cell) chip, significantly lower overhead expenses due to our restructuring activities in 2001 and improved economies of scale due to the growth in unit volumes across our major product lines. In addition, in the third quarter and for the nine months ended September 30, 2002, we sold approximately $3.0 and $8.3 million worth, respectively, of NOR inventory that had been fully written off as excess or obsolete in previous quarters.

Research and Development Expenses. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $14.0 million in the third quarter of 2002, down $0.7 million or 4% from $14.7 million in the third quarter of 2001. In the first nine months of 2002, research and development expenses were $45.8 million, up $0.6 million or 1% from the same period in 2001. The decrease in the third quarter compared to the same period in the prior year, was primarily due to a decrease of $1.1 million in project related expenses including depreciation, offset by an increase of $0.5 million in salaries and related expenses. The increase in research and development expenses in the first nine months of 2002 was primarily due to an increase of $1.9 million in depreciation expense and the $1.3 million write-off of acquired technology, which were partially offset by a decline of $0.3 million in salaries and related expenses, $0.3 million related to research and development tooling costs, approximately $1.6 million in certain other non-recurring vendor expenses and continued control over our discretionary expenses. Research and development expenses represented 10% of total revenues in the third quarter and 13% for the first nine months of 2002 compared to 22% in the third quarter of 2001 and 16% for the first nine months of 2001. We expect our research and development expenses to increase in future quarters to support the development and introduction of new generations of flash data storage products, including with respect to our joint venture with Toshiba, our co-development agreement with Sony and our continued development of advanced controller chips.

Sales and Marketing Expenses. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturers representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $10.7 million in the third quarter of 2002, essentially flat with the same period in 2001. Significant components of our third quarter sales and marketing expenses compared to the same period in 2001 were decreases in advertising expenses of approximately $2.0 million related to the adoption of EITF 01-09, whereby these expenses are treated as a reduction in revenue compared to a sales and marketing expense, at the beginning of fiscal year 2002, mostly offset by increases in commissions of $1.5 million and salaries and related costs of $0.5 million to support a higher revenue base. In the first nine months of 2002, sales and marketing expenses were $28.6 million, down $2.8 million or 9% from $31.4 million for the same period of 2001. The decrease in the first nine months of 2002 was primarily due to a decrease in advertising expense of $6.1 million which was partially offset by an increase in commissions of $2.9 million.

Sales and marketing expenses represented approximately 8% of total revenues in the third quarter and the first nine months of 2002 compared to 16% and 11% for the third quarter and first nine months of 2001. We expect sales and marketing expenses to increase, in absolute dollars, as sales of our products grow and as we continue to develop the retail channel and brand awareness for our products.

General and Administrative Expenses. General and administrative expenses include the cost of our finance, information systems, human resources, stockholder relations, legal and administrative functions. General and administrative expenses were $7.7 million in the third quarter of 2002, up $3.7 million or 92% from $4.0 million in the third quarter of 2001. The increase in the third quarter of 2002 was primarily due to an increase of $1.9 million in legal fees primarily related to the defense of our intellectual property portfolio and an increase in salaries and related expenses of $1.4 million. In the first nine months of 2002, general and administrative expenses were $18.9 million, up $6.3 million or 50% from $12.6 million for the same period in 2001. The increase in the first nine months of 2002 was primarily due to an increase of $5.3 million in legal fees related to the defense of our intellectual property portfolio and an increase of $2.5 million in salaries and related expenses, partially offset by reductions in our discretionary expenses. General and administrative expenses represented 5% of total revenues in the third quarter and first nine months of 2002 compared to 6% and 5% for the third quarter and first nine months of 2001. General and administrative expenses are expected to increase in absolute dollars but remain comparable as a percentage of sales in the future if we continue to pursue litigation to defend our patent portfolio and grow our infrastructure to support our growth.

Restructuring Expenses. In the third quarter of 2001, we adopted a plan to transfer all of our card assembly and test manufacturing operations from our Sunnyvale, California location to offshore subcontractors. We also adopted a plan to reduce its workforce by a total of 193 employees through involuntary employee separations from October 2001 through April 2002. In connection with this restructuring, the Company recorded a restructuring charge of $8.5 million. The charge included $1.4 million of severance and employee related-costs for a reduction in workforce, equipment write-off charges of $6.1 million and lease commitments of $1.0 million related to the abandonment of a warehouse facility. As of September 30, 2002, with the exception of leases related to the abandoned excess leased facilities, the Company had made all payments associated with the restructuring. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in 2002 and 2003.

Equity in Income (Loss) of Joint Ventures. Equity in income (loss) of joint ventures of $(1.0) million in the third quarter of 2002 and $0.3 million in the first nine months of 2002 included our share of income and foreign exchange gains, net of expenses, from our FlashVision joint venture and losses from our Digital Portal joint venture.

Interest Income. Interest income was $2.1 million in the third quarter of 2002 and $6.6 million in the first nine months of 2002 compared to $2.6 million and $9.8 million in the same periods of 2001. This decrease was primarily due to lower interest rates in 2002 compared to 2001.

Interest Expense. Interest expense on our outstanding convertible notes was $1.7 million in the third quarter of 2002 and $5.1 million in the first nine months of 2002.

Loss on Investment in Foundry. In the third quarter of 2002, we recognized a write-down of $1.2 million related to the recoverability of our Tower prepaid wafer credits which at September 30, 2002 were valued at $3.2 million. In the third quarter and first nine months of 2001, we recognized an unrealized loss on the other than temporary decline in the value of our investments in UMC and Tower of $116.4 million and $296.4 million, respectively, in accordance with Statement of Financial Standards 115 (Footnote 9). In future periods, if we sell our UMC or Tower shares, we may recognize a gain or loss due to fluctuations in the market value of these stocks.

Gain (Loss) on Equity Investment. In the third quarter and first nine months of 2002, we recognized a loss on the other than temporary decline in the value of our equity investment in Divio, Inc., or Divio, of $0.9 million, in accordance with Statement of Financial Standards 115 (Footnote 9). Divio is currently unprofitable, and will require additional funding from external sources to complete the development and commercialization of its products. Given the current depressed conditions for financing private, venture capital backed startup companies, we cannot assure you that Divio will be able to successfully finance its activities or become profitable. If they cannot do so, our investment in Divio may become worthless. The carrying value of the Divio investment on our consolidated balance sheet as of September 30, 2002 was $6.3 million.

Other Income (Expense), Net. Other income (expense), net was $(0.6) million in the third quarter of 2002 and $(2.6) million for the first nine months of 2002 compared to $(0.5) million and $(2.5) million for the same periods of 2001. These expenses were primarily due to foreign exchange losses on our Japanese Yen denominated assets and Note issuance expenses. Note issuance expenses related to our convertible notes were $(0.2) million and $(0.6) million in the third quarter and first nine months of 2002. Foreign exchange losses were $(0.4) million and $(2.0) million for the third quarter and first nine months or 2002, compared to $(0.5) million and $(2.5) million for the same periods in 2001.

Provision for (Benefit from) Income Taxes. Income tax expense was $7.2 million for the three months ended September 30, 2002 compared to $(4.4) million for the three months ended September 30, 2001. The provision for income taxes for the three months ended September 30, 2002 primarily relates to foreign withholding tax on the Company’s prepaid license revenue, royalty revenue, and UMC stock dividends. The tax benefit for income taxes for the three months ended September 30, 2001 relates to a tax refund due to the Company by carrying back the current year’s net operating loss.

The income tax benefit was $(4.1) million for the nine months ended September 30, 2002 compared to $(102.5) million for the nine months ended September 30, 2001. The income tax benefit for the nine months ended September 30, 2002 was primarily due to a reduction in the Company’s valuation allowance due to the increase in the deferred tax liability associated with the unrealized gain on the Company’s investment in UMC. The income tax benefit for the nine months ended September 30, 2001 was related primarily to a tax refund due to the Company by carrying back the 2001 year’s net operating loss and a reversal of deferred taxes related to the original unrealized UMC gain.

The assessment of the amount of the Company’s valuation allowance is influenced in part by the amount of unrealized tax gains on investments that the Company is required to record pursuant to FAS 123. These recorded gains allow the Company to realize deferred tax assets that were previously determined to be subject to a valuation allowance. The Company cannot predict from quarter to quarter the value of its investment in UMC. Therefore, the amount of deferred tax assets subject to a valuation allowance may fluctuate from quarter to quarter. Although there was no appreciation in the value of the Company’s UMC shares in the third quarter of 2002, an appreciation in the value of the Company’s UMC shares or an increase in the number of shares available to the Company for sale could continue to impact the Company’s tax rate for the remainder of 2002. The extent of such an effect, if any, depends on the size of the appreciation. The Company continues to monitor the need for a valuation allowance on a quarterly basis.

Liquidity and Capital Resources

Transactions Affecting Liquidity

On December 24, 2001, we completed a private placement of $125.0 million of 4½% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes, for which we received aggregate net proceeds of approximately $145.9 million. Based on the aggregate principal amount at maturity of $150.0 million, the Notes require us to make semi-annual interest payments of $3.4 million each on May 15 and November 15 of each year while the Notes are outstanding. The Notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 54.2535 shares per $1,000 principal amount of the Notes, subject to adjustment in certain events. Anytime on or after November 17, 2004, we may redeem the notes in whole or in part at a specified percentage of the principal amount plus accrued interest. The debt issuance costs are being amortized over the term of the Notes using the interest method. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and obtain other long-term debt and lines of credit. We may incur substantial additional indebtedness in the future. There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

At September 30, 2002, our equity investment in UMC was valued at $120.8 million on our balance sheet. In the third quarter of 2002, we received approximately 23 million additional shares of UMC stock in the form of stock dividends. These shares are included in the 165 million shares classified as available-for-sale in accordance with SFAS No. 115 of $112.1 million, which are reported at market value and included in current assets on our balance sheet. We also have 11 million shares, which contain trading restrictions that extend beyond one year, which are valued at their adjusted cost of $8.7 million and included in non-current assets. UMC’s share price declined to NT$23.70 at September 30, 2002 from NT$40.10 at June 30, 2002 resulting in an unrecognized loss of $53.7 million in the third quarter of 2002 on the portion of our investment that is classified as available-for-sale. Despite the decline in the third quarter, at September 30, 2002, the market value of the available-for-sale portion of our UMC investment exceeded its adjusted cost of $108.4 million. The total unrecognized gain of $1.2 million, before tax, is included in other comprehensive income on our balance sheet. If the fair value of our UMC shares declines and such declines are other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock, if the UMC shares are sold.

In April 2002, we and Toshiba entered into a series of agreements under which we and Toshiba restructured our FlashVision Dominion Semiconductor, Virginia business by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility at Yokkaichi, Japan. Through this consolidation, we expect Yokkaichi to provide more cost-competitive NAND flash wafers than was possible at Dominion. Under the terms of the agreement, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and will undertake full responsibility for the equipment transfer and production set up, which is expected to be completed in the first quarter of 2003. Once the consolidation is completed, Yokkaichi’s total NAND wafer output is expected to match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi will continue essentially the same 50-50 joint venture and on essentially the same terms as it has had at Dominion in Virginia. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO and in April 2002 repaid all amounts outstanding there under. FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, we do not have a guarantee obligation to the lenders. However, we have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of September 30, 2002, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $146.3 million.

In July 2000, we entered into a share purchase agreement to make a $75 million investment in Tower representing approximately 11% ownership of Tower. As of September 30, 2002, we had invested $53.0 million in Tower and obtained 3,955,435 ordinary shares and $9.9 million of prepaid wafer credits. In 2001, we recognized losses of $26.1 million on the other-than-temporary decline in the value of our Tower investment and prepaid wafer credits in accordance with SFAS No. 115. Our investment in Tower was valued at $19.7 million as of September 30, 2002 and included an unrecognized loss of $3.5 million for the first nine months of 2002. At September 30, 2002, our prepaid wafer credits were valued at $3.2 million, which was net of a $1.2 million write-down recorded in the third quarter of 2002, related to the recoverability of these prepaid wafer credits.

In March 2002, we amended our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was made on April 5, 2002. In exchange for this payment we received 1,071,497 shares and prepaid wafer credits of $4.4 million. The payment of $11.0 million for the fourth milestone was paid on October 1, 2002. In exchange for this payment we received 1,344,829 shares and $4.4 million in prepaid wafer credits. These were credited to our pre-paid wafer account and are to be applied against orders placed with Tower’s new fabrication facility, when completed; provided, however, that until July 1, 2005, the amounts added to the pre-paid wafer account may only be applied towards a maximum of

7.5% of wafer purchases. We assess on a quarterly basis the value of our prepaid wafer credits considering the timing and quantity of our planned wafer purchases on an annual basis, the status of the foundry construction and general economic conditions. If we determine that the value of these wafer credits is not recoverable, additional write-downs will be recorded.

The final contribution by us will take the form of a mandatory warrant exercise for 366,690 ordinary shares at an exercise price of $30.00 per share if the final milestone is met by Tower. The final milestone warrant will expire in July 2005, and in the event the milestone is not achieved, the exercise of the warrant will not be mandatory. If Tower’s stock price is trading below $30.00 per share on the day the final contribution is made, we will receive wafer credits in an amount equal to the number of shares purchased on the final contribution date multiplied by the difference between $30.00 and the average trading price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding the payment date, referred to as the ATP (provided, however, that the ATP shall not be less than $12.50). If we make timely milestone payments, Tower is contractually obligated to fill our wafer orders with up to 15% of available wafers from the new fabrication facility. We currently expect Tower to supply us a portion of the ASIC controller chips used in our flash cards. We expect first wafer production to commence at the new fabrication facility in 2003.

In addition to our commitment under the share purchase agreement, we completed our participation in Tower’s rights offering during October 2002. Tower issued one right for each 4.94 shares owned by record holders as of the record date. Each right entitles a record holder to purchase one share and 0.45 of a warrant, at a subscription price of $5.00 per right. Each whole warrant entitles the holder to purchase one share at an exercise price of $7.50 per share through October 31, 2006. In exercising our rights to participate, we paid approximately $4.0 million in exchange for 800,695 ordinary Tower shares and warrants to purchase 360,312 ordinary shares.

On August 9, 2000, we entered into a joint venture, Digital Portal, Inc., or DPI, with Photo-Me International, PLC., or PMI, for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, we invested $2.0 million in DPI. We currently account for this investment under the equity method, and recorded a loss of $0.6 million and $1.4 million as our share of the equity in loss of joint venture for the three and nine month periods ended September 30, 2002, respectively. Our share of DPI’s losses from DPI’s inception through September 30, 2002, exceeded the amount of our investment. Under the equity method of accounting, our share of DPI’s losses were deducted from the investment account and therefore, as of September 30, 2002 there is no value related to DPI on our condensed consolidated balance sheet. On July 18, 2002, we agreed in principle to sell a significant portion of our DPI shares to PMI to reduce our ownership percentage below 20%. In addition, we will give up our seat on DPI’s board of directors. Under the new agreement, we will discontinue our kiosk related activities, will no longer be required to make additional equity investments in DPI, guarantee DPI’s equipment leases or otherwise pay any of DPI’s expenses and DPI will no longer use the SanDisk brand name. When this transaction is completed, which is expected in the fourth quarter of 2002, we will account for our remaining investment in DPI on a cost basis.

On November 2, 2000, we made a strategic investment of $7.2 million in Divio, Inc., or Divio. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, we own approximately 10% of Divio and is entitled to one board seat. A number of companies are developing compression chip products that may be superior to, or may be offered at a lower cost than the Divio chips. These competing products may render Divio’s products uncompetitive and thereby significantly reduce the value of our investment in Divio. Divio is currently unprofitable, and will require additional funding from external sources to complete the development and commercialization of its products. Given the current depressed conditions for financing private, venture capital backed startup companies, we cannot assure you that Divio will be able to successfully finance its activities or become profitable. If they cannot do so, our investment in Divio may become worthless. In connection with our quarterly review of equity investments, an unrealized loss of $0.9 million on the other than temporary decline in the value of our equity investment in Divio was recognized in accordance with SFAS No. 115. The carrying value of Divio on our condensed consolidated balance sheet as of September 30, 2002 was $6.3 million. If it is determined that the value of our investment in Divio is further impaired on an other-than-temporary basis, it may be necessary to record additional losses on this investment.

Discussion of Cash Flows

At September 30, 2002, we had working capital of $560.8 million, which included $311.3 million in cash and cash equivalents and $121.3 million in short-term investments, excluding our investment in UMC.

Operating activities provided $64.8 million of cash in the first nine months of 2002 primarily due to net income, plus non-cash charges, primarily depreciation, an increase in deferred income and revenues of $49.8 million and liabilities of $29.9 million which were partially offset by an increases in accounts receivable of $21.9 million and inventory of $23.1 million.

Net cash provided by investing activities was $28.4 million in the first nine months of 2002, which included net purchases of short term investments of $15.5 million, our April 2002 investment in Tower of $11.0 million, the release of $64.7 of restricted cash related to the termination of FlashVison’s equipment lease with ABN AMRO in April 2002 and $14.0 million of technology licenses and capital equipment purchases.

Net cash provided by financing activities was $28.6 million in the first nine months of 2002, which included the $24.4 million net proceeds from the issuance of convertible subordinated notes and $4.2 million from the sale of common stock through our stock option and employee stock purchase plans.

Liquidity Sources, Requirements and Contractual Cash Commitments

Our principal sources of liquidity as of September 30, 2002 consisted of: $432.5 million in cash, cash equivalents, and short-term investments, $116.4 million in unrestricted investments in foundries, and cash we expect to generate from operations during our fiscal year.

Since the closing of our convertible subordinated note offering, our principal liquidity requirements have been to service our debt and meet our working capital, research and development and capital expenditure needs.

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

The following summarizes our contractual cash obligations, commitments and off balance sheet arrangements at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	Fiscal 2002	Fiscal 2003-2004	Fiscal 2005-2006	After 2006
CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000	$—	$—	$150,000	$—
Interest payable on convertible subordinated notes	28,238	1,725	13,688	12,825
Operating leases	9,551	749	5,507	3,295	—
Investment in Tower Semiconductor	22,000	11,000	11,000	—	—
Purchase commitments for flash memory	19,869	19,869	—	—	—

Total contractual cash obligations	$229,658	$33,343	$30,195	$166,120	$—

As of September 30, 2002
OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease	$ 146,317

Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or foundry capacity to support our business in the future. We may also invest in or acquire other companies’ product lines or assets. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our collaboration with Toshiba for the joint development of 1 gigabit and 2 gigabit flash MLC memory chips and Sony for the joint development of the next generation Memory Stick.

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

•
natural disasters affecting the countries in which we conduct our business, particularly Japan, where our principal source of NAND flash memory wafer capacity is located and Taiwan, South Korea, China and the United States;

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

•	expenses related to obsolescence or devaluation of unsold inventory;

•	adverse changes in product and customer mix;

•	slower than anticipated market acceptance of new or enhanced versions of our products;

•	competing flash memory card standards, which displace the standards used in our products;

•	changes in our distribution channels;

•	fluctuations in our license and royalty revenue;

•	fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization;

•	availability of sufficient silicon wafer foundry capacity to meet customer demand;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	significant yield losses, which could affect our ability to fulfill customer orders and could increase our costs;

•	manufacturing flaws affecting the reliability, functionality or performance of our products, which could increase our product costs, reduce demand for our products or require product recalls;

•	increased research and development expenses;

•	exchange rate fluctuations, particularly the U.S. Dollar to Japanese Yen exchange rate;

•	changes in general economic conditions, particularly in Japan and the European Union; and

•	reduced sales to our retail customers if consumer confidence continues to decline or economic conditions continue to worsen.

Difficulty of estimating future silicon wafer needs may cause us to overestimate our needs and build excess inventories, or underestimate our needs and have a shortage of silicon wafers, either of which will harm our financial results.

When we order silicon wafers from our foundries, we have to estimate the number of silicon wafers needed to fill product orders several months into the future. If we overestimate this number, we will build excess inventories, which could harm our gross margins and operating results. On the other hand, if we underestimate the number of silicon wafers needed to fill product orders, we may be unable to obtain an adequate supply of wafers, which could harm our product revenues. Because the majority of our CompactFlash, Memory Stick, SmartMedia card, MultiMediaCard and Secure Digital card products are sold into emerging consumer markets, it has been difficult to accurately forecast future sales. In addition, bookings visibility remains low due to the current economic uncertainty in our markets. A substantial majority of our quarterly sales are currently, and have historically been, from orders received and fulfilled in the same quarter, which makes accurate forecasting very difficult. Our product order backlog may fluctuate substantially from quarter to quarter.

Variability of expense levels and significant fixed costs will harm our business if our revenues do not exceed our operating expenses.

We may need to hire additional personnel in certain business areas or otherwise increase our operating expenses in the future to support our sales and marketing efforts, research and development, and general and administrative activities. We have significant fixed costs and we cannot readily reduce these expenses over the short term. If our revenues do not increase proportionately to our operating expenses, or if revenues decrease or do not meet expectations for a particular period, our business, financial condition and results of operations will be harmed.

License fees and royalties from our patent cross license agreements are variable and fluctuate from period to period making it difficult to predict our royalty revenues.

Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. We align actual reported royalty revenues when reports are received during the second and fourth quarters of each fiscal year. The timing and amount of royalty payments and the recognition of license fees can vary substantially from quarter to quarter depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, our license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues. Our license and royalty revenues may decline in the future as certain of our existing license agreements expire or our licensees reach their royalty payment caps.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks in the United States, the U.S. retaliation for these attacks, the threats of war in Iraq and the related decline in consumer confidence and continued economic weakness have had a substantial adverse impact on our retail sales. Recent consumer reports indicate that consumer confidence has reached its lowest level since 1993. If consumer confidence continues to decline or does not recover, our revenues and results of operations may be adversely impacted for the remainder of 2002 and beyond. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

Because of our international operations, we must comply with numerous international laws and regulations and we are vulnerable to political instability and currency fluctuations.

Political risks. Currently, the majority of our flash memory and controller wafers are produced by Toshiba in Japan and UMC in Taiwan. After the restructuring of our FlashVision business and the signing of our new flash memory purchase agreement with Samsung, all of our flash memory and controller wafers and flash memory products are now produced overseas by Toshiba, UMC and Samsung. We also use third-party subcontractors in Taiwan China and Japan for the assembly and testing of some of our card and component products. We may therefore be affected by the political, economic and military conditions in Taiwan. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other’s territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or card products by our Taiwanese or Japanese foundries and subcontractors. See “Risks Related to Vendors and Subcontractors—We depend on our suppliers and third-party subcontractors for several of the critical components of our products and our business could be harmed if we were unable to obtain a sufficient supply of these components on a timely basis.”

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

Although we do not believe the current political unrest and continuing escalation of violence in Israel represent a major security problem for Tower since Migdal Haemek, Israel is in a relatively secure geographic location, the unrest may expand and even if it remains at current levels, could cause scheduling delays, as well as economic uncertainty, which could cause potential foundry customers to go elsewhere for their foundry business. Moreover, if U.S. military actions in Afghanistan, Iraq or elsewhere, or current Israeli military actions, result in retaliation against Israel, Tower’s fabrication facility and our engineering design center in Israel may be adversely impacted. We cannot assure you that the Tower facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price. Furthermore, if the depressed business conditions for semiconductor wafers persist throughout 2002 and beyond, Tower may be unable to operate their new fabrication facility at an optimum capacity utilization, which would cause them to operate at a loss. In addition, while the political unrest has not yet posed a direct security risk to our engineering design center in Israel, it may cause unforeseen delays in the development of our products and may in the future pose such a direct security risk.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made, Nasdaq has proposed revisions to its requirements for companies, such as us, that are Nasdaq-listed. We expect these developments to increase our legal and financial compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

We have developed new products based on NAND MLC (Multi Level Cell) flash technology, a flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as NAND MLC flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced product availability. NAND MLC technology is highly complex. We may not be able to manufacture future generations of NAND MLC products with yields sufficient to result in lower costs per megabyte. If we are unable to bring future generations of high density flash memory into full production as quickly as planned or if we experience unplanned yield or reliability problems, our revenues and gross margins will decline.

The Secure Digital card standard is still developing as a major new standard and may not be widely adopted by consumers.

We, along with Matsushita and Toshiba, jointly developed and jointly promote the Secure Digital card. The Secure Digital card incorporates advanced security and copyright protection features required by the emerging markets for the electronic distribution of music, video and other copyrighted works. Although the Secure Digital card is designed specifically to address the copy protection rights of the content providers, there can be no assurance that these content providers will find these measures sufficient or will agree to support them. Furthermore, despite numerous design wins, the Secure Digital card standard is still developing as a major new standard and we cannot assure you that consumers will widely adopt the Secure Digital card. Conversely, broad acceptance of our Secure Digital card by consumers will likely reduce demand for our MultiMediaCard and CompactFlash card products. During 2001, we experienced a substantial decline in sales of MultiMediaCards, which was not matched by a corresponding increase in sales of Secure Digital cards. See “—The success of our business depends on emerging markets and new products.”

Memory Stick products sold by us may not generate substantial revenues for us or contribute to our gross margins.

We have an agreement with Sony Corporation, or Sony, pursuant to which Sony supplies us a portion of their Memory Stick output for us to resell under our brand name. Sony has also agreed to purchase a portion of their NAND memory chip requirements from us provided that we meet market competitive pricing for these components. In addition, we and Sony agreed to co-develop and co-own the specifications for the next generation Memory Stick. Each of us will have all rights to manufacture and sell this new generation Memory Stick. In the fourth quarter of 2001, we commenced retail sales of Memory Stick cards supplied to us under an OEM supply and purchase agreement with Sony. Consumers may prefer to purchase the Sony brand Memory Stick over our SanDisk brand Memory Stick. Furthermore, the second generation Memory Stick is still in the early stages of development and is not expected to generate significant sales before late 2003. We cannot assure you that the second generation Memory Stick will achieve commercial success in the marketplace when it is introduced.

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

In 2001, we experienced a substantial drop in demand from our MultiMediaCard customers, which we believe is attributable in part to the switch by these customers to the Secure Digital card, as well as the generally soft market conditions.

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

On June 30, 2000, we, along with Toshiba, formed FlashVision for the joint development and manufacture of several NAND flash memory products, including 512 megabit and 1 gigabit and other flash memory products. As part of this venture, we and Toshiba currently employ Toshiba’s 0.13 micron NAND flash integrated circuit manufacturing technology and SanDisk’s multilevel cell flash and controller system technology. The development of the next generation products and technologies is highly complex. We cannot assure you that we and Toshiba will successfully develop and bring into full production with acceptable yields and reliability these new products or the underlying technology, or that any development or production ramp will be completed in a timely or cost-effective manner. If we are not successful or if our cost structure is not competitive, our business, financial condition and results of operations could suffer.

We may be unable to maintain market share, which would reduce our potential revenues and benefit our competitors.

During periods of excess supply in the market for our flash memory products, such as we experienced in 2001 and the first quarter of 2002, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our future growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors. We have in the past experienced, and may in the future experience, severe price competition for our products, which adversely impacts our product gross margins and overall profitability.

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

On June 30, 2000, we, along with Toshiba, formed FlashVision for the joint development and manufacture of several NAND flash memory products, including 512 megabit, 1 gigabit and other advanced flash memory products. We and Toshiba will each separately market and sell these products. Accordingly, we will compete directly with Toshiba for sales of products incorporating these jointly developed and manufactured products. In April 2002, we and Toshiba entered into a series of agreements that restructured our FlashVision business and provided for the transfer of its operations to Toshiba’s Yokkaichi fabrication facility in Japan. Under the terms of the agreements, Toshiba will transfer the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and will bear substantially all of the costs associated with the equipment transfers, which are expected to be completed in 2002. The transfer and qualification of the advanced fabrication equipment from Dominion, Virginia to Yokkaichi, Japan is a highly complex operation. It is quite possible that we may encounter difficulties and delays. Although the additional costs associated with potential delays will be borne substantially by Toshiba, our results of operations may suffer if this equipment transfer is not completed on time and production does not commence at Yokkaichi as planned, thereby reducing the total NAND production capacity available to us.

In addition, we incurred substantial start-up expenses related to the hiring and training of manufacturing personnel, and installing the clean room facilities and equipment at the Dominion fabrication facility. Although as part of our agreement with Toshiba to restructure our FlashVision business we will recapture substantially all of the Dominion start-up expenses incurred by us, we will incur similar start-up expenses in connection with the new Yokkaichi fabrication facility. In addition, we may not achieve the expected cost benefits of this transition until the second half of 2002, if at all. We will incur start-up costs and pay our share of ongoing operating activities even if we do not utilize our full share of the new Yokkaichi output.

We face challenges and possible delays relating to the expected shift in a portion of our production at Yokkaichi to 0.13 micron NAND, which could adversely affect our operating results.

We were using the production capacity at Toshiba’s Yokkaichi fabrication facility to manufacture NAND flash memory wafers with minimum lithographic feature size of 0.16 micron. Late in 2002, we expect to start shifting a portion of our production output at Yokkaichi to 0.13 micron NAND. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers. Therefore, it is difficult to predict how long it will take to achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs. Introduction of new feature sizes and technologies are subject to the same risks and uncertainties after the restructuring of our FlashVision business. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the FlashVision joint venture at Toshiba’s Yokkaichi facility, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facility could adversely impact our operating results in 2002 and beyond.

Toshiba’s Yokkaichi facilities are our principal source of supply of NAND flash memory wafers and any disruption in this supply will reduce our revenues, earnings and gross margins.

Until the transition of the Dominion tool-set is completed, we will rely principally on Toshiba’s current Yokkaichi fabrication facility to supply our NAND flash memory wafers. If we experience increased demand during this transition period, we may not be able to procure a sufficient number of wafers from Toshiba’s current Yokkaichi fabrication facility to meet this demand, which would harm our business and operating results. Even if FlashVision successfully transitions to the new Yokkaichi fabrication facility, the Yokkaichi fabrication facilities may not produce satisfactory quantities of wafers with acceptable prices, reliability and yields. Any failure in this regard would be particularly harmful to our business, financial condition and results of operations, as our right to purchase NAND flash memory products from Samsung is limited and may not be sufficient to replace any shortfall in production at the Yokkaichi facilities. In addition, any disruption in supply from the Yokkaichi fabrication facility due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. Moreover, we have no experience in operating a wafer manufacturing line and we intend to rely on the existing manufacturing organizations at the Yokkaichi fabrication facilities. The new Yokkaichi fabrication facility will be tasked to “copy exactly” the same manufacturing flow employed by Toshiba in its existing Yokkaichi fabrication facility, but it may not be successful in manufacturing these advanced NAND flash products on a cost-effective basis or at all. If Toshiba and FlashVision are uncompetitive or are unable to satisfy our wafer supply requirements, our business, financial condition and results of operations would be harmed.

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

In addition, in order for us to sell NAND based CompactFlash, MultiMediaCards and Secure Digital cards, we have been developing new controllers, printed circuit boards and test algorithms because the architecture of NAND flash is significantly different from our prior NOR flash designs. Any technical difficulties or delays in the development of these elements could prevent us from taking advantage of the available NAND output and could adversely affect our results of operations. See “—Risks Related to Our FlashVision Joint Venture.”

We have contingent indemnification obligations for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement.

FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, we do not have a guarantee obligation to the lenders. However, we have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of September 30, 2002, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $146.3 million.

Risks Related to Our Investment in Tower Semiconductor Ltd.

Our investments in Tower Semiconductor Ltd. are subject to certain inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition.

In July 2000, we entered into a share purchase agreement to make a $75 million investment in Tower representing approximately 11% ownership of Tower. As of September 30, 2002, we had invested $53.0 million in Tower and obtained 3,955,435 ordinary shares and $9.9 million of prepaid wafer credits. In 2001, we recognized losses of $26.1 million on the other-than-temporary decline in the value of our Tower investment and prepaid wafer credits in accordance with Statement of Financial Accounting Standards 115. Our investment in Tower was valued at $19.7 million as of September 30, 2002 and included an unrecognized loss of $3.5 million for the first nine months of 2002. At September 30, 2002, our prepaid wafer credits were valued at $3.2 million, which net of a $1.2 million write-down recorded in the third quarter of 2002, related to the recoverability of these prepaid wafer credits.

In March 2002, we amended our share purchase agreement with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was made on April 5, 2002.

In exchange for this payment we received 1,071,497 shares and prepaid wafer credits of $4.4 million. The payment of $11.0 million for the fourth milestone was paid on October 1, 2002. In exchange for this payment we received 1,344,829 shares and $4.4 million in prepaid wafer credits. These were credited to our pre-paid wafer account and are to be applied against orders placed with Tower’s new fabrication facility, when completed provided, however, that until July 1, 2005, the amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. We assess on a quarterly basis, the value of our prepaid wafer credits considering the timing and quantity of our planned wafer purchases on an annual basis, the status of the foundry construction and general economic conditions. If we determine that the value of these wafer credits is not recoverable, a write-down will be recorded.

The final contribution by us will take the form of a mandatory warrant exercise for 366,690 ordinary shares at an exercise price of $30.00 per share if the final milestone is met by Tower. The final milestone warrant will expire in July 2005, and in the event the milestone is not achieved, the exercise of the warrant will not be mandatory. If Tower’s stock price is trading below $30.00 per share on the day the final contribution is made, we will receive wafer credits in an amount equal to the number of shares purchased on the final contribution date multiplied by the difference between $30.00 and the average trading price of Tower shares on the NASDAQ in the thirty consecutive trading days preceding the payment date, referred to as the ATP (provided, however, that the ATP shall not be less than $12.50). If we make timely milestone payments, Tower is contractually obligated to fill our wafer orders with up to 15% of available wafers from the new fabrication facility. We currently expect Tower to supply us a portion of the ASIC controller chips used in our flash cards. Tower expects first wafer production to commence at the new fabrication facility in 2003.

In addition to our commitment under the share purchase agreement, we completed our participation in Tower’s rights offering during October 2002. Tower issued one right for each 4.94 shares owned by record holders as of the record date. Each right entitles a record holder to purchase one share and 0.45 of a warrant, at a subscription price of $5.00 per right. Each whole warrant entitles the holder to purchase one share at an exercise price of $7.50 per share through October 31, 2006. In exercising our rights to participate, we paid approximately $4.0 million in exchange for 800,695 ordinary Tower shares and warrants to purchase 360,312 ordinary shares.

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

The current political unrest and violence in Israel may hinder Tower’s ability to obtain investment in and complete its fabrication facility, which would harm our business.

Although we do not believe the current political unrest and continuing escalation of violence in Israel represent a major security problem for Tower since Migdal Haemek, Israel is in a relatively secure geographic location, the unrest may expand and even if it remains at current levels, could cause scheduling delays, as well as economic uncertainty, which could cause potential investors and foundry customers to avoid Tower. Moreover, if U.S. military actions in Afghanistan, Iraq, or elsewhere, result in retaliation against Israel, Tower’s fabrication facility may be adversely impacted.

Risks Related to Our UMC and DPI Joint Ventures

Fluctuations in the market value of our UMC foundry investment affect our financial results and in fiscal 2001 we recorded a loss on investment in foundry of $275.8 million on our UMC investment.

In 1997, we invested $51.2 million in United Silicon, Inc., or USIC, a semiconductor manufacturing subsidiary of United Microelectronics Corporation, or UMC, which was merged into the UMC parent company on January 3, 2000. In exchange for our USIC shares, we received 111 million UMC shares. In 2000, 2001 and 2002, we received additional shares as stock dividends totaling approximately 22 million, 20 million and 23 million shares, respectively. Our equity investment in UMC was valued at $120.8 million at September 30, 2002 and included an unrealized gain of $1.2 million, which was included in other comprehensive income. In fiscal 2001, we recorded a loss of $275.8 million, or $166.9 million net of taxes, on the other-than-temporary decline in the value of our UMC investment in accordance with Statement of Financial Accounting Standards 115. If the fair value of our UMC investment declines in future periods, we may record additional losses for those periods. In addition, in future periods, we may recognize a gain or loss upon the sale of our UMC shares, which will impact our financial results.

Our Digital Portal Inc., or DPI, joint venture has an unproven product and an untested market and may not be successful.

On August 9, 2000, we entered into a joint venture, DPI, with Photo-Me International Plc., or PMI, for the manufacture, installation, marketing and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. On July 18, 2002, we agreed in principle to sell a significant portion of our DPI shares to PMI to reduce our ownership percentage below 20%. In addition, we will give up our seat on DPI’s board of directors. Under the new agreement, we will discontinue our kiosk related activities, will no longer be required to make additional equity investments in DPI, guarantee DPI’s equipment leases or otherwise pay any of DPI’s expenses and DPI will no longer use the SanDisk brand name. Under the equity method of accounting, our share of DPI’s losses was deducted from the investment account and therefore, as of September 30, 2002, there is no value related to DPI on our condensed consolidated balance sheet.

Risks Related to Vendors and Subcontractors

We depend on our suppliers and third-party subcontractors for several of the critical components and our products and our business could be harmed if we are unable to obtain a sufficient supply of these components on a timely basis.

We rely on our vendors, some of which are sole source suppliers, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components. For example, until the transition of the Dominion tool-set is completed, we will rely principally on the current Yokkaichi fabrication facility for our NAND flash memory supply. If we experience increased demand during this transition period, we may not be able to procure a sufficient number of flash memory products from Toshiba or Samsung to meet this demand, which would harm our business and operating results. After the transition of our FlashVision business, we will continue to principally rely on Toshiba’s Yokkaichi fabrication facilities for our flash memory supply. Any disruption in the supply of wafers from the Yokkaichi fabrication facilities or of flash memory products from Samsung would severely adversely impact our business.

We also rely on third-party subcontractors for a substantial portion of our wafer testing, packaged memory final testing, card assembly and card testing, including Silicon Precision Industries Co., Ltd. in Taiwan and Celestica, Inc. in China. In the fourth quarter of 2001, we completed the transfer of all of our card assembly and test manufacturing operations from our Sunnyvale location to these offshore subcontractors. In addition to our existing subcontract suppliers, we are qualifying other subcontract suppliers for wafer testing, packaged memory final testing, card assembly and card testing services. We have no long-term contracts with existing subcontractors nor do we expect to have long-term contracts with new subcontract suppliers. As such, we cannot and will not be able to directly control product delivery schedules. Any significant problems that occur at our subcontractor suppliers, or their failure to perform at the level we expect could lead to product shortages or quality assurance problems, which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we are moving to turnkey manufacturing with some of our existing subcontract suppliers as well as with our anticipated newly qualified subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products.

We depend on third-party foundries for silicon wafers and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.

All of our flash memory card products require silicon wafers, the majority of which are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, as well as UMC in Taiwan. Our NAND flash memory products are principally supplied by Toshiba’s Yokkaichi wafer fabrication facilities and, to a lesser extent, by Samsung. If Toshiba, FlashVision, Samsung and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations.

Our obligation to provide a rolling forecast of anticipated purchase orders for the next six calendar months under the terms of our wafer supply agreements with Toshiba, FlashVision, Samsung and UMC, limits our ability to react to fluctuations in demand for our products which may lead to excess wafer inventories and could result in higher operating expenses and reduced gross margins.

Under the terms of our supply agreements with Toshiba, FlashVision, Samsung and UMC, we are obligated to provide a rolling forecast of anticipated purchase orders for the next six calendar months. Generally, the estimates for the first three months of each forecast are binding commitments. The estimates for the remaining months may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of all of FlashVision’s wafer production. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers and flash memory products to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers or flash memory products with acceptable price and/or yields from any foundry, our business, financial condition and results of operations could be harmed.

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

We have entered into agreements with, and face direct competition from, Toshiba, Samsung and other competitors.

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

In addition, we and Toshiba will each separately market and sell any NAND flash memory products developed and manufactured by our joint venture, FlashVision. Accordingly, we will compete directly with Toshiba for sales of these products. Moreover, we rely principally on Toshiba, and to a lesser extent Samsung, for our NAND flash memory supply.

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

Competing products have been introduced that promote industry standards that are different from our products including Sony’s standard floppy disk used for digital storage in its Mavica digital cameras, Panasonic’s Mega Storage cards, Iomega’s Clik drive, a miniaturized, mechanical, removable disk drive, M-Systems’ DiskOnKey, a USB-based memory device, the Secure MultiMediaCard from Hitachi and Infineon and the xD-Picture card form Fuji Photo Film and Olympus Optical. Each competing standard may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product. In addition, other companies, such as Sanyo, DataPlay and Matrix Semiconductor have announced products or technologies that may potentially compete with our products.

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

Furthermore, we expect to face competition both from existing competitors and from other companies that may enter our existing or future markets that have similar or alternative data storage solutions, which may be less costly or provide additional features. For example, Infineon has formed a joint venture with Saifun, an Israeli startup company, to develop a proprietary flash memory technology, which will be targeted at low cost data storage applications. Price is an important competitive factor in the market for consumer products. Increased price competition could lower gross margins if our average selling prices decrease faster than our costs and could also result in lost sales.

Risks Related to Sales of Our Products

Sales to a small number of customers represent a significant portion of our revenues and if we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer.

Approximately one-half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 50% of our product revenues in the first nine months of 2002. In the first nine months of 2002, no single customer accounted for greater than 10% of our total revenues. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers’ products changes.

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

Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CompactFlash, SmartMedia card, MultiMediaCard and Secure Digital card products will continue to represent a significant percentage of our product revenues as consumer applications, such as digital cameras and digital music players, become more popular. Flash data storage markets are intensely competitive, and price reductions for our products are necessary to meet consumer price points. Due to the oversupply of flash memory foundry capacity throughout 2001 and the economic slow-down in 2001, the decline in our average selling price per megabyte of 50% was much more severe than the 22% decrease we experienced in 2000. Price declines for our products could continue to be significant. If we cannot reduce our product manufacturing costs in future periods to offset further price reductions, our gross margins and net profitability will suffer.

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

In 2001 and the first nine months of 2002, we continued to receive more product revenue and ship more units of products for consumer electronics applications, including digital cameras and PDAs, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and drive demand.

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

There is seasonality in our business, which may impact our product sales, particularly in the fourth and first quarters of the fiscal year.

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

Risks Related to Our Intellectual Property

We may be unable to protect our intellectual property rights, which would harm our business, financial condition and results of operations.

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

We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, and we have agreed to indemnify various suppliers and customers for alleged patent infringement, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling certain products.

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

On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable. On May 31, 2002, based on allegations of infringement leveled by Micron against us, we filed a complaint for declaratory judgment, seeking a declaration that we have not infringed and are not infringing five patents (or, in the alternative, that the patents are invalid). The patents in question are U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. The suit is captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 02-2627 VRW. On June 4, 2002, Micron answered and counterclaimed alleging that we do infringe the five listed patents. On October 29, 2002, we filed a motion for summary adjudication against Micron to eliminate some of Micron’s claims. This motion is currently pending with the Court.

On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987 or the ’987 Patent. Defendants have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ’987

Patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International—USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International—USA Inc., Civil No. C 01-21111, we sought damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation were related to the October 31, 2001 litigation referred to above. On October 16, 2002, Power Quotient International Co., Ltd. and Power Quotient International—USA entered into a Consent Judgment of Infringement and Validity and Injunction and settlement agreement with us, in which both PQI companies stipulated that the CompactFlash™ and PC ATA cards sold by them infringe our ‘987 patent and that the ‘987 Patent is valid and enforceable. In addition, both PQI companies are “enjoined from using in the United States, making in the United States . . . selling in the United States… or importing into the United States for sale, CompactFlash™ and PC ATA cards.” In addition, the PQI companies will pay us an undisclosed amount for past damages and the parties agreed to dismiss all claims between SanDisk and the PQI companies in both lawsuits described above without prejudice. The Consent Judgment of Infringement and Validity and Injunction is subject to court approval, which is currently pending.

On August 8, 2002, the Company filed an amended complaint to join Mr. Flash USA and Mark C. Lee as defendants in the PQI-USA matter. Mr. Flash USA and Mr. Lee have not yet answered the amended complaint.

On or about March 5, 2002, Samsung filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleged that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and sought a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and costs of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. Our counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. In August 2002, we settled all pending litigation with Samsung and we entered into a new patent cross license agreement and a flash memory purchase agreement.

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

The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ending September 30, 2002, our stock price fluctuated significantly from a low of $9.05 to a high of $23.40. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock. Furthermore, the market price for the notes may be adversely affected by declines in the market price of our common stock or deterioration of our financial performance, declines in the overall market for similar securities and the actual or perceived performance or prospects for companies in our industry.

Risks Related to Our Indebtedness

We have substantially increased our indebtedness, which may restrict our cash flow, make it difficult for us to obtain future financing, divert our resources from other uses, limit our ability to react to changes in the industry, and place us at a competitive disadvantage.

As a result of the sale and issuance of our 4 ½% convertible subordinated notes in December 2001 and January 2002, we incurred $150.0 million aggregate principal amount of additional indebtedness, substantially increasing our ratio of debt to total capitalization. While the notes are outstanding, we will have debt service obligations on the notes of approximately $6.8 million per year in interest payments. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business.

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

In 2000, we entered into a joint venture agreement with Toshiba, under which we formed FlashVision. FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho and certain other financial institutions. Under the terms of the new lease, we do not have a guarantee obligation to the lenders. However, we have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted into U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of September 30, 2002, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $146.3 million.

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

We may not be able to pay our debt and other obligations, which would cause us to be in default under the terms of our indebtedness, which would result in harm to our business and financial condition.

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

We may need additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

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

In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our contingent indemnification obligations to Toshiba and obligations under the notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders. The notes are also effectively subordinated to the liabilities of any of our subsidiaries (including trade payables, which as of September 30, 2002 were $651,000). Neither we, nor our subsidiaries are limited from incurring debt, including senior indebtedness, under the indenture. If we, or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. We anticipate that from time to time we will incur additional debt, including senior indebtedness. Our subsidiaries are also likely to incur liabilities in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please refer to our Form 10-K/A for the year ended December 31, 2001.

Item 4. Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties to preserve and defend our intellectual property rights. These and other parties could bring suit against us.

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

On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint seeks damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit is not infringed, is invalid, and is unenforceable. On May 31, 2002, based on allegations of infringement leveled by Micron against us, we filed a complaint for declaratory judgment, seeking a declaration that we have not infringed and are not infringing five patents (or, in the alternative, that the patents are invalid). The patents in question are U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. The suit is captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 02-2627 VRW. On June 4, 2002, Micron answered and counterclaimed alleging that we do infringe the five listed patents. On October 29, 2002, we filed a motion for summary adjudication against Micron to eliminate some of Micron’s claims. This motion is currently pending with the Court.

On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et. al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987 or the ‘987 Patent. Defendants have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. The Court has set a trial date for the later half of 2003.

On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International—USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International—USA Inc., Civil No. C 01-21111, we sought damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation were related to the October 31, 2001 litigation referred to above. On October 16, 2002, Power Quotient International Co., Ltd. and Power Quotient International-USA entered into a Consent Judgment of Infringement and Validity and Injunction and settlement agreement with us, in which both PQI companies stipulated that the CompactFlash™ and PC ATA cards sold by them infringe our ‘987 patent and that the ‘987 Patent is valid and enforceable. In addition, both PQI companies are “enjoined from using in the United States, making in the United States . . . selling in the United States… or importing into the United States for sale, CompactFlash™ and PC ATA cards.” In addition, the PQI companies will pay us an undisclosed amount for past damages and the parties agreed to dismiss all claims between SanDisk and the PQI companies in both lawsuits described above without prejudice. The Consent Judgment of Infringement and Validity and Injunction is subject to court approval, which is currently pending.

On August 8, 2002, the Company filed an amended complaint to join Mr. Flash USA and Mark C. Lee as defendants in the PQI-USA matter. Mr. Flash USA and Mr. Lee have not yet answered the amended complaint.

On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleged that we infringe four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and sought a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and costs of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. Our counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. In August 2002, we settled all pending litigation with Samsung and we entered into a new patent cross license agreement and a flash memory purchase agreement.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Rule 10b5-1 Stock Selling Plan

We have been informed that Eli Harari, our Chief Executive Officer, has adopted a stock selling plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which he intends to sell shares of our common stock from time to time. The plan becomes effective on December 1, 2002 and terminates on December 31, 2003. The plan provides for sales of stock on a monthly basis subject to certain market prices. The plan will terminate if and when an aggregate of 1,050,000 shares have been sold pursuant to the plan.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(16)

3.4	Restated Bylaws of the Registrant, as amended to date.(15)

3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (15)

4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)

4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)

4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)

4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)

4.6	Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant.(11)

4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(15)

4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(15)

9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)

10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)

10.2	1989 Stock Benefit Plan.(2), (*)

10.3	Employee Stock Purchase Plan.(2), (*)

10.4	1995 Non-Employee Directors Stock Option Plan.(2), (*)

10.5	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

10.6	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)

10.7	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1),(6)

10.8	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)

10.9	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1), (6)

10.10	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)

10.11	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)

10.12	1995 Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.13	1995 Non-Employee Directors Stock Option Plan Amended and Restated as of December 17, 1998.(10), (*)

10.14	1995 Employee Stock Purchase Plan Amended and Restated as of December 17, 1998.(10), (*)

Exhibit Number	Exhibit Title

10.15	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(+)

10.16	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(+)

10.17	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.18	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)

10.19	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.20	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)

10.21	Definitive Agreement to Form Vending Business, dated August 7, 2000, by and between the Registrant and Photo-Me International, Plc.(13),(+)

10.22	Non-Solicitation Agreement, dated August 7, 2000, by and between the Registrant, DigitalPortal Inc. and Photo-Me International, Plc.(13),(+)

10.23	Exclusive Product Purchase Agreement, dated as of August 7, 2000, by and between Photo-Me, International Plc., and DigitalPortal Inc. (13),(+)

10.24	Stockholders’ Agreement, dated as of August 7, 2000, by and among the Registrant, DigitalPortal Inc. and Photo-Me, International, Plc.(13),(+)

10.25	Bylaws of DigitalPortal Inc.(13),(+)

10.26
Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation (14)

10.27	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd. (14)

10.28	Memorandum of Understanding, dated as of December 17, 2001 by and between the Registrant and Toshiba Corporation. (15), (+)

10.29	Amendment to Share Purchase Agreement, dated as of March 20, 2002, by and between the Registrant and Tower Semiconductor Ltd.(17)

10.30	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation. (18), (+)

10.31	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation. (18), (+)

10.32	Amendment to Common R&D Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation. (18), (+)

10.33	Amendment to Product Development Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation. (18), (+)

10.34	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation. (18), (+)

10.35	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation. (18)

10.36	Amendment to the New Master Agreement, dated and effective as of August 13, 2002, by and between the Registrant and Toshiba Corporation. (**), (++)

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
+	Confidential treatment has been granted for certain portions thereof.
++	Confidential treatment has been requested for certain portions thereof.

1.	Confidential treatment granted as to certain portions of these exhibits.
2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

3.	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K.
4.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.
5.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.
6.	Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated October 16, 1997.
7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.
8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.
9.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 1, 1999.
10.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 1999.
11.	Previously filed as an Exhibit to the Registrant’s 1999 Annual Report on Form 10-K.
12.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
13.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.
14.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.
15.	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.
16.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).
17.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.
18.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

B. Reports on Form 8-K

On August 21, 2002, we filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing our signing of cross license and supply agreements covering flash memory technology with Samsung Electronics Co., Ltd.

On July 18, 2002, we filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing our financial results for the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)

Dated: November 13, 2002	By:	/s/ Michael Gray
Michael Gray Chief Financial Officer, Senior Vice President Finance and Administration (On behalf of the Registrant and as Principal Financial Officer.)

I, Eli Harari, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SanDisk Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ ELI HARARI
Eli Harari Chief Executive Officer

I, Michael Gray, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SanDisk Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ MICHAEL GRAY
Michael Gray Chief Financial Officer