Form 10-K
period 2002-12-31
SANDISK CORP
filed 2003-03-26
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002 or*

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File No. 0-26734

SanDisk Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0191793
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
140 Caspian Court, Sunnyvale, California	94089
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:

(408) 542-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value;

Rights to Purchase Series A, Junior Participating Preferred Stock
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 28, 2002 was approximately $663,241,230 (based upon the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 18, 2003, the Registrant had 69,351,698 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on June 3, 2003 are incorporated by reference into Part III of this Form 10-K.

*	For purposes of this Form 10-K the Registrant has indicated its fiscal year as ending on December 31st. The Registrant operates on a fifty-two-fifty-three week fiscal year cycle ending on the Sunday closest to December 31st.

SANDISK CORPORATION

PART I

Item 1.     Business

      Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Factors That May Affect Future Results” under Item 7 below, and elsewhere in this report. Our business, financial condition or results of operations could be materially adversely affected by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report. References in this annual report on Form 10-K to “SanDisk,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, its subsidiaries and SunDisk Corporation, its predecessor.

Overview

      We design, manufacture and market flash memory storage products that are used in a wide variety of electronic systems and devices. We have designed our flash memory storage solutions to address the storage requirements of emerging applications in the consumer electronics and industrial/communications markets. Our products are used in a number of rapidly growing consumer electronics applications, such as digital cameras, personal digital assistants, or PDAs, portable digital music players, digital video recorders and mobile phones, as well as in industrial and communications applications, such as communications routers and switches and wireless communications base stations. Our products include removable CompactFlash, or CF, cards, Secure Digital, or SD, cards, miniSD cards, SmartMedia cards, FlashDisk cards, MultiMediaCards, Memory Stick, and including the recently announced MemoryStick Pro version, Cruzer, USB Flash Drives and Ultra CompactFlash cards and embedded Flash ChipSets, NAND Flash Components and FlashDrives with storage capacities ranging from 16 megabytes to 2 gigabytes. During 2001, we completed a technology transition from NOR flash manufactured for us by UMC in Taiwan to NAND flash manufactured for us under our FlashVision joint venture with Toshiba Corporation, or Toshiba. In fiscal 2002, our customers included Arrow Electronics, Inc., Avnet Electronics, AVS Technologies, Inc., Bell Microproducts, Inc., Best Buy Company, Inc., Canon, Inc., Circuit City Stores, Inc., Costco Wholesale Corporation, CompUSA Inc., DayMen Photo Marketing Ltd., Flextronics International Ltd., Eastman Kodak Company, Ericsson Inc., Hama Corporation, Hewlett-Packard Company, Holst Import BV, Ingram Micro, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Plastic Co. Ltd., Nikon Corporation, Office Depot, Inc., Siemens AG, Staples, Inc., Sonicblue, Inc., Techni-Cine Photography, Wal-Mart Stores Inc., and Wynit, Inc., among others. In addition, we currently license our technologies to several companies including Hitachi Ltd., Intel Corporation, Lexar Media, Incorporated, Matsushita Electronics Corporation, Samsung Electronics Company Ltd., Sharp Electronics Corporation, SmartDisk Corporation, Silicon Storage Technologies, Incorporated, Sony Corporation, TDK Corporation and Toshiba.

      In 2000, we entered into a joint venture agreement with Toshiba, under which we formed FlashVision, L.L.C., to produce advanced flash memory, utilizing fabrication space at Dominion Semiconductor, L.L.C., or Dominion, in Manassas, Virginia. In April 2002, we and Toshiba restructured our FlashVision business by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. Through this consolidation, we expect the Yokkaichi facility to provide more cost-competitive NAND flash wafers than was possible at Dominion. Pursuant to the terms of the agreements, Toshiba transferred the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and completed the equipment transfer and production set up. Yokkaichi’s total NAND wafer output is expected to match the combined prior NAND capacity of Yokkaichi and Dominion. The FlashVision operation at Yokkaichi, FlashVision, Ltd., continues the joint venture on essentially the same terms as the parties had at Dominion in Virginia. FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, Toshiba is required to provide a guarantee to these financial institutions on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of December 31, 2002, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $142.4 million.

Additional Information

      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.sandisk.com. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, California 94089 and our telephone number is (408) 542-0500.

Recent Developments

      In January 2003, we and Sony Corporation, or Sony, jointly announced the Memory Stick Pro. Memory Stick Pro offers substantially improved performance in higher write speeds and capacity, as well as built-in MagicGate copyright protection as compared with the current Memory Stick line of products.

      In February 2003, we agreed to further amend our foundry investment agreements with Tower Semiconductor Ltd., or Tower, for its new Fab 2 facility, by agreeing to advance the payment for the fifth and final milestone. This amendment is subject to approval by all required parties, including Tower’s shareholders. If approved, the terms of the amendment require payment of $11.0 million for the advanced fifth milestone and this payment will be made in two installments. The first installment of approximately $6.6 million, will be due five business days after the amendment is approved by all required parties, including Tower’s shareholders; the second installment of approximately $4.4 million will be due five business days after Tower has raised additional funds equal to approximately $22.0 million; referred to as the Minimum Financing. Tower must complete the Minimum Financing prior to December 31, 2003, or we will not be obligated to pay the second installment. Each of the first and second installments will be paid provided Tower meets these conditions, whether or not Tower actually achieves its original fifth milestone obligation. In return for the installment payments, we will receive ordinary Tower shares based upon a predetermined calculation, and we will have the option to convert a portion of our unused pre-paid wafer credits in the future. Fab 2 is still early in its startup phase, which is expected to last throughout much of 2003 and has been financed, in part, by a credit facility agreement that requires Tower to satisfy certain financial covenants and comply with certain conditions. If Tower is unable to satisfy these financial covenants or comply with these conditions and therefore, is not able to obtain additional bank financing, or its current bank obligations are accelerated, or if Tower fails to secure foundry customers to utilize its wafer fabrication capacity and thereby help defray its fixed costs, such failure could jeopardize the completion of Fab 2 and Tower’s ability to continue operations. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      In March 2003, we introduced a smaller version of the SD card, known as miniSD. The miniSD card includes the feature-set of the standard SD card but is designed for mobile phones and other products requiring small form factors.

Industry Background

      In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of consumer electronic, industrial and communications products. These new devices include digital cameras, advanced mobile phones that incorporate digital cameras, PDAs, highly portable computers, portable digital music players, digital video recorders, wireless base stations, network computers, communication routers and switches, handheld data collection terminals, medical monitors and other electronic systems. The storage requirements of these applications include small form factor size, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations. Because storage products based on flash semiconductor technology can meet these requirements, these devices and systems represent market opportunities for flash storage systems.

The SanDisk Solution

      Our flash memory storage solution, known as system flash or data storage flash, addresses the needs of many emerging applications in the consumer electronics and industrial/communications markets. Since our inception, we have been actively involved in all aspects of flash memory process development, chip design, controller development and system-level integration, as well as the creation and promotion of new flash card industry standards, to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and new system platforms. We believe our core technical competencies are in high-density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system testing. To achieve compatibility among various electronic platforms, regardless of the host processor or operating system used, we have developed new capabilities in flash memory chip design and created intelligent controllers. We have also developed an architecture that can leverage advances in flash memory process technology to ensure a scaleable, high-yield, cost-effective and highly reliable manufacturing process. Our CF card, SD card, miniSD card, MultiMediaCard, Memory Stick Pro, Cruzer and FlashDisk products are portable, have an on-board controller and use file formats that are forward- and backward-compatible. All of our flash data storage products can store almost any type of digital information, including voice, e-mail, music, video clips and digital images.

      Our products offer the following features:

Small form factor. Our CF card products weigh about half an ounce and are approximately the size of a matchbook. Our MultiMediaCard and SD card products are approximately the size of a postage stamp and weigh less than two grams. Our newly announced miniSD card has a length of 21.5 mm, width of 20 mm and thickness of 1.4 mm. Our FlashDisk cards are small and lightweight with a length of 85.6 mm, width of 54.0 mm, thickness of 5.0 mm or 10.5 mm and weight of less than 2.0 ounces.

Non-volatility. Our products store information in non-volatile memory cells that do not require power to retain information.

High degree of ruggedness. Our devices have an operating shock rating of 2,000 Gs for CF cards and 1,000 Gs for all other products (equivalent to being able to withstand ten foot and eight foot drops onto concrete, respectively). Our products are also designed to tolerate extensive fluctuations in temperatures and humidity.

Low power consumption. During read and write operations, our products use less power than the rotating disk drives found in many portable computers. At all other times during system operation, our products require virtually no power. Depending upon the end product making use of our flash data storage, this can translate into longer battery life.

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

      Our products are used in a number of rapidly growing consumer electronics applications, such as digital cameras, PDAs, portable digital music players, digital video recorders and mobile phones, as well as in industrial and communications applications, such as communications routers and switches and wireless communications base stations.

      Consumer Electronics. The increasing trend towards the use of digital technology in consumer electronics devices has created requirements for new data storage products. For example, a number of major camera and imaging companies have introduced digital cameras that we believe will enable professionals and consumers to eliminate the need for standard 35mm photographic film by replacing it with re-usable compact digital data storage devices. In addition, flash data storage products, such as our removable CF card, SD card, mini SD card, SmartMedia, FlashDisk, MultiMediaCard, Memory Stick, Memory Stick Pro and Ultra CompactFlash products and embedded Flash ChipSet, NAND Flash Components and FlashDrive products are used in PDAs, highly portable computers, digital audio players, network computers, video camcorders, cellular telephones, next-generation mobile telephones that incorporate digital cameras and other devices.

      Industrial/ Communications Market. The communications market has applications that require new types of data storage. For example, communications switches and cellular base stations require data storage in environments that are subject to shock and vibration and a wide range of temperature and humidity conditions. As the storage capacity of our cards grows, we are increasingly able to displace disk drives in routers and switches.

      In the fiscal years ended December 31, 2002, 2001 and 2000, product sales to our top 10 customers accounted for approximately 48%, 49% and 48% of our product revenues, respectively. In 2002, 2001 and 2000, no single customer accounted for greater than 10% of our total revenues. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. We have also experienced significant changes in the composition of our major customer base from year to year and expect this pattern to continue as certain customers increase or decrease their purchases of our products as a result of fluctuations in market demand for their products. Sales to our customers are generally made pursuant to standard purchase orders rather than long-term contracts. The loss of, or significant reduction in, purchases by any of our major customers, could harm our business, financial condition and results of operations.

SanDisk’s Products

      Our storage products are high capacity, solid-state, non-volatile flash memory devices that comply with industry standards, including the PC Card ATA and/or IDE, MultiMediaCard, SD cards, miniSD cards, and

Memory Stick standards. We offer a broad line of flash data storage products in terms of capacities, form factors, operating voltage and temperature ranges. Our current product families include removable CF cards, SmartMedia cards, FlashDisk cards, MultiMediaCards, SD Cards, Memory Stick, and Ultra CompactFlash cards, and embedded Flash ChipSets, NAND Flash Components, FlashDrives and TriFlash. Our products are compatible with the majority of today’s computing and communications systems that are based on industry standards. Our principal products, are listed in the following table:

Product Family	Form Factor	Uncompressed Capacity

CompactFlash (Removable)	36.4 mm × 42.8 mm × 3.3 mm	16 megabytes to 4 gigabyte
Ultra CompactFlash (Removable)	36.4 mm × 42.8 mm × 3.3 mm	128 megabytes to 1 gigabyte
SD (Removable)	32.0 mm × 24.0 mm × 2.1 mm	16 megabytes to 1 gigabyte
SD Ultra (Removable)	32.0 mm × 24.0 mm × 2.1 mm	128 megabytes to 512 megabytes
miniSD (Removable)	21.5 mm × 20.0 mm × 1.4 mm	16 to 256 megabytes
Memory Stick (Removable)	50.0 mm × 21.45 mm × 2.8 mm	16 to 256 megabytes
Cruzer (Removable)	68.0 mm × 44.0 mm × 16.0 mm	32 to 256 megabytes
SmartMedia (Removable)	Flash Card (45 mm × 37.0 mm × 0.76 mm)	16 to 128 megabytes
MultiMediaCard (Removable)	32.0 mm × 24.0 mm × 1.4 mm	16 to 128 megabytes
FlashDisk (Removable)	PC Card Type II (54.0 mm × 85.6 mm × 5.0 mm)	16 megabytes to 2 gigabytes
Flash ChipSet (Embedded)	ATA controller and flash memory chip	128 megabit to 1 gigabit
NAND Flash Components	TSOP (thin small outline package)	128 megabit to 1 gigabit
FlashDrive (Embedded)	2.5 & 3.5 inches	32 megabytes to 2 gigabytes

CompactFlash. Our CompactFlash, or CF, products provide full PC Card ATA functionality but are only one-fourth the size of a standard PC Card. CF’s compact size, ruggedness, low-power requirements and its ability to operate at either 3.3V or 5V make it well-suited for a range of current and next-generation, small form factor consumer applications such as digital cameras, PDAs, personal communicators and audio recorders. CF products provide interoperability with systems based upon the PC Card ATA standard by using a low-cost passive Type II adapter. CF cards are available in capacities ranging from 16 megabytes to 4 gigabyte in Type I form factor.

SD Card. The SD Card provides advanced security and copyright protection features for the emerging markets for the electronic distribution of music, video and other copyrighted works. We offer SD Cards in storage capacities of 16 megabytes to 1 gigabyte.

miniSD Card. A smaller version of the SD card, known as miniSD, was introduced in March 2003. The miniSD card leverages the industry momentum and feature-set of the standard SD card but is designed into a format targeted at very small cellular phones. An optional full-size SD card adapter allows miniSD to be used in full size SD card applications thereby acting as a bridge media between the large range of consumer and telecommunications SD based devices. Capacities range from 16 to 256 megabytes.

SanDisk Ultra Products. SanDisk Ultra products are a line of high speed CompactFlash and SD cards specifically designed for use in the rapidly growing market for high-performance digital cameras. This product line is targeted at advanced photographers who require high-speed cards to quickly shoot many high resolution images. The CompactFlash Ultra format was introduced in 2001, while the SD Ultra version was introduced in March 2003. The Ultra CompactFlash cards have a sustained write speed of up to 6 megabytes per second, or approximately twice the speed of current CF Ultra cards, and are offered in capacities ranging from 128 megabytes to 1 gigabyte. The SD Ultra cards have sustained write speeds of up to 2.5 megabytes per second, or twice the speed of current SD cards, and are being offered in capacities ranging from 128 megabytes to 512 megabytes.

SanDisk Extreme products. In March 2003, we announced a comprehensive line of high-performance CompactFlash and SD cards designed to meet performance levels dictated by professional and consumer digital photographers, including the ability to withstand a wide range of temperature extremes. The new SanDisk CompactFlash Extreme cards deliver a sustained write speed of up to

6 megabytes per second and a sustained read speed of 9 megabytes per second. SanDisk SD Extreme cards provide sustained write speeds of up to 2.5 megabytes per second. Extreme cards are designed to operate in a wide temperature range from minus 25 to 85 degrees Celsius, making them ideal for harsh shooting conditions. Both the CF and SD Extreme cards are expected to start shipping in the second quarter of 2003.

Memory Stick. The SanDisk Memory Stick is a popular, small-size flash memory card targeted at a wide variety of electronic products. It is sold in capacities ranging between 16 to 128 megabytes (and will be sold in 256 megabytes through the MemoryStick 256 Select, announced in March 2003) and is used primarily in consumer electronics products sold under the Sony brand name. In January 2003, we and Sony jointly announced the MemoryStick Pro. MemoryStick Pro offers substantially improved performance in higher write speeds and capacity, as compared with the current Memory Stick line of products, as well as built-in MagicGate copyright protection. We do not expect to generate revenues from the MemoryStick Pro before the second half of 2003.

Cruzer. Announced in January 2002, the Cruzer product family combines SanDisk high density memory with USB FlashDrive connectivity, allowing the transfer of large data files from PC to PC. Available in 32, 64, 128 and 256 megabyte capacities, Cruzer is the only USB FlashDrive on the market to offer both PC to PC connectivity as well as consumer device to PC connectivity through the use of removable SD memory cards.

SmartMedia Cards. Our SmartMedia card is a removable flash memory card that can be used in several different types of digital devices including digital cameras, digital music players and digital voice recorders. Our SanDisk brand SmartMedia Cards are available in capacities ranging from 16 to 128 megabytes.

MultiMediaCard. MultiMediaCard is targeted at the emerging markets for mobile smart phones, consumer multimedia devices, digital audio recorders, digital video recorders, portable music players and other products that need removable data storage in a small form factor. Our MultiMediaCard is available in storage capacities of 16, 32, 64 and 128 megabytes.

Connect and ConnectPlus. Announced in January 2003 the Connect line of CF and SD format Wireless Local Area Network, or WLAN, cards allows us to merge our high density memory technology into the growing wireless marketplace offering the consumer greater value and functionality than other solutions. By combining either 128 megabytes or 256 megabytes of flash memory with a WLAN module into standard memory card formats. PDA and notebook users can now buy one card rather than two. These cards enable users to insert the CF, ConnectPlus card into a CF-based digital camera, take pictures stored on the card and then wirelessly transmit them to a website on the internet without the use of a PC. We expect to commence sales of these products in the second half of 2003.

Readers, Adapters, Viewers. We offer a broad line of memory card readers which provide a fast, convenient way to transfer data between our memory card products and a personal computer through a USB connection. Our premium six-to-one USB 2.0 reader supports CF type I and type II, MultiMediaCard, SD card, MemoryStick and SmartMedia. We also offer a four-to-one PC Card adapter that enables consumers to transfer data from consumer devices to a notebook computer. The four-to-one adapter supports MultiMediaCard, SD card, miniSD card, SmartMedia and MemoryStick formats. We also offer a low priced CF adapter. In January 2003, we announced the availability of a Digital Photo Viewer, or DPV,. The DPV supports 6 media formats and allows pictures taken with a digital camera to be quickly and easily viewed on most televisions.

FlashDisk. Our FlashDisk products are used in data storage, data backup and data transport applications. Our FlashDisk products are available in the PC Card Type II form factor.

Flash ChipSet. Our Flash ChipSet products provide a very small footprint, solid-state ATA mass storage system. Our Flash ChipSet products consist of a single chip ATA controller and a flash memory chip. We provide full PC Card, ATA and IDE disk drive compatibility in a chip set format.

NAND Flash Components. NAND is a widely-used type of flash memory for high capacity data storage applications. NAND flash memory has much lower power dissipation, lower cost per bit and higher capacity than the standard NOR flash commonly used for code store applications. NAND flash has gained wide acceptance in embedded storage for consumer electronics applications. Our NAND Flash Components are sold as TSOP (thin small outline package) chips. We offer both binary and MLC NAND components.

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

TriFlash. Our TriFlash is a high capacity, small, embedded flash memory device. TriFlash is designed for storing audio, video, data and images on small portable systems. These products are targeted at Internet music players and cell phones. TriFlash will give product manufacturers the option of either using TriFlash and/or removable flash memory cards in their consumer electronics products. TriFlash is available in 16, 32 and 64 megabyte capacities. We began to ship our TriFlash products in the second quarter of 2002. We have not to date generated meaningful revenue from TriFlash.

P-Tag. Our Personal Tag, or P-Tag, is a wearable, matchbook size, memory card that can be used to store critical data such as medical records and other personal information. The target markets for these cards include military agencies, government departments, insurance and health care companies worldwide for healthcare and security applications. The product evaluation process of these types of customers is lengthy. We also believe that the current generation P-Tag may not provide sufficient security for stored data, and that to make it a more attractive product we will have to improve its on-board security for data protection. We have not to date generated meaningful revenue from P-Tag.

Technology

      Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance and cost-effective flash memory storage products to address a variety of emerging market needs. We have been actively involved in all aspects of this development, including flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. In 2000, we entered into a long term strategic partnership with Toshiba to jointly develop and manufacture advanced NAND flash memory components to be used in our products. We believe our core technical competencies are in high-density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system testing. We have also initiated, defined and developed new standards such as CF card, MultiMediaCard, SD card, miniSD card, and Memory Stick Pro cards to meet new market needs and to promote wide acceptance of the standards through interoperability and ease-of-use.

      To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we developed new capabilities in flash memory chip design and created intelligent controllers. We also developed an architecture that can leverage advances in process technology to ensure a scaleable, high-yielding, cost-effective and highly reliable manufacturing process. We believe that these technical competencies and our system design approach have enabled us to introduce flash data storage products that are better suited for our target markets than linear flash cards based on socket flash chips. We design our products to be compatible with industry-standard IDE, ATA, MultiMediaCard, SD and Memory Stick interfaces used in all standard operating (OS) systems such as Windows and Apple compatible personal computers, and operating systems used in cell phones, PDAs, and other consumer and industrial products.

      Our patented intelligent controller with its advanced defect management system permits our products to achieve a high level of reliability and longevity. Latent bit failure can occur several years into the life of a flash card product and can be difficult to detect with traditional flash technology. Our system allows the automatic substitution of major blocks of the memory chip in case of any latent flash memory failures. Additionally, our controller generates an error correcting code that is stored simultaneously with the data and is used to detect and dynamically correct any errors when the data is read. This design permits our products to maintain error-free operation for hundreds of thousands of erase and write cycles and reduces manufacturing costs by allowing us to incorporate partial die with less than 100% of the physical bits on each chip into the products without loss of functionality.

Strategic Manufacturing Relationships

      An important element of our strategy has been to establish strategic relationships with leading technology companies that can provide us with access to leading edge semiconductor manufacturing capacity and participate in the development of some of our products. This enables us to concentrate our resources on the product design and development areas where we believe we have competitive advantages. We have developed strategic relationships with United Microelectronics, Inc., or UMC, in Taiwan, Tower Semiconductor Ltd., or Tower, in Israel, Hitachi, Ltd., or Hitachi, in Japan and Toshiba with whom we have both a joint venture, FlashVision, which manufactures NAND flash memory, and a foundry relationship with Toshiba’s Yokkaichi semiconductor fabrication facility. In August 2002, we entered into a seven-year supply agreement with Samsung Electronics Co., Ltd., or Samsung, which allows us to purchase NAND flash memory products from Samsung’s fabrication facilities in South Korea. We may establish relationships with other foundries in the future.

      All of our flash memory card products require silicon wafers, a substantial majority of which are currently supplied by Toshiba’s wafer facility in Yokkaichi, Japan, and to a lesser extent by Hitachi and Samsung. All of our memory wafers are currently manufactured using NAND process technology primarily in 0.16 and 0.13 micron feature sizes. UMC currently manufactures our controller wafers, and we expect Tower to commence production of some of our controller designs in the second half of 2003. In the past, we have experienced periods of supply constraints or excesses, each of which can have a significant impact on our gross margins and supplier relationships. If any of our suppliers are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results could suffer.

      In April 2002, we and Toshiba entered into a series of agreements under which we and Toshiba restructured our FlashVision Dominion Semiconductor, Virginia business by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. Under the terms of the agreement, Toshiba has transferred the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and has undertaken full responsibility for the equipment transfer and production set up. The FlashVision operation at Yokkaichi continues the joint venture on essentially the same terms as the parties had at Dominion. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank, N.V., or ABN AMRO, and in April 2002 repaid all amounts outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Factors That May Affect Future Results — Risks Related to Our FlashVision Joint Venture — We have contingent indemnification obligations . . . .”

      Under the terms of our wafer supply agreements with FlashVision, Hitachi, Samsung, Toshiba, Tower and UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments. The estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of FlashVision’s wafer production. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results — Risks Related to Vendors and Subcontractors — Our obligation to provide a six month rolling forecast . . . .”

      In July 2000, we entered into a share purchase agreement to make a $75.0 million investment in Tower Semiconductor, Ltd., or Tower, in Israel. The investment guarantees us a portion of the available wafer capacity at the new advanced wafer fabrication facility being built by Tower, Fab 2, with strategic pricing terms. The investment was payable in five installments, each of which was subject to the completion of certain milestones, four of which were paid in 2001 and 2002. Fab 2 is currently in its production startup phase and has been financed, in part, by a credit facility agreement that requires Tower to satisfy certain financial covenants and comply with certain conditions. If Tower is unable to satisfy these financial covenants or comply with these conditions, and therefore, is not able to obtain additional bank financing, or its current bank obligations are accelerated, or it fails to secure customers for its foundry capacity to help offset its fixed costs, such failure could jeopardize the completion of Fab 2 and Tower’s ability to continue operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results — Risks Related to Our Investment in Tower Semiconductor Ltd.”

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

Assembly and Testing

      We test our wafers at Toshiba in Yokkaichi, Japan, and United Test Center, Inc. in Taiwan. Substantially all of the tested wafers are then shipped to our third-party memory assembly subcontractors, Silicon Precision Industries Co., Ltd. in Taiwan and Mitsui & Co., Ltd. in Japan.

      A substantial portion of our packaged memory final test, card assembly and card test is performed at Silicon Precision Industries and United Test Center, Inc. in Taiwan, and Celestica, Inc. and Flextronics in China. During fiscal 2003, these subcontractors will continue to assemble and test the vast majority of our products. We believe our use of subcontractors reduces the cost of our operations and gives us access to increased production capacity. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could result in a disruption of production and a shortage of products to meet customer demand.

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

Research and Development

      We believe that our future success will depend on the continued development and introduction of new generations of flash memory chips, controllers and products designed specifically for the flash data storage market. In fiscal 2001, the majority of our production output shifted from the 256 megabit, 0.24 micron NOR MLC technology to the 512 megabit, 0.16 micron NAND flash memory supplied by FlashVision L.L.C., our joint venture with Toshiba. In December 2001, we received the first production output of the next generation of 256 megabit, 0.16 micron NAND MLC flash memory. Late in 2002, we began production of certain NAND flash memory chips employing 0.13 micron process feature size through our joint venture with Toshiba at the Yokkaichi fabrication facility. We do not expect the 0.13 micron NAND flash memory wafers to contribute substantially to revenues until the second half of 2003.

      Our research and development expenses were $63.2 million, $58.9 million and $46.1 million, for the fiscal years ended December 31, 2002, 2001, and 2000, respectively. As of December 31, 2002, we had 204 full-time equivalent employees engaged in research and development activities, including 27 in our Israel design center, 7 in our Scotland design center and 7 located in Japan in support of our NAND flash memory research, development and manufacturing. In fiscal 2003 and beyond, we expect to significantly increase our spending on process and design research and development to support the development and introduction of new generations of flash data storage products, including our 1 gigabit and 2 gigabit NAND MLC flash memory chips employing 0.13 micron process feature sizes.

Sales and Distribution

      We market our products using a direct sales organization, distributors and manufacturers’ representatives. We also sell products to various customers on a private label basis and under the SanDisk brand in the retail channel. Our sales efforts are organized as follows:

Direct Sales Force. Our direct sales offices are located in Maitland, Florida; Herndon, Virginia; Sunnyvale, California; Hannover, Munich and Rantingen, Germany; Kista, Sweden; Hong Kong, China; and Yokohama and Osaka, Japan. These offices support our major OEM customers and our distribution and manufacturers’ representative partners. Our retail sales offices are located in Trabuco Canyon, California; Avon, Ohio; Bedford, Texas; Greenock, Scotland; Haarlem, the Netherlands; and Osaka, Japan.

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

OEMs. We provide SanDisk brand name and private label products to OEMs in the United States, Europe and the Pacific Rim.

Retail Fulfillment Operations. Our retail distribution channel includes the use of Modus Media International, Inc., or MMI, a third-party fulfillment facility. MMI provides worldwide packout services for our retail business, which include labeling and packaging our raw cards, as well as shipping the finished product directly to our customers. MMI’s facilities are located in Raleigh, North Carolina, which for 2002 serviced North America and Asia, including Japan, and Appledorn, Netherlands, which services Europe, the Middle East and Africa. Subsequent to December 31, 2002, we engaged Nippon Express in Japan to provide similar services, replacing MMI in Japan.

Retail. We ship SanDisk brand name products directly to consumer electronics stores, office superstores, photo retailers, mass merchants, catalog and mail order companies, Internet and e-commerce retailers and selected retail distributors. Our retail distributors include Ingram Micro, Inc., Tech Data Corporation, Laguna Corporation and Wynit, Inc. in the United States, in addition to international distributors. Our products are available in more than 50,000 retail stores worldwide. Sixteen independent manufacturers’ representative firms are supporting our sales efforts in the retail channel. In addition, we sell our products on the Internet through third parties such as Amazon.com.

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

      Our support package includes technical documentation and application design assistance. In some cases, we offer additional support that includes training, system-level design, implementation and integration support and failure analysis. We believe that tailoring the technical support level to our customers’ needs is essential for the success of product introductions and to achieve a high level of satisfaction among our customers. We generally provide a one-year warranty on our products.

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

      In 1988, we developed the concept of emulation of a hard disk drive with flash solid-state memory. The first related patents were filed in 1988 by Dr. Eli Harari and exclusively licensed to us. As of December 31, 2002, we own or have exclusive rights to 203 United States and 45 foreign issued patents, and 101 patent applications pending in the United States, as well as 69 pending in foreign patent offices. We intend to seek additional international and United States patents on our technology. We believe some of our patents are fundamental to the implementation of flash data storage systems, as well as the implementation of MLC flash, independent of the flash technology used. However, we cannot assure you that any patents held by us will not be invalidated, that patents will be issued for any of our pending applications, or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where our products can be sold to provide meaningful protection or any commercial advantage to us. Additionally, our competitors may be able to design their products around our patents.

      The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which has resulted in significant and often protracted and expensive litigation. To preserve our intellectual property rights, we believe it may be necessary to initiate litigation against one or more third parties, including but not limited to those we have already notified of possible patent infringement. In addition, one or more of these parties may bring suit against us. See “ITEM 3. Legal Proceedings.”

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

      If we decide to incorporate third-party technology into our products or our products are found to infringe on the patents or intellectual property rights of others, we may be required to license such patents or intellectual property rights. We may also need to license some or all of our patent portfolio to be able to obtain cross-licenses to the patents of others. We currently have patent cross-license agreements with several companies including Hitachi, Intel, Lexar, Samsung, Sharp, SST, SmartDisk, TDK, Sony, Matsushita and Toshiba. From time to time, we have also entered into discussions with other companies regarding potential cross-license agreements for our patents. We cannot assure you that licenses will be offered or that the terms of any offered licenses will be acceptable to us. If we obtain licenses from third-parties, we may be required to pay license fees or make royalty payments, which could reduce our gross margins. If we are unable to obtain a license from a third party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. In addition, we might be required to suspend the manufacture of products or the use by our foundries of processes requiring the technology. We cannot assure you that we would be successful in redesigning our products or that we could obtain licenses under reasonable terms. Furthermore, any development or license negotiations could require substantial expenditures of time and other resources by us.

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

Backlog

      We manufacture and market primarily standard products. Sales are generally made pursuant to standard purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellations, backlog is not necessarily an indication of future revenue. As of December 31, 2002, our backlog was $31.7 million, compared to $19.5 million at December 31, 2001. This increase in backlog was primarily due to strong demand in the consumer, OEM and industrial markets. As of December 31, 2002, backlog associated with our retail channel increased by 56%, compared to the same period in 2001. Backlog in our OEM channel increased 65% as of December 31, 2002, as compared to 2001 related to higher demand than that experienced in 2001. In 2002, sales to our OEM customers represented 26% of our product revenues, while OEM sales represented 34% of our product revenues in 2001. Retail revenues, which are typically derived from sales booked and shipped in the same quarter, increased to 64% of our product revenues from 54% in 2001. We expect sales to the retail channel to continue to represent a significant portion of our revenues in 2003.

Competition

      We compete in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average selling prices and rapid product obsolescence. Our competitors include many large domestic and international companies that have greater access to advanced wafer foundry capacity, substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers.

      Our primary competitors include companies that develop and manufacture storage flash chips, such as Hitachi, Samsung and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Fujitsu, Intel, Macronix, Mitsubishi, Sharp Electronics and ST Microelectronics. Companies that combine controllers and flash memory chips developed by others into flash storage cards, or that resell flash cards under their brand label include Dane-Elec Manufacturing, Delkin Devices, Inc., Feiya Technology Corporation, Fuji, Hagiwara, Hama, I/ O Data, Infineon, Jessops, Kingston Technology, Kodak, Lexar Media, M-Systems, Matsushita Battery, Matsushita Panasonic, Memorex, Micron Technology, PNY, Pretec, PQI, Silicon Storage Technology, Silicon Tek, Simple Technology, Sony, TDK Corporation, Toshiba, and Viking Components and several other resellers primarily located in Taiwan.

      In 2000, we along with Matsushita and Toshiba, formed the Secure Digital Association, or SD Association, to jointly develop and promote the Secure Digital card. Under this arrangement, royalty-bearing Secure Digital card licenses are available to other flash memory card manufacturers, resulting in increased competition for our SD card and other products. In addition, Matsushita and Toshiba sell Secure Digital cards that compete directly with our products. While other flash card manufacturers are required to pay license fees and royalties, which will be shared among Matsushita, Toshiba and us, there are no royalties or license fees payable among the three companies for their respective sales of the Secure Digital card. Thus, we forfeit potential royalty income from Secure Digital card sales by Matsushita and Toshiba. To date we have not received any meaningful royalties from any SD licensees.

      In addition, we and Toshiba each separately market and sell NAND flash memory products developed and manufactured by our joint venture, FlashVision. Accordingly, we compete directly with Toshiba for sales of these products. Moreover, we rely principally on Toshiba, and to a lesser extent Samsung, for our NAND flash memory supply.

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

      Competing products have been introduced that promote industry standards that are different from our products including M-Systems’ DiskOnKey, a USB-based memory device; and the Secure MultiMediaCard from Hitachi and Infineon and the xD-Picture card from Fuji and Olympus. Each competing standard may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product. In addition, other companies, such as Sanyo, and Matrix Semiconductor have announced products or technologies that may potentially compete with our products.

      The Microdrive, which Hitachi recently acquired from IBM, is a rotating disk drive in a Type II CF format, which competes directly with our larger capacity CF memory cards. M-Systems’ DiskOnChip 2000 Millennium product competes against our NAND Flash Component products in embedded storage applications such as set top boxes and networking appliances.

      Sony has licensed its proprietary Memory Stick to us and other companies and Sony has agreed to supply us a portion of its Memory Stick output for resale under our brand name. In addition, we and Sony have co-developed and co-own the specifications for the next generation Memory Stick, known as the MemoryStick Pro. Each of us has all rights to manufacture and sell this new Memory Stick Pro. If consumer electronics products using the Memory Stick Pro achieve widespread use, sales of our MultiMediaCard, SD card, SmartMedia card and CF card products may decline. Our MultiMediaCard products also have faced significant competition from Toshiba’s SmartMedia flash cards.

      We also face competition from products based on MLC flash technology from Intel and Hitachi. These products currently compete with our NAND MLC products. MLC flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by conventional flash technology. In addition, Infineon has recently formed a separate business unit, called Infineon Flash, that was formed to develop and commercialize a new flash technology called NROM, which offers 2 bits per cell and is claimed to match the density of our NAND MLC. Infineon has also stated its intention to utilize this NROM flash memory technology, once it reaches production, in a line of flash cards that will compete with our cards, including our MultiMediaCard and SD card. Moreover, each of Micron Technology, Inc., Hynix Semiconductor Inc., and STMicroelectronics, have stated their intention to compete with NAND flash memory with their own flash products. If any of these competitors is successful, this new competition could adversely impact our future sales.

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

      We believe that our ability to compete successfully depends on a number of factors, including:

•	price, quality, and on-time delivery to our customers;

•	product performance, availability and differentiation;

•	success in developing new applications and new market segments for system flash technology;

•	adequate foundry capacity;

•	efficiency of production;

•	timing of new product announcements or introductions by us, our customers and our competitors;

•	the ability of our competitors to incorporate their flash data storage systems into their customers’ products;

•	the number and nature of our competitors in a given market;

•	successful protection of intellectual property rights; and

•	general market and economic conditions.

      We believe that we compete well with other companies with respect to these factors. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition or results of operations.

Employees

      As of December 31, 2002, we had 599 full-time employees and 30 temporary employees, including 204 in research and development, 116 in sales and marketing, 141 in general and administration and 168 in operations. Our success is dependent upon our retention of key technical, sales and marketing employees and members of senior management. Our success is also contingent on our ability to attract and recruit skilled employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that our employee relations are good.

Item 2.	Properties

      Our principal facilities are located in Sunnyvale, California. We lease two adjacent buildings, a 104,000 square foot building that is dedicated to research and development and operations activities and a 52,000 square foot building which houses our administrative, sales and marketing functions. We occupy this space under lease agreements that expire in July 2006. Under these agreements, we have the option to renew the leases on both buildings for one additional five-year term ending on June 30, 2011. We believe that our facilities will be adequate to meet our near term needs and that additional space will be available as required. We also lease sales offices in the United States of America, Japan, Germany, the Netherlands, Hong Kong, Scotland and Sweden, operation support offices in Taichung, Taiwan and Dongguan, China and design centers in Tefen, Israel and East Kilbride, Scotland.

Item 3.	Legal Proceedings

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

      On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint sought damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringed our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit was not infringed, was invalid, and was unenforceable. On May 31, 2002, based on allegations of infringement leveled by Micron against us, we filed a complaint for declaratory judgment, seeking a declaration that we did not and had not infringed five patents (or, in the alternative, that the patents were invalid). The patents in question are U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. The suit is captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 02-2627 VRW. On June 4, 2002, Micron answered and counterclaimed alleging that we did infringe the five listed patents. On October 29, 2002, we filed a motion for summary adjudication against Micron to eliminate some of Micron’s claims. On December 23, 2002, we reached a settlement with Micron and dismissed all pending litigation between us and Micron. The terms of the settlement are confidential.

      On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987 or the ’987 Patent. Defendants have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ’987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. A hearing on claim construction and Ritek’s motion for summary judgment of non-infringement is scheduled for May 2, 2003.

      On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International — USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International — USA Inc., Civil No. C 01-21111, we sought damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. On October 16, 2002, Power Quotient International Co., Ltd. and Power Quotient International-USA entered into a Consent Judgment of Infringement and Validity and Injunction and settlement agreement with us, in which both PQI companies stipulated that the CompactFlashTM and PC ATA cards sold by them infringe our ’987 patent and that the ’987 Patent is valid and enforceable. In addition, both PQI companies are “enjoined from using in the United States, making in the United States . . . selling in the United States . . . or importing into the United States for sale, CompactFlashTM and PC ATA cards.” In addition, the PQI companies will pay us an undisclosed amount for past damages and the parties agreed to dismiss all claims between SanDisk and the PQI companies in both lawsuits described above without prejudice. The Consent Judgment of Infringement and Validity and Injunction is subject to court approval, which is currently pending.

      On August 8, 2002, we filed an amended complaint to join Mr. Flash USA and Mark C. Lee as defendants in the PQI-USA matter. On December 5, 2002, we entered into a settlement agreement with Mr. Lee, doing business as Mr. Flash USA. On December 12, 2002, the parties filed a Stipulated Dismissal Without Prejudice and Consent Injunction, in which Mr. Lee is “enjoined from directly or indirectly making in the United States . . . selling in the United States . . . or importing into the United States for sale, CompactFlashTM and PC ATA cards that are manufactured by Power Quotient International Co., Ltd.” On January 28, 2003, the Court entered the Stipulated Dismissal Without Prejudice and Consent injunction.

      On or about March 5, 2002, Samsung filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleged that we infringed four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and sought a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and costs of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. Our counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. In August 2002, we settled all pending litigation with Samsung and we entered into a new patent cross license agreement and a flash memory purchase agreement. On November 26, 2002, the parties filed a Stipulated Dismissal Without Prejudice, which was entered by the Court on December 4, 2002.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

Executive Officers of the Registrant

      Our executive officers, who are elected by and serve at the discretion of the Board of Directors, are as follows (all ages are as of March 1, 2003):

Name	Age	Position

Dr. Eli Harari	57	President, Chief Executive Officer and Director
Sanjay Mehrotra	44	Executive Vice President and Chief Operating Officer
Nelson Chan	41	Senior Vice President and General Manager, Retail Business Unit
Michael Gray	46	Chief Financial Officer, Senior Vice President Finance and Administration

      Dr. Eli Harari, the founder of SanDisk, has served as President and Chief Executive Officer and as a director of SanDisk since June 1988. Dr. Harari founded Wafer Scale Integration, a privately held semiconductor company, in 1983 and was its President and Chief Executive Officer from 1983 to 1986, and Chairman and Chief Technical Officer from 1986 to 1988. From 1973 to 1983, Dr. Harari held various management positions with Honeywell Inc., Intel Corporation and Hughes Aircraft Microelectronics. Dr. Harari holds a Ph.D. in Solid State Sciences from Princeton University and has more than 70 patents issued in the field of non-volatile memories and storage systems. Dr. Harari is a board member of Tower Semiconductor, a public company in which we hold a minority investment.

      Mr. Sanjay Mehrotra co-founded SanDisk in 1988 and has served as our Vice President of Engineering, Vice President of Product Development, Director of Memory Design, and Product Engineering. He is currently Executive Vice President and Chief Operating Officer. He has more than 23 years of experience in the non-volatile semiconductor memory industry including engineering and engineering management positions at Intel Corporation, Seeq Technology, Integrated Device Technology and Atmel Corporation. Mr. Mehrotra earned a B.S. and M.S. degrees in electrical engineering and computer sciences from the University of California, Berkeley. He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems. Mr. Mehrotra is a board member of Divio, a privately-held semiconductor start-up company, in which we have approximately a 10% ownership interest.

      Mr. Nelson Chan brings more than 18 years of high-technology marketing and engineering experience and has served as our Vice President of Marketing and Senior Vice President, Sales and Marketing. He is currently Senior Vice President and General Manager, Retail Business Unit. Prior to joining us in 1992, Mr. Chan held marketing and engineering positions at Chips and Technologies, Signetics, and Delco Electronics. Mr. Chan was one of the principal organizers of the CompactFlash Association (CFA) and the MultiMediaCard Association (MMCA). He is an officer and board member of the CFA and a board member of the MMCA. He holds a B.S. in Electrical and Computer Engineering from the University of California, Santa Barbara and an M.B.A. from Santa Clara University.

      Mr. Michael Gray joined us in 1995 as Director of Finance, was promoted to Vice President of Finance in 1999 and to Senior Vice President Finance and Administration and Chief Financial Officer in 2002. During his tenure with us, his responsibilities have included managing the financial planning and analysis, treasury, SEC reporting, corporate accounting services, investor relations, cost accounting, insurance and tax functions. Mr. Gray was also actively involved in our initial public offering, two secondary offerings and our convertible note offering. Mr. Gray has more than 23 years of financial management experience with high technology companies and previously worked at Consilium, Inc., ASK Computer Systems, Inc., and Signetics Corp. Mr. Gray holds an M.B.A. from the University of Santa Clara and a B.S. in finance from the University of Illinois.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Price of Our Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol “SNDK”. Our initial public offering of common stock occurred on November 8, 1995 at a post-split price to the public of $5.00 per share. On January 26, 2000, our board of directors approved a 2-for-1 stock split, in the form of a 100% stock dividend, payable to stockholders of record as of February 8, 2000. The dividend was paid and the split was effected on February 22, 2000. Shares, share price, per share amounts, common stock at par value and capital in excess of par value have been restated to reflect the stock split for all periods presented. The following table lists the high and low sales prices for each quarter during the last two fiscal years.

	High	Low

Fiscal year 2001
First quarter	$48.69	$18.63
Second quarter	$30.00	$17.25
Third quarter	$27.94	$8.61
Fourth quarter	$18.29	$9.05
Fiscal year 2002
First quarter	$22.21	$12.44
Second quarter	$23.40	$9.60
Third quarter	$18.10	$11.05
Fourth quarter	$29.20	$12.00

      As of March 18, 2003, we had approximately 381 stockholders of record. We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business.

      On December 24, 2001, we sold to two qualified institutional buyers, Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, $125.0 million principal amount of 4 1/2% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes. These initial purchasers received a commission from the sale of the Notes of an aggregate of $3.8 million. The Notes were resold by the initial purchasers to “qualified institutional buyers” pursuant to Rule 144A of the Securities Act of 1933, as amended and were not, when issued, of the same class as securities listed on a national securities exchange or quoted on Nasdaq. The Notes are convertible at the option of the holders into our common stock at a conversion rate, which is equivalent to a conversion price of approximately $18.43 per share, which is equal to a conversion rate of approximately 54.2535 shares of common stock per $1,000 principal amount of Notes. The Notes are redeemable by us at any time on or after November 17, 2004 at specified prices. While the Notes are outstanding, we will have debt service obligations on the Notes of approximately $6.8 million per year in interest payments. We anticipate using these net proceeds from the offering for general corporate purposes, including the development of new technologies and fabrication facilities, general working capital and capital expenditures. We may also use a portion of the net proceeds to fund acquisitions of products, technologies or complementary businesses. However, we currently have no commitments or agreements for any specific acquisitions.

Item 6:	SanDisk Corporation Selected Financial Data

	Year Ended December 31,

	2002(1)	2001(2)	2000(3)	1999	1998

	(In thousands, except per share data)
Revenues
Product	$492,900	$316,867	$526,359	$205,770	$103,190
License and royalty	48,373	49,434	75,453	41,220	32,571

Total revenues	541,273	366,301	601,812	246,990	135,761
Cost of revenues	352,452	392,293	357,017	152,143	80,311

Gross profits (losses)	188,821	(25,992)	244,795	94,847	55,450
Operating income (loss)	58,151	(152,990)	124,666	30,085	12,810
Net income (loss)	$36,240	$(297,944)	$298,672	$26,550	$11,836
Net income (loss) per share
Basic	$0.53	$(4.37)	$4.47	$0.48	$0.23
Diluted	$0.51	$(4.37)	$4.11	$0.43	$0.21
Shares used in per share calculations
Basic	68,805	68,148	66,861	55,834	52,596
Diluted	71,230	68,148	72,651	61,433	55,344

	At December 31,

	2002	2001	2000	1999	1998

Working capital	$584,450	$419,289	$525,950	$482,793	$138,471
Total assets	976,179	934,261	1,107,907	657,724	255,741
Long-term convertible subordinated notes	150,000	125,000	—	—	—
Total stockholders’ equity	627,720	675,379	863,058	572,127	207,838

(1)	Includes other-than-temporary impairment charges of $14.4 million, or $8.7 million net of tax, write-downs related to the recoverability of wafer credits of $2.8 million, or $1.8 million net of tax, and an adjustment to the fair value of warrants of $0.7 million, or $0.5 million net of tax.

(2)	Includes other-than-temporary impairment charges of $302.3 million, or $188.1 million net of tax and restructuring charges of $8.5 million or $6.7 million net of tax.

(3)	Includes gain on investment of UMC of $344.2 million, or $203.9 million net of tax.

See the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SANDISK CORPORATION

SUPPLEMENTARY QUARTERLY DATA

	Quarters Ended

	March 31	June 30	September 30	December 31

	(Unaudited. In thousands, except per share data)
2002
Revenues
Product	$86,459	$115,677	$132,050	$158,714
License and royalty	6,160	12,021	9,078	21,114

Total revenues	92,619	127,698	141,128	179,828
Gross profits	11,220	43,314	54,341	79,946
Operating income (loss)	(17,044)	10,633	21,912	42,650
Net income (loss)*	(3,734)	9,040	11,324	19,610
Net income (loss) per share
Basic†	$(0.05)	$0.13	$0.16	$0.28
Diluted†	$(0.05)	$0.13	$0.16	$0.26

	Quarters Ended

	March 31	June 30	September 30	December 31

2001
Revenues
Product	$88,083	$88,115	$57,305	$83,364
License and royalty	13,244	19,033	8,582	8,575

Total revenues	101,327	107,148	65,887	91,939
Gross profits (losses)	(17,453)	396	(23,539)	14,604
Operating income (loss)	(48,303)	(28,650)	(61,373)	(14,664)
Net income (loss)**	(143,102)	(9,994)	(170,476)	25,628
Net income (loss) per share
Basic†	$(2.11)	$(0.15)	$(2.50)	$0.37
Diluted†	$(2.11)	$(0.15)	$(2.50)	$0.36

*	In the third and fourth quarters of 2002, we recognized losses of $0.9 million and $1.8 million, respectively, on other-than-temporary declines in the fair value of our investment in Divio. In the third and fourth quarters of 2002, we recognized total losses totaling $15.2 million on the other-than-temporary decline in the market value of our foundry investment in Tower, write-downs related to the recoverability of our prepaid wafer credits and an adjustment in the fair value of our Tower warrants.

**	In the first and third quarters of 2001, we recognized losses of $179.9 million and $116.4 million, respectively, on the other-than-temporary decline in the market value of our foundry investments in UMC and Tower.

†	Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option strike prices.

See the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Statements in this report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Factors That May Affect Future Results” below, and elsewhere in this report. Our business, financial condition or results of operations could be materially affected by any of these factors. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Overview

      SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/ communications markets. In fiscal 2002, approximately 87% of our product sales were attributable to the consumer electronics market, particularly sales of CompactFlash, or CF card, Secure Digital, or SD card, Memory Stick and SmartMedia card products for use in digital camera applications. Our CF card products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, a substantial portion of our products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel are turns business, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs and sales levels. We believe sales to the consumer market will continue to represent a substantial majority of our sales, and may increase as a percentage of sales in future years, as the popularity of consumer applications with flash memory, including digital cameras, mobile phones and mobile phones that incorporate digital cameras and PDAs, increases.

      Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing capacity utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. We have experienced seasonality in the past. As the proportion of our products sold for use in consumer electronics applications increases, our revenues may become increasingly subject to seasonal increases in the fourth quarter of each year and declines in the first quarter of the following year. See “Factors That May Affect Future Results — Risks Related to Our Business — Our operating results may fluctuate significantly. . . .” and “— Risks Related to Sales of Our Products — There is seasonality in our business . . . .”

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

      We market our products using a direct sales organization, distributors, manufacturers’ representatives, private label partners, OEMs and retailers. In 2002, 2001 and 2000, retail sales accounted for 64%, 54% and

28% of total product revenues, respectively. We expect that sales through the retail channel will comprise an increasing share of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to customers that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers. In 2002, sales to the OEM and Industrial channels accounted for 36% of total product revenues, compared to 46% in 2001 and 72% in 2000. However, total revenue dollars from our OEM and Industrial channels increased 20% in 2002, compared to 2001.

      Historically, a majority of our sales have been to a limited number of customers. Sales to our top 10 customers accounted for approximately 48% 49%, and 48%, of our product revenues for 2002, 2001, and 2000, respectively. In 2002, 2001 and 2000, no single customer accounted for greater than 10% of our total revenues. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. We have also experienced significant changes in the composition of our customer base from year to year and expect this pattern to continue as market demand for our customers’ products fluctuates. The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations. See “Factors That May Affect Future Results — Risks Related to Sales of Our Products — Sales to a small number of customers represent a significant portion of our revenues . . . .”

      All of our flash memory products require silicon wafers, a substantial majority of which is currently manufactured for us by Toshiba Corporation’s, or Toshiba, wafer facility in Yokkaichi, Japan, under our joint venture agreement. Additionally, in August 2002, we entered into a seven-year supply agreement with Samsung Electronics Co., Ltd., or Samsung, which allows us to purchase NAND flash memory products from Samsung’s fabrication facilities in South Korea. Industry-wide demand for semiconductors decreased significantly in 2001, due to decreased demand in the cellular phone markets and the broad, general economic downturn leading to a U.S. recession. Semiconductor manufacturers, including some of our suppliers and competitors, added new advanced wafer fabrication capacity prior to the downturn. This additional capacity, along with slowing economic conditions, resulted in excess supply and led to intense pricing pressure. Due to the oversupply of flash memory foundry capacity throughout 2001 and the economic slowdown in 2001, the decline in our average selling price per megabyte of 50% in 2001 compared to 2000 was much more severe than the 22% decrease we experienced in 2000 compared to 1999. In the fourth quarter of 2001, the average sales price per megabyte we sold decreased by 68% compared to the fourth quarter of 2000. This decline in 2001 far exceeded our ability to reduce our cost per megabyte. Consequently we saw a dramatic reduction in our product gross margins, which resulted in substantial operating losses in 2001. In 2002, due to competitive pricing pressures, our average selling price per megabyte declined by approximately 50% when compared to 2001. In the fourth quarter of 2002, the average sales price per megabyte we sold decreased by 31%, compared to the fourth quarter of 2001. If industry-wide demand for our products for prolonged periods is below the industry-wide available supply, our product prices could decrease faster than our ability to reduce costs resulting in operating losses in the future.

      Under our wafer supply agreements with Toshiba, FlashVision, Samsung, Tower Semiconductor Ltd., or Tower, and UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments. The estimates for the remaining three months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of all of FlashVision’s wafer production. This limits our ability to react to significant fluctuations in demand for our products. If customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers and flash memory products to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers or flash memory products with acceptable prices and/or yields from any foundry, our business, financial condition and results of operations could be harmed.

      We have from time to time taken write-downs for excess or obsolete inventories and lower of cost or market price adjustments. In 2001 for example, such write-downs and lower of cost or market adjustments were approximately $85.0 million. We may be forced to take additional write-downs for excess or obsolete inventory in future quarters if market demand for our products deteriorates and our inventory levels exceed customer orders. In addition, we may record additional lower of cost or market price adjustments to our inventories if pricing pressure results in a net realizable value that is lower than our cost. Although we continuously try to align our inventory quantities with the current level of business, we are obligated to honor existing purchase orders, which we have placed with our suppliers. In the case of FlashVision, both we and Toshiba are obligated to purchase our half of the production output, which makes it more difficult for us to reduce our inventory during an industry downturn.

      Excess inventory not only ties up our cash, but also can result in substantial losses if such inventory, or large portions thereof, has to be written down due to lower market pricing or product obsolescence. These inventory adjustments decrease gross margins and in 2001 resulted in, and could in the future result in, fluctuations in gross margins and net earnings in the quarter in which they occur. See “Factors That May Affect Future Results — Risks Related to Our Business — Our operating results may fluctuate significantly . . . .”

      Export sales are an important part of our business, representing 51%, 55%, and 57% of our total revenues in 2002, 2001, and 2000, respectively. Our sales may be impacted by changes in economic conditions in our international markets. Economic conditions in our international markets, including Japan, Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could affect our business, financial condition and results of operations. See “Factors That May Affect Future Results — Risks Related to Our International Operations, Threats of War, and Changes in Securities Laws and Regulations — Because of our international operations, we must comply with numerous laws and regulations . . . .”

      For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. In 2001 and 2002, we experienced start-up costs of approximately $22.0 million and $6.5 million, respectively, associated with ramping up NAND wafer production at FlashVision. During the start-up phase, the fabrication equipment and operating expenses are applied to a relatively small output of production wafers, making this output very expensive. In the next two to three years, we expect to make substantial new investments in additional fabrication capacity at FlashVision. We expect to fund up to approximately $33.0 million for the initial fabrication capacity expansion in 2003. Such increases in fabrication capacity are expected to cause us to periodically experience startup costs of a material nature.

      To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including development of future generations of NAND flash memory. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. If the current industry-wide and worldwide economic slowdown continues throughout fiscal 2003, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive. See “Factors That May Affect Future Results — Risks Related to Vendors and Subcontractors — We and our manufacturing partners must achieve acceptable manufacturing yields . . . .”

Critical Accounting Policies & Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of collectibility. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers under agreements allowing price protection and/or right of return are deferred until the retailers or distributors sell the merchandise to the end customer, or the rights of return expire. At December 31, 2002 and 2001, deferred income, net of related costs, from sales to distributors and retailers was $34.8 million and $6.2 million, respectively. Estimated product returns are provided for and were not material for any period presented in the consolidated financial statements.

      We earn patent license and royalty revenue under patent cross-license agreements with several companies including Hitachi Ltd., or Hitachi, Lexar Media, Inc., or Lexar, Samsung, Sharp Electronics Corporation, or Sharp, Silicon Storage Technology, Inc., or SST, SmartDisk Corporation, Sony Corporation, or Sony, and TDK. Our current license agreements provide for the payment of license fees, royalties, or a combination thereof, to us. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

      Patent license and royalty revenue is recognized when earned. In 2002, 2001 and 2000, we received payments under these cross-license agreements, portions of which were recognized as revenue and portions of which are deferred revenue. We receive royalty revenue reports from certain of our licensees and record all revenues one quarter in arrears. Our cross license arrangements, that include a guaranteed access to flash memory supply, were recorded based upon the cash received for the arrangement as we do not have vendor specific objective evidence for the fair value of the intellectual property exchanged or supply guarantees received. Under these arrangements we have recorded the cash received as the total value of goods received and are amortizing the amounts over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as we meet certain obligations as provided in the various agreements. At December 31, 2002 and 2001, deferred revenue from patent license agreements was $32.1 million and $9.6 million, respectively. The cost of revenues associated with patent license and royalty revenues are insignificant.

      We record reductions to revenue and trade-accounts receivable for customer programs and incentive offerings including promotions and other volume-based incentives when revenue is recorded. Marketing development programs, when granted, are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program and whether the conditions of Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Vendor Income Statement Characterization Paid to a Reseller of the Vendor’s Products,” have been met. These incentives generally apply only to our retail customers, which represented 64%, 54% and 28% of our product revenues in 2002, 2001 and 2000, respectively. If market conditions were to decline, we may take actions to increase customer incentive offerings to our retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

      Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due based on our historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

      Warranty Costs. Our products are warrantied for one to seven years. A provision for the estimated future cost related to warranty expense is recorded and included in the cost of revenue when revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates, or repair or replacement costs differ from our estimates, increases to our warranty liability would be required.

      Valuation of Financial Instruments. Our short-term investments include investments in marketable equity and debt securities. We also have equity investments in, UMC of $113.0 million and Tower of $21.3 million, as of December 31, 2002. In determining if and when a decline in market value below amortized cost of these investments is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. In 2002, the market value of our investment in Tower declined significantly therefore, we recognized losses totaling $11.6 million related to the other-than-temporary decline of our equity investment, and an adjustment to the fair value of warrants purchased during 2002 of $0.7 million as determined using a Black-Scholes option pricing model. In 2001, the market value of our investment in UMC and Tower declined. The declines were deemed to be other-than-temporary and losses totaling $302.3 million were recognized. If the fair value of the Tower and UMC investments decline further, it may be necessary to record additional losses. See Note 8 in the Consolidated Financial Statements.

      Inventories — and Inventory Valuation. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      Deferred Tax Assets. Based on the weight of available evidence, we provided a valuation allowance against the net deferred tax assets. The valuation allowance was based on our assessment of our historical earnings patterns that make it uncertain that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. The valuation allowance increased by $30.3 million and $36.1 million in 2002 and 2001, respectively. We had no valuation allowance at December 31, 2000. The valuation allowance for deferred tax assets includes approximately $5.2 million attributable to stock option deductions, the benefit of which will be credited to stockholders’ equity upon realization.

Results of Operations

      We operate in one business segment, flash memory products. Our products are sold throughout the world. In the United States and foreign countries our products are sold through direct, OEM, reseller, and distributor channels. Our chief decision-maker, our President and Chief Executive Officer, evaluates our performance based on total results. Revenue is evaluated based on geographic region and product category. Separate financial information is not available by product category in regards to asset allocation, expense allocation, or profitability.

      Product Revenues. In 2002, our product revenues were $492.9 million, up $176.0 million or 56% from $316.9 million in 2001. The increase in product revenues was primarily due to a 65% increase in unit sales, partially offset by a 6% decrease in average selling prices per unit. In fiscal 2002, the largest unit volume and revenue increases came from our CF card, SD card, Memory Stick, and FlashDisk products, compared to the prior year. In 2002, total flash memory units sold increased approximately 73% compared to 2001. In 2002, due to competitive pricing pressures, our average selling price per megabyte declined by approximately 50%

when compared to 2001. In the fourth quarter of 2002, compared to the fourth quarter of 2001, our average selling prices per megabyte declined 31%.

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

      Our backlog as of December 31, 2002 was $31.7 million, compared to $19.5 million in 2001. This increase in backlog was primarily due to higher bookings in the consumer, OEM and industrial markets. As of December 31, 2002, backlog associated with our retail channel increased by 56%, compared to the same period in 2001. Backlog in our OEM channel increased by 65% as of December 31, 2002, as compared to 2001, due to higher demand than that experienced in 2001. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellations, backlog is not necessarily an indication of future revenue. See “Factors That May Affect Future Results — Risks Related to Our Business — Our operating results may fluctuate significantly . . . .” and “Risks Related to Sales of Our Products — There is seasonality in our business . . . .”

      In 2002, OEM sales represented 26% of our product revenues, compared to 34% of our product revenues in 2001 and 57% in 2000. Retail revenues, which are typically booked and shipped in the same quarter, increased to 64% of our product revenues from 54% in 2001 and 28% in 2000. We expect sales to the retail channel to continue to represent a significant portion of our revenues in 2003.

      License and Royalty Revenues. We currently earn patent license fees and royalties under several cross-license agreements, including agreements with Hitachi, Lexar, Sharp, Samsung, Sony, SST, and TDK. License and royalty revenues from patent cross-license agreements were $48.4 million in 2002 compared to $49.4 million in 2001 and $75.5 million in 2000. The decrease in license and royalty revenues between 2000 and 2001 were primarily due to lower patent royalties from lower royalty bearing sales by some of our licensees resulting in decreased patent license revenues recognized. The higher license and royalty revenues in 2000 compared to 2001 were primarily due to increased sales by certain of our licensees in 2000, and $4.7 million of revenue recognized in conjunction with the settlement of the Lexar litigation in 2000. Revenues from licenses and royalties were 9% of total revenues in 2002, and 13% in both 2001 and 2000. Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees.

      Gross Profits (Losses). In fiscal 2002, gross profits were $188.8 million, or 35% of total revenues compared to negative $26.0 million, or negative 7% of total revenues in 2001 and positive $244.8 million, or 41% of total revenues in 2000. Product gross margins were 29% in 2002 compared to a negative 24% in 2001, and positive 32% in 2000. The increase in product gross margin and gross profits in 2002 was due to a combination of factors, including more stable pricing conditions in 2002 than in 2001, lower production costs due to a higher mix of more cost effective multi level cell, or MLC, chips, significantly lower overhead expenses due to our restructuring activities in 2001 and improved economies of scale due to the growth in unit volumes across our major product lines. In addition, we sold approximately $11.9 million worth of NOR inventory that had been fully written off as excess or obsolete in previous years. The decline in gross margins in 2001 compared to 2000 was primarily due to lower sales volume, severely reduced average selling prices, inventory write downs of approximately $85.0 million and start-up costs associated with our FlashVision foundry joint venture of approximately $22.0 million.

      Research and Development. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased to $63.2 million in 2002 from $58.9 million in 2001, and $46.1 million in 2000. As a percentage of revenues, research and development expenses were 12% in 2002, 16% in 2001 and 8% in 2000. In 2002, the absolute dollar increase in research and development expenses was primarily due to a $2.7 million increase in salaries and payroll-related expenses associated with increased personnel. In 2001, the increase was primarily due to an increase of $13.3 million in project related expenses. The additional project expenses in 2001 were to support the development of new generations of NAND flash data storage products. We expect our research and development expenses to continue to increase in absolute dollars in future periods to support the development and introduction of new generations of flash data storage products, including our development efforts at our joint venture with Toshiba, our co-development agreement with Sony and our continual development of advanced controller chips.

      Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses such as independent manufacturer’s representative commissions, advertising and tradeshow expenses. Sales and marketing expenses decreased to $40.4 million in 2002 from $42.6 million in 2001 and $49.3 million in 2000. In 2002, the decrease was due primarily to decreased co-op advertising expenses of $7.0 million, which as of the beginning of fiscal 2002 are offset against revenue per applicable accounting literature, partially offset by an increase in commissions of $4.3 million related to higher product revenues. If we had been required to retroactively apply the same accounting treatment of recording these co-op advertising expenses as offsets to revenue per new accounting literature prior to our fiscal year 2002, we estimate that selling and marketing expenses would have been reduced by approximately $5.2 million and $5.7 million for 2001 and 2000, respectively. The decrease in 2001 was primarily due to a decrease of $5.6 million in commission expenses due to lower product revenues, a decrease in marketing expenses of $1.1 million and a reduction of $0.7 million in travel expenses. Sales and marketing expenses represented 7% of total revenues in 2002 compared to 12% in 2001 and 8% in 2000. We expect sales and marketing expenses to increase in absolute dollars as sales of our products grow and as we continue to develop the retail channel and brand awareness for our products.

      General and Administrative. General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and other administrative functions. General and administrative expenses were $27.1 million in 2002 compared to $17.0 million in 2001 and $24.8 million in 2000. The increase in 2002 was due primarily to an increase in legal fees of $6.6 million, increased payroll-related expenses of $5.0 million and an increase of $1.3 million in allowance for doubtful accounts associated with higher trade accounts receivable balances from increased revenues. The decrease in 2001 was primarily due to a decrease of $3.2 million in legal fees, a reduction of $3.2 million in the allowance for doubtful accounts related to lower accounts receivable balances and a decrease of $0.7 million in salaries and related expenses associated with reduced headcount. General and administrative expenses represented 5% of total revenues in 2002 and 2001 compared to 4% in 2000. General and administrative expenses could increase in the future if we pursue litigation to defend our patent portfolio and grow our infrastructure to support our growth. See “Factors That May Affect Future Results — Risks Related to Our Intellectual Property — We may be unable to license intellectual property to or from third parties .. . . .”

      Restructuring Charges. In the third quarter of 2001, we adopted a plan to transfer all of our card assembly and test manufacturing operations from our Sunnyvale location to offshore subcontractors. As a result we recorded a restructuring charge of $8.5 million in the third quarter of 2001. The charge included $1.4 million of severance and employee related costs for a reduction in workforce of approximately 193 personnel, equipment write-off charges of $6.0 million and lease commitments of $1.1 million on a vacated warehouse facility. As a part of our plan to transfer all card assembly and test manufacturing operations to offshore subcontractors, we abandoned excess equipment and recorded a charge of $6.4 million in the third quarter of fiscal 2001.

      As of January 2003, we have subleased a portion of our warehouse building in San Jose, California. Given the current real estate market conditions in the San Jose area, we do not expect to be able to sublease the remainder of this building before the end of 2003. Any sublease income will be offset against the balance of the lease commitment restructuring charge recorded in the third quarter of 2001.

      Of the $8.5 million restructuring charge, cash payments of $0.8 million and $1.1 million were paid in 2001 and 2002 respectively. After writing off certain non-cash charges related to abandoned excess equipment, accruals of $0.6 million remain as of December 31, 2002, related to amounts to be paid out for excess facility lease charges, net of facility sub-lease income, over the respective lease terms.

      The following table summarizes our restructuring activities from the inception of our plan through the end of 2002:

		Workforce	Lease
	Equipment	Reduction	Commitments	Total

	(In thousands)
Restructuring Charge	$6,383	$1,094	$1,033	$8,510
Non-cash charges	(6,027)	—	—	(6,027)
Cash payments	—	(805)	—	(805)

Accrual balance, December 31, 2001	$356	$289	$1,033	$1,678
Non-cash charges	(17)	—	—	(17)
Adjustments	(339)	321	18	—
Cash payments	—	(610)	(471)	(1,081)

Accrual balance, December 31, 2002	$—	$—	$580	$580

      Equity in Income of Joint Venture. In 2002 and 2001, equity in income of joint ventures of $0.9 million and $2.1 million included our share of net income from our FlashVision joint venture and losses from our Digital Portal Inc., or DPI, joint venture. Under the equity method of accounting, our share of losses were deducted from our DPI investment account and therefore, as of December 31, 2002 there is no value related to DPI on our consolidated balance sheet. In September 2002, we agreed to sell a significant portion of our DPI shares to a nominee of Photo-Me International, PLC., or PMI, to reduce our ownership percentage below 20%, and we gave up our seat on DPI’s board of directors. Under the agreement, we discontinued our kiosk related activities, are no longer required to make additional equity investments in DPI, guarantee DPI’s equipment leases or otherwise pay any of DPI’s expenses and DPI will no longer use the SanDisk brand name. In future periods, we will account for our remaining investment in DPI on a cost basis.

      Interest Income/ Expense. Interest income was $8.7 million in 2002 compared to $12.4 million in 2001 and $22.8 million in 2000. The decrease in interest income in 2002 compared to 2001 was primarily due to reductions in market interest rates. The decrease in interest income in 2001 compared to 2000 was also due to reductions in interest rates and as well as the funding of our strategic investments in Tower and FlashVision. Interest expense was $6.7 million in 2002 on our convertible subordinated notes, or notes, issued in late 2001 and early 2002. In 2003, we expect interest expense to be consistent and interest income to remain flat with an increase in cash balances offset by the additional impact of lower interest rates on our portfolio as existing securities mature and lower-yielding securities are purchased.

      Loss on investment in foundries. The market value of our investment in Tower and related wafer credits has declined significantly over 2002 and 2001 due to the continuing semiconductor industry downturn. As of December 31, 2002, we had invested $68.0 million in Tower and obtained 6,100,959 ordinary Tower shares, $6.0 million of prepaid wafer credits, and a warrant to purchase 360,313 ordinary Tower shares at an exercise price of $7.50 per share. This warrant expires on October 31, 2006. At December 31, 2002, the value of our Tower investment and wafer credits had declined to $27.3 million. Losses totaling $15.2 million, or $9.4 million net of tax, were recorded in 2002, comprised of a $11.6 million related to the other-than-temporary decline of our equity investment, a $0.7 million adjustment to the fair value of warrants purchased during 2002 as determined using a Black-Scholes option pricing model, and a $2.8 million write down in the value of wafer credits. At December 31, 2001, the value of our Tower investment and wafer credits had declined to $16.6 million. Therefore, we recorded a loss of $20.6 million, which included the write-off of wafer credits received in 2001. In addition, we recorded a loss of $5.5 million on our exchange of 75% of our Tower wafer credits for 1,284,007 ordinary Tower shares at $12.75 per share. These losses totaled $26.1 million, or $15.8 million net of tax benefit in 2001. In both 2002 and 2001, Tower losses were recorded in loss on investment in foundry. If the fair value of our Tower investment declines further, it may be necessary to record additional losses. We periodically assess the value of the prepaid wafer credits for recoverability and write down the value as necessary.

      In 2001, we determined that our investment in UMC had sustained a substantial decline in its value as defined by generally accepted accounting principles The value of our investment in UMC had declined to $194.9 million at December 31, 2001. We recorded a loss of $275.8 million on our UMC investment in 2001, or $166.9 million net of taxes. At December 31, 2002, the market value of the available-for-sale portion of our UMC investment had declined $6.6 million, before tax, below its adjusted cost of $112.0 million, and this unrealized loss of approximately $6.6 million is included in accumulated other comprehensive income (loss) on our consolidated balance sheet as this unrealized loss was deemed to be temporary. If the fair value of our UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, if our UMC shares are sold, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock.

      Gain (Loss) on Equity Investment. In 2002 we recognized an impairment charge on the decline in the value of our investment in Divio, Inc., or Divio of $2.7 million, or $1.7 million net of tax, in accordance with Statement of Financial Accounting Standards No. 115. At December 31, 2002, the value of our Divio investment had declined to $4.5 million. Divio is currently unprofitable, and will require additional funding from external sources to complete the development and commercialization of its products. Given the current depressed conditions for financing private, venture capital backed startup companies, we cannot assure you that Divio will be able to successfully finance its activities or continue its operations. If they cannot do so, our investment in Divio will be written down further or may even become worthless.

      Other Income (Loss), Net. Other Income (Loss), net was a loss of $3.1 million in 2002 compared to a loss of $1.0 million in 2001 and income of $572,000 in 2000. The losses in 2002 and 2001 were primarily due to foreign currency transaction losses on our Yen denominated assets. Other income in 2000 came primarily from foreign currency transaction gains.

      Provision for (Benefit from) Income Taxes. Our 2002 effective tax provision rate was approximately 9%, while our 2001 and 2000 effective tax rates were approximately (33%) and 39%, respectively. Our 2002 tax rate is significantly lower than the statutory rate due to utilization of previously unbenefited net operating losses and a reduction of the valuation allowance due to the increase in the unrealized gain on our investment in UMC.

      Our assessment of the amount of valuation allowance required will be influenced by the amount of unrealized tax gains on investments. Any increase in the mark to market value of the investments may result in the recognition of some portion of the valuation allowance. This may cause the interim tax rate to fluctuate significantly.

      Due to our lack of visibility over the likelihood of generating future taxable income, we have not recognized a deferred tax asset in excess of the amount that will be available to offset our deferred tax liability.

Liquidity and Capital Resources

Cash Flows

      At December 31, 2002, we had working capital of $584.4 million, which included $266.6 million in cash and cash equivalents and $189.9 million in unrestricted short-term investments, excluding our investments in UMC and Tower.

      Operating activities for 2002 provided $105.6 million of cash, primarily due to net income of $36.2 million; a $26.9 million decrease in income tax refund receivable, plus non-cash charges, primarily depreciation of $21.3 million, a decrease of $8.1 million in our investment in FlashVision, a $9.4 million decrease in accounts payable, a $51.1 million increase in deferred income on shipments to distributors and retailers and deferred revenue, and a $3.8 million decrease in income taxes payable. These were partially offset by increases of $37.6 million in accounts receivable, $33.3 million in inventory, and $7.7 million in deferred taxes. Cash used by operations was $72.1 million in 2001, and cash provided by operations was $84.9 million 2000.

      Net cash used in investing activities was $58.4 million in 2002. Purchases net of proceeds from short term investments of $84.1 million, $16.6 million of capital equipment purchases and $26.0 million invested in Tower during fiscal 2002 were partially offset by a $4.2 million return of capital received in the first quarter of, 2002 from FlashVision L.L.C. Net cash provided in investing activities was $25.1 million in 2001 and net cash used of $137.9 million in 2000.

      Net cash provided by financing activities was $29.9 million 2002, which included the $24.3 million net proceeds from the issuance of long-term convertible subordinated notes in the first quarter of 2002, and $5.5 million from the sale of common stock through our stock option and employee stock purchase plans. Financing activities provided cash of $130.2 million in 2001 and $13.2 million in 2000.

      Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or wafer fabrication foundry capacity to support our business in the future. We may also invest in or acquire other companies’ product lines or assets. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our collaboration with Toshiba for the joint development of 90 nanometer and 70 nanometer NAND flash memory. We plan to fund our short-term operations from our current cash and short-term investment balances and cash generated from operations. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next twelve months. However, if our average product selling prices decline significantly, as they did in 2001 and 2002, or demand for our products declines and we are required to purchase more wafers than we need due to our FlashVison joint venture commitments, we may not be able to generate enough cash from our operations and will have to rely solely on our current cash and short-term investment balances to fund our operating activities.

Convertible Subordinated Notes

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

Investment in UMC

      In January 2000, the USIC foundry was merged into the UMC parent company. In exchange for our USIC shares, we received 111 million UMC shares. These shares were valued at approximately $396 million at the time of the merger, resulting in a pretax gain of $344.2 million ($203.9 million after-tax) in the first quarter of 2000. All of the UMC shares we received as a result of the merger in 2000 were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. As of December 31, 2002, the trading restrictions had expired on 77.8 million shares. The remaining 33.3 million shares will become available for sale through January 2004. We also received 23.0 million, 20.0 million and 22.2 million shares as stock dividends from UMC in 2002, 2001 and 2000, respectively. Due to the decline in UMC stock price from the weakness in the semiconductor industry, the value of our investment in UMC had declined to $194.9 million at December 31, 2001. Therefore in 2001, it was determined that the decline in the market value of the investment was other than temporary, as defined by generally accepted accounting principles and a loss of $275.8 million, or $166.9 million net of taxes was recorded in accordance with Statement of Financial Accounting Standards Number 115. The loss was included in loss on investment in foundry. The UMC shares received as stock dividends for the three years ending December 31, 2002 are included in the 165 million shares classified as available-for-sale in accordance with SFAS No. 115, are reported at a market value of $105.4 million and included in current assets on our consolidated balance sheet. We also have 11 million shares that contain trading restrictions that extend beyond one year, which are valued at their adjusted cost of $7.5 million and included in non-current assets. UMC’s share price declined to NT$22.20 at December 31, 2002 from a stock dividend adjusted price of NT$42.87 at December 31, 2001 resulting in a $81.8 million reduction in our previously recorded unrealized gain on the portion of our investment that is classified as available-for-sale. At December 31, 2002, the market value of the available-for-sale portion of our UMC investment had declined $6.6 million, before tax, below its adjusted cost of $112.0 million, and this unrealized loss of approximately $6.6 million is included in accumulated other comprehensive income (loss) on our consolidated balance sheet as this decline was deemed to temporary. If the fair value of the UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, there may be a gain or loss due to fluctuations in the market value of UMC stock or if UMC shares are sold.

Investment in FlashVision Joint Venture

      On June 30, 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, we and Toshiba formed FlashVision, a joint venture, to equip and operate a silicon wafer manufacturing line at Toshiba’s Dominion Semiconductor facility in Manassas, Virginia. In January 2001, we invested the final $15.0 million of our $150.0 million cash commitment in FlashVision L.L.C. In April 2002, we and Toshiba entered into a series of agreements under which we restructured our FlashVision joint venture by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. Under the terms of the agreements, Toshiba transferred the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and undertook full responsibility for the equipment transfer and production set up. The FlashVision operation at Yokkaichi continues the joint venture on essentially the same terms as the parties had at Toshiba’s facility in Virginia. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank, N.V. and in April 2002 repaid all amounts outstanding. FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, Toshiba is required to provide a guarantee to these financial institutions on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of December 31, 2002, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $142.4 million.

      In the next two to three years, we expect to make substantial new investments in additional fabrication capacity at FlashVision. We expect to fund up to approximately $33.0 million for the initial fabrication capacity expansion in 2003.

Investment in Tower

      In July 2000, we entered into a share purchase agreement to make a $75.0 million investment in Tower, for its new wafer foundry facility, Fab 2. During 2001, Tower satisfied the closing conditions of the share purchase agreement and completed the first two milestones. Under the terms of the agreement, we invested $42.5 million to purchase 1,599,931 ordinary Tower shares and obtained wafer credits of $21.4 million. In September 2001, we agreed to convert 75% of our wafer credits to equity at a price of $12.75 per share and received an additional 1,284,007 ordinary Tower shares. Due to the continued weakness in the semiconductor industry, the value of our Tower investment and remaining wafer credits had declined to $16.6 million at December 31, 2001. It was determined that this decline was other than temporary, as defined by generally accepted accounting principles and a loss of $20.6 million was recorded in the second half of 2001. In addition we recognized a loss of $5.5 million on the exchange of 75% of our Tower wafer credits for 1,284,007 ordinary shares at $12.75 per share. These losses totaling $26.1 million, or $15.8 million net of tax benefit, were recorded in loss on foundry investment in 2001.

      In March 2002, we amended our foundry investment agreements with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was made on April 5, 2002. In exchange for this payment we received 1,071,497 ordinary shares and prepaid wafer credits of $4.4 million. The payment of $11.0 million for the fourth milestone was paid on September 30, 2002. In exchange for this payment we received 1,344,829 ordinary shares of Tower and $4.4 million in prepaid wafer credits.

      As of December 31, 2002, we had invested $68.0 million in Tower and obtained 6,100,959 ordinary shares, $6.0 million of prepaid wafer credits, and warrants to purchase 360,313 ordinary shares at an exercise price of $7.50 per share. The investment in the ordinary shares represents an approximate 14% equity ownership position in Tower as of December 31, 2002. The wafer credits were applied to our pre-paid wafer account and are to be applied against orders placed with Tower’s new wafer fabrication facility, Fab 2, when and if completed; provided, however, that until July 1, 2005, the amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of our wafer purchases. We periodically assess the value of our prepaid wafer credits considering the timing and quantity of our planned annual wafer purchases, the status of the foundry construction and general economic conditions. If we determine that the value of these wafer credits is not recoverable, additional write-downs will be recorded. In 2002, we recognized losses of $15.2 million on the other-than-temporary decline in the value of our Tower investment and the impairment in value on our prepaid wafer credits and approximately $0.7 million unrealized losses related to the fair value of the warrants purchased in October of 2002. Our investment in Tower was valued at $21.3 million as of December 31, 2002. At December 31, 2002, our Tower prepaid wafer credits were valued at $6.0 million, net of $2.8 million in write-downs recorded in fiscal 2002, related to the recoverability of these prepaid wafer credits.

      In addition to our commitment under the share purchase agreement, we invested in Tower’s rights offering in October 2002. Tower issued one right for each 4.94 shares owned by record holders as of the record date. In exercising our rights to participate, we paid approximately $4.0 million in exchange for 800,695 ordinary Tower shares and a warrant to purchase 360,312 ordinary shares at $7.50 per share. This warrant expires on October 31, 2006. During the fourth quarter of 2002 and in accordance with SFAS 133, we recorded a write-down in the fair value of these Tower warrants of approximately $0.7 million, as determined using a Black-Scholes option pricing model. The fair value of these warrants will continue to fluctuate and additional adjustments to the warrant’s fair value will be recorded in future periods.

      In February 2003, we agreed to further amend our foundry investment agreements with Tower by agreeing to advance the payment for the fifth and final milestone. This amendment is subject to approval by all required parties, including Tower’s shareholders. If approved, the terms of the amendment require the payment of $11.0 million for the advanced fifth milestone and this payment will be made in two installments. The first installment of approximately $6.6 million will be due five business days after the amendment is approved by all required parties, including Tower’s shareholders; the second installment of approximately $4.4 million will be due five business days after Tower has raised additional funds equal to approximately

$22.0 million, referred to as the Minimum Financing. Tower must complete the Minimum Financing prior to December 31, 2003, or we will not be obligated to pay the second installment. Each of the first and second installments will be paid provided Tower meets these conditions, whether or not Tower actually achieves its original fifth milestone obligation. Immediately following the advancement of the first installment, we will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the first installment divided by the average trading price for ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the amendment was approved by Tower’s board of directors. Immediately following the advancement of the second installment, if it occurs, we will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the second installment divided by the price per ordinary share of Tower paid in connection with the Minimum Financing, or the Minimum Financing Price; provided, however, that if the Minimum Financing Price cannot reasonably be calculated from the documents evidencing the Minimum Financing, then the Minimum Financing Price shall be deemed to be the average trading price for the ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the second installment is paid. In addition, we will have the option to convert all or a portion of our unused pre-paid wafers credits associated with the September 2002 fourth milestone payment into fully-paid and non-assessable ordinary shares of Tower based on the average closing price of ordinary shares of Tower during the thirty consecutive trading days preceding December 31, 2005.

      Tower’s completion of Fab 2 is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies, ramp-up of production, and secure foundry customers sufficient to defray its fixed operating costs, the value of our investment in Tower and wafer credits will decline significantly or possibly become worthless. We would be unable to take advantage of our prepaid wafer credits and we may be unable to obtain a sufficient supply of wafers to manufacture our products, which would harm our business. In addition, the value of our investment in Tower may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment declines further, it may be necessary to record additional losses, which potentially could amount to the remaining recorded value of our Tower investment. Moreover, if Tower is unable to satisfy certain financial covenants and comply with certain conditions as required by its credit facility agreement, and therefore is not able to obtain additional bank financing, or its current bank obligations are accelerated, such failure could jeopardize the completion of Fab 2 and Tower’s ability to continue operations.

Other Equity Investments

      On August 9, 2000, we entered into a joint venture, DPI, with PMI for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, we invested $2.0 million. In an agreement effective September 30, 2002, we and PMI agreed that we would scale down our kiosk activities and PMI would assume responsibility to finance and direct the future growth of DPI. Under the agreement, we converted approximately $400,000 in receivables due from DPI to equity in DPI, reduced our ownership percentage below 20% and gave up our seat on the DPI board of directors. Under the new agreement, we discontinued our kiosk related activities, are no longer required to make additional equity investments in DPI, guarantee DPI’s equipment leases or otherwise pay any of DPI’s expenses, and furthermore, DPI will no longer use the SanDisk brand name. We have accounted for this investment under the equity method, and in 2002 we recorded a $1.1 million loss as our share of DPI’s losses which was deducted from the investment account and therefore, as of December 31, 2002, there is no value related to DPI on our consolidated balance sheet.

      On November 2, 2000, we made a strategic investment of $7.2 million in Divio, Inc., or Divio. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, we own approximately 10% of Divio and are entitled to one board seat. A number of companies are developing compression chip products that may be superior to, or may be offered at a lower cost than the Divio chips. These competing products may render Divio’s products uncompetitive and thereby significantly reduce the value of our investment in Divio. In 2002, we accounted for this investment under the cost method, and we recorded a decline in the fair value of the investment of $2.7 million. At December 31, 2002, the value of our Divio investment had declined to $4.5 million. Divio is currently unprofitable, and will require additional funding from external sources to complete the development and commercialization of its products. Given the current depressed conditions for financing private, venture capital backed startup companies, we cannot assure you that Divio will be able to successfully finance its activities or continue its operations. If they cannot do so, our investment in Divio will be written down further or may even become worthless.

Contractual Obligations and Off Balance Sheet Arrangements

      The following summarizes our contractual obligations and off balance sheet arrangements at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands).

			Less Than
	Total		1 Year	1 - 3 Years	4 - 5 Years

CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable (See Note 4.)	$150,000	(1)	$—	$150,000	$—
Interest payable on convertible subordinated notes	27,000		6,750	13,500	6,750
Operating leases	9,285		3,184	5,071	1,030
Investment in Tower	11,000		11,000	—	—
FlashVision Common research and development	68,000		12,000	24,000	32,000
FlashVision Direct research and development	54,000		7,000	23,000	24,000
FlashVision fabrication capacity expansion	33,000		33,000	—	—
Purchase commitments for flash memory wafers	23,873	(2)	23,873	—	—

Total contractual cash obligations	$376,158		$96,807	$215,571	$63,780

		Less Than
	Total	1 Year	1 - 3 Years	4 - 5 Years

CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$549	$213	$336	$—

Total contractual cash income	$549	$213	$336	$—

(1)	On January 10, 2002, the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of the Notes.

(2)	FlashVision binding three-month purchase commitments for flash memory wafers are denominated in Japanese Yen, and are subject to fluctuation in exchange rates prior to payment.

As of December 31, 2002

OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease	$142,351

Impact of Currency Exchange Rates

      A portion of our revenues is denominated in Japanese Yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At December 31, 2002, there were no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Impact of Recently Issued Accounting Standards

      In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” and SFAS No. 146, “Obligations Associated with Disposal Activities.” SFAS 145 rescinds SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion 30”, and SFAS 44 “Accounting for Intangible Assets of Motor Carriers”, and SFAS 64 “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements”, and amends SFAS 13 “Accounting for Leases”. SFAS 145 requires that gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods which do not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. In addition, lease modifications having the economic effects similar to sale-leaseback transactions should be accounted for in the same manner as sale-leaseback transactions. The provisions of this statement are effective for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years, with early application encouraged. We are evaluating the impact of the adoption of SFAS 145 on our results of operations and financial position.

      SFAS 146 nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)” and substantially nullifies EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination.” SFAS 146 establishes an accounting model for changes in the recognition of and timing of such costs. The liability for costs associated with exit or disposal activities should be measured at fair value and in the period in which those costs are incurred. The provisions of SFAS 146 apply to exit or disposal activities initiated after December 31, 2002. We will adopt SFAS 146 effective January 1, 2003. The adoption of SFAS 146 is not expected to have a material impact on our results of operations and financial position in 2003.

      On December 31, 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting of Stock-Based Compensation” and APB Opinion No. 28 “Interim Financial Reporting.” SFAS 148 provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires disclosure in both the interim and annual financial statements about the method of accounting for stock-based employee compensation and it’s effect on reported net income and earnings per share. The recognition provisions of SFAS 148 are applied as of the beginning of a company’s fiscal year for financial statement periods and interim periods within those fiscal years ending after December 15, 2002, and SFAS 148’s amendment of disclosure requirements of APB No. 28 is effective for financial statements ending after December 15, 2002. We have elected not to adopt the recognition provisions of SFAS 148. However, We elected to follow APB 25, and related interpretations, in accounting for our employee stock options. Under APB 25, if the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The disclosure requirements of SFAS 148 for pro forma information regarding reported net income and earnings per share has been adopted for the fiscal year ending December 31, 2002 and will be applied to interim periods in 2003. The adoption of the disclosure provisions of SFAS 148 did not have a material impact on our results of operations and financial position in 2002, nor is it expected to have a material impact in 2003.

      In July 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” — an interpretation of SFAS No 5 “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures,” SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, and rescission of FIN 34 “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 provides disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN 45 establishes recognition and measurement provisions of a liability to be recognized at the inception of a guarantee for fair value based on agreements which contingently requires the guarantor to make payments to the guaranteed party based on changes in an underlying contingent liability related to the guaranteed party. The disclosure provisions of FIN 45 are effective for financial statement periods and interim periods within those fiscal years ending after December 15, 2002, and the requirement for recognition and measurement provisions are effective for guarantees issued or modified on a prospective basis after December 31, 2002. We have adopted the disclosure provisions for fiscal year ending December 31, 2002 and are evaluating the future impact of the adoption of FIN 45 recognition and measurement provisions on our consolidated results of operations, financial position and cash flows.

      In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. We are currently reviewing our investment portfolio to determine whether any of our equity investments are considered variable interest entities. We do not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

      In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our Consolidated Financial Statements.

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

      Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	unpredictable or declining demand for our products;

•	decline in the average selling prices of our products due to competitive pricing pressures;

•	seasonality in sales of our products;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, where our principal source of NAND flash memory wafer capacity is located and Taiwan, South Korea, China and the United States;

•	excess capacity of flash memory from our competitors and our own flash wafer capacity, which may cause a decline in our average selling prices;

•	difficulty of forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash wafers, controllers, printed circuit boards and discrete components;

•	expenses related to obsolescence or devaluation of unsold inventory;

•	writedowns of our equity investments and prepaid wafer credits,

•	adverse changes in product and customer mix;

•	slower than anticipated market acceptance of new or enhanced versions of our products, such as the recently announced miniSD card targeted at advanced mobile phones;

•	increased sales by our competitors;

•	competing flash memory card standards, which displace the standards used in our products, such as the new xD Picture card format which is replacing our SmartMedia card in new digital camera models from Olympus and Fuji;

•	changes in our distribution channels;

•	fluctuations in our license and royalty revenue;

•	fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization;

•	availability of sufficient silicon wafer foundry capacity to meet customer demand;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	significant yield losses, which could affect our ability to fulfill customer orders and could increase our costs;

•	manufacturing flaws affecting the reliability, functionality or performance of our products, which could increase our product costs, reduce demand for our products or require product recalls;

•	increased research and development expenses;

•	exchange rate fluctuations, particularly the U.S. Dollar to Japanese Yen exchange rate;

•	changes in general economic conditions, particularly in Japan and the European Union; and

•	reduced sales to our retail customers if consumer confidence worsens due to declining economic conditions, war in Iraq, the conflict in the Korean Peninsula or elsewhere, or due to terrorist acts.

Difficulty of estimating future silicon wafer needs may cause us to overestimate our needs and build excess inventories, or underestimate our needs and have a shortage of silicon wafers, either of which will harm our financial results.

      Under the terms of our wafer supply agreements with FlashVision, Hitachi, Samsung, Toshiba and UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments. The estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of FlashVision’s wafer production. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers and flash memory products to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers or flash memory products with acceptable price and/or yields from any foundry, our business, financial condition and results of operations could be harmed. Because the majority of our CF card, SD card, Memory Stick, SmartMedia card, and MultiMediaCard products are sold into emerging consumer markets, it has been difficult to accurately forecast future sales. In addition, bookings visibility remains low due to the current economic uncertainty in our markets. A substantial majority of our quarterly sales are currently, and have historically been, from orders received and fulfilled in the same quarter, which makes accurate forecasting very difficult. Our product order backlog may fluctuate substantially from quarter to quarter.

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

      During periods of excess supply in the market for our flash memory products, such as we experienced in 2001 and the first quarter of 2002, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our future growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors. We have in the past experienced, and may in the future experience, severe price competition for our products, which adversely impacts our product gross margins and overall profitability. In competing for market share we face large corporations that have well established brand identity and commanding strengths in our sales channels. For example, Sony is a competitor for the Memory Stick card, Matsushita Panasonic is a competitor for the SD card, and Kodak and Fuji are competitors for the CF and SmartMedia cards.

Future rapid growth may strain our operations.

      Despite actions we took in 2001 to align expense levels with decreased revenues, we must continue to hire, train, motivate and manage our employees to achieve future growth. In the past, we have experienced difficulty hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make a significant investment in our existing internal information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth in the future, which could in turn harm our business, financial condition and results of operations.

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

      We cannot assure you that we along with our strategic wafer partner will successfully develop and bring into full production with acceptable yields and reliability these new products or the underlying technology, or that any development or production ramp will be completed in a timely or cost-effective manner. If we are not successful or if our cost structure is not competitive, our business, financial condition and results of operations could suffer.

New products based on NAND MLC flash technology may encounter production delays and problems impacting production reliability and yields, which may cause our revenues and gross margins to decline.

      We have developed new products based on NAND MLC flash technology, a flash architecture designed to store two bits in each flash memory cell. High density flash memory, such as NAND MLC flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced product availability. We may not be able to manufacture future generations of NAND MLC products with yields sufficient to result in lower costs per megabyte. If we are unable to bring future generations of high density flash memory into full production as quickly as planned or if we experience unplanned yield or reliability problems, our revenues and gross margins will decline.

We continually seek to develop new products and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products, which if not offset by increased demand for the new products could harm our results of operations.

      We continually seek to develop new products and standards and enhance existing products and standards developed solely by us, as well as jointly with our strategic partners such as Toshiba, Matsushita and Sony. For example, in March 2003, our joint development efforts with Toshiba and Matsushita, together with contribution by the SD Association, resulted in the introduction of the miniSD card, a smaller version of the SD card. In addition, we and Sony have co-developed and co-own the specifications for the next generation Memory Stick, the Memory Stick Pro, which each of us has the right to manufacture and sell. As we introduce new standards and new products, such as the miniSD card and the Memory Stick Pro, it will take time for these new standards and products to be adopted, for consumers to accept and transition to these new products and for significant sales to be generated therefrom, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. We cannot assure you that any new products or standards we develop will achieve commercial success. See “— The success of our business depends on emerging markets and new products.”

The success of our business depends on emerging markets and new products.

      In order for demand for our products to grow, the markets for new devices that use our flash memory products, such as digital cameras, portable digital music players and cellular phones must develop and grow. If sales of these products do not grow, our revenues and profit margins could be adversely impacted.

      The success of our new product strategy will depend upon, among other things, the following:

•	our ability to successfully develop new products with higher memory capacities and enhanced features at a lower cost per megabyte;

•	the development of new applications or markets for our flash data storage products;

•	the extent to which prospective customers design our products into their products and successfully introduce their products;

•	the extent to which our products or technologies become obsolete or noncompetitive due to products or technologies developed by others; and

•	the adoption by the major content providers of the copy protection features offered by our SD card products.

Risks Related to Our FlashVision Joint Venture

      Our FlashVision joint venture with Toshiba makes us vulnerable to certain risks, including potential inventory write-offs, disruptions or shortages of supply, limited ability to react to fluctuations in product demand, direct competition with Toshiba, and significant guarantee obligations, any of which could substantially harm our business and financial condition.

We and Toshiba have restructured our FlashVision business and transferred certain assets to Toshiba’s Yokkaichi fabrication facility in Japan, which may cause production delays and reduce NAND wafer supply available to us, which could adversely impact our operating results.

      On June 30, 2000, we, along with Toshiba, formed FlashVision for the joint development and manufacture of several NAND flash memory products, including 512 megabit, 1 gigabit and other advanced flash memory products. We and Toshiba will each separately market and sell these products. Accordingly, we will compete directly with Toshiba for sales of products incorporating these jointly developed and manufactured products. In April 2002, we and Toshiba entered into a series of agreements that restructured our FlashVision business and provided for the transfer of its operations to Toshiba’s Yokkaichi fabrication facility in Japan. Pursuant to the terms of the agreements, Toshiba completed transfer of all required equipment from

Dominion to Yokkaichi in 2002 and bore substantially all of the costs associated with the equipment transfers. It is possible that production may not continue at Yokkaichi as planned, thereby reducing the total NAND production capacity available to us.

      In addition, we incurred substantial start-up expenses related to the hiring and training of manufacturing personnel, and installing the clean room facilities and equipment at the Dominion fabrication facility. Although as part of our agreement with Toshiba to restructure our FlashVision business we have recaptured, substantially all of the Dominion start-up expenses incurred by us, we have incurred similar start-up expenses in connection with the new Yokkaichi fabrication facility. We will incur start-up costs and pay our share of ongoing operating activities even if we do not utilize our full share of the new Yokkaichi output. Each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience startup costs as a result of the one to two quarters of delay between the time of the investment and the time qualified products manufactured on the new wafer fabrication capacity are sold. We expect to fund up to approximately $33.0 million for the initial fabrication capacity expansion in 2003.

We face challenges and possible delays relating to the expected shift in a portion of our production at Yokkaichi to 0.13 micron NAND, which could adversely affect our operating results.

      We were using the production capacity at Toshiba’s Yokkaichi fabrication facility to manufacture NAND flash memory wafers with minimum lithographic feature size of 0.16 micron. Late in 2002, we began shifting a portion of our production output at Yokkaichi to 0.13 micron NAND and expect to shift the majority of our production output at Yokkaichi to 0.13 micron NAND in the second half of 2003. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers. Therefore, it is difficult to predict how long it will take to achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the FlashVision joint venture at Toshiba’s Yokkaichi facility, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facility could adversely impact our operating results in 2003 and beyond.

Toshiba’s Yokkaichi facilities are a significant source of supply of NAND flash memory wafers and any disruption in this supply will reduce our revenues, earnings and gross margins.

      Although we buy flash memory from the FlashVision joint venture, we also rely on Toshiba’s Yokkaichi fabrication facility to supply on a foundry basis a portion of our NAND flash memory wafers. Even if FlashVision successfully produces quantities at planned levels, the Yokkaichi fabrication foundry facilities may not produce satisfactory quantities of wafers with acceptable prices, reliability and yields. Any failure in this regard may curtail our business, financial condition and results of operations, as our right to purchase NAND flash memory products from Samsung is limited and may not be sufficient to replace any shortfall in production at the Yokkaichi facilities. In addition, any disruption in supply from the Yokkaichi fabrication facility due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. Moreover, we have no experience in operating a wafer manufacturing line and we intend to rely on the existing manufacturing organizations at the Yokkaichi fabrication facilities. If Toshiba and FlashVision are uncompetitive or are unable to satisfy our wafer supply requirements, our business, financial condition and results of operations would be harmed.

Our obligations under our wafer supply agreements with Toshiba and FlashVision, or decreased demand for our products, may result in excess inventories and lead to inventory write offs, and any technical difficulties or manufacturing problems may result in shortages in supply, either of which would adversely affect our business.

      Under the terms of our wafer supply agreements with Toshiba, we are obligated to purchase half of FlashVision’s NAND wafer production output and we will also purchase NAND wafers from Toshiba’s current Yokkaichi fabrication facility on a foundry relationship basis. If we are unable for any reason to achieve customer acceptance of our card products built with these NAND flash chips or if demand decreases, we will experience a significant increase in our inventory, which may result in inventory write-offs and harm our business, results of operations and financial condition. Apart from our commitment to purchase wafer output from FlashVision, under our foundry relationship with Toshiba, we order NAND wafers under purchase orders that cannot be cancelled. If we place purchase orders with Toshiba and our business condition deteriorates, we may end up with excess inventories of NAND wafers, which could harm our business and financial condition. Should customer demand for NAND flash products be less than our available supply, we may suffer from reduced revenues and increased expenses, and increased inventory of unsold NAND flash wafers, which could adversely affect our operating results.

      Under the terms of our foundry relationship with Toshiba and wafer supply agreements with FlashVision, we are obligated to provide a six-month rolling forecast of anticipated purchase orders, which are difficult to estimate. Generally, the estimates for the first three months of each rolling forecast are binding commitments. The estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. This limits our ability to react to fluctuations in demand for our products.

      In addition, in order for us to sell NAND based CF cards, SD cards and MultiMediaCards, we have been developing new controllers, printed circuit boards and test algorithms. Any technical difficulties or delays in the development of these elements could prevent us from taking advantage of the available NAND output and could adversely affect our results of operations. See “— Risks Related to Our FlashVision Joint Venture.”

We have contingent indemnification obligations for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement.

      FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, Toshiba is required to provide a guarantee to these financial institutions on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of December 31, 2002, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $142.4 million.

Risks Related to Our Investment in Tower Semiconductor Ltd.

Our investments in Tower Semiconductor Ltd. are subject to certain inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition.

      In July 2000, we entered into a share purchase agreement to make a $75.0 million investment in Tower for its new wafer foundry facility, Fab 2. As of December 31, 2002, we had invested $68.0 million in Tower and obtained 6,100,959 ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 ordinary Tower shares at an exercise price of $7.50 per share. This warrant expires on October 31, 2006. The investment in the ordinary shares represents an approximate 14% current equity ownership position in Tower as of December 31, 2002. In 2002 and 2001, we recognized losses of $14.4 million and $26.1 million, respectively, on the other-than-temporary decline in the value of our Tower investment and the impairment in value on our prepaid wafer credits and approximately $0.7 million in unrealized losses related to the fair value of the warrants purchased in October of 2002. Our investment in Tower was valued at $21.3 million as of December 31, 2002. At December 31, 2002, our prepaid wafer credits were valued at $6.0 million, which is net of $2.8 million in write-downs recorded in fiscal 2002, related to the recoverability of these prepaid wafer credits.

      In March 2002, we amended our foundry investment agreements with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was made on April 5, 2002. In exchange for this payment we received 1,071,497 ordinary shares and prepaid wafer credits of $4.4 million. The payment of $11.0 million for the fourth milestone was paid on September 30, 2002. In exchange for this payment we received 1,344,829 ordinary shares of Tower and $4.4 million in prepaid wafer credits. These wafer credits were credited to our pre-paid wafer account and are to be applied against orders placed with Fab 2, when completed; provided, however, that until July 1, 2005, the amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of our wafer purchases. We periodically assess the value of our prepaid wafer credits considering the timing and quantity of our planned annual wafer purchases, the status of the foundry construction and general economic conditions. If we determine that the value of these wafer credits is not recoverable, an additional write-down will be recorded.

      In addition to our commitment under the share purchase agreement, we invested in Tower’s stock rights offering in October 2002. Tower issued one right for each 4.94 shares owned by record holders as of the record date. In exercising our rights to participate, we paid approximately $4.0 million in exchange for 800,695 ordinary Tower shares and a warrant to purchase 360,312 ordinary shares at $7.50 per share. This warrant expires on October 31, 2006. During the fourth quarter of 2002, we recorded a write-down in the fair value of these Tower warrants of approximately $0.7 million. The fair value of these warrants will continue to fluctuate and additional adjustments to the warrant’s fair value will be recorded in future periods.

      In February 2003, we agreed to further amend our foundry investment agreements with Tower, by agreeing to advance the payment for the fifth and final milestone. This amendment is subject to approval by all required parties, including Tower’s shareholders. If approved, the terms of the amendment require the payment of $11.0 million for the advanced fifth milestone and this payment will be made in two installments. The first installment of approximately $6.6 million will be due five business days after the amendment is approved by all required parties, including Tower’s shareholders; the second installment of approximately $4.4 million will be due five business days after Tower has raised additional funds equal to approximately $22.0 million, referred to as the Minimum Financing. Tower must complete the Minimum Financing prior to December 31, 2003, or we will not be obligated to pay the second installment. Each of the first and second installments will be paid provided Tower meets these conditions, whether or not Tower actually achieves its original fifth milestone obligation. Immediately following the advancement of the first installment, we will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the first installment divided by the average trading price for ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the amendment was approved by Tower’s board of directors. Immediately following the advancement of the second installment, if it occurs, we will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the second installment divided by the price per ordinary share of Tower paid in connection with the Minimum Financing, or the Minimum Financing Price; provided, however, that if the Minimum Financing Price cannot reasonably be calculated from the documents evidencing the Minimum Financing, then the Minimum Financing Price shall be deemed to be the average trading price for the ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the second installment is paid. In addition, we have the option to convert all or a portion of our unused pre-paid wafer credits associated with the September 2002 fourth milestone payment into fully-paid and non-assessable ordinary shares of Tower based on the average closing price of ordinary shares of Tower during the thirty (30) consecutive trading days preceding December 31, 2005.

Completion of Tower’s wafer foundry facility, Fab 2, is dependent on several factors and may never occur, which may harm our business and results of operations.

      Tower’s completion of Fab 2 is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in

Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or is unable to successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our equity investment in Tower and wafer credits will decline significantly or possibly become worthless. In addition, we may be unable to obtain sufficient supply of wafers to manufacture our products, which would harm our business. The value of our equity investment in Tower may also be adversely affected by further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment declines further, we may record additional losses, which potentially could amount to the remaining recorded value of our Tower investment. Moreover, if Tower is unable to satisfy certain financial covenants and comply with certain conditions as required by its credit facility agreement, and therefore is not able to obtain additional bank financing, or its current bank obligations are accelerated, or it fails to secure customers for its foundry capacity to help offset its fixed costs, such failure could jeopardize the completion of Fab 2 and Tower’s ability to continue operations.

      We cannot assure you that the Tower facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price. Furthermore, if the depressed business conditions for semiconductor wafers persists throughout 2003 and beyond, Tower may be unable to operate Fab 2 at an optimum capacity utilization, which would cause them to operate at a loss or to discontinue operations.

The current political unrest and violence in Israel may hinder Tower’s ability to obtain investment in and complete its fabrication facility, which would harm our business.

      Although we do not believe the current political unrest and continuing escalation of violence in Israel represent a major security problem for Tower since Migdal Haemek, Israel is in a relatively secure geographic location, the unrest may expand and even if it remains at current levels, could cause scheduling delays, as well as economic uncertainty, which could cause potential investors and foundry customers to avoid Tower. Moreover, if U.S. military actions in Iraq, or elsewhere, result in retaliation against Israel, Tower’s fabrication facility may be adversely impacted causing a decline in the value of our investment.

Risks Related to Our Investment in UMC

Fluctuations in the market value of our UMC foundry investment affect our financial results and in fiscal 2001 we recorded a loss on investment in foundry of $275.8 million on our UMC investment and we may record additional losses in the future.

      In 1997, we invested $51.2 million in United Silicon, Inc., or USIC, a semiconductor manufacturing subsidiary of United Microelectronics Corporation, or UMC, which was merged into the UMC parent company on January 3, 2000. In exchange for our USIC shares, we received 111 million UMC shares. In 2000, 2001 and 2002, we received additional shares as stock dividends totaling approximately 22 million, 20 million and 23 million shares, respectively. Our equity investment in UMC was valued at $113.0 million at December 31, 2002 and included an unrealized loss of $6.6 million, which was included in other comprehensive income. In fiscal 2001, we recorded a loss of $275.8 million, or $166.9 million net of taxes, on the other-than-temporary decline in the value of our UMC investment. If the fair value of our UMC investment declines in future periods, we may record additional losses for those periods. In addition, in future periods, we may recognize a gain or loss upon the sale of our UMC shares, which will impact our financial results.

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

      We also rely on third-party subcontractors for our wafer testing, packaged memory final testing, card assembly and card testing, including Silicon Precision Industries Co., Ltd. and United Test Center, Inc. in Taiwan and Celestica, Inc. and Flextronics in China. In addition to our existing subcontract suppliers, we are qualifying other subcontract suppliers for wafer testing, packaged memory final testing, card assembly and card testing services. We have no long-term contracts with existing subcontractors nor do we expect to have long-term contracts with new subcontract suppliers. As such, we cannot and will not be able to directly control product delivery schedules. Any significant problems that occur at our subcontractor suppliers, or their failure to perform at the level we expect could lead to product shortages or quality assurance problems, which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we are manufacturing on a turnkey basis with some of our existing subcontract suppliers as well as with our anticipated newly qualified subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products.

We depend on third-party foundries for silicon wafers and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.

      All of our flash memory card products require silicon wafers, a substantial majority of which are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, as well as UMC in Taiwan and to a lesser extent by Hitachi and Samsung. Our NAND flash memory products are substantially supplied by Toshiba’s Yokkaichi wafer fabrication facilities and, to a lesser extent, by Samsung. If Toshiba, FlashVision, Samsung and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations.

Our obligation to provide a six-month rolling forecast of anticipated purchase orders under the terms of our wafer supply agreements with Toshiba, FlashVision, Samsung and UMC, limits our ability to react to fluctuations in demand for our products which may lead to excess wafer inventories and could result in higher operating expenses and reduced gross margins.

      Under the terms of our supply agreements with FlashVision, Hitachi, Samsung, Toshiba, Tower and UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders, Generally, the estimates for the first three months of each rolling forecast are binding commitments. The estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of all of FlashVision’s wafer production. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers and flash memory products to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers or flash memory products with acceptable price and/or yields from any foundry, our business, financial condition and results of operations could be harmed.

We and our manufacturing partners must achieve acceptable wafer manufacturing yields or our costs will increase and production output will decrease, which could negatively impact our business.

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

      Our primary competitors include companies that develop and manufacture storage flash chips, such as Hitachi, Samsung and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Fujitsu, Intel, Macronix, Mitsubishi, Sharp Electronics and ST Microelectronics. Companies that combine controllers and flash memory chips developed by others into flash storage cards, or that resell flash cards under their brand name include Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji, Hagiwara, Hama, I/ O Data, Infineon, Jessops, Kingston Technology, Kodak, Lexar Media, M-Systems, Matsushita Battery, Matsushita Panasonic, Memorex, Micron Technology, PNY, PQI, Pretec, Silicon Storage Technology, Silicon Tek, Simple Technology, Sony, TDK, Toshiba and Viking Components and several other resellers primarily located in Taiwan.

We have entered into agreements with, and face direct competition from, Toshiba, Samsung and other competitors.

      In 2000, we along with Matsushita and Toshiba, formed the Secure Digital Association, or SD Association, to jointly develop and promote the Secure Digital card. Under this arrangement, royalty-bearing Secure Digital card licenses will be available to other flash memory card manufacturers, resulting in increased competition for our Secure Digital card and other products. In addition, Matsushita and Toshiba sell Secure Digital cards that compete directly with our products. While other flash card manufacturers are required to pay license fees and royalties, which will be shared among Matsushita, Toshiba and us, there are no royalties or license fees payable among the three companies for their respective sales of the Secure Digital card. Thus, we forfeit potential royalty income from Secure Digital card sales by Matsushita and Toshiba. To date we have not received any meaningful royalties from any SD licensees.

      In addition, we and Toshiba each separately market and sell NAND flash memory products developed and manufactured by our joint venture, FlashVision. Accordingly, we compete directly with Toshiba for sales of these products. Moreover, we rely principally on Toshiba, and to a lesser extent Samsung, for our NAND flash memory supply.

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

      Competing products have been introduced that promote industry standards that are different from our products including, M-Systems’ DiskOnKey, a USB-based memory device, the Secure MultiMediaCard from Hitachi and Infineon. In addition, in 2002, Fuji and Olympus introduced the xD Picture card format, which could lead to decreased revenues, as well as, write-downs for obsolete inventory, of our Smart Media card products in 2003. Each competing standard may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product. In addition, other companies, such as Sanyo and Matrix Semiconductor have announced products or technologies that may potentially compete with our products.

      The Microdrive, which Hitachi recently acquired from IBM, is a rotating disk drive in a Type II CF format, which competes directly with our larger capacity CF memory cards. M-Systems’ DiskOnChip 2000 Millennium product competes against our NAND Flash Components in embedded storage applications such as set top boxes and networking appliances.

      Sony has licensed its proprietary Memory Stick to us and other companies and Sony has agreed to supply us a portion of its Memory Stick output for resale under our brand name. In addition, we and Sony have co-developed and co-own the specifications for the next generation Memory Stick, known as the MemoryStick Pro. If consumer electronics products using the Memory Stick Pro achieve widespread use, sales of our MultiMediaCard, SD card, SmartMedia card and CF card products may decline. Our MultiMediaCard products also have faced significant competition from Toshiba’s SmartMedia flash cards.

We face competition from products based on alternative flash technologies and if we cannot compete effectively, our business will be harmed.

      We also face competition from products based on MLC flash technology from Intel and Hitachi. These products currently compete with our NAND MLC products. MLC flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by conventional flash technology. In addition, Infineon has recently formed a separate business unit, called Infineon Flash, that was formed to develop and commercialize a new flash technology called NROM, which offers 2 bits per cell and is claimed to match the density of our NAND MLC. Infineon has also stated its intention to utilize this NROM flash memory technology, once it reaches production, in a line of flash cards that will compete with our cards, including our MultiMediaCard and SD card. Moreover, each of Micron Technology, Inc., Hynix Semiconductor Inc., and ST Microelectronics, have stated their intention to compete with NAND flash memory with their own flash products. If any of these competitors is successful, this new competition could adversely impact our future sales.

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

      Approximately one-half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 50% of our product revenues in 2002, 2001 and 2000. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers’ products changes.

Variability of average selling prices and gross margins resulting from changes in our product mix and price reductions for certain of our products may cause our gross margins and net profitability to suffer.

      Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CF card, SD card, SmartMedia card, and MultiMediaCard products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CF card, SD card, SmartMedia card, and MultiMediaCard card products will continue to represent the majority of our product revenues as consumer applications, such as digital cameras and digital music players, become more popular. Flash data storage markets are intensely competitive, and price reductions for our products are necessary to meet consumer price points. In 2002, due to competitive pricing pressures, our average selling price per megabyte declined by approximately 50% compared to 2001. Due to the oversupply of flash memory foundry capacity and the economic slow-down in 2001, our average selling price per megabyte declined 50% compared to 2000 was much more severe than the 22% decrease we experienced in 2000. Price declines for our products could continue to be significant. If we cannot reduce our product manufacturing costs in future periods to offset further price reductions, our gross margins and net profitability will suffer.

Our selling prices may decline due to excess capacity in the market for flash memory products and if we cannot reduce our manufacturing costs to offset these price declines, our gross margins and net profitability will be harmed.

      Throughout 2001, worldwide flash memory supply exceeded customer demand, causing excess supply in the markets for our products and significant declines in average selling prices. If this situation were to occur again in 2003, price declines for our products could be significant. If we are unable to reduce our product manufacturing costs to offset these reduced prices, our gross margins and net profitability would be adversely impacted.

Our business depends significantly upon sales of products in the highly competitive consumer market, a significant portion of which are made to retailers and through distributors, and if our distributors and retailers are not successful in this market, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations.

      In 2001 and 2002, we continued to receive more product revenue and ship more units of products for consumer electronics applications, including digital cameras and PDAs, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and drive demand.

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

Sales of our products through our retail distribution channel include the use of third party fulfillment facilities that hold our manufacturing components and finished goods on a consignment basis, and if these fulfillment facilities were to experience a loss with respect to our inventory, we may not be able to recoup the full cost of the inventory, which would harm our business.

      Our retail distribution channel utilizes third party fulfillment facilities, such as Modus Media International, Inc. These fulfillment houses hold our manufacturing components and finished goods on a consignment basis, providing packout services for our retail business, which include labeling and packaging our raw cards, as well as shipping the finished product directly to our customers. While our third party fulfillment houses bear the risk of loss with respect to our inventory, the amount we are reimbursed by them or their insurers may be less than our original cost to produce the inventory, which would harm our business, financial condition and results of operations.

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

      On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint sought damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringed our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit was not infringed, was invalid, and was unenforceable. On May 31, 2002, based on allegations of infringement leveled by Micron against us, we filed a complaint for declaratory judgment, seeking a declaration that we did not and had not infringed five patents

(or, in the alternative, that the patents were invalid). The patents in question were U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. The suit was captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 02-2627 VRW. On June 4, 2002, Micron answered and counterclaimed alleging that we did infringe the five listed patents. On October 29, 2002, we filed a motion for summary adjudication against Micron to eliminate some of Micron’s claims. On December 23, 2002, the parties reached a settlement and dismissed all pending litigation between them. The terms of the settlement are confidential.

      On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987 or the ’987 Patent. Defendants have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ’987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. A hearing on claim construction and Ritek’s motion for summary judgment of non-infringement is scheduled for May 2, 2003.

      On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International — USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International — USA Inc., Civil No. C 01-21111, we sought damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. On October 16, 2002, Power Quotient International Co., Ltd. and Power Quotient International-USA entered into a Consent Judgment of Infringement and Validity and Injunction and settlement agreement with us, in which both PQI companies stipulated that the CompactFlashTM and PC ATA cards sold by them infringe our ’987 patent and that the ’987 Patent is valid and enforceable. In addition, both PQI companies are “enjoined from using in the United States, making in the United States . . . selling in the United States . . . or importing into the United States for sale, CompactFlashTM and PC ATA cards.” In addition, the PQI companies will pay us an undisclosed amount for past damages and the parties agreed to dismiss all claims between SanDisk and the PQI companies in both lawsuits described above without prejudice. The Consent Judgment of Infringement and Validity and Injunction is subject to court approval, which is currently pending.

      On August 8, 2002, we filed an amended complaint to join Mr. Flash USA and Mark C. Lee as defendants in the PQI-USA matter. On December 5, 2002, we entered into a settlement agreement with Mr. Lee, doing business as Mr. Flash USA. On December 12, 2002, the parties filed a Stipulated Dismissal Without Prejudice and Consent Injunction, in which Mr. Lee is “enjoined from directly or indirectly making in the United States . . . selling in the United States . . . or importing into the United States for sale, CompactFlashTM and PC ATA cards that are manufactured by Power Quotient International Co., Ltd.” On January 28, 2003, the Court entered the Stipulated Dismissal Without Prejudice and Consent injunction.

      On or about March 5, 2002, Samsung filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleged that we infringed four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and sought a preliminary and permanent injunction against certain of our products, as well as damages, attorneys’ fees and costs of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting that the Samsung patents are invalid and/or unenforceable. Our counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. In August 2002, we and Samsung settled all pending litigation between us and entered into a new patent cross license agreement and a flash memory purchase agreement. On November 26, 2002, the parties filed a Stipulated Dismissal Without Prejudice, which was entered by the Court on December 4, 2002.

Risks Related to Our International Operations, War in Iraq and Threats of War Elsewhere, and Changes in Securities Laws and Regulations

Because of our international operations, we must comply with numerous international laws and regulations and we are vulnerable to political instability and currency fluctuations.

      Political risks. Currently, the majority of our flash memory and controller wafers are produced by Toshiba in Japan and UMC in Taiwan. After the restructuring of our FlashVision business and the signing of our new flash memory purchase agreement with Samsung, all of our flash memory and controller wafers and flash memory products are now produced overseas by Toshiba, UMC and Samsung. We also use third-party subcontractors in Taiwan, China and Japan for the assembly and testing of some of our card and component products. We may therefore be affected by the political, economic and military conditions in these countries. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other’s territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, a disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or card products by our Taiwanese or Japanese foundries and subcontractors.

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

      The terrorist attacks in the United States, the U.S. retaliation for these attacks, the War in Iraq and threats of war elsewhere and the related decline in consumer confidence and continued economic weakness have had a substantial adverse impact on our retail sales. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. In addition, recent consumer reports indicate that consumer confidence has reached its lowest level since 1993. If consumer confidence continues to decline or does not recover, our revenues and results of operations may be adversely impacted throughout 2003 and beyond. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

      The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made, Nasdaq has proposed revisions to its requirements for companies, such as us, that are Nasdaq-listed. We expect these developments to increase our legal and financial compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Risks Related to Our Charter Documents, Stockholder Rights Plan, Our Stock Price and Our Debt Rating

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

      The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ending December 31, 2002, our stock price fluctuated significantly from a low of $9.60 to a high of $29.20. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock. Furthermore, the market price for the notes may be adversely affected by declines in the market price of our common stock or deterioration of our financial performance, declines in the overall market for similar securities and the actual or perceived performance or prospects for companies in our industry.

The ratings assigned to us and our notes may fluctuate, which could harm the market price of the notes and our common stock.

      We and our notes have been rated by Standard & Poor’s Ratings Services, and may be rated by other rating agencies in the future. Standard & Poor’s Ratings Services assigned its “B” corporate credit rating to us and its “CCC+” subordinated debt rating to our notes. If our current ratings are lowered or if other rating agencies assign us or the notes ratings lower than expected by investors, the market price of the notes and our common stock would be significantly harmed.

Risks Related to Our Indebtedness

We have increased our indebtedness through our convertible subordinated notes offering, which may restrict our cash flow, make it difficult for us to obtain future financing, divert our resources from other uses, limit our ability to react to changes in the industry, and place us at a competitive disadvantage.

      As a result of the sale and issuance of our 4 1/2% convertible subordinated notes in December 2001 and January 2002, we incurred $150.0 million aggregate principal amount of additional indebtedness, substantially increasing our ratio of debt to total capitalization. While the notes are outstanding, we will have debt service obligations on the notes of approximately $6.8 million per year in interest payments. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business.

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

      In 2000, we entered into a joint venture agreement with Toshiba, under which we formed FlashVision. In May 2002, FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, Toshiba is required to provide a guarantee to these financial institutions on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the term of Toshiba’s guarantee, we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of December 31, 2002, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $142.4 million.

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

      In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our contingent indemnification obligations to Toshiba and obligations under the notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders. The notes are also effectively subordinated to the liabilities of any of our subsidiaries (including trade payables, which as of December 31, 2002 were $722,000). Neither we, nor our subsidiaries are limited from incurring debt, including senior indebtedness, under the indenture. If we, or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. We anticipate that from time to time we will incur additional debt, including senior indebtedness. Our subsidiaries are also likely to incur liabilities in the future.

Item 7a.	Qualitative and quantitative disclosures about Market Risk

      We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate some of these risks, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. At December 31, 2002, we had a warrant to purchase ordinary shares of Tower at a fair value of approximately $537,000.

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $706,100 decline (less than 0.5%) in the fair value of our available-for-sale debt securities.

      Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established a hedging program. Currency forward contracts are utilized in this hedging program. Our hedging program reduces, but does not always entirely eliminate the impact of foreign currency exchange rate movements. An adverse change of 10% in exchange rates would result in a decline in income before taxes in 2002 of approximately $0.2 million.

      Market Risk. We also hold available-for-sale equity securities in our short-term investment portfolio and equity investments in semiconductor wafer manufacturing companies. A reduction in prices of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $10.6 million. As of December 31, 2002, we had net unrealized losses on short-term equity securities totaling $5.5 million, which were included in other comprehensive income. These unrealized gains include an unrealized loss of $6.6 million on the decline in value of our investment in UMC. The market value of our investment in UMC has fluctuated significantly in the past and may decline in the future due to downturns in the semiconductor industry, declines in demand for UMC’s products or unfavorable economic conditions. If we sell UMC shares in future periods, we may recognize a gain or loss due to fluctuations in the market value of our UMC stock. In 2002 and 2001, we recognized losses of $15.2 million and $26.1 million, respectively, on the other-than-temporary decline in the value of our Tower investment, the impairment in value on our prepaid wafer credits and approximately $0.7 million of losses related to the fair value of the warrants purchased in October of 2002. If the fair value of our Tower investment declines further or the wafer credits are deemed to have little or no value, it may be necessary to record additional losses.

      All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 31, 2002. Actual results may differ materially.

Item 8.	Financial Statements and Supplementary Data

SANDISK CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

SanDisk Corporation

      We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Jose, California

January 20, 2003 (except
for the second paragraph
on Note 3, as to which the
date is February 21, 2003
and except for the first
paragraph of Note 3 as to
which the date is February 27, 2003)

SANDISK CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except share
	and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$266,635	$189,499
Short-term investments	189,856	105,501
Investment in foundries	110,069	105,364
Accounts receivable, net of allowance for doubtful accounts of $4,563 in 2002 and $4,919 in 2001	81,086	45,223
Inventories	91,195	57,881
Tax refund receivable	1,563	28,473
Prepaid expenses and other current assets	16,926	12,129

Total current assets	757,330	544,070
Restricted cash and cash equivalents	—	64,734
Property and equipment, net	30,307	33,730
Investment in foundries	24,197	41,380
Restricted investment in UMC	—	64,734
Investment in FlashVision	142,825	153,168
Deferred tax asset	6,922	18,842
Deposits and other non-current assets	14,598	13,603

Total Assets	$976,179	$934,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,294	$19,938
Accounts payable to related parties	26,349	24,008
Accrued payroll and related expenses	11,690	5,279
Income taxes payable	15,978	12,269
Deferred tax liability	6,922	18,842
Research & development liability, related party	10,507	15,256
Other accrued liabilities	29,380	22,484
Deferred income on shipments to distributors and retailers and deferred revenue	43,760	11,613

Total current liabilities	172,880	129,689
Convertible subordinated notes payable	150,000	125,000
Other liabilities	2,404	—
Deferred revenue	23,175	4,193

Total Liabilities	348,459	258,882
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; Authorized shares: 4,000,000; Issued: none	—	—
Common stock, $0.001 par value; Authorized shares: 400,000,000; Issued and outstanding: 69,156,000 in 2002 and 68,464,000 in 2001	69	68
Capital in excess of par value	585,899	580,363
Retained earnings	84,765	48,525
Accumulated other comprehensive income (loss)	(43,013)	46,423

Total stockholders’ equity	627,720	675,379

Total liability and stockholders’ equity	$976,179	$934,261

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Revenues
Product	$492,900	$316,867	$526,359
License and royalty	48,373	49,434	75,453

Total revenue	541,273	366,301	601,812
Cost of product revenues	352,452	392,293	357,017

Gross profits (losses)	188,821	(25,992)	244,795
Operating expenses
Research and development	63,177	58,931	46,057
Sales and marketing	40,407	42,576	49,286
General and administrative	27,086	16,981	24,786
Restructuring	—	8,510	—

Total operating expenses	130,670	126,998	120,129

Operating income (loss)	58,151	(152,990)	124,666
Equity in income of joint ventures	856	2,082	—
Interest income	8,675	12,404	22,786
Interest expense	(6,700)	(138)	—
Gain (loss) in investment in foundries	(15,163)	(302,293)	344,168
Gain (loss) in equity investment	(2,700)	—	—
Other income (loss), net	(3,140)	(1,009)	572

Income (loss) before taxes	39,979	(441,944)	492,192
Provision for (benefit from) income taxes	3,739	(144,000)	193,520

Net income (loss)	$36,240	$(297,944)	$298,672

Net income (loss) per share
Basic	$0.53	$(4.37)	$4.47

Diluted	$0.51	$(4.37)	$4.11

Shares used in computing net income (loss) per share
Basic	68,805	68,148	66,861

Diluted	71,230	68,148	72,651

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
		Common	Capital In		Other	Total
		Stock	Excess of	Retained	Comprehensive	Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

	(In thousands)
Balance at December 31, 1999	65,248	$65	$524,066	$47,797	$199	$572,127
Net income	—	—	—	298,672	—	298,672
Unrealized loss on available for sale securities	—	—	—	—	(343)	(343)
Unrealized loss on investments	—	—	—	—	(50,268)	(50,268)

Comprehensive income						248,061

Exercise of stock options for cash	2,147	2	10,370	—	—	10,372
Issuance of stock pursuant to employee stock purchase plan	69		2,815	—	—	2,815
Sale of common stock, net of issuance costs	—	—	425	—	—	425
Income tax benefit from stock options exercised	—	—	29,258	—	—	29,258

Balance at December 31, 2000	67,464	67	566,934	346,469	(50,412)	863,058
Net loss	—	—	—	(297,944)		(297,944)
Unrealized gain on available for sale securities	—	—	—	—	908	908
Unrealized gain on investments					95,927	95,927

Comprehensive loss						(201,109)

Exercise of stock options for cash	831	1	4,766	—	—	4,767
Issuance of stock pursuant to employee stock purchase plan	169	—	3,863			3,863
Income tax benefit from stock options exercised	—	—	4,800	—	—	4,800

Balance at December 31, 2001	68,464	68	580,363	48,525	46,423	675,379
Net income	—	—	—	36,240		36,240
Unrealized gain on available for sale securities	—	—	—	—	292	292
Unrealized loss on investments					(89,728)	(89,728)

Comprehensive loss						(53,196)

Exercise of stock options for cash	472	1	2,759	—	—	2,760
Issuance of stock pursuant to employee stock purchase plan	219	—	2,777			2,777

Balance at December 31, 2002	69,155	$69	$585,899	$84,765	$(43,013)	$627,720

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$36,240	$(297,944)	$298,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	(7,729)	(134,483)	114,501
(Gain) loss in investment in foundries	15,163	302,293	(344,168)
Loss in equity investment	2,700	—	—
Depreciation and amortization	21,321	20,548	15,928
Amortization of bond issuance costs	880	—	—
Allowance for doubtful accounts	1,795	829	3,991
Equity in income of joint ventures	(856)	(2,082)	—
Non-cash portion of restructuring charge	—	6,383	—
(Gain) loss on disposal of equipment	(1,089)	7,013	1,013
Compensation related to modification of stock option terms	—	—	425
Changes in operating assets and liabilities:
Accounts receivable	(37,658)	50,353	(51,468)
Income tax refund receivable	26,910	(28,473)	—
Inventories	(33,314)	39,587	(61,728)
Prepaid expenses and other current assets	(5,217)	6,179	(4,531)
Deposits and other assets	1,771	6,964	(3,545)
Investment in FlashVision	8,128	—	—
Accounts payable	8,356	(39,241)	36,378
Accrued payroll and related expenses	6,411	(10,936)	7,956
Income taxes payable	3,807	(4,266)	39,842
Other current liabilities, related parties	(2,408)	31,331	—
Other accrued liabilities	6,911	7,397	6,744
Deferred income on shipments to distributors and retailers and deferred revenue	51,129	(34,934)	21,357
Other non-current liabilities, related party	—	1,416	3,485
Other non-current liabilities	2,404	—	—

Total adjustments	69,415	225,878	(213,820)

Net cash provided by (used in) operating activities	105,655	(72,066)	84,852

Cash flows from investing activities:
Purchases of short-term investments	(221,269)	(224,659)	(593,146)
Proceeds from sale of short term investments	137,163	380,207	643,734
Acquisition of property and equipment	(16,638)	(26,223)	(26,586)
Acquisition of technology license	(606)	—	—
Investment in FlashVision	4,199	(14,970)	(134,730)
Investment in foundries	(26,005)	(44,498)	(7,200)
Deposit in escrow for investment in foundries	—	20,004	(20,004)
Restricted cash	64,734	(64,734)	—

Net cash provided by (used in) investing activities	(58,422)	25,127	(137,932)

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	24,366	121,531	—
Issuance of common stock	5,537	8,630	13,187

Net cash provided by financing activities	29,903	130,161	13,187

Net increase (decrease) in cash and cash equivalents	77,136	83,222	(39,893)
Cash and cash equivalents at beginning of the year	189,499	106,277	146,170

Cash and cash equivalents at end of the year	$266,635	$189,499	$106,277

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(10,076)	$(13,962)	$(37,260)

Cash refund for income taxes	$27,399	$—	$—

Cash paid for interest expense	$(6,019)	$—	$—

See accompanying notes.

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

Supplier and Customer Concentrations

      A limited number of customers historically have accounted for a substantial portion of the Company’s revenues. Sales to our top 10 customers accounted for approximately 48%, 49% and 48%, respectively, of our product revenues for the fiscal years ended December 31, 2002, 2001 and 2000. In 2002, 2001 and 2000, no single customer accounted for more than 10% of total revenues. Sales of the Company’s products will vary as a result of fluctuations in market demand. Further, the flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid technological obsolescence.

      Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. All of the Company’s products require silicon wafers. The majority of the Company’s flash memory wafers are currently supplied by the Company’s FlashVision joint venture with Toshiba. The Company’s NAND flash memory products are substantially supplied by Toshiba’s wafer facility in Yokkaichi, Japan and, to a lesser extent, by Samsung. In the third quarter of 2001, the Company began to purchase controller wafers from UMC and is continuing development of advanced flash memory technology utilizing the 0.15 micron technology design rules at UMC. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company’s needs, to produce wafers of acceptable quality and with acceptable manufacturing yields and to deliver those wafers to the Company on a timely basis. On occasion, the Company has experienced difficulties in each of these areas. Under the Company’s current joint venture agreement with Toshiba, the Company is committed to purchase 50% of FlashVision’s wafer output from the Yokkaichi fabrication facility.

      Under the terms of the Company’s wafer supply agreements, the Company is obligated to provide a six-month rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each rolling forecast constitute a binding commitment and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. These restrictions limit the Company’s ability to react to significant fluctuations in demand for its products. As a result, the Company had not been able to match its purchases of wafers to specific customer orders, and therefore the Company had taken write downs for potential excess inventory purchased prior to the receipt of customer orders in fiscal 2001 and may be required to do so in the future. These adjustments decrease gross margins in the quarter reported and have resulted, and could in the future result, in fluctuations in gross margins on a quarter-to-quarter basis. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, if the Company is unable to obtain scheduled quantities of wafers from any foundry with acceptable yields, the Company’s business, financial condition and results of operations could be negatively impacted.

      In addition, certain key components are purchased from single source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect upon its results of operations. The Company also relies on third-party subcontractors to assemble and test its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products. The Company has no long-term contracts with these subcontractors and cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems that could increase the manufacturing costs of its products and have adverse effects on its operating results.

Basis of Presentation

      The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal year 2002 ended on December 29, 2002 and was 52 weeks in length. Fiscal year 2001 ended on December 30, 2001 and was 52 weeks in length. Fiscal year 2000 ended on December 31, 2000 and was 52 weeks in length. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, restructuring, and contingencies and litigation. The Company bases estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. The Company recognizes net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of collectibility. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers under agreements allowing price protection and/or right of return are deferred until the retailers or distributors sell the merchandise to the end customer, or the rights of return expire. At December 31, 2002 and 2001, deferred income, net of related costs, from sales to distributors and retailers was $34.8 million and $6.2 million, respectively. Estimated product returns were not material for any period presented in the consolidated financial statements.

      The Company earns patent license and royalty revenue under patent cross-license agreements with several companies including Hitachi Ltd., Lexar Media, Inc., Samsung Electronics Company Ltd., Sharp Electronics Corporation, Silicon Storage Technology, Inc., SmartDisk Corporation, Sony Corporation, and TDK. The Company’s current license agreements provide for the payment of license fees, royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

      Patent license and royalty revenue is recognized when earned. For the three years ended December 31, 2002, the Company received payments under these cross-license agreements, portions of which were recognized as revenue and portions of which are deferred revenue. The Company receives royalty revenue reports from certain of its licensees and records all revenues one quarter in arrears. The Company’s cross license arrangements, that include a guaranteed access to flash memory supply, were recorded based upon the cash received for the arrangement as the Company does not have vendor specific objective evidence for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the intellectual property exchanged or supply guarantees received. Under these arrangements the Company has recorded the cash received as the total value of goods received and is amortizing the amounts over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as the Company meets certain obligations as provided in the various agreements. At December 31, 2002 and 2001, deferred revenue from patent license agreements was $32.1 million and $9.6 million, respectively. The cost of revenues associated with patent license and royalty revenues are insignificant.

      The Company records reductions to revenue and trade-accounts receivable for customer programs and incentive offerings including promotions and other volume-based incentives when revenue is recorded. Marketing development programs, when granted, are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program and whether the conditions of Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Vendor Income Statement Characterization Paid to a Reseller of the Vendor’s Products,” have been met. These incentives generally apply only to its retail customers, which represented 64%, 54% and 28% of its product revenues in 2002, 2001 and 2000, respectively. If market conditions were to decline, the Company may take actions to increase customer incentive offerings to its retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

      Allowance for Doubtful Accounts. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial down-grading of credit ratings), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due based on its historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to it), the Company’s estimates of the recoverability of amounts due it could be reduced by a material amount.

      Warranty Costs. The Company’s products are warrantied for one to seven years. A provision for the estimated future cost related to warranty expense is recorded and included in the cost of revenue when revenue is recognized. While the Company engages in product quality programs and processes, its warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates, repair or replacement costs differ from the Company’s estimates, increases to its warranty liability would be required.

      The warranty activity is as follows (in thousands):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs of		End of
For the Year Ended December 31,	Of Period	Revenue	(Usage)	Period

2001	$4,608	$4,423	$(3,980)	$5,051
2002	$5,051	$3,992	$(2,971)	$6,072

      Valuation of Financial Instruments. The Company’s short-term investments include investments in marketable equity and debt securities. As of December 31, 2002, the Company also has equity investments in, UMC of $113.0 million and Tower of $21.3 million. In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for its investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. In 2002, the market value of the Company’s investment in Tower declined significantly therefore, the Company recognized losses totaling $11.6 million related to the other-than-temporary decline of its equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment, and an adjustment to the fair value of warrants purchased during 2002 of $0.7 million as determined using a Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%; expected life of 3.75 years; volatility factor of 0.845; and risk free interest rate of 2.38%. In 2001, the market value of our investment in UMC and Tower declined. The declines were deemed to be other-than-temporary and losses totaling $302.3 million were recognized. If the fair value of the Tower and UMC investments decline further, it may be necessary to record additional losses. (See Note 8.)

      Deferred Tax Assets. Based on the weight of available evidence, the Company provided a valuation allowance against the net deferred tax assets. The valuation allowance was based on the Company’s assessment of its historical earnings patterns that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future realization of the deferred tax assets could affect future earnings. The valuation allowance increased by $30.3 million and $36.1 million in 2002 and 2001, respectively. The valuation allowance for deferred tax assets includes approximately $5.2 million attributable to stock option deductions, the benefit of which will be credited to stockholders’ equity upon realization. (See Note 7.)

Foreign Currency Transactions

      Foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash, accounts receivable and liabilities) are re-measured using the foreign exchange rate at the balance sheet date. Operations accounts and non-monetary balance sheet accounts are re-measured at the rate in effect at the date of transaction. The effects of foreign currency re-measurement are reported in current operations.

Reclassification

      Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

Cash Equivalents and Short-Term Investments

      Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash equivalents and short-term investments consist of money market funds, taxable commercial paper, U.S. government agency obligations, corporate/ municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock. Short-term investments also include the unrestricted portion of the Company’s investment in foundries for which trading restrictions expire within one year. The fair market value, based on quoted market prices, of cash equivalents and short-term investments is substantially equal to their carrying value, excluding the Company’s short term investments in foundries, at December 31, 2002 and 2001.

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

      Under the terms of the prior FlashVision lease agreements, the Company as guarantor was required to pledge cash and equity securities up to the full value of the outstanding guaranteed lease commitments. As of December 31, 2001, the Company had guaranteed $129.5 million of FlashVision lease commitments and pledged $64.7 million of cash and cash equivalents and $64.7 million of its UMC equity securities. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pledged cash and cash equivalents and marketable equity securities was included in “Restricted cash and cash equivalents” and “Restricted investment in UMC” on the Company’s balance sheet. See Note 8.

      The Company’s investments as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31, 2002	December 31, 2001

	Unrestricted Total	Unrestricted	Restricted	Total

Cash and Cash equivalents:
Cash	$18,488	$1,809	$—	$1,809
Money market fund	103,418	108,311	64,734	173,045
Commercial paper	96,879	79,379	—	79,379
Government agencies	2,003	—	—	—
Auction Rate Receipts	45,847	—	—	—

Total cash and cash equivalents	$266,635	$189,499	$64,734	$254,233

Short term investments:
U.S. government agency obligations	$47,627	$3,000	$—	$3,000
Municipal notes/bonds	110,491	70,739	—	70,739
Corporate notes/bonds	27,738	13,061	—	13,061
Commercial paper	—	7,958	—	7,958
Auction rate preferred stock	4,000	10,700	—	10,700
Marketable equity securities*	110,069	105,407	64,734	170,141

Total	$299,925	$210,865	$64,734	$275,599

Total cash, cash equivalents and short term investments	$566,560	$400,364	$129,468	$529,832

*	Includes Investment in Foundries, short-term, which also includes a warrant to purchase ordinary shares of Tower Semiconductor Ltd., with an approximate fair value of $537 thousand as of December 31, 2002.

      The net unrealized loss on the available-for-sale securities at December 31, 2002 was $43.0 million, and includes an unrealized loss of $6.6 million on the Company’s investment in UMC and deferred taxes of $37.5 million, offset by a $1.1 million unrealized gain on short-term investments. The unrealized gain on available-for-sale securities at December 31, 2001 was $46.4 million, and included $95.8 million of unrealized gain on the Company’s investment in UMC in the fourth quarter of 2001 (see “Investment in Foundry” below). Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities during the years ended December 31, 2002 and 2001 were immaterial.

      Debt securities at December 31, 2002 and 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	December 31,

	2002	2001

	(In thousands)
Short term investments**

Due in one year or less	$130,369	$64,079
Due after one year through five years	59,487	41,422

Total	$189,856	$105,501

**	Excludes Investment in Foundries, short-term, which also includes a warrant to purchase ordinary shares of Tower Semiconductor Ltd., with an approximate fair value of $537 thousand as of December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The activity in the allowance for doubtful accounts is as follows (in thousands):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End of
For the Year Ended December 31,	Of Period	Expenses	(Write-offs)	Period

2000	$1,871	$3,991	$(852)	$5,010
2001	$5,010	$829	$(920)	$4,919
2002	$4,919	$1,795	$(2,151)	$4.563

Inventories and Inventory Valuation

      Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows (in thousands):

	December 31,

	2002	2001

Raw materials	$7,916	$6,325
Work-in-process	25,408	18,850
Finished goods	57,871	32,706

	$91,195	$57,881

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

      In 2002, the Company sold approximately $11.9 million of NOR inventory that had been completely written off in prior periods. In 2001, the Company recorded write-downs for excess or obsolete inventories and lower of cost or market price adjustments of approximately $85 million. The Company may be forced to take additional write-downs for excess or obsolete inventory in future quarters if inventory levels exceed forecasted customer orders. In addition, the Company may record lower of cost or market price adjustments to its inventories if continued pricing pressure results in a net realizable value that is lower than its manufacturing cost. Although the Company continuously tries to maintain its inventory in line with the near term forecasted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level of business, the Company is obligated to honor existing purchase orders, which have been placed with its suppliers. In the case of its FlashVision joint venture, the Company is obligated to purchase 50% of the production output, which makes it more difficult for the Company to reduce its inventory in times when the demand forecast is reduced.

Property and Equipment

      Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense related to plant and equipment totaled $21.1 million, $20.5 million and $15.9 million, in fiscal 2002, 2001 and 2000, respectively. Amortization expense is related to intangible assets and totaled $0.2 million in 2002 and none in 2001 and 2000. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, generally two to seven years.

      Property and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Machinery and equipment	$58,896	$62,656
Software	15,381	8,481
Furniture and fixtures	6,196	2,076
Leasehold Improvements	6,671	6,227

Property and equipment, at cost	87,144	79,440
Accumulated depreciation and amortization	(56,837)	(45,710)

Property and equipment, net	$30,307	$33,730

Advertising Expense

      Advertising expenses, which are predominantly marketing co-op development programs which meet certain conditions are recorded, when granted, as marketing expense. Any other advertising expenses not meeting these conditions are expensed as incurred. Advertising expenses were $3.4 million, $8.8 million, and $8.2 million in 2002, 2001, and 2000 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	2002	2001	2000

Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss)	$36,240	$(297,944)	$298,672

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	68,805	68,148	66,861

Basic net income (loss) per share	$0.53	$(4.37)	$4.47

Denominator for diluted net income (loss) per share:
Weighted average common shares	68,805	68,148	66,861
Incremental common shares attributable to exercise of outstanding employee stock options and warrants (assuming proceeds would be used to purchase common stock)	2,425	—	5,790

Shares used in computing diluted net income (loss) Per share	71,230	68,148	72,651

Diluted net income (loss) per share	$0.51	$(4.37)	$4.11

      Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings (loss) per share includes the dilutive effects of stock options, warrants, and convertible securities. Options and warrants to purchase 4,015,945; 4,892,912; and 907,380 shares of common stock were outstanding during 2002, 2001, and 2000, respectively, but have been omitted from the diluted earnings per share calculation because the options’ exercise price was greater than the average market price of the common shares and, therefore the effect would be antidilutive. All options are antidilutive in fiscal year 2001 due to the net loss for the year and were omitted from the diluted net loss per share calculation. Incremental common shares attributable to the assumed conversion of the Company’s convertible subordinated debentures were not included in the per share computation as the effect would be antidilutive for fiscal years 2002 and 2001.

      Stock Based Compensation. The Company accounts for employee stock based compensation using the intrinsic value method and accordingly, no expense has been recognized for options granted to employees under the plans as the grant price is set at the fair market value of the stock on the day of grant. The Company amortizes the deferred stock-based compensation on the straight-line method over the vesting periods of the applicable options, generally four years. Had compensation expense been determined based on the fair value at the grant dates for awards, the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net income (loss) as reported	$36,240	$(297,944)	$298,672
Fair value method expense, net of related tax	$(22,990)	$(30,928)	$(21,790)

Pro forma net income (loss)	$13,250	$(328,872)	$276,882
Pro forma basic income (loss) per share	$0.19	$(4.83)	$4.14
Pro forma diluted income (loss) per share	$0.19	$(4.83)	$3.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in 2002, 2001 and 2000:

	December 31,

	2002	2001	2000

Dividend yield	None	None	None
Expected volatility	0.972	0.955	0.951
Risk free interest rate	3.84%	4.68%	6.16%
Expected lives	5 years	5 years	5 years

      The weighted-average fair value of options granted during the year was $9.90, $14.47 and $39.82 for 2002, 2001, and 2000, respectively.

      The effect of applying SFAS 148 on pro forma disclosures are not likely to be representative of the effects on pro forma disclosures of future years.

      The pro forma net income (loss) and net income (loss) per share listed above include expense related to our Employee Stock Purchase Plans. The fair value of issuance under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes model, with the following weighted-average assumptions for issuances made in 2002, 2001, and 2000:

	December 31,

	2002	2001	2000

Dividend yield	None	None	None
Expected volatility	0.857	0.870	1.369
Risk free interest rate	3.68%	4.65%	6.09%
Expected lives	1/2 year	1/2 year	1/2 year

Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, and SFAS No. 146, “Obligations Associated with Disposal Activities.” SFAS 145 rescinds SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion 30”, and SFAS 44 “Accounting for Intangible Assets of Motor Carriers”, and SFAS 64 “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements”, and amends SFAS 13 “Accounting for Leases”. SFAS 145 requires that gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods which do not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. In addition, lease modifications having the economic effects similar to sale-leaseback transactions should be accounted for in the same manner as sale-leaseback transactions. The provisions of this statement are effective for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years, with early application encouraged. The Company is evaluating the impact of SFAS 145 on the Company’s results of operations and financial position.

      SFAS 146 nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring) and substantially nullifies EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination”. SFAS 146 establishes an accounting model for changes in the recognition of and timing of such costs. The liability for costs associated with exit or disposal activities should be measured at fair value and in the period in which those costs are incurred. The provisions of SFAS 146 apply to exit or disposal activities initiated after December 31, 2002. Earlier application of the Statement is encouraged. SanDisk will adopt SFAS 146 effective January 1, 2003. The adoption of SFAS 146 is not expected to have a material impact on the Company’s results of operations and financial position in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 31, 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting of Stock-Based Compensation” and APB Opinion No. 28 “Interim Financial Reporting”. SFAS 148 provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires disclosure in both the interim and annual financial statements about the method of accounting for stock-based employee compensation and it’s effect on reported net income and earnings per share. The recognition provisions of SFAS 148 are applied as of the beginning of a company’s fiscal year for financial statement periods and interim periods within those fiscal years ending after December 15, 2002, and SFAS 148’s amendment of disclosure requirements of APB No. 28 is effective for financial statements ending after December 15, 2002. SanDisk has elected not to adopt the recognition provisions of SFAS 148. However, SanDisk elected to follow APB 25, and related interpretations, in accounting for its employee stock options. Under APB 25, if the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The disclosure requirements of SFAS 148 for pro forma information regarding reported net income and earnings per share has been adopted for the fiscal year ending December 31, 2002 and will be applied to interim periods in 2003. The adoption of the disclosure provisions of SFAS 148 did not have a material impact on the Company’s results of operations and financial position in 2002, nor is it expected to have a material impact in 2003.

      In July 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” — an interpretation of SFAS No 5 “Accounting for Contingencies”, SFAS No. 57 “Related Party Disclosures”, SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, and rescission of FIN 34 “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 provides disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN 45 establishes recognition and measurement provisions of a liability to be recognized at the inception of a guarantee for fair value based on agreements which contingently requires the guarantor to make payments to the guaranteed party based on changes in an underlying contingent liability related to the guaranteed party. The disclosure provisions of FIN 45 are effective for financial statement periods and interim periods within those fiscal years ending after December 15, 2002, and the requirement for recognition and measurement provisions are effective for guarantees issued or modified on a prospective basis after December 31, 2002. The Company has adopted the disclosure provisions for fiscal year ending December  31, 2002 and is evaluating the future impact of the adoption of FIN 45 recognition and measurement provisions on its consolidated results of operations, and financial position and cash flows.

      In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. SanDisk is currently reviewing its investment portfolio to determine whether any of its equity investments are considered variable interest entities. The company does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

      In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. SanDisk is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its Consolidated Financial Statements.

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

Off Balance Sheet Risk

      In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank, N.V., or ABN AMRO, and in April 2002 repaid all amounts outstanding there under. FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, Toshiba is required to provide a guarantee to these financial institutions on behalf of FlashVision. The Company agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of the Toshiba’s guarantee, the Company will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of December 31, 2002, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $142.4 million.

Note 3:     Commitments, Litigation and Contingencies

Commitments

      The terms of the FlashVision joint venture, as described in Note 8, contractually obligated the Company to purchase half of FlashVision’s NAND wafer production output. The Company also has the ability to purchase additional capacity under a foundry arrangement (also discussed more fully at Note 8) with Toshiba. Under the terms of this arrangement, the Company will provide Toshiba with a purchase order commitment based on a six-month rolling forecast and Toshiba agrees to supply the Company from Toshiba’s portion of the FlashVision output. The purchase orders placed under this arrangement are at market prices and cannot be cancelled. At December 31, 2002, approximately $23.9 million of non-cancelable purchase orders for flash memory wafers from Toshiba were outstanding. In addition, as a part of the joint venture agreement, the Company is required to fund certain research and development expenses related to the development of advanced NAND flash memory technologies; see Note 13. As of December 31, 2002, the Company had accrued liabilities related to those expenses of $10.5 million. The Common research and development is a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable computation; future obligations are to be paid in installments using a percentage of the Company’s revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The Direct research and development is a fixed amount. The variable percentage will be calculated based on the Company’s revenue from NAND flash memory built with Toshiba or FlashVision supplied flash memory. In the next two to three years, the Company expects to make substantial new investments in additional fabrication capacity at FlashVision. In February 2003, the Company agreed to fund up to approximately $33.0 million for the initial fabrication capacity expansion. This initial funding is expected to occur in 2003. The estimated fabrication capacity expansion and the maximum estimated commitment of the Common and Direct research and development expenses is per the table below (in thousands):

		Less Than
	Total	1 Year	2–3 Years	4–5 Years

FlashVision Common research and development	68,000	12,000	24,000	32,000
FlashVision Direct research and development	54,000	7,000	23,000	24,000
FlashVision fabrication capacity expansion	33,000	33,000	—	—

Total	$155,000	$52,000	$47,000	$56,000

      As more fully described in Note 8, in February 2003, the Company agreed to further amend its foundry investment agreements with Tower, for its new Fab 2 facility, by agreeing to advance the payment for the fifth and final milestone. This amendment is subject to approval by all required parties, including Tower’s shareholders. If approved, the terms of the amendment require the payment of $11.0 million for the advanced fifth milestone and this payment will be made in two installments. The first installment of approximately $6.6 million will be due five business days after the amendment is approved by all required parties, including Tower’s shareholders; the second installment of approximately $4.4 million will be due five business days after Tower has raised additional funds equal to approximately $22.0 million, referred to as the Minimum Financing. Tower must complete the Minimum Financing prior to December 31, 2003, or SanDisk will not be obligated to pay the second installment. Each of the first and second installments will be paid provided Tower meets these conditions, whether or not Tower actually achieves its original fifth milestone obligation. Immediately following the advancement of the first installment, the Company will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the first installment divided by the average trading price for ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the amendment was approved by Tower’s board of directors. Immediately following the advancement of the second installment, if it occurs, the Company will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the second installment divided by the price per ordinary share of Tower paid in connection with the Minimum Financing, or the Minimum Financing Price; provided, however, that if the Minimum Financing Price cannot reasonably be calculated from the documents evidencing the Minimum Financing, then the Minimum Financing Price shall be deemed to be the average trading price for the ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the second installment is paid. In addition, SanDisk will have the option to convert all or a portion of its unused pre-paid wafers credits associated with the September 2002 fourth milestone payment into fully-paid and non-assessable ordinary shares of Tower based on the average closing price of ordinary shares of Tower during the thirty (30) consecutive trading days preceding December 31, 2005.

      Tower’s completion of Fab 2 is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or is unable to successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of the Company’s equity investment in Tower and wafer credits will decline significantly or possibly become worthless. In addition, the Company may be unable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to obtain sufficient supply of wafers to manufacture its products, which would harm its business. The value of the Company’s equity investment in Tower may also be adversely affected by further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment declines further, the Company may record additional losses, which potentially could amount to the remaining recorded value of its Tower investment. Moreover, if Tower is unable to satisfy certain financial covenants and comply with certain conditions as required by its credit facility agreement, and therefore is not able to obtain additional bank financing, or its current bank obligations are accelerated, or it fails to secure customers for its foundry capacity to help offset its fixed costs, such failure could jeopardize the completion of Fab 2 and Tower’s ability to continue operations.

      The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2007. Future minimum lease payments under operating leases at December 31, 2002 are as follows (in thousands):

Year Ending December 31,

2003	$3,184
2004	2,769
2005	2,302
2006	1,030
Thereafter	—

Total	$9,285

      The Company subleases a building under a non-cancelable operating lease. Future minimum lease rentals on non-cancelable operating leases at December 31, 2002 are as follows (in thousands):

Year Ending December 31,

2003	$213
2004	213
2005	123
Thereafter	—

Total	$549

      Rental expense under all operating leases was $3.0 million, $3.6 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company had foreign exchange contract lines in the amount of $75.0 million at December 31, 2002. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. There were no foreign exchange contracts outstanding at December 31, 2002.

     Litigation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infringement. In addition, one or more of these parties may bring suit against the Company. Any litigation, whether as a plaintiff or as a defendant, would likely result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel, whether or not such litigation is ultimately determined in favor of the Company.

      From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties to preserve and defend the Company’s intellectual property rights. These and other parties could bring suit against the Company.

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

      On October 15, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Micron Technology, Inc., or Micron. In the suit, captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 01-3855 CW, the complaint sought damages and an injunction against Micron for making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 6,149,316. On February 15, 2002, Micron answered the complaint, denied liability, and counterclaimed seeking a declaration that the patent in suit was not infringed, was invalid, and was unenforceable. On May 31, 2002, based on allegations of infringement leveled by Micron against us, we filed a complaint for declaratory judgment, seeking a declaration that we did not and had not infringed five patents (or, in the alternative, that the patents are invalid). The patents in question are U.S. Patent No. 4,468,308; U.S. Patent No. 5,286,344; U.S. Patent No. 5,320,981; U.S. Patent No. 6,015,760; and U.S. Patent No. 6,287,978 B1. The suit is captioned SanDisk Corp. v. Micron Technology, Inc., Civil No. CV 02-2627 VRW. On June 4, 2002, Micron answered and counterclaimed alleging that we did infringe the five listed patents. On October 29, 2002, we filed a motion for summary adjudication against Micron to eliminate some of Micron’s claims. On December 23, 2002, the parties reached a settlement and dismissed all pending litigation between them. The terms of the settlement are confidential however, the settlement did not have a material impact on the Company’s results of operations or financial position in 2002.

      On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987 or the ’987 Patent. Defendants have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ’987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. A hearing on claim construction and Ritek’s motion for summary judgment of non-infringement is scheduled for May 2, 2003.

      On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International — USA Inc, or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International — USA Inc., Civil No. C 01-21111, we sought damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. On October 16, 2002, Power Quotient International Co., Ltd. and Power Quotient International-USA entered into a Consent Judgment of Infringement and Validity and Injunction and settlement agreement with us, in which both PQI companies stipulated that the CompactFlashTM and PC ATA cards sold by them infringe our ’987 patent and that the ’987 Patent is valid and enforceable. In addition, both PQI companies are “enjoined from using in the United States, making in the United States . . . selling in the United States . . . or importing into the United States for sale, CompactFlashTM and PC ATA cards.” In addition, the PQI companies will pay us an undisclosed amount for past damages and the parties agreed to dismiss all claims between SanDisk and the PQI companies in both lawsuits described above without prejudice. The Consent Judgment of Infringement and Validity and Injunction is subject to court approval, which is currently pending.

      On August 8, 2002, the Company filed an amended complaint to join Mr. Flash USA and Mark C. Lee as defendants in the PQI-USA matter. On December 5, 2002, we entered into a settlement agreement with Mr. Lee, doing business as Mr. Flash USA. On December 12, 2002, the parties filed a Stipulated Dismissal Without Prejudice and Consent Injunction, in which Mr. Lee is “enjoined from directly or indirectly making in the United States . . . selling in the United States . . . or importing into the United States for sale, CompactFlashTM and PC ATA cards that are manufactured by Power Quotient International Co., Ltd.” On January 28, 2003, the Court entered the Stipulated Dismissal Without Prejudice and Consent Injunction.

      On or about March 5, 2002, Samsung Electronics Co., Ltd., or Samsung, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas, Civil Action No. 9:02CV58. The lawsuit alleged that we infringed four Samsung United States patents, Nos. 5,473,563; 5,514,889; 5,546,341 and 5,642,309, and sought a preliminary and permanent injunction against unnamed products of ours, as well as damages, attorneys’ fees and costs of the lawsuit. On March 28, 2002, we filed an answer and counterclaims denying infringement and asserting the Samsung patents are invalid and/or unenforceable. Our counterclaims asserted that Samsung breached a 1997 agreement between SanDisk and Samsung. In August 2002, we settled all pending litigation with Samsung and we entered into a new patent cross license agreement and a flash memory purchase agreement. On November 26, 2002, the parties filed a Stipulated Dismissal Without Prejudice, which was entered by the Court on December 4, 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Contingencies

      In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO and in April 2002 repaid all amounts outstanding there under. FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, Toshiba is required to provide a guarantee to the financial institutions on behalf of FlashVision. Under the terms of an agreement with Toshiba, the Company has agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of SanDisk’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of December 31, 2002, the maximum amount of SanDisk’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $142.4 million.

Note 4:	Convertible Subordinated Notes Payable

      On December 24, 2001, the Company completed a private placement of $125.0 million of 4 1/2% Convertible Subordinated Notes due 2006 (“Notes”), and on January 10, 2002 the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes, for which the Company received net proceeds of approximately $145.9 million. Based on the aggregate principal amount at maturity of $150.0 million, the Notes provide for semi-annual interest payments of $3.4 million each on May 15 and November 15. The Notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 54.2535 shares per $1,000 principal amount of the Notes, subject to adjustment in certain events. At anytime on or after November 17, 2004, the Company may redeem the notes in whole or in part at a specified percentage of the principal amount plus accrued interest. The debt issuance costs are being amortized over the term of the Notes using the interest method. In 2002, the Company recorded $0.9 million amortization of debt issuance costs as a component on other income (loss) in the Consolidated Statements of Operations.

      In the event of bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our contingent indemnification obligations to Toshiba and obligations under the notes, have been paid in full. The notes are also effectively subordinated to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the liabilities of any of our subsidiaries (including trade payables, which as of December 31, 2002 were $722,000).

Note 5:     Stockholders’ Equity

Stock Benefit Plan

      The 1989 Stock Benefit Plan, in effect through August 1995, comprised two separate programs, the Stock Issuance Program and the Option Grant Program. The Stock Issuance Program allowed eligible individuals to immediately purchase the Company’s common stock at a fair value as determined by the Board of Directors. Under the Option Grant Program, eligible individuals were granted options to purchase shares of the Company’s common stock at a fair value, as determined by the Board of Directors, of such shares on the date of grant. The options generally vest over a four-year period, expiring no later than ten years from the date of grant. Unexercised options are canceled upon the termination of employment or services. Options that are canceled under this plan will be available for future grants under the 1995 Stock Option Plan. There were no shares available for option grants under the 1989 Stock Benefit Plan at December 31, 2002.

     1995 Stock Option Plan

      The 1995 Stock Option Plan provides for the issuance of incentive stock options and nonqualified stock options. Under this plan, the Board of Directors determines the vesting and exercise provisions of option grants. The options generally vest over a four-year period, expiring no later than ten years from the date of grant.

      In May 1999, the stockholders increased the shares available for future issuance under the 1995 Stock Option Plan by 7,000,000 shares and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to approximately 4% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 4,000,000 shares. The automatic share increase for 2002 was 2,985,040 shares.

     1995 Non-Employee Directors Stock Option Plan

      In August 1995, the Company adopted the 1995 Non-Employee Directors Stock Option Plan. Under this plan, automatic option grants are made at periodic intervals to eligible non-employee members of the Board of Directors. Initial option grants vest over a four-year period. Subsequent annual grants vest one year after date of grant. All options granted under the Non-Employee Directors Stock Option Plan expire ten years after the date of grant. In May 1999, the stockholders increased the shares available for future issuance under the 1995 Non-Employee Directors Stock Option Plan by 400,000 and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to 0.2% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 200,000 shares. The automatic share increase for 2002 was 136,928 shares. At December 31, 2002, the Company had reserved 936,928 shares for issuance under the Non-Employee Directors Stock Option Plan and a total of 656,000 options had been granted at exercise prices ranging from $5.00 to $70.063 per share.

     Special Stock Option Plan

      The Special Stock Option Plan provides for the issuance of nonqualified options to newly hired employees. Under this plan, a committee appointed by the Board of Directors determines the vesting and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise provisions of option grants. 2,000,000 shares have been reserved for issuance under the Special Stock Option Plan, of which no shares are subject to outstanding options.

      A summary of activity under all stock option plans follows (shares in thousands):

	Total Available
	for Future	Total	Weighted Average
	Grant/Issuance	Outstanding	Exercise Price

Balance at December 31, 1999	6,512	9,178	$9.50

Granted	(2,290)	2,290	$53.57
Exercised	—	(2,147)	$4.85
Canceled	469	(469)	$9.69

Balance at December 31, 2000	4,691	8,852	$25.29

Granted	(1,272)	1,272	$19.39
Exercised	—	(831)	$5.73
Canceled	674	(674)	$32.10

Balance at December 31, 2001	4,093	8,619	$25.77

Granted	(2,770)	2,770	$13.20
Automatic share increase	3,122	—	—
Exercised	—	(472)	$5.87
Canceled	1,286	(1,286)	$38.93

Balance at December 31, 2002	5,731	9,631	$21.37

      At December 31, 2002, options outstanding were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	as of	Remaining	Average	as of	Average
Exercise Prices	December 31, 2002	Contractual Life	Exercise Price	December 31, 2002	Exercise Price

$ 0.375 - $ 6.000	1,328,875	4.30	$4.666	1,328,311	$4.666
$ 6.188 - $ 10.820	1,525,844	6.48	$7.964	1,254,313	$7.359
$11.450 - $ 12.810	2,160,590	9.13	$12.701	77,513	$12.308
$12.890 - $ 23.125	1,238,810	8.20	18.833	612,715	$19.965
$23.350 - $ 34.375	1,342,383	7.82	$32.355	737,353	$31.952
$35.813 - $ 35.813	1,310,824	6.96	$35.813	983,308	$35.813
$36.125 - $139.500	723,712	7.34	$64.027	490,062	$63.646

$ 0.375 - $139.500	9,631,038	7.31	$21.372	5,483,575	$21.625

      The number of exercisable options and the weighted average exercise price as of December 31, 2001 and 2000 were 4,548,253 and $21.20 per share and 3,330,457 and $12.86 per share, respectively.

     Employee Stock Purchase Plan

      In August 1995, the Company adopted the Employee Stock Purchase Plan (the Purchase Plan). In May 1999, the stockholders increased the shares available for future issuance under the Purchase Plan by 600,000 shares and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the Purchase Plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the Purchase Plan, by an amount equal to forty-three hundredths of one percent (0.43%) of the total number of shares outstanding on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 400,000 shares. Under the Purchase Plan, qualified employees are entitled to purchase shares through payroll deductions at 85% of the fair market value at the beginning or end of the offering period, whichever is lower. As of December 31, 2002, the Company had reserved 2,661,062 shares of common stock for issuance in the aggregate under the Purchase Plan and the Company’s International Employee Stock Purchase Plan, a comparable stock purchase plan for employees of the Company’s foreign subsidiaries who are not residing in the U.S., and a total of 1,422,538 shares had been issued.

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

Note 6:     Retirement Plan

      The Company maintains a tax-deferred savings plan, the SanDisk 401(k) Plan, for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the plan on a monthly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $1.0 million and $1.1 million for the plan years ended December 31, 2002 and 2001, respectively. The Company made no contributions for the year ended December 31, 2000.

Note 7:     Income Taxes

      The provision for (benefit from) income taxes consists of the following (in thousands):

	December 31,

	2002	2001	2000

Current:
Federal	$(2,717)	$(28,455)	$53,683
State	432	38	13,296
Foreign	13,753	6,845	10,211

	11,468	(21,572)	77,190
Deferred:
Federal	(7,729)	(97,388)	94,147
State	—	(25,040)	21,683
Foreign	—	—	500

	(7,729)	(122,428)	116,330
Provision for (benefit from) income taxes	$3,739	$(144,000)	$193,520

      The tax benefits associated with the exercise of stock options increased taxes receivable by $4.8 million in 2001 and reduced taxes payable by reduced taxes payable by $29.3 million in 2000. Such benefits are credited to paid-in capital when realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory rates to income (loss) before taxes as follows:

	December 31,

	2002	2001	2000

Federal statutory rate	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	1.1	(5.6)	4.6
Utilization of credits and impact of new tax law	(6.8)	(0.6)	(0.2)
Tax exempt interest income	(2.5)	(0.5)	(0.8)
Utilization of loss carryforward and change in valuation allowance	(17.6)	8.2	—
Other individually immaterial items	0.2	0.9	0.7

	9.4%	(32.6)%	39.3%

      On March 29, 2002, the Job Creation and Worker Assistance Act of 2002 was signed into law. Provisions of the Act allow federal NOL carry-forwards to taxable years ending in 2001 and 2002 to offset 100% of a taxpayer’s alternative minimum taxable income. SanDisk was able to reduce its alternative minimum tax for 2001 by approximately $2.7 million, which reduced the Company’s tax rate in the current year.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Inventory valuation	$13,000	$35,900
Deferred revenue recognized for tax purposes	26,500	6,500
Accruals and reserves not currently deductible	16,100	8,500
Foreign tax and other credit carryforwards	24,700	27,900
NOL carryforward	1,200	6,400
Unrealized loss on investment write down	14,400	8,400
Other	—	3,600

Subtotal: Deferred tax assets	95,900	97,200
Valuation allowance for deferred tax assets	(66,400)	(36,100)

Total deferred tax assets	$29,500	$61,100

Deferred tax liabilities:
Unrealized gain on sale of Foundry shares	(29,500)	(61,100)

Total: Deferred tax liabilities	(29,500)	(61,100)

Total net deferred tax assets/(liabilities)	$—	$—

Based on the weight of available evidence, the Company provided a valuation allowance against the net deferred tax assets. The valuation allowance was based on the Company’s assessment of its historical earnings patterns that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. The valuation allowance increased by $30.3 million and $36.1 million in 2002 and 2001, respectively. The valuation allowance for deferred tax assets includes approximately $5.2 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable to stock option deductions, the benefit of which will be credited to stockholders’ equity upon realization.

      As of December 31, 2002, the Company has no federal net operating loss carryforward and has a state net operating loss carryforward of approximately $24.5 million. As a result of California legislation, the utilization of a substantial portion of the Company’s NOLs is suspended for 2003. The net operating loss carryforward will expire in 2013 if not utilized. The Company has federal foreign tax credit of approximately $23.2 million, which will begin to expire at various dates beginning in 2005 through 2008. The Company also has federal alternative minimum tax credit and state research and development tax credit, which do not expire.

      Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation is not expected to result in the expiration of net operating losses and credits before utilization.

Note 8:     Joint Venture, Strategic Manufacturing Relationships and Investments

      FlashVision — In April 2002, the Company and Toshiba restructured their FlashVision Dominion Semiconductor, Virginia business by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. Under the terms of the agreement, Toshiba transferred the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and undertook full responsibility for the equipment transfer and production set up. The FlashVision operation at Yokkaichi continues the joint venture on essentially the same terms as the parties had at Toshiba’s facility in Virginia. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO and in April 2002 repaid all amounts outstanding. FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, Toshiba is required to provide a guarantee to these financial institutions on behalf of FlashVision. The Company agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, the Company will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of December 31, 2002 the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $142.4 million. The Company accounts for its investment in FlashVision under the equity method of accounting.

      UMC — At December 31, 2002, the Company’s equity investment in UMC was valued at $113.0 million on the Company’s balance sheet. In the third quarter of 2002, the Company received approximately 23 million additional shares of UMC stock in the form of stock dividends. These shares are included in the 165 million shares classified as available-for-sale in accordance with SFAS No. 115, are reported at market value of $105.4 million and included in current assets on the Company’s balance sheet. The Company also has 11 million shares that contain trading restrictions that extend beyond one year, which are valued at their adjusted cost of $7.5 million and included in non-current assets. UMC’s share price declined to NT$22.20 at December 31, 2002 from a stock dividend adjusted price of NT$42.87 at December 31, 2001 resulting in a $81.8 million reduction of our previously recorded unrealized gain on the Company’s investment that is classified as available-for-sale. At December 31, 2002, the market value of the available-for-sale portion of the Company’s UMC investment had declined $6.6 million, before tax, below its adjusted cost of $112.0 million, and this unrealized loss is included in accumulated other comprehensive income (loss) on the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet. (See Note 12.) The Company accounts for its investment in UMC under the cost method of accounting. If the fair value of the UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock, if the UMC shares are sold.

      Tower Semiconductor — In July 2000, the Company entered into a share purchase agreement to make a $75.0 million investment in Tower Semiconductor, for its new foundry facility, Fab 2. As of December 31, 2002, the Company had invested $68.0 million in Tower and obtained 6,100,959 ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The investment in the ordinary shares represents an approximate 14% equity ownership position in Tower as of December 31, 2002. The Company accounts for its investment in Tower using the cost method of accounting. In 2002 and 2001, the Company recognized losses of $15.2 million and $26.1 million, respectively, as a result of other-than-temporary decline in the value of its Tower investment and the impairment in value on its prepaid wafer credits and approximately $0.7 million in unrealized losses related to the fair value of the warrants purchased in October of 2002. These warrants were valued at approximately $0.5 million at December 31, 2002. The Company’s investment in Tower was valued at $21.3 million as of December 31, 2002. At December 31, 2002, the Company’s prepaid wafer credits were valued at $6.0 million, which is net of $2.8 and $5.5 million in write-downs recorded in fiscal 2002 and 2001, respectively, related to the recoverability of these prepaid wafer credits.

      In March 2002, the Company amended its foundry investment agreement with Tower by agreeing to advance the payments for the third and fourth milestones. The payment for the third milestone of $11.0 million was made on April 5, 2002. In exchange for this payment the Company received 1,071,497 ordinary shares and prepaid wafer credits of $4.4 million. The payment of $11.0 million for the fourth milestone was paid on September 30, 2002. In exchange for this payment the Company received 1,344,829 ordinary shares and $4.4 million in prepaid wafer credits. These were applied to the Company’s pre-paid wafer account and are to be applied against orders placed with Tower’s new fabrication facility, when and if completed; provided, however, that until July 1, 2005, the amounts added to the pre-paid wafer account may only be applied towards a maximum of 7.5% of wafer purchases. The Company periodically assesses the value of its prepaid wafer credits considering the timing and quantity of its planned annual wafer purchases, the status of the foundry construction and general economic conditions. If the Company determines that the value of these wafer credits is not recoverable, an additional write-down will be recorded.

      In addition to the Company’s commitment under the share purchase agreement, the Company invested in Tower’s rights offering in October 2002. Tower issued one right for each 4.94 shares owned by record holders as of the record date. In exercising the Company’s rights to participate, the Company paid approximately $4.0 million in exchange for 800,695 ordinary Tower shares and a warrant to purchase 360,312 ordinary shares at $7.50 per share. This warrant expires on October 31, 2006. During the fourth quarter of 2002, and in accordance with SFAS 133, the Company recorded a write-down in the fair value of these Tower warrants of approximately $0.7 million, as determined using a Black-Scholes option pricing model. The fair value of these warrants will continue to fluctuate and additional adjustments to the warrant’s fair value will be recorded in future periods.

      In February 2003, the Company agreed to further amend its foundry investment agreements with Tower, for its new Fab 2 facility, by agreeing to advance the payment for the fifth and final milestone. This amendment is subject to approval by all required parties, including Tower’s shareholders. If approved, the terms of the amendment require the payment of $11.0 million for the advanced fifth milestone and this payment will be made in two installments. The first installment of approximately $6.6 million will be due five business days after the amendment is approved by all required parties, including Tower’s shareholders; the second installment of approximately $4.4 million will be due five business days after Tower has raised additional funds equal to approximately $22.0 million, referred to as the Minimum Financing. Tower must complete the Minimum Financing prior to December 31, 2003, or SanDisk will not be obligated to pay the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

second installment. Each of the first and second installments will be paid provided Tower meets these conditions, whether or not Tower actually achieves its original fifth milestone obligation. Immediately following the advancement of the first installment, the Company will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the first installment divided by the average trading price for ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the amendment was approved by Tower’s board of directors. Immediately following the advancement of the second installment, if it occurs, the Company will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the second installment divided by the price per ordinary share of Tower paid in connection with the Minimum Financing, or the Minimum Financing Price; provided, however, that if the Minimum Financing Price cannot reasonably be calculated from the documents evidencing the Minimum Financing, then the Minimum Financing Price shall be deemed to be the average trading price for the ordinary shares of the Tower during the thirty (30) consecutive trading days preceding the date the second installment is paid. In addition, SanDisk will have the option to convert all or a portion of its unused pre-paid wafers credits associated with the September 2002 fourth milestone payment into fully-paid and non-assessable ordinary shares of Tower based on the average closing price of ordinary shares of Tower during the thirty (30) consecutive trading days preceding December 31, 2005.

      Tower’s completion of Fab 2 is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or is unable to successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of the Company’s equity investment in Tower and wafer credits will decline significantly or possibly become worthless. In addition, the Company may be unable to obtain sufficient supply of wafers to manufacture its products, which would harm its business. The value of the Company’s equity investment in Tower may also be adversely affected by further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of the Company’s Tower investment declines further, it may record additional losses, which potentially could amount to the remaining recorded value of the Company’s Tower investment. Moreover, if Tower is unable to satisfy certain financial covenants and comply with certain conditions as required by its credit facility agreement, and therefore is not able to obtain additional bank financing, or its current bank obligations are accelerated, or it fails to secure customers for its foundry capacity to help offset its fixed costs, such failure could jeopardize the completion of Fab 2 and Tower’s ability to continue operations.

      Digital Portal Inc. — On August 9, 2000, the Company entered into a joint venture, Digital Portal, Inc., or DPI, with Photo-Me International, PLC., or PMI, for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the U.S. and Canada. Under the agreement, the Company invested $2.0 million in DPI. In 2002, the Company accounted for this investment under the equity method, and recorded a loss of $1.1 million as its share of the equity in loss of joint venture. The Company’s share of losses from DPI’s inception through September 30, 2002, exceeded the amount of the Company’s investment. Under the equity method of accounting, the Company’s share of losses were deducted from its DPI investment account and therefore, as of December 31, 2002 there is no value related to DPI on the Company’s consolidated balance sheet. In an agreement effective September 30, 2002, the Company agreed to sell a significant portion of its DPI shares to a nominee of PMI to reduce its ownership percentage below 20%, and gave up its seat on DPI’s board of directors. Under the agreement, the Company discontinued its kiosk related activities. In addition, the Company is no longer required to make additional equity investments in DPI, guarantee DPI’s equipment leases, or otherwise pay any of DPI’s expenses, and furthermore, DPI will no longer use the SanDisk brand name.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Divio, Inc. — On November 2, 2000, the Company made a strategic investment of $7.2 million in Divio, Inc., or Divio. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, the Company owns approximately 10% of Divio and is entitled to one board seat. A number of companies are developing compression chip products that may be superior to, or may be offered at a lower cost than the Divio chips. These competing products may render Divio’s products uncompetitive and thereby significantly reduce the value of our investment in Divio. Divio is currently unprofitable, and will require additional funding from external sources to complete the development and commercialization of its products. Given the current depressed conditions for financing private, venture capital backed startup companies, the Company cannot assure you that Divio will be able to successfully finance its activities or continue its operations. If they cannot do so, the Company’s investment in Divio may become worthless. During 2002, in connection with the Company’s review of equity investments, an impairment loss of $2.7 million on the Company’s investment in Divio was recognized in accordance with SFAS No. 115. The carrying value of the Divio investment on the Company’s consolidated balance sheet at December 31, 2002 was $4.5 million. The Company accounts for its investment in Divio using the cost method of accounting. If it is determined that the value of the investment in Divio has further declined, it may be necessary to record additional losses on this investment.

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

      All derivatives are recorded at fair market value on the balance sheet, classified in other assets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. Subsequent to the adoption of SFAS 133, the Company has only engaged in fair value hedge accounting pursuant to the methodology described herein.

      For foreign currency forward contracts, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates. To the extent that the critical terms of the hedged item and the derivative are not identical,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge ineffectiveness is reported in earnings immediately. The Company estimates the fair values on derivatives based on quoted market prices or pricing models using current market rates.

      The Company reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Hedge ineffectiveness was not material in fiscal 2002. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

      The Company had foreign exchange contract lines in the amount of $75.0 million at December 31, 2002. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. At December 31, 2002, the Company had no forward contracts outstanding.

      At December 31, 2002, the Company had $ 20.2 million in Japanese Yen-denominated accounts payable designated as cash flow hedges against Japanese Yen-denominated cash holdings and accounts receivable. The Company had no outstanding hedge contracts. There were no unrealized gains or losses on derivative instruments as of December 31, 2002.

      The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. The Company had net transaction gains (losses) of approximately ($517,000), ($894,000), and $428,000, for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are included in other income (loss), net, in the statement of operations.

      The Company invested in Tower’s rights offering during 2002 and received warrants with a fair value of approximately $537 thousand, as determined using a Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%; expected life of 3.75 years; volatility factor of 0.845; and risk free interest rate of 2.38%. The fair value of these warrants will continue to fluctuate and additional adjustments to the warrant’s fair value will be recorded in future periods.

Note 10:	Restructuring Charge and Related Activities

      During the third quarter of fiscal 2001, the Company adopted a plan to transfer all of its card assembly and test manufacturing operations from its Sunnyvale location to offshore subcontractors. The Company also adopted a plan to reduce its workforce by a total of 193 employees through involuntary employee separations from October 2001 through April 2002. In connection with this restructuring, the Company recorded a restructuring charge of $8.5 million in the third quarter of 2001. The charge included $1.4 million of severance and employee related-costs for a reduction in workforce, equipment write-off charges of $6.0 million and lease commitments of $1.1 million related to the abandonment of a warehouse facility. As of December 31, 2002, with the exception of leases related to the abandoned excess leased facilities, the Company had made all payments associated with the restructuring. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in 2003 and forward. In the first quarter of 2003, the Company has entered into a sublease for a portion of the abandoned warehouse facility, which will expire in July of 2005. The applicable sublease income will partially offset the restructuring reserve balance until completely utilized in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity from inception of the plan through the end of 2002:

		Workforce	Lease
	Equipment	Reduction	Commitments	Total

	(In thousands)
Restructuring Charge, September 30, 2001	$6,383	$1,094	$1,033	$8,510
Non-cash charges	(6,027)	—	—	(6,027)
Cash payments	—	(805)	—	(805)

Accrual balance, December 31, 2001	$356	$289	$1,033	$1,678
Non-cash charges	(17)	—	—	(17)
Adjustments	(339)	321	18	—
Cash payments	—	(610)	(471)	(1,081)

Accrual balance, December 31, 2002	$—	$—	$580	$580

Note 11:	Geographic Information and Major Customers

      The Company operates in one segment, flash memory products. The Company markets and sells its products in the United States and in foreign countries through its sales personnel, dealers, distributors, retailers and its subsidiaries. The Company’s chief decision maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Revenue is evaluated based on geographic region and product category. Since the Company operates in one segment, all financial segment and product line information can be found in the consolidated financial statements.

      Sales outside the U.S. are comprised of sales to international customers in Europe, Canada, and Asia Pacific. Other than sales in U.S., Japan and Europe, international sales were not material individually in any other international location. Intercompany sales between geographic areas are accounted for at prices representative of unaffiliated party transactions.

      Information regarding geographic areas for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Revenues:
United States	$243,144	$163,516	$258,715
Japan	88,298	105,056	178,564
Europe	116,765	57,386	99,352
Other foreign countries	93,066	40,343	65,181

Total	$541,273	$366,301	$601,812

Long Lived Assets:
United States	$22,132	$193,980	$174,685
Japan	143,069	388	520
Europe	119	23	55
Other foreign countries	36,508	41,700	198,253

Total	$201,828	$236,091	$373,513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues are attributed to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. Long-lived assets in Japan are the Company’s investment in FlashVision Yokkaichi of $142.8 million in 2002; other foreign countries includes the long-term investment in UMC of $7.5 million in 2002, $25.9 million in 2001, and $197.7 million in 2000 and the long-term investment in Tower of $16.7 million in 2002 and $15.4 million in 2001. Long lived assets in the United States includes the investment in FlashVision Dominion Virginia of $153.2 million in 2001, Divio of $4.5 million in 2002 and $7.2 million in 2001 and DPI of $0.6 million in 2001.

Major Customers

      In 2002, 2001 and 2000, there were no customers who accounted for more than 10% of total revenue.

Note 12:     Accumulated Other Comprehensive Income

      Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities for all periods presented (in thousands).

	2002	2001

Accumulated net unrealized gain (loss) on
available-for-sale short-term investments	$1,055	$756

available-for-sale investments in foundries	(44,068)	45,667

Total accumulated other comprehensive income (loss)	$(43,013)	$46,423

      The amount of income tax expense allocated to unrealized gain/loss on investments included an income tax expense (benefit) of $37.4 million, $29.8 million and ($34.6) million for 2002, 2001 and 2000, respectively. The amount of income tax expense allocated to unrealized gain on available-for-sale securities was immaterial.

Note 13:     Related Parties

      The Company has entered into a joint venture agreement with Toshiba, under which they formed FlashVision, to produce advanced NAND flash memory wafers. (See Note 8.) In addition, the Company and Toshiba will jointly develop and share the research and development expenses of future generations of advanced NAND flash memory products. The Company also purchases NAND flash memory card products from Toshiba. In 2001, the Company purchased NAND flash memory wafers and card products from FlashVision and Toshiba and made payments for shared research and development expenses totaling approximately $124.7 million in 2002 and $132.3 million in 2001. At December 31, 2002 and 2001, the Company had accounts payable balances due to FlashVision of $16.8 million and $24.0 million respectively, and balances due to Toshiba of $9.5 million and $7.9 million, respectively. At December 31, 2002 and 2001, the Company had accrued current liabilities due to Toshiba for joint research and development expenses of $10.5 million and $15.3 million, respectively.

      In July 2000, the Company entered into a share purchase agreement to make a $75.0 million investment in Tower, in Israel, at that time representing approximately 10% ownership of Tower. (See Note 8.) SanDisk’s CEO, Dr. Eli Harari, is a member of the Tower board of directors. During 2002 and 2001, the Company invested $26.0 million and $42.5 million, respectively in Tower, which included the Company’s participation in Tower’s October 2002 right’s offering. No additional payments were made to Tower in 2002, no goods were purchased in 2002 and there were no liabilities due to Tower at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:     Investment in Joint Venture

      The following summarized the financial information for FlashVision at December 31, 2002 and 2001, respectively (in thousands).

	December 31, 2002	December 31, 2001

	(Unaudited)	(Unaudited)
Current Assets	$192,190	$61,601
Property, plant and equipment and other assets	171,791	312,183
Current Liabilities	45,906	67,438

      The following summarizes financial information for FlashVision for the years ended December 31, 2002 and 2001, respectively (in thousands).

Twelve Months Ended December 31,	2002	2001

	(Unaudited)
Net sales	$73,571	$110,706
Gross profit (loss)	(369)	4,351
Net income	2,587	5,160

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Reference is made to the information regarding directors and nominees and disclosure relating to compliance with Section 16A of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16A of the Securities Exchange Act of 1934” in our Proxy Statement for our Annual Meeting of Stockholders to be held on June 3, 2003, which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

Item 11.	Executive Compensation

      The information required by this item is set forth under “Executive Compensation and Related Information” in our Proxy Statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.	Controls and Procedures

      (a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report

      1) All financial statements

      All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

      2) Exhibits required by Item 601 of Regulation S-K

      A.     Exhibits

Exhibit
Number	Exhibit Title

3.1	Restated Certificate of Incorporation of the Registrant.(2)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(16)
3.4	Restated Bylaws of the Registrant, as amended to date.(15)
3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (16)
4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)
4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)
4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)
4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)
4.6	Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant.(11)
4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(15)
4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(15)
9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
10.2	1989 Stock Benefit Plan.(2),(*)
10.3	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

Exhibit
Number	Exhibit Title

10.4	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)
10.5	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1), (6)
10.6	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)
10.7	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1), (6)
10.8	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)
10.9	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)
10.10	SanDisk Corporation Special Stock Option Plan, as Amended and Restated through February 23, 2000.(20), (*)
10.11	SanDisk Corporation 1995 Stock Option Plan, as Amended and Restated January 2, 2002.(21), (*)
10.12	SanDisk Corporation 1995 Non-Employee Directors Stock Option Plan, as Amended and Restated as of January 2, 2002.(21), (*)
10.13	SanDisk Corporation 1995 Employee Stock Purchase Plan, as Amended and Restated as of January 2, 2002.(21), (*)
10.14	SanDisk Corporation International Employee Stock Purchase Plan, as Amended and Restated as of January 2, 2002.(21), (*)
10.15	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (1)
10.16	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12), (1)
10.17	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)
10.18	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)
10.19	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)
10.20	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)
10.21	Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation.(14)
10.22	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd.(14)
10.23	Memorandum of Understanding, dated as of December 17, 2001 by and between the Registrant and Toshiba Corporation.(15), (1)
10.24	Amendment to Share Purchase Agreement, dated as of March 20, 2002, by and between the Registrant and Tower Semiconductor Ltd.(17)
10.25	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18), (1)
10.26	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18), (1)
10.27	Amendment to Common R&D Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18), (1)
10.28	Amendment to Product Development Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18), (1)

Exhibit
Number	Exhibit Title

10.29	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18), (1)
10.30	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(18)
10.31	Amendment to New Master Agreement, dated and effective as of August 13, 2002 by and between the Registrant and Toshiba Corporation.(19), (1)
10.32	Series A Preferred Stock Transfer Agreement, dated as of September 30, 2002, by and among the Registrant, Photo-Me International, Plc., DigitalPortal Inc. and Kevin Donohue.(**)
10.33	Joint Venture Termination Agreement, dated and effective as of September 30, 2002, by and among the Registrant, Photo-Me International, Plc., DigitalPortal Inc. and Kevin Donohue.(**)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

1.	Confidential treatment granted as to certain portions of these exhibits.

2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

3.	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K.

4.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

5.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.

6.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated October 16, 1997.

7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.

9.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 1, 1999.

10.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

11.	Previously filed as an Exhibit to the Registrant’s 1999 Annual Report on Form 10-K.

12.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

13.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

14.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.

15.	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.

16.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

17.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

18.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

19.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

20.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-63076).

21.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-85320).

      B.     Reports on Form 8-K

      On October 23, 2002, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing settlement of its patent infringement action against Taiwan-based Power Quotient International Co., Ltd. and Power Quotient International — USA.

      On November 6, 2002, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing the Registrant’s financial results for the third quarter of 2002.

      On November 13, 2002, the Registrant filed a Current Report on Form 8-K reporting under Item 9 the filing of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 with the Securities and Exchange Commission. Accompanying the report were certifications of the Registrant’s Chief Executive Officer, Eli Harari, and Chief Financial Officer, Michael Gray, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, codified at 18 U.S.C. §1350.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION

By:	/s/ MICHAEL GRAY

Michael Gray
Chief Financial Officer, and Senior Vice
President, Finance and Administration
(On behalf of the Registrant and as
Principal Financial and Accounting Officer)

DATED: March 26, 2003

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ DR. ELI HARARI (Dr. Eli Harari)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

By:	/s/ MICHAEL GRAY (Michael Gray)	Chief Financial Officer, and Senior Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 26, 2003

By:	/s/ IRWIN FEDERMAN (Irwin Federman)	Chairman of the Board, Director	March 26, 2003

By:	/s/ JUDY BRUNER (Judy Bruner)	Director	March 26, 2003

By:	/s/ WILLIAM V. CAMPBELL (William V. Campbell)	Director	March 26, 2003

Signature		Title	Date

By:	/s/ DR. JAMES D. MEINDL (Dr. James D. Meindl)	Director	March 26, 2003

By:	/s/ ALAN F. SHUGART (Alan F. Shugart)	Director	March 26, 2003

I, Eli Harari, certify that:

1.	I have reviewed this annual report on Form 10-K of SanDisk Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ELI HARARI

Eli Harari
Chief Executive Officer

Date: March 26, 2003

I, Michael Gray, certify that:

1.	I have reviewed this annual report on Form 10-K of SanDisk Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL GRAY

Michael Gray
Chief Financial Officer

Date: March 26, 2003

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

3.1	Restated Certificate of Incorporation of the Registrant.(2)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(16)
3.4	Restated Bylaws of the Registrant, as amended to date.(15)
3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (16)
4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)
4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)
4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)
4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)
4.6	Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant. (11)
4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(15)
4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(15)
9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
10.2	1989 Stock Benefit Plan.(2), (*)
10.3	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)
10.4	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)
10.5	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1),(6)
10.6	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1), (6)
10.7	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1), (6)
10.8	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)
10.9	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)
10.10	SanDisk Corporation Special Stock Option Plan, as Amended and Restated through February 23, 2000.(20), (*)
10.11	SanDisk Corporation 1995 Stock Option Plan, as Amended and Restated January 2, 2002.(21), (*)
10.12	SanDisk Corporation 1995 Non-Employee Directors Stock Option Plan, as Amended and Restated as of January 2, 2002. (21), (*)
10.13	SanDisk Corporation 1995 Employee Stock Purchase Plan, as Amended and Restated as of January 2, 2002. (21), (*)

Exhibit
Number	Exhibit Title

10.14	SanDisk Corporation International Employee Stock Purchase Plan, as Amended and Restated as of January 2, 2002.(21),(*)
10.15	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(1)
10.16	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(1)
10.17	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)
10.18	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)
10.19	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)
10.20	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)
10.21	Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation(14)
10.22	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd.(14)
10.23	Memorandum of Understanding, dated as of December 17, 2001 by and between the Registrant and Toshiba Corporation.(15)(1)
10.24	Amendment to Share Purchase Agreement, dated as of March 20, 2002, by and between the Registrant and Tower Semiconductor Ltd.(17)
10.25	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.26	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.27	Amendment to Common R&D Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.28	Amendment to Product Development Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.29	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.30	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(18)
10.31	Amendment to New Master Agreement, dated and effective as of August 13, 2002 by and between the Registrant and Toshiba Corporation.(19),(1)
10.32	Series A Preferred Stock Transfer Agreement, dated as of September 30, 2002, by and among the Registrant, Photo-Me International, Plc., DigitalPortal Inc. and Kevin Donohue.(**)
10.33	Joint Venture Termination Agreement, dated and effective as of September 30, 2002, by and among the Registrant, Photo-Me International, Plc., DigitalPortal Inc. and Kevin Donohue.(**)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

1.	Confidential treatment granted as to certain portions of these exhibits.

2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

3.	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K.

4.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

5.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.

6.	Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated October 16, 1997.

7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.

9.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 1, 1999.

10.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

11.	Previously filed as an Exhibit to the Registrant’s 1999 Annual Report on Form 10-K.

12.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

13.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

14.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.

15.	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.

16.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

17.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

18.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

19.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

20.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-63076).

21.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-85320).