Form 10-Q
period 2003-03-31
SANDISK CORP
filed 2003-05-14
CIK 1000180

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-26734

SanDisk Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0191793

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

140 Caspian Court, Sunnyvale, California	94089

(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of March 31, 2003

Common Stock, $0.001 par value	69,358,766

Class	Number of shares

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

SANDISK CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
	March 31,	December 31,
	2003	2002*

	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$269,811	$266,635
Short-term investments	214,709	189,856
Investment in foundries	119,723	110,069
Accounts receivable, net	80,971	81,086
Inventories	88,058	88,595
Prepaid expenses, other current assets and tax receivable	8,558	18,489

Total current assets	781,830	754,730
Property and equipment, net	33,130	30,307
Investment in foundries	—	24,197
Investment in FlashVision	142,785	142,825
Deferred tax asset, deposits and other non-current assets	14,729	21,520

Total Assets	$972,474	$973,579

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$33,940	$28,294
Accounts payable to related parties	23,263	26,349
Accrued payroll and related expenses	7,214	11,690
Income taxes payable	17,837	15,978
Deferred tax liability	1,237	6,922
Research & development liability, related party	4,500	10,507
Other accrued liabilities	27,282	26,780
Deferred income on shipments to distributors and retailers and deferred revenue	42,892	43,760

Total current liabilities	158,165	170,280
Convertible subordinated notes payable	150,000	150,000
Other liabilities	2,039	2,404
Deferred revenue	22,027	23,175

Total Liabilities	332,231	345,859
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	588,140	585,968
Retained earnings	109,690	84,765
Accumulated other comprehensive loss	(57,587)	(43,013)

Total stockholders’ equity	640,243	627,720
Total Liabilities and Stockholders’ Equity	$972,474	$973,579

*Information derived from the audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Revenues:
Product	$155,448	$86,459
License and royalty	19,032	6,160

Total revenue	174,480	92,619
Cost of product revenue	102,889	81,399

Gross profits	71,591	11,220
Operating expenses:
Research and development	17,578	14,550
Sales and marketing	12,642	9,048
General and administrative	6,685	4,666

Total operating expenses	36,905	28,264

Operating income (loss)	34,686	(17,044)
Equity in income (loss) of joint ventures	139	(493)
Interest income	2,188	2,314
Interest expense	(1,688)	(1,656)
Loss in investment in foundries	(2,166)	—
Loss in equity investment	(4,500)	—
Other loss, net	(1,016)	(54)

Income (loss) before taxes	27,643	(16,933)
Provision for (benefit from) income taxes	2,718	(13,199)

Net income (loss)	$24,925	$(3,734)

Net income (loss) per share
Basic	$0.36	$(0.05)
Diluted	$0.33	$(0.05)
Shares used in computing net income (loss) per share
Basic	69,289	68,598
Diluted	79,957	68,598

     The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$24,925	$(3,734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,850	4,795
Deferred taxes	(5,685)	(11,151)
Allowance for doubtful accounts	—	150
Amortization bond issuance costs	220	215
Loss on investment in foundry	2,166	—
Loss on equity investment	4,500	—
Equity in (income) loss of joint ventures	(139)	494
(Gain) loss on disposal of fixed assets	371	(1,230)
Changes in operating assets and liabilities:
Accounts receivable, net	115	(7,752)
Income tax receivable	1,563	(480)
Inventory	537	3,452
Prepaid expenses and other current assets	8,368	(1,568)
Deposits and other assets	(24)	238
Investment in FlashVision	179	3,736
Accounts payable	5,646	(1,510)
Accrued payroll and related expenses	(4,476)	280
Income taxes payable	1,859	(4,539)
Other current liabilities	502	89
Other current liabilities, related parties	(3,086)	5,148
Research & development liabilities, related parties	(6,007)	4,514
Deferred revenue	(2,016)	5,224
Other non-current liabilities	(365)	—

Net cash provided (used) by operating activities	34,003	(3,629)
Cash flows from investing activities:
Purchases of short term investments	(53,562)	(52,302)
Proceeds from sale of short term investments	28,512	21,636
Restricted cash	—	(10,723)
Acquisition of capital equipment	(7,949)	(6,429)

Net cash used in investing activities	(32,999)	(47,818)
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated notes	—	24,375
Issuance of common stock	2,172	1,970

Net cash provided by financing activities	2,172	26,345
Net increase (decrease) in cash and cash equivalents	3,176	(25,102)
Cash and cash equivalents at beginning of period	266,635	189,499

Cash and cash equivalents at end of period	$269,811	$164,397

     The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     1.     Basis of presentation

          These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of March 31, 2003, and the results of operations for the three month periods ended March 31, 2003 and 2002 and cash flows for the three month periods ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K as of, and for, the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

          The Company’s results of operations for the three month periods ended March 31, 2003 and 2002 and its cash flows for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2003, or for any future period.

          The Company’s fiscal year ends on the Sunday closest to December 31, and each fiscal quarter ends on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarters of 2003 and 2002 ended on March 30, 2003 and March 31, 2002. Fiscal year 2003 is 52 weeks long and ends on December 28, 2003. Fiscal year 2002 was 52 weeks long and ended on December 29, 2002. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     2.     Summary of Significant Accounting Policies

          Principles of Consolidation. The consolidated financial statements include the accounts of SanDisk Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

          Foreign Currency Translation. The U.S. dollar is the functional currency for most of the Company’s foreign operations. Gains and losses on the remeasurement into U.S. Dollars of the amounts denominated in foreign currencies are included in the net income (loss) for those operations whose functional currency is the U.S. dollar. The Japanese Yen is the functional currency for the Company’s restructured FlashVision joint venture.

          Deferred Tax Assets. At December 31, 2002, the Company provided a full valuation allowance against the net deferred tax assets of approximately $66 million. At the end of the first quarter of 2003, based on the weight of all available evidence, the Company released a portion of that valuation allowance based primarily on the first quarter’s taxable income and its assessment of the availability of future taxable income to benefit the net deferred tax assets. This release reduced the effective tax rate used for the first quarter of 2003. Any release of the remaining valuation allowance in the current year would be based primarily on the Company’s ability to realize tax credit carryforwards and any future capital gains on its investments.

          Warranty Costs. The majority of the Company’s products are warrantied for one to seven years. A provision for the estimated future cost related to warranty expense is recorded and included in the cost of revenue when revenue is recognized. The Company’s warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates or repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty liability would be required.

          The warranty activity is as follows (in thousands):

Balance at	Additions Charged to		Balance at
December 31, 2002	Costs of Revenue	(Usage)	March 31, 2003

$3,472	$1,632	$(1,513)	$3,591

          Stock Based Compensation. The Company accounts for employee stock based compensation using the intrinsic value method and accordingly, no expense has been recognized for options granted to employees under the plans as the grant price is set at the fair market value of the stock on the day of grant. The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” had been applied to all stock-based awards (in thousands, except per share data):

	Three months ended March 31,

	2003	2002

Net income (loss) as reported	$24,925	$(3,734)
Fair value method expense, net of related tax	$(9,192)	$(2,134)

Pro forma net income (loss)	$15,733	$(5,868)

Pro forma basic income (loss) per share	$0.23	$(0.09)

Pro forma diluted income (loss) per share	$0.22	$(0.09)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made as of March 31, 2003 and 2002:

	March 31,

	2003	2002

Dividend yield	None	None
Expected volatility	0.975	0.963
Risk free interest rate	2.88%	4.56%
Expected lives	5 years	5 years

          The weighted-average fair value of options granted during the first quarters of 2003 and 2002 were $13.16 and $9.67, respectively.

          The pro forma net income (loss) and pro forma net income (loss) per share listed above include expense related to our Employee Stock Purchase Plans. The fair value of issuance under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes model, with the following weighted-average assumptions for issuances made in the first quarters of 2003 and 2002:

	March 31,

	2003	2002

Dividend yield	None	None
Expected volatility	0.841	0.895
Risk free interest rate	3.07%	4.33%
Expected lives	1/2 year	1/2 year

          Recent Accounting Pronouncements — On December 31, 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting of Stock-Based Compensation” and APB Opinion No. 28 “Interim Financial Reporting.” SFAS 148 provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires disclosure in both the interim and annual financial statements about the method of accounting for stock-based employee compensation and its effect on reported net income and earnings per share. The recognition provisions of SFAS 148 are applied as of the beginning of a company’s fiscal year for financial statement periods and interim periods within those fiscal years ending after December 15, 2002, and SFAS 148’s amendment of disclosure requirements of APB No. 28 is effective for financial statements ending after December 15, 2002. The Company has elected not to adopt the recognition provisions of SFAS 148. However, the Company elected to follow APB 25, and related interpretations, in accounting for its employee stock options. Under APB 25, if the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The disclosure requirements of SFAS 148 for pro forma information regarding reported net income and earnings per share have been adopted for the fiscal year ending December 31, 2002 and have been applied to the first quarter of fiscal year 2003. The adoption of the disclosure provisions of SFAS 148 did not have a material impact on the Company’s results of operations and financial position.

          In July 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”-an interpretation of SFAS No 5 “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures,” SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” and rescission of FIN 34 “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 provides disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN 45 establishes recognition and measurement provisions of a liability to be recognized at the inception of a guarantee for fair value based on agreements which contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying contingent liability related to the guaranteed party. The disclosure provisions of FIN 45 are effective for financial statement periods and interim periods within those fiscal years ending after December 15, 2002, and the requirement for recognition and measurement provisions are effective for guarantees issued or modified on a prospective basis after December 31, 2002. The Company adopted the disclosure provisions for the fiscal year ended December 31, 2002. The Company has historically agreed to indemnify various suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. Although, the Company is not currently engaged in any indemnification proceedings, the Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Any future obligation to indemnify the Company’s customers or suppliers could harm its business, financial condition or results of operations. To date, the Company has not been required to make any material payments resulting from infringement claims asserted against the Company’s suppliers or customers. As such, the Company did not provide for an infringement indemnification accrual as of March 31, 2003 or December 31, 2002.

          As permitted under Delaware law, SanDisk has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments SanDisk could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company did not provide for an officer or director indemnification accrual as of March 31, 2003. The adoption of FIN 45 did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows during the Company’s quarter ending March 31, 2003.

          In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately to variable interests in entities created after January 31, 2003; consolidation provisions apply to the first fiscal period beginning after June 15, 2003 for entities created prior to February 1, 2003. The Company does not have any variable interest entities that must be consolidated and therefore the adoption of the provisions of FIN 46 did not have a material impact on its results of operations and financial position in 2003.

          In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. SanDisk is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its Consolidated Financial Statements.

     3.     Inventories

          Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows (in thousands):

	March 31,	December 31,
	2003	2002

	(in millions)
Inventories:
Raw material	$10,163	$7,916
Work-in-process	40,412	25,408
Finished goods	37,483	55,271

Total Inventories	$88,058	$88,595

          In the first quarter of 2003, the Company sold approximately $1.8 million worth of NOR inventory that had been fully written off in previous quarters. The Company may be forced to take additional write-downs for excess or obsolete inventory in future quarters if inventory levels exceed forecasted customer orders. In addition, the Company may record lower of cost or market price adjustments to its inventories if continued pricing pressure results in a net realizable value that is lower than its manufacturing cost. Although the Company continuously tries to maintain its inventory in line with the near term forecasted level of business, the Company is obligated to honor existing purchase orders, which have been placed with its suppliers. In the case of its FlashVision joint venture, the Company is obligated to purchase 50% of the production output, which makes it more difficult for the Company to reduce its inventory in times when the demand forecast is reduced.

     4.     Accumulated Other Comprehensive Loss

          Accumulated other comprehensive loss presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-term portion of the Company’s investments in UMC and Tower, net of the related tax effects, for all periods presented.

	Three months ended
	March 31,

	2003	2002

Net income (loss)	$24,925	$(3,734)
Unrealized (loss) gain on foundries	(14,376)	8,250
Unrealized loss on available-for-sale securities	(198)	(596)

Comprehensive income (loss)	$10,351	$(3,920)

          Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheet consists of the accumulated gains and losses on available-for-sale marketable securities for all periods presented (in thousands):

	March 31,	December 31,
	2003	2002

Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$858	$1,055
Available-for-sale investment in foundries	(58,445)	(44,068)

Total accumulated other comprehensive loss	$(57,587)	$(43,013)

          Total accumulated other comprehensive loss was $57.6 million and $43.0 million at March 31, 2003 and December 31, 2002, respectively, and included losses, net of tax, on the Company’s investments in UMC of $54.4 million at March 31, 2003 and $44.0 million at December 31, 2002 and Tower of $4.0 million and approximately $50 thousand for the same periods, respectively.

     5.     Restructuring and related activities

          During the third quarter of fiscal 2001, the Company adopted a plan to transfer all of its card assembly and test manufacturing operations from its Sunnyvale location to offshore subcontractors. The Company also adopted a plan to reduce its workforce by a total of 193 employees through involuntary employee separations from October 2001 through April 2002. In connection with this restructuring, the Company recorded a restructuring charge of $8.5 million in the third quarter of 2001. The charge included $1.4 million of severance and employee related-costs for a reduction in workforce, equipment write-off charges of $6.0 million and lease commitments of $1.1 million related to the abandonment of a warehouse facility. As of December 31, 2002, with the exception of leases related to the abandoned excess leased facilities, the Company had made all payments associated with the restructuring. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in 2003 and forward. In the first quarter of 2003, the Company entered into a sublease for a portion of the abandoned warehouse facility, which will expire in July of 2005. The applicable sublease income will partially offset the restructuring reserve balance until completely utilized in 2004.

          The following table summarizes the restructuring activity from inception of the plan through March 31, 2003:

		Workforce	Lease
	Equipment	Reduction	Commitments	Total

		(In thousands)
Restructuring Charge, September 30, 2001	$6,383	$1,094	$1,033	$8,510
Non-cash charges	(6,027)	—	—	(6,027)
Cash payments	—	(805)	—	(805)

Accrual balance, December 31, 2001	356	289	1,033	1,678
Non-cash charges	(17)	—	—	(17)
Adjustments	(339)	321	18	—
Cash payments	—	(610)	(471)	(1,081)

Accrual balance, December 31, 2002	—	—	580	580
Cash payments	—	—	(146)	(146)
Cash receipts	—	—	38	38

Accrual balance, March 31, 2003	$—	$—	$473	$473

     6.      Net Income (loss) per Share

          The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Numerator used in computing basic net income (loss) per share	$24,925	$(3,734)

Numerator for diluted net income (loss) per share:
Interest expense, net of tax, related to convertible debt	1,720	—

Numerator used in computing diluted net income (loss) per share	$26,645	$(3,734)

Denominator for basic net income (loss) per share:
Weighted average common shares	69,289	68,598

Basic net income (loss) per share	$0.36	$(0.05)

Denominator for diluted net income per share:
Weighted average common shares	69,289	68,598
Weighted average number of shares if convertible debt were converted	8,139	—
Employee common stock options	2,529	—

Shares used in computing diluted net income (loss) per share	79,957	68,598

Diluted net income (loss) per share	$0.33	$(0.05)

          Basic income (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted income per share includes the dilutive effects of stock options, warrants, and convertible securities. For the three month periods ended March 31, 2003 and 2002, options to purchase 4,033,710 and 4,832,832 shares of common stock, respectively, have been omitted from the diluted net income (loss) per share calculation because the options’ exercise price was greater than the average market price of the common shares and, therefore the effect would be antidilutive. All options are antidilutive for the three months ended March 31, 2002 due to the net loss for the period and were omitted from the diluted net loss per share calculation. Incremental common shares attributable to the assumed conversion of the Company’s convertible subordinated notes were not included in the per share computation as the effect would be antidilutive for the three months ended March 31, 2002.

     7.     Commitments, Litigation and Contingencies

Commitments

     The terms of the Flash Vision joint venture, as described in Note 9, contractually obligate the Company to purchase half of FlashVision's NAND wafer production output. The Company also has the ability to purchase additional capacity under a foundry arrangement (also discussed more fully at Note 9) with Toshiba. Under the terms of the Company's foundry agreement with Toshiba, the Company will provide Toshiba with a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under this arrangement relating to the first three months of the six-month forecast are binding, at market prices and cannot be cancelled. At March 31, 2003, approximately $11.7 million of non-cancellable purchase orders for flash memory wafers from Toshiba and Flash Vision were outstanding. In addition, as a part of the joint venture agreement, the Company is required to fund certain research and development expenses related to the development of advanced NAND flash memory technologies. As of March 31, 2003, the Company had accrued liabilities related to those expenses of $4.5 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of the Company's revenue from NAND flash products built with flash memory supplied by Toshiba or Flash Vision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred.

     Assuming that the markets for the Company’s products continue to grow as forecasted in the next few years, new anticipated demand from customers may outstrip the supply of flash memory wafers available to the Company from all its current sources. In that case, the Company will need to secure for itself substantial additional NAND flash fabrication capacity. Accordingly, the Company and Toshiba are currently discussing various fabrication capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. Toshiba and the Company plan to substantially increase Yokkaichi’s 200 mm. NAND wafer output in 2003 and 2004. Such capacity expansion will be partially funded through Flash Vision internally generated funds, as well as through additional investments by Toshiba and SanDisk. As of March 31, 2003, the Company has committed to fund approximately $17.0 million for the initial increment of fabrication capacity expansion through the first quarter of 2004. The Company expects to make further commitments in the next two years and currently believes that it can meet its share of these required investments out of its existing cash assets.

     Starting in 2005 or 2006, the projected increased market demand for flash storage may outstrip the maximum capacity of 200 mm. NAND wafers available from the Yokkaichi fabrication facility after expansion. Accordingly, Toshiba and the Company are in discussions to explore the addition, starting in 2006, of a 300-mm. advanced wafer fabrication facility to support the NAND flash capacity needs of both companies in the second half of this decade. Such a fabrication facility would take several years to plan, build and ramp-up to full capacity. Financing of this type of fabrication facility would require substantial new investments by both Toshiba and the Company, which would likely be spread between 2004 and 2008, and which would be driven by the level of business for both companies in that time frame. For these investments, the Company would likely have to seek additional sources of financing. The Company expects to make the 300-mm. fabrication facility decision together with Toshiba sometime in 2004.

     At March 31, 2003, the Company had approximately $19.8 million total non-cancelable outstanding purchase orders from certain of its suppliers and subcontractors. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	Remainder of Fiscal 2003	Fiscal 2004 - 2005	Fiscal 2006 - 2007

CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000	$—	$—	$150,000
Interest payable on convertible subordinated notes	27,000	6,750	13,500	6,750
Operating leases	8,528	2,412	5,086	1,030
Investment in Tower	11,000	11,000	—	—
FlashVision research and development and fabrication capacity expansion	100,000	29,000	39,000	32,000
Non-cancelable purchase commitments	19,797	19,797	—	—

Total contractual cash obligations	$316,325	$68,959	$57,586	$189,780

	Total	Remainder of Fiscal 2003	Fiscal 2004 - 2005	Thereafter

CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$496	$159	$336	$—

Total contractual cash income	$496	$159	$336	$—

Litigation

          From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties to preserve and defend the Company’s intellectual property rights. These parties and others could bring suit against the Company.

          Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from the Company’s expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. The Company has been subject to, and expects to continue to be subject to, claims and legal proceedings regarding alleged infringement by it of the patents, trademarks and other intellectual property rights of third parties. Furthermore, parties that the Company has sued and that it may sue for patent infringement may counter-sue the Company for infringing their patents. Litigation involving intellectual property can become complex and extend for a protracted time, and is often very expensive. Such claims, whether or not meritorious, may result in the expenditure of significant financial resources, injunctions against the Company or the imposition of damages that it must pay and would also divert the efforts and attention of some of the Company’s key management and technical personnel. The Company may need to obtain licenses from third parties who allege that it has infringed their rights, but such licenses may not be available on terms acceptable to the Company or at all. Moreover, if the Company is required to pay significant monetary damages, is enjoined from selling any of its products or is required to make substantial royalty payments, the Company’s business would be harmed.

          On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against the Company and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against the Company but named more than twenty-five additional defendants. The Amended Complaint alleges that the Company, and the other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that the Company be enjoined from the allegedly infringing activities and seeks unspecified damages. On February 4, 2002, the Company filed an answer to the amended complaint, wherein it alleged that it does not infringe the asserted patents, and further that the patents are not valid or enforceable.

          On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. patent No. 5,602,987 or the ‘987 Patent. Defendants have filed answers denying the allegations. The Company filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe the Company’s ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied the Company’s motion. Discovery has commenced. A hearing on claims construction and Ritek’s motion for summary judgment of non-infringement was scheduled for May 2, 2003; however the Court has advised the parties that it will reschedule this hearing to an as-yet-determined later date in order to accommodate the Court’s calendar.

          On November 30, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International—USA Inc., or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International—USA Inc., Civil No. C 01-21111, the Company sought damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe the Company’s U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. On October 16, 2002, Power Quotient International Co., Ltd. and Power Quotient International—USA entered into a Consent Judgment of Infringement and Validity and Injunction and settlement agreement with the Company, in which both PQI companies stipulated that the CompactFlash™ and PC ATA cards sold by them infringe the Company’s ‘987 Patent and that the ‘987 Patent is valid and enforceable. In addition, both PQI companies are “enjoined from using in the United States, making in the United States . . . selling in the United States .. . . or importing into the United States for sale, CompactFlash™ and PC ATA cards.” In addition, the PQI companies will pay the Company an undisclosed amount for past damages and the parties agreed to dismiss all claims between SanDisk and the PQI companies in both lawsuits described above without prejudice. The Consent Judgment of Infringement and Validity and Injunction has been approved and entered by the Court.

Contingencies

          In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank N.V., or ABN AMRO, and in April 2002 repaid all amounts outstanding. FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, Toshiba is required to provide a guarantee to the financial institutions on behalf of FlashVision. The Company agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of March 31, 2003, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $135.2 million.

     8.     Derivatives

          The Company is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in currencies other than the U.S. dollar. The Company is also exposed to interest rate risk inherent in its debt and investment portfolios. The Company’s risk management strategy provides for the use of derivative financial instruments, including foreign exchange forward contracts, to hedge certain foreign currency exposures. The Company’s intent is to offset gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into any speculative positions with regard to derivative instruments. The Company enters into foreign exchange contracts to hedge against exposure to changes in foreign currency exchange rates only when natural offsets cannot be achieved. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include sales by subsidiaries, and assets and liabilities that are denominated in currencies other than the U.S. dollar. The Company’s foreign currency hedges generally mature within three months.

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

          The Company reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Hedge ineffectiveness was not material in the first three months of fiscal 2003. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

          The Company had foreign exchange contract lines in the amount of $120.0 million at March 31, 2003. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. At March 31, 2003, the Company had no forward contracts outstanding.

          At March 31, 2003, the Company had $15.4 million in Japanese Yen-denominated accounts payable designated as fair value hedges against Japanese Yen-denominated net assets $14.1 million. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. There was no unrealized loss on derivative instruments as of March 31, 2003.

          The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. In the first quarter of 2003, the Company had a net foreign currency translation loss of $0.5 million compared to a gain of $0.1 million in the first quarter of 2002. These amounts are included in other income (loss), net, in the statement of operations.

     9.     Joint Venture, Strategic Manufacturing Relationships and Investments

          FlashVision – In April 2002, the Company and Toshiba restructured their FlashVision Dominion Semiconductor business in Virginia by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. Under the terms of the agreement, Toshiba transferred the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and undertook full responsibility for the equipment transfer and production set up. The FlashVision operation at Yokkaichi continues the joint venture on essentially the same terms as the parties had at Dominion. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO and in April 2002 repaid all amounts outstanding. FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho and certain other financial institutions. Under the terms of the new lease, Toshiba is required to provide a guarantee to these financial institutions on behalf of FlashVision. The Company agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, the Company will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of March 31, 2003 the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $135.2 million.

          UMC – At March 31, 2003, the Company’s equity investment in United Microelectronics, Inc., or UMC was valued at $102.5 million on the Company’s condensed consolidated balance sheet. In previous periods, the Company has received additional shares of UMC stock in the form of stock dividends. These shares are included in the 176.3 million total UMC shares classified as available-for-sale in accordance with SFAS No. 115 and are reported at market value of $102.5 million as current assets on the Company’s condensed consolidated balance sheet. The Company had 11 million shares at December 31, 2002, which as of March 31, 2003, are no longer included in non-current assets as they do not contain trading restrictions that extend beyond one year and are now combined as a part of the total 176.3 million UMC shares classified as available-for-sale in current assets on the Company’s condensed consolidated balance sheet. UMC’s share price declined to NT$20.20 at March 31, 2003, from a stock dividend adjusted price of NT$22.20 at December 31, 2002, resulting in a $10.5 million reduction in the value of the Company’s investment and this unrealized loss is included in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet. (See Note 4.) If the fair value of the UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record additional losses on these declines. In addition, in future periods, there may be a gain or loss if the UMC shares are sold, due to fluctuations in the market value of UMC’s stock.

          Tower Semiconductor – In July 2000, the Company entered into a share purchase agreement to make a $75.0 million investment in Tower Semiconductor, for its new foundry facility, Fab 2. As of March 31, 2003, the Company had invested $68.0 million in Tower and obtained 6,100,959 ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 6,100,959 Tower ordinary shares represent an approximate 14% equity ownership position in Tower as of March 31, 2003. As of March 31, 2003, the Company has recognized cumulative losses totaling approximately $43.0 million, as a result of the other-than-temporary decline in the value of its Tower investment and the impairment in value on its prepaid wafer credits and approximately $0.9 million in unrealized cumulative losses related to the fair value of the warrant purchased in October of 2002. Of these cumulative losses, $2.0 million related to the impairment in value of the Company’s wafer credits and $0.2 million related to a write-down in the fair value of the warrant during the first quarter of 2003. As of March 31, 2003, the Company’s investment in Tower was valued at $16.8 million, its Tower prepaid wafer credits were valued at $4.0 million and the warrant to purchase ordinary Tower shares was valued at $0.4 million.

          In February 2003, the Company agreed to further amend its foundry investment agreements with Tower, for its new Fab 2 facility, by agreeing to advance the payment for the fifth and final milestone. This amendment is subject to approval by all required parties, including Tower’s shareholders and required Israeli governmental agencies and it further provides that the Investment Center of Israel shall not have informed Tower that it is not continuing its funding of the Fab 2 project. Tower has scheduled a shareholder’s meeting for May 14, 2003 to approve the amendment. If approved, and if the conditions set forth below with respect to Tower’s banks are met, the terms of the amendment require the payment of $11.0 million by the Company for the advanced fifth milestone and this payment will be made in two installments. The first installment of approximately $6.6 million will be due five business days after the amendment is approved by all required parties; the second installment of approximately $4.4 million will be due five business days after Tower has raised additional funds equal to approximately $22.0 million, referred to as the Minimum Financing. Tower must complete the Minimum Financing prior to December 31, 2003, or the Company will not be obligated to pay the second installment. Each of the first and second installments will be paid provided Tower meets these conditions, whether or not Tower actually achieves its original fifth milestone obligation. Immediately following the advancement of the first installment, the Company will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the first installment divided by the average trading price for ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the amendment was approved by Tower’s board of directors, which was $2.98. Immediately following the advancement of the second installment, if it occurs, the Company will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the second installment divided by the price per ordinary share of Tower paid in connection with the Minimum Financing, or the Minimum Financing Price; provided, however, that if the Minimum Financing Price cannot reasonably be calculated from the documents evidencing the Minimum Financing, then the Minimum Financing Price shall be deemed to be the average trading price for the ordinary shares of the Tower during the thirty (30) consecutive trading days preceding the date the second installment is paid. In addition, under the terms of the amendment, if approved, the Company will have the option to convert all or a portion of its unused pre-paid wafers credits associated with the September 2002 fourth milestone payment into fully-paid and non-assessable ordinary shares of Tower based on the average closing price of ordinary shares of Tower during the thirty (30) consecutive trading days preceding December 31, 2005.

          Subject to the following sentence, the Company’s obligations under the amendment are further subject to the receipt of the consent of Tower’s banks (i) to the postponement of a prior deadline by which Tower was required to have raised $110 million in equity financing, and (ii) to recognize a portion of the proceeds from the payment of the first installment in satisfaction of Tower’s obligation to raise funds. In the event that Tower shareholder approval is obtained, but the consents from Tower’s banks are still pending, and Tower’s banks agree to provide interim funding in the amount of at least $33.0 million (in cash, letters of credit or bank guarantees) and provided Tower has not received notice from the Investment Center of Israel as mentioned above, the Company will pay Tower (a) $3.6 million of the first installment payment following the receipt of such interim funding and shareholder approval of the amendment, and (b) an additional $58,085 (up to $681,750 in the aggregate) of the first installment of the Company’s fifth milestone commitment for each $1 million of interim funding in excess of $33.0 million that Tower’s banks agree to provide. If the remaining approvals are ultimately obtained and the banks provide their consents, we will fund the remaining portion of the first installment and the second installment in accordance with the terms of the amendment. In no event, however, shall the Company’s total obligation under the terms of the amendment, if approved, and the interim funding arrangement described in the previous sentence exceed the $11.0 million payment the Company agreed to advance for the fifth and final milestone.

          Divio, Inc. – On November 2, 2000, the Company made a strategic investment of $7.2 million in Divio, Inc., or Divio. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using the Company’s flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. As of March 31, 2003, the Company owns approximately 10% of the outstanding stock of Divio and the Company is entitled to one board seat. A number of companies are developing compression chip products that may be superior to, or may be offered at a lower cost than the Divio chips. These competing products may render Divio’s products uncompetitive and thereby significantly reduce the value of the Company’s investment in Divio. The Company accounts for this investment under the cost method, and has recorded a decline in the fair value of the investment of $2.7 million during fiscal 2002. At March 31, 2003, the Company determined its investment in Divio to be impaired and wrote off the remaining balance of $4.5 million.

     10.     Income Taxes

          The Company recorded an income tax provision of $2.7 million for the three months ended March 31, 2003, yielding an effective income tax rate of 10% for the quarter. This compares to a recorded tax benefit of $13.2 million and a tax benefit rate of 78% for the first quarter of 2002. The estimated annual effective tax rate for 2003 is less than the statutory rate primarily due to taxes provided in foreign jurisdictions offset by a partial reversal of the valuation allowance. The benefit rate provided in the first quarter of 2002 was primarily related to a reversal in the Company’s valuation allowance due to an increase in the deferred tax liability associated with an unrealized gain in UMC shares, along with a loss carryback enabled by a change in tax laws, partially offset by foreign withholding tax.

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

Overview

          SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In the first three months of 2003, approximately 89% of our product sales were attributable to the consumer electronics market, particularly sales of CompactFlash, or CF card, Secure Digital, or SD card, Memory Stick and SmartMedia card products primarily in digital camera applications. Our CF card products have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. In addition, substantial portions of our products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel have immediate request dates, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs and sales levels. We believe sales to the consumer market will continue to represent a substantial majority of our sales, and may even increase as a percentage of sales in future years, as the popularity of consumer applications with flash memory, including digital cameras, portable digital music players, cell phones, cell phones that incorporate digital cameras, “Key Chain” USB drives used in laptop PC’s, and PDAs, increases.

          Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, availability of foundry capacity, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing capacity utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. We have experienced seasonality in the past, and as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become increasingly subject to seasonal increases in the fourth quarter of each year and declines in the first quarter of the following year. See “Factors That May Affect Future Results— Risks Related to Our Business – Our operating results may fluctuate significantly....” and “— Risks Related to Sales of Our Products — There is seasonality in our business....”

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

          We market our products using a direct sales organization, distributors, manufacturers’ representatives, private label partners, OEMs and retailers. In the first three months of 2003 and 2002, retail sales accounted for 62% and 63% of total product revenues, respectively. We expect that sales through the retail channel will comprise a significant portion of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers. In the first three months of 2003 and 2002, sales to the OEM and industrial channels accounted for 28% and 27% of total product revenues, respectively. However, total revenue dollars from our OEM and industrial channels increased 85% in the first quarter of 2003 over the comparable period in 2002. Our distribution channel accounted for 10% of total revenues for the first quarter of 2003 and represented an increase of 76% when compared to the first quarter of 2002.

          Historically, a majority of our sales have been to a limited number of customers. Sales to our top 10 customers accounted for approximately 53% and 55% of our product revenues in the first quarter of 2003 and 2002, respectively. No single customer accounted for greater than 10% of our total revenues in the first quarters of 2003 or 2002. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. We have also experienced significant changes in the composition of our customer base from year to year and expect this pattern to continue as market demand for our customers’ products fluctuates. The loss of, or a significant reduction in purchases by, any of our major customers, could harm our business, financial condition and results of operations. See “Factors That May Affect Future Results — Risks Related to Sales of Our Products — Sales to a small number of customers represent a significant portion of our revenues....”

          All of our flash memory products require silicon wafers, the substantial majority of which are currently manufactured for us by Toshiba Corporation’s, or Toshiba, wafer facility at Yokkaichi, Japan, under our joint venture agreement. Additionally, in August 2002, we entered into a seven-year supply agreement with Samsung Electronics Co., Ltd., or Samsung, which allows us to purchase NAND flash memory products from Samsung’s fabrication facilities in South Korea. Industry-wide demand for semiconductors decreased significantly in 2001, due to decreased demand in the cellular phone markets and the broad, general economic downturn leading to a U.S. recession. Semiconductor manufacturers, including some of our suppliers and competitors, added new advanced wafer fabrication capacity prior to the downturn. This additional capacity, along with slowing economic conditions, resulted in excess supply and led to intense pricing pressure, which resulted in significant declines in our average sales price per megabyte. Such declines slowed in our second and third quarters of 2002. Average sales price per megabyte for the first quarter of 2003 when compared to the first quarter of 2002, declined 40% due primarily to competitive pricing pressures. In the first quarter of 2003, we were better able to absorb a decline in our average sales price per megabyte due to the higher shipment levels of our more cost effective NAND products and NAND multi level cell, or MLC, products compared to the first quarter of 2002. If industry-wide demand for our products is below the industry-wide available supply for prolonged periods, our product prices could decrease faster than our ability to reduce costs resulting in reduced operating profits or losses in the future.

          Under our wafer supply agreements with Toshiba, FlashVision, Samsung, Tower Semiconductor Ltd., or Tower, and United Microelectronics, Inc., or UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments. The estimates for the remaining three months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of all of FlashVision’s wafer production. This limits our ability to react to significant fluctuations in demand for our products. If customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers and flash memory products to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers or flash memory products with acceptable prices and/or yields from any foundry, our business, financial condition and results of operations could be harmed.

          We have from time to time taken write-downs for excess or obsolete inventories and lower of cost or market price adjustments. We may be forced to take additional write-downs for excess or obsolete inventory in future quarters if market demand for our products deteriorates and our inventory levels exceed customer orders. In addition, we may record additional lower of cost or market price adjustments to our inventories if pricing pressure results in a net realizable value that is lower than our cost. Although we continuously try to align our inventory quantities with the current level of business, we are obligated to honor existing purchase orders that we have placed with our suppliers. In the case of FlashVision, both we and Toshiba are obligated to purchase half of the production output, which makes it even more difficult for us to reduce our inventory during an industry downturn.

          Excess inventory not only ties up our cash, but also can result in substantial losses if such inventory, or large portions thereof, has to be written down due to lower market pricing or product obsolescence. These inventory adjustments decrease gross margins and in prior years resulted in, and could in the future result in, fluctuations in gross margins and net earnings in the quarter in which they occur. See “Factors That May Affect Future Results—Risks Related to Our Business– Our operating results may fluctuate significantly....”

          Our sales may be impacted by changes in economic conditions in our international markets. Economic conditions in our international markets, including Japan, Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could affect our business, financial condition and results of operations. See “Factors That May Affect Future Results——Risks Related to Our International Operations, the War in Iraq and Threats of War Elsewhere, and Changes in Securities Laws and Regulations – Because of our international operations, we must comply with numerous laws and regulations....”

     For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. In 2002, we experienced start-up costs of approximately $6.5 million associated with ramping up NAND wafer production at FlashVision. During the start-up phase, the fabrication equipment and operating expenses are applied to a relatively small output of production wafers, making this output very expensive. In the next two to three years, we expect to make substantial new investments in additional fabrication capacity at FlashVision. We expect to fund up to approximately $17.0 million for the initial fabrication capacity expansion in 2003 and 2004. Such increases in fabrication capacity are expected to cause us to periodically experience material additional start-up costs.

     To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including the development of future generations of NAND flash memory. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. If the current worldwide economic slowdown continues throughout fiscal 2003, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive. See “Factors That May Affect Future Results—Risks Related to Vendors and Subcontractors—We and our manufacturing partners must achieve acceptable manufacturing yields....”

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

          Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of collectibility. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers under agreements allowing price protection and/or right of return are deferred until the retailers or distributors sell the merchandise to the end customer, or the rights of return expire. At March 31, 2003 and December 31, 2002, deferred income, from sales to distributors and retailers was $34.2 million and $34.8 million, respectively. Estimated product returns are provided for and were not material for any period presented in the condensed consolidated financial statements.

          We earn patent license revenue under patent cross-license agreements with several companies including Hitachi Ltd., or Hitachi, Lexar Media, Inc., or Lexar, Samsung, Sharp Electronics Corporation, or Sharp, Silicon Storage Technology, Inc., or SST, SmartDisk Corporation, Sony Corporation, or Sony, and TDK. Our current license agreements provide for the payment of license fees or royalties, or a combination thereof, to us. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

          Revenue from patent licensing arrangements is recognized when earned. The timing of revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties. For certain of our licensees, we estimate royalty revenues earned based on our licensees’ preliminary reports, and align actual reported royalty revenues when we receive the final reports. We have received payments under our cross-license agreements, portions of which were recognized as revenue and portions of which were recorded as deferred revenue. Our cross license arrangements, that include a guaranteed access to flash memory supply, were recorded based upon the cash received for the arrangement as we do not have vendor specific objective evidence for the fair value of the intellectual property exchanged or supply guarantees received. Under these arrangements we have recorded the cash received as the total value of goods received and are amortizing the amounts over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as we meet certain obligations as provided in the various agreements. At March 31, 2003 and December 31, 2002, deferred revenue from patent license agreements was $30.7 million and $32.1 million, respectively. The cost of revenues associated with patent license and royalty revenues were insignificant for the three-month periods ending March 31, 2003 and 2002.

          We record reductions to revenue and trade-accounts receivable for customer programs and incentive offerings, including promotions and other volume-based incentives, when revenue is recorded. Marketing development programs, when granted, are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program and whether the conditions of Emerging Issues Task Force (“EITF”) Issue No. 00-25, “Vendor Income Statement Characterization Paid to a Reseller of the Vendor’s Products,” have been met. These incentives generally apply only to our retail customers, which represented 62% and 63% of our product revenues in the first quarters of 2003 and 2002, respectively. If market conditions were to decline, we may take actions to increase customer incentive offerings to our retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

          Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due based on our historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

          Warranty Costs. The majority of our products are warrantied for one to seven years. A provision for the estimated future cost related to warranty expense is recorded and included in the cost of revenue when revenue is recognized. Our warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates, or repair or replacement costs differ from our estimates, increases or decreases to our warranty liability would be required.

          Valuation of Financial Instruments. Our short-term investments include investments in marketable equity and debt securities. We also have current equity investments in UMC of $102.5 million and Tower of $17.2 million, as of March 31, 2003. In determining if and when a decline in market value below carrying cost is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities, debt instruments and current equity investments. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. In 2002, the market value of our investment in Tower declined significantly; therefore, we recognized losses totaling $11.6 million related to the other-than-temporary decline of our equity investment, and an adjustment to the fair value of the warrant purchased during 2002 of $0.7 million as determined using a Black-Scholes option pricing model. In the first quarter of 2003, we recognized an additional adjustment in the fair value of the warrant of approximately $0.2 million. See Note 9 in the Condensed Consolidated Financial Statements.

          Inventories and Inventory Valuation. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

          Deferred Tax Assets. At December 31, 2002, we provided a full valuation allowance against the net deferred tax assets of approximately $66 million. At the end of the first quarter of 2003, based on the weight of all available evidence, we reversed a portion of that valuation allowance based primarily on the first quarter’s taxable income and our assessment of the availability of future taxable income to benefit the net deferred tax assets. The reversal of the valuation allowance reduced the estimated annual effective tax rate we used for the first quarter of 2003. Any reversal of the remaining valuation allowance in the current year would be based primarily on our ability to realize additional tax credit carryforwards and unrealized capital losses on our investments.

Results of Operations

          Product Revenues. Our product revenues were $155.4 million in the first quarter of 2003, up $69.0 million or 80% from the first quarter of 2002. The increase in product revenues in the first quarter of 2003 was primarily due to increased unit sales of our CompactFlash, or CF, Secure Digital, or SD, and Memory Stick products, compared to the same period in the prior year. During the first quarter of 2003 as compared to the first quarter of 2002, total flash memory product unit sales increased approximately 96% and total megabytes sold increased 205%, while our average selling prices declined 40% due to competitive pricing pressures.

          Product revenues in the first quarter of 2003 decreased $4.5 million or 2% compared to the fourth quarter of 2002. The decrease in first quarter product revenues compared to the fourth quarter of 2002 came primarily from lower average selling prices, which declined 24%, substantially offset by increased unit shipments of higher capacity flash memory products compared to the previous quarter. Additionally, growth in our OEM sales of 30% partially offset a seasonal decline in our retail sales of 13%.

          Sales to the consumer market represented approximately 89% of product revenues, while the telecommunications/industrial market made up the remaining 11%, in the first quarter of 2003. This compares to approximately 90% consumer and 10% telecommunications/industrial in the first quarter of 2002. Sales to the retail channel represented 62% and 63% of product revenues in the first quarters of 2003 and 2002, respectively. In addition, our OEM and distribution product revenues, which accounted for 38% and 37% of total product revenues in the first quarters of 2003 and 2002, respectively, are sold into both consumer and industrial markets. We expect that sales through the retail channel will continue to comprise a significant portion of our product revenues in the future.

          Export sales represented 56% and 46% of our product revenues in the first quarters of 2003 and 2002, respectively. We expect international sales to continue to represent a significant portion of our product revenues.

          Our top ten customers represented approximately 53% and 55% of our product revenues in the first quarters of 2003 and 2002, respectively. In the first quarters of 2003 and 2002, respectively, no customer exceeded 10% of total revenues. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

          License and Royalty Revenues. License and royalty revenues from patent cross-license agreements were $19.0 million in the first quarter of 2003, compared to $6.2 million in the same period of 2002. This increase was primarily due to higher royalty-bearing sales by our licensees. Revenues from licenses and royalties represented 11% of total revenues in the first quarter of 2003 compared to 7% in the first quarter of 2002. The timing of revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties. Royalty revenues fluctuate quarterly based on the level of royalty-bearing sales of our licensees that may occur in a given quarter. Our revenues from patent licenses and royalties can fluctuate significantly from quarter to quarter based on the timing of revenue recognition under our various license agreements.

          Gross Profits. In the first quarter of 2003, total gross profits were $71.6 million, or 41% of total revenues, compared to $11.2 million in the same period of 2002. In the first quarter of 2003, product gross margins were 34% compared to 6% in the same period of 2002. These significant increases in product gross margins in the first quarter of 2003 compared to the first quarter in 2002 were due to lower production costs as a result of a higher mix of the more cost effective MLC chips, significantly lower overhead expenses due to our restructuring activities in 2001 and improved economies of scale due to the growth in unit volumes across our major product lines. In addition, in the first quarter ended March 31, 2003, we sold previously written off NOR inventory and this contributed 0.7% to our gross margin.

          Research and Development Expenses. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $17.6 million in the first quarter of 2003, up $3.0 million or 21% from $14.6 million in the first quarter of 2002. The increase in our first quarter research and development expenses compared to the same period in 2002 consisted of an increase in salary expense and related expenses of $2.7 million related to additional headcount to support our development of new generations of flash memory products, $0.3 million related to research and development tooling costs, and $0.6 million in certain other non-recurring vendor expenses offset by decreases of $0.2 million from depreciation and continued control over our discretionary expenses. Research and development expenses represented 10% of total revenues in the first quarter compared to 16% in the first quarter of 2002. We expect our research and development expenses to continue to increase in absolute dollars in future periods to support the development and introduction of new generations of flash data storage products, including our development efforts at our joint venture with Toshiba, our co-development agreement with Sony and our continual development of advanced controller chips.

          Sales and Marketing Expenses. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturers’ representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $12.6 million in the first quarter of 2003, up $3.6 million or 40% from $9.0 million in the first quarter of 2002. The increase in our first quarter sales and marketing expenses compared to the same period in 2002 consisted of expenses associated with an increase in salary expense and related benefits of $1.7 million related to additional headcount to support our higher revenue base, a $1.1 million increase in outside commission expense and a $0.6 million increase in promotion expenses, both in support of our higher revenue base. We expect sales and marketing expenses to increase, in absolute dollars, as sales of our products grow and as we continue to develop the retail channel and brand awareness for our products.

          General and Administrative Expenses. General and administrative expenses include the cost of our finance, information systems, human resources, stockholder relations, legal and administrative functions. General and administrative expenses were $6.7 million in the first quarter of 2003, up $2.0 million or 43% from $4.7 million in the first quarter of 2002. The increase in total first quarter general and administrative expenses compared to the same period in 2002 consisted of increases in salary expense and benefits of $1.9 million in support of our growth. General and administrative expenses represented 4% of total revenues in the first quarter of 2003 compared to 5% for the first quarter of 2002. General and administrative expenses are expected to increase in absolute dollars in the future to defend our patent portfolio and expand our infrastructure to support our growth.

          Equity in Income (Loss) of Joint Ventures. Equity in income (loss) of joint ventures was $0.1 million and $(0.5) million in the first quarters of 2003 and 2002, respectively, and included our share of income and foreign exchange gains, net of expenses, from our FlashVision joint venture in 2003 and 2002 and losses from our Digital Portal joint venture in 2002.

          Interest Income. Interest income was $2.2 million and $2.3 million in the first quarters of 2003 and 2002, respectively.

          Interest Expense. Interest expense on our outstanding convertible notes was $1.7 million in each of the first quarters of 2003 and 2002.

          Loss on Investment in Foundry. In the first quarter of 2003, we recognized a write-down of $2.0 million related to the recoverability of our Tower prepaid wafer credits, which at March 31, 2003 were valued at $4.0 million, and a $0.2 million adjustment to the fair value of our Tower warrant purchased during 2002 as determined using a Black-Scholes option pricing model. We periodically assess the value of the warrant, our Tower ordinary shares and our prepaid wafer credits and write down the value as necessary. In future periods, if we sell shares that we own in either UMC or Tower, we may recognize a gain or loss due to fluctuations in the market value of these stocks.

          Gain (Loss) on Equity Investment. In the first quarter of 2003, we recognized a $4.5 million impairment charge as a result of our write-down of our equity investment in Divio, Inc., or Divio, in accordance with Statement of Financial Standards 115. We account for this investment under the cost method and at March 31, 2003, there is no value related to our Divio investment.

          Other Loss, Net. Other loss, net was $1.0 million in the first quarter of 2003, compared to $0.1 million for the same period of 2002. These expenses were primarily due to foreign exchange losses on our Japanese Yen denominated assets, losses on disposal of fixed assets and note issuance expenses. Note issuance expenses related to our convertible notes were $0.2 million in the first quarters of 2003 and 2002. Loss on disposal of fixed assets was $0.4 million in the first quarter of 2003 and foreign exchange losses were $0.5 million in the first quarter of 2003 and the exchange gain was $0.1 million in the first quarter of 2002.

          Provision for (Benefit from) Income Taxes. Our effective income tax provision rate was 10% for the first quarter of 2003, compared to a benefit rate of 78% for the first quarter of 2002, and a provision rate of 9% for fiscal 2002. Our provision for income taxes in the first quarter of 2003 was based on an estimated annual effective tax rate for 2003.

          The estimated annual effective tax rate for 2003 is less than the statutory rate primarily due to taxes provided in foreign jurisdictions offset by a partial reversal of the valuation allowance. The benefit rate provided in the first quarter of 2002 was primarily related to a reversal in the Company’s valuation allowance due to an increase in the deferred tax liability associated with an unrealized gain in UMC shares, along with a loss carryback enabled by a change in tax laws, partially offset by foreign withholding tax.

          Any decision to maintain or reverse any of the remaining portion of the valuation allowance during the balance of the current year will be influenced primarily by our ability to realize certain foreign tax credit carryforwards and capital losses. We cannot predict whether any further reversal will occur in the current year. The effective tax rate for the remainder of the current year could fluctuate depending on various factors, including our future taxable income, any reversal of the remaining valuation allowance, and fluctuation in the value of our investments, including UMC shares. We will evaluate the need for the remaining valuation allowance on a quarterly basis.

Liquidity and Capital Resources

Cash Flows

          At March 31, 2003, we had working capital of $623.6 million, which included $269.8 million in cash and cash equivalents and $214.7 million in unrestricted short-term investments, excluding our investments in UMC and Tower.

          Operating activities for the first quarter of 2003 provided $34.0 million of cash, primarily due to net income of $24.9 million, as well as non-cash charges, primarily depreciation of $4.8 million, and $2.2 million in loss on foundry related to a write-down of our Tower wafer credits and loss related to the adjustment in fair value of our warrant to purchase ordinary Tower shares, a $1.6 million income tax refund received, a $8.4 million decrease in prepaid expenses and other current assets, a $5.6 million increase in accounts payable and a $1.9 million increase in income taxes payable. These amounts were partially offset by a $5.7 million increase in deferred taxes, a $3.1 million decrease in other current liabilities due to related parties and a $6.0 million decrease in research and development liabilities due to related parties. Cash used by operations was $3.6 million in the first quarter of 2002.

           Net cash used in investing activities was $33.0 million in the first quarter of 2003, and was comprised of purchases net of proceeds from short-term investments of $25.1 million, and capital equipment purchases of $7.9 million. Net cash used by investing activities was $47.8 million in the first quarter of 2002.

          Net cash provided by financing activities of $2.2 million in the first quarter of 2003 was from the sale of common stock through our stock option and employee stock purchase plans. Financing activities provided cash of $26.3 million in the first quarter of 2002, primarily due to the sale of $25.0 million of our convertible notes in January of 2002.

Transactions Affecting Liquidity

Investment in UMC

          In January 2000, the USIC foundry was merged into the UMC parent company. In exchange for our USIC shares, we received 111 million UMC shares. All of the UMC shares we received as a result of the merger were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. As of March 31, 2003, the trading restrictions had expired on 88.9 million shares. The remaining 22.2 million shares will become tradable through January 2004. We also received 23.0 million, 20.0 million and 22.2 million shares as stock dividends from UMC in 2002, 2001 and 2000, respectively. The UMC shares received as stock dividends for the three years ending December 31, 2002 are included in the 176.3 million total UMC shares classified as available-for-sale in accordance with SFAS No. 115 and are reported as current assets on our condensed consolidated balance sheet at a market value of $102.5 million. We had 11 million shares at December 31, 2002 which, as of March 31, 2003, are no longer included in non-current assets as they do not contain trading restrictions that extend beyond one year and are now combined as a part of the total UMC shares that are classified as available-for-sale in current assets on our condensed consolidated balance sheet. UMC’s share price declined to NT$20.20 at March 31, 2003, from a stock dividend adjusted price of NT$22.20 at December 31, 2002, resulting in a $10.5 million reduction on our investment and this unrealized loss is included in accumulated other comprehensive loss on our condensed consolidated balance sheet. If the fair value of the UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, if the UMC shares are sold, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock.

Investment in FlashVision Joint Venture

          In June 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, we and Toshiba formed FlashVision, a joint venture, to equip and operate a silicon wafer manufacturing line at Toshiba’s Dominion Semiconductor facility in Manassas, Virginia. In April 2002, we and Toshiba restructured our FlashVision joint venture by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. Under the terms of the agreement, Toshiba transferred the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and undertook full responsibility for the equipment transfer and production set up. The FlashVision operation at Yokkaichi continues the joint venture on essentially the same terms as the parties had at Toshiba’s facility in Virginia. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank, N.V. and in April 2002 repaid all amounts outstanding. FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho and certain other financial institutions. Under the terms of this lease, Toshiba is required to provide a guarantee to these financial institutions on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of March 31, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $135.2 million.

          The terms of the FlashVision joint venture, contractually obligate us to purchase half of FlashVision’s NAND wafer production output. We also have the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of our foundry agreement with Toshiba, we will provide Toshiba with a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under this arrangement relating to the first three months of the six-month forecast are binding, at market prices and cannot be cancelled. At March 31, 2003, approximately $11.7 million of non-cancelable purchase orders for flash memory wafers from Toshiba and FlashVision were outstanding. In addition, as a part of the joint venture agreement, we are required to fund certain research and development expenses related to the development of advanced NAND flash memory technologies. As of March 31, 2003, we had accrued liabilities related to those expenses of $4.5 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of our revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred.

          Assuming that the markets for our products continue to grow as forecasted in the next few years, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from all our current sources. In that case, we will need to secure for ourselves substantial additional NAND flash fabrication capacity. Accordingly, we and Toshiba are currently discussing various fabrication capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. We and Toshiba plan to substantially increase Yokkaichi’s 200 mm. NAND wafer output in 2003 and 2004. Such capacity expansion will be partially funded through FlashVision internally generated funds, as well as through additional investments by us and Toshiba. As of March 31, 2003, we have committed to fund approximately $17.0 million for the initial increment of fabrication capacity expansion through the first quarter of 2004. We expect to make further commitments in the next two years and currently believe that we can meet our share of these required investments out of our existing cash assets.

          Starting in 2005 or 2006, the projected increased market demand for flash storage may outstrip the maximum capacity of 200 mm. NAND wafers available from the Yokkaichi fabrication facility after expansion. Accordingly, we and Toshiba are in discussions to explore the addition, starting in 2006, of a 300-mm. advanced wafer fabrication facility to support the NAND flash capacity needs of both companies in the second half of this decade. Such a fabrication facility would take several years to plan, build and ramp-up to full capacity. Financing of this type of fabrication facility would require substantial new investments by both us and Toshiba, which would likely be spread between 2004 and 2008, and which would be driven by the level of business for both companies in that time frame. For these investments, we would likely have to seek additional sources of financing. We expect to make the 300-mm. fabrication facility decision together with Toshiba sometime in 2004.

Investment in Tower

          In July 2000, we entered into a share purchase agreement to make a $75.0 million investment in Tower, for its new wafer foundry facility, Fab 2. As of March 31, 2003, we had invested $68.0 million in Tower and obtained 6,100,959 ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 ordinary Tower shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The investment in the ordinary shares represents an approximate 14% equity ownership position in Tower as of March 31, 2003. As of March 31, 2003, we have recognized cumulative losses totaling $43.2 million, as a result of the other-than-temporary decline in the value of our Tower investment and the impairment in value on our prepaid wafer credits and approximately $0.9 million in unrealized cumulative losses related to the fair value of the warrant purchased in October of 2002. Of these cumulative losses, $2.0 million related to the impairment in value of our prepaid wafer credits and $0.2 million related to a write-down in the fair value of the warrant in the first quarter of 2003. As of March 31, 2003, our investment in Tower was valued at $16.8 million, Tower prepaid wafer credits were valued at $4.0 million and the warrant to purchase ordinary Tower shares was valued at $0.4 million.

          In February 2003, we agreed to further amend our foundry investment agreements with Tower by agreeing to advance the payment for the fifth and final milestone. This amendment is subject to approval by all required parties, including Tower’s shareholders and required Israeli governmental agencies and it further provides that the Investment Center of Israel shall not have informed Tower that it is not continuing its funding of the Fab 2 project. Tower has scheduled a shareholder’s meeting for May 14, 2003 to approve the amendment. If approved, and if the conditions set forth below with respect to Tower’s banks are met, the terms of the amendment require the payment of $11.0 million by us for the advanced fifth milestone and this payment will be made in two installments. The first installment of approximately $6.6 million will be due five business days after the amendment is approved by all required parties; the second installment of approximately $4.4 million will be due five business days after Tower has raised additional funds equal to approximately $22.0 million, referred to as the Minimum Financing. Tower must complete the Minimum Financing prior to December 31, 2003, or we will not be obligated to pay the second installment. Each of the first and second installments will be paid provided Tower meets these conditions, whether or not Tower actually achieves its original fifth milestone obligation. Immediately following the advancement of the first installment, we will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the first installment divided by the average trading price for ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the amendment was approved by Tower’s board of directors, which is $2.98. Immediately following the advancement of the second installment, if it occurs, we will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the second installment divided by the price per ordinary share of Tower paid in connection with the Minimum Financing, or the Minimum Financing Price; provided, however, that if the Minimum Financing Price cannot reasonably be calculated from the documents evidencing the Minimum Financing, then the Minimum Financing Price shall be deemed to be the average trading price for the ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the second installment is paid. In addition, under the terms of the amendment, if approved, we will have the option to convert all or a portion of our unused pre-paid wafers credits associated with the September 2002 fourth milestone payment into fully-paid and non-assessable ordinary shares of Tower based on the average closing price of ordinary shares of Tower during the thirty consecutive trading days preceding December 31, 2005.

          Subject to the following sentence, our obligations under the amendment are further subject to the receipt of the consent of Tower’s banks (i) to the postponement of a prior deadline by which Tower was required to have raised $110 million in equity financing, and (ii) to recognize a portion of the proceeds from the payment of the first installment in satisfaction of Tower’s obligation to raise funds. In the event that Tower shareholder approval is obtained, but the consents from Tower’s banks are still pending, and Tower’s banks agree to provide interim funding in the amount of at least $33.0 million (in cash, letters of credit or bank guarantees) and provided Tower has not received notice from the Investment Center of Israel as mentioned above, we will pay Tower (a) $3.6 million of the first installment payment following the receipt of such interim funding and shareholder approval of the amendment, and (b) an additional $58,085 (up to $681,750 in the aggregate) of the first installment of our fifth milestone commitment for each $1.0 million of interim funding in excess of $33.0 million that Tower’s banks agree to provide. If the remaining approvals are ultimately obtained and the banks provide their consents, we will fund the remaining portion of the first installment and the second installment in accordance with the terms of the amendment. In no event, however, shall our total obligation under the terms of the amendment, if approved, and the interim funding arrangement described in the previous sentence exceed the $11.0 million payment we agreed to advance for the fifth and final milestone.

Other Equity Investments

          On November 2, 2000, we made a strategic investment of $7.2 million in Divio. Divio is a privately-held manufacturer of digital imaging compression technology and products for future digital camcorders that will be capable of using our flash memory cards to store home video movies, replacing the magnetic tape currently used in these systems. Under the agreement, we own approximately 10% of Divio and are entitled to one board seat. A number of companies are developing compression chip products that may be superior to, or may be offered at a lower cost than the Divio chips. These competing products may render Divio’s products uncompetitive and thereby significantly reduce the value of our investment in Divio. We account for this investment under the cost method, and we recorded a decline in the fair value of the investment of $2.7 million during fiscal 2002. At March 31, 2003, we determined our investment in Divio to be impaired and wrote off the remaining balance of $4.5 million.

Liquidity Sources, Requirements and Contractual Cash Commitments

     Our principal sources of liquidity as of March 31, 2003 consisted of: $484.5 million in cash, cash equivalents, and short-term investments, $119.7 million in unrestricted investments in foundries, and cash we expect to generate from operations during our fiscal year.

     Since the closing of our convertible subordinated note offering, our principal liquidity requirements have been to service our debt and meet our working capital, research and development and capital expenditure needs.

     Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or wafer fabrication foundry capacity to support our business in the future. We may also invest in or acquire other companies’ or their product lines or assets. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our collaboration with Toshiba for the joint development of 90 nanometer and 70 nanometer NAND flash memory. We plan to fund our short-term operations from our current cash and short-term investment balances and cash generated from operations. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next twelve months. However, if our average product selling prices decline significantly, as they did in 2001 and 2002, or demand for our products declines and we are required to purchase more wafers than we need due to our FlashVision joint venture and other wafer supply purchase commitments, we may not be able to generate enough cash from our operations and will have to rely solely on our current cash and short-term investment balances to fund our operating activities. We cannot assure you that additional funds from available sources will be available on terms acceptable to us, or at all.

     At March 31, 2003, we had approximately $19.8 million total non-cancelable outstanding purchase orders from certain of our suppliers and subcontractors. The following summarizes our contractual cash obligations, commitments and off balance sheet arrangements at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	Remainder of Fiscal 2003	Fiscal 2004 - 2005	Fiscal 2006 - 2007

CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000	$—	$—	$150,000
Interest payable on convertible subordinated notes	27,000	6,750	13,500	6,750
Operating leases	8,528	2,412	5,086	1,030
Investment in Tower	11,000	11,000	—	—
FlashVision research and development and fabrication capacity expansion	100,000	29,000	39,000	32,000
Non-cancelable purchase commitments	19,797	19,797	—	—

Total contractual cash obligations	$316,325	$68,959	$57,586	$189,780

		Remainder
		of Fiscal	Fiscal 2004
	Total	2003	– 2005	Thereafter

CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$496	$159	$336	$—

Total contractual cash income	$496	$159	$336	$—

As of March 31, 2003

OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease	$135,181

Impact of Currency Exchange Rates

     A portion of our revenues is denominated in Japanese Yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At March 31, 2003, there were no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Factors That May Affect Future Results

Risks Related to Our Business

          Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price.

          Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	unpredictable or changing demand for our products;

•	decline in the average selling prices of our products due to competitive pricing pressures;

•	seasonality in sales of our products;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, where our principal source of NAND flash memory wafer capacity is located and Taiwan, South Korea, China and the United States;

•	reduced sales to our customers or interruption to our manufacturing processes, in the Pacific Rim that may arise from the current SARS epidemic in Asia;

•	excess capacity of flash memory from our competitors and our own flash wafer capacity, which may cause a decline in our average selling prices;

•	difficulty of forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash wafers, controllers, printed circuit boards and discrete components;

•	expenses related to obsolescence or devaluation of unsold inventory;

•	write-downs of our equity investments and prepaid wafer credits;

•	adverse changes in product and customer mix;

•	slower than anticipated market acceptance of new or enhanced versions of our products, such as the recently announced miniSD card targeted at advanced cell phones;

•	increased sales by our competitors;

•	competing flash memory card standards, which displace the standards used in our products, such as the new xD Picture card format which is replacing our SmartMedia card in new digital camera models from Olympus and Fuji;

•	changes in our distribution channels;

•	fluctuations in our license and royalty revenue;

•	fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization;

•	availability of sufficient silicon wafer foundry capacity to meet customer demand;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	significant yield losses, which could affect our ability to fulfill customer orders and could increase our costs;

•	manufacturing flaws affecting the reliability, functionality or performance of our products, which could increase our product costs, reduce demand for our products or require product recalls;

•	increased research and development expenses;

•	exchange rate fluctuations, particularly the U.S. Dollar to Japanese Yen exchange rate;

•	changes in general economic conditions, particularly in Japan and the European Union; and

•	reduced sales to our retail customers if consumer confidence worsens due to declining economic conditions, the war in Iraq, threats of war elsewhere, or due to terrorist acts.

          Difficulty of estimating future silicon wafer needs may cause us to overestimate our needs and build excess inventories, or underestimate our needs and have a shortage of silicon wafers, either of which will harm our financial results.

          Under the terms of our wafer supply agreements with FlashVision, Hitachi, Samsung, Toshiba, Tower and UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments. The estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of FlashVision’s wafer production. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers and flash memory products to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers or flash memory products with acceptable price and/or yields from any foundry, our business, financial condition and results of operations could be harmed. Because the majority of our CF card, SD card, miniSD card, Memory Stick, MemoryStick Pro, SmartMedia card, and MultiMediaCard products are sold into emerging consumer markets, it has been difficult to accurately forecast future sales. In addition, bookings visibility remains low due to the current economic uncertainty in our markets. A substantial majority of our quarterly sales are currently, and have historically been, from orders received and fulfilled in the same quarter, which makes accurate forecasting very difficult. Our product order backlog may fluctuate substantially from quarter to quarter.

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

          Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. As a result, our license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues. Our license and royalty revenues may decline in the future as certain of our existing license agreements expire or caps are reached.

          We may be unable to maintain market share, which would reduce our potential revenues and benefit our competitors.

          During periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our future growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors. We have in the past experienced, and may in the future experience, severe price competition for our products, which adversely impacts our product gross margins and overall profitability. In competing for market share, we face large corporations that have well established brand identity and significant strengths in our sales channels.

          Future rapid growth may strain our operations.

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

          Successive generations of our products have incorporated semiconductor devices with greater memory capacity per chip. Two important factors have enabled us to decrease the cost per megabyte of our flash data storage products: the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes. A number of challenges exist in achieving a lower cost per megabyte, including:

•	lower yields often experienced in the early production of new semiconductor devices;

•	manufacturing flaws with new processes including manufacturing processes at our subcontractors which may be extremely complex;

•	problems with the design and manufacturing of products that will incorporate these devices, which may result in delays or product recalls; and

•	production delays.

          Because our products are complex, we periodically experience significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

          We cannot assure you that we along with our strategic wafer partner will successfully develop and bring into full production with acceptable yields and reliability these new products or the underlying technology, or that any development or production ramp-up will be completed in a timely or cost-effective manner. If we are not successful or if our cost structure is not competitive, our business, financial condition and results of operations could suffer.

          New products based on NAND MLC flash technology may encounter production delays and problems impacting production reliability and yields, which may cause our revenues and gross margins to decline.

          We have developed new products based on NAND MLC flash technology, a flash architecture designed to store two bits in each flash memory cell. High-density flash memory, such as NAND MLC flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, and result in increased manufacturing costs and reduced product availability. We may not be able to manufacture future generations of NAND MLC products with yields sufficient to result in lower costs per megabyte. If we are unable to bring future generations of high-density flash memory into full production as quickly as planned or if we experience unplanned yield or reliability problems, our revenues and gross margins will decline.

          We continually seek to develop new products and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products, which if not offset by increased demand for the new products could harm our results of operations.

          We continually seek to develop new products and standards and enhance existing products and standards developed solely by us, as well as jointly with our strategic partners such as Toshiba, Matsushita and Sony. For example, in March 2003, our joint development efforts with Toshiba and Matsushita, together with contribution by the Secure Digital Association, or SD Association, resulted in the introduction of the miniSD card, a smaller version of the SD card. In addition, we and Sony have co-developed and co-own the specifications for the next generation Memory Stick, the MemoryStick Pro, which each of us has the right to manufacture and sell. As we introduce new standards and new products, such as the miniSD card and the MemoryStick Pro, it will take time for these new standards and products to be adopted, for consumers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. We cannot assure you that any new products or standards we develop will achieve commercial success. See “—The success of our business depends on emerging markets and new products.”

          The success of our business depends on emerging markets and new products.

          In order for demand for our products to grow, the markets for new devices that use our flash memory products, such as digital cameras, portable digital music players, cell phones, cell phones that incorporate digital cameras, “Keychain” USB drives used in laptop PC’s, and PDAs, must develop and grow. If sales of these products do not grow, our revenues and profit margins could be adversely impacted.

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

Risks Related to Our FlashVision Joint Venture

          Our FlashVision joint venture with Toshiba makes us vulnerable to certain risks, including potential inventory write-offs, disruptions or shortages of supply, limited ability to react to fluctuations in product demand, direct competition with Toshiba, and a significant contingent indemnification obligation, any of which could substantially harm our business and financial condition.

          We and Toshiba plan to continue to expand the wafer fabrication capacity of our FlashVision business in Yokkaichi, Japan and as we do so, we will incur substantial start-up expenses, which could adversely impact our operating results.

          In June 2000, we, along with Toshiba, formed FlashVision for the joint development and manufacture of several NAND flash memory products, including 512 megabit, 1 gigabit and other advanced flash memory products. We and Toshiba each separately market and sell these products. Accordingly, we compete directly with Toshiba for sales of products incorporating these jointly developed and manufactured products. In addition, we and Toshiba plan to invest in new capital equipment from time to time to expand the wafer fabrication capacity of our FlashVision business in Yokkaichi, Japan. Each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. We will incur start-up costs and pay our share of ongoing operating activities even if we do not utilize our full share of the expanded Yokkaichi output.

          Assuming that the markets for our products continue to grow as forecasted in the next few years, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from all our current sources. In that case, we will need to secure for ourselves substantial additional NAND flash fabrication capacity. Accordingly, we and Toshiba are currently discussing various fabrication capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. We and Toshiba plan to substantially increase Yokkaichi’s 200 mm. NAND wafer output in 2003 and 2004. Such capacity expansion will be partially funded through FlashVision internally generated funds, as well as through additional investments by us and Toshiba. As of March 31, 2003, we have committed to fund approximately $17.0 million for the initial increment of fabrication capacity expansion through the first quarter of 2004. We expect to make further commitments in the next two years and currently believe that we can meet our share of these required investments out of our existing cash assets.

          Starting in 2005 or 2006, the projected increased market demand for flash storage may outstrip the maximum capacity of 200 mm. NAND wafers available from the Yokkaichi fabrication facility after expansion. Accordingly, we and Toshiba in discussions to explore the addition, starting in 2006, of a 300-mm. advanced wafer fabrication facility to support the NAND flash capacity needs of both companies in the second half of this decade. Such a fabrication facility would take several years to plan, build and ramp-up to full capacity. Financing of this type of fabrication facility would require substantial new investments by both us and Toshiba, which would likely be spread between 2004 and 2008, and which would be driven by the level of business for both companies in that time frame. For these investments, we would likely have to seek additional sources of financing. We expect to make the 300-mm. fabrication facility decision together with Toshiba sometime in 2004.

          We face challenges and possible delays relating to the expected shift of a majority of our production at Yokkaichi to 0.13 micron NAND, which could adversely affect our operating results.

          We were using the production capacity at Toshiba’s Yokkaichi fabrication facility to manufacture NAND flash memory wafers with minimum lithographic feature size of 0.16 micron. Late in 2002, we began shifting a portion of our production output at Yokkaichi to 0.13 micron NAND and expect the majority of our production output at Yokkaichi will be 0.13 micron NAND in the second half of 2003. Such minimum feature sizes are considered today to be among the most advanced for mass production of silicon wafers. Therefore, it is difficult to predict how long it will take to achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the FlashVision joint venture at Toshiba’s Yokkaichi facility, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facility could adversely impact our operating results in 2003 and beyond.

          Toshiba’s Yokkaichi facilities are a significant source of supply of NAND flash memory wafers and any disruption in this supply will reduce our revenues, earnings and gross margins.

          Although we buy flash memory from the FlashVision joint venture, we also rely on Toshiba’s Yokkaichi fabrication facility to supply on a foundry basis a portion of our NAND flash memory wafers. Even if FlashVision successfully produces quantities at planned levels, the Yokkaichi fabrication foundry facilities may not produce quantities of wafers with acceptable prices, reliability and yields to satisfy our needs. Any failure in this regard may curtail our business, financial condition and results of operations, as our right to purchase NAND flash memory products from Samsung is limited and may not be sufficient to replace any shortfall in production at the Yokkaichi facilities. In addition, because a substantial majority of our wafers are produced at the Yokkaichi facilities, any disruption in supply from the Yokkaichi fabrication facilities due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. Moreover, we have no experience in operating a wafer manufacturing line and we rely on the existing manufacturing organizations at the Yokkaichi fabrication facilities. If Toshiba and FlashVision are uncompetitive or are unable to satisfy our wafer supply requirements, our business, financial condition and results of operations would be harmed.

          Our obligations under our wafer supply agreements with Toshiba and FlashVision, or decreased demand for our products, may result in excess inventories and lead to inventory write offs, and any technical difficulties or manufacturing problems may result in shortages in supply, either of which would adversely affect our business.

          Under the terms of our wafer supply agreements with Toshiba, we are obligated to purchase half of FlashVision’s NAND wafer production output and we will also purchase NAND wafers from Toshiba’s current Yokkaichi fabrication facility on a foundry relationship basis. Under the terms of our foundry relationship with Toshiba and wafer supply agreements with FlashVision, we are obligated to provide a six-month rolling forecast of anticipated purchase orders, which are difficult to estimate. Generally, the estimates for the first three months of each rolling forecast are binding commitments and cannot be cancelled. The estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. This limits our ability to react to fluctuations in demand for our products. If we are unable for any reason to achieve customer acceptance of our card products built with these NAND flash chips or if demand decreases, we will experience a significant increase in our inventory, which may result in inventory write-offs and harm our business, results of operations and financial condition. If we place purchase orders with Toshiba and our business condition deteriorates, we could experience reduced revenues, increased expenses, and increased inventory of unsold NAND flash wafers, which could adversely affect our operating results.

          In addition, in order for us to sell NAND based CF cards, SD cards, miniSD cards and MultiMediaCards, we have been developing new controllers, printed circuit boards and test algorithms. Any technical difficulties or delays in the development of these elements could prevent us from taking advantage of the available NAND output and could adversely affect our results of operations.

          We have a contingent indemnification obligation for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement.

          FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the lease, Toshiba is required to provide a guarantee to these financial institutions on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of March 31, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $135.2 million.

Risks Related to Our Investment in Tower Semiconductor Ltd.

          Our investment in Tower Semiconductor Ltd. is subject to certain inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition.

          In July 2000, we entered into a share purchase agreement to make a $75.0 million investment in Tower for its new wafer foundry facility, Fab 2. As of March 31, 2003, we had invested $68.0 million in Tower and obtained 6,100,959 ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 ordinary Tower shares at an exercise price of $7.50 per share. This warrant expires on October 31, 2006. The investment in the ordinary shares represents an approximate 14% equity ownership position in Tower as of March 31, 2003. As of March 31, 2003, we have recognized cumulative losses of approximately $43.0 million, as a result of the other-than-temporary decline in the value of our Tower investment and the impairment in value on our prepaid wafer credits and approximately $0.9 million in unrealized cumulative losses related to the fair value of the warrant purchased in October of 2002. Of these cumulative losses, $2.0 million related to the impairment in value of our prepaid wafer credits and $0.2 million related to a write-down in the fair value of the warrant in the first quarter of 2003. As of March 31, 2003, our investment in Tower was valued at $16.8 million, Tower prepaid wafer credits were valued at $4.0 million and the warrant to purchase ordinary Tower shares was valued at $0.4 million.

          In February 2003, we agreed to further amend our foundry investment agreements with Tower, by agreeing to advance the payment for the fifth and final milestone. This amendment is subject to approval by all required parties, including Tower’s shareholders and required Israeli governmental agencies and it further provides that the Investment Center of Israel shall not have informed Tower that it is not continuing its funding of the Fab 2 project. Tower has scheduled a shareholder’s meeting for May 14, 2003 to approve the amendment. If approved, and if the conditions set forth below with respect to Tower’s banks are met, the terms of the amendment require the payment of $11.0 million by us for the advanced fifth milestone and this payment will be made in two installments. The first installment of approximately $6.6 million will be due five business days after the amendment is approved by all required parties, including Tower’s shareholders; the second installment of approximately $4.4 million will be due five business days after Tower has raised additional funds equal to approximately $22.0 million, referred to as the Minimum Financing. Tower must complete the Minimum Financing prior to December 31, 2003, or we will not be obligated to pay the second installment. Each of the first and second installments will be paid provided Tower meets these conditions, whether or not Tower actually achieves its original fifth milestone obligation. Immediately following the advancement of the first installment, we will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the first installment divided by the average trading price for ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the amendment was approved by Tower’s board of directors, which was $2.98. Immediately following the advancement of the second installment, if it occurs, we will be issued fully-paid and non-assessable ordinary shares of Tower equivalent to the second installment divided by the price per ordinary share of Tower paid in connection with the Minimum Financing, or the Minimum Financing Price; provided, however, that if the Minimum Financing Price cannot reasonably be calculated from the documents evidencing the Minimum Financing, then the Minimum Financing Price shall be deemed to be the average trading price for the ordinary shares of Tower during the thirty (30) consecutive trading days preceding the date the second installment is paid. In addition, under the terms of the amendment, if approved, we will have the option to convert all or a portion of our unused pre-paid wafer credits associated with the September 2002 fourth milestone payment into fully-paid and non-assessable ordinary shares of Tower based on the average closing price of ordinary shares of Tower during the thirty (30) consecutive trading days preceding December 31, 2005.

          Subject to the following sentence, our obligations under the amendment are further subject to the receipt of the consent of Tower’s banks (i) to the postponement of a prior deadline by which Tower was required to have raised $110 million in equity financing, and (ii) to recognize a portion of the proceeds from the payment of the first installment in satisfaction of Tower’s obligation to raise funds. In the event that Tower shareholder approval is obtained, but the consents from Tower’s banks are still pending, and Tower’s banks agree to provide interim funding in the amount of at least $33.0 million (in cash, letters of credit or bank guarantees) and provided Tower has not received notice from the Investment Center of Israel as mentioned above, we will pay Tower (a) $3.6 million of the first installment payment following the receipt of such interim funding and shareholder approval of the amendment, and (b) an additional $58,085 (up to $681,750 in the aggregate) of the first installment of our fifth milestone commitment for each $1.0 million of interim funding in excess of $33.0 million that Tower’s banks agree to provide. If the remaining approvals are ultimately obtained and the banks provide their consents, we will fund the remaining portion of the first installment and the second installment in accordance with the terms of the amendment. In no event, however, shall our total obligation under the terms of the amendment, if approved and the interim funding arrangement described in the previous sentence exceed the $11.0 million payment we agreed to advance for the fifth and final milestone.

          Completion of Tower’s wafer foundry facility, Fab 2, is dependent on several factors and may never occur, which may harm our business and results of operations.

          Tower’s completion of Fab 2 is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or is unable to successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our equity investment in Tower and wafer credits will decline significantly or possibly become worthless. In addition, we may be unable to obtain sufficient supply of wafers to manufacture our products, which would harm our business. Further deterioration of market conditions for foundry manufacturing services and the market for semiconductor products may also adversely affect the value of our equity investment in Tower. If the fair value of our Tower investment declines further, we may record additional losses, which potentially could amount to the remaining recorded value of our Tower investment. Moreover, if Tower is unable to satisfy certain financial covenants and comply with certain conditions as required by its credit facility agreement, and therefore is not able to obtain additional bank financing, or if its current bank obligations are accelerated, or it fails to secure customers for its foundry capacity to help offset its fixed costs, any such failure could jeopardize the completion of Fab 2 and Tower’s ability to continue operations.

          We cannot assure you that the Tower facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price. Furthermore, if the depressed business conditions for semiconductor wafers persists throughout 2003 and beyond, Tower may be unable to operate Fab 2 at an optimum capacity utilization, which would cause Tower to operate at a loss or to discontinue operations.

          The current political unrest and violence in Israel may hinder Tower’s ability to obtain investment in and complete its fabrication facility, which would harm our business.

          Although we do not believe the current political unrest and continuing escalation of violence in Israel represent a major security problem for Tower since Migdal Haemek, Israel is in a relatively secure geographic location, the unrest may expand and even if it remains at current levels, the unrest could cause scheduling delays as well as economic uncertainty, either of which could cause potential investors and foundry customers to avoid Tower. Moreover, if U.S. military actions in Iraq, or elsewhere, result in retaliation against Israel, Tower’s fabrication facility may be adversely impacted, causing a decline in the value of our investment.

Risk Related to Our Investment in UMC

          Fluctuations in the market value of our UMC foundry investment affect our financial results and in the past we recorded a loss on investment in foundry on our UMC investment and we may record additional losses in the future.

          In 1997, we invested $51.2 million in United Silicon, Inc., or USIC, a semiconductor manufacturing subsidiary of United Microelectronics Corporation, or UMC, which was merged into the UMC parent company on January 3, 2000. In exchange for our USIC shares, we received 111 million UMC shares. In 2000, 2001 and 2002, we received additional shares as stock dividends totaling approximately 22 million, 20 million and 23 million shares, respectively. Our equity investment in UMC was valued at $102.5 million at March 31, 2003 and included an unrealized loss of $10.5 million, which was included in accumulated other comprehensive loss. If the fair value of our UMC investment declines in future periods and the loss is deemed to be other than temporary, we may record additional losses for those periods. In addition, in future periods, we may recognize a gain or loss upon the sale of our UMC shares, which will impact our financial results.

Risks Related to Vendors and Subcontractors

          We depend on our suppliers and third-party subcontractors for several critical components and our products and our business could be harmed if we are unable to obtain a sufficient supply of these components on a timely basis.

          We rely on our vendors, some of which are a principal source of supply, for several of our critical components. We do not have long-term supply agreements with some of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components.

          We also rely on third-party subcontractors for our wafer testing, packaged memory final testing, card assembly and card testing, including Silicon Precision Industries Co., Ltd. and United Test Center, Inc. in Taiwan and Celestica, Inc. and Flextronics in China. In addition to our existing subcontract suppliers, we are qualifying other subcontract suppliers for wafer testing, packaged memory final testing, card assembly and card testing services. We have no long-term contracts with existing subcontractors nor do we expect to have long-term contracts with new subcontract suppliers. As such, we cannot and will not be able to directly control product delivery schedules. Any significant problems that occur at our subcontractor suppliers, or their failure to perform at the level we expect could lead to product shortages or quality assurance problems, either of which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we are manufacturing on a turnkey basis with some of our existing subcontract suppliers as well as with our anticipated newly qualified subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products.

          We depend on third-party foundries for silicon wafers and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.

          All of our flash memory card products require silicon wafers, a substantial majority of which are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, as well as by UMC in Taiwan and to a lesser extent by Hitachi and Samsung. Our NAND flash memory products are substantially supplied by Toshiba’s Yokkaichi wafer fabrication facilities and, to a lesser extent, by Samsung. If Toshiba, FlashVision, Samsung and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations.

          Our obligation to provide a six-month rolling forecast of anticipated purchase orders under the terms of our wafer supply agreements with FlashVision, Hitachi, Samsung, Toshiba, Tower and UMC limits our ability to react to fluctuations in demand for our products, which may lead to excess wafer inventories and could result in higher operating expenses and reduced gross margins.

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

          The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely exclusively on independent offshore foundries for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve planned yields, we will experience higher costs and reduced product availability, which could harm our business, financial condition and results of operations.

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

          Our primary competitors include companies that develop and manufacture storage flash chips, such as Hitachi, Samsung and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Fujitsu, Intel, Macronix, Mitsubishi, Sharp Electronics and ST Microelectronics. Companies that combine controllers and flash memory chips developed by others into flash storage cards, or that resell flash cards under their brand name, include Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji, Hagiwara, Hama, I/O Data, Infineon, Jessops, Kingston Technology, Kodak, Lexar Media, M-Systems, Matsushita Battery, Matsushita Panasonic, Memorex, Micron Technology, PNY, PQI, Pretec, Silicon Storage Technology, Silicon Tek, Simple Technology, Sony, TDK, Toshiba, Viking Components and several other resellers primarily located in Taiwan.

          We have entered into agreements with, and face direct competition from, Toshiba, Samsung and other competitors.

          In 2000, we, along with Matsushita and Toshiba, formed the SD Association to jointly develop and promote the Secure Digital card. Under this arrangement, royalty-bearing Secure Digital card licenses will be available to other flash memory card manufacturers, resulting in increased competition for our Secure Digital card and other products. In addition, Matsushita and Toshiba sell Secure Digital cards that compete directly with our products. While other flash card manufacturers are required to pay license fees and royalties, which will be shared among Matsushita, Toshiba and us, there are no royalties or license fees payable among the three companies for their respective sales of the Secure Digital card. Thus, we forfeit potential royalty income from Secure Digital card sales by Matsushita and Toshiba.

          In addition, we and Toshiba each separately market and sell NAND flash memory products developed and manufactured by our joint venture, FlashVision. Accordingly, we compete directly with Toshiba for sales of these products. Moreover, we rely principally on Toshiba, and to a lesser extent Samsung, for our NAND flash memory supply.

          We have entered into patent cross-license agreements with several of our leading competitors, including Hitachi, Intel, Matsushita, SST, Samsung, Sharp, Sony, Toshiba and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party’s patent or patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently, we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms which are favorable to us, or at all.

          Our products compete against new products that promote different industry standards from ours, and if these new industry standards gain market acceptance, our business will be harmed.

          Competing products have been introduced that promote industry standards that are different from ours including M-Systems’ DiskOnKey, a USB-based memory device, the Secure MultiMediaCard from Hitachi and Infineon and the RS-MMC from Hitachi and Samsung. In addition, in 2002, Fuji and Olympus introduced the xD Picture card format, which could lead to decreased revenues, as well as write-downs for obsolete inventory, of our Smart Media card products in 2003. Each competing standard may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product. In addition, other companies, such as Matrix Semiconductor, have announced products or technologies that may potentially compete with our products.

          The Microdrive, which Hitachi recently acquired from IBM, is a rotating disk drive in a Type II CF format, which competes directly with our larger capacity CF memory cards. M-Systems’ DiskOnChip 2000 Millennium product competes against our NAND flash components in embedded storage applications such as set top boxes and networking appliances.

          Sony has licensed its proprietary Memory Stick to us and other companies and Sony has agreed to supply us a portion of its Memory Stick output for resale under our brand name. In addition, Sony has announced the Memory Stick Duo, a smaller version of its Memory Stick, and we and Sony have co-developed and co-own the specifications for the next generation Memory Stick, known as the MemoryStick Pro as well as the Memory Stick Pro Duo. If consumer electronics products using the MemoryStick Pro achieve widespread use, sales of our MultiMediaCard, SD card, miniSD, SmartMedia card and CF card products may decline.

          We face competition from products based on alternative flash technologies and if we cannot compete effectively, our business will be harmed.

          We also face competition from products based on alternative MLC flash technology from Intel and Hitachi. These products currently compete with our NAND MLC products. MLC flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by conventional flash technology. In addition, Infineon has recently formed a separate business unit, called Infineon Flash, that was formed to develop and commercialize a new flash technology called NROM, which offers 2 bits per cell and is claimed to match the density of our NAND MLC. Infineon has also stated its intention to utilize this NROM flash memory technology, once it reaches production, in a line of flash cards that will compete with our cards, including our MultiMediaCard and SD card. Moreover, each of Micron Technology, Inc., Hynix Semiconductor Inc., and ST Microelectronics, have stated their intention to compete with NAND flash memory with their own flash products. If any of these competitors is successful, this new competition could adversely impact our future sales.

          Furthermore, we expect to face competition both from existing competitors and from other companies that may enter our existing or future markets with similar or alternative data storage solutions, which may be less costly or provide additional features. Price is an important competitive factor in the market for consumer products. Increased price competition could lower gross margins if our average selling prices decrease faster than our costs and could also result in lost sales.

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

          Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CF card, SD card and SmartMedia card products, which currently represent the majority of our product revenues, have lower average selling prices and gross margins than our higher capacity FlashDisk and FlashDrive products. We believe that sales of CF card, SD card and SmartMedia card products will continue to represent the majority of our product revenues as consumer applications, such as digital cameras, portable digital music players, cell phones, cell phones that incorporate digital cameras, “Key Chain” USB drives used in laptop PC’s, and PDAs, become more popular. Flash data storage markets are intensely competitive, and price reductions for our products are necessary to meet consumer price points and may be significant. If we cannot reduce our product manufacturing costs in future periods to offset further price reductions, our gross margins and net profitability will suffer.

          Our selling prices may decline due to excess capacity in the market for flash memory products and if we cannot reduce our manufacturing costs to offset these price declines, our gross margins and net profitability will be harmed.

          In the past, worldwide flash memory supply has at times exceeded customer demand, causing excess supply in the markets for our products and significant declines in average selling prices. If this situation were to occur again in the future, price declines for our products could be significant. If we are unable to reduce our product manufacturing costs to offset these reduced prices, our gross margins and net profitability would be adversely impacted.

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

          In 2002, we continued to receive more product revenue and ship more units of products for consumer electronics applications, including digital cameras and PDAs, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition and drive demand.

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

          Sales of our products through our retail distribution channel include the use of third-party fulfillment facilities that hold our manufacturing components and finished goods on a consignment basis, and if these fulfillment facilities were to experience a loss with respect to our inventory, we may not be able to recoup the full cost of the inventory, which would harm our business.

          Our retail distribution channel utilizes third-party fulfillment facilities, such as Modus Media International, Inc. and Nippon Express. These fulfillment houses hold our manufacturing components and finished goods on a consignment basis, providing packout services for our retail business, which include labeling and packaging our generic cards, as well as shipping the finished product directly to our customers. While our third-party fulfillment houses bear the risk of loss with respect to our inventory, the amount we are reimbursed by them or their insurers may be less than our original cost of the inventory, which would harm our business, financial condition and results of operations.

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

          If we decide to incorporate third-party technology into our products or if we are found to infringe on others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third-party patents. Currently, we have patent cross-license agreements with several companies, including Hitachi, Intel, Matsushita, SST, Samsung, Sharp, Smartdisk, Sony, TDK and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms, or that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

          We have historically agreed to indemnify various suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. We are not currently engaged in any such indemnification proceedings. Our insurance policies exclude coverage for third-party claims for patent infringement. Any future obligation to indemnify our customers or suppliers could harm our business, financial condition or results of operations.

          We may be involved in litigation regarding our intellectual property rights or those of third parties, which would be costly and would divert the efforts of our technical and management personnel.

          Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. Furthermore, parties that we have sued and that we may sue for patent infringement may counter sue us for infringing their patents. Litigation involving intellectual property can become complex and extend for protracted time and is often very expensive. Such claims, whether or not meritorious, may result in the expenditure of significant financial resources, injunctions against us or the imposition of damages that we must pay and would also divert the efforts and attention of some of our key management and technical personnel. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. Moreover, if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments, our business would be harmed. For new information concerning pending matters reported in our Annual Report on Form 10-K for fiscal year ended December 31, 2002, or new pending matters, see Item 1 “Legal Proceedings” in Part II of this quarterly report.

Risks Related to Our International Operations, the War in Iraq and Threats of War Elsewhere, and Changes in Securities Laws and Regulations

          Because of our international operations, we must comply with numerous international laws and regulations and we are vulnerable to political instability and currency fluctuations.

          Political risks. Currently, all of our flash memory, controller wafers and flash memory products are produced overseas by FlashVision, Hitachi, Samsung, Toshiba, Tower and UMC. We also use third-party subcontractors in Taiwan, China and Japan for the assembly and testing of some of our card and component products. We may, therefore, be affected by the political, economic and military conditions in these countries. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other’s territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or card products by our Taiwanese or Japanese foundries and subcontractors.

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

          General risks. Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, such as the earthquakes experienced in Taiwan in 1999 and in Japan and China in previous years;

•	reduced sales to our customers or interruption to our manufacturing processes, in the Pacific Rim that may arise from the current SARS epidemic in Asia;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	longer payment cycles and greater difficulty in accounts receivable collection, particularly as we increase our sales through the retail distribution channel and general business conditions deteriorate;

•	adverse tax rules and regulations;

•	weak protection of our intellectual property rights; and

•	delays in product shipments due to local customs restrictions.

          Terrorist attacks and threats, and government responses thereto, the war in Iraq and threats of war elsewhere, may negatively impact all aspects of our operations, revenues, costs and stock price.

          The terrorist attacks in the United States, the U.S. retaliation for these attacks, the war in Iraq and threats of war elsewhere and the related decline in consumer confidence and continued economic weakness have had a negative impact on consumer retail demand, which is the largest channel for our product sales. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. In addition, recent consumer reports indicate that consumer confidence has reached its lowest level since 1993. If consumer confidence continues to decline or does not recover, our revenues and results of operations may be adversely impacted throughout 2003 and beyond. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

          Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

          The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The Act also required the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made, Nasdaq has proposed revisions to its requirements for companies, such as us, that are Nasdaq-listed. We expect these developments to increase our legal and financial compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Risks Related to Our Charter Documents, Stockholder Rights Plan, Our Stock Price, Our Debt Rating and the Raising of Additional Financing

          Anti-takeover provisions in our charter documents, stockholder rights plan and in Delaware law could prevent or delay a change in control and, as a result, negatively impact our stockholders.

          We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a stockholder rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could prevent us from being acquired. In addition, our certificate of incorporation grants the board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third-party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that except in certain limited circumstances a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of SanDisk.

          Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments.

          The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ending March 31, 2003, our stock price fluctuated significantly from a low of $9.60 to a high of $29.20. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock. Furthermore, the market price for our convertible subordinated notes, or notes may be adversely affected by declines in the market price of our common stock or deterioration of our financial performance, declines in the overall market for similar securities and the actual or perceived performance or prospects for companies in our industry.

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

          In addition, we have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of March 31, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $135.2 million.

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

          In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our contingent indemnification obligations to Toshiba and obligations under the notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders. The notes are also effectively subordinated to the liabilities of any of our subsidiaries (including trade payables, which as of March 31, 2003 were approximately $1.8 million). Neither we, nor our subsidiaries are limited from incurring debt, including senior indebtedness, under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. We anticipate that from time to time we will incur additional debt, including senior indebtedness. Our subsidiaries are also likely to incur liabilities in the future.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

          Please refer to our Form 10-K for the year ended December 31, 2002.

Item 4.        Controls and Procedures

          (a)  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

          Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. Furthermore, parties that we have sued and that we may sue for patent infringement may counter-sue us for infringing their patents. Litigation involving intellectual property can become complex and extend for a protracted time, and is often very expensive. Such claims, whether or not meritorious, may result in the expenditure of significant financial resources, injunctions against us or the imposition of damages that we must pay and would also divert the efforts and attention of some of our key management and technical personnel. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. Moreover, if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments, our business would be harmed.

          On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against us and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against us but named more than twenty-five additional defendants. The Amended Complaint alleges that we, and the other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. On February 4, 2002, we filed an answer to the amended complaint, wherein we alleged that we do not infringe the asserted patents, and further that the patents are not valid or enforceable.

          On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987 or the ‘987 Patent. Defendants have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. A hearing on claims construction and Ritek’s motion for summary judgment of non-infringement was scheduled for May 2, 2003; however the Court has advised the parties that it will reschedule this hearing to an as-yet-determined later date in order to accommodate the Court’s calendar.

          On November 30, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Power Quotient International—USA Inc., or PQI-USA. In the suit, captioned SanDisk Corp. v. Power Quotient International—USA Inc., Civil No. C 01-21111, we sought damages and an injunction against PQI-USA from making, selling, importing or using flash memory cards that infringe our U.S. patent No. 5,602,987. The PQI-USA complaint and litigation are related to the October 31, 2001 litigation referred to above. On October 16, 2002, Power Quotient International Co., Ltd. and Power Quotient International—USA entered into a Consent Judgment of Infringement and Validity and Injunction and settlement agreement with us, in which both PQI companies stipulated that the CompactFlash™ and PC ATA cards sold by them infringe our ’987 Patent and that the ’987 Patent is valid and enforceable. In addition, both PQI companies are “enjoined from using in the United States, making in the United States . . . selling in the United States . . . or importing into the United States for sale, CompactFlash™ and PC ATA cards.” In addition, the PQI companies will pay us an undisclosed amount for past damages and the parties agreed to dismiss all claims between SanDisk and the PQI companies in both lawsuits described above without prejudice. The Consent Judgment of Infringement and Validity and Injunction has been approved and entered by the Court.

Item 2.          Changes in Securities

                      None

Item 3.         Defaults upon Senior Securities

                      None

Item 4.          Submission of Matters to a Vote of Security Holders

                      None

Item 5.          Other Information

                      None.

Item 6.          Exhibits and Reports on Form 8-K

                      A. Exhibits

Exhibit
Number	Exhibit Title

10.1	Amendment to Share Purchase Agreement, dated as of February 21, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.

10.2	Side Letter to Amendment to Share Purchase Agreement, dated as of February 24, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.

10.3	Side Letter to Amendment to Share Purchase Agreement, dated as of April 14, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

          On January 8, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing the settlement and dismissal of all pending litigation between SanDisk Corporation and Micron Technology, Inc.

          On January 24, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing its fourth quarter and fiscal year 2002 financial results.

          On March 26, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 9 the filing of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 with the Securities and Exchange Commission. Accompanying the report were certifications of the Registrant’s Chief Executive Officer, Eli Harari, and Chief Financial Officer, Michael Gray, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, codified at 18 U.S.C. §1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)

Dated: May 14, 2003	By:	/s/ Michael Gray Michael Gray Chief Financial Officer, Senior Vice President Finance and Administration (On behalf of the Registrant and as Principal Financial Officer)

I, Eli Harari, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SanDisk Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Eli Harari Eli Harari Chief Executive Officer

I, Michael Gray, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SanDisk Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Michael Gray Michael Gray Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.1	Amendment to Share Purchase Agreement, dated as of February 21, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.

10.2	Side Letter to Amendment to Share Purchase Agreement, dated as of February 24, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.

10.3	Side Letter to Amendment to Share Purchase Agreement, dated as of April 14, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.