Form 10-Q
period 2003-06-30
SANDISK CORP
filed 2003-08-08
CIK 1000180

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

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

Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of June 29, 2003

Common Stock, $0.001 par value	69,813,650

Class	Number of shares

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002*

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$323,830	$266,635
Short-term investments	206,508	189,856
Investment in foundries	151,425	110,069
Accounts receivable, net	102,262	81,086
Inventories	74,480	88,595
Prepaid expenses, other current assets and tax receivable	22,986	18,489

Total current assets	881,491	754,730
Property and equipment, net	45,550	30,307
Investment in foundries	—	24,197
Investment in FlashVision	142,448	142,825
Deferred tax asset, deposits and other non-current assets	12,549	21,520

Total Assets	$1,082,038	$973,579

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$55,342	$28,294
Accounts payable to related parties	35,480	26,349
Accrued payroll and related expenses	14,238	11,690
Income taxes payable	18,682	15,978
Deferred tax liability	1,519	6,922
Research and development liability, related party	4,500	10,507
Other accrued liabilities	26,655	26,780
Deferred income on shipments to distributors and retailers and deferred revenue	45,868	43,760

Total current liabilities	202,284	170,280
Convertible subordinated notes payable	150,000	150,000
Other liabilities	1,608	2,404
Deferred revenue	24,272	23,175

Total Liabilities	378,164	345,859
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	592,385	585,968
Retained earnings	151,016	84,765
Accumulated other comprehensive loss	(39,527)	(43,013)

Total stockholders’ equity	703,874	627,720
Total Liabilities and Stockholders’ Equity	$1,082,038	$973,579

*Information derived from the audited Consolidated Financial Statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues:
Product	$214,044	$115,677	$369,492	$202,136
License and royalty	20,582	12,021	39,614	18,181

Total revenues	234,626	127,698	409,106	220,317
Cost of product revenues	145,854	84,384	248,743	165,783

Gross profits	88,772	43,314	160,363	54,534
Operating expenses:
Research and development	19,349	17,273	36,927	31,823
Sales and marketing	15,525	8,817	28,167	17,865
General and administrative	7,239	6,591	13,924	11,257

Total operating expenses	42,113	32,681	79,018	60,945
Operating income (loss)	46,659	10,633	81,345	(6,411)
Equity in income (loss) of joint ventures	(100)	1,740	39	1,247
Interest income	1,823	2,183	4,011	4,497
Interest expense	(1,687)	(1,707)	(3,375)	(3,363)
Loss on investment in foundries	(1,417)	—	(3,583)	—
Loss on equity investment	—	—	(4,500)	—
Other income (expense), net	161	(1,929)	(855)	(1,983)

Income (loss) before taxes	45,439	10,920	73,082	(6,013)
Provision for (benefit from) income taxes	4,113	1,880	6,831	(11,319)

Net income	$41,326	$9,040	$66,251	$5,306

Net income per share
Basic	$0.59	$0.13	$0.95	$0.08
Diluted	$0.52	$0.13	$0.86	$0.07
Shares used in computing net income per share
Basic	69,602	68,711	69,445	68,654
Diluted	82,369	70,977	81,163	70,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$66,251	$5,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,921	9,701
Deferred taxes	(14,771)	(11,151)
Allowance for doubtful accounts	651	350
Amortization bond issuance costs	440	427
Loss on investment in foundry	3,583	—
Loss on equity investment	4,500	—
Equity in income of joint ventures	(39)	(1,247)
Gain on disposal of fixed assets	(39)	(1,286)
Changes in operating assets and liabilities:
Accounts receivable, net	(21,827)	(25,472)
Income tax receivable	1,563	(480)
Inventory	14,115	(3,403)
Prepaid expenses and other current assets	(6,060)	5,330
Deposits and other assets	(28)	1,533
Investment in FlashVision	416	6,190
Accounts payable	27,048	6,187
Accrued payroll and related expenses	2,548	489
Income taxes payable	2,704	(114)
Other current liabilities	(125)	3,607
Other current liabilities, related parties	9,131	(99)
Research and development liabilities, related parties	(6,007)	6,887
Deferred revenue	3,205	13,080
Other non-current liabilities	(796)	3,263

Net cash provided by operating activities	96,384	19,098
Cash flows from investing activities:
Purchases of short term investments	(84,623)	(78,618)
Proceeds from sale of short term investments	67,583	49,591
Restricted cash	—	64,734
Investment in FlashVision	—	4,199
Investment in foundries	(3,600)	(11,001)
Proceeds from sale of fixed assets	129	—
Acquisition of capital equipment	(25,095)	(8,331)

Net cash (used in) provided by investing activities	(45,606)	20,574
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated notes	—	24,366
Issuance of common stock	6,417	2,277

Net cash provided by financing activities	6,417	26,643
Net increase in cash and cash equivalents	57,195	66,315
Cash and cash equivalents at beginning of period	266,635	189,499

Cash and cash equivalents at end of period	$323,830	$255,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          1. Basis of presentation

               These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of June 30, 2003, and the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K as of, and for, the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

               The Company’s results of operations for the three and six month periods ended June 30, 2003 and 2002 and its cash flows for the six month periods ended June 30, 2003 and 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2003, or for any future period.

               The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarters of 2003 and 2002 ended on March 30, 2003 and March 31, 2002 and the second fiscal quarters ended on June 29, 2003 and June 30, 2002. Fiscal year 2003 is 52 weeks long and ends on December 28, 2003. Fiscal year 2002 was 52 weeks long and ended on December 29, 2002. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          2. Summary of Significant Accounting Policies

               Principles of Consolidation. The consolidated financial statements include the accounts of SanDisk Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

               Foreign Currency Translation. The U.S. dollar is the functional currency for most of the Company’s foreign operations. Gains and losses on the remeasurement into U.S. Dollars of the amounts denominated in foreign currencies are included in the net income (loss) for those operations whose functional currency is the U.S. dollar and translation adjustments are included in other comprehensive income (loss) and as accumulated other comprehensive income (loss), for those operations whose functional currency is the local currency. The Japanese Yen is the functional currency for the Company’s FlashVision joint venture.

               Warranty Costs. A majority of the Company’s products are warrantied for one to seven years. A provision for the estimated future cost related to warranty expense is recorded and included in the cost of revenue when revenue is recognized. The Company’s warranty obligations are affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates or repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty liability would be required.

               The Company’s warranty activity is as follows (in thousands):

	Additions
Balance at	Charged to			Balance at
December 31, 2002	Costs of Revenue	(Usage)	Adjustments	June 30, 2003

$3,472	$5,514	$(2,753)	$—	$6,233

               Stock-Based Compensation. The Company accounts for employee stock-based compensation using the intrinsic value method and accordingly, no expense has been recognized for options granted to employees under the plans as the grant price is set at the fair market value of the stock on the day of grant. The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” had been applied to all stock-based awards (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$41,326	$9,040	$66,251	$5,306
Fair value method expense, net of related tax	(9,604)	(7,994)	(18,796)	(10,129)

Pro forma net income (loss)	$31,722	$1,046	$47,455	$(4,823)

Pro forma basic income (loss) per share	$0.45	$0.02	$0.68	$(0.07)

Pro forma diluted income (loss) per share	$0.41	$0.01	$0.63	$(0.07)

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made as of June 30, 2003 and 2002:

	June 30,

	2003	2002

Dividend yield	None	None
Expected volatility	0.970	0.978
Risk free interest rate	2.70%	4.49%
Expected lives	5 years	5 years

               The per share weighted-average fair value of options granted during the second quarters of 2003 and 2002 were $23.47 and $10.11, respectively. The per share weighted-average fair value of options granted during the first six months of 2003 and 2002 were $13.93 and $9.75, respectively.

               The pro forma net income (loss) and pro forma net income (loss) per share listed above include expense related to our employee stock purchase plans. The fair value of issuance under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes model, with the following weighted-average assumptions for issuances made as of June 30, 2003 and 2002, respectively:

	2003	2002

Dividend yield	None	None
Expected volatility	0.840	0.89
Risk free interest rate	3.07%	4.33%
Expected lives	1/2 year	1/2 year

               Recent Accounting Pronouncements — In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on the Company’s financial position or results of operations.

               In November 2002, the FASB issued Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 will adopted in the third quarter of fiscal 2003 and is not expected to have a material impact on the consolidated financial statements.

               In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APBO 25. The Company adopted the disclosure requirements of SFAS 148 in the quarter ended March 28, 2003 and will continue to use the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for the fair value of stock awards issued to employees.

               In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“FAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the provision of this statement to have a significant impact on the Company’s results of operations or financial position

               In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those financial instruments were previously classified as equity. The Company does not expect SFAS No. 150 to have a significant impact on its operations or financial position.

          3. Inventories

               Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis, which approximates actual costs on a first-in, first-out basis. Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows (in thousands):

	June 30,	December 31,
	2003	2002

	(in thousands)
Inventories:
Raw material	$11,021	$7,916
Work-in-process	25,870	25,408
Finished goods	37,589	55,271

Total Inventories	$74,480	$88,595

               In the second quarter and first six months of 2003, the Company sold approximately $3.8 million and $5.6 million, respectively, of inventory that had been fully written off in previous quarters. In the second quarter and first six months of 2002, the Company sold approximately $5.3 million of inventory that had been fully written off in previous quarters. The Company may be forced to take additional write-downs for excess or obsolete inventory in future quarters if inventory levels exceed forecasted customer orders. In addition, the Company may record lower of cost or market price adjustments to its inventories if continued pricing pressure results in a net realizable value that is lower than its manufacturing cost. Although the Company continuously tries to maintain its inventory in line with the near term forecasted level of business, the Company is obligated to honor existing purchase orders that have been placed with its suppliers. In the case of its FlashVision joint venture, the Company is obligated to purchase 50% of the production output, which makes it more difficult for the Company to reduce its inventory in times when the demand forecast is reduced.

          4. Accumulated Other Comprehensive Loss

               Accumulated other comprehensive loss presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-term portion of the Company’s investments in UMC and Tower, net of the related tax effects, for all periods presented.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

		(In thousands)
Net Income	$41,326	$9,040	$66,251	$5,306
Unrealized gain (loss) on foundries	18,251	(40,232)	3,875	(31,982)
Unrealized gain (loss) on available-for-sale securities	(191)	721	(389)	121

Comprehensive income (loss)	$59,386	$(30,471)	$69,737	$(26,555)

               Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheet consists of the accumulated gains and losses on available-for-sale marketable securities for all periods presented (in thousands):

	June 30,	December 31,
	2003	2002

Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$666	$1,055
Available-for-sale investment in foundries	(40,193)	(44,068)

Total accumulated other comprehensive loss	$(39,527)	$(43,013)

               The amount of income tax expense allocated to unrealized gain/loss on investments was $37.4 million as of December 31, 2002. The amount of income tax expense allocated to unrealized gain on available-for-sale securities was immaterial as of December 31, 2002.

          5. Restructuring and related activities

               As of December 31, 2002, with the exception of leases related to the abandoned excess leased facilities, the Company had made all payments associated with its restructuring in the second half of 2001 and first half of 2002. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in 2003 and later periods. In the first quarter of 2003, the Company entered into a sublease for a portion of the abandoned warehouse facility, which will expire in July of 2005. The applicable sublease income will partially offset the restructuring reserve balance until completely utilized in 2004.

               The following table summarizes the restructuring activity from inception of the plan through June 30, 2003:

		Workforce	Lease
	Equipment	Reduction	Commitments	Total

		(In thousands)
Restructuring charge, September 30, 2001	$6,383	$1,094	$1,033	$8,510
Non-cash charges	(6,027)	—	—	(6,027)
Cash payments	—	(805)	—	(805)

Accrual balance, December 31, 2001	356	289	1,033	1,678
Non-cash charges	(17)	—	—	(17)
Adjustments	(339)	321	18	—
Cash payments	—	(610)	(471)	(1,081)

Accrual balance, December 31, 2002	—	—	580	580
Cash payments	—	—	(146)	(146)
Cash receipts	—	—	38	38

Accrual balance, March 31, 2003	—	—	472	472
Cash payments	—	—	(194)	(194)
Cash receipts	—	—	103	103

Accrual balance, June 30, 2003	$—	$—	$381	$381

          6. Net Income per Share

               The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Numerator used in computing basic net income per share	$41,326	$9,040	$66,251	$5,306

Numerator for diluted net income per share:
Interest expense, net of tax, related to convertible debt	1,744	—	3,464	—

Numerator used in computing diluted net income per share	$43,070	$9,040	$69,715	$5,306

Denominator for basic net income per share:
Weighted average common shares	69,602	68,711	69,445	68,654

Basic net income per share	$0.59	$0.13	$0.95	$0.08

Denominator for diluted net income per share:
Weighted average common shares	69,602	68,711	69,445	68,654
Weighted average number of shares on an if-converted basis	8,139	—	8,139	—
Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	4,628	2,266	3,579	2,337

Shares used in computing diluted net income per share	82,369	70,977	81,163	70,991

Diluted net income per share	$0.52	$0.13	$0.86	$0.07

               Basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share includes the dilutive effects of stock options, warrants, and convertible securities. For the second quarters of 2003 and 2002 and for the six months ended June 30, 2003 and 2002, options to purchase 3,092,766, 4,474,040, 3,359,078 and 4,653,350 shares of common stock, respectively, have been omitted from the diluted net income per share calculation because the options’ exercise price was greater than the average market price of the common shares and therefore the effect would be antidilutive.

          7. Commitments, Litigation, Contingencies and Guarantees

Commitments

               The terms of the FlashVision joint venture, as described in Note 9, contractually obligate the Company to purchase half of FlashVision’s NAND wafer production output. The Company also has the ability to purchase additional capacity under a foundry arrangement (also discussed more fully at Note 9) with Toshiba. Under the terms of the Company’s foundry agreement with Toshiba, the Company will provide Toshiba with a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under this arrangement relating to the first three months of the six-month forecast are binding, at market prices and cannot be cancelled. At June 30, 2003, approximately $33.5 million of non-cancelable purchase orders for flash memory wafers from Toshiba and FlashVision were outstanding. In addition, as a part of the joint venture agreement, the Company is required to fund certain research and development expenses related to the development of advanced NAND flash memory technologies. As of June 30, 2003, the Company had accrued liabilities related to those expenses of $4.5 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of the Company’s revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred.

               Given the current apparent acceleration in global demand for flash memory wafers and assuming that the markets for the Company’s products continue their current growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to the Company from all its current sources. In that case, the Company may need to secure for itself substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithography. Accordingly, the Company and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. Toshiba and the Company plan to substantially increase Yokkaichi’s 200 mm Flash memory wafer output in 2003 and 2004. The capacity expansion will be partially funded through FlashVision internally generated funds, as well as through additional investments by Toshiba and SanDisk. As of June 30, 2003, the Company has committed to fund approximately $17.0 million for the initial fabrication capacity expansion through the first quarter of 2004. The Company expects to make further substantial commitments for capacity expansion at FlashVision in the next two to three years, which may include investing in a new, more advanced 300 mm wafer fabrication facility, and may need to raise additional capital to do so.

               At June 30, 2003, the Company had approximately $81.3 million total non-cancelable outstanding purchase orders from certain of its suppliers and subcontractors. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at June 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

		Remainder
		of Fiscal	Fiscal 2004	Fiscal 2006
	Total	2003	– 2005	– 2007	Fiscal 2008

CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000	$—	$—	$150,000	$—
Interest payable on convertible subordinated notes	23,625	3,375	13,500	6,750	—
Operating leases	7,827	1,621	5,176	1,030	—
Investment in Tower	7,400	7,400	—	—	—
FlashVision research and development, fabrication capacity expansion and start-up costs	110,400	11,400	51,000	32,000	16,000
Non-cancelable purchase commitments	81,297	81,297	—	—	—

Total contractual cash obligations	$380,549	$105,093	$69,676	$189,780	$16,000

		Remainder
		of Fiscal	Fiscal 2004
	Total	2003	– 2005	Thereafter

CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$442	$106	$336	$—

Total contractual cash income	$442	$106	$336	$—

Litigation

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

               On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. patent No. 5,602,987, or the ‘987 Patent. Defendants have filed answers denying the allegations. The Company filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe the Company’s ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied the Company’s motion. Discovery has commenced. Ritek has filed a motion for summary judgment of non-infringement, and the Company has filed a cross-motion for summary judgment of Ritek’s infringement. A hearing on those motions and on claim construction of the ‘987 Patent is currently scheduled for August 13, 2003.

               On or about June 9, 2003, the Company received written notice from Infineon that it believes the Company has infringed Infineon’s U.S. Patent No. 5,726,601, or the ‘601 patent. The Company contends that it has not infringed any valid claim of the ‘601 patent. On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity in the United States District Court for the Northern District of California. In the suit, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ, the Company seeks a declaration that it has not infringed the ‘601 patent and that the patent is invalid.

Contingencies

               FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of June 30, 2003, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $128.7 million.

Guarantees

               The Company has historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. The nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

               As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2003.

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

               Under SFAS 133, all derivatives are recorded at fair market value on the balance sheet, classified in other assets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period.

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

               The Company reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Hedge ineffectiveness was not material in the second quarter and first six months of fiscal 2003. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

               The Company had foreign exchange contract lines in the amount of $120.0 million at June 30, 2003. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. At June 30, 2003, the Company had no forward contracts outstanding.

               At June 30, 2003, the Company had $20.3 million in Japanese Yen-denominated accounts payable designated as fair value hedges against Japanese Yen-denominated net assets of $18.1 million. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. There was no unrealized loss on derivative instruments as of June 30, 2003.

               The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. Foreign exchange losses were $1.7 million in the second quarter of 2002, and $0.5 million and $1.6 million in the first six months of 2003 and 2002, respectively. These amounts are included in other expense, net, in the condensed consolidated statements of income.

          9. Joint Venture, Strategic Manufacturing Relationships and Investments

               FlashVision — In April 2002, the Company and Toshiba restructured their FlashVision Dominion Semiconductor business in Virginia by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. Under the terms of the agreement, Toshiba transferred the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and undertook full responsibility for the equipment transfer and production set up. The FlashVision operation at Yokkaichi continues the joint venture on essentially the same terms as the parties had at Dominion. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) with Mizuho Corporate Bank, Ltd. and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, the Company will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of June 30, 2003 the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $128.7 million.

               UMC — At June 30, 2003, the Company’s equity investment in United Microelectronics, Inc., or UMC was valued at $114.6 million on the Company’s condensed consolidated balance sheet. In previous periods, the Company has received additional shares of UMC stock in the form of stock dividends. These shares are included in the 176.3 million total UMC shares classified as available-for-sale in accordance with SFAS No. 115 and are reported at a market value of $114.6 million as current assets on the Company’s condensed consolidated balance sheet. The Company had 11 million shares at December 31, 2002, which as of June 2003, are no longer included in non-current assets as they do not contain trading restrictions that extend beyond one year and are now combined as a part of the total 176.3 million UMC shares classified as available-for-sale in current assets on the Company’s condensed consolidated balance sheet. UMC’s share price increased to New Taiwan dollars, or NT$, of NT$22.60 at June 30, 2003, from a price of NT$20.20 at March 31 2003, resulting in a $12.1 million increase in the value of the Company’s investment and this realized gain is included in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet. (See Note 4.) If the fair value of the UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record additional losses on these declines. In addition, in future periods, there may be a gain or loss if the UMC shares are sold, due to fluctuations in the market value of UMC’s stock.

               Tower Semiconductor — In July 2000, the Company entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of June 30, 2003, the Company had invested $71.6 million in Tower and obtained 7,307,798 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 7,307,798 Tower ordinary shares represented an approximate 15% equity ownership position in Tower as of June 30, 2003. In the second quarter and first six months of 2003 the Company recorded write-downs to the value of the wafer credits of $1.9 million and $3.9 million, respectively. In the second quarter and first six months of 2003 the Company recorded a $0.5 million and $0.3 million gain, respectively, related to the mark to fair value of the warrant. Also as of June 30, 2003, the Company has recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of its Tower ordinary shares investment, $12.2 million as a result of the impairment in value on its prepaid wafer credits and $0.4 million on its warrant to purchase Tower ordinary shares. As of June 30, 2003, the Company’s investment in Tower was valued at $36.0 million and included an unrealized gain of $11.6 million, recorded as a component of accumulated other comprehensive income on the Company’s condensed consolidated balance sheet. The Company’s Tower prepaid wafer credits were valued at $2.1 million and the warrant to purchase Tower ordinary shares was valued at $0.9 million.

               In February 2003, the Company agreed to further amend its foundry investment agreements with Tower and advance the payment of $11.0 million for the fifth and final milestone in two installments regardless of whether the milestone was met, a first installment of approximately $6.6 million and a second installment of approximately $4.4 million. Tower’s shareholders approved the amendment in May 2003 and, unless the Investment Center of Israel informs Tower that it is not continuing its funding of the Fab 2 project, the amendment becomes effective when (1) approved by certain Israeli governmental agencies and (2) when Tower’s banks agree to (a) postpone a prior deadline by which Tower was required to have raised $110.0 million in equity financing and (b) recognize a portion of the proceeds from the payment of the first installment in partial satisfaction of Tower’s obligation to raise funds. Pursuant to a side letter to the amendment, while the consents from Tower’s banks are pending and (1) once the amendment was approved by Tower shareholders, and because (2) Tower had not received notice from the Investment Center of Israel as mentioned above and (3) once Tower’s banks had agreed to provide interim funding in the amount of at least $33.0 million, the Company paid Tower $3.6 million of the first installment on May 16, 2003 in exchange for 1,206,839 Tower ordinary shares. If Tower’s banks agree to provide additional interim funding in excess of $33.0 million, then the Company will pay Tower an additional $58,085 (up to $681,750 in total) of the first installment for each $1.0 million in interim funding in excess of $33.0 million that Tower’s banks agree to provide. If the remaining approvals from certain Israeli government agencies are ultimately obtained and the banks provide their consent, the Company will fund the remaining portion of the first installment and the second installment in accordance with the terms of the amendment. The remainder of the first installment, up to approximately $3.0 million, will be due five business days after approval of the amendment by all required parties and the banks issue their consents; the second installment of approximately $4.4 million will be due five business days after Tower has raised additional funds equal to approximately $22.0 million, referred to as the Minimum Financing. Tower must complete the Minimum Financing prior to December 31, 2003, or the Company will not be obliged to pay the second installment advancement of the remainder of the first installment, if it occurs, the Company will be issued approximately 1,005,698 Tower ordinary shares. Immediately following the advancement of the second installment, if it occurs, the Company will be issued Tower ordinary shares equivalent to the second installment divided by the price per ordinary share of Tower paid in connection with the Minimum Financing, or the Minimum Financing Price; if the Minimum Financing Price cannot reasonably be calculated from the documents evidencing the Minimum Financing, then the Minimum Financing will be deemed to be the average trading price for the ordinary shares of Tower during the 30 consecutive trading days preceding the date the second installment is paid. In addition, under the terms of the amendment, if approved by the required Israeli government agencies, the Company will have the option to convert all or a portion of its unused pre-paid wafer credits associated with the September 2002 fourth milestone payment into Tower ordinary shares based on the average closing price of Tower ordinary shares during the 30 consecutive trading days preceding December 31, 2005.

               10. Income Taxes

               The Company recorded an income tax provision of $4.1 million for the three months ended June 30, 2003, yielding an effective income tax rate of 9% for the second quarter of fiscal 2003. This compares to a tax provision of $1.9 million and a tax rate of 17% for the second quarter of fiscal 2002. The tax provision for the first six months of 2003 was $6.8 million, compared to a benefit provision of ($11.3) million for the same period in fiscal 2002. The tax provision in the second quarter of 2002 was primarily due to the impact of foreign withholding tax on the Company’s royalty revenues. The tax provision for the second quarter of 2003 is primarily due to provision for U.S.

income tax and foreign withholding taxes, and includes a benefit provided by a partial release of the valuation allowance that the Company carried at the end of fiscal 2002. The estimated annual effective tax rate for 2003 remains less than the statutory rate primarily due to taxes provided for US and foreign jurisdictions offset by the partial reversal of the valuation allowance.

               11. Subsequent Events

               On July 3, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The suit, captioned Philippe De Vries, Julia Frances Dunbar De Vries Trust, et al., v. Tower Semiconductor Ltd., et al., Civil Case No. 03 CV 4999, was filed against Tower and certain of its shareholders and directors, including the Company and Eli Harari, the Company’s President and CEO and a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including the Company. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses.

               On July 16, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission whereby the Company may from time to time offer and sell shares of its common stock with an aggregate offering price of up to $500.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

               Statements in this report that are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may materially differ from the results discussed in our forward-looking statements. Factors that could cause our actual results to materially differ include, but are not limited to, those discussed under “Factors That May Affect Future Results” below, and elsewhere in this report. Our business, financial condition or results of operations could be materially affected by any of these factors. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Overview

               SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. For the second quarter and first six months of 2003, approximately 87% of our product sales were attributable to the consumer electronics market, particularly sales of our CompactFlash, or CF card, Secure Digital, or SD card, Memory Stick and SmartMedia card products primarily in digital camera applications. We began shipping our miniSD card during the second quarter of 2003, selling over 1.5 million units and recognizing more than $10.0 million in related miniSD card product revenues. In addition, substantial portions of our products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel have immediate request dates, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs and sales levels. We believe sales to the consumer market will continue to represent a substantial majority of our sales, and may even increase as a percentage of sales in future years, as the popularity of consumer applications with flash memory, including digital cameras, portable digital music players, cell phones, cell phones that incorporate digital cameras, USB flash drives and PDAs, increases.

               Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, availability of foundry capacity from both captive and non-captive sources, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing capacity utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. In the event we are required to increase purchases of flash memory products from non-captive sources due to supply constraints on our captive sources, our product gross margins may be adversely impacted. We have experienced seasonality in the past, and as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become increasingly subject to seasonal increases in the fourth quarter of each year with declines in the first quarter of the following year. See “Factors That May Affect Future Results— Risks Related to Our Business – Our operating results may fluctuate significantly....” and “— Risks Related to Sales of Our Products — There is seasonality in our business....”

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

               We market our products using a direct sales organization, distributors, manufacturers’ representatives, private label partners, OEMs and retailers. In the second quarters of 2003 and 2002, retail sales accounted for 61% and 60% of total product revenues, respectively and 61% in the first six months of 2003 and 2002. Total revenue dollars from our retail channels increased 90% in the second quarter of 2003 over the comparable period in 2002 and represented an 84% increase for the first half of 2003 over the comparable period in 2002. We expect that sales through the retail channel will continue to comprise a significant portion of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers. In the second quarter of 2003 and 2002, sales to the OEM and industrial channels accounted for 29% and 30% of total product revenues, respectively and 29% in the first six months of 2003 and 2002. Total revenue dollars from our OEM and industrial channels increased 79% in the second quarter of 2003 over the comparable period in 2002, and represented an 82% increase for the first half of 2003 over the comparable period in 2002. Sales through our distributors accounted for 10% of total revenues for the second quarters and first six months of 2003 and 2002, and represented an increase in revenue dollars of 77% when compared to both the second quarter and first six months of 2002.

               Historically, a majority of our sales have been to a limited number of customers. Sales to our top 10 customers accounted for approximately 47% and 49% of our product revenues in the second quarter and first six months of 2003, respectively and approximately 51% of our product revenues in the second quarter and first six months of 2002. No single customer accounted for greater than 10% of our total revenues in the second quarters or first six months of 2003 or 2002. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers, could harm our business, financial condition and results of operations. See “Factors That May Affect Future Results — Risks Related to Sales of Our Products — Sales to a small number of customers represent a significant portion of our revenues....”

               All of our flash memory products require flash memory wafers, the substantial majority of which are currently manufactured for us by Toshiba Corporation’s, or Toshiba’s, wafer facility at Yokkaichi, Japan, under our joint venture agreement. Additionally, in August 2002, we entered into a seven-year supply agreement with Samsung Electronics Co., Ltd., or Samsung, which extended our existing relationship and allows us to purchase NAND flash memory products from Samsung’s fabrication facilities in South Korea. Industry-wide demand for semiconductors decreased significantly in 2001, due to decreased demand in the cellular phone markets and the broad, general economic downturn leading to a U.S. recession. Semiconductor manufacturers, including some of our suppliers and competitors, added new advanced wafer fabrication capacity prior to the downturn. This additional capacity, along with slowing economic conditions, resulted in excess supply and led to intense pricing pressure, which resulted in significant declines in our average sales price per megabyte.

               During 2002, demand increased and supply levels stabilized resulting in a more balanced supply/demand marketplace. Average selling prices declined approximately 50% during 2002. During the first six months of 2003, demand strengthened significantly and supply levels increased, but not at the same level as demand, resulting in some concerns over a component supply shortage in the near term. Average selling prices declined over 24% during the first quarter of 2003 when compared with the prior sequential quarter and declined by another 11% during the second quarter of 2003 on a sequential basis. The higher decline in the first quarter was driven by increased sales of 256 MB capacities as a result of various sales incentives offered by us. In the second quarter, with demand strengthening and a reduced level of incentives, average sales prices declined on a slower basis. While demand is currently exceeding supply, a change in the market could result in supply exceeding demand, resulting in higher declines in average selling prices. These declines in average selling prices could exceed our ability to reduce costs and could, therefore, negatively impact our operating profits in the future. Furthermore, if demand continues to outpace the availability of supply, our ability to increase revenues and grow our profits could be negatively impacted as a result of these limited supplies.

               Under our wafer supply agreements with FlashVision, Renesas Technology Corp., or Renesas, a new semiconductor company formed by Hitachi Ltd. and Mitsubishi Electric Corporation, Samsung, Toshiba, Tower

Semiconductor Ltd., or Tower, and United Microelectronics, Inc., or UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of all of FlashVision’s wafer production. This limits our ability to react to significant fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of flash memory wafers and flash memory products to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers or other flash memory products with acceptable prices and/or yields from any foundry, our business, financial condition and results of operations could be harmed. In addition, Tower is currently a sole source of supply for one of our new high volume controllers. Any interruption in Tower’s manufacturing operations resulting in delivery delays will adversely affect our ability to make timely shipments of some of our higher capacity products. If this occurs, our operating results will be adversely affected until we can qualify an alternate source of supply, which could take a quarter or more to complete.

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

               Excess inventory not only ties up our cash, but also can result in substantial losses if such inventory, or large portions thereof, has to be written down due to lower market pricing or product obsolescence. These inventory adjustments decrease gross margins and in prior years resulted in, and could in the future result in, fluctuations in gross margins and net earnings in the quarter in which they occur. See “Factors That May Affect Future Results—Risks Related to Our Business— Our operating results may fluctuate significantly....”

               Our sales may be impacted by changes in economic conditions in our international markets. Economic conditions in our international markets, including Japan, Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could affect our business, financial condition and results of operations. See “Factors That May Affect Future Results——Risks Related to Our International Operations and Changes in Securities Laws and Regulations – Because of our international operations, we must comply with numerous international laws and regulations....”

               For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. In the first six months of 2003 and for fiscal year 2002, we experienced start-up costs of approximately $2.0 and $6.5 million, respectively, associated with ramping up NAND wafer production at FlashVision. During the start-up phase, the fabrication equipment and operating expenses are applied to a relatively small output of production wafers, making this output very expensive. As of June 30, 2003, we had committed to fund approximately $17.0 million for the initial fabrication capacity expansion through the first quarter of 2004. We expect to make further substantial commitments for capacity expansion at FlashVision in the next two to three years, which may include investing in a new, more advanced 300 mm wafer fabrication facility, and may need to raise additional capital to do so.

               To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including the development of future generations of NAND flash memory. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. Moreover in the event of an over supply of flash memory products, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive. See “Factors That May Affect Future Results—Risks Related to Vendors and Subcontractors—We and our manufacturing partners must achieve acceptable manufacturing yields....”

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

               Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of collectibility. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the income on these sales is deferred until the retailers or distributors sell the merchandise to the end customer, or the rights of return expire. At June 30, 2003 and December 31, 2002, deferred income, from sales to distributors and retailers was $36.9 million and $34.8 million, respectively. Estimated product returns are provided for and were not material for any period presented in the condensed consolidated financial statements.

               We earn patent license revenue under patent cross-license agreements with several companies including Lexar Media, Inc., or Lexar, Renesas, Samsung, Sharp Electronics Corporation, or Sharp, Silicon Storage Technology, Inc., or SST, SmartDisk Corporation, Sony Corporation, or Sony, Olympus, and TDK. Our current license agreements provide for the payment of license fees or royalties, or a combination thereof, to us. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

               Revenue from patent licensing arrangements is recognized when earned. The timing of revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties. For certain of our licensees, we estimate royalty revenues earned based on our licensees’ preliminary reports, and align actual reported royalty revenues when we receive the final reports. We have received payments under our cross-license agreements, portions of which were recognized as revenue and portions of which were recorded as deferred revenue. Our cross license arrangements, that include a guaranteed access to flash memory supply, were recorded based upon the cash received for the arrangement as we do not have vendor specific objective evidence for the fair value of the intellectual property exchanged or supply guarantees received. Under these arrangements we have recorded the cash received as the total value of goods received and are recognizing the associated revenues over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as we meet certain obligations as provided in the various agreements. At June 30, 2003 and December 31, 2002, deferred revenue from patent license agreements was $33.3 million and $32.1 million, respectively. The cost of revenues associated with patent license and royalty revenues were insignificant for the three-month and six-month periods ending June 30, 2003 and 2002.

               We record reductions to revenue and trade-accounts receivable for customer programs and incentive offerings, including promotions and other volume-based incentives, when revenue is recorded based on estimated requirements. Marketing development programs, when granted, are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program. These incentives generally apply only to our retail customers, which represented 61% and 60% of our product revenues in the second quarters of 2003 and 2002, respectively, and 61% of our product revenues in both of the first six-month periods of 2003 and 2002. If market conditions were to decline, we may take actions to increase customer incentive offerings to our retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

               Allowance for Doubtful Accounts. We estimate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due based on our historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

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

               Valuation of Financial Instruments. In determining if and when a decline in market value on any of our financial instruments is below carrying cost and is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities, debt instruments and current equity investments. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

               Inventories and Inventory Valuation. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. Should actual market conditions differ from our estimates, our future results of operations could be materially affected.

               Deferred Tax Assets. We provide a valuation allowance against deferred tax assets if it is more likely than not that such an amount will not be realized. At December 31, 2002, we provided a full valuation allowance against the net deferred tax assets of approximately $66.0 million. Through the second quarter of 2003, based on the weight of all available evidence, we reversed a portion of the valuation allowance based primarily on our operating income through the second quarter and operating income we project for the balance of fiscal 2003, as well as on a reduction in the net deferred tax assets from an unrealized gain in our equity investments. The reversal of the valuation allowance through the second quarter reduced the estimated annual effective tax rate we used through the second quarter of 2003. Any reversal of the remaining valuation allowance in the current year would be based primarily on our ability to realize additional tax credit carryforwards and unrealized capital losses on our investments.

Results of Operations

               Product Revenues. Our product revenues were $214.0 million in the second quarter of 2003, up $98.4 million or 85% from the second quarter of 2002. The increase in product revenues in the second quarter of 2003 compared to the same period in the prior year, was primarily due to increased unit sales of our CF cards, SD cards, Memory Stick products and to product revenues related to the introduction of the miniSD card. During the second quarter of 2003 as compared to the second quarter of 2002, total flash memory product unit sales increased approximately 106% and total megabytes sold increased 219%, while our average selling prices per megabyte declined 41% due to pricing pressures.

               Our product revenues were $369.5 million in the first six months of 2003, up $167.4 million or 83% from the first six months of 2002. The increase in product revenues in the first half of 2003 compared to the same period in the prior year, was primarily due to increased unit sales of our CF cards, SD cards, Memory Stick products and to product revenues related to the introduction of the miniSD card. During the first half of 2003 as compared to the same period of 2002, total flash memory product unit sales increased approximately 96% and total megabytes sold increased 213%, while our average selling prices per megabyte declined 42% due to pricing pressures.

               Sales to the consumer market represented approximately 87% of product revenues, while the telecommunications/industrial market made up the remaining 13%, in the second quarter of 2003 and the first six months of 2003. This compares to product revenues of approximately 82% related to the consumer market and 18% related to the telecommunications/industrial market in the second quarter of 2002 and product revenues of 85% related to the consumer market and 15% related to the telecommunications/industrial market for the first six months of 2002. Sales to the retail channel represented 61% and 60% of product revenues in the second quarters of 2003 and 2002, respectively and 61% in the first six months of both 2003 and 2002. In addition, our OEM and distribution product revenues, which accounted for 39% and 40% of total product revenues in the second quarters of 2003 and 2002, respectively, and 39% in the first six months of both 2003 and 2002, are sold into both consumer and industrial markets. We expect that retail sales will continue to comprise a significant portion of our product revenues in the future.

               International sales represented 64% and 56% of our product revenues in the second quarters of 2003 and 2002, respectively, and 61% and 51% in the first six months of 2003 and 2002, respectively. We expect international sales to continue to represent a significant portion of our product revenues.

               Our top ten customers represented approximately 47% and 49% of our product revenues in the second quarters of 2003 and 2002, and 49% and 51% in the first six months of 2003 and 2002, respectively. In the second quarters and first six months of 2003 and 2002, no customer exceeded 10% of total revenues. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

               License and Royalty Revenues. License and royalty revenues from patent cross-license agreements were $20.6 million in the second quarter of 2003, compared to $12.0 million in the same period of 2002. License and royalty revenues for the first six months of 2003 and 2002 were $39.6 million and $18.2 million, respectively. These increases were primarily due to higher royalty-bearing sales by our licensees compared to the applicable periods in 2002 and to the one-time catch-up payment from one of our licensees of approximately $3.0 million that we recognized in the second quarter of 2003. Revenues from licenses and royalties represented 9% of total revenues in the both second quarters of 2003 and 2002, respectively. Revenues from licenses and royalties represented 10% and 8% of total revenues in the first six months of 2003 and 2002. The timing of royalty revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties. Royalty revenues fluctuate quarterly based on the level of royalty-bearing sales of our licensees that may occur in a given quarter. Our revenues from patent licenses and royalties can fluctuate significantly from quarter to quarter based on the timing of revenue recognition under our various license agreements.

               Gross Profits. In the second quarter of 2003, total gross profits were $88.8 million, or 38% of total revenues, compared to $43.3 million, or 34%, in the same period of 2002. In the first six months of 2003, gross profits were $160.4 million or 39% of total revenues compared to $54.5 million or 25% of total revenues in the first six months of 2002. In the second quarter of 2003, product gross margins were 32% compared to 27% in the same period of 2002. For the six months of 2003, product gross margins were 33% compared to 18% in the same period of 2002. These significant increases in product gross margins in the second quarter and first six months of 2003 compared to the same periods in 2002 were due to lower production costs as a result of a higher mix of sales of our more cost effective MLC chips and improved economies of scale due to the growth in unit volumes across our major product lines. However, in the event we are required to increase purchases of flash memory products from non-captive sources due to future supply constraints on our captive sources, our product gross margins may be adversely impacted.

               Research and Development Expenses. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $19.3 million in the second quarter of 2003, up $2.1 million or 12% from $17.3 million in the second quarter of 2002. In the first six months of 2003, research and development expenses were $36.9 million, up $5.1 million or 16% from the same period in 2002. These increases were primarily due to increased salary and related expenses associated with higher headcount in support of our product development efforts. We expect our research and development expenses to continue to increase in absolute dollars in future periods to support the development and introduction of new generations of flash data storage products, including our development efforts at our joint venture with Toshiba, our co-development agreement with Sony and our continual development of advanced controller chips.

               Sales and Marketing Expenses. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturers’ representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $15.5 million in the second quarter of 2003, up $6.7 million or 76% from $8.8 million in the second quarter of 2002. The increase in our second quarter of 2003 sales and marketing expenses compared to the same period in 2002 consisted of expenses associated with an increased salary and related expenses of $2.0 million related to additional headcount, a $1.3 million increase in outside commission expense and a $3.3 million increase in promotion expenses, all in support of our higher revenue base. In the first six months of 2003, sales ard marketing expenses were $28.2 million, up $10.3 million or 58% from $17.9 million for the same period in 2002. The increase in the first six months of 2003 was primarily due to an increase in salary and related expenses of $3.7 million, a $2.3 million increase in outside commission expense and a $3.8 million increase in promotion expense. We expect sales and marketing expenses to increase, in absolute dollars, as sales of our products grow and as we continue to develop our retail sales channel and brand awareness of our products.

               General and Administrative Expenses. General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $7.2 million in the second quarter of 2003, up $0.6 million or 10% from $6.6 million in the second quarter of 2002. The increase in total second quarter general and administrative expenses compared to the same period in 2002 consisted of increases in salary and related expenses of $2.1 million in support of our growth offset by a decrease of $1.5 million in legal fees. In the first six months of 2003, general and administrative expenses were $13.9 million, up $2.7 million or 24% from $11.3 million for the same period in 2002. The increase in the first six months of 2003 was primarily due to an increase of $4.0 million in salary and related expenses offset by a decrease of $1.1 million in legal fees. General and administrative expenses are expected to increase in absolute dollars in the future to defend our patent portfolio and expand our infrastructure to support our expected growth.

               Equity in Income (Loss) of Joint Ventures. Equity in income (loss) of joint ventures was ($0.1) million and $1.7 million in the second quarter of 2003 and 2002, respectively, and $39,000 and $1.2 million in the first six months of 2003 and 2002, respectively, and included our share of income and foreign exchange gains, net of expenses, from our FlashVision joint venture in 2003 and 2002 and losses from our Digital Portal joint venture in 2002.

               Interest Income. Interest income was $1.8 million and $2.2 million in the second quarters of 2003 and 2002, and $4.0 million and $4.5 million in the first six months of 2003 and 2002, respectively.

               Interest Expense. Interest expense on our outstanding convertible notes was $1.7 million in the second quarters of 2003 and 2002, respectively, and $3.4 million in the first six months of 2003 and 2002.

               Loss on Investment in Foundry. In the second quarter of 2003, we recognized a write-down of $1.9 million related to the recoverability of our Tower prepaid wafer credits, which at June 30, 2003 were valued at $2.1 million, and a $0.5 million adjustment increase to the fair value of our Tower warrant purchased during 2002 as determined using a Black-Scholes option pricing model. During the first six months of 2003 we recognized a total write-down of $3.9 million related to the recoverability of our Tower prepaid wafer credits that was partially offset by a net increase in the fair value of our Tower warrant of $0.3 million. We periodically assess the value of the warrant, our Tower ordinary shares and our prepaid wafer credits and adjust the value as necessary. In future periods, if we sell shares that we own in either UMC or Tower, we may recognize a gain or loss due to fluctuations in the market value of these stocks.

               Gain (Loss) on Equity Investment. In the first six months of 2003, we recognized a $4.5 million impairment charge as a result of our write-down of our equity investment in Divio, Inc., or Divio, in accordance with Statement of Financial Standards 115. We account for this investment under the cost method and at June 30, 2003, there is no value related to our Divio investment.

               Other Income (Expense), net. Other expense, net was $0.2 million and ($1.9) million in the second quarter of 2003 and 2002, respectively and ($0.9) million and ($2.0) million in the first six months of 2003 and 2002, respectively. These expenses were primarily due to foreign exchange gains and losses on our Japanese Yen denominated assets, gains and losses on disposal of fixed assets and note issuance expenses. Gain on the disposal of fixed assets was $0.5 million in the second quarter of 2003. Note issuance expenses related to our convertible notes were ($0.2) million in the second quarters of 2003 and 2002, and ($0.4) million in the first six months of 2003 and 2002. Foreign exchange losses were ($1.7) million in the second quarter of 2002, and ($0.5) million and ($1.6) million in the first six months of 2003 and 2002, respectively.

               Provision for (Benefit from) Income Taxes. Our income tax provisions for the second quarter and for the first six months of 2003 were $4.1 million and $6.8 million, respectively. The tax provisions for the same periods in fiscal 2002 were $1.8 million and a provision benefit of ($11.3) million, respectively. The tax provision in the second quarter of 2002 was primarily related to foreign withholding tax on our royalty revenues. Our provision for income taxes in the second quarter of 2003 was based on an estimated annual effective tax rate for 2003, and included a partial reversal of the valuation allowance that we carried at the end of fiscal 2002. This reversal of valuation allowance was primarily due to our operating income through the second quarter and our current projection of 2003 operating income, as well as a reduction in the net deferred tax assets from an unrealized gain in our equity investments. The estimated annual effective tax rate for 2003 is less than the statutory rate primarily due to the partial reversal of the valuation allowance through the second quarter of 2003. Any decision to maintain or reverse any of the remaining portion of the valuation allowance during the balance of the current year will be influenced primarily by our ability to realize certain foreign tax credit carry-forwards and capital losses. We cannot predict whether any further reversal will occur in the current year. The effective tax rate for the remainder of the current year could fluctuate depending on various factors, including our future taxable income, any reversal of the remaining valuation allowance, and any fluctuation in the value of our investments. To the extent that we may dispose of certain equity investments that have been accounted for under FAS 115, our tax rate may rise significantly as the proportionate share of taxes are reversed out of accumulated other comprehensive income (loss). See Note 4 in the condensed consolidated financial statements. We will evaluate the need for the remaining valuation allowance on a quarterly basis.

Liquidity and Capital Resources

Cash Flows

               At June 30, 2003, we had working capital of $679.2 million, which included $323.8 million in cash and cash equivalents, $206.5 million in unrestricted short-term investments, and $151.4 million relating to our investments in UMC and Tower.

               Operating activities for the first six months of 2003 provided $96.4 million of cash, primarily due to net income of $66.3 million, as well as non-cash charges, primarily depreciation of $9.9 million, and $3.6 million in loss on foundry investments related to a write-down of our Tower wafer credits and loss related to the adjustment in fair value of our warrant to purchase ordinary Tower shares, $4.5 million loss on write-down of our equity investment in Divio, $1.6 million income tax refund received, a $14.1 million decrease in inventory, $27.0 million increase in accounts payable, a $2.5 million increase in accrued payroll, $2.7 million increase in income tax payable, a $9.1 million increase in other current liabilities due to related parties, and a $3.2 million increase in deferred revenue. These amounts were partially offset by a $21.8 million increase in accounts receivable, a $14.8 million increase in non-cash charges for deferred taxes, a $6.1 million increase in prepaid expenses and other current assets, a $0.8 million decrease in other non-current liabilities, and a $6.0 million decrease in research and development liabilities due to related parties. Cash provided by operations was $19.1 million in the first six months of 2002.

               Net cash used in investing activities was $45.6 million for the first six months of 2003, and was comprised of purchases, net of proceeds, from short-term investments of $17.0 million, $3.6 million paid to Tower for the first installment of fifth milestone payment, and capital equipment purchases of $25.1 million. Net cash provided by investing activities was $20.6 million for the first six months of 2002.

               Net cash provided by financing activities of $6.4 million for the first six months of 2003 was from the sale of common stock through our stock option and employee stock purchase plans. Financing activities provided cash of $26.6 million for the first six months of 2002, primarily due to the sale of $25.0 million of our convertible notes in January of 2002.

Transactions Affecting Liquidity

Investment in UMC

               In January 2000, the USIC foundry was merged into its UMC parent company. In exchange for our USIC shares, we received 111 million UMC shares. All of the UMC shares we received as a result of the merger were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. As of June 30, 2003, the trading restrictions had expired on 88.9 million shares. The remaining 22.2 million shares will become tradable by the end of January 2004. We also received 23.0 million, 20.0 million and 22.2 million shares as stock dividends from UMC in 2002, 2001 and 2000, respectively. The UMC shares received as stock dividends for the three years ending December 31, 2002, are included in the 176.3 million total UMC shares classified as available-for-sale in accordance with SFAS No. 115 and are reported as current assets on our condensed consolidated balance sheet at a market value of $102.5 million. We had 11 million shares at December 31, 2002 which, as of June 30, 2003, are no longer included in non-current assets as they do not contain trading restrictions that extend beyond one year and are now combined as a part of the total UMC shares that are classified as available-for-sale in current assets on our condensed consolidated balance sheet. UMC’s share price increased to NT$22.60 at June 30, 2003, from a stock dividend adjusted price of NT$22.20 at December 31, 2002, resulting in a $1.6 million increase on our investment and this unrealized gain is included in accumulated other comprehensive loss on our condensed consolidated balance sheet. Our equity investment in UMC was valued at $114.6 million at June 30, 2003 and included an unrealized loss of $4.9 million, which was included in accumulated other comprehensive loss. If the fair value of the UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, we may recognize a loss upon the sale of our UMC shares, which would adversely impact our financial results.

Investment in FlashVision Joint Venture

               In June 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit and 1 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, we and Toshiba formed FlashVision, a joint venture, to equip and operate a silicon wafer manufacturing line at Toshiba’s Dominion Semiconductor facility in Manassas, Virginia. In April 2002, we and Toshiba restructured our FlashVision joint venture by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. Under the terms of the agreement, Toshiba transferred the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and undertook full responsibility for the equipment transfer and production set up. The FlashVision operation at Yokkaichi continues the joint venture on essentially the same terms as the parties had at Toshiba’s facility in Virginia. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank, N.V. and in April 2002 repaid all amounts outstanding. FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho and other financial institutions. Under the terms of this lease, Toshiba guaranteed these commitments on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of June 30, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $128.7 million.

               The terms of the FlashVision joint venture contractually obligate us to purchase half of FlashVision’s NAND wafer production output. We also have the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of our foundry agreement with Toshiba, we must provide Toshiba with a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under this arrangement relating to the first three months of the six-month forecast are binding, at market prices and cannot be cancelled. At June 30, 2003, approximately $33.5 million of non-cancelable purchase orders for flash memory wafers from Toshiba and FlashVision were outstanding. In addition, as a part of the joint venture agreement, we are required to fund certain research and development expenses related to the development of advanced NAND flash memory technologies. As of June 30, 2003, we had accrued liabilities related to those expenses of $4.5 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of our revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred.

               Given the current apparent acceleration in global demand for flash memory wafers and assuming that the markets for our products continue their current growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from all our current sources. In that case, we may need to secure for ourselves substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithography. Accordingly, we and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. We and Toshiba plan to substantially increase Yokkaichi’s 200 mm NAND wafer output in 2003 and 2004. This capacity expansion will be partially funded through FlashVision internally generated funds, as well as through additional investments by Toshiba and SanDisk. As of June 30, 2003, we had committed to fund approximately $17.0 million for the initial fabrication capacity expansion through the first quarter of 2004. We expect to make further substantial commitments for capacity expansion at FlashVision in the next two to three years, which may include investing in a new, more advanced 300 mm wafer fabrication facility, and may need to raise additional capital to do so.

Investment in Tower

               In July 2000, we entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor, for its new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of June 30, 2003, we had invested $71.6 million in Tower and obtained 7,307,798 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 7,307,798 Tower ordinary shares represented an approximate 15% equity ownership position in Tower as of June 30, 2003. In the second quarter and first six months of 2003 we recorded write-downs to the value of the wafer credits of $1.9 million and $3.9 million, respectively. In the second quarter and first six months of 2003 we recorded a $0.5 million and $0.3 million gain, respectively, related to the mark to fair value of the warrant. Also as of June 30, 2003, we have recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our Tower ordinary shares investment, $12.2 million as a result of the impairment in value on our prepaid wafer credits and approximately $0.4 million of losses on our warrant to purchase Tower ordinary shares. As of June 30, 2003, our investment in Tower was valued at $36.0 million and included an unrealized gain of $11.6 million, recorded as a component of accumulated other comprehensive income on the SanDisk’s condensed consolidated balance sheet. Our Tower prepaid wafer credits were valued at $2.1 million and the warrant to purchase Tower ordinary shares was valued at $0.9 million.

               In February 2003, we agreed to further amend our foundry investment agreements with Tower and advance the payment of $11.0 million for the fifth and final milestone in two installments regardless of whether the milestone was met, a first installment of approximately $6.6 million and a second installment of approximately $4.4 million. Tower’s shareholders approved the amendment in May 2003 and, unless the Investment Center of Israel informs Tower that it is not continuing its funding of the Fab 2 project, the amendment becomes effective when (1) approved by certain Israeli governmental agencies and (2) when Tower’s banks agree to (a) postpone a prior deadline by which Tower was required to have raised $110.0 million in equity financing and (b) recognize a portion of the proceeds from the payment of the first installment in partial satisfaction of Tower’s obligation to raise funds. Pursuant to a side letter to the amendment, while the consents from Tower’s banks are pending and (1) once the amendment was approved by Tower shareholders and because (2) Tower had not received notice from the Investment Center of Israel as mentioned above and (3) once Tower’s banks had agreed to provide interim funding in the amount of at least $33.0 million, we paid Tower $3.6 million of the first installment on May 16, 2003 in exchange for 1,206,839 Tower ordinary shares. If Tower’s banks agree to provide additional interim funding in excess of $33.0 million, then we will pay Tower an additional $58,085 (up to $681,750 in total) of the first installment for each $1.0 million in interim funding in excess of $33.0 million that Tower’s banks agree to provide. If the remaining approvals from certain Israeli government agencies are ultimately obtained and the banks provide their consent, we will fund the remaining portion of the first installment and the second installment in accordance with the terms of the amendment. The remainder of the first installment, up to approximately $3.0 million, will be due five business days after approval of the amendment by all required parties and the banks issue their consents; the second installment of approximately $4.4 million will be due five business days after Tower has raised additional funds equal to approximately $22.0 million, referred to as the Minimum Financing. Tower must complete the Minimum Financing prior to December 31, 2003, or we will not be obliged to pay the second installment Immediately following the advancement of the remainder of the first installment, if it occurs, we will be issued approximately 1,005,698 Tower ordinary shares. Immediately following the advancement of the second installment, if it occurs, we will be issued Tower ordinary shares equivalent to the second installment divided by the price per ordinary share of Tower paid in connection with the Minimum Financing, or the Minimum Financing Price; if the Minimum Financing Price cannot reasonably be calculated from the documents evidencing the Minimum Financing, then the Minimum Financing will be deemed to be the average trading price for the ordinary shares of Tower during the 30 consecutive trading days preceding the date the second installment is paid. In addition, under the terms of the amendment, if approved by the required Israeli government agencies, we will have the option to convert all or a portion of our unused pre-paid wafer credits associated with the September 2002 fourth milestone payment into Tower ordinary shares based on the average closing price of Tower ordinary shares during the 30 consecutive trading days preceding December 31, 2005.

Liquidity Sources, Requirements and Contractual Cash Commitments

               Our principal sources of liquidity as of June 30, 2003 consisted of: $530.3 million in cash, cash equivalents, and short-term investments, $151.4 million in unrestricted investments in foundries, and cash we expect to generate from operations during our fiscal year.

               Since the closing of our convertible subordinated note offering, our principal liquidity requirements have been to service our debt and meet our working capital, research and development and capital expenditure needs.

               Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or wafer fabrication foundry capacity to support our business in the future. We may also invest in or acquire other companies’ or their product lines or assets. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our collaboration with Toshiba for the joint development of 90 nanometer and 70 nanometer NAND flash memory. We plan to fund our short-term operations from our current cash and short-term investment balances and cash generated from operations. On July 16, 2003, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission whereby we may from time to time offer and sell shares of our common stock with an aggregate offering price of up to $500.0 million. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next twelve months. If our average product selling prices decline significantly, as they did in 2001 and 2002, or demand for our products declines and we are required to purchase more wafers than we need from our FlashVision joint venture and other wafer supply purchase commitments, we may not be able to generate enough cash from our operations and will have to rely solely on our current cash and short-term investment balances to fund our operating activities. We cannot assure you that additional funds will be available on terms acceptable to us, or at all.

               At June 30, 2003, we had approximately $81.3 million total non-cancelable outstanding purchase orders from certain of our suppliers and subcontractors. The following summarizes our contractual cash obligations, commitments and off balance sheet arrangements at June 30 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

		Remainder	Fiscal
		of Fiscal	2004 –	Fiscal 2006
	Total	2003	2005	– 2007	Fiscal 2008

CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000	$—	$—	$150,000	$—
Interest payable on convertible subordinated notes	23,625	3,375	13,500	6,750	—
Operating leases	7,827	1,621	5,176	1,030	—
Investment in Tower	7,400	7,400	—	—	—
FlashVision research and development,
fabrication capacity expansion and start-up costs	110,400	11,400	51,000	32,000	16,000
Non-cancelable purchase commitments	81,297	81,297	—	—	—

Total contractual cash obligations	$380,549	$105,093	$69,676	$189,780	$16,000

		Remainder
		of Fiscal	Fiscal 2004
	Total	2003	– 2005	Thereafter

CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$442	$106	$336	$—

As of June 30, 2003

OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease	$128,695

Impact of Currency Exchange Rates

     A portion of our revenues is denominated in Japanese Yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At June 30, 2003, there were no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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

               Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	Unpredictable or changing demand for our products;

•	decline in the average selling prices of our products due to competitive pricing pressures;

•	seasonality in sales of our products;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, where our principal source of flash memory wafers is located, as well as Taiwan, South Korea, China and the United States;

•	reduced sales to our customers or interruption to our manufacturing processes, in the Pacific Rim that may arise from regional issues in Asia;

•	availability of sufficient wafer capacity to meet customer demand;

•	increased purchases of flash memory products from non-captive sources;

•	difficulty of forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash memory wafers, controllers, printed circuit boards and discrete components;

•	expenses related to obsolescence or devaluation of unsold inventory;

•	write-downs of our investments in fabrication capacity, other fixed assets, equity investments and prepaid wafer credits;

•	adverse changes in product and customer mix;

•	slower than anticipated market acceptance of new or enhanced versions of our products, such as the recently announced miniSD card targeted at advanced cell phones;

•	increased sales by our competitors;

•	competing flash memory card standards, which displace the standards used in our products;

•	changes in our distribution channels;

•	fluctuations in our license and royalty revenue;

•	fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization on new technologies;

•	excess capacity of flash memory from our competitors and our own flash memory wafer capacity, which may cause a decline in our average selling prices;

•	shortages of components such as capacitors and printed circuit boards required for the manufacturing of our products;

•	significant yield losses, which could affect our ability to fulfill customer orders and could increase our costs;

•	Manufacturing flaws affecting the reliability, functionality or performance of our products, which could increase our product costs, reduce demand for our products or result in increased warranty expenses or require product recalls;

•	increased research and development expenses;

•	exchange rate fluctuations, particularly between the U.S. Dollar and Japanese Yen;

•	changes in general economic conditions; and

•	reduced sales to our retail customers if consumer confidence worsens.

               Difficulty of estimating future wafer requirements may cause us to overestimate our requirements and build excess inventories, or underestimate our requirements and have a shortage of wafers, either of which will harm our financial results.

               Under the terms of our wafer supply agreements with FlashVision, Renesas, Samsung, Toshiba, Tower and UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of FlashVision’s wafer production. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of silicon wafers and other flash memory products to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of silicon wafers or other flash memory products with acceptable price and/or yields from any foundry, our business, financial condition and results of operations could be harmed. Because the majority of our products are sold into emerging consumer markets, it has been, and likely will continue to be, difficult to accurately forecast future sales. In addition, bookings visibility remains limited due to the current economic uncertainty in our markets. A substantial majority of our quarterly sales are currently, have historically been, and we expect will continue to be, from orders received and fulfilled in the same quarter, which makes accurate forecasting very difficult. Our product order backlog may fluctuate substantially from quarter to quarter.

               Variability of expense levels and significant fixed costs will harm our business if our revenues do not exceed our operating expenses.

               We may need to hire additional personnel or otherwise increase our operating expenses in the future to support our sales and marketing efforts, research and development, and general and administrative activities. We have significant fixed costs and we cannot readily reduce these expenses over the short term. If our revenues do not increase proportionately to our operating expenses, or if revenues decrease or do not meet expectations for a particular period, we may not be able to reduce our expenses in the short term or at all and our business, financial condition and results of operations will be harmed.

               License fees and royalties from our patent cross license agreements are variable and fluctuate from period to period making it difficult to predict our royalty revenues.

               Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash memory products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. Our income from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this income comes from royalties based on the actual sales by our licensees. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by the third parties. As a result, our license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues. Our license and royalty revenues may decline in the future as our existing license agreements expire or caps are reached.

               We may be unable to maintain market share, which would reduce our potential revenues and benefit our competitors.

               During periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. Ultimately, our future growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors. We have in the past experienced, and may in the future experience, severe price competition for our products, which adversely impacts our product gross margins and overall profitability. In addition, we provide many of our retail customers protection against declines in the selling price of inventory that they have purchased from us but have not yet sold to end users. In times when prices are being aggressively lowered, this price protection obligation may have a significant adverse effect on our gross margins. In competing for market share, we face large corporations that have well established brand identity and significant strengths in our sales channels.

               Future rapid growth may strain our operations.

               We must continue to hire, train, motivate and manage our employees to achieve future growth. In the past, we have experienced difficulty hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make a significant investment in our information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth in the future, which could in turn harm our business, financial condition and results of operations.

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

               We may make acquisitions that are dilutive to existing stockholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.

               We may grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets.

               If we issue equity securities in connection with an acquisition, the issuance may be dilutive to our existing stockholders. Alternatively, acquisitions made entirely or partially for cash may reduce our cash reserves.

               Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. We may experience delays in the timing and successful integration of acquired technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also result in our entering into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases.

               Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively impact our results of operations. Any of these events could cause the price of our common stock to decline.

               We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or realize the anticipated benefits of any acquisitions we do undertake.

Risks Related to the Development of New Products

               In transitioning to new processes and products, we face production and market acceptance risks that have caused, and may in the future cause, significant product delays that could harm our business.

               Successive generations of our products have incorporated semiconductor devices with greater memory capacity per chip. Two important factors have enabled us to decrease the cost per megabyte of our flash data storage products: the development of higher capacity semiconductor devices and the implementation of smaller geometry manufacturing processes. The transition to new feature sizes is highly complex and requires new controllers, new test procedures and modifications of numerous other aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. Any material delay in a qualification schedule could delay deliveries and adversely impact our operating results. In addition, a number of challenges exist in achieving a lower cost per megabyte, including:

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

               We cannot assure you that we, along with our flash memory wafer sources, will successfully develop and bring into full production with acceptable yields and reliability these new products or the underlying technology, or that any development or production ramp-up will be completed in a timely or cost-effective manner. If we are not successful or if our cost structure is not competitive, our business, financial condition and results of operations could suffer.

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

               We continually seek to develop new products and standards and enhance existing products and standards developed solely by us, as well as jointly with our strategic partners such as Toshiba, Matsushita and Sony. For example, in March 2003, our joint development efforts with Toshiba and Matsushita, together with contribution by the Secure Digital Association, or SD Association, resulted in the introduction of the miniSD card, a smaller version of the SD card. In addition, we and Sony have co-developed and co-own the specifications for the next generation Memory Stick, the MemoryStick Pro, which each of us has the right to manufacture and sell. As we introduce new standards and new products, such as the miniSD card, the MemoryStick Pro and the USB Cruzer and Cruzer Mini, it will take time for these new standards and products to be adopted, for consumers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. We cannot assure you that any new products or standards we develop will be commercially successful. See “ — The success of our business depends on emerging markets and new products.”

               The success of our business depends on emerging markets and new products.

               In order for demand for our products to grow, the markets for new devices that use our flash memory products, such as digital cameras, cellular phones, cellular phones that incorporate digital cameras, portable digital music players, USB flash drives and PDAs, must develop and grow. If sales of these products do not grow, our revenues and profit margins could be adversely impacted.

               The success of our new product strategy will depend upon, the following among other factors:

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

Risks Related to Our FlashVision Joint Venture

               Our FlashVision joint venture with Toshiba makes us vulnerable to risks, including potential inventory write-offs, disruptions or shortages of supply, limited ability to react to fluctuations in product demand, direct competition with Toshiba, and a significant contingent indemnification obligation, any of which could substantially harm our business and financial condition.

               We and Toshiba plan to continue to expand the wafer fabrication capacity of our FlashVision business in Yokkaichi, Japan and as we do so, we will make substantial capital investments and incur substantial start-up expenses, which could adversely impact our operating results.

               In June 2000, we, along with Toshiba, formed FlashVision for the joint development and manufacture of several flash memory products, including 512 megabit, 1 gigabit and other advanced flash memory products. We and Toshiba each separately market and sell these products. Accordingly, we compete directly with Toshiba for sales of products incorporating these jointly developed and manufactured products. In addition, we and Toshiba plan to invest in new capital assets from time to time to expand the wafer fabrication capacity of our FlashVision business in Yokkaichi, Japan. Each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. We will incur start-up costs and pay our share of ongoing operating activities even if we do not utilize our full share of the expanded Yokkaichi output. Given the current apparent acceleration in global demand for flash memory wafers and assuming that the markets for our products continue their current growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from all our current sources. In that case, we may need to secure for ourselves substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithography. Accordingly, we and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. We and Toshiba plan to substantially increase Yokkaichi’s 200 mm flash memory wafer output in 2003 and 2004. The capacity expansion will be partially funded through FlashVision internally generated funds, as well as through additional investments by Toshiba and SanDisk. As of June 30, 2003, we have committed to fund approximately

$17.0 million for the initial fabrication capacity expansion through the first quarter of 2004. We expect to make further substantial commitments for capacity expansion at FlashVision in the next two to three years, which may include investing in a new, more advanced 300 mm wafer fabrication facility, and may need to raise additional capital to do so.

               We face challenges and possible delays relating to the expected shift of a majority of our production at Yokkaichi to 0.13 micron and smaller feature sizes, which could adversely affect our operating results.

               We were using the production capacity at Toshiba’s Yokkaichi fabrication facilities to manufacture NAND flash memory wafers with minimum lithographic feature size of 0.16 micron. Late in 2002, we began shifting a portion of our production output at Yokkaichi to 0.13 micron and expect to complete this shift to 0.13 micron in the second half of 2003. As of the beginning of the third quarter of 2003, we had not yet completed qualification of some new 0.13 micron product components. Any material delay in this qualification schedule will delay deliveries and adversely impact our operating results in the second half of 2003. In addition, we plan to manufacture flash memory wafers with even smaller lithographic feature sizes. Our minimum feature sizes are considered today to be among the most advanced for mass production of flash memory wafers. Therefore, it is difficult to predict how long it will take to achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs and feature sizes. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the FlashVision joint venture at Toshiba’s Yokkaichi facilities, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facilities could adversely impact our operating results in the second half of 2003 and beyond.

               Toshiba’s Yokkaichi fabrication facilities are a significant source of supply of flash memory wafers and any disruption in this supply will reduce our revenues, earnings and gross margins.

               Although we buy flash memory from the FlashVision joint venture, we also rely on Toshiba’s Yokkaichi fabrication facilities to supply on a foundry basis a portion of our flash memory wafers. Even if FlashVision successfully produces quantities at planned levels, the Yokkaichi fabrication facilities may not produce quantities of wafers with acceptable prices, reliability and yields to satisfy our needs. Any failure in this regard may curtail our business, financial condition and results of operations, as our right to purchase flash memory products from Samsung and others is limited and may not be sufficient to replace any shortfall in production at the Yokkaichi facilities. In addition, because a substantial majority of our wafers are produced at the Yokkaichi facilities, any disruption in supply from the Yokkaichi facilities due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. For example, in the second quarter of 2003, an earthquake in northern Japan disrupted operations at another Toshiba fabrication line for several weeks. Although no damage or disruption was reported at Yokkaichi, the occurrence and effects of these events is unpredictable and could materially harm us. Moreover, we have no experience in operating a wafer manufacturing line and we rely on the existing manufacturing organizations at the Yokkaichi facilities. If Toshiba and FlashVision are uncompetitive or are unable to satisfy our wafer supply requirements, our business, financial condition and results of operations would be harmed.

               Our obligations under our wafer supply agreements with Toshiba and FlashVision, or decreased demand for our products, may result in excess inventories and lead to inventory write offs, and any technical difficulties or manufacturing problems may result in shortages in supply, either of which would adversely affect our business.

               Under the terms of our wafer supply agreements with Toshiba, we are obligated to purchase half of FlashVision’s wafer production output and we will also purchase wafers from Toshiba’s current Yokkaichi fabrication facilities on a foundry relationship basis. Under the terms of our foundry relationship with Toshiba and wafer supply agreements with FlashVision, we are obligated to provide a six-month rolling forecast of anticipated purchase orders, which are difficult to estimate. Generally, the estimates for the first three months of each rolling forecast are binding commitments and cannot be cancelled and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. This limits our ability to react to fluctuations in demand for our products. If we are unable for any reason to achieve customer acceptance of our card products built with these flash chips or if demand decreases, we will experience a significant increase in our inventory, which may result in inventory write-offs and otherwise harm our business, results of operations and financial condition. If we place purchase orders with Toshiba and our business condition deteriorates, we could experience reduced revenues, increased expenses, and increased inventory of unsold flash wafers, which could adversely affect our operating results.

               In addition, in order for us to sell our products, we have been developing, and will continue to develop, new controllers, printed circuit boards and test algorithms. Any technical difficulties or delays in the development of these elements could prevent us from taking advantage of the available flash memory output and could adversely affect our results of operations.

               We have a contingent indemnification obligation for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement.

               FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., and other financial institutions. Under the terms of the lease, Toshiba has guaranteed these commitments on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of June 30, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $128.7 million.

Risks Related to Our Investment in Tower Semiconductor Ltd.

               Our investment in Tower Semiconductor Ltd. is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition.

               In July 2000, we entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor, for its new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of June 30, 2003, we had invested $71.6 million in Tower and obtained 7,307,798 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 7,307,798 Tower ordinary shares represented an approximate 15% equity ownership position in Tower as of June 30, 2003. In the second quarter and first six months of 2003 we recorded write-downs to the value of the wafer credits of $1.9 million and $3.9 million, respectively. In the second quarter and first six months of 2003 we recorded a $0.5 million and $0.3 million gain, respectively, related to the mark to fair value of the warrant. Also as of June 30, 2003, we have recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our Tower ordinary shares investment, $12.2 million as a result of the impairment in value on our prepaid wafer credits and approximately $0.4 million of losses on our warrant to purchase Tower ordinary shares. As of June 30, 2003, our investment in Tower was valued at $36.0 million and included an unrealized gain of $11.6 million, recorded as a component of accumulated other comprehensive income on the SanDisk’s condensed consolidated balance sheet. Our Tower prepaid wafer credits were valued at $2.1 million and the warrant to purchase Tower ordinary shares was valued at $0.9 million.

               In February 2003, we agreed to further amend our foundry investment agreements with Tower and advance the payment of $11.0 million for the fifth and final milestone in two installments regardless of whether the milestone was met, a first installment of approximately $6.6 million and a second installment of approximately $4.4 million. Tower’s shareholders approved the amendment in May 2003 and, unless the Investment Center of Israel informs Tower that it is not continuing its funding of the Fab 2 project, the amendment becomes effective when (1) approved by certain Israeli governmental agencies and (2) when Tower’s banks agree to (a) postpone a prior deadline by which Tower was required to have raised $110.0 million in equity financing and (b) recognize a portion of the proceeds from the payment of the first installment in partial satisfaction of Tower’s obligation to raise funds.

               Pursuant to a side letter to the amendment, while the consents from Tower’s banks are pending and (1) once the amendment was approved by Tower’s shareholders and because (2) Tower had not received notice from the Investment Center of Israel as mentioned above and (3) Tower’s banks had agreed to provide interim funding in the amount of at least $33.0 million, we agreed to pay, and did pay, Tower $3.6 million of the first installment on May 16, 2003 in exchange for 1,206,839 Tower ordinary shares. If Tower’s banks agree to provide additional interim funding in excess of $33.0 million, then we will pay Tower an additional $58,085 (up to $681,750 in total) of the first installment for each $1.0 million of interim funding in excess of $33.0 million that Tower’s banks agree to provide. If the remaining approvals from certain Israeli government agencies are ultimately obtained and the banks provide their consent, we will fund the remaining portion of the first installment and the second installment in accordance with the terms of the amendment. The remainder of the first installment, up to approximately $3.0 million, will be due five business days after the amendment is approved by all required parties and the banks issue their consents; the second installment of approximately $4.4 million will be due five business days after Tower has raised additional funds equal to approximately $22.0 million, referred to as the Minimum Financing. Tower must complete the Minimum Financing prior to December 31, 2003, or we will not be obligated to pay the second installment. Immediately following the advancement of the remainder of the first installment, if it occurs, we will be issued approximately 1,005,698 Tower ordinary shares. Immediately following the advancement of the second installment, if it occurs, we will be issued Tower ordinary shares equivalent to the second installment divided by the price per ordinary share of Tower paid in connection with the Minimum Financing, or the Minimum Financing Price; but if the Minimum Financing Price cannot reasonably be calculated from the documents evidencing the Minimum Financing, then the Minimum Financing Price will be deemed to be the average trading price for the ordinary shares of Tower during the 30 consecutive trading days preceding the date the second installment is paid. In addition, under the terms of the amendment, if approved by the required Israeli government agencies, we will have the option to convert all or a portion of our unused pre-paid wafer credits associated with the September 2002 fourth milestone payment into Tower ordinary shares based on the average closing price of Tower ordinary shares during the 30 consecutive trading days preceding December 31, 2005.

               Completion of Tower’s wafer foundry facility, Fab 2, is dependent on several factors and may never occur, which may harm our business and results of operations.

               Tower’s completion of Fab 2 is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or is unable to successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our equity investment in Tower and wafer credits will decline significantly or possibly become worthless. In addition, we may be unable to obtain sufficient supply of wafers to manufacture our products, which would harm our business. Further deterioration of market conditions for foundry manufacturing services and the market for semiconductor products may also adversely affect the value of our equity investment in Tower. If the fair value of our Tower investment declines further, we may record additional losses, which potentially could amount to the remaining recorded value of our Tower investment. Moreover, if Tower is unable to satisfy its financial covenants and comply with the conditions in its credit facility agreement, and therefore is not able to obtain additional bank financing, or if its current bank obligations are accelerated, or it fails to secure customers for its foundry capacity to help offset its fixed costs, that failure could jeopardize the completion of Fab 2 and Tower’s ability to continue operations.

               Tower is currently a sole source of supply for one of our new high volume controllers. Any interruption in Tower’s manufacturing operations resulting in delivery delays will adversely affect our ability to make timely shipments of some of our higher capacity products. If this occurs, our operating results will be adversely affected until we can qualify an alternate source of supply, which could take a quarter or more to complete.

               We cannot assure you that the Fab 2 facility will be completed or will begin production as scheduled, or that the processes needed to fabricate our wafers will be qualified at the new facility. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price. If Tower is unable to operate Fab 2 at an optimum capacity utilization, it may have to operate at a loss or discontinue operations.

               Political unrest and violence in Israel may hinder Tower’s ability to obtain investment in and complete its fabrication facility, which would harm our business.

               Political unrest and violence in Israel could cause and could result in delays in the completion of Fab 2 and interruption or delay of manufacturing schedules once Fab 2 is completed, and could result in potential investors and foundry customers to avoid Tower. Moreover, if U.S. military actions in Iraq, or elsewhere, result in retaliation against Israel, Tower’s fabrication facility may be adversely impacted, causing a decline in the value of our investment.

               A purported shareholder class action lawsuit was filed against Tower and certain of its shareholders and directors, including us and our President and CEO, a Tower board member, which may be costly and could divert the attention of our management personnel.

               On July 3, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The lawsuit was filed against Tower and certain of its shareholders and directors, including us and Eli Harari, our President and CEO and a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. Litigation is inherently uncertain, can be costly and may divert the attention of our management personnel, and if we are required to pay significant monetary or other damages, our business may be harmed. For new information regarding pending matters, see item 1 “Legal Proceedings” in Part II of this quarterly report.

Risk Related to Our Investment in UMC

               Fluctuations in the market value of our UMC foundry investment affect our financial results and in the past we recorded a loss on investment in foundry on our UMC investment and we may record additional losses in the future.

               In 1997, we invested $51.2 million in United Silicon, Inc., or USIC, a semiconductor manufacturing subsidiary of United Microelectronics Corporation, or UMC, which was merged into the UMC parent company on January 3, 2000. In exchange for our USIC shares, we received 111 million UMC shares. In 2000, 2001 and 2002, we received additional shares as stock dividends totaling approximately 22 million, 20 million and 23 million shares, respectively. Our equity investment in UMC was valued at $114.6 million at June 30, 2003 and included an unrealized loss of $4.9 million, which was included in accumulated other comprehensive loss. If the fair value of our UMC investment declines in future periods and the loss is deemed to be other than temporary, we may record additional losses for those periods. In addition, in future periods, we may recognize a loss upon the sale of our UMC shares, which would adversely impact our financial results.

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

               We also rely on third-party subcontractors for our wafer testing, packaged memory final testing, card assembly and card testing, including Silicon Precision Industries Co., Ltd. and United Test Center, Inc. in Taiwan and Celestica, Inc. and Flextronics in China. In addition to our existing subcontract suppliers, we are qualifying other subcontract suppliers for wafer testing, packaged memory final testing, card assembly, card testing and other products and services. We have no long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. As such, we cannot, and will not, be able to directly control product delivery schedules. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we are manufacturing on a turnkey basis with some of our existing subcontract suppliers as well as with our anticipated newly qualified subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products. Silicon Precision Industries, Celestica and Flextronics all have manufacturing operations in geographic regions that have been adversely impacted by SARS. Although none of these subcontractors reported being directly impacted by SARS, our supply chain is exposed to the future possibility of interruption in the event that any of their plants, or any of our future subcontractor plants, that process our products become infected or are quarantined at any time in the future.

               We depend on third-party foundries for silicon wafers and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.

               All of our flash memory card products require silicon wafers, a substantial majority of which are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, as well as by UMC in Taiwan and to a lesser extent by Renesas, Samsung and Tower. Our flash memory products are substantially supplied by Toshiba’s Yokkaichi wafer fabrication facilities and, to a lesser extent, by Samsung. If Toshiba, FlashVision, Samsung, Tower and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations.

               We and our manufacturing partners must achieve acceptable wafer manufacturing yields or our costs will increase and production output will decrease, which could negatively impact our business.

               The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely exclusively on offshore foundries that we do not control for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve planned yields, we will experience higher costs and reduced product availability, which could harm our business, financial condition and results of operations.

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

               Our primary competitors include companies that develop and manufacture flash storage chips, such as Renesas, Samsung and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Fujitsu, Hynix, Infineon, Intel, Macronix, Micron Technologies, Mitsubishi, Sharp Electronics and ST Microelectronics. Companies

that combine controllers and flash memory chips developed by others into flash storage cards, or that resell flash cards under their brand name, include Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji, Hagiwara, Hama, I/O Data, Infineon, Jessops, Kingston Technology, Kodak, Lexar Media, M-Systems, Matsushita Battery, Matsushita Panasonic, Memorex, Micron Technology, PNY, PQI, Pretec, Silicon Storage Technology, Silicon Tek, Simple Technology, Sony, TDK, Toshiba, Viking Components and several other resellers primarily located in Taiwan.

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

               In addition, we and Toshiba each separately market and sell flash memory products developed and manufactured by our joint venture, FlashVision. Accordingly, we compete directly with Toshiba for sales of these products. Moreover, we rely principally on Toshiba, and to a lesser extent Samsung, for our flash memory supply.

               We have entered into patent cross-license agreements with several of our leading competitors, including, Intel, Matsushita, Renesas, SST, Samsung, Sharp, Sony, Toshiba and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party’s patent or patents related to flash memory devices. As we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. Currently, we are engaged in licensing discussions with several of our competitors. There can be no assurance that we will be successful in concluding licensing agreements under terms which are favorable to us, or at all.

               Our products compete against new products that promote different industry standards from ours, and if these new industry standards gain market acceptance, our business will be harmed.

               Each of our products faces competition from large and small suppliers, some introducing differentiated products that may be more attractive to our customers. M-Systems’ DiskOnKey competes directly with our Cruzer and Cruzer Mini products and the Secure MultiMediaCard from Renesas and Infineon, the RS-MMC from Renesas and Samsung, and the MultiMediaCard from Samsung all compete with our SD and MMC cards. In addition, in 2002, the xD-picture card format was introduced as direct competition for our Smart Media card products. Until we commence full scale manufacturing and selling of xD cards under our new agreement with Olympus we will continue to see a decline in our sale of SmartMedia cards without a compensating increase in xD card sales. Each competing standard may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product. In addition, other companies, such as Matrix Semiconductor, have announced products or technologies that may potentially compete with our products.

               The Microdrive, which Renesas recently acquired from IBM, is a rotating disk drive in a Type II CF format, which competes directly with our larger capacity CF memory cards.

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

               We also face competition from products based on alternative MLC flash technology from Intel and Renesas. These products currently compete with our NAND MLC products. MLC flash is a technological innovation that allows each flash memory cell to store two bits of information instead of the traditional single bit stored by conventional flash technology. In addition, Infineon has recently formed a separate business unit, called Infineon Flash, that was formed to develop and commercialize a new flash technology called NROM, which offers 2 bits per cell and is claimed to match the density of our NAND MLC at a lower manufacturing cost. Infineon has also stated its intention to utilize this NROM flash memory technology, once it reaches production, in a line of flash cards that will compete with our cards, including our MultiMediaCard and SD card. Moreover, each of Micron Technology, Inc., Hynix Semiconductor Inc. and ST Microelectronics, has stated the intention to compete with our flash memory with their own NAND flash products, which they are reported to be developing. If any of these competitors is successful, this new competition could add excess flash capacity and thereby adversely impact our future sales.

               Furthermore, we expect to face competition both from existing competitors and from other companies that may enter our existing or future markets with similar or alternative data storage solutions, which may be less costly or provide additional features. Our business is characterized by rapid innovation and many other companies are pursuing new technologies, which may make our flash memory obsolete or uncompetitive. Additionally, if we do not continue to invest in new technologies, our business would likely be seriously harmed. Price is an important competitive factor in the market for consumer products. Increased price competition could lower gross margins if our average selling prices decrease faster than our costs and could also result in lost sales.

Risks Related to Sales of Our Products

               Sales to a small number of customers represent a significant portion of our revenues and if we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer.

               Approximately one-half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 50% of our product revenues in 2002, 2001, and 2000. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers’ products changes.

               Variability of average selling prices and gross margins resulting from changes in our product mix and price reductions for certain of our products may cause our gross margins and net profitability to suffer.

               Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CF card, SD card, miniSD card and Memory Stick card products, which currently account for a majority of our product revenues, have lower gross margins and average selling prices when sold as bundled cards in OEM devices, such as Digital Cameras, compared to sales through retail channels. Flash data storage markets are intensely competitive, and price reductions for our products are necessary to meet consumer price points and may be significant. If we cannot reduce our product manufacturing costs in future periods to offset further price reductions, our gross margins and net profitability will suffer.

               Our selling prices may decline due to excess capacity in the market for flash memory products and if we cannot reduce our manufacturing costs to offset these price declines, our gross margins and net profitability will be harmed.

               In the past, worldwide flash memory supply has exceeded customer demand, causing excess supply in the markets for our products and significant declines in average selling prices. If this situation were to occur again in the future, price declines for our products could be significant. If we are unable to reduce our product manufacturing costs to offset these reduced prices, our gross margins and profitability would be adversely impacted.

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

               In 2002, we continued to receive more product revenue and ship more units of products for consumer electronics applications, including digital cameras and PDAs, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition, maintain competitive position at retailers and increase demand for our products.

               A significant portion of our sales to the consumer electronics market is made to retailers and through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user. If our distributors and retailers are not successful in this market, there could be substantial product returns or price protection payments, which would harm our business, financial condition and results of operations.

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

               We intend to vigorously enforce our patents but we cannot be sure that our efforts will be successful. If we were to have an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the infringing technology. Any litigation is likely to result in significant expense to us, as well as divert the efforts of our technical and management personnel.

               We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, and we have agreed to indemnify various suppliers and customers for alleged patent infringement, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling certain products.

               If we decide to incorporate third-party technology into our products or if we are found to infringe on others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third-party patents. Currently, we have patent cross-license agreements or similar intellectual property agreements with several companies, including, Intel, Matsushita, Olympus, SST, Renesas, Samsung, Sharp, SmartDisk, Sony, TDK and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms, or that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

               We have historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third-party claims for patent infringement. Any future obligation to indemnify our customers or suppliers could harm our business, financial condition or results of operations.

               We may be involved in litigation regarding our intellectual property rights or those of third parties, which would be costly and would divert the efforts of our key technical and management personnel.

               Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. Furthermore, parties that we have sued and that we may sue for patent infringement may counter sue us for infringing their patents. Litigation involving intellectual property can become complex and extend for protracted time and is often very expensive. Intellectual property claims, whether or not meritorious, may result in the expenditure of significant financial resources, injunctions against us or the imposition of damages that we must pay and would also divert the efforts and attention of some of our key management and technical personnel. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. Moreover, if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments, our business would be harmed. For new information concerning pending matters reported in our Annual Report on Form 10-K for fiscal year ended December 31, 2002, or new pending matters, see Item 1 “Legal Proceedings” in Part II of this quarterly report.

Risks Related to Our International Operations and Changes in Securities Laws and Regulations

               Because of our international operations, we must comply with numerous international laws and regulations and we are vulnerable to political instability and currency fluctuations.

               Political risks. Currently, all of our flash memory, controller wafers and flash memory products are produced overseas by FlashVision, Renesas, Samsung, Toshiba, Tower and UMC. We also use third-party subcontractors in Taiwan, China and Japan for the assembly and testing of some of our card and component products. We may, therefore, be affected by the political, economic and military conditions in these countries. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other’s territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, disruption in shipping routes or even military hostilities. This could harm our business by interrupting or delaying the production or shipment of flash memory wafers or card products by our Taiwanese or Japanese foundries and subcontractors.

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

               Political unrest and violence in Israel could cause delays in the completion of Tower’s Fab 2 and interruption or delay of manufacturing schedules once Fab 2 is completed, either of which could cause potential foundry customers to go elsewhere for their foundry business. Moreover, if U.S. military actions in Afghanistan, Iraq or elsewhere, or current Israeli military actions, result in retaliation against Israel, Tower’s fabrication facility and our engineering design center in Israel may be adversely impacted. In addition, while the political unrest has not yet posed a direct security risk to our engineering design center in Israel, it may cause unforeseen delays in the development of our products and may in the future pose such a direct security risk.

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

arise from regional issues in Asia;

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

               The terrorist attacks in the United States, U.S. military responses to these attacks, the war in Iraq and threats of war elsewhere and the related decline in consumer confidence and continued economic weakness have had a negative impact on consumer retail demand, which is the largest channel for our product sales. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers or adversely affect consumer confidence. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

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

               We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a stockholders’ rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could prevent us from being acquired. In addition, our certificate of incorporation grants the board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third-party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that a stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control of SanDisk.

               Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments.

               The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ended June 30, 2003, our stock price fluctuated significantly from a low of $11.05 to a high of $42.20. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

               The ratings assigned to us and our notes may fluctuate, which could harm the market price our common stock.

               We and our notes have been rated by Standard & Poor’s Ratings Services, and may be rated by other rating agencies in the future. Standard & Poor’s Ratings Services assigned its “B” corporate credit rating to us and its “CCC+” subordinated debt rating to our notes. If our current ratings are lowered or if other rating agencies assign us or the notes ratings lower than expected by investors, the market price of our common stock could be significantly harmed.

               We may need additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

               We may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time to time, we may decide to raise additional funds through public or private debt or equity financings to fund our activities. In July 2003, we filed a shelf registration statement, or Shelf, with the Securities and Exchange Commission providing for the offering and sale from time to time of shares of our common stock with an aggregate offering price of up to $500.0 million. If we issue additional equity securities under the Shelf or otherwise, our stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock or debt securities. In addition, if we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

               Our management may apply the net proceeds from any sale of common stock to uses that do not improve our operating results or increase the value of your investment.

               The net proceeds from any sale of common stock under the Shelf or otherwise may be used for general corporate purposes, including the investment in and development of new flash memory fabrication and test capacity, general working capital and capital expenditures. We may also use the proceeds to fund, among other things, acquisitions of products, technologies or businesses or to obtain the right to use additional technologies. However, we currently have no commitments or agreements for any specific acquisitions or investments. Accordingly, our management will have considerable discretion in the application of any future net proceeds, and purchasers of common stock will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. Net proceeds may be used for corporate purposes that do not increase our operating results or market value.

Risks Related to Our Indebtedness

               We have convertible subordinated notes outstanding, which may restrict our cash flow, make it difficult for us to obtain future financing, divert our resources from other uses, limit our ability to react to changes in the industry, and place us at a competitive disadvantage.

               As a result of the sale and issuance of our 4 -1/2% convertible subordinated notes in December 2001 and January 2002, we incurred $150.0 million aggregate principal amount of additional indebtedness, substantially increasing our ratio of debt to total capitalization. While the notes are outstanding, we will have debt service obligations on the notes of approximately $6.8 million per year in interest payments. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business.

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

               In addition, we have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of June 30, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $128.7 million.

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

               In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our contingent indemnification obligations to Toshiba and obligations under the notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders. The notes are also effectively subordinated to the liabilities of any of our subsidiaries (including trade payables, which as of June 30, 2003 were approximately $0.5 million). Neither we, nor our subsidiaries are limited from incurring debt, including senior indebtedness, under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. We anticipate that from time to time we will incur additional debt, including senior indebtedness. Our subsidiaries are also likely to incur liabilities in the future.

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

               On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 5,602,987, or the ‘987 Patent. Defendants have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. Ritek has filed a motion for summary judgment of non-infringement, and we have filed a cross-motion for summary judgment of Ritek’s infringement. A hearing on those motions and on claim construction of the ‘987 Patent is currently scheduled for August 13, 2003.

                On or about June 9, 2003, we received written notice from Infineon that it believes we have infringed Infineon’s U.S. Patent No. 5,726,601, or the ‘601 patent. We contend that we have not infringed any valid claim of the ‘601 patent. On June 24, 2003, we filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity in the United States District Court for the Northern District of California. In the suit, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ, we are seeking a declaration that we have not infringed the ‘601 patent and that the patent is invalid.

               On July 3, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The suit, captioned Philippe de Vries, Julia Frances Dunbar De Vries Trust, et al., v.

Tower Semiconductor Ltd., et al., Civil Case No. 03 CV 4999, was filed against Tower and certain of its shareholders and directors, including us and Eli Harari, our President and CEO and a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses.

Item 2. Changes in Securities

               None

Item 3. Defaults upon Senior Securities

               None

Item 4. Submission of Matters to a Vote of Security Holders

               At our Annual Meeting of Stockholders held on June 3, 2003, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Judy Bruner	61,390,258	667,401
Irwin Federman	49,628,198	12,429,461
Eli Harari	61,869,142	188,517
James D. Meindl	61,868,852	188,807
Alan F. Shugart	61,868,543	189,116

The following proposal was also approved at our Annual Meeting:

		Shares
	Shares	Voted	Shares	Broker
	Voted For	Against	Abstaining	Non-votes

Ratify the appointment of Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 2003.	60,490,235	1,531,514	35,910	-0-

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

               B. Reports on Form 8-K

          On April 16, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 9 the issuance of a press release announcing its first quarter 2003 financial results.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated: August 8, 2003	By:	/s/ Michael Gray

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

Date: August 8, 2003

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

Date: August 8, 2003

/s/ Michael Gray

Michael Gray
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.