Form 10-Q
period 2003-09-28
SANDISK CORP
filed 2003-11-17
CIK 1000180

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2003

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

Yes  [X]  No  [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  [X]  No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of September 28, 2003

Common Stock, $0.001 par value	71,309,211

Class	Number of shares

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28,	December 29,
	2003	2002*

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$257,487	$220,785
Short-term investments	375,476	235,706
Investment in foundries	48,789	110,069
Accounts receivable, net	139,946	81,086
Inventories	94,759	88,595
Deferred tax asset	26,239	—
Other receivable	28,437	—
Prepaid expenses, other current assets and tax receivable	22,143	18,489

Total current assets	993,276	754,730
Property and equipment, net	51,223	30,307
Investment in foundries	—	24,197
Investment in FlashVision	142,645	142,825
Deferred tax asset	7,576	6,922
Other receivable	36,563	—
Deposits and other non-current assets	8,384	14,598

Total Assets	$1,239,667	$973,579

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$78,493	$28,294
Accounts payable to related parties	37,799	26,349
Accrued payroll and related expenses	18,480	11,690
Income taxes payable	32,333	15,978
Deferred tax liability	—	6,922
Research and development liability, related party	6,500	10,507
Other accrued liabilities	32,331	26,780
Deferred income on shipments to distributors and retailers and deferred revenue	63,444	43,760

Total current liabilities	269,380	170,280
Convertible subordinated notes payable	150,000	150,000
Other liabilities	1,005	2,404
Deferred revenue	22,944	23,175

Total Liabilities	443,329	345,859
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	621,734	585,968
Retained earnings	165,786	84,765
Accumulated other comprehensive income (loss)	8,818	(43,013)

Total stockholders’ equity	796,338	627,720
Total Liabilities and Stockholders’ Equity	$1,239,667	$973,579

*Information derived from the audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Revenues:
Product	$259,446	$132,050	$628,938	$334,186
License and royalty	21,954	9,078	61,568	27,259

Total revenues	281,400	141,128	690,506	361,445
Cost of product revenues	167,765	86,787	416,508	252,570

Gross profits	113,635	54,341	273,998	108,875
Operating expenses:
Research and development	22,010	14,026	58,937	45,849
Sales and marketing	16,899	10,742	45,066	28,607
General and administrative	7,923	7,661	21,847	18,918

Total operating expenses	46,832	32,429	128,850	93,374
Operating income	66,803	21,912	148,148	15,501
Equity in income (loss) of joint ventures	51	(963)	90	284
Interest income	1,611	2,054	5,622	6,551
Interest expense	(1,688)	(1,744)	(5,063)	(5,107)
Gain (loss) on investment in foundries	6,662	(1,201)	3,079	(1,201)
Loss on unauthorized sale of UMC shares	(18,339)	—	(18,339)	—
Gain (loss) on equity investment	4,352	(900)	(148)	(900)
Other (expense), net	(149)	(639)	(1,004)	(2,622)

Income (loss) before taxes	59,303	18,519	132,385	12,506
Provision for (benefit from) income taxes	44,533	7,195	51,364	(4,124)

Net income	$14,770	$11,324	$81,021	$16,630

Net income per share
Basic	$0.21	$0.16	$1.16	$0.24
Diluted	$0.18	$0.16	$1.03	$0.23
Shares used in computing net income per share
Basic	70,731	68,854	69,874	68,721
Diluted	85,781	79,003	82,702	70,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	September 28,	September 29,
	2003	2002

Cash flows from operating activities:
Net income	$81,021	$16,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,154	16,112
Deferred taxes	2,152	(11,151)
Allowance for doubtful accounts	888	638
Amortization bond issuance costs	660	660
Loss on unauthorized sale of UMC shares	18,339	—
Loss (gain) on investment in foundry	(3,079)	1,201
Loss on equity investment	148	900
Equity in (income) of joint ventures	(90)	(284)
Loss (gain) on disposal of fixed assets	195	(1,317)
Changes in operating assets and liabilities:
Accounts receivable	(59,748)	(22,502)
Income tax receivable	1,563	(480)
Inventories	(6,164)	(21,641)
Prepaid expenses and other current assets	4,886	(1,459)
Deposits and other assets	(23)	1,509
Investment in FlashVision	270	7,227
Accounts payable	50,591	13,648
Accrued payroll and related expenses	6,790	(909)
Income taxes payable	16,355	2,726
Other current liabilities	5,360	5,433
Other current liabilities, related parties	11,450	7,252
Research and development liabilities, related parties	(4,007)	(2,135)
Deferred income on shipments to distributors and retailers and deferred revenue	19,684	33,060
Non-current deferred revenue	(231)	16,789
Other non-current liabilities	(1,225)	2,881

Net cash provided by operating activities	161,939	64,788
Cash flows from investing activities:
Purchases of short term investments	(315,871)	(212,965)
Proceeds from sale of short term investments	175,551	129,612
Proceeds from sale of investment in foundry	21,627	—
Proceeds from sale of equity investment	4,352	—
Restricted cash	—	64,734
Investment in FlashVision	—	4,199
Investment in foundries	(4,282)	(11,001)
Proceeds from sale of fixed assets	528	—
Deposit for acquisition of fixed assets	(5,372)	—
Acquisition of technology license	—	(606)
Acquisition of capital equipment and technology license	(37,536)	(13,438)

Net cash (used in) provided by investing activities	(161,003)	(39,465)
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated notes	—	24,366
Issuance of common stock	35,766	4,249

Net cash provided by financing activities	35,766	28,615
Net increase in cash and cash equivalents	36,702	53,938
Cash and cash equivalents at beginning of period	220,785	189,499

Cash and cash equivalents at end of period	$257,487	$243,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     1.     Basis of presentation

          These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of September 28, 2003, and the results of operations for the three and nine month periods ended September 28, 2003 and September 29, 2002 and cash flows for the nine month periods ended September 28, 2003 and September 29, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K as of, and for, the year ended December 29, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

          The Company’s results of operations for the three and nine month periods ended September 28, 2003 and its cash flows for the nine month periods ended September 28, 2003 are not necessarily indicative of results that may be expected for the year ended December 28, 2003, or for any future period.

          The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarters of 2003 and 2002 ended on March 30, 2003 and March 31, 2002,the second fiscal quarters ended on June 29, 2003 and June 30, 2002 and the third fiscal quarters ended on September 28, 2003 and September 29, 2002. Fiscal year 2003 is 52 weeks long and ends on December 28, 2003. Fiscal year 2002 was 52 weeks long and ended on December 29, 2002.

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

          Foreign Currency Translation. The U.S. dollar is the functional currency for most of the Company’s foreign operations. Gains and losses on the re-measurement into U.S. Dollars of the amounts denominated in foreign currencies are included in the net income (loss) for those operations whose functional currency is the U.S. dollar and translation adjustments are included in other comprehensive income (loss) and as accumulated other comprehensive income (loss), for those operations whose functional currency is the local currency. The Japanese Yen is the functional currency for the Company’s FlashVision joint venture.

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

          The Company’s warranty activity is as follows (in thousands):

Balance at December	Additions Charged to			Balance at
29, 2002	Costs of Revenue	(Usage)	Adjustments	September 28, 2003

$3,472	$4,759	$(3,477)	$—	$4,754

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

	Three months ended		Nine months ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net income as reported	$14,770	$11,324	$81,021	$16,630
Fair value method expense, net of related tax	(2,521)	(5,967)	(21,317)	(16,096)

Pro forma net income	$12,249	$5,357	$59,704	$534

Pro forma basic income per share	$0.17	$0.08	$0.85	$0.08

Pro forma diluted income per share	$0.15	$0.08	$0.77	$0.05

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made as of September 28, 2003 and September 29, 2002:

	September 28,	September 29,
	2003	2002

Dividend yield	None	None
Expected volatility	0.973	0.973
Risk free interest rate	2.869%	4.112%
Expected lives	5 years	5 years

          The per share weighted-average fair value of options granted during the third quarters of 2003 and 2002 were $42.85 and $10.30, respectively. The per share weighted-average fair value of options granted during the first nine months of 2003 and 2002 were $15.71 and $9.82, respectively.

          The pro forma net income and pro forma net income per share listed above include expense related to our employee stock purchase plans. The fair value of issuances under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes model, with the following weighted-average assumptions for issuances made as of September 28, 2003 and September 29, 2002, respectively:

	2003	2002

Dividend yield	None	None
Expected volatility	0.596	0.853
Risk free interest rate	2.667%	3.523%
Expected lives	½ year	½ year

          Recent Accounting Pronouncements — In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not expect the provisions of FIN 46 to have a material impact on the Company’s financial position or results of operations when they are applicable.

     In November 2002, the FASB issued Emerging Issues Task Force, or EITF, Issue No.00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No.00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No.00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No.00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No.00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No.00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No.00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No.00-21 were adopted in the third quarter of fiscal 2003 and did not have a material impact on the consolidated financial statements.

     In February 2003, the FASB issued EITF issue No 02-18, “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition”. EITF Issue No. 02-18 addresses whether an investor should recognize any previously suspended losses, and the amount of suspended losses to be recognized when accounting for subsequent additional investments in an investee. The provisions of EITF No 02-18 were adopted by the Company in the third quarter of fiscal 2003 and did not have a material impact on the Company’s results of operations or financial position.

     In April 2003, the FASB issued SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 was effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The provisions of SFAS 149 were adopted by the Company in the third quarter of fiscal 2003 and did not have a material impact on the Company’s results of operations or financial position.

     3.     Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis, which approximates actual costs on a first-in, first-out basis. Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows (in thousands):

	September 28,	December 29,
	2003	2002

	(in thousands)
Inventories:
Raw material	$12,201	$7,916
Work-in-process	34,291	25,408
Finished goods	48,267	55,271

Total Inventories	$94,759	$88,595

     In the third quarter and first nine months of 2003, the Company sold approximately $8.4 million and $13.9 million, respectively, of inventory that had been fully written off in previous quarters. In the third quarter and first nine months of 2002, the Company sold approximately $3.0 million and $8.3 million, respectively, of inventory that had been fully written off in previous quarters. The Company may be forced to take additional write-downs for excess or obsolete inventory in future quarters if inventory levels exceed forecasted customer orders. In addition, the Company may record lower of cost or market price adjustments to its inventories if continued pricing pressure results in a net realizable value that is lower than its manufacturing cost. Although the Company continuously tries to maintain its inventory in line with the near term forecasted level of business, the Company is obligated to honor existing purchase orders that have been placed with its suppliers. In the case of its FlashVision joint venture, the Company is obligated to purchase 50% of the production output, which makes it more difficult for the Company to reduce its inventory in times when the demand forecast is reduced.

     4.     Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-term portion of the Company’s investments in UMC and Tower, net of the related tax effects, for all periods presented.

	Three months ended		Nine months ended

	September 28,	September 29,	September 28	September 29,
	2003	2002	2003	2002

	(In thousands)
Net income	$14,770	$11,324	$81,021	$16,630
Unrealized gain (loss) on foundries[1]	1,397	(56,714)	8,422	(88,696)
Unrealized gain (loss) on available-for-sale securities	(161)	119	(550)	239

Comprehensive income (loss)	$16,006	$(45,271)	$88,893	$(71,827)

     1 For the three and nine months ended September 28, 2003, excludes a reversal of approximately $24.4 million in deferred tax expense included in prior periods as a component of accumulated other comprehensive income associated with the UMC shares that were subsequently embezzled and fraudulently sold in the third quarter of 2003 and approximately $8.9 million in a similar reversal of deferred tax expense previously included in accumulated other comprehensive income associated with the 35 million UMC shares that the Company sold in its authorized sale in the third quarter of 2003.

     Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheet consists of the accumulated gains and losses on available-for-sale marketable securities for all periods presented (in thousands):

	September 28,	December 29,
	2003	2002

Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$505	$1,055
Available-for-sale investment in foundries	8,313	(44,068)

Total accumulated other comprehensive income (loss)	$8,818	$(43,013)

     Total accumulated other comprehensive income (loss) was $8.8 million and ($43.0) million at September 28, 2003 and December 29, 2002, respectively and included gains (losses), net of taxes, on the Company’s investment in (i) UMC of $2.3 million at September 28, 2003 and ($44.0) million at December 29, 2002 and (ii) Tower of $6.1 million and approximately $50,000 at the same dates, respectively. The amount of income tax expense allocated to unrealized gain/loss on investments was $1.5 million and $37.4 million as of September 28, 2003 and December 29, 2002, respectively. The amount of income tax expense allocated to unrealized gain on available-for-sale securities was immaterial at September 28, 2003 and December 29, 2002, respectively.

     5.     Restructuring and related activities

     As of December 29, 2002, with the exception of leases related to the abandoned excess leased facilities, the Company had made all payments associated with its restructuring in the second half of 2001 and first half of 2002. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in 2003 and later periods. In the first quarter of 2003, the Company entered into a sublease for a portion of the abandoned warehouse facility, which will expire in July of 2005. The applicable sublease income will partially offset the restructuring reserve balance until completely utilized in 2004.

     The following table summarizes the restructuring activity from inception of the plan through September 28, 2003:

		Workforce	Lease
	Equipment	Reduction	Commitments	Total

		(In thousands)
Restructuring charge, September 30, 2001	$6,383	$1,094	$1,033	$8,510
Non-cash charges	(6,027)	—	—	(6,027)
Cash payments	—	(805)	—	(805)

Accrual balance, December 30, 2001	356	289	1,033	1,678
Non-cash charges	(17)	—	—	(17)
Adjustments	(339)	321	18	—
Cash payments	—	(610)	(471)	(1,081)

Accrual balance, December 29, 2002	—	—	580	580
Cash payments	—	—	(146)	(146)
Cash receipts	—	—	38	38

Accrual balance, March 30, 2003	—	—	472	472
Cash payments	—	—	(194)	(194)
Cash receipts	—	—	103	103

Accrual balance, June 29, 2003	—	—	381	381
Cash payments	—	—	(144)	(144)
Cash receipts	—	—	53	53

Accrual balance, September 28, 2003	$—	$—	$290	$290

     6.     Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Nine months ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Numerator used in computing basic net income per share	$14,770	$11,324	$81,021	$16,630

Numerator for diluted net income per share:
Interest expense, net of tax, related to convertible debt	475	1,194	3,939	—

Numerator used in computing diluted net income per share	$15,245	$12,518	$84,960	$16,630

Denominator for basic net income per share:
Weighted average common shares	70,731	68,854	69,874	68,721

Basic net income per share	$0.21	$0.16	$1.16	$0.24

Denominator for diluted net income per share:
Weighted average common shares	70,731	68,854	69,874	68,721
Weighted average number of shares on an if-converted basis	8,138	8,138	8,138	—
Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	6,912	2,010	4,689	2,227

Shares used in computing diluted net income per share	85,781	79,002	82,702	70,948

Diluted net income per share	$0.18	$0.16	$1.03	$0.23

     Basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share includes the dilutive effects of stock options, warrants, and convertible securities. For the third quarters of 2003 and 2002 and for the nine months ended September 28, 2003 and September 29, 2002, options to purchase 510,166, 4,540,950, 2,895,713 and 4,514,788 shares of common stock, respectively, have been omitted from the diluted net income per share calculation because the options’ exercise price was greater than the average market price of the common shares and therefore the effect would be antidilutive.

     7.     Commitments, Litigation, Contingencies and Guarantees

Commitments

     The terms of the FlashVision joint venture, as described in Note 9, contractually obligate the Company to purchase half of FlashVision’s NAND wafer production output. The Company also has the ability to purchase additional capacity under a foundry agreement (also discussed more fully at Note 9) with Toshiba. Under the terms of the Company’s foundry agreement with Toshiba, the Company is required to provide Toshiba with a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under this arrangement relating to the first three months of the six-month forecast are binding, are at market prices and cannot be cancelled. At September 28, 2003, approximately $36.5 million of non-cancelable purchase orders for flash memory wafers from Toshiba and FlashVision were outstanding. In addition, as a part of the joint venture agreement, the Company is required to fund certain research and development expenses related to the development of advanced NAND flash memory technologies. As of September 28, 2003, the Company had accrued liabilities related to those expenses of $6.5 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of the Company’s revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred.

     Given the current apparent acceleration in global demand for flash memory wafers and assuming that the markets for the Company’s products continue their current growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to the Company from all its current sources. In that case, the Company may need to secure for itself substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithography. Accordingly, the Company and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. Toshiba and the Company plan to substantially increase Yokkaichi’s 200 mm Flash memory wafer output in 2003 and 2004. The capacity expansion will be partially funded through FlashVision internally generated funds, as well as through substantial additional investments by Toshiba and SanDisk. As of September 28, 2003, the Company had committed to fund approximately $18.3 million for the initial fabrication capacity expansion through the first quarter of 2004 and is in discussions with Toshiba for substantial additional funding through the first quarter of fiscal 2005. The amount of the Company’s obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. The Company expects to make further substantial commitments for capacity expansion at FlashVision in the next two to three years, which may include investing in a new, more advanced wafer fabrication facility, and may need to raise additional capital to do so. If the Company does substantially expand capacity or invest in a new wafer fabrication facility, in addition to its initial investment, which may be substantial, for several quarters the Company will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the new or expanded fabrication facility.

     At September 28, 2003, the Company had approximately $106.2 million of total non-cancelable outstanding purchase orders from its suppliers and subcontractors. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at September 28, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

		Remainder
		of Fiscal	Fiscal 2004	Fiscal 2006
	Total	2003	– 2005	- 2007	Fiscal 2008

CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000	$—	$—	$150,000	$—
Interest payable on convertible subordinated notes	23,625	3,375	13,500	6,750	—
Operating leases	7,431	870	5,531	1,030	—
Investment in Tower	6,718	6,718	—	—	—
FlashVision research and development, fabrication capacity expansion and start-up costs	106,884	17,204	41,680	32,000	16,000
Non-cancelable purchase commitments	106,184	106,184	—	—	—

Total contractual cash obligations	$400,842	$134,351	$60,711	$189,780	$16,000

		Remainder
		of Fiscal	Fiscal 2004
	Total	2003	– 2005	Thereafter

CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$389	$53	$336	$—

Total contractual cash income	$389	$53	$336	$—

As of September 28, 2003

OFF BALANCE SHEET ARRANGEMENTS
Indemnification of FlashVision foundry equipment lease	$131,553

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

     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987, or the ‘987 Patent. Defendants have filed answers denying the allegations. The Company filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe its ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied the Company’s motion. Discovery has commenced. Ritek filed a motion for summary judgment of non-infringement on October 31, 2002. The Company filed a cross-motion for summary judgment of Ritek’s infringement. The Court granted Ritek’s motion on September 30, 2003. Discovery is continuing with respect to Pretec and Memorex portion of the case. The Company intends to appeal the Court’s grant of Ritek’s motion.

     On or about June 9, 2003, the Company received written notice from Infineon that it believes the Company has infringed Infineon’s U.S. Patent No. 5,726,601, or the ‘601 patent. The Company contends that it has not infringed any valid claim of the ‘601 patent. On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity in the United States District Court for the Northern District of California. In the suit, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ, the Company is seeking a declaration that it has not infringed the ‘601 patent and that the patent is invalid. On October 6, 2003, Infineon filed an answer to the Company’s complaint and filed a counterclaim for alleged patent infringement. By its answer and counterclaim, Infineon: (i) denied that the Company is entitled to the declaration sought by the Company’s complaint; (ii) requested that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and another patent – U.S. Patent No. 4,841,222, or the ‘222 patent, willfully and deliberately; and (iii) sought damages, attorneys’ fees, and an injunction against the Company from making, using, selling, offering for sale, and/or importing any product that infringes upon the rights secured by the ‘601 and ‘222 patents. Later, on October 6, 2003, Infineon filed an amended answer and counterclaim, which includes the same substantive allegations of infringement that are found in its original answer and counterclaim. On October 27, 2003, the Company filed a reply to Infineon’s counterclaims, in which it denied that it infringes the asserted patents, and denied that Infineon is entitled to any relief in the action.

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

Contingencies

     FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of September 28, 2003, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $131.6 million.

     UMC – Subsequent to the end of the Company’s third quarter ended September 28, 2003, the Company was advised by its Taiwan law firm that UMC shares owned by the Company and held in custody by its Taiwan law firm, Lee and Li, had been embezzled by an employee of Lee and Li. Based on information provided by Lee and Li, a total of approximately 127.8 million of the Company’s UMC shares were sold in unauthorized transactions. The Company still holds approximately 20.6 million UMC shares.

     Effective as of November 14, 2003, the Company and Lee and Li entered into a Settlement and General Release Agreement, or Settlement Agreement, concerning the embezzled shares. Pursuant to the Settlement Agreement, the Company was remitted a cash payment of $20.0 million at the time of signing. In addition, Lee and Li will pay the Company $45.0 million (inclusive of interest $47.9 million) over four years in sixteen quarterly installments. These amounts are secured by irrevocable standby letters of credit issued by the International Commercial Bank of China, or ICBC. Further, Lee and Li has extended a credit to the Company in the amount of $18.3 million to be applied against future legal services provided by Lee and Li and to be spread equally over 18 years. In the event that the Company does not fully utilize this credit in a given year, Lee and Li will annually remit one-third of the unused credit amount for that year to the Company and the Company will donate such amount to its corporate charitable fund. The remaining two-thirds of the unused credit will be donated by Lee and Li in equal amounts to the Taiwan Red Cross and to a joint SanDisk/Lee and Li Lecture Program to promote integrated education in business, technology and law in Taiwan and China. If any of the stolen assets are recovered, the net amount after recovery expenses, will be split between the Company and Lee and Li, in specified proportions until the Company receives a maximum amount of $106.6 million, including all amounts described above. (See also Notes 9 and 11).

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

     As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 28, 2003.

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

     The Company reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Hedge ineffectiveness was not material in the third quarter and first nine months of fiscal 2003. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

     The Company had foreign exchange contract lines in the amount of $120.0 million at September 28, 2003. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. At September 28, 2003, the Company had no forward contracts outstanding.

     At September 28, 2003, the Company had $30.1 million in Japanese Yen-denominated accounts payable designated as fair value hedges against Japanese Yen-denominated net assets of $24.8 million. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. There was no unrealized loss on derivative instruments as of September 28, 2003.

     The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. Foreign exchange gain was $0.1 million in the third quarter of 2003 and a loss of ($0.4) million was recorded in the third quarter of 2002. Foreign exchange losses were $0.6 million and $2.0 million in the first nine months of 2003 and 2002, respectively. These amounts are included in other expense, net, in the condensed consolidated statements of income.

9.	Joint Venture, Strategic Manufacturing Relationships, Investments and Related Parties

     FlashVision — In April 2002, the Company and Toshiba restructured their FlashVision Dominion Semiconductor business in Virginia by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. Under the terms of the agreement, Toshiba transferred the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and undertook full responsibility for the equipment transfer and production set up. The FlashVision operation at Yokkaichi continues the joint venture on essentially the same terms as the parties had at Dominion. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) with Mizuho Corporate Bank, Ltd. and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of September 28, 2003 the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $131.6 million.

     UMC — The Company maintains its cost basis investment position in United Microelectronics, Inc., or UMC, one of its suppliers of wafers for its controller components. During the third quarter of 2003, the Company sold 35 million of its UMC shares for proceeds of approximately $30 million. Also during the third quarter, the Company suffered a loss of $18.3 million as a result of the fraudulent sale of 127.8 million of UMC shares owned by the Company and misappropriation of the proceeds, by an employee of Lee and Li, the Company’s law firm in Taiwan. As a result of the unauthorized sales of UMC shares and the Company’s sale of 35 million UMC shares, the Company’s current holdings in UMC decreased to approximately 20.6 million shares. Accordingly, the Company has reduced its UMC investment in foundries as shown in the condensed consolidated balance sheet to $17.1 million at September 28, 2003. In addition, the Company recognized a loss of approximately $18.3 million in accordance with SFAS No. 5 related to the stolen shares and recognized a gain of $7.0 million related to the sale of the 35 million shares in its condensed consolidated statements of income for the three and nine months ended September 28, 2003. Pursuant to the Settlement Agreement entered into between the Company, Lee and Li and certain Lee and Li personnel, the cash payment received by the Company of $20.0 million on November 14, 2003, as well as, promises to pay, exclusive of interest, of $45.0 million over four years have been classified on the Company’s condensed consolidated balance sheet as a short-term other receivable of $28.4 million and a long-term other receivable of $36.6 million at September 28, 2003. The promises to pay are secured by irrevocable standby letters of credit. The Company believes the credit for future professional services and payments of future charitable contributions on the Company’s behalf in the amount of $18.3 million payable over 18 years, which are an element of the Company’s Settlement Agreement, have no value, as there is no reasonable assurance of realization. Accordingly, the Company has charged to earnings these amounts as a loss on unauthorized sale of UMC shares. Related to the recorded loss, the Company recognized a tax benefit in the third quarter of approximately $7.0 million, and it also recognized a charge to its tax provision of approximately $24.4 million resulting from the reversal of a tax benefit recognized in prior periods associated with the stolen UMC shares. If the Company realizes any additional recovery, a gain will be realized in the period of recovery. With respect to the remaining 20.6 million shares owned by the Company, UMC’s share price increased to New Taiwan dollars, or NT$, of NT$28.10 at September 28, 2003, from a stock dividend adjusted price of NT$21.73 at June 29, 2003. As a result, our investment, which is classified as available-for-sale in accordance with SFAS No. 115, includes an unrealized gain of approximately $2.3 million, net of related tax impact of $1.4 million, recorded as a component of accumulated comprehensive income on the Company’s condensed consolidated balance sheet. If the fair value of the remaining UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, there may be a gain or loss if the UMC shares are sold, due to fluctuations in the market value of UMC’s stock.

     Tower Semiconductor — In July 2000, the Company entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of September 28, 2003, the Company had invested $72.3 million in Tower and obtained 7,536,343 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 7,536,343 Tower ordinary shares represented an approximate 15% equity ownership position in Tower as of September 28, 2003. In the first nine months of 2003 the Company recorded write-downs to the value of the wafer credits of $3.9 million. During the third quarter of 2003, the Company utilized approximately $0.4 million of these wafer credits to purchase controller wafers from Tower. In the third quarter and first nine months of 2003, the Company recorded a $0.3 million loss and an $18,000 loss, respectively, to adjust the book value of the warrant. Also as of September 28, 2003, the Company has recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of its investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on its prepaid wafer credits and $0.8 million of losses on its warrant to purchase Tower ordinary shares. As of September 28, 2003, the Company’s Tower ordinary shares were valued at $31.1 million and included an unrealized gain of $6.1 million, recorded as a component of accumulated other comprehensive income. As of September 28, 2003, the Company’s Tower prepaid wafer credits were valued at $1.7 million and the warrant to purchase Tower ordinary shares was valued at $0.5 million.

     In February 2003, the Company agreed to amend its foundry investment agreements with Tower and advance the payment of $11.0 million for the fifth and final milestone in two installments regardless of whether the milestone was met, a first installment of approximately $6.6 million, of which $4.3 million has been paid, and a second installment of approximately $4.4 million. Tower’s shareholders approved the amendment in May 2003. In November 2003, the Company agreed to further amend the foundry investment agreements, referred to as the November Amendment, to, among other things, (a) advance the entirety of the remaining fifth milestone payment of $6,718,950, or Payment, (b) defer the Company’s use of wafer credits, and (c) extend the lock-up period on the Company’s Tower ordinary shares. The Payment is subject to (i) the November Amendment being executed by all parties and approved by Tower’s shareholders, (ii) the execution of an amendment to Tower’s facility agreement, and (iii) the Investment Center not having informed Tower that it is not continuing its funding of the Fab 2 project. If these conditions are met, the Payment will be due no later than three (3) business days after Tower’s shareholders approve the November Amendment. If the Payment is made, the Company expects to receive 777,294 Tower ordinary shares plus a number of shares equal to the second installment of approximately $4.4 million, divided by either (A) the price at which Tower completes a financing, provided the financing is consummated within 180 days from the November amendment; or, if the conditions specified in (A) are not met, then (B) the average trading price, or ATP, of Tower ordinary shares during the fifteen (15) consecutive trading days preceding the date of the Payment. If the conversion price per share is the 15-day ATP and Tower closes a subsequent financing, not including certain rights offerings consummated by Tower by June 30, 2004, at a price per share less than the 15-day ATP and receives certain minimum proceeds, the Company will receive additional Tower ordinary shares equivalent to $4.4 million divided by the price per share in that subsequent financing less the number of shares previously issued to the Company at the 15-day ATP.

     Also under the November Amendment, the Company agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the date of the November Amendment utilizing wafer credits; however, the Company will have the option to convert credits it would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15 day ATP preceding the last day of the relevant quarter. Unconverted credits shall accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, the Company may convert all of the then remaining Series A-4 Credits into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by the Company and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than the Company and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

     The November Amendment also provides that the Company will not sell Tower ordinary shares until January 29, 2006, except it may sell 30% of the Tower shares held as of January 29, 2004. In addition, the Company has extended the date on which the Company may exercise its demand registration rights until the earlier of (i) December 31, 2005 and (ii) such date that Tower has fulfilled all of its obligations to raise any additional financing pursuant to its facility agreement.

     Related party transactions — In September 2003, the Company announced the appointment of the president and chief executive officer of Flextronics International Ltd. to its board of directors. During the third quarter of 2003, the Company paid Flextronics and its affiliates approximately $3.3 million for wafer testing, packaged memory final testing, card assembly and card testing. At September 28, 2003 the Company had amounts payable to Flextronics and its affiliates of approximately $1.6 million related to wafer testing, packaged memory final testing, card assembly and card testing

     10.     Income Taxes

     For the three months ended September 28, 2003 and the first nine months of 2003, the Company recorded income tax provisions of $44.5 million and $51.4 million, respectively. This compares to a tax provision of $7.2 million and a benefit provision of $(4.1) million recorded for the same periods in 2002. The tax provision for the third quarter of 2003 includes U.S. income tax and foreign withholding taxes, tax on the gain realized from the sale of UMC shares, a charge relating to the non-cash reversal of a tax benefit taken in 2001 and 2002 related to unrealized gain in UMC shares accounted for under FAS 115, a benefit from the loss recorded on the theft loss of UMC shares, and benefit provided by partial reversal of the valuation allowance that the Company carried at the end of 2002. The tax provision in the third quarter of 2002 was primarily due to the impact of foreign withholding tax on the Company’s royalty revenues. The provision in the third quarter of 2003 brings the year-to-date tax provision to an estimated annual effective rate of approximately 19% on income, excluding the third-quarter sale and theft loss of UMC shares.

     11.     Subsequent Events

     On September 30, 2003, the Company closed the sale and issuance of 7,996,000 shares of its common stock at a price to the public of $65.25 per share, yielding net proceeds to the Company of approximately $504.8 million. In addition, on October 8, 2003, the Company closed the issuance and sale of 266,081 shares of the Company’s common stock pursuant to the underwriters’ partial exercise of their over-allotment option related to the offering, yielding net proceeds to the Company of approximately $16.8 million. As the close of the offering occurred subsequent to September 28, 2003, the shares and proceeds are excluded from the September 28, 2003 results.

     On October 14, 2003, the Company was advised by its Taiwan law firm that UMC shares owned by the Company and held in custody by its Taiwan law firm, Lee and Li, had been embezzled by an employee of Lee and Li. Based on information provided by Lee and Li, a total of approximately 127.8 million of the Company’s UMC shares were sold in unauthorized transactions starting on August 6, 2003 and ending on September 15, 2003. The proceeds from the unauthorized sales, amounting to approximately $92 million, were embezzled by Lee and Li’s former employee, who is now a fugitive. The Company still holds approximately 20.6 million UMC shares.

     Effective as of November 14, 2003, the Company and Lee and Li entered into a Settlement and General Release Agreement (Settlement Agreement) concerning the embezzled shares. Pursuant to the Settlement Agreement, the Company was remitted a cash payment of $20.0 million at the time of signing. In addition, Lee and Li will pay the Company $45.0 million (inclusive of interest $47.9 million) over four years in sixteen quarterly installments. These amounts are secured by irrevocable standby letters of credit issued by the International Commercial Bank of China, or ICBC. Further, Lee and Li has extended a credit to the Company in the amount of $18.3 million to be applied against future legal services provided by Lee and Li and to be spread equally over 18 years. In the event that the Company does not fully utilize this credit in a given year, Lee and Li will annually remit one-third of the unused credit amount for that year to the Company and the Company will donate such amount to its corporate charitable fund. The remaining two-thirds of the unused credit will be donated by Lee and Li in equal amounts to the Taiwan Red Cross and to a joint SanDisk/Lee and Li Lecture Program to promote integrated education in business, technology and law in Taiwan and China. If any of the stolen assets are recovered, the net amount after recovery expenses, will be split between the Company and Lee and Li, in specified proportions until the Company receives a maximum amount of $106.6 million, including all amounts described above.

     As a result of the unauthorized sales of UMC shares and the Company’s sale of 35 million UMC shares, the Company’s current holdings in UMC decreased to approximately 20.6 million shares. Accordingly, the Company has reduced its UMC investment in foundries as shown in the condensed consolidated balance sheet to $17.1 million at September 28, 2003. In addition, the Company recognized a loss of approximately $18.3 million in accordance with SFAS No. 5 related to the stolen shares and recognized a gain of $7.0 million related to the sale of the 35 million shares in its condensed consolidated statements of income for the three and nine months ended September 28, 2003. Pursuant to the Settlement Agreement entered into between the Company, Lee and Li and certain Lee and Li personnel, the cash payment received by the Company of $20.0 million on November 14, 2003, as well as, promises to pay, exclusive of interest, of $45.0 million over four years have been classified on the Company’s condensed consolidated balance sheet as a short-term other receivable of $28.4 million and a long-term other receivable of $36.6 million at September 28, 2003. The promises to pay are secured by irrevocable standby letters of credit. The Company believes the credit for future professional services and payments of future charitable contributions on the Company’s behalf in the amount of $18.3 million payable over 18 years, which are an element of the Company’s Settlement Agreement, have no value, as there is no reasonable assurance of realization. Accordingly, the Company has charged to earnings these amounts as a loss on unauthorized sale of UMC shares. Related to the recorded loss, the Company recognized a tax benefit in the third quarter of approximately $7.0 million, and it also recognized a charge to its tax provision of approximately $24.4 million resulting from the reversal of a tax benefit recognized in prior periods associated with the stolen UMC shares. If the Company realizes any additional recovery, a gain will be realized in the period of recovery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this report that are not historical facts are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may materially differ from the results discussed in our forward-looking statements. Factors that could cause our actual results to materially differ include, but are not limited to, those discussed under “Factors That May Affect Future Results” below, and elsewhere in this report. Our business, financial condition or results of operations could be materially affected by any of these or other factors. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

Overview

     SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. For the third quarter and first nine months of 2003, approximately 91% of our product sales were attributable to the consumer electronics market, particularly sales of our CompactFlash, or CF card, Secure Digital, or SD card, Memory Stick and SmartMedia card products primarily in digital camera applications. Substantial portions of our products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel have immediate request dates, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs and sales levels. We believe sales to the consumer market will continue to represent a substantial majority of our sales, and may even increase as a percentage of our sales in future years. There is an increasing popularity of consumer applications with flash memory, including digital cameras, portable digital music players, cell phones, cell phones that incorporate digital cameras, USB flash drives and PDAs.

     Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, availability of foundry capacity from both captive and non-captive sources, the timing and volume of sell-through by our distributors and retail customers to their customers, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing capacity utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. In the event we are required to increase purchases of flash memory products from non-captive sources due to supply constraints on our captive sources, our product gross margins may be adversely impacted. We have experienced seasonality in the past, and as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become increasingly subject to seasonal increases in the fourth quarter of each year with declines in the first quarter of the following year. See “Factors That May Affect Future Results — Risks Related to Our Business — Our operating results may fluctuate significantly....” and “ — Risks Related to Sales of Our Products — There is seasonality in our business....”

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

     We market our products using our direct sales organization, distributors, manufacturers’ representatives, private label partners, OEMs and retailers. In the third quarters of 2003 and 2002, retail sales accounted for 62% of total product revenues, and 62% and 61% in the first nine months of 2003 and 2002, respectively. Total product revenue dollars from our retail channels increased 97% in the third quarter of 2003 over the comparable period in 2002 and represented an 89% increase for the first nine months of 2003 over the comparable period in 2002. We expect that sales through the retail channel will continue to comprise a significant portion of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers. In the third quarter of 2003 and 2002, sales to the OEM and industrial channels accounted for 38% and 37% of total product revenues, respectively and 38% in the first nine months of 2003 and 2002, respectively. Total revenue dollars from our OEM and industrial channels increased 98% in the third quarter of 2003 over the comparable period in 2002, and increased 88% for the first nine months of 2003 over the comparable period in 2002.

     Historically, a majority of our sales have been to a limited number of customers. Sales to our top 10 customers accounted for approximately 51% and 49% of our product revenues in the third quarter and first nine months of 2003, respectively, and approximately 49% and 50% of our product revenues in the third quarter and first nine months of 2002, respectively. No single customer accounted for greater than 10% of our total revenues in the third quarters or first nine months of 2003 or 2002. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers, could harm our business, financial condition and results of operations. See “Factors That May Affect Future Results — Risks Related to Sales of Our Products — Sales to a small number of customers represent a significant portion of our revenues....”

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

     Product costs and average selling prices per megabyte have decreased significantly in 2001, 2002 and through the first nine months of 2003 due primarily to technological innovations. During 2001, supply outpaced demand, resulting in an average selling price per megabyte decline of approximately 50%. During 2002, demand and supply were relatively well balanced and average-selling prices declined approximately 50% during the year. During the first nine months of 2003, SanDisk’s supply of megabytes grew in excess of 200%, but demand grew at a faster rate, resulting in a decline of 43% in average selling price per megabyte and a 3% sequential decline in the third quarter of 2003. If demand continues to outpace the available supply, our ability to increase revenues and grow our profits could be negatively impacted. In the future, if supply exceeds demand, declines in average selling prices could accelerate.

     Under our wafer supply agreements with FlashVision, Renesas Technology Corp., or Renesas, Samsung, Toshiba, Tower Semiconductor Ltd., or Tower, and United Microelectronics, Inc., or UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of all of FlashVision’s wafer production. This limits our ability to react to significant fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of flash memory wafers and flash memory products to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers or other flash memory products with acceptable prices and/or yields from any foundry, our business, financial condition and results of operations could be harmed. In addition, Tower is currently a sole source of supply for one of our new high volume controllers. Any interruption in Tower’s manufacturing operations resulting in delivery delays will adversely affect our ability to make timely shipments of some of our higher capacity products. If this occurs, our operating results will be adversely affected until we can qualify an alternate source of supply, which could take a quarter or more to complete.

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

     Excess inventory not only ties up our cash, but also can result in substantial losses if such inventory, or large portions thereof, has to be written down due to lower market pricing or product obsolescence. These inventory adjustments decrease gross margins and in prior years resulted in, and could in the future result in, fluctuations in gross margins and net earnings in the quarter in which they occur. See “Factors That May Affect Future Results — Risks Related to Our Business— Our operating results may fluctuate significantly....”

     Our sales may be impacted by changes in economic conditions in our international markets. Economic conditions in our international markets, including Japan, Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. While most of our sales are denominated in U.S. Dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could affect our business, financial condition and results of operations. See “Factors That May Affect Future Results — Risks Related to Our International Operations and Changes in Securities Laws and Regulations — Because of our international operations, we must comply with numerous international laws and regulations....”

     For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry. In the first nine months of 2003 and for fiscal year 2002, we experienced start-up costs of approximately $2.0 and $6.5 million, respectively, associated with ramping up NAND wafer production at FlashVision. During the start-up phase, the fabrication equipment and operating expenses are applied to a relatively small output of production wafers, making this output very expensive. As of September 28, 2003, we had committed to fund approximately $18.3 million for the initial fabrication capacity expansion through the first quarter of 2004 and are in discussions for substantial additional funding through the first quarter of fiscal 2005. The amount of our obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. We expect to make further substantial commitments for capacity expansion in the next two to three years, which may include investing in a new, more advanced wafer fabrication facility, and may need to raise additional capital to do so. If we do substantially expand capacity or invest in a new wafer fabrication facility, in addition to our initial substantial investment, for several quarters we will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the new or expanded fabrication facility. In addition, we may not achieve the expected cost benefits of any expansion or new facility for several quarters, if at all. We will incur start-up costs and pay for ongoing operating activities even if we do not utilize the new output. Should customer demand for NAND flash products be less than our available supply, we may experience reduced revenues and increased expenses as well as increased inventory of unsold NAND flash wafers, which could harm our operating results.

     To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including the development of future generations of NAND flash memory. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. Moreover in the event of an over supply of flash memory products, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive. See “Factors That May Affect Future Results — Risks Related to Vendors and Subcontractors — We and our manufacturing partners must achieve acceptable manufacturing yields....”

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

     Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the income on these sales is deferred until the retailers or distributors sell the merchandise to the their end customer, or the rights of return expire. At September 28, 2003 and December 29, 2002, deferred income, from sales to distributors and retailers was $54.9 million and $34.8 million, respectively. Estimated product returns are provided for and were not material for any period presented in the condensed consolidated financial statements.

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

     Revenue from patent licensing arrangements is recognized when earned. The timing of revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties. For certain of our licensees, we estimate royalty revenues earned based on our licensees’ preliminary reports, and align actual reported royalty revenues when we receive the final reports. We have received payments under our cross-license agreements, portions of which were recognized as revenue and portions of which were recorded as deferred revenue. Our cross license arrangements, that include a guaranteed access to flash memory supply, were recorded based upon the cash received for the arrangement as we do not have vendor specific objective evidence for the fair value of the intellectual property exchanged or supply guarantees received. Under these arrangements we have recorded the cash received as the total value of goods received and are recognizing the associated revenues over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as we meet certain obligations as provided in the various agreements. At September 28, 2003 and December 29, 2002, deferred revenue from patent license agreements was $31.5 million and $32.1 million, respectively. The cost of revenues associated with patent license and royalty revenues were insignificant for the three-month and nine-month periods ended September 28, 2003 and September 29, 2002.

     We record reductions to revenue and trade-accounts receivable for customer programs and incentive offerings, including promotions and other volume-based incentives, when revenue is recorded based on estimated requirements. Marketing development programs, when granted, are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program. These incentives generally apply only to our retail customers, which represented 62% of our product revenues in the third quarters of 2003 and 2002, and 62% and 61% of our product revenues in the first nine-months of 2003 and 2002, respectively. If market conditions were to decline, we may take actions to increase customer incentive offerings to our retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

     Investments in Foundries. We hold minority equity investments in companies having operations or technology in areas within our strategic focus. Certain of the investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments in non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income and expense. Included in other income in the third quarter and first nine months of 2003 statements of income is the recognition of a loss on the unauthorized sale of UMC shares of approximately $18.3 million, as we believe our ability to recover the balance of the lost assets is significantly impaired (See Liquidity and Capital Resources elsewhere within Management’s Discussion and Analysis). If we realize any additional recovery, a gain will be realized in the period of recovery.

     Deferred Tax Assets. We provide a valuation allowance against deferred tax assets if it is more likely than not that such an amount will not be realized. At December 29, 2002, we provided a full valuation allowance against the net deferred tax assets of approximately $66.0 million. Through the third quarter of 2003, based on the weight of all available evidence, we reversed a portion of the valuation allowance based primarily on our operating income through the third quarter and operating income we project for the balance of 2003, on our projected ability to realize additional tax credit carryforwards during 2003, and on our ability to realize certain unrealized capital losses on our investments. The reversal of the valuation allowance through the third quarter reduced the estimated annual effective tax rate we used through the third quarter of 2003. Any reversal of the remaining valuation allowance in the current year would be based primarily on our ability to realize additional unrealized capital losses on our investments.

Results of Operations

     Product Revenues. Our product revenues were $259.4 million in the third quarter of 2003, up $127.4 million or 96% from the third quarter of 2002. The increase in product revenues in the third quarter of 2003 compared to the same period in the prior year, was primarily due to increased unit sales of our CF cards, SD cards,

Memory Stick products and to product revenues related to the recent introduction of the miniSD card, xD picture card and USB flash drives. During the third quarter of 2003 as compared to the third quarter of 2002, total flash memory product unit sales increased approximately 130% and total megabytes sold increased 262%, while our average selling prices per megabyte declined 45% primarily due to on-going market pressures.

     Our product revenues were $628.9 million in the first nine months of 2003, up $294.8 million or 88% from the first nine months of 2002. The increase in product revenues in the first nine months of 2003 compared to the same period in the prior year, was primarily due to increased unit sales of our CF cards, SD cards, Memory Stick products and to product revenues related to the introduction of the miniSD card, xD picture card and USB flash drive. During the first nine months of 2003 as compared to the same period of 2002, total flash memory product unit sales increased approximately 112% and total megabytes sold increased 232%, while our average selling prices per megabyte declined 43% primarily due to on-going market pressures.

     Sales to the consumer market represented approximately 91% and 88% of product revenues in the third quarter of 2003 and 2002, respectively, while the telecommunications/industrial market made up the remaining 9% and 12% in the third quarter of 2003 and 2002, respectively. Sales to the consumer market represented 90% and 85% of product revenues for the first nine months of 2003 and 2002, respectively, whereas sales in the telecommunications/ industrial market represented 10% and 15% during the same time periods, respectively. Sales to the retail channel represented 62% of product revenues in the third quarters of 2003 and 2002, and 62% and 61% in the first nine months of 2003 and 2002, respectively. In addition, our OEM and distribution product revenues, which accounted for 38% and 37% of total product revenues in the third quarters of 2003 and 2002, respectively, and 38% in the first nine months of 2003 and 2002, are sold into both consumer and industrial markets. We expect that retail sales will continue to comprise a significant portion of our product revenues in the future.

     International sales represented 61% and 53% of our product revenues in the third quarters of 2003 and 2002, respectively, and 61% and 52% in the first nine months of 2003 and 2002, respectively. The growth in international sales is primarily due to sales growth in both the European and Pacific Rim regions, which grew 109% and 261% in the third quarter of 2003 and 92% and 228% for the first nine months of 2003, respectively, when compared to the same periods in 2002. We expect international sales to continue to represent a significant portion of our product revenues.

     Our top ten customers represented approximately 51% and 49% of our product revenues in the third quarters of 2003 and 2002, and 49% and 50% in the first nine months of 2003 and 2002, respectively. In the third quarters and first nine months of 2003 and 2002, no customer exceeded 10% of total revenues. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

     License and Royalty Revenues. License and royalty revenues from patent cross-license agreements were $22.0 million in the third quarter of 2003, compared to $9.1 million in the same period of 2002. License and royalty revenues for the first nine months of 2003 and 2002 were $61.6 million and $27.3 million, respectively. These increases were primarily due to higher royalty-bearing sales by our licensees compared to the applicable periods in 2002 and to the one-time catch-up payment from one of our licensees of approximately $3.0 million that we recognized in the second quarter of 2003. Revenues from licenses and royalties represented 8% and 6% of total revenues in the third quarters of 2003 and 2002, respectively. Revenues from licenses and royalties represented 9% and 8% of total revenues in the first nine months of 2003 and 2002. The timing of royalty revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties. Royalty revenues fluctuate quarterly based on the level of royalty-bearing sales of our licensees that may occur in a given quarter. Our revenues from patent licenses and royalties can fluctuate significantly from quarter to quarter based on the timing of revenue recognition under our various license agreements.

     Gross Profits. In the third quarter of 2003, total gross profits were $113.6 million, or 40% of total revenues, compared to $54.3 million, or 39%, in the same period of 2002. In the first nine months of 2003, gross profits were $274.0 million or 40% of total revenues compared to $108.9 million or 30% of total revenues in the first nine months of 2002. In the third quarter of 2003, product gross margins were 35% compared to 34% in the same period of 2002. For the first nine months of 2003, product gross margins were 34% compared to 24% in the same period of 2002. While product gross margins increased slightly quarter over quarter, the significant increase in product gross margins in the first nine months of 2003 compared to the same period in 2002 was due to lower production costs as a result of a higher mix of sales of our more cost effective MLC chips, conversion to .13 micron production, higher margin contribution from the increasing sales of SD cards and improved economies of scale due to the growth in unit volumes across our major product lines.

Our margins are negatively impacted by increasing the amount of purchases of flash memory products from non-captive sources and as such, in the event we are required to increase purchases of flash memory products from non-captive sources due to supply constraints with our captive sources, our product gross margins may be adversely impacted.

     Research and Development Expenses. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $22.0 million in the third quarter of 2003, up $8.0 million or 57% from $14.0 million in the third quarter of 2002. In the first nine months of 2003, research and development expenses were $58.9 million, up $13.1 million or 29% from the same period in 2002. These increases were primarily due to increased salary and related expenses associated with higher headcount in support of our product development efforts. We expect our research and development expenses to continue to increase in absolute dollars in future periods to support the development and introduction of new generations of flash data storage products, including our development efforts at our joint venture with Toshiba, our co-development agreement with Sony and our continual development of advanced controller chips.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturers’ representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $16.9 million in the third quarter of 2003, up $6.2 million or 57% from $10.7 million in the third quarter of 2002. The increase in our third quarter of 2003 sales and marketing expenses compared to the same period in 2002 consisted of expenses associated with an increased salary and related expenses of $2.2 million related to additional headcount, a $1.5 million increase in outside commission expense and a $2.3 million increase in promotion expenses, all in support of our higher revenue base. In the first nine months of 2003, sales and marketing expenses were $45.1 million, up $16.4 million or 58% from $28.6 million for the same period in 2002. The increase in the first nine months of 2003 was primarily due to an increase in salary and related expenses of $5.9 million, a $3.8 million increase in outside commission expense and a $6.1 million increase in promotional expense. We expect sales and marketing expenses to increase, in absolute dollars, as sales of our products grow and as we continue to develop our retail sales channel and brand awareness of our products.

     General and Administrative Expenses. General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $7.9 million in the third quarter of 2003, up $0.3 million or 3% from $7.7 million in the third quarter of 2002. The increase in third quarter general and administrative expenses compared to the same period in 2002 consisted of increases in salary and related expenses of $2.0 million, offset by a decrease of $1.3 million in legal fees. In the first nine months of 2003, general and administrative expenses were $21.8 million, up $2.9 million or 15% from $18.9 million for the same period in 2002. The increase in the first nine months of 2003 was primarily due to an increase of $6.0 million in salary and related expenses offset by a $2.4 million decrease in legal expenses. General and administrative expenses are expected to increase in absolute dollars in the future to defend our patent portfolio and expand our infrastructure to support our expected growth.

     Equity in Income (Loss) of Joint Ventures. Equity in income (loss) of joint ventures was $0.1 million and ($1.0) million in the third quarter of 2003 and 2002, respectively, and $0.1 million and $0.3 million in the first nine months of 2003 and 2002, respectively, and included our share of income and foreign exchange gains, net of expenses, from our FlashVision joint venture in 2003 and 2002 and losses from our Digital Portal joint venture in 2002.

     Interest Income. Interest income was $1.6 million and $2.1 million in the third quarters of 2003 and 2002, respectively, and $5.6 million and $6.6 million in the first nine months of 2003 and 2002, respectively. The decrease in interest income for both the third quarter and first nine months of 2003 compared to the same periods of 2002 is as a result of lower yields due to decreasing rates during these periods. An increase in interest income is anticipated in the fourth quarter of 2003 as a result of our closing the sale and issuance of our common stock on September 30, 2003 and the underwriters’ partial exercise of their over-allotment option on October 8, 2003. Proceeds from this underwritten public offering were approximately $521.6 million.

     Interest Expense. Interest expense on our outstanding convertible notes was $1.7 million in the third quarters of 2003 and 2002, respectively, and $5.1 million in the first nine months of 2003 and 2002, respectively.

     Loss on unauthorized sale of UMC shares. On October 14, 2003, we were advised by our Taiwan law firm that UMC shares owned by us and held in custody by our Taiwan law firm, Lee and Li, had been embezzled by an employee of Lee and Li. Based on information provided by Lee and Li, a total of approximately 127.8 million of our UMC shares were sold in unauthorized transactions starting on August 6, 2003 and ending on September 15, 2003. The proceeds from the unauthorized sales, amounting to approximately $92 million, were embezzled by Lee and Li’s former employee, who is now a fugitive. SanDisk still holds approximately 20.6 million UMC shares.

     As a result of the unauthorized sales of UMC shares and our sale of 35 million UMC shares, our current holdings in UMC decreased to approximately 20.6 million shares. Accordingly, we have reduced our UMC investment in foundries as shown in the condensed consolidated balance sheet to $17.1 million at September 28, 2003. In addition, we recognized a loss of approximately $18.3 million in accordance with SFAS No. 5 related to the stolen shares and recognized a gain of $7.0 million related to the sale of the 35 million shares in our condensed consolidated statements of income for the three and nine months ended September 28, 2003. Pursuant to a Settlement and General Release Agreement, or Settlement Agreement, entered into between SanDisk, Lee and Li and certain Lee and Li personnel, the cash payment received by us of $20.0 million on November 14, 2003, as well as, promises to pay, exclusive of interest, of $45.0 million over four years have been classified on our condensed consolidated balance sheet as a short-term other receivable of $28.4 million and a long-term other receivable of $36.6 million at September 28, 2003. The promises to pay are secured by irrevocable standby letters of credit. We believe the credit for future professional services and payments of future charitable contributions on our behalf in the amount of $18.3 million payable over 18 years, which are an element of our Settlement Agreement, have no value, as there is no reasonable assurance of realization. Accordingly, we have charged to earnings these amounts as a loss on unauthorized sale of UMC shares. Related to the recorded loss, we recognized a tax benefit in the third quarter of approximately $7.0 million, and we also recognized a charge to our tax provision of approximately $24.4 million resulting from the reversal of a tax benefit recognized in prior periods associated with the stolen UMC shares. If we realize any additional recovery, a gain will be realized in the period of recovery.

     Gain (Loss) on Investment in Foundry. In the third quarter of 2003, we sold 35 million shares of UMC common stock and recognized a gain of approximately $7.0 million which was partially offset by a $0.3 million adjustment to our Tower warrant purchased during 2002 as determined using a Black-Scholes option pricing model. During the first nine months of 2003, we recognized a write-down of $3.9 million related to the recoverability of our Tower prepaid wafer credits, which at September 28, 2003 were valued at $1.7 million, and we recognized a $18,000 decrease in the fair value of our Tower warrant. We periodically assess the value of the warrant, our Tower ordinary shares and our prepaid wafer credits and adjust the value as necessary. In future periods, if we sell shares that we own in either UMC or Tower, we may recognize a gain or loss due to fluctuations in the market value of these stocks.

     Gain (Loss) on Equity Investment. In the third quarter of 2003, we sold our full investment of 1.8 million shares in Divio, for a gain of approximately $4.4 million. In the first nine months of 2003, we recognized a net impairment charge of ($0.1) million as a result of our write-down of our equity investment in Divio in the first quarter of 2003 offset by our sale of our Divio investment in the third quarter of 2003. There is no value related to our Divio investment as of September 28, 2003.

     Other Income (Expense), net. Other expense, net was ($0.1) million and ($0.6) million in the third quarter of 2003 and 2002, respectively and ($1.0) million and ($2.6) million in the first nine months of 2003 and 2002, respectively. These expenses were primarily due to foreign exchange gains and losses on our Japanese Yen denominated assets, gains and losses on disposal of fixed assets and note issuance expenses. Gain (loss) on the disposal of fixed assets was ($0.2) million and $0.4 million in the third quarter of 2003 and 2002, respectively. Note issuance expenses related to our convertible notes were ($0.2) million in the third quarters of 2003 and 2002, and ($0.7) million in the first nine months of 2003 and 2002. Foreign exchange losses were ($0.1) million and in the third quarter of 2003, and ($0.6) million and ($2.0) million in the first nine months of 2003 and 2002, respectively.

     Provision for (Benefit from) Income Taxes. Our income tax provisions for the third quarter and for the first nine months of 2003 were $44.5 million and $51.4 million, respectively. The tax provisions for the same periods in fiscal 2002 were $7.2 million and a provision benefit of ($4.1) million. The tax provision in the third quarter of 2003 brought our year-to-date provision to an estimated annual effective rate of approximately 19% on income, excluding our third-quarter sale and the theft loss of our UMC shares. This estimated annual rate included a partial reversal of the valuation allowance against certain deferred tax assets that we carried at the end of fiscal 2002. This reversal was based on our projection of significant 2003 operating income, on our projected ability to realize additional tax credit carryforwards during 2003, and on our ability to realize certain unrealized capital losses on our investments. The provision for the third quarter included U.S. income tax and foreign withholding taxes, tax provided on the gain we realized on the UMC shares we sold during the quarter, a benefit provided by the loss recorded on the theft loss of our UMC shares, benefit from the partial reversal of the valuation allowance, and with respect to both the UMC shares we sold and those shares subject to the theft loss, a non-cash tax charge generated by the reversal of deferred taxes recorded under FAS 115, in accumulated other comprehensive income (loss). (See Note 4 in the condensed consolidated financial statements). Our estimated annual effective tax rate for 2003 is less than the statutory rate primarily due to the partial reversal of the valuation allowance through the third quarter of 2003. Any decision to maintain or reverse any of the remaining portion of the valuation allowance during the balance of 2003 will be influenced primarily by our ability to realize certain capital losses. We cannot predict whether any further reversal will occur in the current year. The effective tax rate for the remainder of the current year could fluctuate depending on various factors, including our future taxable income, any reversal of the remaining valuation allowance, and any fluctuation in the value of our investments. We will evaluate the need for the remaining valuation allowance on a quarterly basis.

Liquidity and Capital Resources

Cash Flows

     At September 28, 2003, we had working capital of $720.9 million, which included $257.5 million in cash and cash equivalents, $375.5 million in unrestricted short-term investments, and $48.8 million relating to our investments in UMC and Tower.

     On September 30, 2003, we closed the sale and issuance of 7,996,000 shares of our common stock at a price to the public of $65.25 per share, yielding net proceeds to us of approximately $504.8 million. In addition, on October 8, 2003, we closed the issuance and sale of 266,081 shares of our common stock pursuant to the underwriters’ partial exercise of their over-allotment option related to the offering, yielding net proceeds to us of approximately $16.8 million.

     Operating activities for the first nine months of 2003 provided $161.9 million of cash, primarily due net income of $81.0 million, as well as non-cash charges, primarily a loss on the theft of our UMC shares of $18.3 million, depreciation of $16.2 million, decreases of $2.2 million in deferred taxes, a $1.6 million income tax refund received, a $50.6 million increase in accounts payable, a $16.4 million increase in income tax payable, a $6.8 million increase in accrued payroll, a $5.4 million increase in other current liabilities, a $11.5 million increase in other current liabilities due to related parties, a $19.5 million increase in deferred revenue and a $4.9 million decrease in prepaid expenses. These amounts were partially offset by a $3.1 million net gain on the sale of our investment in foundries from the 35 million shares of UMC stock sold of $7.0 million, partially offset by our write-down of $3.9 million related to our Tower wafer credits, and increases of $59.7 million in accounts receivables and $6.2 million in inventory, a decrease in other current research and development liabilities due to related parties of $4.0 million, and $1.2 million in other non-current liabilities. Net cash provided by operating activities for the first nine months of 2002 was $64.8 million.

     Net cash used in investing activities was $161.0 million for the first nine months of 2003, and was primarily comprised of purchases, net of proceeds, from short-term investments of $140.3 million, and $42.9 million for deposits related to and acquisition of capital equipment purchases and $4.3 million paid to Tower as part of the first installment of the fifth milestone payment. These amounts were partially offset by $21.6 million net cash proceeds from the sale of 35 million shares of our investment in UMC and $4.4 million net proceeds from the sale of 1.8 million shares of our investment in Divio. Net cash used in investing activities was $39.5 million for the first nine months of 2002.

     Net cash provided by financing activities of $35.8 million for the first nine months of 2003 was from the sale of common stock through our stock option and employee stock purchase plans. Financing activities provided cash of $28.6 million for the first nine months of 2002, primarily due to the sale of $25.0 million of our convertible notes in January of 2002, yielding net proceeds of $24.4 million.

Transactions Affecting Liquidity

Investment in UMC

     In January 2000, the USIC foundry was merged into its UMC parent company. In exchange for our USIC shares, we received 111 million UMC shares. All of the UMC shares we received as a result of the merger were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. As of September 28, 2003, the trading restrictions remain on approximately 11 million shares currently held by us, which will become tradable by the end of January 2004. We also received 7.0 million, 23.0 million, 20.0 million and 22.2 million shares as stock dividends from UMC in 2003, 2002, 2001 and 2000, respectively. During the third quarter of 2003, we sold 35 million of our UMC shares for proceeds of approximately $30 million. Also during the third quarter, we suffered a loss of $18.3 million as a result of the fraudulent sale and misappropriation of proceeds of 127.8 million UMC shares owned by us. As a result of the unauthorized sales of UMC shares and our sale of 35 million UMC shares, our current holdings in UMC decreased to approximately 20.6 million shares. Accordingly, we have reduced our UMC investment in foundries as shown in the condensed consolidated balance sheet to $17.1 million at September 28, 2003. In addition, we recognized a loss of approximately $18.3 million in accordance with SFAS No. 5 related to the stolen shares and recognized a gain of $7.0 million related to the sale of the 35 million shares in our condensed consolidated statements of income for the three and nine months ended September 28, 2003. Pursuant to the Settlement Agreement entered into between SanDisk, Lee and Li and certain Lee and Li personnel, the cash payment received by us of $20.0 million on November 14, 2003, as well as, promises to pay, exclusive of interest, of $45.0 million over four years have been classified on our condensed consolidated balance sheet as a short-term other receivable of $28.4 million and a long-term other receivable of $36.6 million at September 28, 2003. The promises to pay are secured by irrevocable standby letters of credit. We believe the credit for future professional services and payments of future charitable contributions on our behalf in the amount of $18.3 million payable over 18 years, which are an element of our Settlement Agreement, have no value, as there is no reasonable assurance of realization. Accordingly, we have charged to earnings these amounts as a loss on unauthorized sale of UMC shares. Related to the recorded loss, we recognized a tax benefit in the third quarter of approximately $7.0 million, and we also recognized a charge to our tax provision of approximately $24.4 million resulting from the reversal of a tax benefit recognized in prior periods associated with the stolen UMC shares. If we realize any additional recovery, a gain will be realized in the period of recovery. UMC’s share price increased to New Taiwan dollars, or NT$, of NT$28.10 at September 28, 2003, from a stock dividend adjusted price of NT$21.73 at June 29, 2003. As a result, our investment, which is classified as available-for-sale in accordance with SFAS No. 115 includes an unrealized gain of approximately $2.3 million, net of related tax impact of $1.4 million, recorded as a component of accumulated comprehensive income on our condensed consolidated balance sheet. If the fair value of the remaining 20.6 million UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, there may be a gain or loss if the UMC shares are sold, due to fluctuations in the market value of UMC’s stock.

Investment in FlashVision Joint Venture

     In June 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit, 1 gigabit and 2 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, we and Toshiba formed FlashVision, a joint venture, to equip and operate a silicon wafer manufacturing line at Toshiba’s Dominion Semiconductor facility in Manassas, Virginia. In April 2002, we and Toshiba restructured our FlashVision joint venture by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. Under the terms of the agreement, Toshiba transferred the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and undertook full responsibility for the equipment transfer and production set up. The FlashVision operation at Yokkaichi continues the joint venture on essentially the same terms as the parties had at Toshiba’s facility in Virginia. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank, N.V. and in April 2002 repaid all amounts outstanding. FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho and other financial institutions. Under the terms of this lease, Toshiba guaranteed these commitments on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of September 28, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $131.6 million.

     The terms of the FlashVision joint venture contractually obligate us to purchase half of FlashVision’s NAND wafer production output. We also have the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of our foundry agreement with Toshiba, we must provide Toshiba with a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under this arrangement relating to the first three months of the six-month forecast are binding, at market prices and cannot be cancelled. At September 28, 2003, approximately $36.5 million of non-cancelable purchase orders for flash memory wafers from Toshiba and FlashVision were outstanding. In addition, as a part of the joint venture agreement, we are required to fund certain research and development expenses related to the development of advanced NAND flash memory technologies. As of September 28, 2003, we had accrued liabilities related to those expenses of $6.5 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of our revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred.

     Given the current apparent acceleration in global demand for flash memory wafers and assuming that the markets for our products continue their current growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from all our current sources. In that case, we may need to secure for ourselves substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithographies. Accordingly, we and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation . We and Toshiba plan to substantially increase the 200 mm NAND wafer output at Toshiba’s Yokkaichi fabrication facility in 2003 and 2004. This capacity expansion will be partially funded through FlashVision internally generated funds, as well as through substantial additional investments by us and Toshiba. As of September 28, 2003, we had committed to fund approximately $18.3 million for the initial fabrication capacity expansion through the first quarter of 2004 and are in discussions for substantial additional funding through the first quarter of fiscal 2005. We expect to make further substantial commitments for capacity expansion in the next two to three years, which may include investing in a new, more advanced wafer fabrication facility, and may need to raise additional capital to do so. If we do substantially expand capacity or invest in a new wafer fabrication facility, in addition to our substantial initial investment, for several quarters we will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the new or expanded fabrication facility. In addition, we may not achieve the expected cost benefits of any expansion or new facility for several quarters, if at all. We will incur start-up costs and pay ongoing operating activities even if we do not utilize the new output. Should customer demand for NAND flash products be less than our available supply, we may experience reduced revenues and increased expenses as well as increased inventory of unsold NAND flash wafers, which could harm our operating results.

Investment in Tower

     In July 2000, we entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of September 28, 2003, we had invested $72.3 million in Tower and obtained 7,536,343 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 7,536,343 Tower ordinary shares represented an approximate 15% equity ownership position in Tower as of September 28, 2003. In the first nine months of 2003 we recorded write-downs to the value of the wafer credits of $3.9 million. During the third quarter of 2003, we utilized approximately $0.4 million of these wafer credits to purchase controller wafers from Tower. In the third quarter and first nine months of 2003, we recorded a $0.3 million loss and an $18,000 loss, respectively, to adjust the book value of the warrant. Also as of September 28, 2003, we had recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $0.8 million of losses on our warrant to purchase Tower ordinary shares. As of September 28, 2003, our Tower ordinary shares were valued at $31.1 million and included an unrealized gain of $6.1 million, recorded as a component of accumulated other comprehensive income. As of September 28, 2003, our Tower prepaid wafer credits were valued at $1.7 million and the warrant to purchase Tower ordinary shares was valued at $0.5 million.

     In February 2003, we agreed to amend our foundry investment agreements with Tower and advance the payment of $11.0 million for the fifth and final milestone in two installments regardless of whether the milestone was met, a first installment of approximately $6.6 million, of which $4.3 million has been paid, and a second installment of approximately $4.4 million. Tower’s shareholders approved the amendment in May 2003. In November 2003, we agreed to further amend the foundry investment agreements, referred to as the November Amendment, to, among other things, (a) advance the entirety of the remaining fifth milestone payment of $6,718,950, or Payment, (b) defer our use of wafer credits, and (c) extend the lock-up period on our Tower ordinary shares. The Payment is subject to (i) the November Amendment being executed by all parties and approved by Tower’s shareholders, (ii) the execution of an amendment to Tower’s facility agreement, and (iii) the Investment Center not having informed Tower that it is not continuing its funding of the Fab 2 project. If these conditions are met, the Payment will be due no later than three (3) business days after Tower’s shareholders approve the November Amendment. If the Payment is made, we expect to receive 777,294 Tower ordinary shares plus a number of shares equal to the second installment of approximately $4.4 million, divided by either (A) the price at which Tower completes a financing, provided the financing is consummated within 180 days from the November amendment; or, if the conditions specified in (A) are not met, then (B) the average trading price, or ATP, of Tower ordinary shares during the fifteen (15) consecutive trading days preceding the date of the Payment. If the conversion price per share is the 15-day ATP and Tower closes a subsequent financing, not including certain rights offerings consummated by Tower by June 30, 2004, at a price per share less than the 15-day ATP and receives certain minimum proceeds, we will receive additional Tower ordinary shares equivalent to $4.4 million divided by the price per share in that subsequent financing less the number of shares previously issued to us at the 15-day ATP.

     Also under the November Amendment, we agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the date of the November Amendment utilizing wafer credits; however, we will have the option to convert credits we would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15 day ATP preceding the last day of the relevant quarter. Unconverted credits shall accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, we may convert all of the then remaining Series A-4 Credits into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by us and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than us and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

     The November Amendment also provides that we will not sell Tower ordinary shares until January 29, 2006, except we may sell 30% of the Tower shares held as of January 29, 2004. In addition, we have extended the date on which we may exercise our demand registration rights until the earlier of (i) December 31, 2005 and (ii) such date that Tower has fulfilled all of its obligations to raise any additional financing pursuant to its facility agreement.

Liquidity Sources, Requirements and Contractual Cash Commitments

     Our principal sources of liquidity as of September 28, 2003 consisted of: $633.0 million in cash, cash equivalents, and short-term investments, $48.8 million in unrestricted investments in foundries, and cash we expect to generate from operations during our fiscal year.

     Since the closing of our convertible subordinated note offering, our principal liquidity requirements have been to service our debt and meet our working capital, research and development and capital expenditure needs.

     Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or wafer fabrication foundry capacity to support our business in the future. We may also invest in or acquire other companies’ or their product lines or assets. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our collaboration with Toshiba for the joint development of 90 nanometer and 70 nanometer NAND flash memory. We plan to fund our short-term operations from our current cash and short-term investment balances and cash generated from operations. On September 30, 2003, we closed the sale and issuance of 7,996,000 shares of our common stock at a price to the public of $65.25 per share, yielding net proceeds to us of approximately $504.8 million. In addition, on October 8, 2003, we closed the issuance and sale of 266,081 shares of our common stock pursuant to the underwriters’ partial exercise of their over-allotment option related to the offering, yielding net proceeds to us of approximately $16.8 million. While we recognized a loss of $18.3 million associated with the embezzlement and unauthorized sale of shares of our equity investment in UMC in the third quarter of 2003, we believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next twelve months. If our average product selling prices decline significantly, as they did in 2001 and 2002, or demand for our products declines and we are required to purchase more wafers than we need from our FlashVision joint venture and other wafer supply purchase commitments, we may not be able to generate enough cash from our operations and will have to rely solely on our current cash and short-term investment balances to fund our operating activities. We cannot assure you that additional funds, if needed, will be available on terms acceptable to us, or at all.

     At September 28, 2003, we had approximately $106.2 million in total non-cancelable outstanding purchase orders from certain of our suppliers and subcontractors. The following summarizes our contractual cash obligations, commitments and off balance sheet arrangements at September 28, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

		Remainder
		of Fiscal	Fiscal 2004	Fiscal 2006
	Total	2003	– 2005	– 2007	Fiscal 2008

CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000	$—	$—	$150,000	$—
Interest payable on convertible subordinated notes	23,625	3,375	13,500	6,750	—
Operating leases	7,431	870	5,531	1,030	—
Investment in Tower	6,718	6,718	—	—	—
FlashVision research and development, fabrication capacity expansion and start-up costs	106,884	17,204	41,680	32,000	16,000
Non-cancelable purchase commitments	106,184	106,184	—	—	—

Total contractual cash obligations	$400,842	$134,351	$60,711	$189,780	$16,000

		Remainder
		of Fiscal	Fiscal 2004
	Total	2003	– 2005	Thereafter

CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$389	$53	$336	$—

As of September 28, 2003

OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease	$131,553

Impact of Currency Exchange Rates

     A portion of our revenues is denominated in Japanese Yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At September 28, 2003, we had no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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

     Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	unpredictable or changing demand for our products;

•	decline in the average selling prices of our products due to competitive pricing pressures;

•	timing of sell through by our distributors and retail customers;

•	seasonality in sales of our products;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, where our principal source of flash memory wafers is located, as well as Taiwan, South Korea, China and the United States;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;

•	availability of sufficient flash memory wafer foundry capacity to meet customer demand;

•	increased purchases of flash memory products from non-captive sources;

•	difficulty of forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash memory wafers, controllers, printed circuit boards and discrete components;

•	expenses related to obsolescence or devaluation of unsold inventory;

•	write-downs of our investments in fabrication capacity, other fixed assets, equity investments and prepaid wafer credits;

•	adverse changes in product and customer mix;

•	slower than anticipated market acceptance of new or enhanced versions of our products, such as the recently announced miniSD card targeted at advanced cell phones and the Cruzer Mini, a USB 2.0 hi-speed flash drive;

•	increased sales by our competitors;

•	competing flash memory device standards, which displace the standards used in our products;

•	changes in our distribution channels;

•	fluctuations in our license and royalty revenue;

•	fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization of new technologies;

•	excess capacity of flash memory from our competitors and our own flash wafer capacity, which may cause a rapid decline in our average selling prices;

•	shortages of components such as capacitors, lids and printed circuit boards required for the manufacture of our products;

•	significant or unexpected yield losses, which could affect our ability to fulfill customer orders and could increase our costs;

•	manufacturing flaws affecting the reliability, functionality or performance of our products, which could increase our product costs, reduce demand for our products or require costly product recalls;

•	increased research and development expenses;

•	exchange rate fluctuations, particularly between the U.S. Dollar and Japanese Yen;

•	changes in general economic conditions; and

•	reduced sales to our retail customers if consumer confidence declines.

     We depend on third-party foundries for silicon wafers and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.

     All of our flash memory card products require silicon wafers, a substantial majority of which are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, as well as by UMC in Taiwan and to a lesser extent by Renesas Technology Corp. or Renesas, a new semiconductor company formed by Hitachi, Ltd. and Mitsubishi Electric Corporation, Samsung and Tower. Our flash memory products are substantially supplied by Toshiba’s Yokkaichi wafer fabrication facilities and, to a lesser extent, by Samsung. Given the recent increase in global demand for flash memory wafers and assuming that the markets for our products continue their current growth rate, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from our current sources. If Toshiba, FlashVision, Samsung, Tower and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations.

     Difficulty of estimating future wafer requirements may cause us to overestimate our requirements and build excess inventories, or underestimate our requirements and have a shortage of wafers, either of which will harm our financial results.

     Under the terms of our wafer supply agreements with FlashVision, Renesas, Samsung, Toshiba, Tower and UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of FlashVision’s wafer production. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of silicon wafers and other flash memory products to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of silicon wafers or other flash memory products with acceptable price and/or yields from any foundry, our business, financial condition and results of operations could be harmed. Because the majority of our products are sold into emerging consumer markets, it has been, and likely will continue to be, difficult to accurately forecast future sales. In addition, bookings visibility remains limited because a substantial majority of our quarterly sales are currently, have historically been, and we expect will continue to be, from orders received and fulfilled in the same quarter, which makes accurate forecasting very difficult. Our product order backlog may fluctuate substantially from quarter to quarter.

     Variability of expense levels and significant fixed costs will harm our business if our revenues do not exceed our operating expenses.

     We may need to hire additional personnel or otherwise increase our operating expenses in the future to support our sales and marketing efforts, research and development, and general and administrative activities. We have significant fixed costs and we cannot readily reduce these expenses over the short term. If our revenues do not increase proportionately to our operating expenses, or if revenues decrease or do not meet expectations for a particular period, we may not be able to reduce our expenses in the short term, or at all, and our business, financial condition and results of operations will be harmed.

     License fees and royalties from our patent cross license agreements are variable and fluctuate from period to period making it difficult to predict our royalty revenues.

     Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash memory products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. Our revenue from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this revenue comes from royalties based on the actual sales by our licensees. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by our licensees. As a result, our license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues. Our license and royalty revenues may decline in the future as our existing license agreements expire or caps are reached.

     We may be unable to maintain market share, which would reduce our potential revenues and benefit our competitors.

     During periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. The market for flash memory products is currently undergoing a period of tight supply, but we cannot predict if this condition will continue and, if it does, for how long. Ultimately, our future growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors. We have in the past experienced, and may in the future experience, severe price competition for our products, which adversely impacts our product gross margins and overall profitability. In addition, we provide many of our retail customers protection against declines in the selling price of inventory that they have purchased from us but have not yet sold to end users. In times when prices are falling, this price protection obligation may have a significant adverse effect on our gross margins. In competing for market share, we face large corporations that have well established brand identity and significant strengths in our sales channels.

     Future rapid growth may strain our operations.

     We must continue to hire, train, motivate and manage our employees to achieve future growth. In the past, we have from time to time experienced difficulty hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make a significant investment in our information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth in the future, which could in turn harm our business, financial condition and results of operations.

     Our success depends on key personnel, including our executive officers, the loss of whom could disrupt our business.

     Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, president and chief executive officer. We do not maintain employment agreements with our executive officers. Our success will also depend on our ability to recruit additional highly skilled personnel. We cannot assure you that we will be successful in hiring or retaining such key personnel, or that any of our key personnel will remain employed with us.

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

     Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. We may experience delays in the timing and successful integration of acquired technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also result in our entering into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases.

     Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, the amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could negatively impact our results of operations. Any of these events could cause the price of our common stock to decline.

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

     We cannot assure you that we, along with our flash memory wafer sources, will successfully develop and bring into full production with acceptable yields and reliability these new products, processes or the underlying technology, or that any development or production ramp-up will be completed in a timely or cost-effective manner. If we are not successful or if our cost structure is not competitive, our business, financial condition and results of operations could suffer.

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

     In order for demand for our products to grow, the markets for new devices that use our flash memory products, such as digital cameras, cellular phones that incorporate digital cameras, portable digital music players, USB flash drives and PDAs, must develop and grow. If sales of these products do not grow, our revenues and profit margins could be adversely impacted.

     The success of our new product strategy will depend, among other factors, upon the following:

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

     We and Toshiba plan to continue to expand the wafer fabrication capacity of our FlashVision business in Japan and as we do so, we will make substantial capital investments and incur substantial start-up expenses, which could adversely impact our operating results.

     In June 2000, we, along with Toshiba, formed FlashVision for the joint development and manufacture of several flash memory products, including 512 megabit, 1 gigabit, 2 gigabit and other advanced flash memory products. We and Toshiba each separately market and sell these products. Accordingly, we compete directly with Toshiba for sales of products incorporating these jointly developed and manufactured products. In addition, we and Toshiba plan to make substantial investments in new capital assets from time to time to expand the wafer fabrication capacity of our FlashVision business in Japan. Each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. We will incur start-up costs and pay our share of ongoing operating activities even if we do not utilize our full share of the expanded output. Given the recent increases in global demand for flash memory wafers and assuming that the markets for our products continue their current growth rate, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from our current sources. In that case, we may need to secure for ourselves substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithographies. Accordingly, we and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation. We and Toshiba plan to substantially increase the 200 mm flash memory wafer output at Toshiba’s Yokkaichi fabrication facility in 2003 and 2004. The capacity expansion will be partially funded through FlashVision internally generated funds, as well as through substantial additional investments by us and Toshiba. As of September 28, 2003, we have committed to fund approximately $18.3 million for the initial fabrication capacity expansion through the first quarter of 2004 and are in discussions for substantial additional funding through the first quarter of fiscal 2005.

     We expect to make further substantial commitments for capacity expansion in the next two to three years, which may include investing in a new, more advanced wafer fabrication facility, and may need to raise additional capital to do so. If we do substantially expand capacity or invest in a new wafer fabrication facility, in addition to our substantial initial investment, for several quarters we will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the new or expanded fabrication facility. In addition, we may not achieve the expected cost benefits of any expansion or new facility for several quarters, if at all. We will incur start-up costs and pay ongoing operating activities even if we do not utilize the new output. Should customer demand for NAND flash products be less than our available supply, we may experience reduced revenues and increased expenses as well as increased inventory of unsold NAND flash wafers, which could harm our operating results.

     We face challenges and possible delays relating to the conversion of our production to 0.13 micron and smaller feature sizes, which could adversely affect our operating results.

     We were using the production capacity at Toshiba’s Yokkaichi fabrication facilities to manufacture NAND flash memory wafers with minimum lithographic feature size of 0.16 micron and recently converted to 0.13 micron technology. We have not yet completed qualification of some new 0.13 micron product components. Any material delay in our qualification schedule will delay deliveries and adversely impact our operating results. In addition, we plan to manufacture flash memory wafers with even smaller lithographic feature sizes. Our minimum feature sizes are considered today to be among the most advanced for mass production of flash memory wafers. Therefore, it is difficult to predict how long it will take to achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs and feature sizes. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the FlashVision joint venture at Toshiba’s Yokkaichi facilities, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facilities could adversely impact our operating results in the fourth quarter of 2003 and beyond.

     Toshiba’s Yokkaichi fabrication facilities are a significant source of supply of flash memory wafers and any disruption in this supply will reduce our revenues, earnings and gross margins.

     Although we buy flash memory from the FlashVision joint venture, we also rely on Toshiba’s Yokkaichi fabrication facilities to supply on a foundry basis a portion of our flash memory wafers. Even if FlashVision successfully produces quantities at planned levels, the Yokkaichi fabrication facilities may not produce quantities of wafers with acceptable prices, reliability and yields to satisfy our needs. Any failure in this regard may harm our business, financial condition and results of operations, as our right to purchase flash memory products from Samsung and others is limited and may not be sufficient to replace any shortfall in production at the Yokkaichi facilities. In addition, because a substantial majority of our wafers are produced at the Yokkaichi facilities, any disruption in supply from the Yokkaichi facilities due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. For example, in the second quarter of 2003, an earthquake in northern Japan disrupted operations at another Toshiba fabrication line for several weeks. Although no damage or disruption was reported at Yokkaichi, the occurrence and effects of these events is unpredictable and could materially harm our business, financial condition and results of operations. Moreover, we have no experience in operating a wafer manufacturing line and we rely on the existing manufacturing organizations at the Yokkaichi facilities. If Toshiba and FlashVision are uncompetitive or are unable to satisfy our wafer supply requirements, our business, financial condition and results of operations would be harmed.

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

     FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., and other financial institutions. Under the terms of the lease, Toshiba has guaranteed those commitments on behalf of FlashVision. We have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of September 28, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $131.6 million.

Risks Related to Our Investment in Tower Semiconductor Ltd.

     Our investment in Tower Semiconductor Ltd. is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition.

     In July 2000, we entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of September 28, 2003, we had invested $72.3 million in Tower and obtained 7,536,343 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 7,536,343 Tower ordinary shares represented an approximate 15% equity ownership position in Tower as of September 28, 2003. In the first nine months of 2003 we recorded write-downs to the value of the wafer credits of $3.9 million. During the third quarter of 2003, we utilized approximately $0.4 million of these wafer credits to purchase controller wafers from Tower. In the third quarter and first nine months of 2003, we recorded a $0.3 million loss and an $18,000 loss, respectively, to adjust the book value of the warrant. Also as of September 28, 2003, we had recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $0.8 million of losses on our warrant to purchase Tower ordinary shares. As of September 28, 2003, our Tower ordinary shares were valued at $31.1 million and included an unrealized gain of $6.1 million, recorded as a component of accumulated other comprehensive income. As of September 28, 2003, our Tower prepaid wafer credits were valued at $1.7 million and the warrant to purchase Tower ordinary shares was valued at $0.5 million.

     In February 2003, we agreed to amend our foundry investment agreements with Tower and advance the payment of $11.0 million for the fifth and final milestone in two installments regardless of whether the milestone was met, a first installment of approximately $6.6 million, of which $4.3 million has been paid, and a second installment of approximately $4.4 million. Tower’s shareholders approved the amendment in May 2003. In November 2003, we agreed to further amend the foundry investment agreements, referred to as the November Amendment, to, among other things, (a) advance the entirety of the remaining fifth milestone payment of $6,718,950, or Payment, (b) defer our use of wafer credits, and (c) extend the lock-up period on our Tower ordinary shares. The Payment is subject to (i) the November Amendment being executed by all parties and approved by Tower’s shareholders, (ii) the execution of an amendment to Tower’s facility agreement, and (iii) the Investment Center not having informed Tower that it is not continuing its funding of the Fab 2 project. If these conditions are met, the Payment will be due no later than three (3) business days after Tower’s shareholders approve the November Amendment. If the Payment is made, we expect to receive 777,294 Tower ordinary shares plus a number of shares equal to the second installment of approximately $4.4 million, divided by either (A) the price at which Tower completes a financing, provided the financing is consummated within 180 days from the November amendment; or, if the conditions specified in (A) are not met, then (B) the average trading price, or ATP, of Tower ordinary shares during the fifteen (15) consecutive trading days preceding the date of the Payment. If the conversion price per share is the 15-day ATP and Tower closes a subsequent financing, not including certain rights offerings consummated by Tower by June 30, 2004, at a price per share less than the 15-day ATP and receives certain minimum proceeds, we will receive additional Tower ordinary shares equivalent to $4.4 million divided by the price per share in that subsequent financing less the number of shares previously issued to us at the 15-day ATP.

     Also under the November Amendment, we agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the date of the November Amendment utilizing wafer credits; however, we will have the option to convert credits we would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15 day ATP preceding the last day of the relevant quarter. Unconverted credits shall accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, we may convert all of the then remaining Series A-4 Credits into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by us and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than us and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

     The November Amendment also provides that we will not sell Tower ordinary shares until January 29, 2006, except we may sell 30% of the Tower shares held as of January 29, 2004. In addition, we have extended the date on which we may exercise our demand registration rights until the earlier of (i) December 31, 2005 and (ii) such date that Tower has fulfilled all of its obligations to raise any additional financing pursuant to its facility agreement.

     Completion of Tower’s wafer foundry facility, Fab 2, is dependent on several factors and may never occur, which may harm our business and results of operations.

     Tower’s completion of Fab 2 is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry equipment purchases in a timely manner or is unable to successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our equity investment in Tower and wafer credits will decline significantly or possibly become worthless. In addition, we may be unable to obtain sufficient supply of controller wafers from Tower to manufacture our products, which would harm our business. Further deterioration of market conditions for foundry manufacturing services and the market for semiconductor products may also adversely affect the value of our equity investment in Tower. If the fair value of our Tower investment declines further, we may record additional losses, which potentially could amount to the remaining recorded value of our Tower investment. Moreover, if Tower is unable to amend its credit facility agreement because we, another wafer partner or Tower’s major equity partner do not agree to amend the milestone five amendments or for any other reason, or cannot satisfy its financial covenants and comply with the conditions in its credit facility agreement, and therefore is not able to obtain additional bank financing, or if its current bank obligations are accelerated, or it fails to secure customers for its foundry capacity to help offset its fixed costs, that failure could jeopardize the completion of Fab 2 and Tower’s ability to continue operations.

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

     We cannot assure you that the Fab 2 facility will be completed or will begin production as scheduled. Moreover, we cannot assure you that this new facility will be able to achieve acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price. If Tower is unable to operate Fab 2 at an optimum capacity utilization, it may operate at a loss or have to discontinue operations.

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

     On July 3, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The lawsuit was filed against Tower and certain of its shareholders and directors, including us and Dr. Eli Harari, our President and CEO and a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and the Securities and Exchange Commission’s Rule 14a-9. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. Pursuant to our indemnification agreement with Dr. Harari, we have agreed to indemnify him for any expenses he may incur or liability he may face in connection with this litigation. Litigation is inherently uncertain, can be costly and may divert the attention of our management personnel, and if we are required to pay significant monetary or other damages, our business, financial conditions and results of operations may be seriously harmed. For new information regarding pending matters, see item 1 “Legal Proceedings” in Part II of this quarterly report.

Risk Related to Our Investment in UMC

     Fluctuations in the market value of our UMC foundry investment affect our financial results and in the past we recorded a loss on investment in foundry on our UMC investment and we may record additional losses in the future.

     In 1997, we invested $51.2 million in United Silicon, Inc., or USIC, a semiconductor manufacturing subsidiary of United Microelectronics Corporation, or UMC, which was merged into the UMC parent company on January 3, 2000. In exchange for our USIC shares, we received 111 million UMC shares. In 2000, 2001 and 2002, we received additional shares as stock dividends totaling approximately 22 million, 20 million and 23 million shares, respectively. Our equity investment in UMC was valued at $17.1 million at September 28, 2003 and included an unrealized gain of $2.3 million, net of tax of $1.4 million, which is included in accumulated other comprehensive income. If the fair value of our UMC investment declines in future periods and the related loss is deemed to be other than temporary, we may record additional losses for those periods. In addition, in future periods, we may recognize a gain or a loss upon the sale of our UMC shares, which would impact our financial results.

Risks Related to Vendors and Subcontractors

     We depend on our suppliers and third-party subcontractors for several critical components and our products and our business could be harmed if we are unable to obtain a sufficient supply of these components on a timely basis.

     We rely on our vendors, some of which are a principal source of supply, for several of our critical components. We do not have long-term supply agreements with most of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components.

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

     Our primary competitors include companies that develop and manufacture flash storage chips, such as Renesas, Samsung and Toshiba. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture socket flash, linear flash and components include Advanced Micro Devices, Atmel, Fujitsu, Hynix, Infineon, Intel, Macronix, Micron Technologies, Renesas, Sharp Electronics and ST Microelectronics. Companies that combine controllers and flash memory chips developed by others into flash storage cards, or that resell flash cards under their brand name, include Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji, Hagiwara, Hama, I/O Data, Infineon, Jessops, Kingston Technology, Kodak, Lexar Media, M-Systems, Matsushita Battery, Matsushita Panasonic, Memorex, Micron Technology, PNY, PQI, Pretec, Silicon Storage Technology, Silicon Tek, Simple Technology, Sony, TDK, Toshiba, Viking Components and several other resellers primarily located in Taiwan.

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

     We have entered into patent cross-license agreements with several of our leading competitors, including, Intel, Matsushita, Renesas, SST, Samsung, Sharp, Sony, Toshiba and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party’s patent or patents related to flash memory devices. If we continue to license our patents to certain of our competitors, competition will increase and may harm our business, financial condition and results of operations. There can be no assurance that we will be successful in concluding licensing agreements under terms which are favorable to us, or at all.

     Our products compete against new products that promote different industry standards from ours, and if these new industry standards gain market acceptance, our business will be harmed.

     Each of our products faces competition from large and small suppliers, some introducing differentiated products that may be more attractive to our customers. M-Systems’ DiskOnKey competes directly with our Cruzer and Cruzer Mini products and the Secure MultiMediaCard from Renesas and Infineon, the RS-MMC from Renesas and Samsung, and the MultiMediaCard from Samsung all compete with our SD and MMC cards. In addition, in 2002, the xD-picture card format was introduced as direct competition for our Smart Media card products. Until we commence full scale manufacturing and selling of xD cards under our new agreements with Olympus and Fuji, we will continue to see a decline in our sale of SmartMedia cards without a compensating increase in xD card sales. The Microdrive, which Renesas recently acquired from IBM, is a rotating disk drive in a Type II CF format that competes directly with our larger capacity CF memory cards. In addition, other companies, such as Matrix Semiconductor, have announced products or technologies that may potentially compete with our products. New competing standards may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product.

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

     Approximately one-half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 50% of our product revenues in the first nine months of 2003 and during fiscal 2002, 2001 and 2000. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base changes from year to year as the market demand for our customers’ products changes.

     Variability of average selling prices and gross margins resulting from changes in our product mix and price reductions for certain of our products may cause our gross margins and net profitability to suffer.

     Our product mix varies quarterly, which affects our overall average selling prices and gross margins. Our CF card, SD card, miniSD card and Memory Stick card products, which currently account for a majority of our product revenues, have lower gross margins and average selling prices when sold as bundled cards in OEM devices, such as Digital Cameras, compared to sales through retail channels. In addition, we realize higher gross margins on flash memory products manufactured from wafers provided by our captive sources of supply than we do for flash-packaged components supplied by non-captive sources. Accordingly, if we are unable to meet our wafer needs through our captive suppliers and are forced to increase our purchases from non-captive sources, we expect our gross margins to decline. Flash data storage markets are intensely competitive, and price reductions for our products are necessary to meet consumer price points and may be significant. If we cannot reduce our product manufacturing costs in future periods to offset further price reductions, our gross margins and net profitability will suffer.

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

     A significant portion of our sales to the consumer electronics market is made to retailers and through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to distributor customers, in the case of sales to distributors. If our distributors and retailers are not successful in this market, there could be substantial product returns or price protection payments, which would harm our business, financial condition and results of operations. In addition, availability of sell through data varies throughout the retail channel, which makes it difficult for us to determine actual retail product revenues until after the end of the fiscal quarter.

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

     We intend to vigorously enforce our patents, but we cannot be sure that our efforts will be successful. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully assert a counterclaim that our patents are invalid or unenforceable. If we did not prevail as a defendant in a patent infringement case, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the infringing technology. Any litigation is likely to result in significant expense to us, as well as divert the efforts of our technical and management personnel.

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

     Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. Furthermore, parties that we have sued and that we may sue for patent infringement may counter sue us for infringing their patents. Litigation involving intellectual property can become complex and extend for protracted time and is often very expensive. Intellectual property claims, whether or not meritorious, may result in the expenditure of significant financial resources, injunctions against us or the imposition of damages that we must pay and would also divert the efforts and attention of some of our key management and technical personnel. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. Moreover, if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments, our business would be harmed. For new information concerning pending matters reported in our Annual Report on Form 10-K for fiscal year ended December 29, 2002, or new pending matters, see Item 1 “Legal Proceedings” in Part II of this quarterly report.

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

     Political unrest and violence in Israel could cause delays in the completion of Tower’s Fab 2 and interruption or delay of manufacturing schedules once Fab 2 is completed, either of which could cause potential foundry customers to go elsewhere for their foundry business and could cause investors and foundry customers to avoid Tower. Moreover, if U.S. military actions in Afghanistan, Iraq or elsewhere, or current Israeli military actions, result in retaliation against Israel, Tower’s fabrication facility and our engineering design center in Israel may be adversely impacted. In addition, while the political unrest has not yet posed a direct security risk to our engineering design center in Israel, it may cause unforeseen delays in the development of our products and may in the future pose such a direct security risk.

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

     General risks. Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, such as the earthquakes experienced in Taiwan in 1999, in Japan in 2003 and previous years, and in China in previous years;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	longer payment cycles and greater difficulty in accounts receivable collection, particularly as we increase our sales through the retail distribution channel and general business conditions deteriorate;

•	adverse tax rules and regulations;

•	weak protection of our intellectual property rights; and

•	delays in product shipments due to local customs restrictions.

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

     We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have a stockholders’ rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could prevent us from being acquired. In addition, our certificate of incorporation grants our board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action (2,000,000 of which have already been reserved under our stockholder rights plan). Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third-party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that a stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control of SanDisk.

     Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments.

     The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ended September 28, 2003, our stock price fluctuated significantly from a low of $12.00 to a high of $68.15. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

     The ratings assigned to us and our notes may fluctuate, which could harm the market price of our common stock.

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

     We may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time to time, we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities in the future, our stockholders will experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock or debt securities. In addition, if we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

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

     In addition, we have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of September 28, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $131.6 million.

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

     The indenture governing the notes contains provisions that apply to a fundamental change. A fundamental change as defined in the indenture would occur if we were to be acquired for consideration other than depository receipts or common stock traded on a major U.S. securities market. If someone triggers a fundamental change, we may be required to offer to purchase the notes with cash. This would result in the diversion of resources from other important areas of our business and could significantly harm our business, financial condition and results of operations.

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

     In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our contingent indemnification obligations to Toshiba and obligations under the notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders. The notes are also effectively subordinated to the liabilities of any of our subsidiaries (including trade payables, which as of September 28, 2003 were approximately $4.7 million). Neither we, nor our subsidiaries are limited from incurring debt, including senior indebtedness, under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. We anticipate that from time to time we will incur additional debt, including senior indebtedness. Our subsidiaries are also likely to incur liabilities in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Please refer to our Form 10-K for the year ended December 29, 2002.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, subsequent to the Evaluation Date, as a result of the embezzlement of our UMC shares that were in the custody of our Taiwanese law firm, of which we were informed on October 14, 2003, we have determined to implement certain enhancements to our procedures relating to the handling of our securities and negotiable instruments

PART II. OTHER INFORMATION

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

     On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 5,602,987, or the ‘987 Patent. Defendants have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 Patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. Ritek filed a motion for summary judgment of non-infringement on October 31, 2002. We filed a cross-motion for summary judgment of Ritek’s infringement. The Court granted Ritek’s motion on September 30, 2003. Discovery is continuing with respect to Pretec and Memorex portion of the case. SanDisk intends to appeal the Court’s grant of Ritek’s motion.

     On or about June 9, 2003, we received written notice from Infineon that it believes we have infringed Infineon’s U.S. Patent No. 5,726,601, or the ‘601 patent. We contend that we have not infringed any valid claim of the ‘601 patent. On June 24, 2003, we filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity in the United States District Court for the Northern District of California. In the suit, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ, we are seeking a declaration that we have not infringed the ‘601 patent and that the patent is invalid. On October 6, 2003, Infineon filed an answer to our complaint and counterclaim for alleged patent infringement. By its answer and filed a counterclaim, Infineon: (i) denied that we are entitled to the declaration sought by our complaint; (ii) requested that we be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and another patent – U.S. Patent No. 4,841,222, or the ‘222 patent, willfully and deliberately; and (iii) sought damages, attorneys’ fees, and an injunction against us from making, using, selling, offering for sale, and/or importing any product that infringes upon the rights secured by the ‘601 and ‘222 patents. Later on October 6, 2003, Infineon filed an amended answer and counterclaim, which includes the same substantive allegations of infringement that are found in its original answer and counterclaim. On October 27, 2003, we filed a reply to

Infineon’s counterclaims, in which we denied that we infringe the asserted patents, and denied that Infineon is entitled to any relief in the action.

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

               None

Item 3. Defaults upon Senior Securities

               None

Item 4. Submission of Matters to a Vote of Security Holders

               None.

Item 5. Other Information

     On October 14, 2003, we were advised by our Taiwan law firm that UMC shares owned by us and held in custody by our Taiwan law firm, Lee and Li, had been embezzled by an employee of Lee and Li. Based on information provided by Lee and Li, a total of approximately 127.8 million of our UMC shares were sold in unauthorized transactions starting on August 6, 2003 and ending on September 15, 2003. The proceeds from the unauthorized sales, amounting to approximately $92 million, were embezzled by Lee and Li’s former employee, who is now a fugitive. We still hold approximately 20.6 million UMC shares.

     Effective as of November 14, 2003, SanDisk and Lee and Li entered into a Settlement and General Release Agreement concerning the embezzled shares. Pursuant to the Settlement Agreement, we were remitted a cash payment of $20.0 million at the time of signing. In addition, Lee and Li will pay us $45.0 million, inclusive of interest $47.9 million, over four years in sixteen quarterly installments. These amounts are secured by irrevocable standby letters of credit issued by the International Commercial Bank of China, or ICBC. Further, Lee and Li has extended a credit to us in the amount of $18.3 million to be applied against future legal services provided by Lee and Li and to be spread equally over 18 years. In the event that we do not fully utilize this credit in a given year, Lee and Li will annually remit one-third of the unused credit amount for that year to us and we will donate such amount to our corporate charitable fund. The remaining two-thirds of the unused credit will be donated by Lee and Li in equal amounts to the Taiwan Red Cross and to a joint SanDisk/Lee and Li Lecture Program to promote integrated education in business, technology and law in Taiwan and China. If any of the stolen assets are recovered, the net amount after recovery expenses, will be split between SanDisk and Lee and Li, in specified proportions until we receive a maximum amount of $106.6 million, including all amounts described above.

Item 6. Exhibits and Reports on Form 8-K

               A. Exhibits

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               B. Reports on Form 8-K

     On July 10, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press releases announcing the signing of a licensing, manufacturing and selling agreement with Olympus Optical, Ltd., the signing of a cross license agreement with Sony Corporation, and the issuance of a press release announcing that it had filed a complaint for declaratory relief against Infineon Technologies.

     On July 16, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing the filing of a shelf registration statement on Form S-3 and that a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower Semiconductor, Ltd., or Tower, as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York against Tower and certain of its directors and shareholders, including the Registrant and Eli Harari, the Registrant’s President and CEO and a Tower board member, asserting claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including the Registrant. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. The Registrant filed under Item 9 the issuance of a press release announcing its second quarter 2003 financial results.

     On September 5, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing the appointment of Michael Marks, president and chief executive officer of Flextronics International Ltd., to its board of directors.

     On September 15, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press releases announcing the offering of 7,800,000 shares of its common stock and the granting to the underwriters of the offering an option to purchase an additional 1,170,000 shares to cover over allotments; the announcing of its updated business outlook for the third quarter and second half of 2003 and that the Board of Directors had determined to amend the Registrant’s existing stockholders’ rights plan to terminate the preferred share purchase rights issued under the rights plan effective September 25, 2003 and to adopt a new rights plan also effective on September 25, 2003, with essentially the same terms.

     On September 25, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing that on September 24, 2003, had entered into an Underwriting Agreement with Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC and Pacific Crest Securities Inc. in connection with the Registrant’s underwritten public offering of 7,996,000 shares of its common stock at an offering price to public of $65.25 per share. The Registrant had also granted the above underwriters a 30-day option to purchase up to an additional 1,199,400 shares of common stock at the public offering price less the underwriting discount. The common stock were issued pursuant to a prospectus supplement and prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(5) and Rule 424(c) under the Securities Act of 1933, as amended, related to the Registrant’s registration statement on Form S-3 (File No. 333-107088), as amended, which became effective on August 11, 2003, and the Registrant’s registration statement on Form S-3 (File No. 333-108830) filed under Rule 462(b) under the Securities Act on September 16, 2003, which became effective when filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated: November 17, 2003	By:	/s/ Michael Gray

Michael Gray
Chief Financial Officer, Senior Vice President
Finance and Administration
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.