Form 10-K
period 2003-12-28
SANDISK CORP
filed 2004-03-12
CIK 1000180

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2003

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
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 29, 2003 was approximately $2,124,728,990 (based upon the closing price for shares of the Registrant’s common stock as reported by the Nasdaq National Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and each person known to the Registrant to be the holder of 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 1, 2004, the Registrant had 161,271,908 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 20, 2004 are incorporated by reference into Part III of this Form 10-K.

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

Overview

      SanDisk, the worldwide leader in flash storage card products, designs, develops, manufactures and markets flash storage card products used in a wide variety of electronic systems. Flash storage cards allow data to be stored in a compact, removable format. Our flash storage card products help enable mass market adoption of digital cameras, multimedia cellular phones, USB flash drives and other digital consumer devices. We are the only company that has rights to manufacture and sell every major flash card format, including Compact Flash, or CF, Secure Digital, or SD, miniSD, SmartMedia, FlashDisk, MultiMediaCards, or MMC, MemoryStick Pro and other Memory Stick products, xD-Picture cards, and USB flash drives. We do not operate fabrication facilities, but do control a significant portion of our flash memory wafer manufacturing through our FlashVision, Ltd., or FlashVision, joint venture, contracts with fabrication facility owners and contractual supply rights from other partners. Our supply arrangements consist of components produced through our FlashVision joint venture with Toshiba Corporation, or Toshiba, and through foundry arrangements with Toshiba, Samsung, Renesas, United Microelectronic Inc., or UMC, and Tower Semiconductor Ltd., or Tower. This multiple sourcing strategy enables us to fluctuate our supply with changes in demand. We receive a majority of our flash storage card product revenues from sales to retailers with the balance principally attributable to sales to original equipment manufacturers, or OEMs.

      Our products include CF cards, SD cards, USB Flash Drives (Cruzer mini), miniSD cards, the Memory Stick family of products, Ultra II/ Extreme lines of product cards for professional photographers and xD cards. Storage capacities for our cards and USB drives range from 16 megabytes to 4 gigabytes. In fiscal 2003, our customers included Arrow Electronics, Inc., Avnet Electronics, AVS Technologies, Inc., Bell Microproducts, Inc., Best Buy Company, Inc., Canon, Inc., Circuit City Stores, Inc., Costco Wholesale Corporation, CompUSA Inc., DayMen Photo Marketing Ltd., Flextronics International Ltd., Eastman Kodak Company, Ericsson Inc., Hama Corporation, Hewlett-Packard Company, Holst Import BV, Ingram Micro, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Plastic Co. Ltd., Nikon Corporation, Office Depot, Inc., Siemens AG, Staples, Inc., Techni-Cine Photography, and Wynit, Inc., among others. In addition, we currently license our technologies to several companies including Intel Corporation, Lexar Media, Incorporated, Matsushita Electronics Corporation, Renesas, Samsung Electronics Company Ltd., Sharp Electronics Corporation, SmartDisk Corporation, Silicon Storage Technologies, Incorporated, Sony Corporation, TDK Corporation and Toshiba.

Additional Information

      We were incorporated in Delaware in June 1988 under the name SunDisk Corporation and changed our name to SanDisk Corporation in August 1995. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

      “SanDisk” is a registered trademark of SanDisk Corporation. All other trade names used in this report are trademarks of their respective holders. Our website address is www.sandisk.com. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, California 94089 and our telephone number is (408) 542-0500.

Recent Developments

      On January 21, 2004 we announced that our Board of Directors had approved a two-for-one stock split of our common stock to be effected in the form of a stock dividend. The stock split entitled each stockholder of record at the close of business on February 3, 2004 (record date) to receive one additional share for every share of SanDisk common stock held on that date. Our transfer agent distributed shares resulting from the split on February 18, 2004 (payment date). Shares, share price, per share amounts, common stock at par value and capital in excess of par value have been restated to reflect the effect of the stock split for all periods presented in the Form 10-K.

      In February 2004, we committed to loan FlashVision up to approximately $150.4 million to fund additional 200-millimeter fabrication capacity, through the end of fiscal 2004. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of 2006. In addition, we are currently in discussions with Toshiba regarding cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. The total investment in Fab 3, excluding the cost of building construction, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. We and Toshiba have not yet agreed to the terms of this potential new venture.

Industry Background

      In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include a broader array of consumer electronic, industrial and communications products. These new devices include digital cameras, advanced mobile phones that incorporate digital cameras, PDAs, highly portable computers, portable digital music players, digital video recorders, wireless base stations, network computers, communication routers and switches, handheld data collection terminals, medical monitors and other electronic systems. The storage requirements of these applications include small form factor size, high reliability and storage capacity, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations. Because storage products based on flash semiconductor technology can meet these requirements, these devices and systems represent market opportunities for flash storage systems. The flash memory market is primarily comprised of NOR and NAND technologies. NOR is traditionally used as an embedded memory for code storage and is characterized by fast read speeds. The NAND flash memory produced by SanDisk is traditionally used for both embedded and removable data storage and is characterized by fast write speeds, high capacity and lower manufacturing cost.

The SanDisk Solution

      We are focused primarily on three digital consumer markets: digital cameras and other consumer electronics, multimedia cellular phones and USB flash drives. Each of these markets is currently experiencing significant growth:

•	Digital Cameras. Shipments of digital cameras exceeded shipments of traditional film cameras in 2003. Digital cameras have increased in terms of resolution quality, requiring flash cards with greater capacity. We make and sell flash cards that are used as digital film in all the major brands of digital cameras. Our cards are also used to store music in MP3 players, video in solid-state digital camcorders, personal data in PDA’s and maps in GPS devices.

•	Multimedia Cellular Phones. The multimedia cellular phone market is experiencing growth driven by demand for new capabilities such as camera functionality, audio/ MP3, games, video, internet access and other multimedia features. These features require increasing storage capacity in the phone. We are the leading supplier of miniSD and SD cards for removable storage in some of these multimedia cellular phones.

•	USB Flash Drives. USB flash drive solutions allow consumers to store computer files on keychain-sized devices and then quickly and easily transfer these files between laptops, desktops and other devices. We believe USB flash drives will be the successor to floppy disk drives and Zip drives in personal computers and laptops.

      We also sell our products to industrial, telecom, automotive and numerous other customers. For example, our cards are used in many of the new electronic voting machines to store votes for ballots that have been cast.

      Semico Research Corp. has estimated the 2003 flash storage card market to be equivalent to $3.3 billion in revenues and also estimates these markets will grow to $12.0 billion in revenues by 2006.

      Our strategy is to identify mass consumer markets for flash storage and to manufacture in high volumes and sell all major flash storage card formats for our target markets, enabling us to be a one-stop-shop for our retail and OEM customers. We have partnerships and agreements with leading technology companies to continue to expand our universal flash storage card format strategy. For example, we have an agreement with Sony for co-development of MemoryStick Pro, an agreement with Matsushita and Toshiba for joint development of SD and miniSD cards, and agreements with Olympus and Fuji providing us the right to manufacture xD-Picture cards, which Olympus and Fuji require for their digital cameras. For 2003, our largest customers included Best Buy, Canon, Circuit City, Costco, Hama, Ingram Micro, Kaga, Nikon, Princeton Technology and Wynit. In 2003, 2002 and 2001, no customer individually represented more than 10% of our total revenues.

      We have leveraged our intellectual property and leading market position to establish global industry standard card formats as well as manufacturing partnerships and relationships that provide us with access to leading edge semiconductor capacity, allowing us to share the costs of fabrication capacity with our partners while retaining access to advanced process technology. Our FlashVision joint venture with Toshiba, operating from Toshiba’s Yokkaichi semiconductor fabrication facility, is our principal source of memory wafer supply and provides us with captive capacity at a favorable cost. We also have purchase agreements with Toshiba, Samsung and Renesas providing additional guaranteed supply under favorable terms.

      Our broad-based intellectual property also differentiates our products from those of our competitors, improves our manufacturing efficiency and generates royalty revenue. For example, our multi-level cell, or MLC, technology can substantially reduce manufacturing costs per megabyte and has been licensed to some of our manufacturing partners in return for royalties and a guaranteed portion of their output.

      To enhance our position as the leading global supplier of flash storage card products in the rapidly growing markets that we address, we intend to pursue the following business strategies:

Expand Retail Distribution Network. We intend to continue to expand our retail customer base to more geographic regions as well as to new outlets such as supermarkets and drug stores. We also seek to strengthen our current retailer relationships and establish exclusive arrangements where practical.

Enable New Digital Consumer Markets. We intend to develop further product segmentation solutions for the digital camera market, as well as for the multimedia cellular phone, USB flash drive, and other digital consumer markets. Other digital consumer markets may include devices such as digital camcorders, compressed audio players, handheld computers and personal data assistants.

Expand Our Supply Base and Maintain Our Focus on Low-Cost Production and Global Distribution. We intend to continue to partner with suppliers to procure a large portion of our supply from captive sources, such as FlashVision, and a smaller portion from other sources. Our objective is to control our access to high-volume, low-cost supply of leading-edge flash memory wafers to meet demand, while delivering solid returns on our invested capital over time.

Continue to Expand Our Intellectual Property Portfolio and Lead Technological Innovation. We intend to enhance our market position by continuing to invest aggressively in research and development, advanced process technology and intellectual property, focusing on leading-edge NAND flash, MLC NAND flash and high-performance, low-cost microcontrollers for our flash storage card products.

      In the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, product sales to our top 10 customers accounted for approximately 50%, 48% and 49% of our product revenues, respectively. In 2003, 2002 and 2001, no single customer accounted for greater than 10% of our total revenues. However, seven of the top ten customers for 2003 were also part of our top ten customers in 2002 and 2001. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. We have also experienced changes in the composition of our major customer base from year to year and expect this pattern to continue as certain customers increase or decrease their purchases of our products as a result of fluctuations in market demand for their products and the development of new product categories. Sales to our customers are generally made pursuant to standard purchase orders rather than long-term contracts. The loss of, or significant reduction in, purchases by any of our major customers, could harm our business, financial condition and results of operations.

      Our products offer the following features:

Small Form Factor. Our CF card products weigh about half an ounce and are approximately the size of a matchbook. Our MultiMediaCard and SD card products are approximately the size of a postage stamp and weigh less than two grams. Pioneered for multimedia phones, the miniSD card is about the size of a thumbnail. Our USB FlashDrives are approximately the size of a small pack of gum.

Non-volatility. Our products store information in non-volatile memory cells that do not require power to retain information.

High Degree of Ruggedness. Our devices have an operating shock rating of up to 2,000 Gs for the Extreme line of products. This is equivalent to being able to withstand eight-foot to ten-foot drops onto concrete. Our products are also designed to tolerate extensive fluctuations in temperature and humidity.

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

SanDisk’s Products

      Our storage products are high capacity, solid-state, non-volatile flash memory devices that comply with industry standards, including the PC Card ATA and/or IDE, MultiMediaCard, SD cards, miniSD cards, and Memory Stick standards. We offer a broad line of flash data storage products in terms of capacities, form factors, operating voltage and temperature ranges. Our current product families include removable Compact-

Flash cards, Ultra CompactFlash cards, Wi-Fi CompactFlash cards, SD cards, SD Ultra cards, Wi-Fi SD cards, the Memory Stick product line, SmartMedia cards, xD-Picture cards, FlashDisk cards, the Cruzer USB Flash Drive product line, MultiMediaCards, and embedded Flash ChipSets, embedded TriFlash and the semi-removable T-Flash module that we announced in late February 2004. Our products are compatible with the majority of today’s computing and communications systems that are based on industry standards. Our principal products, are listed in the following table:

Product Family	Form Factor	Uncompressed Capacity

CompactFlash	36.4 mm x 42.8 mm x 3.3 mm	32 megabytes to 4 gigabytes
Ultra II CompactFlash	36.4 mm x 42.8 mm x 3.3 mm	256 megabytes to 2 gigabytes
Memory+Wi-Fi CF	62.0 mm x 42.8 mm x 3.3 mm	128 megabytes
SD	32.0 mm x 24.0 mm x 2.1 mm	32 megabytes to 1 gigabyte
SD Ultra II	32.0 mm x 24.0 mm x 2.1 mm	256 to 512 megabytes
Wi-Fi SD	53.0 mm x 24.0 mm x 2.1 mm	Non-memory
Memory+Wi-Fi SD	57.0 mm x 24.0 mm x 2.1 mm	256 megabytes
miniSD	21.5 mm x 20.0 mm x 1.4 mm	16 to 128 megabytes
Memory Stick	50.0 mm x 21.5 mm x 2.8 mm	64 to 128 megabytes
Memory Stick Duo	31.0 mm x 20.0 mm x 1.6 mm	64 to 128 megabytes
Memory Stick PRO	50.0 mm x 21.5 mm x 2.8 mm	128 megabytes to 2 gigabytes
Memory Stick PRO Duo	31.0 mm x 20.0 mm 1.6 mm	128 to 512 megabytes
Cruzer USB Flash Drives	Various depending on family	128 megabytes to 1 gigabyte
SmartMedia	45.0 mm x 37.0 mm x 0.76 mm	128 megabytes
xD-Picture	25.0 mm x 20.0 mm x 1.7 mm	64 to 512 megabytes
TriFlash (embedded)		16 to 64 megabytes
T-Flash	11.0 mm x 15.0 mm x 1.0 mm	16 to 128 megabytes

      CompactFlash. Our CompactFlash, or CF, products provide full PC Card ATA functionality but are only one-fourth the size of a standard PC Card. CF’s compact size, ruggedness, low-power requirements and its ability to operate at either 3.3V or 5V make it well-suited for a range of current and next-generation, small form factor consumer applications such as digital cameras, PDAs, personal communicators and audio recorders. CF products provide interoperability with systems based upon the PC Card ATA standard by using a low-cost passive Type II adapter. CF cards are available in capacities ranging from 32 megabytes to 4 gigabytes in Type I form factor. CF memory+Wi-Fi is available in 128MB capacity.

      SD Card. The SD Card provides advanced security and copyright protection features for the emerging markets for the electronic distribution of music, video and other copyrighted works. This form factor is being designed into many of the digital cameras, PDAs and MP3 players found in the consumer electronics marketplace today. We offer SD Cards in storage capacities of 32 megabytes to 1 gigabyte.

      SanDisk Ultra II Products. SanDisk Ultra II products are a line of high speed CompactFlash, SD and Memory Stick PRO cards specifically designed for use in the rapidly growing market for high-performance digital cameras. This product line is targeted at advanced photographers who require high-speed cards to quickly shoot many high resolution images. The Ultra II CompactFlash cards have a sustained write speed of up to 9 megabytes per second and are offered in capacities ranging from 256 megabytes to 2 gigabytes. The SD Ultra II and Memory Stick Pro Ultra cards have sustained write speeds of up to 9 megabytes per second, or three times the speed of current SD and Memory Stick PRO cards, respectively, and are being offered in capacities ranging from 256 megabytes to 512 megabytes.

      miniSD Card. A smaller version of the SD card, known as miniSD, was introduced in March 2003. The miniSD card leverages the industry momentum and feature-set of the standard SD card but is designed into a format targeted at very small multimedia cellular phones. An optional full-size SD card adapter allows miniSD to be used in full size SD card applications thereby acting as a bridge media between the large range of consumer and telecommunications SD based devices. Capacities range from 16 to 128 megabytes.

      SanDisk Extreme Products. We have a comprehensive line of high-performance CompactFlash and SD cards, announced in March 2003, and Memory Stick PRO, announced in February 2004, designed to meet performance levels dictated by professional and consumer digital photographers, including the ability to withstand a wide range of temperature extremes. The SanDisk CompactFlash Extreme cards deliver a sustained write speed of up to 6 megabytes per second and a sustained read speed of 9 megabytes per second. SanDisk SD Extreme cards provide sustained write speeds of up to 2.5 megabytes per second. SanDisk Memory Stick PRO Extreme cards provide a minimum write speed of 9 megabytes per second and minimum read speed of 10 megabytes per second. Extreme cards are designed to operate in a wide temperature range from minus 25 to 85 degrees Celsius, making them ideal for harsh shooting conditions. All SanDisk Extreme products are also bundled with RescuePRO, a software to help recover photos/files that are accidentally deleted.

      Memory Stick/ Memory Stick Duo. The SanDisk Memory Stick family is a popular, small-size flash memory card targeted at a wide variety of electronic products. It is sold in capacities ranging between 64 megabytes to 128 megabytes depending on the format and is used primarily in Sony’s consumer electronics products. Memory Stick Duo was introduced in 2003 to offer improved performance with higher write speeds and the addition of the MagicGate technology for copyright protection. It is about half the size of a standard Memory Stick card, so it is targeted for small format digital cameras, audio players, and cell phone applications.

      Memory Stick PRO/ Memory Stick PRO Duo. The Memory Stick PRO product line was introduced in mid-2003 and was co-developed with Sony. It is sold in capacities ranging between 128 megabytes to 2 gigabytes depending on the format and is used in digital cameras, digital video camcorders, PDA’s and TV’s. The Memory Stick PRO and Memory Stick Pro Duo media offer substantially improved performance in higher write speeds and capacity, as compared with the original Memory Stick line of products, as well as built-in MagicGate copyright protection. All products in the SanDisk Memory Stick PRO product line meet the minimum standard performance of 15Mb/s for high-resolution recording of moving images.

      Cruzer USB Flash Drive Product Line. Released in July 2003, the Cruzer Mini replaced our original Cruzer product and combines our high-density memory with hi-speed USB 2.0 Flash Drive connectivity, allowing the transfer of large data files from PC to PC. Available in 128 megabytes to 1 gigabyte capacities, Cruzer Mini allows the user to transfer data files between any devices with a USB port. The Cruzer Mini offers a high-speed replacement for the floppy disk or other removable media. In addition to the Cruzer Mini family, we have also announced the Cruzer Micro and Cruzer Titanium USB Flash Drive families. Cruzer Micro is a smaller USB Flash Drive with expandable functionality. For example, the Cruzer Micro can be connected to the Cruzer Micro MP3 Companion to play MP3 and WMA audio files. The Cruzer Micro will be available in 128 to 512 megabyte capacities. Cruzer Titanium is an extremely rugged USB Flash Drive made from titanium and other metals. The Cruzer Titanium is one of the fastest performance USB Flash Drives on the market and is available in a 512 megabyte capacity.

      SmartMedia Cards. Our SmartMedia card is a removable flash memory card that can be used in several different types of digital devices including digital cameras, digital music players and digital voice recorders. Our SanDisk brand SmartMedia card is available in capacities of 128 megabytes.

      Shoot & Store Card Products. Our recently announced Shoot & Store card products are a new line of inexpensive and consumable flash memory cards currently offered in approximately 50-picture (32 megabyte) and approximately 100-picture (64 megabyte) sizes, with the actual number of pictures being related to the pixel resolution of the camera, the subject complexity and the camera model. Shoot & Store card products will be initially available in CF card, SD card and SmartMedia card types, with Memory Stick PRO cards available in the latter part of 2004. This line will be offered primarily through supermarkets, convenience stores and drug stores.

      xD Picture Card. In 2003, we began selling the xD-Picture card format under our arrangements with Olympus and Fuji for use in cameras from Olympus and Fuji. The xD-Picture card allows for rapid data transfer, is ultra compact for the most portable device and is compatible with all xD cameras. The xD-Picture card is available in capacities that range from 64 megabytes to 512 megabytes.

      Viewers, Readers and Adapters. In January 2003, we announced our Digital Photo Viewer, or DPV. The DPV supports 6 media formats and allows pictures taken with a digital camera to be quickly and easily viewed on most televisions. We offer a broad line of memory card readers, which provide a fast, convenient way to transfer data between our memory card products and a personal computer through a USB connection. Our premium 8-in-1 USB 2.0 reader supports CF type I and type II, MultiMediaCard, SD card, MemoryStick, MemoryStick PRO, SmartMedia and xD-Picture card. We also offer a 4-in-1 PC Card adapter that enables consumers to transfer data from consumer devices to a notebook computer. The 4-in-1 adapter supports MultiMediaCard, SD card, SmartMedia and MemoryStick formats. We also offer a low priced CF adapter.

      TriFlash. TriFlash is a high capacity, small, embedded flash memory device. TriFlash is designed for storing audio, video, data and images on small portable systems. These products are targeted at Internet music players and cell phones. TriFlash will give product manufacturers the option of either using TriFlash and/or removable flash memory cards in their consumer electronics products. TriFlash is available in 16, 32 and 64 megabyte capacities.

      T-Flash. Our recently announced T-Flash is a very small transportable memory module used in mobile phones to store multimedia content and data. The very small size makes it ideal for inclusion in small mobile phone designs. T-Flash modules come in 16 megabyte up to 128 megabyte capacities and allow users to upgrade the memory capacity of their phone or to migrate data between phones. Motorola announced that it plans to use T-Flash in several of its multimedia camera cell phones to be introduced in the second half of 2004.

Technology

      Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance and cost-effective flash memory storage products to address a variety of emerging markets. We have been actively involved in all aspects of this development, including flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. In 2000, we entered into a long-term strategic partnership with Toshiba to jointly develop and manufacture advanced NAND flash memory components to be used in our products. We believe our core technical competencies are in high-density flash memory process and design, controller design, system-level integration, compact packaging and low-cost system testing. We have also initiated, defined and developed new standards such as CF card, MultiMediaCard, SD card, miniSD card, and Memory Stick Pro cards, as well as new modules such asT-Flash, to meet new market needs and to promote wide acceptance of the standards through interoperability and ease-of-use.

      To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we developed new capabilities in flash memory chip design and created intelligent controllers. We also developed an architecture that can leverage advances in process technology designed to ensure a scaleable, high-yielding, cost-effective and highly reliable manufacturing process. We believe that these technical competencies and our system design approach have enabled us to introduce flash data storage products that are better suited for our target markets than linear flash cards based on socket flash chips. We design our products to be compatible with industry-standard IDE, ATA, MultiMediaCard, SD and Memory Stick interfaces used in all standard operating systems, or OS, Windows XP and Apple OS X compatible personal computers, and operating systems used in cell phones, PDAs, and other consumer and industrial products.

      Our patented intelligent controller with its advanced defect management system permits our products to achieve a high level of reliability and longevity. Latent bit failure can occur several years into the life of a flash card product and can be difficult to detect with traditional flash technology. Our system is designed to allow the automatic substitution of major blocks of the memory chip in case of any latent flash memory failures. Additionally, our controller generates an error correcting code that is stored simultaneously with the data and is used to detect and dynamically correct any errors when the data is read. This design permits our products to maintain error-free operation for hundreds of thousands of erase and write cycles and reduces manufacturing costs by allowing us to incorporate partial die with less than 100% of the physical bits on each chip into the products without loss of functionality.

Strategic Manufacturing Relationships

      An important element of our strategy has been to establish strategic relationships with leading technology companies that can provide us with access to leading edge semiconductor manufacturing capacity and participate in the development of some of our products. This enables us to concentrate our resources on the product design and development areas where we believe we have competitive advantages. We have developed strategic relationships with UMC, in Taiwan, Tower, in Israel, Renesas, formerly known as Hitachi, Ltd. in Japan and Toshiba in Japan, with whom we have both a joint venture, FlashVision, which manufactures NAND flash memory, and a foundry relationship. In August 2002, we entered into a seven-year supply agreement with Samsung Electronics Co., Ltd., or Samsung, which allows us to purchase NAND flash memory products from Samsung’s fabrication facilities in South Korea. We may establish relationships with other foundries in the future.

      All of our flash memory card products require silicon wafers for the memory components and the controller components, which are included in our flash cards. The substantial majority of our memory wafers are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, and to a lesser extent by Samsung and Renesas. Our controller wafers are currently manufactured by UMC and Tower. Given the recent increase in global demand for flash memory wafers and assuming that the markets for our products continue their current growth rate, demand from customers may outstrip the supply of flash memory wafers available to us from our current sources. If Toshiba, FlashVision, Samsung, Tower and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations.

      In April 2002, we and Toshiba consolidated FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. In February 2004, we committed to loan FlashVision up to approximately $150.4 million to fund additional 200-millimeter fabrication capacity through the end of fiscal 2004. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of 2006. In addition, we are currently in discussions with Toshiba regarding cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. The total investment in Fab 3, excluding the cost of building construction, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. We and Toshiba have not yet agreed to the terms of this potential new venture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Factors That May Affect Future Results — Risks Related to Our FlashVision Joint Venture — We have contingent indemnification obligations....”

      Under the terms of our wafer supply agreements with FlashVision, Renesas, Samsung, Toshiba, Tower and UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of FlashVision’s wafer production. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results — Risks Related to Vendors and Subcontractors — Our obligation to provide a six month rolling forecast....”

      In July 2000, we entered into a share purchase agreement to make a $75.0 million investment in Fab 2 at Tower Semiconductor, Ltd., or Tower, in Israel. The investment has provided us with a guaranteed additional wafer source for our controller components. The investment was payable in five installments, each of which was subject to the completion of certain milestones, four of which were paid in 2001 and 2002, with the fifth and final milestone being paid in 2003. Fab 2 is currently producing controller wafers for some of our card products. In November 2003, we agreed to further amend our foundry investment agreement, paid the final portion of the fifth milestone payment and, among other things, agreed to defer the usage of the remainder of our wafer credits available to us until fiscal 2007. We began purchasing controller wafers from Tower in the third quarter of 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results — Risks Related to Our Investment in Tower Semiconductor Ltd.”

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

Assembly and Testing

      We sort and test our wafers at Toshiba in Yokkaichi, Japan, and United Test Center, Inc. in Taiwan. Substantially all of the tested wafers are then shipped to our third-party memory assembly subcontractors, Chip PAC Ltd. in China, Silicon Precision Industries Co., Ltd. and Ficta Technology, Inc., both in Taiwan and Sharp and Mitsui & Co., Ltd. both in Japan.

      A substantial portion of our packaged memory final test, card assembly and card test is performed at Silicon Precision Industries, United Test Center, Inc. and DataFab Systems, Inc. in Taiwan, and Celestica, Inc., Chip PAC and Flextronics in China. In the foreseeable future, these subcontractors and others will continue to assemble and test the vast majority of our products. We believe our use of subcontractors reduces the cost of our operations and gives us access to increased production capacity. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could result in a disruption of production and a shortage of products to meet customer demand.

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

Research and Development

      We believe that our future success will continue to depend on the development and introduction of new generations of flash memory chips, controllers and products designed specifically for the flash data storage market. In 2003, we completed our transition to 0.13 micron NAND flash memory wafers. We are in the final stages of developing the next generation 90 nanometer NAND flash memory technology and anticipate processing production wafers using this technology in the second half of 2004.

      Our research and development expenses were $84.2 million, $63.2 million and $58.9 million, for the fiscal years 2003, 2002 and 2001, respectively. As of December 28, 2003, we had 283 full-time equivalent employees engaged in research and development activities, primarily located in our Israel, Scotland, Japan and Sunnyvale, California design centers. In fiscal 2004, we expect to significantly increase our spending on process and design research and development to support the development and introduction of new generations of flash data storage products.

Sales and Distribution

      We market our products using a direct sales organization, distributors and manufacturers’ representatives. We also sell products to certain customers on a private label basis and under the SanDisk brand in the retail channel. Our sales efforts are organized as follows:

Direct Sales Force. Our direct sales offices are located in Havasu City, Arizona; Maitland, Florida; Herndon, Virginia; Sunnyvale, California; Hannover, Munich and Rantingen, Germany; Kista, Sweden; Hong Kong, China; and Yokohama and Osaka, Japan. These offices support our major OEM customers and our distribution and manufacturers’ representative partners. Our retail sales offices are located in Trabuco Canyon, California; Avon, Ohio; Bedford, Texas; Syracuse, NY; Greenock, Scotland; Haarlem, the Netherlands; Munich, Germany; Yokohama, Japan; Osaka, Japan and Hong Kong, China.

Distributors. In the United States, our products are sold through Arrow Electronics Inc., Avnet Inc. and Bell MicroProducts Inc. to OEM customers for a wide variety of industrial applications. In addition, we have distributors in various regions of the world including Europe, Japan, Australia, New Zealand, Taiwan, Korea, Singapore and Hong Kong.

Independent Manufacturers’ Representatives. In the United States, Canada and Europe, our direct sales force is supported in its sales efforts by more than 50 independent firms. These domestic and international firms receive a commission for providing support to our direct sales force and distributors in the industrial distribution, OEM and retail channels. The manufacturers’ representative companies sell our products as well as products from other manufacturers.

OEMs. We provide SanDisk brand name and private label products to OEMs in the United States, Europe, Japan and the Pacific Rim.

Retail Fulfillment Operations. Our retail distribution channel includes the use of Modus Media International, Inc., or MMI, in the United States and the Netherlands and Nippon Express, or Nippon, in Japan as third-party fulfillment facilities. MMI provides worldwide packout services for our retail business, which include labeling and packaging our raw cards, as well as shipping the finished product directly to our customers. MMI’s facilities are located in Raleigh, North Carolina, which for 2003 serviced North America and Asia, and Appledorn, the Netherlands, which services Europe, the Middle East and Africa. Nippon Express in Japan provides similar services in Japan.

Retail. We ship SanDisk brand name products directly to consumer electronics stores, office superstores, photo retailers, mass merchants, catalog and mail order companies, Internet and e-commerce retailers, drug stores, supermarkets and convenience stores and selected retail distributors. Our retail distributors include Ingram Micro, Inc., Tech Data Corporation, BDI-Laguna Corporation, D&H, and Wynit, Inc. in the United States, in addition to approximately 50 international distributors. Our products are available in approximately 60,000 retail stores worldwide. Approximately 20 independent manufacturers’ representative firms are supporting our sales efforts in the retail channel worldwide. In addition, we sell our products on the Internet through third parties such as Amazon.com.

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

      Our support package includes technical documentation and application design assistance. In some cases, we offer additional support that includes training, system-level design, implementation and integration support and failure analysis. We believe that tailoring the technical support level to our customers’ needs is essential for the success of product introductions and to achieve a high level of satisfaction among our customers. The majority of our products are warrantied for periods ranging from one to seven years.

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

      In 1988, we developed the concept of emulation of a hard disk drive with flash solid-state memory. The first related patents were filed in 1988 by Dr. Eli Harari and exclusively licensed to us. As of December 28, 2003, we own or have exclusive rights to 242 United States and 97 foreign issued patents, and 213 patent applications pending in the United States, as well as 263 pending in foreign patent offices. We intend to seek additional international and United States patents on our technology. We believe some of our patents are fundamental to the implementation of flash data storage systems, as well as the implementation of MLC flash, independent of the flash technology used. However, we cannot assure you that any patents held by us will not be invalidated, that patents will be issued for any of our pending applications, or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where our products can be sold to provide meaningful protection or any commercial advantage to us. Additionally, our competitors may be able to design their products around our patents.

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

      From time to time, we have been contacted by various other parties who have alleged that certain of our products infringe on patents that these parties claim to hold. To date, no legal actions have been filed in connection with any such infringement, other than as discussed above and “ITEM 3. Legal Proceedings”.

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

      If we decide to incorporate third-party technology into our products or our products are found to infringe on the patents or intellectual property rights of others, we may be required to license such patents or intellectual property rights. We may also need to license some or all of our patent portfolio to be able to obtain cross-licenses to the patents of others. We currently have patent cross-license agreements with several companies including Intel, Lexar, Matsushita, Renesas, Samsung, Sharp, SiliconSystems, Inc., Sony, SST, TDK and Toshiba. From time to time, we have also entered into discussions with other companies regarding potential cross-license agreements for our patents. We cannot assure you that licenses will be offered or that the terms of any offered licenses will be acceptable to us, or that these licenses will help our business. If we obtain licenses from third parties, we may be required to pay license fees or make royalty payments, which could reduce our gross margins. If we are unable to obtain a license from a third-party for technology, we could incur substantial liabilities or be required to expend substantial resources redesigning our products to eliminate the infringement. In addition, we might be required to suspend the manufacture of products or the use by our foundries of processes requiring the technology. We cannot assure you that we would be successful in redesigning our products or that we could obtain licenses under reasonable terms. Furthermore, any development or license negotiations could require substantial expenditures of time and other resources by us.

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

Backlog

      We manufacture and market primarily standard products. Sales are generally made pursuant to standard purchase orders. We include in our backlog only those customer orders for which we have accepted purchase orders and assigned shipment dates within the upcoming twelve months. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellations, backlog is not necessarily an indication of future revenue. As of December 28, 2003, our backlog was $78.7 million, compared to $31.7 million at December 29, 2002. This increase in backlog was primarily due to strong demand in all markets.

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

      Our primary competitors currently include companies that develop and manufacture flash storage chips, such as Renesas, Samsung and Toshiba. New competitors including, Hynix Semiconductor, Infineon, Micron Technologies and ST Microelectronics, announced their intentions to become direct competitors in the NAND market later this year. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture other forms of flash memory include, among others, Atmel, Hynix Semiconductor, Infineon, Intel, Macronix, Micron Technologies, Renesas, Sharp Electronics, ST Microelectronics, Samsung, Spansion and Toshiba. Companies that combine controllers and flash memory chips developed by others into flash storage cards, or that resell flash cards under their brand name, include, among others, Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji, Hagiwara, Hama, I/ O Data, Infineon, Jessops, Kingston Technology, Kodak, Lexar Media, M-Systems, Matsushita Battery, Panasonic, Memorex, Micron Technology, PNY, PQI, Pretec, Renesas, Silicon Storage Technology, Silicon Tek, Simple Technology, Sony, Samsung, TDK, Toshiba, Trek, Viking Components and several other resellers primarily located in Taiwan. The success of our competitors may adversely affect our future sales revenue.

      In 2000, we, along with Matsushita and Toshiba, formed the SD Association to jointly develop and promote the Secure Digital card. Under this arrangement, royalty-bearing Secure Digital card licenses will be available to other flash memory card manufacturers, resulting in increased competition for our Secure Digital card and other products. In addition, Matsushita and Toshiba sell Secure Digital cards that compete directly with our products for which no royalties are payable.

      We have entered into patent cross-license agreements with several of our leading competitors, including, Intel, Matsushita, Renesas, SST, Samsung, Sharp, Sony, Toshiba and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party’s patent or patents related to flash memory devices. If we continue to license our patents to our competitors, competition will increase and may harm our business, financial condition and results of operations. There can be no assurance that we will be successful in concluding licensing agreements under terms that are favorable to us, or at all, or that these licenses will help our business.

      Each of our products faces competition from large and small suppliers; some introducing differentiated products that may be more attractive to our customers. For example, Lexar Media’s Jump Drive, M-Systems’ DiskOnKey, Toshiba’s Trans Memory and Trek’s Thumbdrive compete directly with our Cruzer Mini product line and the Secure MultiMediaCard from Renesas and Infineon, the RS-MMC from Renesas and Samsung, and the MultiMediaCard from Samsung all compete with our SD and MMC cards. In addition, in 2002, the xD-picture card format was introduced as direct competition for our Smart Media card products. We experienced a decline in sales of Smart Media card products in 2002 and 2003 and expect a continued decline in sales of these products in 2004 as sales of xD-picture cards increases. We compete with Sony and Lexar in the market for Memory Stick products. Sony has a very strong brand name which may make their Memory Stick cards more attractive to some customers than our comparable cards. In 2004, we expect to begin manufacturing and offering a SanDisk labeled version of the Memory Stick PRO and Memory Stick Pro Duo product lines. Additionally, Olympus’ and Fuji’s control of the market for digital cameras using the xD-picture card format gives them a competitive advantage in selling xD-picture cards to retail customers. Rotating disk drives, including among others, the Microdrive, compete with our larger capacity flash memory cards. In addition, other companies, such as Matrix Semiconductor, have announced products or technologies that may potentially compete with our Shoot and Store products. Additionally, new card formats, like the Express Card are periodically introduced in an effort to compete with the existing standards for memory cards. New competing standards may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product.

      We also face competition from products based on alternative MLC flash technology from Intel (Strata Flash), Renesas (AG-AND) and Infineon Flash (Twin bit). These products compete with our NAND MLC products.

      Furthermore, we expect to face competition both from existing competitors and from other companies that may enter our existing or future markets with similar or alternative data storage solutions, which may be less costly or provide additional features. Our business is characterized by rapid innovation and many other companies are pursuing new technologies, which may make our flash memory obsolete or uncompetitive in a few years. Additionally, if we do not continue to invest in new technologies, our business would likely be seriously harmed.

      We believe that our ability to compete successfully depends on a number of factors, including:

•	price, quality, and on-time delivery to our customers;

•	product performance, availability and differentiation;

•	success in developing new applications and new market segments;

•	adequate manufacturing capacity;

•	efficiency of production;

•	timing of new product announcements or introductions by us, our customers and our competitors;

•	the ability of our competitors to incorporate their flash data storage systems into their customers’ products;

•	the number and nature of our competitors in a given market;

•	successful protection of intellectual property rights; and

•	general market and economic conditions.

      We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition or results of operations.

Employees

      As of December 28, 2003, we had 751 full-time employees and 54 temporary employees, including 283 in research and development, 147 in sales and marketing, 165 in general and administration and 210 in operations. Our success is dependent upon our retention of key technical, sales and marketing employees and members of senior management. Our success is also contingent on our ability to attract and recruit skilled employees. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that our employee relations are good.

Item 2.	Properties

      Our principal facilities are located in Sunnyvale, California. We lease two adjacent buildings, a 104,000 square foot building that is dedicated to research and development and operations activities and a 52,000 square foot building which houses our administrative, sales and marketing functions. We occupy this space under lease agreements that expire in July 2006. Under these agreements, we have the option to renew the leases on both buildings for one additional five-year term ending on June 30, 2011. In February 2004, we signed a lease for an additional 50,000 square foot building adjacent to our current corporate headquarters. This lease runs through November 2005. We believe that our facilities will be adequate to meet our near term needs and that additional space will be available as required. We also lease sales offices in the United States, Japan, Germany, the Netherlands, Hong Kong, Scotland and Sweden, operation support offices in Taichung, Taiwan and Dongguan, China and design centers in Tefen, Israel and East Kilbride, Scotland.

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

      On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 5,602,987, or the ’987 patent. Defendants have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ’987 patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. Ritek filed a motion for summary judgment of non-infringement on October 31, 2002. We filed a cross-motion for summary judgment of Ritek’s infringement. The Court granted Ritek’s motion on September 30, 2003. Discovery is continuing with respect to the Pretec and Memorex portion of the case. We intend to appeal the Court’s grant of Ritek’s motion. On January 29, 2004, Pretec filed a motion for summary judgment of non-infringement. Memorex filed a motion to join in Pretec’s summary judgment motion on January 30, 2004. The Court has taken these motions under submission.

      On or about June 9, 2003, we received written notice from Infineon Technologies AG, or Infineon, that it believes we have infringed Infineon’s U.S. Patent No. 5,726,601, or the ’601 patent. We contend that we have not infringed any valid claim of the ’601 patent. On June 24, 2003, we filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity in the United States District Court for the Northern District of California. In the suit, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ, we are seeking a declaration that we have not infringed the ’601 patent and that the patent is invalid. On October 6, 2003, Infineon filed an answer to our complaint and counterclaim for alleged patent infringement. By its answer and counterclaim, Infineon: (i) denied that we are entitled to the declaration sought by our complaint; (ii) requested that we be adjudged to have infringed, actively induced and/or contributed to the infringement of the ’601 patent and another patent — U.S. Patent No. 4,841,222, or the ’222 patent, willfully and deliberately; and (iii) sought damages, attorneys’ fees, and an injunction against us from making, using, selling, offering for sale, and/or importing any product that infringes upon the rights secured by the ’601 and ’222 patents. Later on October 6, 2003, Infineon filed an amended answer and counterclaim, which includes the same substantive allegations of infringement that are found in its original answer and counterclaim. On October 27, 2003, we filed a reply to Infineon’s counterclaims, wherein we denied that we infringe the asserted patents, and denied that Infineon is entitled to any relief in the action. Discovery has commenced. On January 13, 2004, Infineon informed us that it desires to file an amended counterclaim that would omit claims under the ’222 patent, leaving only the ’601 patent in the suit. Infineon has requested that we consent to allow it to file the proposed amendment. We have informed Infineon that we will consider its request for consent.

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

      On February 20, 2004 we and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al. alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Executive Officers of the Registrant

      Our executive officers, who are elected by and serve at the discretion of the Board of Directors, are as follows (all ages are as of March 1, 2004):

Name	Age	Position

Dr. Eli Harari	58	President, Chief Executive Officer and Director
Sanjay Mehrotra	45	Executive Vice President and Chief Operating Officer
Nelson Chan	42	Senior Vice President and General Manager, Retail Business Unit
Michael Gray	47	Chief Financial Officer, Senior Vice President Finance and Administration

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

      Mr. Sanjay Mehrotra co-founded SanDisk in 1988 and has served as our Vice President of Engineering, Vice President of Product Development, Director of Memory Design, and Product Engineering. He is currently Executive Vice President and Chief Operating Officer. He has more than 24 years of experience in the non-volatile semiconductor memory industry including engineering and engineering management positions at Intel Corporation, Seeq Technology, Integrated Device Technology and Atmel Corporation. Mr. Mehrotra earned B.S. and M.S. degrees in electrical engineering and computer sciences from the University of California, Berkeley. He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems.

      Mr. Nelson Chan brings more than 20 years of high-technology marketing and engineering experience and has served as our Vice President of Marketing and Senior Vice President, Worldwide Sales and Marketing. He is currently Senior Vice President and General Manager, Retail Business Unit. Prior to joining us in 1992, Mr. Chan held marketing and engineering positions at Chips and Technologies, Signetics, and Delco Electronics. Mr. Chan was one of the principal organizers of the CompactFlash Association (CFA) and the MultiMediaCard Association (MMCA). He is an officer and board member of the CFA and a board member of the MMCA. He holds a B.S. in Electrical and Computer Engineering from the University of California, Santa Barbara and an M.B.A. from Santa Clara University.

      Mr. Michael Gray joined us in 1995 as Director of Finance, was promoted to Vice President of Finance in 1999 and to Senior Vice President Finance and Administration and Chief Financial Officer in 2002. During his tenure with us, his responsibilities have included managing the financial planning and analysis, treasury, SEC reporting, corporate accounting services, investor relations, cost accounting, insurance and tax functions. Mr. Gray was also actively involved in our initial public offering, three secondary offerings and our convertible note offering. Mr. Gray has more than 25 years of financial management experience with high technology companies and previously worked at Consilium, Inc., ASK Computer Systems, Inc., and Signetics Corp. Mr. Gray holds an M.B.A. from the University of Santa Clara and a B.S. in finance from the University of Illinois.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Price of Our Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol “SNDK”. Our initial public offering of common stock occurred on November 8, 1995 at an initial price to the public of $10.00 per share. On January 26, 2000, our board of directors approved a 2-for-1 stock split, in the form of a 100% stock dividend, payable to stockholders of record as of February 8, 2000. The dividend was paid and the split was effected on February 22, 2000. On January 20, 2004, our board of directors approved a 2-for-1 stock split, in the form of a 100% stock dividend, payable to stockholders of record as of February 3, 2004. The dividend was paid and the split was effected on February 18, 2004. The following table lists the high and low sales prices for each quarter during the last two fiscal years. Shares, share price, per share amounts, common stock at par value and capital in excess of par value have been restated to reflect the effect of these stock splits for all periods presented.

	High	Low

Fiscal year 2002
First quarter	$11.11	$6.22
Second quarter	$11.70	$4.80
Third quarter	$9.05	$5.53
Fourth quarter	$14.60	$6.00
Fiscal year 2003
First quarter	$12.20	$7.39
Second quarter	$20.73	$8.21
Third quarter	$34.08	$19.00
Fourth quarter	$43.15	$26.60

      As of March 1, 2004, we had approximately 336 stockholders of record. We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business.

      On December 24, 2001, we sold to two qualified institutional buyers, Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, $125.0 million principal amount of 4 1/2% Convertible Subordinated Notes due 2006, or the Notes, and on January 10, 2002, the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes. These initial purchasers received a commission from the sale of the Notes of an aggregate of $3.8 million. The Notes were resold by the initial purchasers to “qualified institutional buyers” pursuant to Rule 144A of the Securities Act of 1933, as amended and were not, when issued, of the same class as securities listed on a national securities exchange or quoted on Nasdaq. The Notes are convertible at the option of the holders into our common stock at a conversion rate of approximately $9.22 per share, which is equal to a conversion rate of approximately 108.5070 shares of common stock per $1,000 principal amount of Notes. The Notes are redeemable by us at any time on or after November 17, 2004 at specified prices. While the Notes are outstanding, we will have debt service obligations on the Notes of approximately $6.8 million per year in interest payments.

      On September 30, 2003, we closed the sale and issuance of 15,992,000 shares of our common stock at a price to the public of $32.63 per share, yielding net proceeds to us of approximately $504.8 million. In addition, on October 8, 2003, we closed the issuance and sale of 532,162 shares of our common stock pursuant to the underwriters’ partial exercise of their over-allotment option related to the offering, yielding net proceeds to us of approximately $16.8 million.

Item 6:     Sandisk Corporation Selected Financial Data

	Year Ended

	December 28,	December 29,	December 30,	December 31,	January 2,
	2003(1)	2002(2)	2001(3)	2000(4)	2000

		(In thousands, except per share data)
Revenues
Product	$982,341	$492,900	$316,867	$526,359	$205,770
License and royalty	97,460	48,373	49,434	75,453	41,220

Total revenues	1,079,801	541,273	366,301	601,812	246,990
Cost of revenues	641,189	352,452	392,293	357,017	152,143

Gross profits (losses)	438,612	188,821	(25,992)	244,795	94,847
Operating income (loss)	257,038	58,151	(152,990)	124,666	30,085
Net income (loss)	$168,859	$36,240	$(297,944)	$298,672	$26,550
Net income (loss) per share
Basic	$1.17	$0.27	$(2.19)	$2.24	$0.24
Diluted	$1.02	$0.26	$(2.19)	$2.06	$0.22
Shares used in per share calculations
Basic	144,781	137,610	136,296	133,722	111,668
Diluted	171,616	142,460	136,296	145,302	122,866

	At

	December 28,	December 29,	December 30,	December 31,	January 2,
	2003	2002	2001	2000	2000

Working capital	$1,378,070	$584,450	$419,289	$525,950	$482,793
Total assets	2,023,514	973,579	934,261	1,107,907	657,724
Long-term convertible subordinated notes	150,000	150,000	125,000	—	—
Total stockholders’ equity	1,500,688	627,720	675,379	863,058	572,127

(1)	Includes a loss of approximately $18.3 million, or $12.8 million net of tax, as a result of the fraudulent sale of approximately 127.8 million shares of UMC stock and the misappropriation of the proceeds, by an employee of our law firm in Taiwan, a gain of approximately $7.0 million, or $4.9 million net of tax, related to the sale of 35 million shares of our UMC investment, write-downs related to the recoverability of wafer credits of $3.9 million, or $2.7 million net of tax, and an adjustment to the fair value of the Tower warrant of $0.6 million, or $0.5 million net of tax.

(2)	Includes other-than-temporary impairment charges of $14.4 million, or $8.7 million net of tax, write-downs related to the recoverability of wafer credits of $2.8 million, or $1.8 million net of tax, and an adjustment to the fair value of the warrant of $0.7 million, or $0.5 million net of tax.

(3)	Includes other-than-temporary impairment charges of $302.3 million, or $188.1 million net of tax and restructuring charges of $8.5 million or $6.7 million net of tax.

(4)	Includes gain on investment of UMC of $344.2 million, or $203.9 million net of tax.

      See the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SANDISK CORPORATION

SUPPLEMENTARY QUARTERLY DATA

(Unaudited. In thousands, except per share data)

	Quarters Ended

	March 30	June 29	September 28	December 28

2003
Revenues
Product	$155,448	$214,044	$259,446	$353,403
License and royalty	19,032	20,582	21,954	35,892

Total revenues	174,480	234,626	281,400	389,295
Gross profits	71,591	88,772	113,635	164,614
Operating income	34,686	46,659	66,803	108,890
Net income*	24,925	41,326	14,770	87,838
Net income per share
Basic†	$0.18	$0.30	$0.11	$0.55
Diluted†	$0.17	$0.26	$0.09	$0.47

	Quarters Ended

	March 31	June 30	September 29	December 29

2002
Revenues
Product	$86,459	$115,677	$132,050	$158,714
License and royalty	6,160	12,021	9,078	21,114

Total revenues	92,619	127,698	141,128	179,828
Gross profits	11,220	43,314	54,341	79,946
Operating income (loss)	(17,044)	10,633	21,912	42,650
Net income (loss)**	(3,734)	9,040	11,324	19,610
Net income (loss) per share
Basic†	$(0.03)	$0.07	$0.08	$0.14
Diluted†	$(0.03)	$0.07	$0.08	$0.13

*	In the first quarter of 2003, we recognized a loss of $4.5 million on the other-than-temporary decline in the fair value of our investment in Divio. In the third quarter of 2003, we recognized a gain of $4.3 million on the sale of our investment in Divio. In the first, second and third quarters of 2003, we recognized losses totaling $3.9 million for write-downs related to the recoverability of our Tower prepaid wafer credits and adjustments in the fair value of our Tower warrant. In the third quarter of 2003, we suffered a loss of approximately $18.3 million as a result of the fraudulent sale of approximately 127.8 million shares of UMC stock owned by us and misappropriation of the proceeds, by an employee of our law firm in Taiwan. Also, during the third quarter of 2003, we sold 35 million shares of our UMC investment for a realized gain of approximately $7.0 million.

**	In the third and fourth quarters of 2002, we recognized losses of $0.9 million and $1.8 million, respectively, on other-than-temporary declines in the fair value of our investment in Divio. In the third and fourth quarters of 2002, we recognized losses totaling $15.2 million on the other-than-temporary decline in the market value of our foundry investment in Tower, write-downs related to the recoverability of our prepaid wafer credits and an adjustment in the fair value of our Tower warrant.

†	Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option strike prices.

      See the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. In 2003, approximately 92% of our product sales were attributable to the consumer electronics market, particularly sales of our CompactFlash, or CF card, Secure Digital, or SD card, miniSD, Memory Stick, SmartMedia and xD-Picture card products primarily in digital camera applications and cell phones. Substantial portions of our products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel have immediate request dates, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs and sales levels. We believe sales to the consumer market will continue to represent a substantial majority of our sales, and may even increase as a percentage of our sales in future years. There is an increasing popularity of consumer applications with flash memory, including digital cameras, portable digital music players, cell phones, cell phones that incorporate digital cameras, USB flash drives and PDAs.

      Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, availability of foundry capacity from both captive and non-captive sources, the timing and volume of sell-through by our distributors and retail customers to their customers, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing capacity utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. In the event we are required to increase purchases of flash memory products from non-captive sources due to supply constraints on our captive sources, our product gross margins may be adversely impacted. We have experienced seasonality in the past, and as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become increasingly subject to seasonal increases in the fourth quarter of each year with declines in the first quarter of the following year. See “Factors That May Affect Future Results — Risks Related to Our Business — Our operating results may fluctuate significantly...” and “— Risks Related to Sales of Our Products — There is seasonality in our business...”

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

      We market our products using our direct sales organization, distributors, manufacturers’ representatives, private label partners, OEMs and retailers. In 2003, 2002 and 2001, retail sales accounted for 64%, 64% and 54% of total product revenues, respectively. We expect that sales through the retail channel will continue to comprise a significant portion of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to participants that will have the right to return unsold products. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers. In 2003 and 2002, sales to the OEM and Industrial channels accounted for 36% of total product revenues, compared to 46% in 2001. However, total revenue dollars from our OEM and Industrial channels increased 99% in 2003, compared to 2002.

      Historically, a majority of our sales have been to a limited number of customers. Sales to our top 10 customers accounted for approximately 50%, 48% and 49%, of our product revenues for 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, no single customer accounted for greater than 10% of our total revenues. However, seven of the top ten customers for 2003 were also part of our top ten customers in 2002 and 2001. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers, could harm our business, financial condition and results of operations. See “Factors That May Affect Future Results — Risks Related to Sales of Our Products — Sales to a small number of customers represent a significant portion of our revenues....”

      All of our flash memory products require silicon wafers for the memory components and the controller components, which are included in our flash card products. The substantial majority of our memory wafers are currently manufactured for us by Toshiba Corporation’s, or Toshiba’s, wafer facility at Yokkaichi, Japan, under our joint venture agreement. Additionally, in August 2002, we entered into a seven-year supply agreement with Samsung Electronics Co., Ltd., or Samsung, which extended our existing relationship and allows us to purchase NAND flash memory products from Samsung’s fabrication facilities in South Korea. Our controller wafers are currently manufactured by UMC and Tower. Our business is subject to cyclical patterns as the demand versus supply equation is rarely in balance. In times where supply outpaces demand, we have experienced significant declines in our average selling-prices, as was the case in 2001. In times where demand outpaces supply, average selling prices decline more modestly, as was the case in the latter part of 2002 and throughout 2003. While the changes in average selling prices significantly impact our gross margins, we believe that declines in average selling prices allow for new markets or new applications for flash memory to be created. It is our challenge to reduce our costs through greater efficiencies and in lower technology geometries, whereby our reduction in costs exceed the declines in average selling prices. We anticipate in this environment that our gross margins may still be negatively impacted, however, the new markets and applications may allow for us to increase our revenue levels which in turn will increase our net income. If industry-wide demand for our products is below the industry-wide available supply for prolonged periods, our product prices could decrease faster than our ability to reduce costs resulting in operating losses in the future.

      Under our wafer supply agreements with Toshiba, FlashVision, Samsung, Tower Semiconductor Ltd., or Tower, and UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments. The estimates for the remaining three months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of all of FlashVision’s wafer production. This limits our ability to react to significant fluctuations in demand for our products. If customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers and flash memory products to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers or flash memory products with acceptable prices and/or yields from any foundry, our business, financial condition and results of operations could be harmed.

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

      Export sales are an important part of our business, representing 58%, 51% and 55% of our total revenues in 2003, 2002 and 2001, respectively. Our sales may be impacted by changes in economic or political conditions in our international markets. Economic conditions in our international markets, including Japan, Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. While most of our sales are denominated in U.S. dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could affect our business, financial condition and results of operations. See “Factors That May Affect Future Results — Risks Related to Our International Operations and Changes in Securities Laws and Regulations — Because of our international operations, we must comply with numerous international laws and regulations...”

      For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry or at a new line width geometry. In 2003, 2002 and 2001, we experienced start-up costs of approximately $3.3 million, $6.5 million and $22.0 million, respectively, associated with transition from one technology to another and with the ramping up NAND wafer production at FlashVision in 2002 and 2001. During the start-up phase, the fabrication equipment and operating expenses are applied to a relatively small output of production wafers, making this output very expensive. In the next two to three years, we expect to make substantial new investments in additional fabrication capacity at FlashVision. In February 2004, we committed to loan FlashVision up to approximately $150.4 million to fund additional 200-millimeter fabrication capacity through the end of 2004. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of 2006. Because our funding obligation is denominated in Japanese Yen, the amount of our obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date.

      In December 2003, we and Toshiba announced our intention to, and are currently in discussions regarding, cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. As under the current FlashVision joint venture, we would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba would construct the Fab 3 building, depreciation of the Fab 3 building would be a component of the cost to each party of wafers produced by Fab 3, and both parties would provide funds for the manufacturing equipment. Toshiba currently plans to begin construction of the building in the first half of 2004. We may agree that in the event that we and Toshiba do not execute definitive agreements with respect to Fab 3, we will reimburse Toshiba for 50% of certain start-up costs and Fab 3 Co. formation costs incurred by Toshiba and for cancellation fees due under authorized contractor and vendor invoices for orders placed by Toshiba for certain equipment and construction materials for Fab 3 that Toshiba cannot otherwise use, which amounts would be substantial. The total investment in Fab 3, excluding the cost of building construction, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. We and Toshiba have not yet agreed to the terms of this potential new venture. We and Toshiba would share equally in the investment, and we may need to raise additional capital for our portion of the investment. In addition to our initial investment in expansion at Yokkaichi and in Fab 3, if a final agreement for Fab 3 is reached between us and Toshiba, for several quarters we will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the expanded fabrication facility and at Fab 3. Should customer demand for NAND flash products be less than our available supply, we may experience reduced revenues and increased expenses as well as increased inventory of unsold NAND flash wafers, which could harm our operating results. In addition we have not yet, and may never, enter into definitive agreements with Toshiba with respect to the construction and operation of Fab 3 and even if we do not do so, we may remain obligated to reimburse Toshiba for 50% of the cancellation fees described above, which would be substantial.

      To remain competitive, we are focusing on a number of programs to lower manufacturing costs, including the development of future generations of NAND flash memory. There can be no assurance that we will successfully develop such products or processes or that development of such processes will lower manufacturing costs. Moreover in the event of an over supply of flash memory products, we may be unable to efficiently utilize the NAND flash wafer production from FlashVision, which would force us to amortize the fixed costs of the fabrication facility over a reduced wafer output, making these wafers significantly more expensive. See “Factors That May Affect Future Results — Risks Related to Vendors and Subcontractors — We and our manufacturing partners must achieve acceptable wafer manufacturing yields...”

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

      Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the income on these sales is deferred until the retailers or distributors sell the merchandise to the their end customer, or the rights of return expire. At December 28, 2003 and December 29, 2002, deferred income, from sales to distributors and retailers was $90.1 million and $34.8 million, respectively. Estimated product returns are provided for and were not material for any period presented in the condensed consolidated financial statements.

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

      Revenue from patent licensing arrangements is recognized when earned. The timing of revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties. For certain of our licensees, we estimate royalty revenues earned based on our licensees’ preliminary reports, and align actual reported royalty revenues when we receive the final reports. We have received payments under our cross-license agreements, portions of which were recognized as revenue and portions of which were recorded as deferred revenue. Our cross license arrangements, that include a guarantee of access to flash memory supply, were recorded based upon the cash received for the arrangement as we do not have vendor specific objective evidence for the fair value of the intellectual property exchanged or supply guarantees received. Under these arrangements we have recorded the cash received as the total value of goods received and are recognizing the associated revenues over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as we meet certain obligations as provided in the various agreements. At December 28, 2003 and December 29, 2002, deferred revenue from patent license agreements was $34.5 million and $32.1 million, respectively. The cost of revenues associated with patent license and royalty revenues was insignificant for the three years ended December 28, 2003.

      We record reductions to revenue and trade-accounts receivable for customer programs and incentive offerings, including promotions and other volume-based incentives, when revenue is recorded based on estimated requirements. Marketing development programs, when granted, are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program. These incentives generally apply only to our retail customers, which represented which represented 64%, 64% and 54% of our product revenues in 2003, 2002 and 2001, respectively. If market conditions were to decline, we may take actions to increase customer incentive offerings to our retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

      Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due based on our historical experience. All accounts or portions thereof that are deemed to be uncollectible are written off through a charge to the allowance and a credit to accounts receivable. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

      Warranty Costs. The majority of our products are warrantied for periods ranging from one to seven years. A provision for the estimated future cost related to warranty expense is recorded and included in the cost of revenue when revenue is recognized. Our warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates, repair or replacement costs differ adversely from our estimates, increases to our warranty liability would be required.

      Valuation of Financial Instruments. Our short-term investments include investments in marketable equity and debt securities. We also have equity investments in, UMC of $17.5 million and Tower of $58.7 million, as of December 28, 2003. In determining if and when a decline in market value below amortized cost of these investments is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. In 2003, no declines of an other-than-temporary nature were recorded for these marketable equity investments and a gain was recorded as an adjustment to the fair value of the Tower warrant of approximately $0.6 million as determined using a Black-Scholes option-pricing model at December 28, 2003. No adjustment was recorded related to an other-than-temporary decline of our equity investment, as there was an unrealized pre-tax gain of approximately $31.4 million recorded as a component of our accumulated other comprehensive income on our consolidated balance sheet. In 2002, the market value of our investment in Tower declined significantly. As a result, we recognized losses totaling $11.6 million related to the other-than-temporary decline of our equity investment, and an adjustment to the fair value of the warrant purchased during 2002 of $0.7 million as determined using a Black-Scholes option pricing model. If the fair value of the Tower and UMC investments decline further, it may be necessary to record additional losses. See Note 8 in the Consolidated Financial Statements.

      Inventories and Inventory Valuation. We write down our inventory to a new basis for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      Deferred Tax Assets. At December 28, 2003, based on the weight of all available evidence, we carried no remaining valuation allowance on the net deferred tax assets. During 2003 we reversed a portion of the valuation allowance that benefited the current year’s tax provision. The remaining portion of the valuation allowance, primarily associated with unrealized capital loss on our investment and prior year stock option deductions, was recognized into the current year’s accumulated other comprehensive income (loss) and stockholders’ equity. At December 29, 2002, we had provided a full valuation allowance against the net deferred tax assets of approximately $66.4 million. We provide a valuation allowance against deferred tax assets if it is more likely than not that such an amount will not be realized.

Results of Operations

      We operate in one business segment, flash memory products. Our products are sold worldwide. In the United States and foreign countries our products are sold through direct, OEM, reseller, and distributor channels. Our chief decision-maker, our President and Chief Executive Officer, evaluates our performance based on total results. Revenue is evaluated based on geographic region and product category. Separate financial information is not available by product category with respect to asset allocation, expense allocation, or profitability.

      Product Revenues. In 2003, our product revenues were $982.3 million up from $492.9 in 2002. The increase was primarily the result of higher unit volumes and higher average card capacities within our target markets. The largest revenue generators for 2003 included SD card, CF card, Memory Stick and miniSD card, which collectively represented an increase of 152% in units sold. While demand outpaced supply in the industry during fiscal 2003, our average-selling price per megabyte decreased approximately 40% when compared to 2002. In the fourth quarter of 2003 as compared to the fourth quarter of 2002, our average selling prices per megabyte declined 36%.

      In 2002, our product revenues were $492.9 million, up $176.0 million or 56% from $316.9 million in 2001. The increase in product revenues was primarily due of higher unit volumes and higher average card capacities within our target markets. In fiscal 2002, the largest unit volume and revenue increases came from our CF card, SD card, Memory Stick, and FlashDisk products, compared to the prior year. In 2002, total flash memory units sold increased approximately 73% compared to 2001. In 2002, due to competitive pricing pressures, our average selling price per megabyte declined by approximately 50% when compared to 2001. In the fourth quarter of 2002, compared to the fourth quarter of 2001, our average selling prices per megabyte declined 31%.

      Our backlog as of December 28, 2003 was $78.7 million, compared to $31.7 million in 2002. This increase in backlog was primarily due to higher bookings in all markets. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellations, backlog is not necessarily an accurate indication of future revenue. See “Factors That May Affect Future Results — Risks Related to Our Business — Our operating results may fluctuate significantly....” and “— Risks Related to Sales of Our Products — There is seasonality in our business....”

      In fiscal 2003 and 2002, OEM/industrial distribution sales represented 36% of our product revenues, compared to 46% in 2001. Retail revenues, which are typically booked and shipped in the same quarter, were 64% of our product revenues in both 2003 and 2002, compared to 54% in 2001. We expect sales to the retail channel to continue to represent a significant portion of our revenues in 2004 and beyond.

      License and Royalty Revenues. We currently earn patent license fees and royalties under several cross-license agreements. License and royalty revenues from patent cross-license agreements were $97.5 million in 2003 compared to $48.4 million in 2002 and $49.4 million in 2001. The increase in license and royalty revenues between 2003 and 2002 was primarily the result of increased royalty bearing sales during the year. The decrease in license and royalty revenues between 2002 and 2001 was primarily due to lower patent royalties from lower royalty bearing sales by some of our licensees resulting in decreased patent license revenues recognized. Revenues from licenses and royalties were 9% of total revenues in 2003 and 2002, and 13% in 2001. Our revenue from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this revenue comes from royalties based on the actual sales by our licensees.

      Gross Profits (Losses). In fiscal 2003, gross profits increased $249.8 million or 132% representing an overall gross margin of 41% for the year. Product gross margins were 35% in 2003 up from 29% in fiscal 2002. The increase in product gross margins and product gross profits was the result of the fairly stable pricing environment particularly in the second half of 2003 resulting from constrained supply and lower manufacturing costs, coupled with higher unit sales volumes which were partially offset by FlashVision start-up and tool relocation costs. In addition, margins and profits were favorably impacted by the increase in units and megabytes sold in 2003 resulting in improved economies of scale. Our higher mix of more cost effective multi level cell, or MLC, chips along with our transition to .13 micron technology in the second half of 2003 also favorably impacted our margins and gross profits. In addition, during fiscal 2003, we sold approximately $16.2 million of inventory that had been fully written off in prior periods, which favorably impacted gross margins by less than 2% for fiscal 2003.

      In fiscal 2002, gross profits were $188.8 million, or 35% of total revenues compared to negative $26.0 million, or negative 7% of total revenues in 2001. Product gross margins were 29% in 2002 compared to a negative 24% in 2001. The increase in product gross margin and gross profits in 2002 was due to a combination of factors, including relatively more stable pricing conditions within our industry in 2002 than in 2001, lower production costs due to a higher mix of more cost effective MLC chips, significantly lower overhead expenses due to our restructuring activities in 2001 and improved economies of scale due to the growth in unit volumes across our major product lines. In addition, we sold approximately $11.9 million worth of NOR inventory that had been fully written off as excess or obsolete in previous periods.

      Research and Development. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses increased to $84.2 million in 2003 up from $63.2 million in 2002 and up from $58.9 million in 2001. As a percentage of revenues, research and development expenses were 8% in 2003, 12% in 2002 and 16% in 2001. In 2003, our absolute dollar increase in research and development was primarily due to $12.0 million increase in salaries and payroll related expenses as overall headcount in this area increased from 204 to 283 for continuing product introductions and enhancements. In 2002, the absolute dollar increase in research and development expenses was primarily due to a $2.7 million increase in salaries and payroll-related expenses associated with increased personnel.

      Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses such as independent manufacturer’s representative commissions, advertising and tradeshow expenses. Sales and marketing expenses increased to $66.3 million in 2003 from $40.4 million and $42.6 million in 2002 and 2001, respectively. The increase in sales and marketing expenses for 2003 was primarily due to increased salary and commission expenses as a result of increased revenues during the year. The decrease in sales and marketing expenses in 2002 from 2001, was due primarily to decreased co-op advertising expenses of $7.0 million, which as of the beginning of fiscal 2002 were offset against revenue per applicable accounting literature, partially offset by an increase in commissions of $4.3 million related to higher product revenues. If we had been required to retroactively apply the same accounting treatment of recording these co-op advertising expenses as offsets to revenue per new accounting literature prior to our fiscal year 2002, we estimate that selling and marketing expenses would have been reduced by approximately $5.2 million for 2001. We expect sales and marketing expenses to increase in absolute dollars as sales of our products grow and as we continue to develop the retail channel and brand awareness for our products.

      General and Administrative. General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and other administrative functions. General and administrative expenses were $31.1 million in 2003 compared to $27.1 million in 2002 and $17.0 million in 2001. The increase in general and administration expenses is primarily the result of increased headcount resulting in higher total salaries and payroll related expenses of $7.6 million, partially offset by lower legal and IP related expenses during the year of $2.3 million. The increase in 2002 from 2001 was due primarily to an increase in legal fees of $6.6 million, increased payroll-related expenses of $5.0 million and an increase of $1.3 million in allowance for doubtful accounts associated with higher trade accounts receivable balances from increased revenues. General and administrative expenses represented 3% of total revenues in 2003 and 5% of total revenues in 2002 and 2001. General and administrative expenses could increase in the future if we pursue litigation to defend our patent portfolio and grow our infrastructure to support our growth. General and administrative expense may also increase as a result of on-going efforts to comply with the Sarbanes-Oxley Act of 2002. See “Factors That May Affect Future Results — Risks Related to Our Intellectual Property — We may be unable to license intellectual property to or from third parties....”

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

      As of January 2003, we have subleased a portion of our warehouse building in San Jose, California. Given the current real estate market conditions in the San Jose area, we do not expect to be able to sublease the remainder of this building before the end of 2004. Any sublease income will be offset against the balance of the lease commitment restructuring charge recorded in the third quarter of 2001.

      Of the $8.5 million restructuring charge, cash payments of $0.8 million and $1.1 million were paid in 2001 and 2002 respectively. After writing off certain non-cash charges related to abandoned excess equipment, accruals of $0.2 million remain as of December 28, 2003, related to amounts to be paid out for excess facility lease charges, net of facility sub-lease income, over the respective lease terms.

      The following table summarizes our restructuring activities from the inception of our plan through the end of 2002:

		Workforce	Lease
	Equipment	Reduction	Commitments	Total

		(In thousands)
Restructuring Charge	$6,383	$1,094	$1,033	$8,510
Non-cash charges	(6,027)	—	—	(6,027)
Cash payments	—	(805)	—	(805)

Accrual balance, December 30, 2001	356	289	1,033	1,678
Non-cash charges	(17)	—	—	(17)
Adjustments	(339)	321	18	—
Cash payments	—	(610)	(471)	(1,081)

Accrual balance, December 29, 2002	—	—	580	580
Non-cash charges	—	—	—	—
Adjustments	—	—	223	223
Cash payments	—	—	(615)	(615)

Accrual balance, December 28, 2003	$—	$—	$188	$188

      Equity in Income of Joint Venture. In 2003, 2002 and 2001, equity in income of joint ventures was $0.2 million, $0.9 million and $2.1 million and included our share of net income from our FlashVision joint venture and losses from our Digital Portal Inc., or DPI, joint venture. Under the equity method of accounting, our share of losses were deducted from our DPI investment account and therefore, as of December 29, 2002 there was no value related to DPI on our consolidated balance sheet. Our DPI investment was sold in December 2003 with minimal gain realized.

      Interest Income/ Expense. Interest income was $8.9 million in 2003, compared to $8.7 million in 2002 and $12.4 million in 2001. The slight increase in interest income was due to higher average cash balances during 2003 over 2002. In September, we completed a follow-on public offering raising over $500 million in cash. In addition, during 2003 we generated over $270 million in cash from operating activities. Lower average interest rates over the course of the year offset our higher average cash balances. The decrease in interest income in 2002 compared to 2001 was primarily due to reductions in market interest rates. In 2004, we expect interest expense to be consistent with 2003 and interest income to increase slightly as compared to 2003 as a result of a full year of increased cash balances related to our secondary offering and cash from operating activities.

      Gain (Loss) on Investment in Foundries. In 2003, we sold 35 million shares of UMC stock, recognized a gain of approximately $7.0 million and recorded a $0.6 million increase in fair value our Tower warrant as determined using a Black-Scholes option pricing model. During 2003, we recognized a write-down of $3.9 million related to the recoverability of our Tower prepaid wafer credits, which at December 28, 2003 were valued at $1.3 million. We periodically assess the value of the warrant, our Tower ordinary shares and our prepaid wafer credits and adjust the value as necessary. In future periods, if we sell shares that we own in either UMC or Tower, we may recognize a gain or loss due to fluctuations in the market value of these stocks. During 2002, the value of our Tower investment and wafer credits had declined to $27.3 million. Losses totaling $15.2 million, or $9.4 million net of tax, were recorded in 2002, comprised of a $11.6 million related to the other-than-temporary decline of our equity investment, a $0.7 million adjustment to the fair value of the warrant purchased during 2002 as determined using a Black-Scholes option pricing model, and a $2.8 million write down in the value of wafer credits. At December 30, 2001, the value of our Tower investment and wafer credits had declined to $16.6 million. We recorded an other-than-temporary loss of $20.6 million, which included the write-off of wafer credits received in 2001. In addition, we recorded a loss of $5.5 million on our exchange of 75% of our Tower wafer credits for 1,284,007 Tower ordinary shares at $12.75 per share. These losses totaled $26.1 million, or $15.8 million net of tax benefit in 2001. In both 2002 and 2001, Tower losses were recorded in loss on investment in foundry. If the fair value of our Tower investment declines further, it may be necessary to record additional losses.

      In 2001, we determined that our investment in UMC had sustained a substantial decline in its value as defined by generally accepted accounting principles. The value of our investment in UMC had declined to $194.9 million at December 30, 2001. We recorded a loss of $275.8 million on our UMC investment in 2001, or $166.9 million net of taxes. At December 29, 2002, the market value of the available-for-sale portion of our UMC investment had declined $6.6 million, before tax, below its adjusted cost of $112.0 million, and this unrealized loss of approximately $6.6 million was included in accumulated other comprehensive income (loss) on our consolidated balance sheet as this unrealized loss was deemed to be temporary. If the fair value of our UMC investment declines further, it may be necessary to record additional losses. In addition, in future periods, if our UMC shares are sold, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock.

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

      As a result of the unauthorized sales of UMC shares and our sale of 35 million UMC shares, our current holdings in UMC decreased to approximately 20.6 million shares. Accordingly, we recognized a loss of approximately $18.3 million in accordance with SFAS No. 5 related to the stolen shares and recognized a gain of $7.0 million related to the sale of the 35 million shares in our consolidated statements of income for 2003. Pursuant to a Settlement and General Release Agreement, or Settlement Agreement, entered into between us,

Lee and Li and certain Lee and Li personnel, the cash payment received by us of $20.0 million on November 14, 2003, as well as, promises to pay, exclusive of interest, of $45.0 million over four years have been classified on our consolidated balance sheet as a short-term other receivable of $11.3 million and a long-term other receivable of $33.7 million at December 28, 2003. The promises to pay are secured by irrevocable standby letters of credit. We believe the credit for future professional services and payments of future charitable contributions on our behalf in the amount of $18.3 million payable over 18 years, which are an element of our Settlement Agreement, have no value, as there is no reasonable assurance of realization. Accordingly, we have charged to earnings these amounts as a loss on unauthorized sale of UMC shares. Related to the recorded loss, we recognized a tax benefit in the third quarter of approximately $7.0 million, and we also recognized a charge to our tax provision of approximately $24.4 million resulting from the reversal of a tax benefit recognized in prior periods associated with the stolen UMC shares. If we realize any additional recovery, a gain will be realized in the period of recovery.

      Gain (Loss) on Equity Investment. During 2003, our investment in Divio was sold to ESS Technology. The net result of this sale was a net realized loss of approximately $0.2 million. In 2002, we recognized an impairment charge on the decline in the value of our investment in Divio of $2.7 million, or $1.7 million net of tax, in accordance with Statement of Financial Accounting Standards No. 115.

      Other Income (Loss), Net. Other income (loss), net was ($2.7) million in 2003 compared to ($3.1) million in 2002 and ($1.0) million in 2001. The losses in 2003, 2002 and 2001 were primarily due to foreign currency transaction losses on our Yen denominated assets.

      Provision for (Benefit from) Income Taxes. Our 2003 effective tax provision rate was approximately 30%, while our 2002 and 2001 effective tax provision (benefit) rates were approximately 9% and (33%), respectively. Our 2003 tax rate differs from the statutory rate primarily due to state taxes, a non-cash reversal of the tax benefit we recognized in 2001 and 2002 related to the unrealized gain in our UMC shares that were subsequently both voluntarily and fraudulently sold in 2003, and to the benefit provided by our reversal of approximately $47 million of the valuation allowance we carried against certain net deferred tax assets at the end of fiscal 2002. Our 2002 tax rate was significantly lower than the statutory rate due to the utilization of previously unbenefited net operating losses and a reduction of the valuation allowance due to the increase in the unrealized gain on our investment in UMC. Our future tax rate may be impacted by state taxes, and our ability to realize certain capital losses and tax credit carryforwards.

Liquidity and Capital Resources

     Cash Flows

      At December 28, 2003, we had working capital of $1.4 billion, which included $734.5 million in cash and cash equivalents and $528.1 million in unrestricted short-term investments, excluding our investments in UMC and Tower.

      Operating activities for 2003 provided $270.4 million of cash, primarily due to net income of $168.9 million; plus non-cash charges, primarily depreciation and amortization of $23.0 million, loss on unauthorized sale of UMC shares of $18.3 million, a $51.3 million increase in accounts payable, a $57.7 million increase in deferred income on shipments to distributors and retailers and deferred revenue, a $29.1 million increase in liabilities due to related parties, a $26.2 million increase in income taxes payable and an increase in accrued payroll and related expenses of $16.5 million. These were partially offset by increases of $104.6 million in accounts receivable, $28.3 million in inventory, $4.1 million in deposits and other current assets and an increase of $1.6 million in our investment in FlashVision. Cash provided by operations was $105.6 million in 2002, and cash used by operations was $72.1 million in 2001.

      Net cash used in investing activities was $333.6 million in 2003. Purchases, net of proceeds from short term investments of $293.0 million, $54.0 million of capital equipment and technology license purchases and $11.0 million paid to Tower for the fifth milestone payment during fiscal 2003 were partially offset by $4.4 million in net proceeds from the sale of our 1.8 million Divio, Inc. shares, and proceeds of $21.6 million from the sale of 35 million of our UMC shares. Net cash used in investing activities was $104.3 million in 2002 and net cash provided in investing activities was $25.1 million in 2001.

      Net cash provided by financing activities was $576.9 million 2003, which included $521.6 million in net proceeds from the issuance of common stock in our September 2003 follow-on offering, and $55.3 million from the sale of common stock through our stock option and employee stock purchase plans. Financing activities provided cash of $29.9 million in 2002 and $130.2 million in 2001.

      Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or wafer fabrication foundry capacity to support our business in the future. We may also invest in or acquire other companies’ product lines or assets. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our collaboration with Toshiba for the joint development of 90 nanometer and 70 nanometer NAND flash memory. We plan to fund our short-term operations from our current cash and short-term investment balances and cash generated from operations. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next twelve months. We are currently in discussions with Toshiba regarding cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. The total investment in Fab 3, excluding the cost of building construction, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. We and Toshiba have not yet agreed to the terms of this potential new venture. We and Toshiba will share equally in the investment, and we may need to raise additional capital for our portion of the investment. However, if demand for our products declines and we are required to purchase more wafers than we need due to our FlashVison joint venture commitments and our other supply arrangements, we may not be able to generate enough cash from our operations and will have to rely solely on our current cash and short-term investment balances to fund our operating activities.

     Convertible Subordinated Notes

      On December 24, 2001, we completed a private placement of $125.0 million of 4 1/2% Convertible Subordinated Notes due 2006, or Notes, and on January 10, 2002, the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes, for which we received net proceeds of approximately $145.9 million. Based on the aggregate principal amount at maturity of $150.0 million, the Notes provide for semi-annual interest payments of $3.4 million each on May 15 and November 15. The Notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 108.507 shares per $1,000 principal amount of the Notes, subject to adjustment in certain events. At anytime on or after November 17, 2004, we may redeem the notes in whole or in part at a specified percentage of the principal amount plus accrued interest. The debt issuance costs are being amortized over the term of the Notes using the interest method. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and obtain other long-term debt and lines of credit. We may incur substantial additional indebtedness in the future. There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

     Investment in UMC

      In January 2000, the USIC foundry was merged into its UMC parent company. In exchange for our USIC shares, we received 111 million UMC shares. All of the UMC shares we received as a result of the merger were subject to trading restrictions imposed by UMC and the Taiwan Stock Exchange. As of January 2004, all trading restrictions have been released on the shares currently held by us. We also received 7.1 million, 23.0 million, 20.0 million and 22.2 million shares as stock dividends from UMC in 2003, 2002, 2001 and 2000, respectively. During the third quarter of 2003, we sold 35 million of our UMC shares for gross proceeds of approximately $30 million. Also during the third quarter, we suffered a loss of $18.3 million as a result of the fraudulent sale and misappropriation of proceeds of 127.8 million UMC shares owned by us. As a result of the unauthorized sales of UMC shares and our sale of 35 million UMC shares, our current holdings in UMC decreased to approximately 20.6 million shares. Accordingly, we have reduced our UMC investment in foundries as shown in the consolidated balance sheet to $17.5 million at December 28, 2003. In addition, we recognized a loss of approximately $18.3 million in accordance with SFAS No. 5 related to the stolen shares and recognized a gain of $7.0 million related to the sale of the 35 million shares in our consolidated statements of income for the year ended December 28, 2003. Pursuant to the Settlement Agreement entered into between us, Lee and Li and certain Lee and Li personnel, we received a cash payment of $20.0 million on November 14, 2003, as well as, promises to pay, exclusive of interest, of $45.0 million over four years. The promises to pay have been classified on our consolidated balance sheet as a short-term other current asset of $11.3 million and a long-term other asset of $33.7 million at December 28, 2003. The promises to pay are secured by irrevocable standby letters of credit. We believe the credit for future professional services and payments of future charitable contributions on our behalf in the amount of $18.3 million payable over 18 years, which are an element of our Settlement Agreement, have no value, as there is no reasonable assurance of realization. Accordingly, we have charged to earnings these amounts as a loss on unauthorized sale of UMC shares. Related to the recorded loss, we recognized a tax benefit in the third quarter of approximately $7.0 million, and we also recognized a charge to our tax provision of approximately $24.4 million resulting from the reversal of a tax benefit recognized in prior periods associated with the stolen UMC shares. If we realize any additional recovery, a gain will be realized in the period of recovery. UMC’s share price increased to New Taiwan dollars, or NT$, of NT$29.00 at December 28, 2003, from a stock dividend adjusted price of NT$21.34 at December 29, 2002. As a result, our remaining investment, which is classified as available-for-sale in accordance with SFAS No. 115 includes an unrealized gain of approximately $4.7 million, inclusive of related tax expense of $0.6 million, recorded as a component of accumulated comprehensive income on our consolidated balance sheet. If the fair value of the remaining 20.6 million UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, there may be a gain or loss if the UMC shares are sold, due to fluctuations in the market value of UMC’s stock.

     Investment in FlashVision Joint Venture

      In June 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit, 1 gigabit and 2 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, we and Toshiba formed FlashVision, a joint venture, to equip and operate a silicon wafer manufacturing line at Toshiba’s Dominion Semiconductor facility in Manassas, Virginia. In April 2002, we and Toshiba consolidated FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank, N.V. and in April 2002 repaid all amounts outstanding. FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho and other financial institutions. Under the terms of this lease, Toshiba guaranteed these commitments on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of December 28, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $125.5 million.

      The terms of the FlashVision joint venture contractually obligate us to purchase half of FlashVision’s NAND wafer production output. We also have the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of our foundry agreement with Toshiba, we must provide Toshiba with a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under this arrangement relating to the first three months of the six-month forecast are binding, at market prices and cannot be cancelled. At December 28, 2003, approximately $36.0 million of non-cancelable purchase orders for flash memory wafers from Toshiba and FlashVision were outstanding. In addition, as a part of the joint venture agreement, we are required to fund certain research and development expenses related to the development of advanced NAND flash memory technologies. As of December 28, 2003, we had accrued liabilities related to those expenses of $11.8 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of our revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred.

      Given the current apparent acceleration in global demand for flash memory wafers and assuming that the markets for our products continue their current growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from all of our current sources. In that case, we may need to secure substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithography. Accordingly, we and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. We and Toshiba plan to substantially expand and increase Yokkaichi’s 200 mm Flash memory wafer output in 2004 and 2005. The capacity expansion will be partially funded through FlashVision internally generated funds, as well as through substantial additional investments by Toshiba and SanDisk. In February 2004, we committed to loan FlashVision up to approximately $150.4 million to fund additional 200-millimeter fabrication capacity through the end of fiscal 2004. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of 2006. Because our funding obligation is denominated in Japanese Yen, the amount of our obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date.

      In December 2003, we and Toshiba announced our intention to, and are currently in discussions regarding, cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. As under the current FlashVision joint venture, we would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba would construct the Fab 3 building, depreciation of the Fab 3 building would be a component of the cost to each party of wafers produced by Fab 3, and both parties would provide funds for the manufacturing equipment. Toshiba currently plans to begin construction of the building in the first half of 2004. We may agree that in the event that we and Toshiba do not execute definitive agreements with respect to Fab 3, we will reimburse Toshiba for 50% of certain start-up costs and Fab 3 Co. formation costs incurred by Toshiba and for cancellation fees due under authorized contractor and vendor invoices for orders placed by Toshiba for certain equipment and construction materials for Fab 3 that Toshiba cannot otherwise use, which amounts would be substantial. The total investment in Fab 3, excluding the cost of building construction, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. We and Toshiba would share equally in the investment, and we may need to raise additional capital for our portion of the investment. In addition to our initial investment in expansion at Yokkaichi and in Fab 3, if a final agreement for Fab 3 is reached between us and Toshiba, for several quarters we will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the expanded fabrication facility and at Fab 3.

     Investment in Tower

      In July 2000, we entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of December 28, 2003, we had invested $79.0 million in Tower and obtained 8,313,638 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313

Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 8,313,638 Tower ordinary shares represented an approximate 16% equity ownership position in Tower as of December 28, 2003. In fiscal 2003 we recorded write-downs to the value of the wafer credits of $3.9 million and utilized approximately $0.7 million of these wafer credits to purchase controller wafers from Tower. Also in 2003, we recorded a $0.6 million gain to adjust the book value of the warrant and as of December 28, 2003, we had recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $0.1 million of losses on our warrant to purchase Tower ordinary shares. As of December 28, 2003, our Tower ordinary shares were valued at $58.8 million and included an unrealized gain of $34.0 million, inclusive of related tax expense impact of $2.7 million, recorded as a component of accumulated other comprehensive income, our Tower prepaid wafer credits were valued at $1.4 million and the warrant to purchase Tower ordinary shares was valued at $1.2 million.

      In February 2003, we agreed to amend our foundry investment agreements with Tower and advance the payment of $11.0 million for the fifth and final milestone in two installments, a first installment of approximately $6.6 million and a second installment of approximately $4.4 million, regardless of whether the milestone was met. Tower’s shareholders approved the amendment in May 2003. In November 2003, we agreed to further amend the foundry investment agreements, referred to as the November Amendment, to, among other things, (a) advance the entirety of the remaining fifth milestone payment of $6,718,950, or Payment, (b) defer our use of wafer credits, and (c) extend the lock-up period on our Tower ordinary shares. The November Amendment was approved by Tower’s shareholders in December 2003, following which approval we made the Payment. We received 777,294 Tower ordinary shares at the time we made the Payment and 628,611 Tower ordinary shares in January 2004 upon the closing of Tower’s follow-on public offering, which generated net cash to Tower of approximately $75.2 million and correspondingly reduced our equity ownership position.

      Also under the November Amendment, we agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the date of the November Amendment utilizing wafer credits; however, we will have the option to convert credits we would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15 day average trading price of Tower shares, or ATP, preceding the last day of the relevant quarter. Unconverted credits shall accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, we may convert all of the then remaining Series A-4 Credits into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by us and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than us and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

      The November Amendment also provides that we will not sell our Tower ordinary shares until January 29, 2006, except we may sell 30% of the Tower shares held as of January 29, 2004. In addition, we have extended the date on which we may exercise our demand registration rights until the earlier of (i) December 31, 2005 and (ii) such date that Tower has fulfilled all of its obligations to raise any additional financing pursuant to its facility agreement.

     Other Equity Investments

      In November 2000, we made a strategic investment of $7.2 million in Divio, Inc., or Divio. In 2002, we accounted for this investment under the cost method, and we recorded a decline in the fair value of the investment of $2.7 million. At December 29, 2002, the value of our Divio investment had declined to $4.5 million. During fiscal 2003, Divio was sold to ESS Technology resulting in a net loss from this sale for fiscal 2003 of $0.2 million.

      On August 9, 2000, we entered into a joint venture, Digital Portal Inc., or DPI, with Photo-Me Inc., or PMI, for the manufacture, installation, marketing, and maintenance of self-service, digital photo printing labs, or kiosks, bearing the SanDisk brand name in locations in the United States and Canada. Under the agreement, we invested $2.0 million. In an agreement effective September 30, 2002, we and PMI agreed that we would scale down our kiosk activities and PMI would assume responsibility to finance and direct the future growth of DPI. Under the agreement, we converted approximately $400,000 in receivables due from DPI to equity in DPI, reduced our ownership percentage below 20% and gave up our seat on the DPI board of directors. Under the new agreement, we discontinued our kiosk related activities, are no longer required to make additional equity investments in DPI, guarantee DPI’s equipment leases or otherwise pay any of DPI’s expenses, and furthermore, DPI will no longer use the SanDisk brand name. We have accounted for this investment under the equity method, and in 2002 we recorded a $1.1 million loss as our share of DPI’s losses, which was deducted from the investment account. As of December 28, 2003, this investment had been sold and the related gain on the sale was minimal.

     Contractual Obligations and Off Balance Sheet Arrangements

      The following summarizes our contractual obligations and off balance sheet arrangements at December 28, 2003, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands).

			Less than			5 Years
	Total		1 Year	2 – 3 Years	4 – 5 Years	and Beyond

CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000	(1)	$—	$150,000	$—	$—
Interest payable on convertible subordinated notes	20,250		6,750	13,500	—	—
Operating leases	6,816		3,132	3,684	—	—
FlashVision research and development, fabrication capacity expansion and start-up costs	320,516	(3)(4)	197,344	69,172	54,000
Non-cancelable purchase commitments	141,723	(2)	141,723	—	—	—

Total contractual cash obligations	$639,305		$348,949	$236,356	$54,000	$—

(1)	On January 10, 2002, the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of the Notes.

(2)	FlashVision binding three-month purchase commitments for flash memory wafers are denominated in Japanese Yen, and are subject to fluctuation in exchange rates prior to payment.

(3)	Includes a loan to FlashVision entered into in February 2004.

(4)	Excludes potential Fab 3 FlashVision agreement, as agreement is not final.

		Less than			5 Years
	Total	1 Year	2 – 3 Years	4 – 5 Years	and Beyond

CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$336	$212	$124	$—	$—

Total contractual cash income	$336	$212	$124	$—	$—

As of December 28, 2003

OFF BALANCE SHEET ARRANGEMENTS
Indemnification of FlashVision foundry equipment lease	$125,530

      In June 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit, 1 gigabit and 2 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, we and Toshiba formed FlashVision, a joint venture, to equip and operate a silicon wafer manufacturing line at Toshiba’s Dominion Semiconductor facility in Manassas, Virginia. In April 2002, we and Toshiba restructured our FlashVision joint venture by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. Under the terms of the agreement, Toshiba transferred the FlashVision owned and leased NAND production tool-set from Dominion to Yokkaichi and undertook full responsibility for the equipment transfer and production set up. The FlashVision operation at Yokkaichi continues the joint venture on essentially the same terms as the parties had at Toshiba’s facility in Virginia. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank, N.V. and in April 2002 repaid all amounts outstanding. FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho and other financial institutions. Under the terms of this lease, Toshiba guaranteed these commitments on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. In February 2004, we committed to loan FlashVision up to approximately $150.4 million to fund additional 200-millimeter fabrication capacity through the end of fiscal 2004. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of 2006. Because our funding obligation is denominated in Japanese Yen, the amount of our obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date.

Impact of Currency Exchange Rates

      A portion of our revenues is denominated in Japanese Yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At December 28, 2003, there were no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Impact of Recently Issued Accounting Standards

      In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

      Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

      Among the scope exceptions, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the Interpretation unless one or more of four named conditions exist. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003.

      We have reviewed our investment portfolio to determine whether any of our equity investments are considered variable interest entities. We did not identify any variable interest entities that must be consolidated, but have made any required additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

      In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The effect that the adoption of EITF Issue No. 00-21 did not have a material effect on our Consolidated Financial Statements for the fiscal year ended December 28, 2003.

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

      Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	unpredictable or changing demand for our products;

•	decline in the average selling prices of our products due to competitive pricing pressures;

•	timing of sell through by our distributors and retail customers;

•	seasonality in sales of our products;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, where our principal source of flash memory wafers is located, as well as Taiwan, South Korea, China and the United States;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;

•	availability of sufficient flash memory wafer foundry capacity to meet customer demand;

•	increased purchases of flash memory products from non-captive sources;

•	difficulty of forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash memory wafers, controllers, printed circuit boards and discrete components;

•	write-offs related to obsolescence or devaluation of unsold inventory;

•	write-downs of our investments in fabrication capacity, other fixed assets, equity investments and prepaid wafer credits;

•	adverse changes in product and customer mix;

•	slower than anticipated market acceptance of new or enhanced versions of our products, such as the miniSD card targeted at advanced cell phones and the Cruzer Mini, a USB 2.0 hi-speed flash drive;

•	increased sales by our competitors;

•	competing flash memory device standards, which displace the standards used in our products;

•	changes in our distribution channels;

•	fluctuations in our license and royalty revenue;

•	fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization of new technologies;

•	excess capacity of flash memory from our competitors and our own flash wafer capacity, which may cause a rapid decline in our average selling prices;

•	shortages of components such as capacitors, lids and printed circuit boards required for the manufacture of our products;

•	significant or unexpected yield losses, which could affect our ability to fulfill customer orders and could increase our costs;

•	manufacturing flaws affecting the reliability, functionality or performance of our products, which could increase our product costs, reduce demand for our products or require costly product recalls;

•	increased research and development expenses;

•	exchange rate fluctuations, particularly between the U.S. dollar and Japanese Yen;

•	changes in general economic conditions; and

•	reduced sales to our retail customers if consumer confidence declines.

      We depend on third-party foundries for silicon wafers and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.

      All of our flash memory card products require silicon wafers for the memory components and the controller components, which are included in our flash cards. The substantial majority of our memory wafers are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, as well as by UMC in Taiwan and to a lesser extent by Renesas and Samsung. Our controller wafers are currently manufactured by UMC and Tower. Given the recent increase in global demand for flash memory wafers and assuming that the markets for our products continue their current growth rate, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from our current sources. If Toshiba, FlashVision, Samsung, Tower and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations.

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

      Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash memory products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. Our revenue from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this revenue comes from royalties based on the actual sales by our licensees. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by our licensees. As a result, our license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues. Our license and royalty revenues may decline in the future as our existing license agreements expire, caps are reached or rates change.

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

      If we issue equity securities in connection with an acquisition, the issuance may be dilutive to our existing stockholders. Alternatively, acquisitions made entirely or partially for cash would reduce our cash reserves.

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

      We and Toshiba plan to continue to expand the wafer fabrication capacity of our FlashVision business in Japan and as we do so, we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results.

      In June 2000, we, along with Toshiba, formed FlashVision for the joint development and manufacture of several flash memory products, including 512 megabit, 1 gigabit, 2 gigabit and other advanced flash memory products. We and Toshiba each separately market and sell these products. Accordingly, we compete directly with Toshiba for sales of products incorporating these jointly developed and manufactured products. In addition, we and Toshiba plan to make substantial investments in new capital assets from time to time to expand the wafer fabrication capacity of our FlashVision business in Japan. Each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. We will incur start-up costs and pay our share of ongoing operating activities even if we do not utilize our full share of the expanded output. Given the current apparent acceleration in global demand for flash memory wafers and assuming that the markets for our products continue their current growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from all of our current sources. In that case, we may need to secure substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithography. Accordingly, we and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. We and Toshiba plan to substantially expand and increase Yokkaichi’s 200 mm flash memory wafer output in 2004 and 2005. The capacity expansion will be partially funded through FlashVision internally generated funds, as well as through substantial additional investments by Toshiba and SanDisk. In February 2004, we committed to loan FlashVision up to approximately $150.4 million to fund additional 200-millimeter fabrication capacity through the end of fiscal 2004. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of 2006. Because our funding obligation is denominated in Japanese Yen, the amount of our obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date.

      In December 2003, we and Toshiba announced our intention to, and are currently in discussions regarding, cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. As under the current FlashVision joint venture, we would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba would construct the Fab 3 building, depreciation of the Fab 3 building would be a component of the cost to each party of wafers produced by Fab 3, and both parties would provide funds for the manufacturing equipment. Toshiba currently plans to begin construction of the building in the first half of 2004. We may agree that in the event that we and Toshiba do not execute definitive agreements with respect to Fab 3, we will reimburse Toshiba for 50% of certain start-up costs and Fab 3 Co. formation costs incurred by Toshiba and for cancellation fees due under authorized contractor and vendor invoices for orders placed by Toshiba for certain equipment and construction materials for Fab 3 that Toshiba cannot otherwise use, which amounts would be substantial. The total investment in Fab 3, excluding the cost of building construction, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. We and Toshiba would share equally in the investment, and we may need to raise additional capital for our portion of the investment. In addition to our initial investment in expansion at Yokkaichi and in Fab 3, if a final agreement for Fab 3 is reached between us and Toshiba, for several quarters we will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the expanded fabrication facility and at Fab 3. In addition, we may not achieve the expected cost benefits of the expansion or a new facility for several quarters, if at all. We will incur start-up costs and pay ongoing operating activities even if we do not utilize the new output. Should customer demand for NAND flash products be less than our available supply, we may experience reduced revenues and increased expenses as well as increased inventory of unsold NAND flash wafers, which could harm our operating results. In addition we have not yet, and may never, enter into definitive agreements with Toshiba with respect to the construction and operation of Fab 3 and even if we do not do so, we may remain obligated to reimburse Toshiba for 50% of the costs and cancellation fees described above, which would be substantial.

      We face challenges and possible delays relating to the conversion of our production to 0.13 micron and smaller feature sizes, which could adversely affect our operating results.

      We were using the production capacity at Toshiba’s Yokkaichi fabrication facilities to manufacture NAND flash memory wafers with minimum lithographic feature size of 0.16 micron and recently converted to 0.13 micron technology. We have not yet completed qualification of some new 0.13 micron product components. Any material delay in our qualification schedule will delay deliveries and adversely impact our operating results. In addition, we plan to manufacture flash memory wafers with even smaller lithographic feature sizes. Our minimum feature sizes are considered today to be among the most advanced for mass production of flash memory wafers. Therefore, it is difficult to predict how long it will take to achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs and feature sizes. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the FlashVision joint venture at Toshiba’s Yokkaichi facilities, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facilities could adversely impact our operating results in 2004 and beyond.

      Toshiba’s Yokkaichi fabrication facilities are a significant source of supply of flash memory wafers and any disruption in this supply will reduce our revenues, gross margins and earnings.

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

      FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., and other financial institutions. Under the terms of the lease, Toshiba has guaranteed those commitments on behalf of FlashVision. We have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of December 28, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $125.5 million.

      We operate in the highly cyclical semiconductor industry, which is subject to significant downturns, and if we and Toshiba enter into definitive agreements to, and actually do, build, equip and operate Fab 3, the impact of these downturns on us may be greater than they would otherwise be.

      The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future. If we and Toshiba enter into definitive agreements to build, equip and operate Fab 3, and actually do so, the effect on us of significant downturns, price erosion or declines in customer demand may be greater as we will have made significant investments in Fab 3 and will have excess supply that we are obligated to take and pay for, regardless of current market conditions. We may not be able to manage these downturns. Any future downturns of this nature could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Investment in Tower Semiconductor Ltd.

      Our investment in Tower Semiconductor Ltd. is subject to inherent risks, including those associated with certain Israeli regulatory requirements, political unrest and financing difficulties, which could harm our business and financial condition.

      In July 2000, we entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of December 28, 2003, we had invested $79.0 million in Tower and obtained 8,313,638 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 8,313,638 Tower ordinary shares represented an approximate 16% equity ownership position in Tower as of December 28, 2003. In fiscal 2003 we recorded write-downs to the value of the wafer credits of $3.9 million and utilized approximately $0.6 million of these wafer credits to purchase controller wafers from Tower. Also in 2003, we recorded a $0.6 million gain to adjust the book value of the warrant and as of December 28, 2003, we had recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $0.1 million of losses on our warrant to purchase Tower ordinary shares. As of December 28, 2003, our Tower ordinary shares were valued at $58.8 million and included an unrealized gain of $34.0 million, inclusive of related tax expense impact of $2.7 million, recorded as a component of accumulated other comprehensive income, our Tower prepaid wafer credits were valued at $1.4 million and the warrant to purchase Tower ordinary shares was valued at $1.2 million.

      In February 2003, we agreed to amend our foundry investment agreements with Tower and advance the payment of $11.0 million for the fifth and final milestone in two installments, a first installment of approximately $6.6 million and a second installment of approximately $4.4 million, regardless of whether the milestone was met. Tower’s shareholders approved the amendment in May 2003. In November 2003, we agreed to further amend the foundry investment agreements, referred to as the November Amendment, to, among other things, (a) advance the entirety of the remaining fifth milestone payment of $6,718,950, or Payment, (b) defer our use of wafer credits, and (c) extend the lock-up period on our Tower ordinary shares. The November Amendment was approved by Tower’s shareholders in December 2003, following which approval we made the Payment. We received 777,294 Tower ordinary shares at the time we made the Payment and 628,611 Tower ordinary shares in January 2004 upon the closing of Tower’s follow-on public offering, which generated net cash to Tower of approximately $75.2 million and correspondingly reduced our equity ownership position.

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

      Full completion of Tower’s wafer foundry facility, Fab 2 and timely production ramp at Fab 2,are dependent on several factors and may never occur, which may harm our business and results of operations.

      Tower’s full completion of Fab 2 is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry equipment purchases in a timely manner or is unable to successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our equity investment in Tower and wafer credits will decline significantly or possibly become worthless. In addition, we may be unable to obtain sufficient supply of controller wafers from Tower to manufacture our products, which would harm our business. Further deterioration of market conditions for foundry manufacturing services and the market for semiconductor products may also adversely affect the value of our equity investment in Tower. If the fair value of our Tower investment declines, we may record additional losses, which potentially could amount to the remaining recorded value of our Tower investment. Moreover, if Tower is unable to satisfy its financial covenants and comply with the conditions in its credit facility agreement, and therefore is not able to obtain additional bank financing, or if its current bank obligations are accelerated, or it fails to secure customers for its foundry capacity to help offset its fixed costs, that failure could jeopardize the completion of Fab 2, the production ramp at Fab 2 and Tower’s ability to continue operations.

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

      We cannot assure you that the Fab 2 facility will be fully completed or will continue its production ramp as scheduled. Moreover, we cannot assure you that this new facility will be able to sustain acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price. If Tower is unable to operate Fab 2 at an optimum capacity utilization, it may operate at a loss or have to discontinue operations.

      Political unrest and violence in Israel may hinder Tower’s ability to obtain investment in and complete its fabrication facility, which would harm our business.

      Political unrest and violence in Israel could cause and could result in delays in the completion of Fab 2 and interruption or delay of manufacturing schedules once Fab 2 is completed, and could result in potential investors and foundry customers avoiding doing business with Tower. Moreover, if U.S. military actions in Iraq, or elsewhere, result in retaliation against Israel, Tower’s fabrication facility may be adversely impacted, causing a decline in the value of our investment.

      A purported shareholder class action lawsuit was filed against Tower and certain of its shareholders and directors, including us and our President and CEO, a Tower board member, which may be costly and could divert the attention of our management personnel.

      On July 3, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The lawsuit was filed against Tower and certain of its shareholders and directors, including us and Dr. Eli Harari, our President and CEO and a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and the Securities and Exchange Commission’s Rule 14a-9. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. Pursuant to our indemnification agreement with Dr. Harari, we have agreed to indemnify him for any expenses he may incur or liability he may face in connection with this litigation. Litigation is inherently uncertain, can be costly and may divert the attention of our management personnel, and if we are required to pay significant monetary or other damages, our business, financial conditions and results of operations may be seriously harmed. For additional information regarding this lawsuit, see item 3 “Legal Proceedings” in Part I of this annual report.

Risk Related to Our Investment in UMC

      Fluctuations in the market value of our UMC foundry investment affect our financial results and in the past we recorded a loss on investment in foundry on our UMC investment and we may record additional losses in the future.

      In 1997, we invested $51.2 million in United Silicon, Inc., or USIC, a semiconductor manufacturing subsidiary of United Microelectronics Corporation, or UMC, which was merged into the UMC parent company on January 3, 2000. In exchange for our USIC shares, we received 111 million UMC shares. In 2000, 2001, 2002,and 2003 we received additional shares as stock dividends totaling approximately 22 million, 20 million, 23 million and 7.1 million shares, respectively. We currently own 20.6 million shares of UMC stock. Our current equity investment in UMC was valued at $17.5 million at December 28, 2003 and included an unrealized gain of $4.7 million, inclusive of related tax expense of $0.6 million, which is included in accumulated other comprehensive income. If the fair value of our UMC investment declines in future periods and the related loss is deemed to be other than temporary, we may record additional losses for those periods. In addition, in future periods, we may recognize a gain or a loss upon the sale of our UMC shares, which would impact our financial results.

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

      We also rely on third-party subcontractors for our wafer testing, packaged memory final testing, card assembly and card testing, including Silicon Precision Industries Co., Ltd. and United Test Center, Inc. in Taiwan and Celestica, Inc. and Flextronics in China. In addition to our existing subcontract suppliers, we are qualifying other subcontract suppliers for wafer testing, packaged memory final testing, card assembly, card testing and other products and services. We have no long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. As such, we cannot, and will not, be able to directly control product delivery schedules. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products.

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

      Our primary competitors currently include companies that develop and manufacture flash storage chips, such as Renesas, Samsung and Toshiba. New competitors including, Hynix Semiconductor, Infineon, Micron Technologies, and ST Microelectronics, announced their intentions to become direct competitors in the NAND market later this year. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture other forms of flash memory include, among others, Atmel, Hynix Semiconductor, Infineon, Intel, Macronix, Micron Technologies, Renesas, Sharp Electronics, ST Microelectronics, Samsung, Spansion and Toshiba. Companies that combine controllers and flash memory chips developed by others into flash storage cards, or that resell flash cards under their brand name, include, among others, Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji, Hagiwara, Hama, I/ O Data, Infineon, Jessops, Kingston Technology, Kodak, Lexar Media, M-Systems, Matsushita Battery, Panasonic, Memorex, Micron Technology, PNY, PQI, Pretec, Renesas, Silicon Storage Technology, Silicon Tek, Simple Technology, Sony, Samsung, TDK, Toshiba, Trek, Viking Components and several other resellers primarily located in Taiwan. The success of our competitors may adversely affect our future sales revenue.

      We have entered into agreements with, and face direct competition from, Toshiba, Samsung and other competitors.

      In 2000, we, along with Matsushita and Toshiba, formed the SD Association to jointly develop and promote the Secure Digital card. Under this arrangement, royalty-bearing Secure Digital card licenses will be available to other flash memory card manufacturers, resulting in increased competition for our Secure Digital card and other products. In addition, Matsushita and Toshiba sell Secure Digital cards that compete directly with our products for which no royalties are payable.

      We have entered into patent cross-license agreements with several of our leading competitors, including, Intel, Matsushita, Renesas, SST, Samsung, Sharp, Sony, Toshiba and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party’s patent or patents related to flash memory devices. If we continue to license our patents to our competitors, competition will increase and may harm our business, financial condition and results of operations. There can be no assurance that we will be successful in concluding licensing agreements under terms that are favorable to us, or at all, or that these licenses will help our business.

      Our products compete against new products that promote different industry standards from ours, and if these new industry standards gain market acceptance, our business will be harmed.

      Each of our products faces competition from large and small suppliers; some introducing differentiated products that may be more attractive to our customers. For example, Lexar Media’s Jump Drive, M-Systems’ DiskOnKey, Toshiba’s Trans Memory and Trek’s Thumbdrive compete directly with our Cruzer Mini product line and the Secure MultiMediaCard from Renesas and Infineon, the RS-MMC from Renesas and Samsung, and the MultiMediaCard from Samsung all compete with our SD and MMC cards. In addition, in 2002, the xD-picture card format was introduced as direct competition for our Smart Media card products. We experienced a decline in sales of Smart Media card products in 2002 and 2003 and expect a continued decline in sales of these products in 2004 as sales of xD-picture cards increases. We compete with Sony and Lexar in the market for Memory Stick products. Sony has a very strong brand name which may make their Memory Stick cards more attractive to some customers than our comparable cards. In 2004, we expect to begin manufacturing and offering a SanDisk labeled version of the Memory Stick PRO and Memory Stick Pro Duo product lines. Additionally, Olympus’ and Fuji’s control of the market for digital cameras using the xD-picture card format gives them a competitive advantage in selling xD-picture cards to retail customers. Rotating disk drives, including among others, the Microdrive, compete with our larger capacity flash memory cards. In addition, other companies, such as Matrix Semiconductor, have announced products or technologies that may potentially compete with our Shoot and Store products. Additionally, new card formats, like the Express Card are periodically introduced in an effort to compete with the existing standards for memory cards. New competing standards may not be mechanically and electronically compatible with our products. If a manufacturer of digital cameras or other consumer electronic devices designs in one of these alternative competing standards, our products will be eliminated from use in that product.

      We face competition from products based on alternative flash technologies and if we cannot compete effectively, our business will be harmed.

      We also face competition from products based on alternative MLC flash technology from Intel (Strata Flash), Renesas (AG-AND) and Infineon flash (Twin bit). These products compete with our NAND MLC products.

      Furthermore, we expect to face competition both from existing competitors and from other companies that may enter our existing or future markets with similar or alternative data storage solutions, which may be less costly or provide additional features. Our business is characterized by rapid innovation and many other companies are pursuing new technologies, which may make our flash memory obsolete or uncompetitive in a few years. Additionally, if we do not continue to invest in new technologies, our business would likely be seriously harmed.

Risks Related to Sales of Our Products

      Sales to a small number of customers represent a significant portion of our revenues and if we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer.

      Approximately one-half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 50% of our product revenues during fiscal 2003, 2002 and

2001. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. In addition, the composition of our major customer base can change from year to year as the market demand for our customers’ products changes.

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

      In the past, worldwide flash memory supply has exceeded customer demand, causing excess supply in the markets for our products and significant declines in average selling prices. If this situation were to occur again, price declines for our products could be significant. If we are unable to reduce our product manufacturing costs to offset these reduced prices, our gross margins and profitability would be adversely impacted.

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

      In 2003, we continued to receive more product revenue and ship more units of products for consumer electronics applications, including digital cameras and PDAs, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition, maintain our competitive position at retailers and increase demand for our products.

      A significant portion of our sales to the consumer electronics market is made direct to retailers and through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user in the case of sales to retailers, or to distributor customers, in the case of sales to distributors. If our distributors and retailers are not successful in this market, there could be substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. In addition, availability of sell through data varies throughout the retail channel, which makes it difficult for us to determine actual retail product revenues until after the end of the fiscal quarter.

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

      If we decide to incorporate third-party technology into our products or if we are found to infringe on others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third-party patents. Currently, we have patent cross-license agreements or similar intellectual property agreements with several companies, including, Intel, Matsushita, Olympus, SST, Renesas, Samsung, Sharp, Silicon Systems, Smartdisk, Sony, TDK and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms, or that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

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

      Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. Furthermore, parties that we have sued and that we may sue for patent infringement may counter sue us for infringing their patents. Litigation involving intellectual property can become complex and extend for protracted time and is often very expensive. Intellectual property claims, whether or not meritorious, may result in the expenditure of significant financial resources, injunctions against us or the imposition of damages that we must pay and would also divert the efforts and attention of some of our key management and technical personnel. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. Moreover, if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments, our business would be harmed. For additional information concerning legal proceedings, see Item 3 “Legal Proceedings” in Part I of this report.

Risks Related to Our International Operations and Changes in Securities Laws and Regulations

      Because of our international operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability and currency fluctuations.

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

      The terrorist attacks in the United States, U.S. military responses to these attacks, the war in Iraq and threats of war elsewhere and the related decline in consumer confidence and continued economic weakness have had a negative impact on consumer retail demand, which is the largest channel for our product sales. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and may continue to have an adverse impact on the United States and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers or adversely affect consumer confidence. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

      Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

      The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The act also required the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made, Nasdaq has proposed additional revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal and financial compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

      The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ended December 28, 2003, our stock price fluctuated significantly from a low of $7.39 to a high of $43.15. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

      The ratings assigned to us and our notes may fluctuate, which could harm the market price of our common stock.

      We and our notes have been rated by Standard & Poor’s Ratings Services, and may be rated by other rating agencies in the future. Standard & Poor’s Ratings Services assigned its “B+” corporate credit rating to us and its “B-” subordinated debt rating to our notes. If our current ratings are lowered or if other rating agencies assign us or the notes ratings lower than expected by investors, the market price of our common stock could be significantly harmed.

      We may need additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

      We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time to time, we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities in the future, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock or debt securities. In addition, if we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

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

      We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and obtain other long-term debt and lines of credit. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	require the dedication of a substantial portion of any cash flow from our operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including working capital, capital expenditures and general corporate purposes;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	cause us to use a significant portion of our cash and cash equivalents or possibly liquidate other assets to repay the total principal amount due under the notes and our other indebtedness if we were to default under the notes or our other indebtedness;

•	limit our flexibility in planning for, or reacting to changes in, our business and the industries in which we complete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and

•	make us more vulnerable in the event of a downturn in our business.

      There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the notes.

      In addition, we have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of December 28, 2003, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $125.5 million.

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

      In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our contingent indemnification obligations to Toshiba and obligations under the notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders. The notes are also effectively subordinated to the liabilities of any of our subsidiaries (including trade payables, which as of December 28, 2003 were approximately $1.4 million). Neither we, nor our subsidiaries are limited from incurring debt, including senior indebtedness, under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. We anticipate that from time to time we will incur additional debt, including senior indebtedness. Our subsidiaries are also likely to incur liabilities in the future.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

      We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate some of these risks, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. At December 28, 2003, we had a warrant to purchase 360,313 ordinary shares of Tower at a fair value of approximately $1.2 million.

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $1.4 million decline (less than 0.5%) in the fair value of our available-for-sale debt securities.

      Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established a hedging program. Currency forward contracts are utilized in this hedging program. Our hedging program reduces, but does not always entirely eliminate the impact of foreign currency exchange rate movements. An adverse change of 10% in exchange rates would result in a decline in income before taxes in 2003 of approximately $0.3 million.

      Market Risk. We also hold available-for-sale equity securities in our short-term investment portfolio and equity investments in semiconductor wafer manufacturing companies. A reduction in prices of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $3.6 million. As of December 28, 2003, we had net unrealized gains on short-term equity securities totaling $20.8 million, which were included in other comprehensive income. These unrealized gains include an unrealized gain of $10.7 million on the change in value of our investment in UMC and $10.1 million on our investment in Tower. The market value of our investments in UMC and Tower have fluctuated significantly in the past and may decline in the future due to downturns in the semiconductor industry, declines in demand for UMC’s products or unfavorable economic conditions. If we sell our remaining UMC shares in future periods, we may recognize a gain or loss due to fluctuations in the market value of our UMC stock. In 2003, 2002 and 2001, we recognized losses of $3.9 million, $15.2 million and $26.1 million, respectively, on the other-than-temporary decline in the value of our Tower investment and the impairment in value on our prepaid wafer credits. If the fair value of our Tower investment declines further or the wafer credits are deemed to have little or no value, it may be necessary to record additional losses.

      All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 28, 2003. Actual results may differ materially.

Item 8.	Financial Statements and Supplementary Data

SANDISK CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

SanDisk Corporation

      We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 28, 2003 and December 29, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

San Jose, California

January 19, 2004

SANDISK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28,	December 29,
	2003	2002

	(In thousands, except per
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$734,479	$220,785
Short-term investments	528,117	235,706
Investment in foundries	36,976	110,069
Accounts receivable, net of allowance for doubtful accounts of $4,882 in 2003 and $4,563 in 2002	184,236	81,086
Inventories	116,896	88,595
Deferred tax asset	70,806	—
Prepaid expenses, other current assets and tax receivable	53,394	18,489

Total current assets	1,724,904	754,730
Property and equipment, net	59,470	30,307
Investment in foundries	40,446	24,197
Investment in FlashVision	144,616	142,825
Deferred tax asset	7,927	6,922
Deposits and other non-current assets	46,151	14,598

Total Assets	$2,023,514	$973,579

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$88,737	$28,294
Accounts payable to related parties	45,013	26,349
Accrued payroll and related expenses	28,233	11,690
Income taxes payable	37,254	15,978
Deferred tax liability	—	6,922
Research and development liability, related party	11,800	10,507
Other accrued liabilities	36,661	26,780
Deferred income on shipments to distributors and retailers and deferred revenue	99,136	43,760

Total current liabilities	346,834	170,280
Convertible subordinated notes payable	150,000	150,000
Deferred revenue and other non-current liabilities	25,992	25,579

Total Liabilities	522,826	345,859
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 400,000,000; Issued and outstanding: 160,914,000 in 2003 and 138,312,000 in 2002	160	138
Capital in excess of par value	1,207,798	585,830
Retained earnings	253,624	84,765
Accumulated other comprehensive income (loss)	39,106	(43,013)

Total stockholders’ equity	1,500,688	627,720

Total Liabilities and Stockholders’ Equity	$2,023,514	$973,579

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In thousands, except per share amounts)
Revenues
Product	$982,341	$492,900	$316,867
License and royalty	97,460	48,373	49,434

Total revenue	1,079,801	541,273	366,301
Cost of product revenues	641,189	352,452	392,293

Gross profits (losses)	438,612	188,821	(25,992)
Operating expenses
Research and development	84,200	63,177	58,931
Sales and marketing	66,317	40,407	42,576
General and administrative	31,057	27,086	16,981
Restructuring	—	—	8,510

Total operating expenses	181,574	130,670	126,998

Operating income (loss)	257,038	58,151	(152,990)
Equity in income of joint ventures	178	856	2,082
Interest income	8,865	8,675	12,404
Interest expense	(6,750)	(6,700)	(138)
Gain (loss) in investment in foundries	3,746	(15,163)	(302,293)
Loss on unauthorized sale of UMC shares	(18,339)	—	—
(Loss) in equity investment	(148)	(2,700)	—
Other (loss), net	(2,709)	(3,140)	(1,009)

Income (loss) before taxes	241,881	39,979	(441,944)
Provision for (benefit from) income taxes	73,022	3,739	(144,000)

Net income (loss)	$168,859	$36,240	$(297,944)

Net income (loss) per share
Basic	$1.17	$0.26	$(2.19)

Diluted	$1.02	$0.25	$(2.19)

Shares used in computing net income (loss) per share
Basic	144,781	137,610	136,296

Diluted	171,616	142,460	136,296

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
		Common			Comprehensive	Total
		Stock	Capital In Excess	Retained	Income	Stockholders’
	Shares	Amount	of Par Value	Earnings	(Loss)	Equity

	(In thousands)
Balance at December 31, 2000	134,928	$134	$566,867	$346,469	$(50,412)	$863,058
Net loss	—	—	—	(297,944)		(297,944)
Unrealized gain on available for sale securities	—	—	—	—	908	908
Unrealized gain on investments					95,927	95,927

Comprehensive loss						(201,109)

Exercise of stock options for cash	1,662	2	4,765	—	—	4,767
Issuance of stock pursuant to employee stock purchase plan	338	—	3,863			3,863
Income tax benefit from stock options exercised	—	—	4,800	—	—	4,800

Balance at December 30, 2001	136,928	136	580,295	48,525	46,423	675,379

Net income	—	—	—	36,240		36,240
Unrealized gain on available for sale securities	—	—	—	—	292	292
Unrealized loss on investments					(89,728)	(89,728)

Comprehensive loss						(53,196)

Exercise of stock options for cash	944	1	2,759	—	—	2,760
Issuance of stock pursuant to employee stock purchase plan	438	1	2,776			2,777

Balance at December 29, 2002	138,310	138	585,830	84,765	(43,013)	627,720

Net income	—	—	—	168,859		168,859
Unrealized (loss) on available for sale securities	—	—	—	—	(622)	(622)
Unrealized gain on investments					82,741	82,741

Comprehensive income						250,978

Exercise of stock options for cash	5,472	5	51,594	—	—	51,599
Issuance of stock pursuant to employee stock purchase plan	608	1	3,694			3,695
Sale of common stock, net of issuance costs	16,524	16	521,592			521,608
Income tax benefit from stock options exercised	—	—	45,088	—	—	45,088

Balance at December 28, 2003	160,914	$160	$1,207,798	$253,624	$39,106	$1,500,688

See accompanying notes.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$168,859	$36,240	$(297,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	2,152	(7,729)	(134,483)
(Gain) loss in investment in foundries	(3,746)	15,163	302,293
Loss on unauthorized sales of UMC shares	18,339	—	—
Loss in equity investment	148	2,700	—
Depreciation and amortization	22,952	21,321	20,548
Amortization of bond issuance costs	890	880	—
Allowance for doubtful accounts	1,400	1,795	829
Equity in income of joint ventures	(178)	(856)	(2,082)
Non-cash portion of restructuring charge		—	6,383
Loss (gain) on disposal of equipment	191	(1,089)	7,013
Changes in operating assets and liabilities:
Accounts receivable	(104,550)	(37,658)	50,353
Income tax refund receivable	1,563	26,910	(28,473)
Inventories	(28,301)	(33,314)	39,587
Prepaid expenses and other current assets	7,697	(5,217)	6,179
Deposits and other assets	(4,116)	1,771	6,964
Investment in FlashVision	(1,613)	8,128	—
Accounts payable	51,296	8,356	(39,241)
Accrued payroll and related expenses	16,543	6,411	(10,936)
Income taxes payable	26,157	3,807	(4,266)
Other current liabilities, related parties	29,104	(2,408)	31,331
Other accrued liabilities	9,196	6,911	7,397
Deferred income on shipments to distributors and retailers and deferred revenue	57,682	51,129	(34,934)
Other non-current liabilities, related party	—	—	1,416
Other non-current liabilities	(1,225)	2,404	—

Total adjustments	101,581	69,415	225,878

Net cash provided by (used in) operating activities	270,440	105,655	(72,066)

Cash flows from investing activities:
Purchases of short-term investments	(620,488)	(376,373)	(224,659)
Proceeds from sale of short term investments	327,457	246,417	380,207
Proceeds from sale of shares in investment in foundries	21,627	—	—
Proceeds from sale of equity investment	4,352	—	—
Acquisition of property and equipment	(52,544)	(16,638)	(26,223)
Acquisition of technology license	(1,500)	(606)	—
Investment in FlashVision	—	4,199	(14,970)
Investment in foundries	(6,601)	(26,005)	(44,498)
Deposit for acquisition of fixed assets	(2,079)	—	—
Deposit for investment in foundries	(4,400)	—	—
Deposit in escrow for investment in foundries		—	20,004
Proceed from sales of fixed assets	528	—	—
Restricted cash	—	64,734	(64,734)

Net cash (used in) provided by investing activities	(333,648)	(104,272)	25,127

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	—	24,366	121,531
Net proceeds from issuance of common stock	521,608	—	—
Issuance of common stock	55,294	5,537	8,630

Net cash provided by financing activities	576,902	29,903	130,161

Net increase in cash and cash equivalents	513,694	31,286	83,222
Cash and cash equivalents at beginning of the year	220,785	189,499	106,277

Cash and cash equivalents at end of the year	$734,479	$220,785	$189,499

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(44,244)	$(10,076)	$(13,962)

Cash refund for income taxes	$1,181	$27,399	—

Cash paid for interest expense	$(6,750)	$(6,019)	—

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

     Customer and Supplier Concentrations

      A limited number of customers historically have accounted for a substantial portion of the Company’s revenues. Sales to our top 10 customers accounted for approximately 50%, 48% and 49%, of the Company’s product revenues for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively. However, seven of the top ten customers for 2003, were also a part of the Company’s top ten customers in 2002 and 2001. In 2003, 2002 and 2001, no single customer accounted for more than 10% of total revenues. Sales of the Company’s products will vary as a result of fluctuations in market demand. Further, the flash data storage markets in which the Company competes are characterized by rapid technological change, evolving industry standards, declining average selling prices and rapid technological obsolescence.

      Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. All of the Company’s flash memory card products require silicon wafers for the memory components and the controller components, which are included in its flash cards. The substantial majority of the Company’s memory wafers are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, and to a lesser extent by Samsung and Renesas. The Company’s controller wafers are currently manufactured by UMC and Tower. Given the recent increase in global demand for flash memory wafers and assuming that the markets for the Company’s products continue their current growth rate, demand from customers may outstrip the supply of flash memory wafers available to the Company from its current sources. If Toshiba, FlashVision, Samsung, Tower and UMC are uncompetitive or are unable to satisfy these requirements, the Company’s business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm the Company’s business, financial condition and results of operations.

      Under the terms of the Company’s wafer supply agreements, the Company is obligated to provide a six-month rolling forecast of anticipated purchase orders. Except in limited circumstances and subject to acceptance by the foundries, the estimates for the first three months of each rolling forecast constitute a binding commitment and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. These restrictions limit the Company’s ability to react to significant fluctuations in demand for its products. As a result, the Company is not able to match its purchases of wafers to specific customer orders, and therefore the Company may be required to record write downs for potential excess inventory purchased prior to the receipt of customer orders. These adjustments decrease gross margins in the quarter reported and may result, in fluctuations in gross margins on a quarter-to-quarter basis. To the extent the Company inaccurately forecasts the number of wafers required, it may have either a shortage or an excess supply of wafers, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, if the Company is unable to obtain scheduled quantities of wafers from any foundry with acceptable yields, the Company’s business, financial condition and results of operations could be negatively impacted.

      In addition, certain key components are purchased from single source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations, which could have a material adverse effect upon its results of operations. The Company also relies on third-party subcontractors to assemble and test its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products. The Company has no long-term contracts with these subcontractors and cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems that could increase the manufacturing costs of its products and have adverse effects on its operating results.

     Basis of Presentation

      The Company’s fiscal year ends on the Sunday closest to December 31.

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     Strategic Equity Investments

      From time to time, the Company invests in common stock of other companies. The Company generally accounts for strategic equity investments under the cost method of accounting if its investment in voting stock of the investee is less than 20%. The Company accounts for these investments under the equity method of accounting if its investment in voting stock is greater than 20% but less than 50%. In considering the accounting method for investments less than 20%, the Company considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee. If certain factors are present, the Company could account for investments for which it has less than a 20% ownership, under the equity method of accounting.

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

      Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. The Company recognizes net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the income on these sales is deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. At December 28, 2003 and December 29, 2002, deferred income, from sales to distributors and retailers was $90.1 million and $34.8 million, respectively. Estimated product returns related to end-users are provided for and were not material for any period presented in the consolidated financial statements.

      The Company earns patent license and royalty revenue under patent cross-license agreements with several companies including Renesas, Lexar Media, Inc., Samsung Electronics Company Ltd., Sharp Electronics Corporation, Silicon Storage Technology, Inc., SmartDisk Corporation, Sony Corporation, Olympus, and TDK. The Company’s current license agreements provide for the payment of license fees or royalties, or a combination thereof, to the Company. The timing and amount of these payments can vary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

      Revenue from patent licensing arrangements is recognized when earned. The timing of revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties. For certain of the Company’s licensees, the Company estimates royalty revenues earned based on its licensees’ preliminary reports, and aligns actual reported royalty revenues when the final reports are received. The Company has received payments under its cross-license agreements, portions of which were recognized as revenue and portions of which were recorded as deferred revenue. The Company’s cross license arrangements, that include a guaranteed access to flash memory supply, were recorded based upon the cash received for the arrangement as the Company does not have vendor specific objective evidence for the fair value of the intellectual property exchanged or supply guarantees received. Under these arrangements the Company recorded the cash received as the total value of goods received and is recognizing the associated revenues over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as the Company meets certain obligations as provided in the various agreements. At December 28, 2003 and December 29, 2002, deferred revenue from patent license agreements was $34.5 million and $32.1 million, respectively. The cost of revenues associated with patent license and royalty revenues was insignificant for the three years ended December 28, 2003.

      The Company records reductions to revenue and trade-accounts receivable for customer programs and incentive offerings, including promotions and other volume-based incentives when revenue is recorded based upon estimated requirements. Marketing development programs, when granted, are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program. These incentives generally apply only to its retail customers, which represented 64% of its product revenues in both 2003 and 2002, and 54% and 2001. If market conditions were to decline, the Company may take actions to increase customer incentive offerings to its retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

      Allowance for Doubtful Accounts. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial down-grading of credit ratings), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due based on its historical experience. All accounts or portions thereof that are deemed to be uncollectible are written off through a charge to the allowance and a credit to accounts receivable. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the Company’s estimates of the recoverability of amounts due it could be reduced by a material amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The warranty activity is as follows (in thousands):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs of		End of
For the Year Ended	of Period	Revenue	(Usage)	Period

December 29, 2002	$3,139	$3,304	$(2,971)	$3,472
December 28, 2003	$3,472	$5,694	$(5,472)	$3,694

      Valuation of Financial Instruments. The Company’s short-term investments include investments in marketable equity and debt securities. As of December 28, 2003, the Company also had equity investments in, UMC of $17.5 million and Tower of $58.7 million. In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for its investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. In 2003, no declines of an other-than-temporary nature were recorded for these marketable equity investments and a gain was recorded as an adjustment to the fair value of the Tower warrant of approximately $0.6 million as determined using a Black-Scholes option pricing model with the following assumptions at December 28, 2003: dividend yield of 0.0%; expected life of 2.75 years; volatility factor of 0.70; and risk free interest rate of 2.32%. In 2002, the market value of the Company’s investment in Tower had declined significantly therefore, the Company recognized losses totaling $11.6 million related to the other-than-temporary decline of its equity investment, and a loss recorded as an adjustment to the fair value of $0.7 million with the following assumptions: dividend yield of 0.0%; expected life of 3.75 years; volatility factor of 0.845; and risk free interest rate of 2.38%. (See Note 8.)

      Deferred Tax Assets. Based on the weight of all available evidence, we provided no valuation allowance against the net deferred tax assets as of December 28, 2003. This determination was based primarily on the Company’s substantial 2003 operating income and its assessment of the Company’s current and future ability to utilize certain tax credit carryforwards. The valuation allowance declined $66.4 million in 2003, after increasing by $30.3 million and $36.1 million in 2002 and 2001, respectively. (See Note 7.)

     Foreign Currency Transactions

      Foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash, accounts receivable and liabilities) are re-measured using the foreign exchange rate at the balance sheet date. Operating accounts and non-monetary balance sheet accounts are re-measured at the rate in effect at the date of transaction. The effects of foreign currency re-measurement are reported in current operations.

     Reclassification

      Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

     Cash Equivalents and Short-Term Investments

      Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash equivalents and short-term investments consist of money market funds, taxable commercial paper, U.S. government agency obligations, corporate/ municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock. Short-term investments also include the unrestricted portion of the Company’s investment in foundries for which trading restrictions expire within one year. The fair market value, based on quoted market prices, of cash equivalents and short-term investments are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially equal to their carrying value, excluding the Company’s short-term investments in foundries, at December 28, 2003 and December 29, 2002.

      Management classifies its entire investment portfolio as available-for-sale at the time of purchase and periodically reevaluates such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included in equity until their disposition. As of December 28, 2003, the amount of unrecognized gain related to the Company’s available-for-sale investment portfolio was approximately $0.6 million. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method.

      The Company’s unrestricted investments as of December 28, 2003 and December 29, 2002 are as follows (in thousands):

	December 28,	December 29,
	2003	2002

Cash and Cash equivalents:
Cash	$12,660	$18,488
Money market fund	501,876	103,418
Commercial paper	157,979	96,879
Government agencies	61,964	2,000

Total cash and cash equivalents	$734,479	$220,785

Short term investments:
U.S. government agency obligations	$101,725	$47,627
Municipal notes/ bonds	335,102	110,491
Corporate notes/ bonds	42,290	27,738
Commercial paper	—	—
Auction rate preferred stock	49,000	49,850
Marketable equity securities*	36,976	110,069

Total	$565,093	$345,775

Total cash, cash equivalents and short-term investments	$1,299,572	$566,560

*	Includes Investment in Foundries, short-term, which also includes a warrant to purchase ordinary shares of Tower Semiconductor Ltd., with an approximate fair value of $1.2 million as of December 28, 2003 and an approximate value of $537 thousand as of December 29, 2002.

      The total net unrealized gain on the available-for-sale securities at December 28, 2003 was $39.1 million and includes an unrealized gain of $35.5 million on the Company’s investment in UMC of $4.1 million and Tower of $31.4 million and deferred tax expense of $3.2 million, and a $0.4 million unrealized gain on short-term investments. The net unrealized (loss) on the available-for-sale securities at December 29, 2002 was ($43.0) million and includes an unrealized (loss) of ($6.6) million on the Company’s investment in UMC and deferred tax benefit of $37.5 million, offset by a $1.1 million unrealized gain on short-term investments. Fair value of available-for-sale securities is based upon quoted market prices. Gross realized gains and losses on sales of available-for-sale securities during the years ended December 28, 2003 and December 29, 2002 were immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Debt securities at December 28, 2003 and December 29, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	December 28,	December 29,
Short-term Investments**	2003	2002

	(In thousands)
Short-term investments
Due in one year or less	$371,276	$176,223
Due after one year through five years	156,841	59,483

Total	$528,117	$235,706

**	Excludes Investment in Foundries, short-term, which also includes a warrant to purchase ordinary shares of Tower Semiconductor Ltd., with an approximate fair value of $1.2 million as of December 28, 2003 and an approximate value of $537 thousand as of December 29, 2002.

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

      The activity in the allowance for doubtful accounts is as follows (in thousands):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
For the Year Ended	of Period	Expenses	(Write-offs)	of Period

December 30, 2001	$5,010	$829	$(920)	$4,919
December 29, 2002	$4,919	$1,795	$(2,151)	$4,563
December 28, 2003	$4,563	$1,400	$(1,081)	$4,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories and Inventory Valuation

      Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Market value is based upon an estimated average selling price reduced by normal gross margins. Inventories are as follows (in thousands):

	December 28,	December 29,
	2003	2002

Raw materials	$12,265	$7,916
Work-in-process	40,246	25,408
Finished goods	64,385	55,271

	$116,896	$88,595

      The Company writes down its inventory to a new basis for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      In 2003 and 2002, the Company sold approximately $16.3 million and $11.9 million of inventory that had been fully written off in previous periods. The Company may be forced to take additional write-downs for excess or obsolete inventory in future quarters if inventory levels exceed forecasted customer orders. In addition, the Company may record lower of cost or market price adjustments to its inventories if continued pricing pressure results in a net realizable value that is lower than its manufacturing cost. Although the Company continuously tries to maintain its inventory in line with the near term forecasted level of business, the Company is obligated to honor existing purchase orders, which have been placed with its suppliers. In the case of its FlashVision joint venture, the Company is obligated to purchase 50% of the production output, which makes it more difficult for the Company to reduce its inventory in times when the demand forecast is reduced.

Property and Equipment

      Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense related to plant and equipment totaled $22.7 million, $21.1 million and, $20.5 million, in fiscal 2003, 2002 and 2001, respectively. Amortization expense is related to intangible assets and totaled $0.3 million and $0.2 million in 2003 and 2002, respectively and zero in 2001. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, generally two to seven years.

      Property and equipment consist of the following (in thousands):

	December 28,	December 29,
	2003	2002

Machinery and equipment	$105,999	$61,574
Software	19,193	15,381
Furniture and fixtures	3,726	3,322
Leasehold Improvements	7,495	6,867

Property and equipment, at cost	136,413	87,144
Accumulated depreciation and amortization	(76,943)	(56,837)

Property and equipment, net	$59,470	$30,307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense

      Advertising expenses, which are predominantly marketing co-op development programs, which meet certain conditions, are recorded, when granted, as marketing expense. Any other advertising expenses not meeting these conditions are expensed as incurred. Prepaid advertising expenses were approximately $0.9 million and zero at December 28, 2003 and December 29, 2002, respectively. Advertising expenses were $5.0 million, $3.4 million and $8.8 million, in 2003, 2002 and 2001 respectively.

Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	2003	2002	2001

Numerator:
Numerator for basic net income (loss) per share:
Net income (loss)	$168,859	$36,240	$(297,944)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	144,781	137,610	136,296

Basic net income (loss) per share	$1.17	$0.26	$(2.19)

Numerator for diluted net income (loss) per share:
Net income (loss)	$168,859	$36,240	$(297,944)
Tax-effected interest and bond amortization expenses attributable to convertible subordinated notes	5,469	—	—

Net income (loss) assuming dilution	$174,328	$36,240	$(297,944)

Denominator for diluted net income (loss) per share:
Weighted average common shares	144,781	137,610	136,296
Incremental common shares attributable to exercise of outstanding employee stock options and warrants (assuming proceeds would be used to purchase common stock)	10,559	4,850	—
Weighted convertible subordinated debentures	16,276	—	—

Shares used in computing diluted net income (loss) per share	171,616	142,460	136,296

Diluted net income (loss) per share	$1.02	$0.25	$(2.19)

      Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings (loss) per share includes the dilutive effects of stock options, warrants, and convertible securities. Options and warrants to purchase 1,253,457, 8,031,890 and 9,785,824, shares of common stock were outstanding during 2003, 2002 and 2001, respectively, but have been omitted from the diluted earnings per share calculation because the options’ exercise price was greater than the average market price of the common shares and, therefore the effect would be antidilutive. All options are antidilutive in fiscal year 2001 due to the net loss for the year and were omitted from the diluted net loss per share calculation. Incremental common shares attributable to the assumed conversion of the Company’s convertible subordinated debentures were not included in the per share computation as the effect would be antidilutive for fiscal years 2002 and 2001.

      Stock-Based Compensation. The Company accounts for employee stock based compensation using the intrinsic value method and accordingly, no expense has been recognized for options granted to employees under the plans as the grant price is set at the fair market value of the stock on the day of grant. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortizes the deferred stock-based compensation on the straight-line method over the vesting periods of the applicable options, generally four years. Had compensation expense been determined based on the fair value at the grant dates for awards, the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Years Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

Net income (loss) as reported	$168,859	$36,240	$(297,944)
Fair value method expense, net of related tax	$(29,793)	$(22,990)	$(30,928)

Pro forma net income (loss)	$139,066	$13,250	$(328,872)
Pro forma basic income (loss) per share	$0.96	$0.10	$(2.42)
Pro forma diluted income (loss) per share	$0.84	$0.10	$(2.42)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in 2003, 2002 and 2001:

	December 28,	December 29,	December 30,
	2003	2002	2001

Dividend yield	None	None	None
Expected volatility	0.947	0.972	0.955
Risk free interest rate	3.39%	3.84%	4.68%
Expected lives	5 years	5 years	5 years

      The weighted-average fair value of options granted during the year was $8.71, $4.95 and $7.24 for 2003, 2002 and 2001, respectively.

      The effect of applying SFAS 148 on pro forma disclosures is not likely to be representative of the effects on pro forma disclosures of future years.

      The pro forma net income (loss) and net income (loss) per share listed above include expense related to our Employee Stock Purchase Plans. The fair value of issuance under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes model, with the following weighted-average assumptions for issuances made in 2003, 2002 and 2001:

	December 28,	December 29,	December 30,
	2003	2002	2001

Dividend yield	None	None	None
Expected volatility	0.565	0.857	0.870
Risk free interest rate	2.94%	3.68%	4.65%
Expected lives	1/2 year	1/2 year	1/2 year

     Recent Accounting Pronouncement

      In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

      Among the scope exceptions, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the Interpretation unless one or more of four named conditions exist. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003.

      The Company has reviewed its investment portfolio to determine whether any of its equity investments are considered variable interest entities. The Company did not identify any variable interest entities that must be consolidated, but has made any required additional disclosures. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested.

      In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The effect that the adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s Consolidated Financial Statements for the fiscal year ended December 28, 2003.

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

Off Balance Sheet Risk

      In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank, N.V., or ABN AMRO, and in April 2002 repaid all amounts outstanding there under. FlashVision secured a new equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and certain other financial institutions. Under the terms of the new lease, Toshiba is required to provide a guarantee to these financial institutions on behalf of FlashVision. The Company agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Toshiba’s guarantee, the Company will be obligated to reimburse Toshiba for 49.9% of any claims under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of December 28, 2003, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $125.5 million.

Note 3:     Commitments, Litigation, Contingencies and Guarantees

Commitments

      The terms of the FlashVision joint venture, as described in Note 8, contractually obligated the Company to purchase half of FlashVision’s NAND wafer production output. The Company also has the ability to purchase additional capacity under a foundry arrangement (also discussed more fully at Note 8) with Toshiba. Under the terms of the Company’s foundry agreement with Toshiba, the Company is required to provide Toshiba with a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under this arrangement relating to the first three months of the six-month forecast are binding, are at market prices and cannot be cancelled. At December 28, 2003, approximately $36.0 million of non-cancelable purchase orders for flash memory wafers from Toshiba and FlashVision were outstanding. In addition, as a part of the joint venture agreement, the Company is required to fund certain research and development expenses related to the development of advanced NAND flash memory technologies. As of December 28, 2003, the Company had accrued liabilities related to those expenses of $11.8 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of the Company’s revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred.

      Given the current apparent acceleration in global demand for flash memory wafers and assuming that the markets for the Company’s products continue their current growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to the Company from all its current sources. In that case, the Company may need to secure for itself substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithography. Accordingly, the Company and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. Toshiba and the Company plan to substantially expand and increase Yokkaichi’s 200 mm Flash memory wafer output in 2004 and 2005. The capacity expansion will be partially funded through FlashVision internally generated funds, as well as through substantial additional investments by Toshiba and SanDisk. In February 2004, the Company committed to loan FlashVision up to approximately $150.4 million to fund additional 200-millimeter fabrication capacity through the end of fiscal 2004. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of fiscal 2006. Because the Company’s funding obligation is denominated in Japanese Yen, the amount of the Company’s obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. In December 2003, Toshiba and the Company announced their intention to, and are currently in discussions regarding, cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. As under the current FlashVision joint venture, the Company would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba would construct the Fab 3 building, depreciation of the Fab 3 building would be a component of the cost to each party of wafers produced by Fab 3, and both parties would provide funds for the manufacturing equipment. Toshiba currently plans to begin construction of the building in the first half of 2004. The Company may agree that in the event that the Company and Toshiba do not execute definitive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements with respect to Fab 3, the Company will reimburse Toshiba for 50% of certain start-up costs and Fab 3 Co. formation costs incurred by Toshiba and for cancellation fees due under authorized contractor and vendor invoices for orders placed by Toshiba for certain equipment and construction materials for Fab 3 that Toshiba cannot otherwise use, which amounts would be substantial. The total investment in Fab 3, excluding the cost of building construction, is currently estimated at $2.5 billion in the period through the end of 2006, of which our share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. The Company and Toshiba would share equally in the investment, and the Company may need to raise additional capital for its portion of the investment. In addition to its initial investment in expansion at Yokkaichi and in Fab 3, if a final agreement for Fab 3 is reached between the Company and Toshiba, for several quarters the Company will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the expanded fabrication facility and at Fab 3.

      At December 28, 2003, the Company had approximately $141.2 million of total non-cancelable outstanding purchase orders from its suppliers and subcontractors. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at December 28, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

Contractual Obligations and Off Balance Sheet Arrangements

			Less than			5 Years and
	Total		1 Year	2 – 3 Years	4 – 5 Years	Beyond

CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable (See Note 4.)	$150,000	(1)	$—	$150,000	$—	$—
Interest payable on convertible subordinated notes	20,250		6,750	13,500	—	—
Operating leases	6,816		3,132	3,684	—	—
FlashVision research and development, fabrication capacity expansion and start-up costs	320,516	(3)(4)	197,344	69,172	54,000
Non-cancelable purchase commitments	141,723	(2)	141,723	—	—	—

Total contractual cash obligations	$639,305		$348,949	$236,356	$54,000	$—

(1)	On January 10, 2002, the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of the Notes.

(2)	FlashVision binding three-month purchase commitments for flash memory wafers are denominated in Japanese Yen, and are subject to fluctuation in exchange rates prior to payment.

(3)	Includes a loan to FlashVision entered into in February 2004.

(4)	Excludes potential Fab 3 FlashVision agreement, as agreement not final.

		Less than			5 Years and
	Total	1 Year	2 – 3 Years	4 – 5 Years	beyond

CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$336	$212	$124	$—	$—

Total contractual cash income	$336	$212	$124	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of
December 28,
2003

OFF BALANCE SHEET ARRANGEMENTS
Indemnification of FlashVision foundry equipment lease	$125,530

      The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2007. Future minimum lease payments under operating leases at December 28, 2003 are as follows (in thousands):

      Fiscal Year Ending

2004	$3,132
2005	2,528
2006	1,156
Thereafter	—

Total	$6,816

      The Company subleases a building and certain equipment under non-cancelable operating leases. Future minimum lease rentals on non-cancelable operating leases at December 28, 2003 are as follows (in thousands):

      Year Ending December 31,

2004	213
2005	123
Thereafter	—

Total	$336

      Rent expense under all operating leases was $2.9 million, $3.0 million and $3.6 million for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

      The Company had foreign exchange contract lines in the amount of $120.0 million at December 28, 2003. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. There were no foreign exchange contracts outstanding at December 28, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties to preserve and defend our intellectual property rights. These and other parties could bring suit against us.

      Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from the Company’s expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. The Company has been subject to, and expects to continue to be subject to, claims and legal proceedings regarding alleged infringement by it of the patents, trademarks and other intellectual property rights of third parties. Furthermore, parties that the Company has sued and that it may sue for patent infringement may counter-sue the Company for infringing their patents. Litigation involving intellectual property can become complex and extend for a protracted time, and is often very expensive. Such claims, whether or not meritorious, may result in the expenditure of significant financial resources, injunctions against the Company or the imposition of damages that it must pay and would also divert the efforts and attention of some of the Company’s key management and technical personnel. The Company may need to obtain licenses from third parties who allege that it has infringed their rights, but such licenses may not be available on terms acceptable to the Company or at all. Moreover, if the Company is required to pay significant monetary damages, is enjoined from selling any of its products or is required to make substantial royalty payments, its business would be harmed.

      On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against the Company and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against the Company but named more than twenty-five additional defendants. The Amended Complaint alleges that the Company, and the other defendants, had infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that the Company be enjoined from its allegedly infringing activities and seeks unspecified damages. On February 4, 2002, the Company filed an answer to the Amended Complaint, wherein the Company alleged that it did not infringe the asserted patents, and further that the patents are not valid or enforceable.

      On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe it’s U.S. Patent No. 5,602,987, or the ’987 patent. Defendants have filed answers denying the allegations. The Company filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe its ’987 patent prior to the trial on the merits. On May 17, 2002, the Court denied the Company’s motion. Discovery has commenced. Ritek filed a motion for summary judgment of non-infringement on October 31, 2002. The Company filed a cross-motion for summary judgment of Ritek’s infringement. The Court granted Ritek’s motion on September 30, 2003. Discovery is continuing with respect to the Pretec and Memorex portion of the case. The Company intends to appeal the Court’s grant of Ritek’s motion. On January 29, 2004, Pretec filed a motion for summary judgment of non-infringement. Memorex filed a motion to join in Pretec’s summary judgment motion on January 30, 2004. The Court has taken these motions under submission.

      On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed Infineon’s U.S. Patent No. 5,726,601, or the ’601 patent. The Company contends that it has not infringed any valid claim of the ’601 patent. On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

invalidity in the United States District Court for the Northern District of California. In the suit, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ, the Company is seeking a declaration that it had not infringed the ’601 patent and that the patent is invalid. On October 6, 2003, Infineon filed an answer to the Company’s complaint and counterclaim for alleged patent infringement. By its answer and counterclaim, Infineon: (i) denied that the Company is entitled to the declaration sought by the Company’s complaint; (ii) requested that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ’601 patent and another patent — U.S. Patent No. 4,841,222, or the ’222 patent, willfully and deliberately; and (iii) sought damages, attorneys’ fees, and an injunction against the Company from making, using, selling, offering for sale, and/or importing any product that infringes upon the rights secured by the ’601 and ’222 patents. Later on October 6, 2003, Infineon filed an amended answer and counterclaim, which includes the same substantive allegations of infringement that are found in its original answer and counterclaim. On October 27, 2003, the Company filed a reply to Infineon’s counterclaims, wherein it denied that it infringed the asserted patents, and denied that Infineon is entitled to any relief in the action. Discovery has commenced. On January 13, 2004, Infineon informed the Company that it desires to file an amended counterclaim that would omit claims under the ’222 patent, leaving only the ’601 patent in the suit. Infineon has requested that the Company consent to allow it to file the proposed amendment. The Company has informed Infineon that the Company will consider its request for consent.

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

      From time-to-time the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys’ fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company’s insurance policies. There can be no assurance that any future obligation to indemnify the Company’s customers or suppliers, will not have a material adverse effect on the Company’s business, financial condition and results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Contingencies

      FlashVision — FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of December 28, 2003, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $125.5 million.

      UMC — Subsequent to the end of the Company’s third quarter ended September 28, 2003, the Company was advised by its Taiwan law firm that UMC shares owned by the Company and held in custody by its Taiwan law firm, Lee and Li, had been embezzled by an employee of Lee and Li. Based on information provided by Lee and Li, a total of approximately 127.8 million of the Company’s UMC shares were sold in unauthorized transactions. The Company still holds approximately 20.6 million UMC shares.

      Effective as of November 14, 2003, the Company and Lee and Li entered into a Settlement and General Release Agreement, or Settlement Agreement, concerning the embezzled shares. Pursuant to the Settlement Agreement, the Company was remitted a cash payment of $20.0 million at the time of signing. In addition, Lee and Li will pay the Company $45.0 million (inclusive of interest $47.9 million) over four years in sixteen quarterly installments. These amounts are secured by irrevocable standby letters of credit issued by the International Commercial Bank of China, or ICBC. Further, Lee and Li has extended a credit to the Company in the amount of $18.3 million to be applied against future legal services provided by Lee and Li and to be spread equally over 18 years. In the event that the Company does not fully utilize this credit in a given year, Lee and Li will annually remit one-third of the unused credit amount for that year to the Company and the Company will donate such amount to its corporate charitable fund. The remaining two-thirds of the unused credit will be donated by Lee and Li in equal amounts to the Taiwan Red Cross and to a joint SanDisk/ Lee and Li Lecture Program to promote integrated education in business, technology and law in Taiwan and China. If any of the stolen assets are recovered, the net amount after recovery expenses, will be split between the Company and Lee and Li, in specified proportions until the Company receives a maximum amount of $106.6 million, including all amounts described above.

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

      As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 28, 2003.

Note 4:     Convertible Subordinated Notes Payable

      On December 24, 2001, the Company completed a private placement of $125.0 million of 4 1/2% Convertible Subordinated Notes due 2006 (“Notes”), and on January 10, 2002 the initial purchasers completed the exercise of their option to purchase an additional $25.0 million of Notes, for which the Company received net proceeds of approximately $145.9 million. Based on the aggregate principal amount at maturity of $150.0 million, the Notes provide for semi-annual interest payments of $3.4 million each on May 15 and November 15. The Notes are convertible into shares of our common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 108.507 shares per $1,000 principal amount of the Notes, subject to adjustment in certain events. At anytime on or after November 17, 2004, the Company may redeem the notes in whole or in part at a specified percentage of the principal amount plus accrued interest. The debt issuance costs are being amortized over the term of the Notes using the interest method. In 2002, the Company recorded $0.9 million of amortization of debt issuance costs as a component on other income (loss) in the Consolidated Statements of Operations.

      In the event of bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our contingent indemnification obligations to Toshiba and obligations under the notes, have been paid in full. The notes are also effectively subordinated to the liabilities of any of our subsidiaries (including trade payables, which as of December 28, 2003 were approximately $1.4 million).

Note 5:	Stockholders’ Equity

Stock Benefit Plan

      The 1989 Stock Benefit Plan, in effect through August 1995, comprised two separate programs, the Stock Issuance Program and the Option Grant Program. The Stock Issuance Program allowed eligible individuals to immediately purchase the Company’s common stock at a fair value as determined by the Board of Directors. Under the Option Grant Program, eligible individuals were granted options to purchase shares of the Company’s common stock at a fair value, as determined by the Board of Directors, of such shares on the date of grant. The options generally vest over a four-year period, expiring no later than ten years from the date of grant. Unexercised options are canceled upon the termination of employment or services. Options that are canceled under this plan will be available for future grants under the 1995 Stock Option Plan. There were no shares available for option grants under the 1989 Stock Benefit Plan at December 28, 2003.

     1995 Stock Option Plan

      The 1995 Stock Option Plan provides for the issuance of incentive stock options and nonqualified stock options. Under this plan, the Board of Directors determines the vesting and exercise provisions of option grants. The options generally vest over a four-year period, expiring no later than ten years from the date of grant.

      In May 1999, the stockholders increased the shares available for future issuance under the 1995 Stock Option Plan by 14,000,000 shares and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to approximately 4% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 8,000,000 shares. The automatic share increase for 2003 was 6,030,388 shares.

     1995 Non-Employee Directors Stock Option Plan

      In August 1995, the Company adopted the 1995 Non-Employee Directors Stock Option Plan. Under this plan, automatic option grants are made at periodic intervals to eligible non-employee members of the Board of Directors. Initial option grants vest over a four-year period. Subsequent annual grants vest one year after date of grant. All options granted under the Non-Employee Directors Stock Option Plan expire ten years after the date of grant. In May 1999, the stockholders increased the shares available for future issuance under the 1995 Non-Employee Directors Stock Option Plan by 800,000 and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to 0.2% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 400,000 shares. The automatic share increase for 2003 was 276,622 shares. At December 28, 2003, the Company had reserved 2,150,478 shares for issuance under the Non-Employee Directors Stock Option Plan and a total of 1,568,000 options had been granted. Outstanding shares are at exercise prices ranging from $6.215 to $35.031 per share.

     Special Stock Option Plan

      The Special Stock Option Plan provides for the issuance of nonqualified options to newly hired employees. Under this plan, a committee appointed by the Board of Directors determines the vesting and exercise provisions of option grants. 4,000,000 shares have been reserved for issuance under the Special Stock Option Plan, of which no shares are subject to outstanding options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity under all stock option plans follows (shares in thousands):

	Total
	Available		Weighted
	for Future	Total	Average
	Grant/Issuance	Outstanding	Exercise Price

Balance at December 31, 2000	13,382	17,704	$12.65

Granted	(2,544)	2,544	$9.70
Exercised	—	(1,662)	$2.87
Canceled	1,348	(1,348)	$16.05

Balance at December 30, 2001	12,186	17,238	$12.89

Granted	(5,540)	5,540	$6.60
Automatic share increase	6,244	—	—
Exercised	—	(944)	$2.94
Canceled	2,572	(2,572)	$19.47

Balance at December 29, 2002	15,462	19,262	$10.69

Granted	(6,088)	6,088	$11.76
Automatic share increase	6,307	—	—
Exercised	—	(5,477)	$9.45
Canceled	481	(481)	$17.13

Balance at December 28, 2003	16,162	19,392	$11.21

      At December 28, 2003, options outstanding were as follows:

	Options Outstanding			Options Exercisable

	Number			Number
	Outstanding	Weighted		Exercisable
	as of	Average	Weighted	as of	Weighted
Range of	December 28,	Remaining	Average	December 28,	Average
Exercise Prices	2003	Contractual Life	Exercise Price	2003	Exercise Price

$ 0.563 - $ 3.125	2,680,330	4.13	$2.742	2,680,330	$2.742
$ 3.281 - $ 6.405	4,540,473	7.71	$6.093	1,877,127	$5.900
$ 6.445 - $ 8.865	5,603,594	8.93	$8.666	221,685	$7.648
$ 8.925 - $15.000	1,220,898	7.19	$11.724	809,507	$11.728
$15.594 - $22.406	3,874,563	6.56	$17.738	3,257,269	$17.792
$22.438 - $39.485	1,252,776	8.03	$31.892	684,531	$31.803
$40.335 - $69.750	219,270	6.93	$49.416	159,914	$51.568

$ 0.563 - $69.750	19,391,904	7.32	$11.211	9,690,363	$12.134

      The number of exercisable options and the weighted average exercise price as of December 29, 2002 and December 30, 2001 were 10,967,150 and $10.8125 per share and 9,096,506 and $10.60 per share, respectively.

Employee Stock Purchase Plan

      In August 1995, the Company adopted the Employee Stock Purchase Plan (the Purchase Plan). In May 1999, the stockholders increased the shares available for future issuance under the Purchase Plan by 1,200,000 shares and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the Purchase Plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the Purchase Plan, by an amount equal to forty-three hundredths of one percent (0.43%) of the total number of shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 800,000 shares. Under the Purchase Plan, qualified employees are entitled to purchase shares through payroll deductions at 85% of the fair market value at the beginning or end of the offering period, whichever is lower. As of December 28, 2003, the Company had reserved 5,916,864 shares of common stock for issuance in the aggregate under the Purchase Plan and the Company’s International Employee Stock Purchase Plan, a comparable stock purchase plan for employees of the Company’s foreign subsidiaries who are not residing in the U.S., and a total of 3,451,914 shares had been issued through December 28, 2003.

Shareholder Rights Plan

      On September 15, 2003, the Company amended its existing shareholder rights plan to terminate the rights issued under that rights plan, and the Company adopted a new rights plan. Under the new rights plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on September 25, 2003. The rights will expire on April 28, 2007 unless redeemed or exchanged. Under the new Rights Agreement and after giving effect to the Company’s stock dividend effected on February 18, 2004, each right will, under the circumstances described below, entitle the registered holder to buy one two-hundredths of a share of Series A Junior Participating Preferred Stock for $225.00. The rights will become exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock.

Note 6:     Retirement Plan

      The Company maintains a tax-deferred savings plan, the SanDisk 401(k) Plan, for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the plan on a monthly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $1.2 million; $1.0 million and $1.1 million for the plan years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively

Note 7:     Income Taxes

      The provision for (benefit from) income taxes consists of the following (in thousands):

	December 28,	December 29,	December 30,
	2003	2002	2001

Current:
Federal	$96,399	$(2,717)	$(28,455)
State	19,296	432	38
Foreign	15,025	13,753	6,845

	130,720	11,468	(21,572)
Deferred:
Federal	(50,467)	(7,729)	(97,388)
State	(7,231)	—	(25,040)
Foreign	—	—	—

	(57,698)	(7,729)	(122,428)
Provision for (benefit from) income taxes	$73,022	$3,739	$(144,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax benefits associated with the exercise of stock options reduced taxes payable by $28.1 million and increased the deferred tax asset by $17.0 million in 2003. The tax benefits associated with the exercise of stock options increased taxes receivable by $4.8 million in 2001. Such benefits are credited to paid-in capital when realized.

      The Company’s provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory rates to income (loss) before taxes as follows:

	December 28,	December 29,	December 30,
	2003	2002	2001

Federal statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	3.2	1.1	(5.6)
Utilization of credits and impact of new tax law	(0.5)	(6.8)	(0.6)
Reversal of tax benefit previously taken on UMC shares	13.8	—	—
Tax exempt interest income	(0.4)	(2.5)	(0.5)
Utilization of loss carryforward and change in valuation allowance	(19.3)	(17.6)	8.2
Other individually immaterial items	(1.6)	0.2	0.9

	30.2%	9.4%	(32.6)%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 28, 2003, and December 29, 2002 are as follows (in thousands):

	December 28,	December 29,
	2003	2002

Deferred tax assets:
Inventory valuation	$11,500	$13,000
Deferred revenue recognized for tax purposes	43,500	26,500
Accruals and reserves not currently deductible	28,500	16,100
Foreign tax and other credit carryforwards	12,700	24,700
NOL carryforward	1,300	1,200
Unrealized loss on investment write down	12,300	14,400
Other	1,485	—

Subtotal: Deferred tax assets	111,285	95,900
Valuation allowance for deferred tax assets	—	(66,400)

Total deferred tax assets	$111,285	$29,500

Deferred tax liabilities:
Unrealized gain on sale of foundry shares	(24,500)	(29,500)
Fixed assets and other	(8,052)	—

Total: Deferred tax liabilities	(32,552)	(29,500)

Total net deferred tax assets/(liabilities)	$78,733	$—

      Based on the current year operating income and the Company’s ability to realize certain tax credit carryforwards, the Company has determined that more likely than not, it does not need any valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance against the ending fiscal 2003 net deferred tax assets. The valuation allowance decreased by $66.4 million in 2003 and increased by $30.3 million and $36.1 million in 2002 and 2001, respectively.

      As of December 28, 2003, the Company has no federal net operating loss carryforwards and has a state net operating loss carryforward of approximately $24.4 million. As a result of California legislation, the utilization of the Company’s NOLs is suspended for 2003. The net operating loss carryforward will expire in 2013 if not utilized. The Company has federal research and development tax credit carryforwards of approximately $11.7 million, which will expire at various dates from 2019 through 2023. The Company also has alternative minimum tax carryforwards of $1.0 million, which do not expire.

      Utilization of the credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation is not expected to result in the expiration of credits before utilization.

Note 8:	Joint Venture, Strategic Manufacturing Relationships and Investments

      FlashVision. In April 2002, the Company and Toshiba restructured their FlashVision Dominion Semiconductor business in Virginia and consolidated FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) with Mizuho Corporate Bank, Ltd. and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of December 28, 2003 the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $125.5 million. The Company accounts for its investment in FlashVision under the equity method of accounting.

      UMC. The Company maintains its investment position in United Microelectronics, Inc., or UMC, one of its suppliers of wafers for its controller components, on the cost basis of accounting. During the third quarter of 2003, the Company sold 35 million of its UMC shares for gross proceeds of approximately $30 million. Also during the third quarter, the Company suffered a loss of $18.3 million as a result of the fraudulent sale of 127.8 million of UMC shares owned by the Company and misappropriation of the proceeds, by an employee of Lee and Li, the Company’s law firm in Taiwan. As a result of the unauthorized sales of UMC shares and the Company’s sale of 35 million UMC shares, the Company’s current holdings in UMC decreased to approximately 20.6 million shares. Accordingly, the Company has reduced its UMC investment in foundries as shown in the consolidated balance sheet to $17.5 million at December 28, 2003. In addition, the Company recognized a loss of approximately $18.3 million in accordance with SFAS No. 5 related to the stolen shares and recognized a gain of $7.0 million related to the sale of the 35 million shares in its consolidated statements of income for fiscal 2003. Pursuant to the Settlement Agreement entered into between the Company, Lee and Li and certain Lee and Li personnel, the cash payment received by the Company of $20.0 million on November 14, 2003, as well as, promises to pay, exclusive of interest, of $45.0 million over four years have been classified on the Company’s consolidated balance sheet as a short-term other receivable of $11.3 million and a long-term other receivable of $33.7 million at December 28, 2003. The promises to pay are secured by irrevocable standby letters of credit. The Company believes the credit for future professional services and payments of future charitable contributions on the Company’s behalf in the amount of $18.3 million payable over 18 years, which are an element of the Company’s Settlement Agreement, have no value, as there is no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonable assurance of realization. Accordingly, the Company has charged to earnings these amounts as a loss on unauthorized sale of UMC shares. Related to the recorded loss, the Company recognized a tax benefit in the third quarter of approximately $7.0 million, and it also recognized a charge to its tax provision of approximately $24.4 million resulting from the reversal of a tax benefit recognized in prior periods associated with the stolen UMC shares. If the Company realizes any additional recovery, a gain will be realized in the period of recovery. With respect to the remaining 20.6 million shares owned by the Company, UMC’s share price increased to New Taiwan dollars, or NT$, of NT$29.00 at December 28, 2003, from a stock dividend adjusted price of NT$21.34 at December 29, 2002. As a result, our investment, which is classified as available-for-sale in accordance with SFAS No. 115, includes a net unrealized gain of approximately $4.7 million, inclusive of related tax expense of $0.6 million, recorded as a component of accumulated comprehensive income on the Company’s consolidated balance sheet. If the fair value of the UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock, if the UMC shares are sold.

      At December 29, 2002, the Company’s equity investment in UMC was valued at $113.0 million on the Company’s consolidated balance sheet. In 2002, the Company received approximately 23 million additional shares of UMC stock in the form of stock dividends. These shares were included in the 165 million shares classified as available-for-sale in accordance with SFAS No. 115, were reported at market value of $105.4 million and included in current assets on the Company’s consolidated balance sheet. The Company also had 11 million shares that contained trading restrictions that extended beyond one year, which were valued at their adjusted cost of $7.5 million and were included in non-current assets. UMC’s share price declined to stock dividend adjusted price NT$21.34 at December 29, 2002 from NT$41.22 at December 30, 2001 resulting in a $81.8 million reduction of the Company’s previously recorded unrealized gain on the Company’s investment that is classified as available-for-sale. At December 29, 2002, the market value of the available-for-sale portion of the Company’s UMC investment had declined $6.6 million, before tax, below its adjusted cost of $112.0 million, and this unrealized loss was included in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet. (See Note 12.) The Company accounts for its investment in UMC under the cost method of accounting.

      Tower Semiconductor. In July 2000, the Company entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of December 28, 2003, the Company had invested $79.0 million in Tower and obtained 8,313,638 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 8,313,638 Tower ordinary shares represented an approximate 16% equity ownership position in Tower as of December 28, 2003. In fiscal 2003 the Company recorded write-downs to the value of the wafer credits of $3.9 million and utilized approximately $0.7 million of these wafer credits to purchase controller wafers from Tower. Also in 2003, the Company recorded a $0.6 million gain to adjust the book value of the warrant and as of December 28, 2003, the Company had recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of its investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on its prepaid wafer credits and $0.1 million of losses on its warrant to purchase Tower ordinary shares. As of December 28, 2003, the Company’s Tower ordinary shares were valued at $58.8 million and included an unrealized gain of $34.0 million, inclusive of related tax expense impact of $2.7 million, recorded as a component of accumulated other comprehensive income, its Tower prepaid wafer credits were valued at $1.4 million and the warrant to purchase Tower ordinary shares was valued at $1.2 million.

      In February 2003, the Company agreed to amend its foundry investment agreements with Tower and advance the payment of $11.0 million for the fifth and final milestone in two installments, a first installment of approximately $6.6 million and a second installment of approximately $4.4 million, regardless of whether the milestone was met. Tower’s shareholders approved the amendment in May 2003. In November 2003, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company agreed to further amend the foundry investment agreements, referred to as the November Amendment, to, among other things, (a) advance the entirety of the remaining fifth milestone payment of $6,718,950, or Payment, (b) defer the Company’s use of wafer credits, and (c) extend the lock-up period on the Company’s Tower ordinary shares. The November Amendment was approved by Tower’s shareholders in December 2003, following which approval the Company made the Payment. The Company received 777,294 Tower ordinary shares at the time it made the Payment and 628,611 Tower ordinary shares in January 2004 upon the closing of Tower’s follow-on public offering, which generated net cash to Tower of approximately $75.2 million and correspondingly reduced the Company’s equity ownership position.

      Also under the November Amendment, the Company agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the date of the November Amendment utilizing wafer credits; however, the Company will have the option to convert credits it would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15 day average trading price of Tower shares, or ATP, preceding the last day of the relevant quarter. Unconverted credits shall accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, the Company may convert all of the then remaining Series A-4 Credits into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by the Company and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than the Company and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

      The November Amendment also provides that the Company will not sell its Tower ordinary shares until January 29, 2006, except the Company may sell 30% of the Tower shares held as of January 29, 2004. In addition, the Company has extended the date on which it may exercise its demand registration rights until the earlier of (i) December 31, 2005 and (ii) such date that Tower has fulfilled all of its obligations to raise any additional financing pursuant to its facility agreement.

      As of December 29, 2002, the Company had invested $68.0 million in Tower and obtained 6,100,959 ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The investment in the ordinary shares represented an approximate 14% equity ownership position in Tower as of December 29, 2002. In 2002 and 2001, the Company recognized losses of $15.2 million and $26.1 million, respectively, as a result of other-than-temporary decline in the value of its Tower investment and the impairment in value on its prepaid wafer credits and approximately $0.7 million in unrealized losses related to the fair value of the warrants purchased in October of 2002. These warrants were valued at approximately $0.5 million at December 29, 2002. The Company’s investment in Tower was valued at $21.3 million as of December 29, 2002. At December 29, 2002, the Company’s prepaid wafer credits were valued at $6.0 million, which was net of $2.8 and $5.5 million in write-downs recorded in fiscal 2002 and 2001, respectively, related to the recoverability of these prepaid wafer credits.

      Divio Inc. In November 2000, the Company made a strategic investment of $7.2 million in Divio, Inc., or Divio. During fiscal 2003, Divio was sold to ESS Technology resulting in a net loss from this sale for fiscal 2003 of approximately $0.2 million. The carrying value of the Divio investment on the Company’s consolidated balance sheet at December 29, 2002 was $4.5 million. Prior to Divio’s sale, the Company had accounted for its investment in Divio using the cost method of accounting. During 2002, in connection with the Company’s review of equity investments, an impairment loss of $2.7 million on the Company’s investment in Divio was recognized in accordance with SFAS No. 115.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:     Derivatives

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

      The Company reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Hedge ineffectiveness was not material in fiscal 2003. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

      The Company had foreign exchange contract lines in the amount of $120.0 million at December 28, 2003. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. At December 28, 2003, the Company had no forward contracts outstanding.

      At December 28, 2003, the Company had $11.7 million in Japanese Yen-denominated accounts payable designated as cash flow hedges against Japanese Yen-denominated cash holdings and accounts receivable. The Company had no outstanding hedge contracts. There were no unrealized gains or losses on derivative instruments as of December 28, 2003. At December 29, 2002, the Company had $20.2 million in Japanese Yen-denominated accounts payable designated as cash flow hedges against Japanese Yen-denominated cash holdings and accounts receivable. The Company had no outstanding hedge contracts. There were no unrealized gains or losses on derivative instruments as of December 29, 2002.

      The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. The Company had net transaction gains (losses) of approximately ($1,345,000), ($517,000), and ($894,000), for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively. These amounts are included in other income (loss), net, in the statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company had invested in Tower’s rights offering during 2002 and received a warrant to purchase Tower ordinary shares. The fair value as of December 28, 2003 was approximately $1.2 million, as determined using a Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%; expected life of 2.75 years; volatility factor of 0.70; and risk free interest rate of 2.32%. The fair value of the Tower warrant was approximately $537 thousand as of December 29, 2002, with the following assumptions: dividend yield of 0.0%; expected life of 3.75 years; volatility factor of 0.845; and risk free interest rate of 2.38%. The fair value of the Tower warrant will continue to fluctuate and additional adjustments to the warrant’s fair value will be recorded in future periods.

Note 10:	Restructuring Charge and Related Activities

      During the third quarter of fiscal 2001, the Company adopted a plan to transfer all of its card assembly and test manufacturing operations from its Sunnyvale location to offshore subcontractors. The Company also adopted a plan to reduce its workforce by a total of 193 employees through involuntary employee separations from October 2001 through April 2002. In connection with this restructuring, the Company recorded a restructuring charge of $8.5 million in the third quarter of 2001. The charge included $1.4 million of severance and employee related-costs for a reduction in workforce, equipment write-off charges of $6.0 million and lease commitments of $1.1 million related to the abandonment of a warehouse facility. As of December 28, 2003, with the exception of leases related to the abandoned excess leased facilities, the Company had made all payments associated with the restructuring. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in 2004 and forward. In the first quarter of 2003, the Company entered into a sublease for a portion of the abandoned warehouse facility, which will expire in July of 2005. The applicable sublease income will partially offset the restructuring reserve balance until completely utilized in 2004.

      The following table summarizes the restructuring activity from inception of the plan through the end of 2003:

		Workforce	Lease
	Equipment	Reduction	Commitments	Total

	(In thousands)
Restructuring Charge	$6,383	$1,094	$1,033	$8,510
Non-cash charges	(6,027)	—	—	(6,027)
Cash payments	—	(805)	—	(805)

Accrual balance, December 30, 2001	356	289	1,033	1,678
Non-cash charges	(17)	—	—	(17)
Adjustments	(339)	321	18	—
Cash payments	—	(610)	(471)	(1,081)

Accrual balance, December 29, 2002	—	—	580	580
Cash receipts	—	—	223	223
Cash payments	—	—	(615)	(615)

Accrual balance, December 28, 2003	$—	$—	$188	$188

Note 11:	Geographic Information and Major Customers

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Information regarding geographic areas for fiscal years 2003, 2002 and 2001 are as follows (in thousands):

	Years Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

Revenues:
North America	$417,869	$243,144	$163,516
Japan	184,195	88,298	105,056
Europe	232,080	116,765	57,386
Other foreign countries	245,657	93,066	40,343

Total	$1,079,801	$541,273	$366,301

Long Lived Assets:
North America	$58,569	$22,132	$193,980
Japan	144,761	143,069	388
Europe	169	119	23
Israel	40,877	16,869	15,745
Other foreign countries	156	19,639	25,955

Total	$244,532	$201,828	$236,091

      Revenues are attributed to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. Long-lived assets in Japan are the Company’s investment in FlashVision Yokkaichi of $144.6 million and $142.8 million in 2003 and 2002, respectively. Long lived assets in Israel are the Company’s investment in Tower of $40.4 million and $16.7 million and $15.4 million in 2003, 2002 and 2001, respectively and other foreign countries includes the long-term investment in UMC of $7.5 million in 2002 and $25.9 million in 2001. Long-lived assets in the United States include the investment in FlashVision Dominion Virginia of $153.2 million in 2001, Divio of $4.5 million in 2002 and $7.2 million in 2001 and DPI of $0.6 million in 2001.

Major Customers

      In 2003, 2002 and 2001, there were no customers who accounted for more than 10% of total revenue.

Note 12:	Accumulated Other Comprehensive Income

      Accumulated other comprehensive income (loss) presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term portion of the Company’s investments in UMC and Tower, net of the related tax effects, for all periods presented (in thousands).

	For the Twelve Months Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In thousands)
Net income	$168,859	$36,240	$(297,944)
Unrealized gain (loss) on foundries(1)	82,741	(89,728)	95,927
Unrealized gain (loss) on available-for-sale securities	(622)	292	908

Comprehensive income (loss)	$250,978	$(53,196)	$(201,109)

(1)	For fiscal 2003, excludes a reversal of approximately $24.4 million in deferred tax expense included in prior periods as a component of accumulated other comprehensive income associated with the UMC shares that were subsequently embezzled and fraudulently sold in the third quarter of 2003 and approximately $8.9 million in a similar reversal of deferred tax expense previously included in accumulated other comprehensive income associated with the 35 million UMC shares that the Company sold in its authorized sale in the third quarter of 2003.

      Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheet consists of the accumulated gains and losses on available-for-sale marketable securities, net of taxes, for all periods presented (in thousands):

	2003	2002

Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$433	$1,055
Available-for-sale investments in foundries	38,673	(44,068)

Total accumulated other comprehensive income (loss)	$39,106	$(43,013)

      Total accumulated other comprehensive income (loss) was $39.1 million and ($43.0) million at December 28, 2003 and December 29, 2002, respectively and included gains (losses), net of taxes, on the Company’s investment in (i) UMC of $4.7 million at December 28, 2003 and ($44.0) million at December 29, 2002 and (ii) Tower of $34.0 million and approximately ($50,000) at the same dates, respectively. The amount of income tax expense (benefit) allocated to unrealized gain/loss on investments was ($3.2) million and $37.4 million at December 28, 2003 and December 29, 2002, respectively. The amount of income tax expense allocated to unrealized gain on available-for-sale securities was immaterial at December 28, 2003 and December 29, 2002, respectively.

Note 13:	Related Parties

      The Company has entered into a joint venture agreement with Toshiba, under which they formed FlashVision, to produce advanced NAND flash memory wafers. (See Note 8.) In addition, the Company and Toshiba will jointly develop and share the research and development expenses of future generations of advanced NAND flash memory products. The Company also purchases NAND flash memory card products from Toshiba. In 2003, the Company purchased NAND flash memory wafers and card products from FlashVision and Toshiba and made payments for shared research and development expenses totaling approximately $223.5 million and $124.7 million in 2002. At December 28, 2003 and December 29, 2002, the Company had accounts payable balances due to FlashVision of $30.4 million and $16.8 million respectively, and balances due to Toshiba of $14.6 million and $9.5 million, respectively. At December 28, 2003 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 29, 2002, the Company had accrued current liabilities due to Toshiba for joint research and development expenses of $11.8 million and $10.5 million, respectively.

      In July 2000, the Company entered into a share purchase agreement to make a $75.0 million investment in Tower, in Israel, at that time, representing approximately 10% ownership of Tower. (See Note 8.) SanDisk’s CEO, Dr. Eli Harari, is a member of the Tower board of directors. During 2003, 2002 and 2001, the Company invested $11.0 million, $26.0 million and $42.5 million, respectively in Tower, which included the Company’s participation in Tower’s October 2002 right’s offering. Additionally, the Company commenced the purchase of controller wafers from Tower in 2003 and paid Tower approximately $5.3 million for the purchase of controller wafers. At December 28, 2003 the Company had amounts payable to Tower of approximately $5.4 million related to the purchase of controller wafers. No additional payments were made to Tower in 2002, no goods were purchased in 2002 and there were no liabilities due to Tower at December 29, 2002.

      In September 2003, the Company announced the appointment of the president and chief executive officer of Flextronics International Ltd. to its board of directors. Subsequent to this appointment in 2003, the Company paid Flextronics and its affiliates approximately $8.1 million for wafer testing, packaged memory final testing, card assembly and card testing. At December 28, 2003 the Company had amounts payable to Flextronics and its affiliates of approximately $1.5 million related to wafer testing, packaged memory final testing, card assembly and card testing

Note 14:	Investment in Joint Venture

      The following summarized the financial information for FlashVision at December 28, 2003 and December 29, 2002, respectively (in thousands).

	December 28,	December 29,
	2003	2002

	(Unaudited)	(Unaudited)
Current Assets	$128,774	$192,190
Property, plant and equipment and other assets	$374,438	$171,791
Total Assets	$503,212	$363,981
Current Liabilities	$148,200	$45,906

      The following summarizes financial information for FlashVision for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively (in thousands).

	Twelve Months Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(Unaudited)
Net sales(1)	$272,507	$73,571	$110,706
Gross profit (loss)	1,572	(369)	4,351
Net income	$296	$2,587	$5,160

(1)	Net sales represent sales to both the Company and Toshiba.

Note 15:     Subsequent event (unaudited)

      On January 21, 2004 the Company announced that its Board of Directors had approved a two-for-one stock split of its common stock to be effected in the form of a stock dividend. The stock split will entitle each stockholder of record at the close of business on February 3, 2004, record date, to receive one additional share for every share of SanDisk common stock held on that date. Shares resulting from the split were distributed by the transfer agent on February 18, 2004, payment date. Shares, share price, per share amounts, common stock at par value and capital in excess of par value have been restated to reflect the effect of these stock splits for all periods presented in the Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In February 2004, the Company committed to loan FlashVision up to approximately $150.4 million to fund additional 200-millimeter fabrication capacity through the end of fiscal 2004. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of fiscal 2006. Because the Company’s funding obligation is denominated in Japanese Yen, the amount of its obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date.

      On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al. alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

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

      Reference is made to the information regarding directors and nominees and disclosure relating to compliance with Section 16A of the Securities Exchange Act of 1934 appearing under the captions “Election of Directors” and “Compliance with Section 16A of the Securities Exchange Act of 1934” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 20, 2004, which information is incorporated in this Form 10-K by reference. Information regarding executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

Item 11.	Executive Compensation

      The information required by this item is set forth under “Executive Compensation and Related Information” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

(2) Exhibits required by Item 601 of Regulation S-K

A.     Exhibits

Exhibit
Number	Exhibit Title

3.1	Restated Certificate of Incorporation of the Registrant.(2)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(16)
3.4	Restated Bylaws of the Registrant, as amended to date.(15)
3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (16)
4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)
4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)
4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)
4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)
4.6	Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant. (11)
4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(15)
4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(15)
9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
10.2	1989 Stock Benefit Plan.(2),(*)
10.3	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)
10.4	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)
10.5	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1),(6)
10.6	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1),(6)
10.7	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1),(6)
10.8	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)
10.9	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)
10.10	SanDisk Corporation Special Stock Option Plan, as Amended and Restated through February 23, 2000.(20),(*)
10.11	SanDisk Corporation 1995 Stock Option Plan, as Amended and Restated January 2, 2002.(21),(*)
10.12	SanDisk Corporation 1995 Non-Employee Directors Stock Option Plan, as Amended and Restated as of January 2, 2004.(22),(*)

Exhibit
Number	Exhibit Title

10.13	SanDisk Corporation 1995 Employee Stock Purchase Plan, as Amended and Restated as of January 2, 2002. (21), (*)
10.14	SanDisk Corporation International Employee Stock Purchase Plan, as Amended and Restated as of January 2, 2002. (21),(*)
10.15	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(1)
10.16	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(1)
10.17	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)
10.18	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)
10.19	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)
10.20	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)
10.21	Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation(14)
10.22	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd.(14)
10.23	Memorandum of Understanding, dated as of December 17, 2001 by and between the Registrant and Toshiba Corporation.(15),(1)
10.24	Amendment to Share Purchase Agreement, dated as of March 20, 2002, by and between the Registrant and Tower Semiconductor Ltd.(17)
10.25	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.26	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.27	Amendment to Common R&D Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.28	Amendment to Product Development Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.29	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.30	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(18)
10.31	Amendment to New Master Agreement, dated and effective as of August 13, 2002 by and between the Registrant and Toshiba Corporation.(19),(1)
10.32	Series A Preferred Stock Transfer Agreement, dated as of September 30, 2002, by and among the Registrant, Photo-Me International, Plc., DigitalPortal Inc. and Kevin Donohue.(23)
10.33	Joint Venture Termination Agreement, dated and effective as of September 30, 2002, by and among the Registrant, Photo-Me International, Plc., DigitalPortal Inc. and Kevin Donohue.(23)
10.34	Amendment to Share Purchase Agreement, dated as of February 21, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(24)
10.35	Side Letter to Amendment to Share Purchase Agreement, dated as of February 24, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(24)
10.36	Side Letter to Amendment to Share Purchase Agreement, dated as of April 14, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(24)

Exhibit
Number	Exhibit Title

10.37	Amendment No. 3 to Payment Schedule of Series A-5 Additional Purchase Obligations, Waiver of Series A-5 Conditions, Conversion of Series A-4 Wafer Credits and Other Provisions, dated as of November 11, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(**)
10.38	Settlement Agreement, dated as of November 14, 2003, by and among the Registrant, Lee and Li and certain Lee and Li partners.(**)(†)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Confidential treatment has been requested with respect to certain portions hereof.

(1)	Confidential treatment granted as to certain portions of these exhibits.

(2)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(3)	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K.

(4)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/ A dated April 18, 1997.

(5)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated October 16, 1997.

(7)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

(8)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.

(9)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 1, 1999.

(10)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

(11)	Previously filed as an Exhibit to the Registrant’s 1999 Annual Report on Form 10-K.

(12)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(13)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(14)	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.

(15)	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.

(16)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(17)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

(18)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

(19)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(20)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-63076).

(21)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-85320).

(22)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-112139)

(23)	Previously filed as an Exhibit to the Registrant’s 2002 Annual Report on Form 10-K.

(24)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 30, 2003.

B.	Reports on Form 8-K

      On October 15, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing a theft by an attorney at its Taiwanese law firm. The Registrant filed under Item 12 the issuance of a press release announcing the Registrant’s financial results for the third quarter of 2003.

      On October 14, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing that the United States District Court for the Northern District of California had ruled in the SanDisk patent case against Ritek Corporation and granted Ritek’s motion for summary judgment.

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

Dated: March 12, 2004

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

Signature		Title	Date

By:	/s/ DR. ELI HARARI (Dr. Eli Harari)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

By:	/s/ MICHAEL GRAY (Michael Gray)	Chief Financial Officer, and Senior Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 12, 2004

By:	/s/ IRWIN FEDERMAN (Irwin Federman)	Chairman of the Board, Director	March 12, 2004

By:	/s/ JUDY BRUNER (Judy Bruner)	Director	March 12, 2004

By:	/s/ MICHAEL E. MARKS (Michael E. Marks)	Director	March 12, 2004

Signature		Title	Date

By:	/s/ DR. JAMES D. MEINDL (Dr. James D. Meindl)	Director	March 12, 2004

By:	/s/ ALAN F. SHUGART (Alan F. Shugart)	Director	March 12, 2004

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

3.1	Restated Certificate of Incorporation of the Registrant.(2)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(16)
3.4	Restated Bylaws of the Registrant, as amended to date.(15)
3.5	Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12), (16)
4.2	Amended and Restated Registration Rights Agreement, among the Registrant and the investors and founders named therein, dated March 3, 1995.(2)
4.3	Series F Preferred Stock Purchase Agreement between Seagate Technology, Inc. and the Registrant dated January 15, 1993.(2)
4.4	Rights Agreement, dated as of April 18, 1997, between the Company and Harris Trust and Savings Bank.(4)
4.5	First Amendment to Rights Agreement dated October 22, 1999, between Harris Trust and the Registrant.(9)
4.6	Second Amendment to Rights Agreement dated December 17, 1999, between Harris Trust and the Registrant. (11)
4.7	Indenture, dated as of December 24, 2001, between the Registrant and The Bank of New York, as Trustee, including the form of note set forth in Section 2.2 thereof.(15)
4.8	Registration Rights Agreement, dated as of December 24, 2001, among the Registrant, as Issuer and Morgan Stanley & Co. Incorporated and ABN AMRO Rothschild LLC, as Initial Purchasers.(15)
9.1	Amended and Restated Voting Agreement, among the Registrant and the investors named therein, dated March 3, 1995.(2)
10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
10.2	1989 Stock Benefit Plan.(2),(*)
10.3	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)
10.4	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)
10.5	Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated June 27, 1997.(1),(6)
10.6	Written Assurances Re: Foundry Venture Agreement between the Registrant and United Microelectronics Corporation, dated September 13, 1995.(1),(6)
10.7	Side Letter between Registrant and United Microelectronics Corporation, dated May 28, 1997.(1),(6)
10.8	Clarification letter with regards to Foundry Venture Agreement between the Registrant and United Microelectronics Corporation dated October 24, 1997.(7)
10.9	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)
10.10	SanDisk Corporation Special Stock Option Plan, as Amended and Restated through February 23, 2000.(20),(*)
10.11	SanDisk Corporation 1995 Stock Option Plan, as Amended and Restated January 2, 2002.(21),(*)
10.12	SanDisk Corporation 1995 Non-Employee Directors Stock Option Plan, as Amended and Restated as of January 2, 2004.(22),(*)
10.13	SanDisk Corporation 1995 Employee Stock Purchase Plan, as Amended and Restated as of January 2, 2002. (21), (*)

Exhibit
Number	Exhibit Title

10.14	SanDisk Corporation International Employee Stock Purchase Plan, as Amended and Restated as of January 2, 2002. (21),(*)
10.15	Common R&D and Participation Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(1)
10.16	Product Development Agreement, dated as of May 9, 2000, by and between the Registrant and Toshiba Corporation.(12),(1)
10.17	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)
10.18	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)
10.19	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)
10.20	Shareholders Agreement, dated as of July 4, 2000, by and between the Registrant and the Israel Corporation.(13)
10.21	Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation(14)
10.22	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd.(14)
10.23	Memorandum of Understanding, dated as of December 17, 2001 by and between the Registrant and Toshiba Corporation.(15),(1)
10.24	Amendment to Share Purchase Agreement, dated as of March 20, 2002, by and between the Registrant and Tower Semiconductor Ltd.(17)
10.25	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.26	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.27	Amendment to Common R&D Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.28	Amendment to Product Development Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18),(1)
10.29	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the
Registrant and Toshiba Corporation.(18),(1)
10.30	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(18)
10.31	Amendment to New Master Agreement, dated and effective as of August 13, 2002 by and between the Registrant and Toshiba Corporation.(19),(1)
10.32	Series A Preferred Stock Transfer Agreement, dated as of September 30, 2002, by and among the Registrant, Photo-Me International, Plc., DigitalPortal Inc. and Kevin Donohue.(23)
10.33	Joint Venture Termination Agreement, dated and effective as of September 30, 2002, by and among the Registrant, Photo-Me International, Plc., DigitalPortal Inc. and Kevin Donohue.(23)
10.34	Amendment to Share Purchase Agreement, dated as of February 21, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(24)
10.35	Side Letter to Amendment to Share Purchase Agreement, dated as of February 24, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(24)
10.36	Side Letter to Amendment to Share Purchase Agreement, dated as of April 14, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(24)
10.37	Amendment No. 3 to Payment Schedule of Series A-5 Additional Purchase Obligations, Waiver of Series A-5 Conditions, Conversion of Series A-4 Wafer Credits and Other Provisions, dated as of November 11, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(**)

Exhibit
Number	Exhibit Title

10.38	Settlement Agreement, dated as of November 14, 2003, by and among the Registrant, Lee and Li and certain Lee and Li partners.(**)(†)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Confidential treatment has been requested with respect to certain portions hereof.

(1)	Confidential treatment granted as to certain portions of these exhibits.

(2)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(3)	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K.

(4)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/ A dated April 18, 1997.

(5)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated October 16, 1997.

(7)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

(8)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.

(9)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 1, 1999.

(10)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

(11)	Previously filed as an Exhibit to the Registrant’s 1999 Annual Report on Form 10-K.

(12)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(13)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(14)	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.

(15)	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.

(16)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(17)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

(18)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

(19)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

(20)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-63076).

(21)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-85320).

(22)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-112139)

(23)	Previously filed as an Exhibit to the Registrant’s 2002 Annual Report on Form 10-K.

(24)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 30, 2003.