Form 10-Q
period 2004-03-28
SANDISK CORP
filed 2004-05-06
CIK 1000180

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 28, 2004
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number 0-26734

SanDisk Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0191793

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Caspian Court, Sunnyvale, California	94089

(Address of principal executive offices)	(Zip code)

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

Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of March 28, 2004.

Common Stock, $0.001 par value	161,481,281

Class	Number of shares

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SANDISK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 28,	December 28,
	2004	2003*
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$736,361	$734,479
Short-term investments	576,768	528,117
Investment in foundries	36,648	36,976
Accounts receivable, net	135,435	184,236
Inventories	159,710	116,896
Deferred tax asset	71,054	70,806
Other receivable	11,274	11,352
Prepaid expenses, other current assets and tax receivable	16,643	42,042

Total current assets	1,743,893	1,724,904
Property and equipment, net	62,062	59,470
Investment in foundries	43,955	40,446
Investment in FlashVision	145,584	144,616
Deferred tax asset	7,927	7,927
Other receivable	30,938	33,751
Note receivable, related party	22,164	—
Deposits and other non-current assets	6,121	12,400

Total Assets	$2,062,644	$2,023,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$77,346	$88,737
Accounts payable to related parties	51,664	45,013
Accrued payroll and related expenses	18,319	28,233
Income taxes payable	26,323	37,254
Research and development liability, related party	8,100	11,800
Other accrued liabilities	38,421	36,661
Deferred income on shipments to distributors and retailers and deferred revenue	97,992	99,136

Total current liabilities	318,165	346,834
Convertible subordinated notes payable	150,000	150,000
Deferred revenue and other liabilities	24,430	25,992

Total Liabilities	492,595	522,826
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock	—	—
Common stock	1,213,973	1,207,958
Retained earnings	317,192	253624
Accumulated other comprehensive income	38,884	39,106

Total stockholders’ equity	1,570,049	1,500,688
Total Liabilities and Stockholders’ Equity	$2,062,644	$2,023,514

*Information derived from the audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 28,	March 30,
	2004	2003
Revenues:
Product	$338,779	$155,448
License and royalty	48,151	19,032

Total revenues	386,930	174,480
Cost of product revenues	231,012	102,889

Gross profits	155,918	71,591
Operating expenses:
Research and development	26,762	17,578
Sales and marketing	19,661	12,642
General and administrative	10,936	6,685

Total operating expenses	57,359	36,905

Operating income	98,559	34,686
Equity in income of joint ventures	647	139
Interest income	3,960	2,188
Interest expense	(1,688)	(1,688)
Loss on investment in foundries	(573)	(2,166)
Loss on equity investment	—	(4,500)
Other income (expense), net	44	(1,016)

Income before provision for income taxes	100,949	27,643
Provision for income taxes	37,381	2,718

Net income	$63,568	$24,925

Net income per share:
Basic	$0.39	$0.18
Diluted	$0.34	$0.17
Shares used in computing net income per share:
Basic	161,207	138,577
Diluted	189,403	159,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	March 28,	March 30,
	2004	2003
Cash flows from operating activities:
Net income	$63,568	$24,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,999	4,850
Provision for doubtful accounts	1,681	—
Amortization bond issuance costs	220	220
Deferred taxes	—	(5,685)
Loss on investment in foundries	573	2,166
Loss on equity investment	—	4,500
Equity in income of joint ventures	(647)	(139)
(Gain) loss on disposal of fixed assets	(81)	371
Changes in operating assets and liabilities:
Accounts receivable	47,120	115
Other receivable	2,891	—
Income tax refund receivable	—	1,563
Inventories	(42,814)	537
Prepaid expenses	24,862	8,368
Deposits and other assets	1,094	(24)
Note receivables, related party	(22,164)	—
Investment in FlashVision	(321)	179
Accounts payable	(11,391)	5,646
Accrued payroll and related expenses	(9,914)	(4,476)
Income taxes payable	(10,931)	1,859
Other accrued liabilities	1,752	502
Other current liabilities, related parties	6,651	(3,086)
Research and development liabilities, related parties	(3,700)	(6,007)
Deferred revenue	(2,698)	(2,016)
Other liabilities	—	(365)

Net cash provided by operating activities	53,750	34,003
Cash flows from investing activities:
Purchases of short term investments	(240,195)	(95,547)
Proceeds from sale of short term investments	191,722	57,297
Acquisition of capital equipment	(9,442)	(7,949)
Proceeds from sale of fixed assets	32	—

Net cash used in investing activities	(57,883)	(46,199)
Cash flows from financing activities:
Sale of common stock	6,015	2,172

Net cash provided by financing activities	6,015	2,172

Net increase (decrease) in cash and cash equivalents	1,882	(10,024)
Cash and cash equivalents at beginning of period	734,479	220,785

Cash and cash equivalents at end of period	$736,361	$210,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     1. Basis of Presentation

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of March 28, 2004, and the results of operations and cash flows for the three-month periods ended March 28, 2004 and March 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K as of, and for, the year ended December 28, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company’s results of operations and cash flows for the three-month period ended March 28, 2004 are not necessarily indicative of results that may be expected for the year ended January 2, 2005, or for any future period.

     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarters of 2004 and 2003 ended on March 28, 2004 and March 30, 2003. Fiscal year 2004 is 53 weeks long and ends on January 2, 2005. Fiscal year 2003 was 52 weeks long and ended on December 28, 2003.

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

     Foreign Currency Translation. The U.S. dollar is the functional currency for most of the Company’s foreign operations. Gains and losses on the re-measurement into U.S. dollars of the amounts denominated in foreign currencies are included in the net income (loss) for those operations whose functional currency is the U.S. dollar and translation adjustments are included in other comprehensive income and as accumulated other comprehensive income, for those operations whose functional currency is the local currency. The Japanese Yen is the functional currency for the Company’s FlashVision joint venture.

     Warranty Costs. The majority of the Company’s products are warrantied for one to five years. A provision for the estimated future cost related to warranty expense is recorded and included in the cost of revenue when shipment occurs. The Company’s warranty obligation is affected by product failure rates and repair or replacement costs incurred in supporting a product failure. The Company’s warranty obligation can be affected by seasonality as well as changes in product shipment levels. Should actual product failure rates, repair or replacement costs differ from the Company’s estimates, adjustments to its warranty liability would be required.

     The Company’s warranty activity is as follows (in thousands):

Balance at	Additions Charged to		Balance at
December 28, 2003	Costs of Revenue	(Usage)	March 28, 2004
$3,694	$3,108	$(1,844)	$4,958

     Stock-Based Compensation. The Company accounts for employee stock-based compensation using the intrinsic value method and accordingly, no expense has been recognized for options granted to employees under the plans as the grant price is set at the fair market value of the stock on the day of grant. The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” had been applied to all stock-based awards:

	Three months ended
	March 28,	March 30,
	2004	2003
	(in thousands,
	except per share data)
Net income, as reported	$63,568	$24,925
Fair value method expense, net of related tax	(9,207)	(9,192)

Pro forma net income	$54,361	$15,733

Pro forma basic income per share	$0.34	$0.11

Pro forma diluted income per share	$0.29	$0.11

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made as of March 28, 2004 and March 30, 2003:

	March 28,	March 30,
	2004	2003
Dividend yield	None	None
Expected volatility	0.926	0.975
Risk-free interest rate	2.90%	2.88%
Expected lives	5 years	5 years

     The per share weighted-average fair value of options granted during the first quarters of fiscal 2004 and 2003 were $24.68 and $6.58, respectively.

     The pro forma net income and pro forma net income per share amounts listed above include expenses related to our employee stock purchase plans. The fair value of issuances under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes model, with the following weighted-average assumptions for issuances made as of March 28, 2004 and March 30, 2003, respectively:

	March 28,	March 30,
	2004	2003
Dividend yield	None	None
Expected volatility	0.534	0.841
Risk-free interest rate	3.20%	3.07%
Expected lives	½ year	½ year

     Recent Accounting Pronouncements. In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

     Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation matters, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

     Among the scope exceptions, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the Interpretation unless one or more of four named conditions exist. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003.

     The Company has reviewed its investment portfolio to determine whether any of its equity investments are considered variable interest entities. The Company did not identify any variable interest entities that must be consolidated as of March 28, 2004, but has made the required additional disclosures.

     3. Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Inventories are as follows (in thousands):

	March 28,	December 28,
	2004	2003
	(in thousands)
Inventories:
Raw material	$18,983	$12,265
Work-in-process	50,416	40,246
Finished goods	90,311	64,385

Total Inventories	$159,710	$116,896

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

     In the first three months of fiscal 2004 and 2003, the Company sold approximately $2.2 million and $1.8 million of inventory that had been fully written off in previous periods. The Company may be forced to take additional write-downs for excess or obsolete inventory in future quarters if inventory levels exceed forecasted customer orders. In addition, the Company may record lower of cost or market price adjustments to its inventories if continued pricing pressure results in a net realizable value that is lower than its manufacturing cost. Although the Company continuously tries to maintain its inventory in line with the near-term forecasted level of business, the Company is obligated to honor existing purchase orders that have been placed with its suppliers. In the case of its FlashVision joint venture, the Company is obligated to purchase 50% of the production output, which makes it more difficult for the Company to reduce its inventory in times when the demand forecast is reduced.

     4. Accumulated Other Comprehensive Income

     Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-term portion of the Company’s investments in United Microelectronics, Inc., or UMC, and Tower, net of the related tax effects, for all periods presented.

	March 28,	December 28,
	2004	2003
Accumulated net unrealized gain on:
Available-for-sale short-term investments	$611	$433
Available-for-sale investment in foundries	38,273	38,673

Total accumulated other comprehensive income	$38,884	$39,106

     Total accumulated other comprehensive income was $38.9 million and $39.1 million at March 28, 2004 and December 28, 2003, respectively and included gains, net of taxes, on the Company’s investment in (i) UMC of $4.8 million at March 28, 2004 and $4.7 million at December 28, 2002 and (ii) Tower of $33.5 million and $34.0 million at the same dates, respectively. The amount of income tax (benefit) allocated to unrealized gain/loss on investments was ($3.5) million and ($3.2) million as of March 28, 2004 and December 28, 2003, respectively (See also Note 8). The amount of income tax expense allocated to unrealized gain on available-for-sale securities was not significant at March 28, 2004 and December 28, 2003, respectively.

     Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheet consists of the accumulated gains and losses on available-for-sale marketable securities, net of taxes, for all periods presented. Comprehensive income is as follows (in thousands):

	Three months ended
	March 28,	March 30,
	2004	2003
	(in thousands)
Net income	$63,568	$24,925
Unrealized loss on foundries	(400)	(14,376)
Unrealized gain (loss) on available-for-sale securities	178	(198)

Comprehensive income	$63,346	$10,351

     5. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended
	March 28,	March 30,
	2004	2003
Numerator:
Numerator for basic net income per share:
Net income	$63,568	$24,925

Denominator for basic net income per share:
Weighted average common shares outstanding	161,207	138,577

Basic net income per share	$0.39	$0.18

Numerator for diluted net income per share:
Net income	$63,568	$24,925
Tax-effected interest and bond amortization expenses attributable to convertible subordinated notes	1,202	1,720

Net income assuming conversion	$64,770	$26,645

Denominator for diluted net income per share:
Weighted average common shares	161,207	138,577
Incremental common shares attributable to exercise of outstanding employee stock options and warrants (assuming proceeds would be used to purchase common stock)	11,920	5,059
Weighted convertible subordinated debentures	16,276	16,276

Shares used in computing diluted net income per share	189,403	159,912

Diluted net income per share	$0.34	$0.17

     Basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share includes the dilutive effects of stock options, warrants, and convertible securities. For the first quarter of 2004 and 2003, options to purchase 5,164,740 and 8,067,418 shares of common stock, respectively, have been omitted from the diluted net income per share calculation because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

     6. Commitments, Litigation, Contingencies and Guarantees

Commitments

     The terms of the FlashVision joint venture, as described in Note 8, contractually obligate the Company to purchase half of FlashVision’s NAND wafer production output. The Company also has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of the Company’s foundry agreement with Toshiba, the Company is required to provide Toshiba with a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under this arrangement relating to the first three months of the six-month forecast are binding, are at market prices and cannot be cancelled. At March 28, 2004, approximately $20.1 million of non-cancelable purchase orders for flash memory wafers from Toshiba and FlashVision were outstanding. In addition, as a part of the joint venture agreement with Toshiba, the Company is required to fund certain research and development expenses related to the development of advanced NAND flash memory technologies. As of March 28, 2004, the Company had accrued liabilities related to those expenses of $8.1 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of the Company’s revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred.

     Given the current apparent acceleration in global demand for flash memory wafers and assuming that the markets for the Company’s products continue their current growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to the Company from all its current sources. In that case, the Company may need to secure for itself substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithography. Accordingly, the Company and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. Toshiba and the Company plan to substantially expand and increase Yokkaichi’s 200 mm Flash memory wafer output in 2004 and 2005. The capacity expansion will be partially funded through FlashVision internally generated funds, as well as through substantial additional investments by Toshiba and SanDisk. In February 2004, the Company committed to loan FlashVision up to approximately $150.4 million, based upon the exchange rate in effect on that date, to fund additional 200-millimeter fabrication capacity through the first quarter of fiscal 2005. Through March 28, 2004, the Company had funded approximately $22.2 million under this loan arrangement at an interest rate of TIBOR plus 0.35%. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of 2006. Because the Company’s funding obligation is denominated in Japanese Yen, the amount of the Company’s obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date.

     In December 2003, Toshiba and the Company announced their intention to, and signed a non-binding Memorandum of Understanding, or MOU, in April 2004 with respect to cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. The Company and Toshiba are currently in discussions regarding the definitive terms of this proposed venture. The non-binding MOU contemplates that, as under the current FlashVision joint venture, the Company would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba would construct the Fab 3 building, depreciation of the Fab 3 building would be a component of the cost to each party of wafers produced by Fab 3, and both parties would provide funds for the manufacturing equipment. Toshiba began construction of the building in April 2004. The Company may agree that in the event that the Company and Toshiba do not execute definitive agreements with respect to Fab 3, the Company will reimburse Toshiba for 50% of certain start-up costs and Fab 3 Company formation costs incurred by Toshiba and for cancellation fees due under authorized contractor and vendor invoices for orders placed by Toshiba for certain equipment and construction materials for Fab 3 that Toshiba cannot otherwise use, which amounts would be substantial. The total investment in Fab 3, excluding the cost of building construction which will be borne by Toshiba, is currently estimated at $2.5 billion through the end of 2006, of which the Company’s share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. Fab 3 has available space to expand capacity beyond 2006, and further investments to increase such output would be shared equally. If the Company and Toshiba agree upon and execute definitive agreements with respect to Fab 3, the Company will need to raise additional capital for its portion of the investment. In addition to its initial investment in expansion at Yokkaichi and in Fab 3, if definitive agreements for Fab 3 are signed by the Company and Toshiba, for several quarters the Company will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the expanded fabrication facility and at Fab 3.

     At March 28, 2004, the Company had approximately $108.4 million of total non-cancelable outstanding purchase orders with its suppliers and subcontractors. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at March 28, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

Contractual Obligations and Off Balance Sheet Arrangements

						More than 5
			Less than	2 - 3 Years	4 -5 Years	Years
			1 Year	(Fiscal 2005	(Fiscal 2007	(Fiscal 2009
	Total		(Fiscal 2004)	and 2006)	and 2008)	and beyond)
CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000		$—	$150,000	$—	$—
Interest payable on convertible subordinated notes	20,250		6,750	13,500	—	—
Operating leases	6,121		2,525	3,596	—	—
FlashVision research and development, fabrication capacity expansion and start-up costs	299,943	(2)(3)	143,074	102,869	54,000
Non-cancelable purchase commitments	108,664	(1)	108,664	—	—	—

Total contractual cash obligations	$584,978		$261,013	$269,965	$54,000	$—

(1) FlashVision binding three-month purchase commitments for flash memory wafers are denominated in Japanese Yen, and are subject to fluctuation in exchange rates prior to payment.

(2) Includes a loan to FlashVision entered into in February 2004.

(3) Excludes potential Fab 3 FlashVision agreement, as definitive agreements are not final.

					More than 5
		Less than	2 - 3 Years	4 -5 Years	Years
		1 Year	(Fiscal 2005	(Fiscal 2007	(Fiscal 2009
	Total	(Fiscal 2004)	and 2006)	and 2008)	and beyond)
CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$283	$159	$124	$—	$—

Total contractual cash income	$283	$159	$124	$—	$—

As of March 28, 2004
OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease	$127,102

     The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2007. Future minimum lease payments under operating leases at March 28, 2004 are as follows (in thousands):

Fiscal Year Ending:

2004	$2,525
2005	2,442
2006	1,154
Thereafter	—

Total	$6,121

     The Company subleases a building and certain equipment under non-cancelable operating leases. Future minimum lease rentals on non-cancelable operating leases at March 28, 2004 are as follows (in thousands):

Year Ending December 31,

2004	159
2005	124
Thereafter	—

Total	$283

     The Company had foreign exchange contract lines in the amount of $120.0 million at March 28, 2004. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. There were no foreign exchange contracts outstanding at March 28, 2004.

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

     Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from the Company’s expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. The Company has been subject to, and expects to continue to be subject to, claims and legal proceedings regarding alleged infringement by it of the patents, trademarks and other intellectual property rights of third parties. Furthermore, parties that the Company has sued and that it may sue for patent infringement may counter-sue the Company for infringing their patents. Litigation involving intellectual property can become complex and extend for a protracted time, and is often very expensive. Such claims, whether or not meritorious, may result in the expenditure of significant financial resources, injunctions against the Company or the imposition of damages that it must pay and would also divert the efforts and attention of some of the Company’s key management and technical personnel. The Company may need to obtain licenses from third parties who allege that the Company has infringed their rights, but such licenses may not be available on terms acceptable to the Company or at all. Moreover, if the Company is required to pay significant monetary damages, are enjoined from selling any of its products or are required to make substantial royalty payments, the Company’s business would be harmed.

     On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against the Company and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against the Company but named more than twenty-five additional defendants. The Amended Complaint alleges that the Company, and the other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that the Company be enjoined from its allegedly infringing activities and seeks unspecified damages. On February 4, 2002, the Company filed an answer to the Amended Complaint, wherein the Company alleged that it does not infringe the asserted patents, and further that the patents are not valid or enforceable.

     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe it’s U.S. Patent No. 5,602,987, or the ‘987 patent. Defendants have filed answers denying the allegations. The Company filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe its ‘987 patent prior to the trial on the merits. On May 17, 2002, the Court denied the Company’s motion. Discovery has commenced. Ritek filed a motion for summary judgment of non-infringement on October 31, 2002. The Company filed a cross-motion for summary judgment of Ritek’s infringement. The Court granted Ritek’s motion on September 30, 2003. On April 20, 2004, the Court granted defendant Pretec’s motion for summary judgment on similar grounds. The Company intends to appeal the Court’s rulings. The rulings do not affect the validity of the patent.

     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed Infineon’s U.S. Patent No. 5,726,601, or the ‘601 patent. The Company contends that it has not infringed any valid claim of the ‘601 patent. On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity in the United States District Court for the Northern District of California. In the suit, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ, the Company is seeking a declaration that it has not infringed the ‘601 patent and that the patent is invalid. On October 6, 2003, Infineon filed an answer to the Company’s complaint and counterclaim for alleged patent infringement. By its answer and counterclaim, Infineon: (i) denied that the Company is entitled to the declaration sought by the Company’s complaint; (ii) requested that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and another patent – U.S. Patent No. 4,841,222, or the ‘222 patent, willfully and deliberately; and (iii) sought damages, attorneys’ fees, and an injunction against the Company from making, using, selling, offering for sale, and/or importing any product that infringes upon the rights secured by the ‘601 and ‘222 patents. Later on October 6, 2003, Infineon filed an amended answer and counterclaim, which includes the same substantive allegations of infringement that are found in its original answer and counterclaim. On October 27, 2003, the Company filed a reply to Infineon’s counterclaims, wherein the Company denied that it infringes the asserted patents, and denied that Infineon is entitled to any relief in the action. Discovery has commenced. On January 13, 2004, Infineon informed the Company that it desires to file an amended counterclaim that would omit claims under the ‘222 patent, leaving only the ‘601 patent in the suit.

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

     On February 20, 2004 the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al. alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecific amount.

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

Contingencies

     FlashVision – FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of March 28, 2004, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $127.1 million.

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

     Effective as of November 14, 2003, the Company and Lee and Li entered into a Settlement and General Release Agreement, or Settlement Agreement, concerning the embezzled shares. Pursuant to the Settlement Agreement, the Company was remitted a cash payment of $20.0 million at the time of signing. In addition, Lee and Li will pay the Company $45.0 million ($47.9 million including interest) over four years in sixteen quarterly installments. The first of these quarterly payments was received by the Company in its first quarter of 2004. The remaining amount due from Lee and Li as of March 28, 2004 is $42.2 million has been classified on the Company’s condensed consolidated balance sheet at March 28, 2004 as a short-term other receivable of $11.3 million and a long-term other receivable of $30.9 million. These amounts are secured by irrevocable standby letters of credit issued by the International Commercial Bank of China, or ICBC. Further, Lee and Li has extended a credit to the Company in the amount of $18.3 million to be applied against future legal services provided by Lee and Li and to be spread equally over 18 years. In the event that the Company does not fully utilize this credit in a given year, Lee and Li will annually remit one-third of the unused credit amount for that year to the Company and the Company will donate such amount to its corporate charitable fund. The remaining two-thirds of the unused credit will be donated by Lee and Li in equal amounts to the Taiwan Red Cross and to a joint SanDisk/Lee and Li Lecture Program to promote integrated education in business, technology and law in Taiwan and China. If any of the stolen assets are recovered, the net amount after recovery expenses, will be split between the Company and Lee and Li, in specified proportions until the Company receives a maximum amount of $106.6 million, including all amounts described above. (See also Note 8).

Guarantees

     The Company has historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies and in some instances includes indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. The nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements and as of March 28, 2004, no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

     As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 28, 2004.

     7. Derivatives

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

     All derivatives are recorded at fair market value on the balance sheet, classified in other assets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. Subsequent to the adoption of SFAS 133, the Company has only engaged in the fair value hedge accounting pursuant to the methodology described herein.

     For foreign currency forward contracts, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, each of which is based on forward rates. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings immediately. The Company estimates the fair values on derivatives based on quoted market prices or pricing models using current market rates.

     The Company reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Hedge ineffectiveness was not material in the first quarters of fiscal 2004 and 2003. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

     The Company had foreign exchange contract lines in the amount of $120.0 million at March 28, 2004. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. At March 28, 2004, the Company had no forward contracts outstanding.

     At March 28, 2004, the Company had $10.8 million in Japanese Yen-denominated accounts payable designated as fair value hedges against Japanese Yen-denominated cash holdings and accounts receivable. The Company had no outstanding hedge contracts. There was no unrealized gains or losses on derivative instruments as of March 28, 2004.

     The impact of movements in currency exchange rates on foreign exchange contracts substantially mitigates the related impact on the underlying items hedged. Foreign exchange gain was $0.1 million in the first quarter of 2004 and a loss of ($0.5) million was recorded in the first quarter of 2003. These amounts are included in other expense, net, in the condensed consolidated statements of income.

     8. Joint Venture, Strategic Manufacturing Relationships, Investments and Related Parties

     FlashVision — In April 2002, the Company and Toshiba restructured their FlashVision Dominion Semiconductor business in Virginia and consolidated FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) with Mizuho Corporate Bank, Ltd. and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of March 28, 2004 the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $127.1 million. The Company accounts for its investment in FlashVision under the equity method of accounting.

     UMC — The Company maintains its investment position in UMC, one of its suppliers of wafers for its controller components, on the cost basis of accounting. The Company owns 20.6 million shares of UMC stock as of March 28, 2004. At March 28, 2004, UMC’s share price decreased to New Taiwan dollars, or NT$, of NT$28.60, from a price of NT$29.00 at December 28, 2003. The value of the Company’s investment on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As a result, the Company’s investment, which is classified as available-for-sale in accordance with SFAS No. 115, includes a net unrealized gain of approximately $4.8 million, inclusive of related tax expense of $0.5 million, recorded as a component of accumulated comprehensive income on the Company’s condensed consolidated balance sheet (See also Note 4). If the fair value of the UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, there may be a gain or loss, due to fluctuations in the market value of UMC’s stock, if the UMC shares are sold.

     Tower Semiconductor — In July 2000, the Company entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of March 28, 2004, the Company had paid all five of its milestone payments and participated in Tower’s 2002 rights offering for a total investment in Tower of $79.0 million in return for 8,942,249 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 8,942,249 Tower ordinary shares represented an approximate 14% equity ownership position in Tower as of March 28, 2004. In the first quarter of fiscal 2004 the Company utilized approximately $0.5 million of these wafer credits to purchase controller wafers from Tower. As of March 28, 2004, the Company had recognized cumulative losses of approximately $32.2 million as a result of the other-

than-temporary decline in the value of its investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on its prepaid wafer credits and $0.7 million of losses on its warrant to purchase Tower ordinary shares. As of March 28, 2004, the Company’s Tower ordinary shares were valued at $62.3 million and included an unrealized gain of $33.5 million, inclusive of related tax expense impact of $3.0 million, recorded as a component of accumulated other comprehensive income. As of March 28, 2004, the Company’s Tower prepaid wafer credits were valued at $0.9 million and the warrant to purchase Tower ordinary shares was valued at $0.6 million.

     In November 2003, the Company amended its foundry investment agreements with Tower and, among other things, agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the date of this amendment; however, the Company will have the option to convert credits it would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15 day ATP preceding the last day of the relevant quarter. Unconverted credits the Company would have otherwise been able to utilize in the quarter will accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, the Company may convert all of the then remaining credits it was issued in connection with its fourth milestone payment into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by the Company and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than the Company and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

     The Company also agreed not to sell its Tower ordinary shares until January 29, 2006, except the Company may sell 30% of the Tower shares held as of January 29, 2004. In addition, the Company has extended the date on which it may exercise its demand registration rights until the earlier of (i) December 31, 2005 and (ii) such date that Tower has fulfilled all of its obligations to raise any additional financing pursuant to its facility agreement.

     Related party transactions — The Company has entered into a joint venture agreement with Toshiba, under which they formed FlashVision, to produce advanced NAND flash memory wafers. In addition, the Company and Toshiba will jointly develop and share the research and development expenses of future generations of advanced NAND flash memory products. The Company also purchases NAND flash memory card products from Toshiba. In the first quarter of 2004, the Company purchased NAND flash memory wafers and card products from FlashVision and Toshiba and made payments for shared research and development expenses totaling approximately $106.8 million. At March 28, 2004 and December 28, 2003, the Company had accounts payable balances due to FlashVision of $19.3 million and $30.4 million respectively, and balances due to Toshiba of $13.1 million and $14.6 million, respectively. At March 28, 2004 and December 28, 2003, the Company had accrued current liabilities due to Toshiba for joint research and development expenses of $8.1 million and $11.8 million, respectively.

     In July 2000, the Company entered into a share purchase agreement to make a $75.0 million investment in Tower, in Israel, at that time representing approximately 10% ownership of Tower. The Company’s CEO, Dr. Eli Harari, is a member of the Tower board of directors. The Company commenced the purchase of controller wafers from Tower in the last half of 2003. The Company purchased $9.6 million of controller wafers from Tower in the first quarter of 2004 and none in the comparable period of fiscal 2003. At March 28, 2004 and December 28, 2003 the Company had amounts payable to Tower of approximately $2.8 million and $5.4 million, respectively, related to the purchase of controller wafers.

     In September 2003, the Company announced the appointment of the president and chief executive officer of Flextronics International Ltd. to its board of directors. Subsequent to this appointment in 2003 and through December 28, 2003, the Company paid Flextronics and its affiliates approximately $8.1 million for wafer testing, packaged memory final testing, card assembly and card testing. For the first quarter of 2004, the Company paid Flextronics and its affiliates approximately $5.5 million for these services. At March 28, 2004 and December 28, 2003, the Company had amounts payable to Flextronics and its affiliates of approximately $3.2 million and $1.5 million, respectively, for these services.

     9. Income Taxes

     For the three months ended March 28, 2004, the Company recorded an income tax provision of $37.4 million or an effective rate of approximately 37%. This compares to a tax provision of $2.7 million recorded for the same period in 2003 or an effective rate of approximately 9%. The tax provision for the first quarter of 2004 is computed based on the

Company’s estimated annual earnings projections and is primarily related to U.S. federal and state income tax along with benefits from tax-exempt interest and research and development credits. The estimated annual effective tax rate for 2003 was less than the statutory rate primarily due to taxes provided in foreign jurisdictions offset by a partial reversal of the valuation allowance.

     10. Subsequent Events

     On April 30, 2004, the Company announced the appointment of Ms. Judy Bruner as its Executive Vice President of Administration and Chief Financial Officer. In connection with this appointment, Ms. Bruner resigned from the Company’s Audit Committee and announced that she will resign from the Company’s Board of Directors after a transition period.

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

Overview

     SanDisk was founded in 1988 to develop and market flash data storage systems. We sell our products to the consumer electronics and industrial/communications markets. For the first quarter of 2004, approximately 94% of our product sales were attributable to the consumer electronics market, particularly sales of our Secure Digital, or SD card, CompactFlash, or CF card, miniSD, Memory Stick, USB Flashdrives, SmartMedia and xD-Picture card products primarily in digital camera applications and cell phones. Substantial portions of our products are sold into the retail channel, which usually has shorter customer order lead-times than our other channels. A majority of our sales to the retail channel have immediate request dates, with orders received and fulfilled in the same quarter, thereby decreasing our ability to accurately forecast future production needs and sales levels. We believe sales to the consumer market will continue to represent a substantial majority of our sales, and may even increase as a percentage of our sales in future years. There is an increasing popularity of consumer applications with flash memory, including digital cameras, portable digital music players, cell phones, cell phones that incorporate digital cameras and USB flash drives.

     Our operating results are affected by a number of factors including the volume of product sales, competitive pricing pressures, availability of foundry capacity from both captive and non-captive sources, the timing and volume of sell-through by our distributors and retail customers to their customers, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing capacity utilization, the timing of significant orders, our ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing, amount and rate of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. In the event we are required to increase purchases of flash memory products from non-captive sources due to supply constraints on our captive sources, our product gross margins may be adversely impacted. We have experienced seasonality in the past, and as the proportion of our products sold for use in consumer electronics applications increases, our revenues may become increasingly subject to seasonal increases in the fourth quarter of each year with declines in the first quarter of the following year. See “Factors That May Affect Future Results — Risks Related to Our Business — Our operating results may fluctuate significantly....” and “ — Risks Related to Sales of Our Products — There is seasonality in our business....”

     Beginning in late 1995, we adopted a strategy of licensing our flash technology, including our patent portfolio, to third-party manufacturers of flash products. To date, we have entered into patent cross-license agreements with several companies, and intend to pursue opportunities to enter into additional licenses. Under our current license agreements, licensees pay license fees, royalties, or a combination thereof. In some cases, the compensation to us may be partially in the form of guaranteed access to flash memory manufacturing capacity from the licensee company. The timing and amount of royalty payments and the recognition of license fees can vary substantially from quarter-to-quarter depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties. As a result, our license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. We expect an increase in the level of royalty bearing sales in the future which may be partially offset by a reduction in the royalty rates for some of our licensees as certain of our existing license agreements expire or as provided in our agreements with certain licensees. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues.

     We market our products using our direct sales organization, distributors, manufacturers’ representatives, private label partners, OEMs and retailers. In the first quarters of 2004 and 2003, direct retail sales accounted for 67% and 62% of total product revenues, respectively. Total product revenue dollars from our retail channels increased 135% in the first quarter of 2004 over the comparable period in 2003. We expect that sales through the retail channel will continue to comprise a significant portion of our product revenues in the future, and that a substantial portion of our sales into the retail channel will be made to customers that will have the right to return unsold products through stock rotation programs. Our policy is to defer recognition of revenues from these sales until the products are sold to the end customers. In the first quarter of 2004 and 2003, sales to the OEM and industrial distribution channels accounted for 33% and 38% of total product revenues. Total revenue dollars from our OEM and industrial distribution channels increased 89% in the first quarter of 2004 over the comparable period in 2003. Revenues from our OEM channel are generally recognized upon shipment and revenues through our industrial distribution channel are recognized upon sell-through to end distributors’ customers.

     Historically, a majority of our sales have been to a limited number of customers. Sales to our top 10 customers accounted for approximately 50% of our product revenues in the first quarter of 2004, and approximately 53% of our product revenues in the first quarter of 2003. No single customer accounted for greater than 10% of our total revenues in the first quarters of 2004 or 2003. We expect that sales of our products to a limited number of customers will continue to account for a substantial portion of our product revenues for the foreseeable future. The loss of, or a significant reduction in purchases by any of our major customers, could harm our business, financial condition and results of operations. See “Factors That May Affect Future Results — Risks Related to Sales of Our Products — Sales to a small number of customers represent a significant portion of our revenues....”

     All of our flash memory products require silicon wafers for the memory and controller components, which are included in our flash card products. The substantial majority of our memory wafers are currently manufactured for us by Toshiba Corporation’s, or Toshiba’s, wafer facility at Yokkaichi, Japan, under our joint venture agreement. Additionally, in August 2002, we entered into a seven-year supply agreement with Samsung Electronics Co., Ltd., or Samsung, which extended our existing relationship and allows us to purchase NAND flash memory products from Samsung’s fabrication facilities in South Korea and to a lesser extent by Renesas. Currently, our controller wafers are only manufactured by United Microelectronics Inc., or UMC, and Tower Semiconductor Ltd., or Tower. Our business is subject to cyclical patterns as the demand versus supply equation is rarely in balance. In times where supply outpaces demand, we have experienced significant declines in our average selling-prices. In times where demand outpaces supply, average selling prices tend to decline more modestly. While the changes in average selling prices significantly impact our gross margins, we believe that declines in average selling prices allow for new markets or new applications for flash memory to be created. It is our challenge to reduce our costs through greater efficiencies and in lower technology geometries, such that our reduction in costs exceeds the declines in average selling prices. We anticipate in this environment that our gross margins may still be negatively impacted. However, new markets and applications may enable us to increase our revenue levels which in turn will increase our net income. If industry-wide demand for our products is below the industry-wide available supply for prolonged periods, our product prices could decrease faster than our ability to reduce costs resulting in operating losses in the future.

     Under our wafer supply agreements with FlashVision, Samsung, Toshiba, Tower and UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments. The estimates for the remaining three months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of all of FlashVision’s wafer production. This limits our ability to react to significant fluctuations in demand for our products. If customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of wafers and flash memory products to fill customer orders, which could result in lost sales and lower revenues. If we are unable to obtain scheduled quantities of wafers or flash memory products with acceptable prices and/or yields from any foundry, our business, financial condition and results of operations could be harmed.

     Excess inventory not only ties up our cash, but also can result in substantial losses if such inventory, or large portions thereof, has to be written down due to lower market pricing or product obsolescence. We have from time-to-time taken write-downs for excess or obsolete inventories and lower of cost or market price adjustments. We may be forced to take additional write-downs for excess or obsolete inventory in future quarters if market demand for our products deteriorates and our inventory levels exceed customer orders. In addition, we may record additional lower of cost or market price adjustments to our inventories if pricing pressure results in a net realizable value that is lower than our cost. These inventory adjustments decrease gross margins and in 2001 resulted in, and could in the future result in, fluctuations in gross margins and net earnings in the quarter in which they occur. See “ Factors That May Affect Future Results — Risks Related to Our Business — Our operating results may fluctuate significantly.... “

     Export sales are an important part of our business, representing 58% and 56% of our total revenues for the first quarters of 2004 and 2003, respectively. Our sales may be impacted by changes in economic conditions in our international markets. Economic conditions in our international markets, including Japan, Asia and the European Union, may adversely affect our revenues to the extent that demand for our products in these regions declines. While most of our sales are denominated in U.S. dollars, we invoice certain Japanese customers in Japanese Yen and are subject to exchange rate fluctuations on these transactions, which could affect our business, financial condition and results of operations. See “Factors That May Affect Future Results — Risks Related to Our International Operations and Changes in Securities Laws and Regulations — Because of our international operations, we must comply with numerous international laws and regulations....”

     For the foreseeable future, we expect to realize a significant portion of our revenues from recently introduced and new products. Typically, new products initially have lower gross margins than more mature products because the manufacturing yields are lower at the start of manufacturing each successive product generation. In addition, manufacturing yields are generally lower at the start of manufacturing any product at a new foundry or at a new line width geometry. We experienced $1.3 million in start-up costs in the first quarter of 2004 and none in the comparable period in 2003 associated with transition from one technology to another and with the ramping up of NAND wafer production at FlashVision. During the start-up phase, the fabrication equipment and operating expenses are applied to a relatively small output of production wafers, making this output very expensive. Additional start-up costs related to these activities are expected to be incurred during the remainder of 2004 and 2005, amounting to between $6 to $8 million in the remainder of fiscal 2004 and between $3 to $5 million in fiscal 2005. In addition to start-up costs, we experienced certain tool relocation expenses related to production capacity increases at FlashVision in 2003 and the first quarter of 2004. These costs amounted to approximately $4.9 million in the first quarter of 2004 and none in the comparable period of 2003. Additional tool relocation expenses are expected to be incurred during the remainder of 2004 and 2005, amounting to between $8 to $12 million in the remainder of fiscal 2004 and $5 to $7 million in fiscal 2005. In the next two to three years, we expect to make substantial new investments in additional fabrication capacity at FlashVision.

     Given the current apparent acceleration in global demand for flash memory wafers and assuming that the markets for our products continue their current growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from all our current sources. In that case, we may need to secure for ourselves substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithography. Accordingly, we and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. We and Toshiba plan to substantially expand and increase Yokkaichi’s 200 mm Flash memory wafer output in 2004 and 2005. The capacity expansion will be partially funded through FlashVision internally generated funds, as well as through substantial additional investments by Toshiba and SanDisk. In February 2004, we committed to loan FlashVision up to approximately $150.4 million, based upon the exchange rate in effect on that date, to fund additional 200-millimeter fabrication capacity through the first quarter of fiscal 2005. Through March 28, 2004, we had funded approximately $22.2 million under this loan arrangement at an interest rate of TIBOR plus 0.35%. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of 2006. Because our funding obligation is denominated in Japanese Yen, the amount of our obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date.

     In December 2003, we and Toshiba announced our intention to, and signed a non-binding Memorandum of Understanding, or MOU, in April 2004 with respect to cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. We and Toshiba are currently in discussions regarding the definitive terms of this proposed venture. The non-binding MOU contemplates that, as under the current FlashVision joint venture, we would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba would construct the Fab 3 building, depreciation of the Fab 3 building would be a component of the cost to each party of wafers produced by Fab 3, and both parties would provide funds for the manufacturing equipment. Toshiba began construction of the building in April 2004. We may agree that in the event that we and Toshiba do not execute definitive agreements with respect to Fab 3, we will reimburse Toshiba for 50% of certain start-up costs and Fab 3 Company formation costs incurred by Toshiba and for cancellation fees due under authorized contractor and vendor invoices for orders placed by Toshiba for certain equipment and construction materials for Fab 3 that Toshiba cannot otherwise use, which amounts would be substantial.

The total investment in Fab 3, excluding the cost of building construction which will be borne by Toshiba, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. Fab 3 has available space to expand capacity beyond 2006, and further investments to increase such output would be shared equally. If we and Toshiba agree upon and execute definitive agreements with respect to Fab 3, we will need to raise additional capital for our portion of the investment. In addition to our initial investment in expansion at Yokkaichi and in Fab 3, if definitive agreements for Fab 3 are signed by us and Toshiba, for several quarters we will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the expanded fabrication facility and at Fab 3. Should customer demand for NAND flash products be less than our available supply, we may experience reduced revenues and increased expenses as well as increased inventory of unsold NAND flash wafers, which could harm our operating results. In addition, we have not yet, and may never, enter into definitive agreements with Toshiba with respect to the construction and operation of Fab 3 and even if we do not do so, we may remain obligated to reimburse Toshiba for 50% of the cancellation fees described above, which would be substantial.

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

     Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the income on these sales is deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. At March 28, 2004 and December 28, 2003, deferred income, from sales to distributors and retailers was $89.3 million and $90.1 million, respectively. Estimated product returns are provided for and were not material for any period presented in the condensed consolidated financial statements.

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

     Revenue from patent licensing arrangements is recognized when earned. The timing of revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties. For certain of our licensees, we estimate royalty revenues earned based on our licensees’ preliminary reports, and align actual reported royalty revenues when we receive the final reports. We have received payments under our cross-license agreements, portions of which were recognized as revenue and portions of which were recorded as deferred revenue. Our cross license arrangements, that include a guaranteed access to flash memory supply, were recorded based upon the cash received for the arrangement as we do not have vendor specific objective evidence for the fair value of the intellectual property exchanged or supply guarantees received. Under these arrangements we have recorded the cash received as the total value of goods received and are recognizing the associated revenues over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as we meet certain obligations as provided in the various agreements. At March 28, 2004 and December 28, 2003, deferred revenue from patent license agreements was $32.6 million and $34.5 million, respectively. The cost of revenues associated with patent license and royalty revenues was insignificant for the three-month periods ended March 28, 2004 and March 30, 2003.

     We record reductions to revenue and trade-accounts receivable for customer programs and incentive offerings, including promotions and other volume-based incentives, when revenue is recorded based on estimated requirements. Marketing development programs, when granted, are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program. These incentives generally apply only to our retail customers, which represented 67% and 62% of our product revenues in the first quarters of 2004 and 2003, respectively. If market conditions were to decline, we may take actions to increase customer incentive offerings to our retail customers, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

     Warranty Costs. The majority of our products are warrantied for one to five years. A provision for the estimated future cost related to warranty expense is recorded and included in the cost of revenue when shipment occurs. Our warranty obligation is affected by product failure rates and repair or replacement costs incurred in supporting a product failure. Our warranty obligation can be affected by seasonality as well as changes in product shipment levels. Should actual product failure rates, or repair or replacement costs differ from our estimates, increases or decreases to our warranty liability would be required.

     Valuation of Financial Instruments. Our investments include investments in marketable equity and debt securities which also include equity investments in, UMC of $17.7 million and Tower of $62.3 million, as of March 28, 2004. In determining if and when a decline in market value on any of our financial instruments is below carrying cost and is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities, debt instruments and current equity investments. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

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

     Investments in Foundries. We hold minority equity investments in companies having operations or technology in areas within our strategic focus. Certain of the investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments in non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income and expense. (See Liquidity and Capital Resources elsewhere within Management’s Discussion and Analysis).

     Deferred Tax Assets. At March 28, 2004 and December 28, 2003, based on the weight of all available evidence, we carried no valuation allowance on the net deferred tax assets. During 2003 we reversed a portion of the valuation allowance that benefited the fiscal 2003 tax provision. The remaining portion of the valuation allowance, associated with unrealized capital loss on our investment, was recognized into the accumulated other comprehensive income at December 28, 2003. We provide a valuation allowance against deferred tax assets if it is more likely than not that such an amount will not be realized.

Results of Operations

     Product Revenues. Our product revenues were $338.8 million in the first quarter of 2004, up $183.3 million or 118% from the first quarter of 2003. The increase in product revenues in the first quarter of 2004 compared to the same period in the prior year, was primarily due to increased unit sales of our CF cards, SD cards, USB flash drives, miniSD, Memory Stick and xD picture cards. During the first quarter of 2004 as compared to the first quarter of 2003, total flash memory product unit sales increased approximately 104% and total megabytes sold increased 172%, while our average selling price per megabyte declined 19%.

     Sales to the consumer market represented approximately 94% and 89% of product revenues in the first quarter of 2004 and 2003, respectively, while the telecommunications/industrial market made up the remaining 6% and 11%. Sales to the retail channel represented 67% and 62% of product revenues in the first quarters of 2004 and 2003, respectively. In addition, our OEM and industrial product revenues accounted for 33% and 38% of total product revenues in the first quarters of 2004 and 2003, respectively. A portion of our OEM sales is to the consumer market. We expect that retail sales will continue to comprise a significant portion of our product revenues in the future.

     International sales represented 58% and 56% of our product revenues in the first quarter of 2004 and 2003, respectively. The growth in international sales is primarily due to sales growth in both the European and Pacific Rim regions, which grew 146% and 126%, respectively, in the first quarter of 2004 when compared to the same period in 2003. We expect international sales to continue to represent a significant portion of our product revenues.

     Our top ten customers represented approximately 50% and 53% of our product revenues in the first quarter of 2004 and 2003, respectively. In the first quarters of 2004 and 2003, no customer exceeded 10% of total revenues. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

     License and Royalty Revenues. License and royalty revenues from patent cross-license agreements were $48.2 million in the first quarter of 2004, compared to $19.0 million in the same period of 2003. These increases were primarily due to higher royalty-bearing sales by our licensees compared to the applicable periods in 2003. Revenues from licenses and royalties represented 12% and 11% of total revenues in the first quarters of 2004 and 2003, respectively. The timing of royalty revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties. Royalty revenues fluctuate quarterly based on the level of royalty-bearing sales of our licensees that may occur in a given quarter and associated applicable royalty rates. Our revenues from patent licenses and royalties can fluctuate significantly from quarter to quarter based on the timing of revenue recognition under our various license agreements. We expect an increase in the level of royalty bearing sales in 2004 which may be partially offset by a reduction in the royalty rates for some of our licensees as certain of our existing license agreements expire or as provided in our agreements with certain licensees.

     Gross Profits. In the first quarter of 2004, total gross profits were $155.9 million, or 40% of total revenues, compared to $71.6 million, or 41%, in the same period of 2003. In the first quarter of 2004, product gross margins were 32% compared to 34% for the same period of 2003. The decrease in the gross margin percentage in the first quarter of 2004 compared to the same period in 2003 was due to higher tool relocation expenses, a 19% decline in revenue per megabyte and increased shipments of product manufactured with higher cost memory purchased from non-captive sources, offset by higher unit shipments, resulting in slightly higher manufacturing efficiencies.

     Our margins continue to be negatively impacted by our increasing the amount of purchases of flash memory products from non-captive sources and as such, in the event we are required to increase purchases of flash memory products from non-captive sources due to supply constraints with our captive sources and the pricing of these flash memory products is more costly, our product gross margins may be adversely impacted. Product gross margins for the remainder of fiscal 2004 are currently anticipated to be approximately 30%. This is due to our initiation of selling price reductions in April 2004 averaging approximately 20% for many of our products, primarily focusing on 256 megabyte and higher capacity flash memory cards. This new lower pricing is intended to proactively drive demand elasticity and accelerate the retail consumer market transition towards 512 megabyte and higher capacity cards in the second half of 2004. We expect overall year-over-year price reductions to be approximately at the previously stated 40%, which we consider healthy for stimulating the rapid growth and continuing adoption of flash storage in new mega market applications.

     Research and Development Expenses. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $26.8 million in the first quarter of 2004, up $9.2 million or 52% from $17.6 million in the first quarter of 2003. This increase was primarily due to increased salary and related expenses associated with higher headcount in support of our product development efforts and higher vendor engineering costs. We expect our research and development expenses to continue to increase in absolute dollars in future periods to support the development and introduction of new generations of flash data storage card products, including our development efforts at our joint venture with Toshiba, our co-development agreement with Sony and our continued development of advanced controller chips.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturers’ representative commissions, advertising and tradeshow expenses. Sales and marketing expenses were $19.7 million in the first quarter of 2004, up $7.1 million or 56% from $12.6 million in the first quarter of 2003. The increase in our first quarter of 2004 sales and marketing expenses compared to the same period in 2003 consisted of expenses associated with an increased salary and related expenses related to additional headcount, an increase in outside commission expense and increased tradeshow expenses, all in support of our higher revenue base. In the first quarter of 2004, certain Co-op claims which did not meet the requirements specified in EITF 00-25 were recorded as a reduction to product revenues compared to similar claims which were recorded as sales and marketing expenses in the comparable quarter of 2003. We expect sales and marketing expenses to increase, in absolute dollars, as sales of our products grow and as we continue to develop our retail sales channel and brand awareness of our products such as our corporate branding program which is expected to commence in the second quarter of 2004.

     General and Administrative Expenses. General and administrative expenses include the cost of our finance, information systems, human resources, shareholder relations, legal and administrative functions. General and administrative expenses were $10.9 million in the first quarter of 2004, up $4.2 million from $6.7 million in the first quarter of 2003 and consisted of increases in salary and related expenses, consulting expenses and additions to the allowance for doubtful accounts due to growth in accounts receivable balances and a corresponding increase in aged accounts receivable balances when compared to the comparable period in 2003. General and administrative expenses are expected to increase in absolute dollars in the future to defend our patent portfolio and expand our infrastructure to support our expected growth.

     Equity in Income of Joint Ventures. Equity in income of joint ventures was $0.6 million and $0.1 million in the first quarters of 2004 and 2003, respectively, and included our share of income and foreign exchange gains, net of expenses, from our FlashVision joint venture.

     Interest Income. Interest income was $4.0 million and $2.2 million in the first quarters of 2004 and 2003, respectively. The increase in interest income for the first quarter of 2004 compared to the same period of 2003 is due to higher investment balances during the quarter.

     Interest Expense. Interest expense on our outstanding convertible notes was $1.7 million in the first quarters of 2004 and 2003, respectively.

     Loss on Investment in Foundry. The loss on investment in foundry in the first quarter of 2004 was $0.6 million and represents the adjustment in value of our warrant to purchase Tower ordinary shares. In the first quarter of 2003 we recognized a loss of approximately $2.0 million related to the recoverability of wafer credits issued by Tower in connection with our Tower investments, as well as an adjustment in the value of the warrant to purchase Tower ordinary shares of approximately $0.2 million. We periodically assess the value of the warrant, our Tower ordinary shares, our prepaid wafer credits and our UMC shares and adjust the value as necessary. In future periods, if we sell shares that we own in either UMC or Tower, we may recognize a gain or loss due to fluctuations in the market value of these stocks.

     Gain (Loss) on Equity Investment. No gains or losses on equity investments were recorded in the first quarter of 2004. In the first quarter of 2003, we recognized a $4.5 million impairment charge as a result of our write-down of our equity investment in Divio, Inc., or Divio, in accordance with Statement of Financial Standards 115.

     Other Income (Expense), net. Other income (expense), net was $44,000 and ($1.0) million in the first quarters of 2004 and 2003, respectively. These primarily related to foreign exchange gains and losses on our Japanese Yen denominated assets and note issuance expenses which were ($0.2) million in the first quarters of 2004 and 2003

     Provision for Income Taxes. For the three months ended March 28, 2004, we recorded an income tax provision of $37.4 million or an effective rate of approximately 37%. This compares to a tax provision of $2.7 million recorded for the same period in 2003 or an effective rate of approximately 9%. The tax provision for the first quarter of 2004 is computed based on our estimated annual earnings projection and is primarily related to U.S. federal and state income tax along with benefits from tax exempt interest and research and development credits. The estimated annual effective tax rate for 2003 was less than the statutory rate primarily due to taxes provided in foreign jurisdictions offset by a partial reversal of the valuation allowance.

Liquidity and Capital Resources

Cash Flows

     At March 28, 2004, we had working capital of approximately $1.4 billion, which included $736.4 million in cash and cash equivalents, $576.8 million in unrestricted short-term investments, and $36.6 million relating to our investments in UMC and Tower.

     Operating activities for the first three months of 2004 provided $53.8 million of cash, primarily due to net income of $63.6 million; non-cash charges, primarily depreciation, of $8.0 million; a $1.7 million increase in allowances for doubtful accounts and a $0.6 million loss on investment in foundries related to the adjustment in value of our Tower warrant; as well as changes in operating assets and liabilities consisting primarily of a $47.1 million decrease in accounts receivable, a $26.0 million decrease in prepaid expenses, deposits and other assets, increase in other current liabilities, related party of $6.7 million, and a $2.9 million decrease in other receivable from the receipt of the first payment from Lee and Li and $1.8 million in other current liabilities. These amounts were partially offset by increases of $42.8 million in inventory, long-term notes receivable, related party of $22.2 million due to the first loan payment to FlashVision for capacity expansion requirements, decreases in income taxes payable of $10.9 million, accrued payroll of $9.9 million, accounts payable of $11.4 million, and $2.6 million in both current and non-current deferred revenue. Net cash provided by operating activities for the first three months of 2003 was $34.0 million.

     Net cash used in investing activities was $57.9 million for the first three months of 2004, and was primarily comprised of purchases, net of proceeds, from short-term investments of $48.5 million, and $9.4 million for acquisition of capital equipment purchases. Net cash used in investing activities was $46.2 million for the first three months of 2003.

     Net cash provided by financing activities of $6.0 million for the first three months of 2004 was from the sale of common stock through our stock option and employee stock purchase plans. Financing activities provided cash of $2.2 million for the first three months of 2003.

Transactions Affecting Liquidity

Investment in UMC

     Our UMC investment in foundries as shown in the condensed consolidated balance sheet was $17.5 million at December 28, 2003 and is shown at $17.7 million at March 28, 2004. UMC’s share price decreased to New Taiwan dollars, or NT$, of NT$28.60 at March 28, 2004, from a stock dividend adjusted price of NT$29.00 at December 28, 2003. The value of our investment on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As a result, our remaining investment, which is classified as available-for-sale in accordance with SFAS No. 115 includes an unrealized gain of approximately $4.8 million, inclusive of related tax expense of $0.5 million, recorded as a component of accumulated comprehensive income on our condensed consolidated balance sheet. If the fair value of the remaining 20.6 million UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, there may be a gain or loss if the UMC shares are sold, due to fluctuations in the market value of UMC’s stock.

Investment in FlashVision Joint Venture

     In June 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit, 1 gigabit and 2 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, we and Toshiba formed FlashVision, a joint venture, to equip and operate a silicon wafer manufacturing line at Toshiba’s Dominion Semiconductor facility in Manassas, Virginia. In April 2002, we and Toshiba consolidated FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank, N.V. and in April 2002 repaid all amounts outstanding. FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho and other financial institutions. Under the terms of this lease, Toshiba guaranteed these commitments on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. As of March 28, 2004, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $127.1 million.

     The terms of the FlashVision joint venture contractually obligate us to purchase half of FlashVision’s NAND wafer production output. We also have the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of our foundry agreement with Toshiba, we must provide Toshiba with a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under this arrangement relating to the first three months of the six-month forecast are binding, at market prices and cannot be cancelled. At March 28, 2004, approximately $20.1 million of non-cancelable purchase orders for flash memory wafers from Toshiba and FlashVision were outstanding. In addition, as a part of the joint venture agreement, we are required to fund certain research and development expenses related to the development of advanced NAND flash memory technologies. As of March 28, 2004, we had accrued liabilities related to those expenses of $8.1 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of our revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred.

     Given the recent acceleration in global demand for flash memory wafers and assuming that the markets for our products continue their recent growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from all our current sources. In that case, we may need to secure for ourselves substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithography. Accordingly, we and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. We and Toshiba plan to substantially expand and increase Yokkaichi’s 200 mm Flash memory wafer output in 2004 and 2005. The capacity expansion will be partially funded through FlashVision internally generated funds, as well as through substantial additional investments by Toshiba and SanDisk. In February 2004, we committed to loan FlashVision up to approximately $150.4 million, based upon the exchange rate in effect on that date, to fund additional 200-millimeter fabrication capacity through the first quarter of fiscal 2005. Through March 28, 2004, we had funded approximately $22.2 million under this loan arrangement at an interest rate of TIBOR plus 0.35%. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of 2006.

Because our funding obligation is denominated in Japanese Yen, the amount of our obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date.

     In December 2003, we and Toshiba announced our intention to, and signed a non-binding Memorandum of Understanding, or MOU, in April 2004 with respect to, cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. We and Toshiba are currently in discussions regarding the definitive terms of this proposed venture. The non-binding MOU contemplates that as under the current FlashVision joint venture, we would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba would construct the Fab 3 building, depreciation of the Fab 3 building would be a component of the cost to each party of wafers produced by Fab 3, and both parties would provide funds for the manufacturing equipment. Toshiba began construction of the building in April 2004. We may agree that in the event that we and Toshiba do not execute definitive agreements with respect to Fab 3, we will reimburse Toshiba for 50% of certain start-up costs and Fab 3 Co. formation costs incurred by Toshiba and for cancellation fees due under authorized contractor and vendor invoices for orders placed by Toshiba for certain equipment and construction materials for Fab 3 that Toshiba cannot otherwise use, which amounts would be substantial. The total investment in Fab 3, excluding the cost of building construction which will be borne by Toshiba, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. Fab 3 has available space to expand capacity beyond 2006, and further investments to increase such output would be shared equally. If we and Toshiba agree upon and execute definitive agreements with respect to Fab 3, we will need to raise additional capital for our portion of the investment. In addition to our initial investment in expansion at Yokkaichi and in Fab 3, if definitive agreements for Fab 3 are signed by us and Toshiba, for several quarters we will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the expanded fabrication facility and at Fab 3. In addition, we may not achieve the expected cost benefits of any expansion or new facility for several quarters, if at all. We will incur start-up costs and pay ongoing operating activities even if we do not utilize the new output. Should customer demand for NAND flash products be less than our available supply, we may experience reduced revenues and increased expenses as well as increased inventory of unsold NAND flash wafers, which could harm our operating results.

Investment in Tower

     In July 2000, we entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of March 28, 2004, we had paid all five of our milestone payments and participated in Tower’s 2002 rights offering for a total investment in Tower of $79.0 million in return for 8,942,249 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 8,942,249 Tower ordinary shares represented an approximate 14% equity ownership position in Tower as of March 28, 2004. In the first quarter of fiscal 2004 we utilized approximately $0.5 million of these wafer credits to purchase controller wafers from Tower. As of March 28, 2004, we had recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $0.7 million of losses on our warrant to purchase Tower ordinary shares. As of March 28, 2004, our Tower ordinary shares were valued at $62.3 million and included an unrealized gain of $33.5 million, inclusive of related tax expense impact of $3.0 million, recorded as a component of accumulated other comprehensive income. As of March 28, 2004, our Tower prepaid wafer credits were valued at $0.9 million and the warrant to purchase Tower ordinary shares was valued at $0.6 million.

     In November 2003, we amended our foundry investment agreements with Tower and, among other things, we agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the date of this amendment; however, we will have the option to convert credits we would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15 day ATP preceding the last day of the relevant quarter. Unconverted credits we would have otherwise been able to utilize in the quarter will accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, we may convert all of the then remaining credits we were issued in connection with our fourth milestone payment into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by us and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than us and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

     We also agreed not to sell our Tower ordinary shares until January 29, 2006, except we may sell 30% of the Tower shares held as of January 29, 2004. In addition, we have extended the date on which we may exercise our demand registration rights until the earlier of (i) December 31, 2005 and (ii) such date that Tower has fulfilled all of its obligations to raise any additional financing pursuant to its facility agreement.

Other Receivable

     Our other receivable consists of approximately $42.2 million related to a prior settlement agreement. At March 28, 2004, this other receivable has been classified on our condensed consolidated balance sheet as a short-term other receivable of $11.3 million and a long-term other receivable of $30.9 million. This other receivable is secured by irrevocable standby letters of credit.

Liquidity Sources, Requirements and Contractual Cash Commitments

     Our principal sources of liquidity as of March 28, 2004 consisted of: $736.4 million in cash, cash equivalents, $576.8 million in short-term investments, $36.6 million in unrestricted investments in foundries, and cash we expect to generate from operations during our fiscal year.

     Our principal liquidity requirements are to service our convertible, subordinated debt and meet our working capital, research and development and capital expenditure needs.

     Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in assembly and test manufacturing equipment or wafer fabrication foundry capacity to support our business in the future. We may also invest in or acquire other companies’ product lines or assets. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our collaboration with Toshiba for the joint development of 90 nanometer and 70 nanometer NAND flash memory. We plan to fund our short-term operations from our current cash and short-term investment balances and cash generated from operations. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next twelve months. We are currently in discussions with Toshiba regarding the definitive terms related to the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. Toshiba would construct the Fab 3 building, depreciation of the Fab 3 building would be a component of the cost to each party of wafers produced by Fab 3, and both parties would provide funds for the manufacturing equipment. Toshiba began construction of the building in April 2004. We may agree that in the event that we and Toshiba do not execute definitive agreements with respect to Fab 3, we will reimburse Toshiba for 50% of certain start-up costs and Fab 3 Co. formation costs incurred by Toshiba and for cancellation fees due under authorized contractor and vendor invoices for orders placed by Toshiba for certain equipment and construction materials for Fab 3 that Toshiba cannot otherwise use, which amounts would be substantial. The total investment in Fab 3, excluding the cost of building construction which will be borne by Toshiba, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. Fab 3 has available space to expand capacity beyond 2006, and further investments to increase such output would be shared equally. If we and Toshiba agree upon and execute definitive agreements with respect to Fab 3, we will need to raise additional capital for our portion of the investment. However, if demand for our products declines and we are required to purchase more wafers than we need due to our FlashVison joint venture commitments and our other supply arrangements, we may not be able to generate enough cash from our operations and will have to rely solely on our current cash and short-term investment balances to fund our operating activities.

     At March 28, 2004, we had approximately $108.4 million in total non-cancelable outstanding purchase orders with certain of our suppliers and subcontractors. The following summarizes our contractual cash obligations, commitments and off balance sheet arrangements at March 28, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

Contractual Obligations and Off Balance Sheet Arrangements

     The following summarizes our contractual obligations and off balance sheet arrangements at March 28, 2004, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands).

						More than 5
			Less than	2 - 3 Years	4 -5 Years	Years
			1 Year	(Fiscal 2005	(Fiscal 2007	(Fiscal 2009
	Total		(Fiscal 2004)	and 2006)	and 2008)	and beyond)
CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000		$—	$150,000	$—	$—
Interest payable on convertible subordinated notes	20,250		6,750	13,500	—	—
Operating leases	6,121		2,525	3,596	—	—
FlashVision research and development, fabrication capacity expansion and start-up costs	299,943	(2)(3)	143,074	102,869	54,000
Non-cancelable purchase commitments	108,664	(1)	108,664	—	—	—

Total contractual cash obligations	$584,978		$261,013	$269,965	$54,000	$—

(1) FlashVision binding three-month purchase commitments for flash memory wafers are denominated in Japanese Yen, and are subject to fluctuation in exchange rates prior to payment.

(2) Includes a loan to FlashVision entered into in February 2004.

(3) Excludes potential Fab 3 FlashVision agreement, as definitive agreements are not final.

					More than 5
		Less than	2 - 3 Years	4 -5 Years	Years
		1 Year	(Fiscal 2005	(Fiscal 2007	(Fiscal 2009
	Total	(Fiscal 2004)	and 2006)	and 2008)	and beyond)
CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$283	$159	$124	$—	$—

Total contractual cash income	$283	$159	$124	$—	$—

As of March 28, 2004
OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease	$127,102

     In June 2000, we closed a transaction with Toshiba providing for the joint development and manufacture of 512 megabit, 1 gigabit and 2 gigabit flash memory chips and Secure Digital Card controllers. As part of this transaction, we and Toshiba formed FlashVision, a joint venture, to equip and operate a silicon wafer manufacturing line at Toshiba’s Dominion Semiconductor facility in Manassas, Virginia. In April 2002, we and Toshiba restructured our FlashVision joint venture by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. In March 2002, FlashVision exercised its right of early termination under its lease facility with ABN AMRO Bank, N.V. and in April 2002 repaid all amounts outstanding. FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho and other financial institutions. Under the terms of this lease, Toshiba guaranteed these commitments on behalf of FlashVision. We have agreed to indemnify Toshiba in certain circumstances for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. Dollars will fluctuate based on the exchange rate in effect on that date. In February 2004, we committed to loan FlashVision up to approximately $150.4 million, based upon the exchange rate in effect on that date, to fund additional 200-millimeter fabrication capacity through the first quarter of fiscal 2005. Through March 28, 2004, we had funded approximately $22.2 million under this loan arrangement and we are committed to loan FlashVision up to a remaining amount of approximately $135.3 million. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of 2006. Because our funding obligation is denominated in Japanese Yen, the amount of our obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date.

Impact of Currency Exchange Rates

     A portion of our revenues is denominated in Japanese Yen. We enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At March 28, 2004, we had no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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

     Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	unpredictable or changing demand for our products;

•	decline in the average selling prices of our products due to competitive pricing pressures and strategic price reductions initiated by us;

•	timing of sell through by our distributors and retail customers;

•	seasonality in sales of our products;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, where our principal source of flash memory wafers is located, as well as Taiwan, South Korea, China and the United States;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;

•	availability of sufficient flash memory wafer foundry capacity to meet customer demand;

•	increased purchases of flash memory products from non-captive sources;

•	difficulty of forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash memory wafers, controllers, printed circuit boards and discrete components;

•	write-offs related to obsolescence or devaluation of unsold inventory;

•	write-downs of our investments in fabrication capacity, other fixed assets, equity investments and prepaid wafer credits;

•	adverse changes in product and customer mix;

•	slower than anticipated market acceptance of new or enhanced versions of our products, such as the miniSD card targeted at advanced cell phones, the TransFlash product for semi-embedded storage in new models of camera cell phones, Reduced-Size MultiMediaCard for removable storage primarily in European multimedia camera phones and of new Cruzer USB flashdrives;

•	increased sales by our competitors;

•	competing flash memory device standards, which displace the standards used in our products;

•	changes in our distribution channels;

•	fluctuations in our license and royalty revenues;

•	fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization of new technologies;

•	excess capacity of flash memory from our competitors and our own flash wafer capacity, which may cause a rapid decline in our average selling prices;

•	shortages of components such as capacitors, lids and printed circuit boards required for the manufacture of our products;

•	significant or unexpected yield losses, which could affect our ability to fulfill customer orders and could increase our costs;

•	manufacturing flaws affecting the reliability, functionality or performance of our products, which could increase our product costs, reduce demand for our products or require costly product recalls;

•	increased research and development expenses;

•	exchange rate fluctuations, particularly between the U.S. dollar and Japanese Yen;

•	changes in general economic conditions and

•	reduced sales to our retail customers if consumer confidence declines.

     We depend on third-party foundries for silicon wafers and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.

     All of our flash memory card products require silicon wafers for the memory and controller components, which are included in our flash cards. The substantial majority of our memory wafers are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, and to a lesser extent by Renesas and Samsung. Currently, our controller wafers are only manufactured by UMC and Tower. Given the recent increase in global demand for flash memory wafers and assuming that the markets for our products continue their current growth rate, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from our current sources. If Toshiba, FlashVision, Renesas, Samsung, Tower and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. In particular, any disruption in the manufacturing operations of Tower or UMC would result in delivery delays, would adversely affect our ability to make timely shipments of our products and would harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take a quarter or more to complete.

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

     Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash memory products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. Our revenue from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this revenue comes from royalties based on the actual sales by our licensees. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by our licensees. As a result, our license and royalty revenues have fluctuated significantly in the past and are likely to continue to fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues. Our license and royalty revenues may decline in the future as certain of our existing license agreements expire or our licensees reach the royalty payment limitations specified in their agreements.

     We may be unable to maintain market share, which would reduce our potential revenues and benefit our competitors.

     During periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to increase our production volumes at a sufficiently rapid rate so as to maintain our market share. The market for flash memory products is currently undergoing a period of tight supply, but we cannot predict if this condition will continue and, if it does, for how long. Ultimately, our future growth rate depends on our ability to obtain sufficient flash memory wafers and other components to meet demand. If we are unable to do so in a timely manner, we may lose market share to our competitors. We have in the past experienced, and may in the future experience, severe price competition for our products, which adversely impacts our product gross margins and overall profitability. In addition, we provide many of our retail customers protection against declines in the selling price of inventory that they have purchased from us but have not yet sold to end users. In times when prices are falling, this price protection obligation may have a significant adverse effect on our gross margins. We did initiate selling price reductions in April 2004 averaging approximately 20% for many of our products, primarily focusing on 256 megabyte and higher capacities flash memory cards. In competing for market share, we face large corporations that have well established brand identity and significant strengths in our sales channels.

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

     We may grow our business through business combinations or other acquisitions of businesses, products, technologiesor licensing arrangements that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets.

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

     New products based on NAND MLC flash technology may encounter production delays and problems impacting production reliability and yields, as well as potential incompatibility with the performance of current products, which may cause our revenues and gross margins to decline.

     We have developed new products based on NAND MLC flash technology, a flash architecture designed to store two bits in each flash memory cell. High-density flash memory, such as NAND MLC flash, is a complex technology that requires strict manufacturing controls and effective test screens. Problems encountered in the shift to volume production for new flash products could impact both reliability and yields, as well as potential incompatibility with the performance of current products and could result in increased manufacturing costs and reduced product availability. We may not be able to manufacture future generations of NAND MLC products with yields sufficient to result in lower costs per megabyte. If we are unable to bring future generations of high-density flash memory into full production as quickly as planned or if we experience unplanned yield, reliability or product compatibility problems, our revenues and gross margins will decline.

     We continually seek to develop new products and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products, which if not offset by increased demand for the new products could harm our results of operations.

     We continually seek to develop new products and standards and enhance existing products and standards developed solely by us, as well as jointly with our strategic partners such as Toshiba, Matsushita and Sony. For example, in March 2003, our joint development efforts with Toshiba and Matsushita, together with contribution by the Secure Digital Association, or SD Association, resulted in the introduction of the miniSD card, a smaller version of the SD card. In addition, we and Sony have co-developed and co-own the specifications for the next generation Memory Stick, the MemoryStick Pro, which each of us has the right to manufacture and sell. As we introduce new standards and new products, such as the new products we introduced in the first fiscal quarter of 2004, the MemoryStick Pro and Pro DUO,

TransFlash, Shoot and Store, Cruzer Micro and Cruzer Titanium, it will take time for these new standards and products to be adopted, for consumers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. We cannot assure you that any new products or standards we develop will be commercially successful. See “ — The success of our business depends on emerging markets and new products.”

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

Risks Related to Our FlashVision Joint Venture

     Our FlashVision joint venture with Toshiba makes us vulnerable to risks, including significant cash commitments, potential inventory write-offs, disruptions or shortages of supply, limited ability to react to fluctuations in product demand, direct competition with Toshiba, and a significant contingent indemnification obligation, any of which could substantially harm our business and financial condition.

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

     Given the recent acceleration in global demand for flash memory wafers and assuming that the markets for our products continue their recent growth, new anticipated demand from customers may outstrip the supply of flash memory wafers available to us from all our current sources. In that case, we may need to secure for ourselves substantial additional flash memory wafer fabrication capacity at .09 micron and finer line lithography. Accordingly, we and Toshiba are currently discussing various fabrication and test capacity expansion plans for the FlashVision operation in Yokkaichi, Japan. We and Toshiba plan to substantially expand and increase Yokkaichi’s 200 mm flash memory wafer output in 2004 and 2005. The capacity expansion will be partially funded through FlashVision internally generated funds, as well as through substantial additional investments by Toshiba and SanDisk. In February 2004, we committed to loan FlashVision up to approximately $150.4 million, based upon the exchange rate in effect on that date, to fund additional 200-millimeter fabrication capacity through the first quarter of fiscal 2005. Through March 28, 2004, we had funded approximately $22.2 million under this loan arrangement at an interest rate of TIBOR plus 0.35%. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans are expected to be made in several tranches through the first quarter of 2006. Because our funding obligation is denominated in Japanese Yen, the amount of our obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date.

     In December 2003, we and Toshiba announced our intention to, and signed a non-binding Memorandum of Understanding, or MOU, in April 2004 with respect to, cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. We and Toshiba are currently in discussions regarding the definitive terms of this proposed venture. The non-binding MOU contemplates that as under the current FlashVision joint venture, we would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba would construct the Fab 3 building, depreciation of the Fab 3 building would be a component of the cost to each party of wafers produced by Fab 3, and both parties would provide funds for the manufacturing equipment. Toshiba began construction of the building in April 2004. We may agree that in the event that we and Toshiba do not execute definitive agreements with respect to Fab 3, we will reimburse Toshiba for 50% of certain start-up costs and Fab 3 Co. formation costs incurred by Toshiba and for cancellation fees due under authorized contractor and vendor invoices for orders placed by Toshiba for certain equipment and construction materials for Fab 3 that Toshiba cannot otherwise use, which amounts would be substantial. The total investment in Fab 3, excluding the cost of building construction which will be borne by Toshiba, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.3 billion, with initial production currently scheduled for the end of 2005. Fab 3 has available space to expand capacity beyond 2006, and further investments to increase such output would be shared equally. If we and Toshiba agree upon and execute definitive agreements with respect to Fab 3, we will need to raise additional capital for our portion of the investment. In addition to our initial investment in expansion at Yokkaichi and in Fab 3, if definitive agreements for Fab 3 are signed by us and Toshiba, for several quarters we will incur substantial start-up expenses related to the hiring and training of manufacturing personnel, facilitizing the clean room and installing equipment at the expanded fabrication facility and at Fab 3. In addition, we may not achieve the expected cost benefits of the expansion or a new facility for several quarters, if at all. We will incur start-up costs and pay ongoing operating activities even if we do not utilize the new output. Should customer demand for NAND flash products be less than our available supply, we may experience reduced revenues and increased expenses as well as increased inventory of unsold NAND flash wafers, which could harm our operating results. In addition we have not yet, and may never, enter into definitive agreements with Toshiba with respect to the construction and operation of Fab 3 and even if we do not do so, we may remain obligated to reimburse Toshiba for 50% of the costs and cancellation fees described above, which would be substantial.

     We face challenges and possible delays relating to the conversion of our production to 0.09 micron and smaller feature sizes, which could adversely affect our operating results.

     We were using the production capacity at Toshiba’s Yokkaichi fabrication facilities to manufacture NAND flash memory wafers with minimum lithographic feature size of 0.13 micron technology. We have not yet completed qualification of 0.09 micron product components and expect to do so in the second quarter of 2004. Any material delay in our qualification schedule will delay deliveries in the second half of this year and adversely impact our operating results. Our minimum feature sizes are considered today to be among the most advanced for mass production of flash memory wafers. Therefore, it is difficult to predict how long it will take to achieve adequate yields, reliable operation, and economically attractive product costs based on our new designs and feature sizes. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the FlashVision joint venture at Toshiba’s Yokkaichi facilities, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facilities could adversely impact our operating results in 2004 and beyond.

     Toshiba’s Yokkaichi fabrication facilities are a significant source of supply of flash memory wafers and any disruption in this supply will reduce our revenues, gross margins and earnings.

     Although we buy flash memory from the FlashVision joint venture, we also rely on Toshiba’s Yokkaichi fabrication facilities to supply on a foundry basis a portion of our flash memory wafers. Even if FlashVision successfully produces quantities at planned levels, the Yokkaichi fabrication facilities may not produce quantities of wafers with acceptable prices, reliability and yields to satisfy our needs. Any failure in this regard may harm our business, financial condition and results of operations, as our right to purchase flash memory products from Samsung and others is limited and may not be sufficient to replace any shortfall in production at the Yokkaichi facilities. In addition, because a substantial majority of our wafers are produced at the Yokkaichi facilities, any disruption in supply from the Yokkaichi facilities due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. For example, in the second quarter of 2003, an earthquake in northern Japan disrupted operations at another Toshiba fabrication line for several weeks. Although no damage or disruption was reported at Yokkaichi, the occurrence and effects of these events is unpredictable and could materially harm our business, financial condition and results of operations. Moreover, we have no experience in operating a wafer manufacturing line and we rely on the existing manufacturing organizations at the Yokkaichi facilities. Our reliance will be increased if and when we and Toshiba sign definitive agreements relating to the Fab 3 facility. If Toshiba and FlashVision are uncompetitive or are unable to satisfy our wafer supply requirements, our business, financial condition and results of operations would be harmed.

     Our obligations under our wafer supply agreements with Toshiba and FlashVision, or decreased demand for our products, may result in excess inventories and lead to inventory write offs, and any technical difficulties or manufacturing problems may result in shortages in supply, either of which would adversely affect our business.

     Under the terms of our wafer supply agreements with Toshiba, we are obligated to purchase half of FlashVision’s wafer production output and we also purchase wafers from Toshiba’s current Yokkaichi fabrication facilities on a foundry relationship basis. Under the terms of our foundry relationship with Toshiba and wafer supply agreements with FlashVision, we are obligated to provide a six-month rolling forecast of anticipated purchase orders, which are difficult to estimate. Generally, the estimates for the first three months of each rolling forecast are binding commitments and cannot be cancelled and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the forecast for the previous month. This limits our ability to react to fluctuations in demand for our products. If we are unable for any reason to achieve customer acceptance of our card products built with these flash chips or if demand decreases, we will experience a significant increase in our inventory, which may result in inventory write-offs and otherwise harm our business, results of operations and financial condition. If we place purchase orders with Toshiba and our business condition deteriorates, we could experience reduced revenues, increased expenses, and increased inventory of unsold flash wafers, which could adversely affect our operating results.

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

     FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., and other financial institutions. Under the terms of the lease, Toshiba has guaranteed those commitments on behalf of FlashVision. We have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of March 28, 2004, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $127.1 million.

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

     In July 2000, we entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of March 28, 2004, we had paid all five of our milestone payments and participated in Tower’s 2002 rights offering for a total investment in Tower of $79.0 million in return for 8,942,249 Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 360,313 Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 8,942,249 Tower ordinary shares represented an approximate 14% equity ownership position in Tower as of March 28, 2004. In fiscal 2003 we recorded write-downs to the value of the wafer credits of $3.9 million and utilized approximately $0.6 million of these wafer credits to purchase controller wafers from Tower. In the first quarter of fiscal 2004 we utilized approximately $0.5 million of these wafer credits to purchase controller wafers from Tower. As of March 28, 2004, we had recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $0.7 million of losses on our warrant to purchase Tower ordinary shares. As of March 28, 2004, our Tower ordinary shares were valued at $62.3 million and included an unrealized gain of $33.5 million, inclusive of related tax expense impact of $3.0 million, recorded as a component of accumulated other comprehensive income, our Tower prepaid wafer credits were valued at $0.9 million and the warrant to purchase Tower ordinary shares was valued at $0.6 million.

     In November 2003, we amended our foundry investment agreements with Tower and, among other things, we agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the date of this amendment; however, we will have the option to convert credits we would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15 day ATP preceding the last day of the relevant quarter. Unconverted credits we would have otherwise been able to utilize in the quarter will accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, we may convert all of the then remaining credits we were issued in connection with our fourth milestone payment into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by us and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than us and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

     We also agreed not to sell Tower ordinary shares until January 29, 2006, except we may sell 30% of the Tower shares held as of January 29, 2004. In addition, we have extended the date on which we may exercise our demand registration rights until the earlier of (i) December 31, 2005 and (ii) such date that Tower has fulfilled all of its obligations to raise any additional financing pursuant to its facility agreement.

     Timely production ramp at Tower’s new wafer foundry facility, Fab 2, is dependent on several factors and may never occur, which may harm our business and results of operations.

     Tower’s full completion of its production ramp at Fab 2 is dependent on its ability to obtain additional financing from equity and other sources and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry equipment purchases in a timely manner or is unable to successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of our equity investment in Tower and wafer credits will decline significantly or possibly become worthless. In addition, we may be unable to obtain sufficient supply of controller wafers from Tower to manufacture our products, which would harm our business. Deterioration of market conditions for foundry manufacturing services and the market for semiconductor products may also adversely affect the value of our equity investment in Tower. If the fair value of our Tower investment declines, we may record additional losses, which potentially could amount to the remaining recorded value of our Tower investment. Moreover, if Tower is unable to satisfy its financial covenants and comply with the conditions in its credit facility agreement, and therefore is not able to obtain additional bank financing, or if its current bank obligations are accelerated, or it fails to secure customers for its foundry capacity to help offset its fixed costs, that failure could jeopardize the production ramp at Fab 2 and Tower’s ability to continue operations.

     Tower is currently a sole source of supply for some of our controllers. Any interruption in Tower’s manufacturing operations resulting in delivery delays will adversely affect our ability to make timely shipments of the products utilizing these controllers. If this occurs, our operating results will be adversely affected until we can qualify an alternate source of supply, which could take a quarter or more to complete.

     We cannot assure you that the Fab 2 facility will continue its production ramp as scheduled. Moreover, we cannot assure you that this new facility will be able to sustain acceptable yields or deliver sufficient quantities of wafers on a timely basis at a competitive price. If Tower is unable to operate Fab 2 at an optimum capacity utilization, it may operate at a loss or have to discontinue operations.

     Political unrest and violence in Israel may hinder Tower’s ability to obtain investment in and complete its fabrication facility, which would harm our business.

     Political unrest and violence in Israel could result in delays in the completion of the production ramp at Fab 2 and interruption or delay of manufacturing schedules at Tower’s wafer fabrication facilities, and could result in potential investors and foundry customers avoiding doing business with Tower. Moreover, if U.S. military actions in Iraq, or elsewhere, result in retaliation against Israel, Tower’s fabrication facilities may be adversely impacted, causing a decline in the value of our investment.

     A purported shareholder class action lawsuit was filed against Tower and certain of its shareholders and directors, including us and our President and CEO, a Tower board member, which may be costly and could divert the attention of our management personnel.

     On July 3, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The lawsuit was filed against Tower and certain of its shareholders and directors, including us and Dr. Eli Harari, our President and CEO and a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and the Securities and Exchange Commission’s Rule 14a-9. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. Pursuant to our indemnification agreement with Dr. Harari, we have agreed to indemnify him for any expenses he may incur or liability he may face in connection with this litigation. Litigation is inherently uncertain, can be costly and may divert the attention of our management personnel, and if we are required to pay significant monetary or other damages, our business, financial conditions and results of operations may be seriously harmed. For additional information regarding this lawsuit, see item 3 “Legal Proceedings” in Part I of this report.

Risk Related to Our Investment in UMC

     Fluctuations in the market value of our UMC foundry investment affect our financial results and in the past we recorded a loss on investment in foundry on our UMC investment and we may record additional losses in the future.

     We currently own 20.6 million shares of UMC stock. Our current equity investment in UMC was valued at $17.7 million at March 28, 2004 and included an unrealized gain of $4.8 million, inclusive of related tax expense of $0.5 million, which is included in accumulated other comprehensive income. If the fair value of our UMC investment declines in future periods and the related loss is deemed to be other than temporary, we may record additional losses for those periods. In addition, in future periods, we may recognize a gain or a loss upon the sale of our UMC shares, which would impact our financial results.

Risks Related to Vendors and Subcontractors

     We depend on our suppliers and third-party subcontractors for several critical components and our products and our business could be harmed if we are unable to obtain a sufficient supply of these components on a timely basis.

     We rely on our vendors, some of which are a sole source of supply, for several of our critical components. We do not have long-term supply agreements with most of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components.

     We also rely on third-party subcontractors for our wafer testing, packaged memory final testing, card assembly and card testing, including Silicon Precision Industries Co., Ltd. and United Test Center, Inc. in Taiwan and Celestica, Inc., Flextronics and ChipPAC in China. In addition to our existing subcontract suppliers, we are qualifying other subcontract suppliers for wafer testing, packaged memory final testing, card assembly, card testing and other products and services. We have no long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. As such, we cannot, and will not, be able to directly control product delivery schedules. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products.

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

     Our primary competitors currently include companies that develop and manufacture flash storage chips, such as Renesas, Samsung and Toshiba. New competitors including, Hynix Semiconductor, Infineon, Micron Technologies and ST Microelectronics, announced their intentions to become direct competitors in the NAND market later this year. In the first quarter of 2004, Hynix began customer samples of its 512 megabit NAND chip, and ST Micro has stated its intention to introduce its 512 megabit NAND chip in the near future. In addition, we compete with companies that manufacture other forms of flash memory and companies that purchase flash memory components and assemble memory cards. Companies that manufacture other forms of flash memory include, among others, Atmel, Hynix Semiconductor, Infineon, Intel, Macronix, Micron Technologies, Renesas, Sharp Electronics, ST Microelectronics, Samsung, Spansion and Toshiba. Companies that combine controllers and flash memory chips developed by others into flash storage cards, or that resell flash cards under their brand name, include, among others, Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji, Hagiwara, Hama, I/O Data, Infineon, Jessops, Kingston Technology, Kodak, Lexar Media, M-Systems, Matsushita Battery, Panasonic, Memorex, Micron Technology, PNY, PQI, Pretec, Renesas, Silicon Storage Technology, Silicon Tek, Simple Technology, Sony, Samsung, TDK, Toshiba, Trek, Viking Components and several other resellers primarily located in Taiwan. The success of our competitors may adversely affect our future sales revenue.

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

     We also face competition from products based on alternative MLC flash technology from Intel (StrataFlash), Renesas (AG-AND) and Infineon Flash (Twin bit). These products compete with our NAND MLC products.

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

     We currently continue to receive more product revenue and ship more units of products for consumer electronics applications, including digital cameras, multimedia camera phones and USB flashdrives, compared to other applications. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition, maintain our competitive position at retailers and increase demand for our products.

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

     Political unrest and violence in Israel could cause delays in the full completion of Tower’s production ramp at Fab 2 and interruption or delay of manufacturing schedules, either of which could cause potential foundry customers to go elsewhere for their foundry business and could cause investors and foundry customers to avoid Tower. Moreover, if U.S. military actions in Afghanistan, Iraq or elsewhere, or current Israeli military actions, result in retaliation against Israel, Tower’s fabrication facility and our engineering design center in Israel may be adversely impacted. In addition, while the political unrest has not yet posed a direct security risk to our engineering design center in Israel, it may cause unforeseen delays in the development of our products and may in the future pose such a direct security risk.

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

     Changes in securities laws and regulations have increased our costs.

     The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The act also required the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made, Nasdaq has enacted additional requirements for companies that are Nasdaq-listed. These additional rules and regulations have increased an dwill continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as stockholder approval of new option plans. In addition, we expect to incur significant costs in connection with ensuring that we are in compliance with Rule 404 promulgated by the SEC regarding internal controls over financial reporting. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

     The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ended March 28, 2004, our stock price fluctuated significantly from a low of $8.21 to a high of $43.15. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

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

     We may need to raise additional funds, including funds to meet our obligations with respect to Fab 3 at Toshiba’s Yokkaichi facility, if and when, we execute definitive agreements and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time to time, we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities in the future, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock or debt securities. In addition, if we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

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

     In addition, we have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of March 28, 2004, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $127.1 million.

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

     In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our contingent indemnification obligations to Toshiba and obligations under the notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders. The notes are also effectively subordinated to the liabilities of any of our subsidiaries (including trade payables, which as of March 28, 2004 were approximately $1.9 million). Neither we, nor our subsidiaries are limited from incurring debt, including senior indebtedness, under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. We anticipate that from time to time we will incur additional debt, including senior indebtedness. Our subsidiaries are also likely to incur liabilities in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Please refer to our Form 10-K for the year ended December 28, 2003.

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

     On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 5,602,987, or the ‘987 patent. Defendants have filed answers denying the allegations. We filed a motion for a preliminary injunction in the suit to enjoin Memorex, Pretec and Ritek from making, selling, importing or using flash memory cards that infringe our ‘987 patent prior to the trial on the merits. On May 17, 2002, the Court denied our motion. Discovery has commenced. Ritek filed a motion for summary judgment of non-infringement on October 31, 2002. We filed a cross-motion for summary judgment of Ritek’s infringement. The Court granted Ritek’s motion on September 30, 2003. On April 20, 2004, the Court granted defendant Pretec’s motion for summary judgement on similar grounds. We intend to appeal the Court’s rulings. The rulings do not affect the validity of the patent.

     On or about June 9, 2003, we received written notice from Infineon Technologies AG, or Infineon, that it believes we have infringed Infineon’s U.S. Patent No. 5,726,601, or the ‘601 patent. We contend that we have not infringed any valid claim of the ‘601 patent. On June 24, 2003, we filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity in the United States District Court for the Northern District of California. In the suit, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ, we are seeking a declaration that we have not infringed the ‘601 patent and that the patent is invalid. On October 6, 2003, Infineon filed an answer to our complaint and counterclaim for alleged patent infringement. By its answer and counterclaim, Infineon: (i) denied that we are entitled to the declaration sought by our complaint; (ii) requested that we be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and another patent – U.S. Patent No. 4,841,222, or the ‘222 patent, willfully and deliberately; and (iii) sought damages, attorneys’ fees, and an injunction against us from making, using, selling, offering for sale, and/or importing any product that infringes upon the rights secured by the ‘601 and ‘222 patents. Later on October 6, 2003, Infineon filed an amended answer and counterclaim, which includes the same substantive allegations of infringement that are found in its original answer and counterclaim. On October 27, 2003, we filed a reply to Infineon’s counterclaims, wherein we denied that we infringe the asserted patents, and denied that Infineon is entitled to any relief in the action. Discovery has commenced. On January 13, 2004, Infineon informed us that it desires to file an amended counterclaim that would omit claims under the ‘222 patent, leaving only the ‘601 patent in the suit.

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

     B. Reports on Form 8-K

     On January 21, 2004, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing a two-for-one stock split of its common stock to be effected in the form of a stock dividend and under Item 12 the issuance of a press release to report its financial results for its fourth quarter and fiscal year ended December 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)

Dated: May 6, 2004	By:	/s/ Michael Gray

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