Form 10-Q
period 2004-06-27
SANDISK CORP
filed 2004-08-06
CIK 1000180

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2004
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

Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of June 27, 2004.

Common Stock, $0.001 par value	161,944,519

Class	Number of shares

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SANDISK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 27,	December 28,
	2004	2003*
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$613,964	$734,479
Short-term investments	686,599	528,117
Investment in foundries	30,294	36,976
Accounts receivable, net	198,817	184,236
Inventories	163,487	116,896
Deferred tax asset	70,806	70,806
Other receivable	11,274	11,352
Prepaid expenses and other current assets	48,946	42,042

Total current assets	1,824,187	1,724,904
Property and equipment, net	69,327	59,470
Investment in foundries	43,985	40,446
Investment in FlashVision	145,671	144,616
Deferred tax asset	7,927	7,927
Other receivable	28,100	33,751
Note receivable, related party	21,895	—
Deposits and other non-current assets	8,659	12,400

Total Assets	$2,149,751	$2,023,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$78,830	$88,737
Accounts payable to related parties	51,083	45,013
Accrued payroll and related expenses	28,518	28,233
Income taxes payable	11,483	37,254
Research and development liability, related party	13,900	11,800
Other accrued liabilities	36,872	36,661
Deferred income on shipments to distributors and retailers and deferred revenue	122,353	99,136

Total current liabilities	343,039	346,834
Convertible subordinated notes payable	150,000	150,000
Deferred revenue and other liabilities	24,317	25,992

Total Liabilities	517,356	522,826
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	1,216,831	1,207,958
Retained earnings	387,803	253,624
Accumulated other comprehensive income	27,761	39,106

Total stockholders’ equity	1,632,395	1,500,688

Total Liabilities and Stockholders’ Equity	$2,149,751	$2,023,514

*Information derived from the audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Revenues:
Product	$391,327	$214,044	$730,106	$369,492
License and royalty	41,961	20,582	90,112	39,614

Total revenues	433,288	234,626	820,218	409,106
Cost of product revenues	254,635	145,854	485,647	248,743

Gross profits	178,653	88,772	334,571	160,363
Operating expenses:
Research and development	32,468	19,349	59,230	36,927
Sales and marketing	24,942	15,525	44,603	28,167
General and administrative	10,912	7,239	21,848	13,924

Total operating expenses	68,322	42,113	125,681	79,018

Operating income	110,331	46,659	208,890	81,345
Equity in (loss) income of joint venture	(233)	(100)	414	39
Interest income	4,240	1,823	8,200	4,011
Interest expense	(1,687)	(1,687)	(3,375)	(3,375)
Gain (loss) on investment in foundries	22	(1,417)	(551)	(3,583)
Loss on equity investment	—	—	—	(4,500)
Other income (expense), net	(361)	161	(317)	(855)

Income before provision for income taxes	112,312	45,439	213,261	73,082
Provision for income taxes	41,701	4,113	79,082	6,831

Net income	$70,611	$41,326	$134,179	$66,251

Net income per share (see Note 5):
Basic	$0.44	$0.30	$0.83	$0.48
Diluted	$0.38	$0.26	$0.72	$0.43
Shares used in computing net income per share (see Note 5):
Basic	161,756	139,203	161,481	138,890
Diluted	188,745	164,737	189,100	162,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 27,	June 29,
	2004	2003
Cash flows from operating activities:
Net income	$134,179	$66,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,602	9,921
Provision for doubtful accounts	2,270	651
Amortization bond issuance costs	450	440
Deferred taxes	—	(14,771)
Loss on investment in foundries	551	3,583
Loss on equity investment	—	4,500
Equity in income of joint ventures	(414)	(39)
Gain on disposal of fixed assets	(26)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(16,851)	(21,827)
Other receivable	5,703	—
Income tax refund receivable	(38)	1,563
Inventories	(46,591)	14,115
Prepaid expenses and other current assets	(7,835)	(6,060)
Deposits and other non-current assets	(423)	(28)
Note receivable, related party	(21,895)	—
Investment in FlashVision	(642)	416
Accounts payable	(9,907)	27,048
Accounts payable to related parties	6,070	9,131
Accrued payroll and related expenses	285	2,548
Income taxes payable	(27,104)	2,704
Other accrued liabilities	(284)	(125)
Research and development liabilities, related parties	2,100	(6,007)
Deferred revenue	19,766	3,205
Other liabilities	784	(796)

Net cash provided by operating activities	56,750	96,384
Cash flows from investing activities:
Purchases of short term investments	(646,032)	(161,162)
Proceeds from sale of short term investments	485,017	115,322
Acquisition of capital equipment	(25,155)	(25,095)
Investment in foundries	—	(3,600)
Proceeds from sale of fixed assets	32	129

Net cash used in investing activities	(186,138)	(74,406)

Cash flows from financing activities:
Sale of common stock	8,873	6,417

Net cash provided by financing activities	8,873	6,417

Net increase (decrease) in cash and cash equivalents	(120,515)	28,395
Cash and cash equivalents at beginning of period	734,479	220,785

Cash and cash equivalents at end of period	$613,964	$249,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     1. Basis of Presentation

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of June 27, 2004, and the results of operations for the three and six-month periods ended June 27, 2004 and June 29, 2003 and cash flows for the six-month periods ended June 27, 2004 and June 29, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K as of, and for, the year ended December 28, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company’s results of operations for three-month and six-month periods and cash flows for the six-month period ended June 27, 2004 are not necessarily indicative of results that may be expected for the year ended January 2, 2005, or for any future period.

     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarters of 2004 and 2003 ended on March 28, 2004 and March 30, 2003. The second fiscal quarters of 2004 and 2003 ended on June 27, 2004 and June 29, 2003. Fiscal year 2004 is 53 weeks long and ends on January 2, 2005. Fiscal year 2003 was 52 weeks long and ended on December 28, 2003.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     2. Summary of Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     Foreign Currency Translation. The U.S. dollar is the functional currency for most of the Company’s foreign operations. Gains and losses on the re-measurement into U.S. dollars of the amounts denominated in foreign currencies are included in the net income (loss) for those operations whose functional currency is the U.S. dollar, and translation adjustments are included in other comprehensive income and as accumulated other comprehensive income for those operations whose functional currency is the local currency. The Japanese Yen is the functional currency for the Company’s FlashVision joint venture.

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

     The Company’s warranty activity is as follows (in thousands):

	Balance at	Additions charged to			Balance at
For the period ended	December 28, 2003	costs of revenue	Adjustments	(Usage)	June 27, 2004
June 27, 2004	$3,694	$8,933	$207	$(2,861)	$9,973

     Stock-Based Compensation. The Company accounts for employee stock-based compensation using the intrinsic value method and accordingly, no expense has been recognized for options granted to employees under the plans as the grant price is set at the fair market value of the stock on the day of grant. The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” had been applied to all stock-based awards (see also Note 5):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$70,611	$41,326	$134,179	$66,251
Fair value method expense, net of related tax	(10,325)	(9,604)	(19,532)	(18,796)

Pro forma net income	$60,286	$31,722	$114,647	$47,455

Pro forma basic income per share	$0.37	$0.23	$0.71	$0.34

Net income used for diluted net income per share:	$71,819	$43,070	$136,589	$69,715
Fair value method expense, net of related tax	(10,325)	(9,604)	(19,532)	(18,796)
Pro forma net income assuming conversion	$61,494	$33,466	$117,057	$50,919

Pro forma diluted income per share	$0.33	$0.20	$0.62	$0.31

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made as of June 27, 2004 and June 29, 2003:

	June 27,	June 29,
	2004	2003
Dividend yield	None	None
Expected volatility	0.91	0.97
Risk-free interest rate	3.33%	2.70%
Expected lives	5 years	5 years

     The per share weighted-average fair value of options granted during the second quarters of fiscal 2004 and 2003 were $15.62 and $11.74, respectively. The per share weighted-average fair value of options granted during the first six months of fiscal 2004 and 2003 were $23.29 and $6.97, respectively.

     The pro forma net income and pro forma net income per share amounts listed above include expenses related to our employee stock purchase plans. The fair value of issuances under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes model, with the following weighted-average assumptions for issuances made as of June 27, 2004 and June 29, 2003, respectively:

	June 27,	June 29,
	2004	2003
Dividend yield	None	None
Expected volatility	0.57	0.84
Risk-free interest rate	3.3%	3.07%
Expected lives	1/2 year	1/2 year

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

     The Company has reviewed its investment portfolio to determine whether any of its equity investments are considered variable interest entities. The Company has identified its FlashVision joint venture as a variable interest entity but as the Company is not the primary beneficiary, the Company does not consolidate this entity, but has made the required additional disclosures.

     3. Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Inventories are as follows (in thousands):

	June 27,	December 28,
	2004	2003
	(in thousands)
Inventories:
Raw material	$47,510	$12,265
Work-in-process	23,729	40,246
Finished goods	92,248	64,385

Total Inventories	$163,487	$116,896

     The Company writes down its inventory to a new basis for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In the second quarter and first six months of fiscal 2004 and 2003, the Company sold approximately $2.7 million, $4.9 million, $3.8 million and $5.6 million, respectively of inventory that had been fully written off in previous periods.

     4. Accumulated Other Comprehensive Income

     Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-term portion of the Company’s investments in United Microelectronics, Inc., or UMC, and Tower Semiconductor Ltd., or Tower, net of the related tax effects, for all periods presented.

	June 27,	December 28,
	2004	2003
	(in thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$(2,097)	$433
Available-for-sale investment in foundries	29,858	38,673

Total accumulated other comprehensive income	$27,761	$39,106

     Total accumulated other comprehensive income was $27.8 million and $39.1 million at June 27, 2004 and December 28, 2003, respectively and included gains, net of taxes, on the Company’s investment in (i) UMC of $0.8 million at June 27, 2004 and $4.7 million at December 28, 2003 and (ii) Tower of $29.1 million and $34.0 million at the same dates, respectively. The amount of income tax (benefit) allocated to unrealized gain/loss on investments was ($1.4) million and ($3.2) million as of June 27, 2004 and December 28, 2003, respectively (See also Note 8). The amount of income tax expense allocated to unrealized gain on available-for-sale securities was not significant at June 27, 2004 and December 28, 2003, respectively.

     Comprehensive income is as follows (in thousands):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
	(in thousands)
Net income	$70,611	$41,326	$134,179	$66,251
Unrealized (loss) gain on available-for-sale investment in foundries	(8,415)	18,251	(8,815)	3,875
Unrealized loss on available-for-sale short-term investments	(2,708)	(191)	(2,530)	(389)

Comprehensive income	$59,488	$59,386	$122,834	$69,737

     5. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Numerator:
Numerator for basic net income per share:
Net income	$70,611	$41,326	$134,179	$66,251

Denominator for basic net income per share:
Weighted average common shares outstanding	161,756	139,203	161,481	138,890

Basic net income per share	$0.44	$0.30	$0.83	$0.48

Numerator for diluted net income per share:
Net income	$70,611	$41,326	$134,179	$66,251
Tax-effected interest and bond amortization expenses attributable to convertible subordinated notes	1,208	1,744	2,410	3,464

Net income assuming conversion	$71,819	$43,070	$136,589	$69,715

Denominator for diluted net income per share:
Weighted average common shares	161,756	139,203	161,481	138,890
Incremental common shares attributable to exercise of outstanding employee stock options (assuming proceeds would be used to purchase common stock)	10,713	9,258	11,343	7,159
Weighted convertible subordinated debentures	16,276	16,276	16,276	16,276

Shares used in computing diluted net income per share	188,745	164,737	189,100	162,325

Diluted net income per share	$0.38	$0.26	$0.72	$0.43

     Basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share includes the dilutive effects of stock options, warrants, and convertible securities. For the three months and six months ended June 27, 2004 and June 29, 2003, options to purchase 6,458,253, 5,851,188, 6,185,532 and 6,718,156 shares of common stock, respectively, have been omitted from the diluted net income per share calculation because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

     6. Commitments, Litigation, Contingencies and Guarantees

Commitments

     The terms of the FlashVision joint venture, as described in Note 8, contractually obligate the Company to purchase half of FlashVision’s NAND wafer production output. The Company also has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of the Company’s FlashVision joint venture and foundry agreements with Toshiba, the Company is required to provide a six-month rolling forecast of purchase commitments. The purchase orders and other purchase commitments placed under these arrangements relating to the first three months of the six-month forecast are binding and cannot be cancelled. At June 27, 2004, the Company had approximately $68 million of non-cancelable purchase orders and other purchase commitments for flash memory wafers from Toshiba and FlashVision. In addition, as a part of the joint venture agreement with Toshiba, the Company is required to fund certain common and direct research and development expenses related to the development of advanced NAND flash memory technologies as well as other costs. As of June 27, 2004, the Company had accrued liabilities related to those expenses of $13.9 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of the Company’s revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred. The Company is committed to fund 49.9% of the total FlashVision joint venture costs, to the extent such costs are not covered by the Company’s product purchases from FlashVision.

     The Company and Toshiba are currently expanding the fabrication and test capacity at the FlashVision operation in Yokkaichi, Japan. The capacity expansion is being funded through FlashVision internally generated funds, as well as through substantial additional investments and loans by Toshiba and SanDisk. Through June 27, 2004, the Company had funded approximately $21.9 million in the form of a loan to FlashVision at an interest rate of TIBOR plus 0.35%. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans of approximately $95 million are expected to be made in several tranches through the first quarter of 2006. In addition, the Company has committed to purchase up to approximately $133 million of capital equipment based on the exchange rate in effect at June 27, 2004. The Company is purchasing and leasing this capital equipment to Toshiba in order to receive an increased share of the output from FlashVision.

     In April 2004, the Company and Toshiba announced their intention to, and signed a non-binding Memorandum of Understanding, or MOU, with respect to, cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. The Company and Toshiba are currently in discussions regarding the definitive terms of this proposed venture. The non-binding MOU contemplates that, as under the current FlashVision joint venture, the Company would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba is bearing the cost to construct the Fab 3 building and depreciation of the Fab 3 building would be a component of the cost per wafer charged to each party. Both parties would equally share the cost of the manufacturing equipment, startup costs and initial design and development of manufacturing process technology. Toshiba began construction of the building in April 2004. In the event that the Company and Toshiba do not execute definitive agreements with respect to Fab 3, the Company may agree to reimburse Toshiba for 50% of the costs arising from cancellation of any purchase orders the Company and Toshiba have agreed to place for certain equipment for Fab3 to the extent Toshiba cannot otherwise utilize such equipment or such costs cannot be reduced or mitigated by Toshiba, which could be up to approximately $55 million, based on the exchange rate in effect at June 27, 2004. The planned investment in Fab 3, excluding the cost of building construction, is currently estimated at $2.5 billion through the end of 2006, of which the Company’s share is estimated to be approximately $1.25 billion, with initial production currently scheduled for the end of 2005 This planned investment is expected to generate approximately 37,500 wafers per month, of which the Company’s allocation would be 50%. Fab 3 has available space to expand capacity beyond 37,500 wafers per month, and it is expected that further investments and output would continue to be shared 50/50 between the Company and Toshiba. If the Company and Toshiba agree upon and execute definitive agreements with respect to Fab 3, the Company expects to fund its portion of the investment through its cash as well as other financing sources. In addition to the Company’s investment in expansion at Yokkaichi and in Fab 3, if definitive agreements for Fab 3 are signed by the Company and Toshiba, for several quarters the Company will incur substantial expenses related to initial design and development of manufacturing process technology for Fab 3. In addition, the Company may not achieve the expected cost benefits of the expansion or a new facility for several quarters, if at all. The Company will incur start-up costs and pay ongoing operating activities even if it does not utilize the new output. The 300 millimeter wafers that will be used in the new Fab 3 are substantially larger in surface area and therefore more susceptible to mechanical and thermal stresses than the current, mature 200 millimeter wafers that are used in production at Toshiba. Neither Toshiba nor the Company have prior experience in manufacturing 300 millimeter advanced NAND designs, nor in operating a new equipment set that has to be optimized to process 300 millimeter NAND wafers with competitive yields. During the early stages of operating the new 300 millimeter wafer processing equipment, the Company expects to generate a large number of test wafers and perform numerous process test splits that will increase its research and development expenses through most of 2005, prior to benefiting from any actual production output from Fab 3. During the Fab 3 early production period, revenues will lag expenses and the

Company expects to incur startup costs during the first few quarters of the Fab 3 production start, which will impact its gross margins, results of operations and financial condition. Should customer demand for NAND flash products be less than the Company’s available supply, the Company may experience reduced revenues and increased expenses as well as increased inventory of unsold NAND flash wafers, which could harm its operating results.

     At June 27, 2004, the Company had approximately $170.9 million of total non-cancelable outstanding purchase commitments with its suppliers and subcontractors. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at June 27, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

Contractual Obligations and Off Balance Sheet Arrangements

						More than 5
			Less than	1 - 3 Years	3 - 5 Years	Years
			1 Year	(Fiscal 2005	(Fiscal 2008	(Beyond
	Total		(Fiscal 2004)	through 2007)	and 2009)	Fiscal 2009)
CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000		$—	$150,000	$—	$—
Interest payable on convertible subordinated notes	16,875		3,375	13,500	—	—
Operating leases	7,241		2,130	5,111	—	—
FlashVision research and development, fabrication capacity expansion and start-up costs, and reimbursement for certain other costs	574,400	(2)(3)(4)	123,004	311,748	120,273	19,374
Capital equipment purchases	132,933		114,279	18,654	—	—
Non-cancelable purchase commitments	170,898	(1)	170,898	—	—	—

Total contractual cash obligations	$1,052,347		$413,687	$499,013	$120,273	$19,374

(1) Includes FlashVision and Toshiba binding three-month purchase commitments for flash memory wafers, which are denominated in Japanese Yen, and are subject to fluctuation in exchange rates prior to payment.

(2) Includes balance owed under loan agreement for FlashVision entered into in February 2004.

(3) Excludes expenses associated with potential Fab 3 agreement, as definitive agreements have not been executed.

(4) Excludes certain potential FlashVision joint venture costs not covered by the Company’s product purchases.

					More than 5
		Less than	1 - 3 Years	3 - 5 Years	Years
		1 Year	(Fiscal 2005	(Fiscal 2008	(Beyond
	Total	(Fiscal 2004)	through 2007)	and 2009)	Fiscal 2009)
CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$230	$106	$124	$—	$—

Total contractual cash income	$230	$106	$124	$—	$—

As of June 27, 2004
OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease	$113,688

     The Company had foreign exchange contract lines in the amount of $120.0 million at June 27, 2004. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. There were no foreign exchange contracts outstanding at June 27, 2004.

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

     Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from the Company’s expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. The Company has been subject to, and expects to continue to be subject to, claims and legal proceedings regarding alleged infringement by it of the patents, trademarks and other intellectual property rights of third parties. Furthermore, parties that the Company has sued and that it may sue for patent infringement may counter-sue the Company for infringing their patents. Litigation involving intellectual property can become complex and extend for a protracted time, and is often very expensive. Such claims, whether or not meritorious, may result in the expenditure of significant financial resources, injunctions against the Company or the imposition of damages that it must pay and would also divert the efforts and attention of some of the Company’s key management and technical personnel. The Company may need to obtain licenses from third parties who allege that the Company has infringed their rights, but such licenses may not be available on terms acceptable to the Company or at all. Moreover, if the Company is required to pay significant monetary damages, is enjoined from selling any of its products or is required to make substantial royalty payments, the Company business would be harmed.

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

     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe the Company’s U.S. Patent No. 5,602,987, or the ‘987 patent. The Court granted summary judgment of noninfringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. The rulings do not affect the validity of the patent. On June 2, 2004, the Company filed a Notice of Appeal of the summary judgment rulings to the Federal Circuit Court of Appeals.

     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed Infineon’s U.S. Patent No. 5,726,601, or the ‘601 patent. On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (i) denying that the Company is entitled to the declaration sought by the Company’s complaint; (ii) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent – U.S. Patent No. 4,841,222 (the ‘222 patent). On October 27, 2003, the Company filed a reply to Infineon’s counterclaims, wherein the Company denied that it infringes the asserted patents, and denied that Infineon is entitled to any relief in the action.

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

     From time to time, the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys’ fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company’s insurance policies. There can be no assurance that any future obligation to indemnify the Company’s customers or suppliers, will not have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Contingencies

     FlashVision – FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities

Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of June 27, 2004, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $113.7 million.

     Fab 3 — In the event that the Company and Toshiba do not execute definitive agreements with respect to Fab 3, the Company may agree to reimburse Toshiba for 50% of the costs arising from cancellation of any purchase orders the Company and Toshiba have agreed to place for certain equipment for Fab 3 to the extent Toshiba cannot otherwise utilize such equipment or such costs cannot be reduced or mitigated by Toshiba, which could be up to approximately $55 million, based on the exchange rate in effect at June 27, 2004.

     UMC – In October 2003, the Company was advised by its Taiwan law firm that UMC shares owned by the Company and held in custody by its Taiwan law firm, Lee and Li, had been embezzled by an employee of Lee and Li. A total of approximately 127.8 million of the Company’s UMC shares were sold in unauthorized transactions. The Company still holds approximately 20.6 million UMC shares.

     Effective as of November 14, 2003, the Company and Lee and Li entered into a Settlement and General Release Agreement, or Settlement Agreement, concerning the embezzled shares. Pursuant to the Settlement Agreement, the Company was remitted a cash payment of $20.0 million at the time of signing. In addition, Lee and Li will pay the Company $45.0 million ($47.9 million including interest) over four years in sixteen quarterly installments. The remaining amount due from Lee and Li as of June 27, 2004 is $39.4 million and has been classified on the Company’s condensed consolidated balance sheet at June 27, 2004 as a short-term other receivable of $11.3 million and a long-term other receivable of $28.1 million. These amounts are secured by irrevocable standby letters of credit issued by the International Commercial Bank of China, or ICBC. (See also Note 8).

Guarantees

     The Company has historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of the indemnity varies and in some instances includes indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. The nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements and as of June 27, 2004, no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

     As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 27, 2004.

     7. Foreign Currency

     The Company had foreign exchange contract lines in the amount of $120.0 million at June 27, 2004. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. At June 27, 2004, the Company had no forward contracts outstanding.

     At June 27, 2004, the Company had $7.96 million in Japanese Yen-denominated accounts payable designated as fair value hedges against Japanese Yen-denominated cash holdings and accounts receivable. The Company had no outstanding hedge contracts. There was no unrealized gains or losses on derivative instruments as of June 27, 2004.

     Foreign exchange loss was $0.5 million and $0.3 million in the second quarter and first six months of 2004, respectively and a loss of $50 thousand and $0.5 million was recorded in the second quarter and first six months of 2003, respectively. These amounts are included in other expense, net, in the condensed consolidated statements of income.

     8. Joint Venture, Strategic Manufacturing Relationships, Investments and Related Parties

     FlashVision — In April 2002, the Company and Toshiba restructured their FlashVision Dominion Semiconductor business in Virginia and consolidated FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) with Mizuho Corporate Bank, Ltd. and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of June 27, 2004 the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $113.7 million. The Company accounts for its investment in FlashVision under the equity method of accounting.

     UMC — The Company maintains its investment position in UMC, one of its suppliers of wafers for its controller components, on the cost basis of accounting. The Company owned 20.6 million shares of UMC stock as of June 27, 2004. At June 27, 2004, UMC’s share price decreased to New Taiwan dollars, or NT$, of NT$24.10, from a price of NT$29.00 at December 28, 2003. The value of the Company’s investment on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As a result, the Company’s investment, which is classified as available-for-sale in accordance with SFAS No. 115, includes a net unrealized gain of approximately $0.8 million, inclusive of related tax expense of $0.5 million, recorded as a component of accumulated comprehensive income on the Company’s condensed consolidated balance sheet (See also Note 4). If the fair value of the UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses for such declines. In addition, in future periods, if the UMC shares are sold, there may be a gain or loss due to fluctuations in the market value of UMC’s stock.

     Tower Semiconductor — In July 2000, the Company entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of June 27, 2004, the Company had paid all five of its milestone payments and participated in Tower’s 2002 rights offering for a total investment in Tower of $79.0 million in return for approximately 9.0 million Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 0.4 million Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 9.0 million Tower ordinary shares represented an approximate 14% equity ownership position in Tower as of June 27, 2004. From July 2000 through June 27, 2004, the Company has recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of its investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on its prepaid wafer credits and $0.6 million of losses on its warrant to purchase Tower ordinary shares. As of June 27, 2004, the Company’s Tower ordinary shares were valued at $59.3 million and included an unrealized gain of $29.1 million, inclusive of related tax expense impact of $1.9 million, recorded as a component of accumulated other comprehensive income. As of June 27, 2004, the Company’s Tower prepaid wafer credits were valued at $0.6 million and the warrant to purchase Tower ordinary shares was valued at $0.6 million.

     In November 2003, the Company amended its foundry investment agreements with Tower and, among other things, agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the November 2003 amendment. In the second quarter and first six months of fiscal 2004 the Company utilized approximately $0.2 million and $0.7 million of these wafer credits to purchase controller wafers from Tower. The Company has the option to convert credits it would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15 day ATP preceding the last day of the relevant quarter. For the first fiscal quarter of 2004, the Company exercised its option to convert credits it would have otherwise been able to utilize for the quarter into Tower ordinary shares and receive approximately $80,000 in Tower ordinary shares, or approximately 12,000 Tower ordinary shares. For the second fiscal quarter of 2004 the Company determined that it would again exercise its option to convert credits it would have otherwise been able to utilize during the quarter into approximately $0.2 million in Tower ordinary shares or approximately 40,000 Tower ordinary shares. In the future, should the Company choose not to convert the credits it would have otherwise been able to utilize for the quarter into shares, the unconverted credits will accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, the Company may convert all of the then remaining credits it was issued in connection with its fourth milestone payment into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by the Company and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than the Company and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

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

     Related party transactions — The Company has entered into a joint venture agreement with Toshiba, under which they formed FlashVision, to produce advanced NAND flash memory wafers. In addition, the Company and Toshiba jointly develop and share the research and development expenses of advanced NAND flash memory products. The Company also purchases NAND flash memory card products from Toshiba. In the second quarter and first six months of 2004, the Company purchased NAND flash memory wafers and card products from FlashVision and Toshiba and made payments for shared research and development expenses totaling approximately $85.4 million and $192.1 million respectively and $41.8 million and $102.1 million in the comparable periods of fiscal 2003. At June 27, 2004 and December 28, 2003, the Company had accounts payable balances due to FlashVision of $19.6 million and $30.4 million respectively, and balances due to Toshiba of $9.4 million and $14.6 million, respectively. At June 27, 2004 and December 28, 2003, the Company had accrued current liabilities due to Toshiba for joint research and development expenses of $13.9 million and $11.8 million, respectively.

     In July 2000, the Company entered into a share purchase agreement to make a $75.0 million investment in Tower, at that time representing approximately 10% ownership of Tower. The Company’s CEO, Dr. Eli Harari, is a member of the Tower board of directors. The Company commenced the purchase of controller wafers from Tower in the last half of 2003. The Company purchased $6.1 million and $15.7 million of controller wafers from Tower in the second quarter and first six months of 2004, respectively and none in the comparable periods of fiscal 2003. At June 27, 2004 and December 28, 2003 the Company had amounts payable to Tower of approximately $0.8 million and $5.4 million, respectively, related to the purchase of controller wafers.

     In September 2003, the president and chief executive officer of Flextronics International Ltd. joined the Company’s board of directors. For the second quarter and first six months of 2004, the Company paid Flextronics and its affiliates approximately $10.7 million and $16.2 million, respectively for wafer testing, packaged memory final testing, card assembly and card testing. At June 27, 2004 and December 28, 2003, the Company had amounts payable to Flextronics and its affiliates of approximately $0.7 million and $1.5 million, respectively, for these services.

     9. Income Taxes

     For the three months and six months ended June 27, 2004, the Company recorded an income tax provision of $41.7 million and $79.1 million, respectively or an effective rate of approximately 37%. This compares to a tax provision of $4.1 million and $6.8 million, respectively recorded for the same periods in 2003 or an effective rate of approximately 9%. The tax provision for the first quarter of 2004 is computed based on the Company’s estimated annual earnings projections and is primarily related to U.S. federal and state income tax along with benefits from tax-exempt interest and research and development credits. The estimated annual effective tax rate for 2003 was less than the statutory rate primarily due to taxes provided in foreign jurisdictions offset by a partial reversal of the valuation allowance.

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

Overview

     SanDisk, the worldwide leader in flash storage card products, designs, develops, manufactures and markets flash storage products used in a wide variety of electronic systems. Our flash storage products allow data to be stored in a compact, removable format. Our flash storage card products help enable mass market adoption of digital cameras, feature phones and other digital consumer devices, and use of our USB flash drive products is becoming an increasingly popular approach to transferring files between personal computers and other devices. We are the only company that has rights to manufacture and sell every major flash card format. We do not operate fabrication facilities, but do control a significant portion of our flash memory wafer manufacturing through a joint venture with Toshiba Corporation, or Toshiba, contracts with fabrication facility owners and contractual supply rights from other partners. This multiple sourcing strategy enables us to adjust our supply with changes in demand. We receive a majority of our flash storage product revenues from sales to the retail channel with the balance principally attributable to sales to original equipment manufacturers, or OEMs, or their distributors. We also receive royalties from the licensing of our flash technology, including our patent portfolio, to third party manufacturers of flash products. Royalty revenues comprise a significant portion of our total revenues and are a key part of funding our research efforts. We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices, declining costs and rapid product obsolescence. Demand for flash memory terabytes has been quite price elastic in the past and we expect it to continue to be price elastic in the future. Because our products are predominately used in consumer electronics applications, our revenue is subject to consumer-driven seasonal patterns, such as seasonal increases in the fourth quarter of each year followed by declines in the first quarter of the following year.

     Our products come in small formats from the Compact Flash card, or CF card, which weighs about a half an ounce and is approximately the size of a matchbook all the way down to our new TransFlash, which is about the size of a dime. All of our products store information in non-volatile memory cells that do not require power to retain information. Power consumption is also very low during read and write operations particularly when compared to rotation disk drives. Our products have a high degree of ruggedness, reliability and performance.

     Our principal products are CF card, SD card/miniSD cards, Memory Stick cards, SanDisk Ultra II products, Cruzer USB flash drives, Shoot & Store cards, xD Picture cards and TransFlash:

•	CompactFlash. The ruggedness and low-power requirements of CompactFlash cards make them well-suited for consumer applications such as digital cameras, PDAs, personal communicators and audio recorders.

•	SD Card/miniSD. SD Cards provide advanced security and copyright protection features for the electronic distribution of music, video and other copyrighted works. The SD form factor is also used in digital cameras, feature phones, PDAs and MP3 players. A smaller version of the SD card, known as miniSD, is used in small feature phones.

•	Memory Stick Products. The SanDisk Memory Stick family is used primarily in Sony’s wide variety of consumer electronics products and includes the Memory Stick, Memory Stick Duo, Memory Stick PRO and Memory Stick PRO Duo . The Memory Stick PRO and Memory Stick PRO Duo cards offer high performance with faster write speeds and the addition of copyright protection targeted for digital cameras, audio players, and cell phone applications.

•	SanDisk Ultra II and SanDisk Extreme Products. The SanDisk Ultra II and SanDisk Extreme products are high speed CF, SD and Memory Stick PRO cards specifically designed for use in the rapidly growing market for high-

performance digital cameras. These products are targeted at advanced photographers who require high-speed cards to quickly shoot many high-resolution images.

•	Cruzer USB Flash Drive Product Line. The Cruzer product family allows the user to transfer data files between any device with a USB port offering a high-speed replacement for the floppy disk or other removable media.

•	Shoot & Store Card Products. Shoot & Store card products are a new product line of inexpensive and lower capacity flash memory cards targeted for sale at supermarkets, convenience stores and drug stores.

•	xD Picture Card. SanDisk sells the xD-Picture card format under our arrangements with Olympus and Fuji for use in cameras from Olympus and Fuji.

•	TransFlash. TransFlash, introduced in 2004, is the world’s smallest removable flash memory storage format. TransFlash is designed for new mobile phones that are compact yet fully-featured with storage-intensive multimedia applications such as digital cameras, video capture and playback, MP3 players, video games, personal organizers, Multimedia Message Service (MMS), email and voicemail capabilities. TransFlash is similar in size and function to embedded flash memory, but can also be readily removed and upgraded to allow for a range of memory capacities as well as interoperability with other consumer electronics devices.

     We make significant investments in the research and development of flash process and design technology as well as controller technology to continue to increase storage capacity, functionality and performance and to lower the cost of our flash memory products. This has allowed us to significantly reduce our cost per megabyte of capacity with each new generation of our products.

     Our products are focused primarily on three markets: digital cameras and other consumer electronics, feature phones and USB flash drives:

     • Digital Cameras and other consumer electronics. Shipments of digital cameras exceeded shipments of traditional film cameras in 2003. We make and sell flash cards that are used as digital film in all the major brands of digital cameras. Digital cameras have increased in terms of resolution quality, requiring flash cards with greater capacity. Our cards are also used to store: music in MP3 players, video in solid-state digital camcorders, personal data in PDAs and maps in GPS devices.

     • Feature Phones. Feature phones are phones which contain one or more multimedia features such as camera functionality, audio/MP3, games, video and internet access. These features require increasing storage capacity in the phone. We are a leading supplier of miniSD, SD, TransFlash, MMC and RS-MMC cards for removable storage in some of these feature phones.

     • USB Flash Drives. We provide USB flash drive solutions designed to allow consumers to store computer files on keychain-sized devices and then quickly and easily transfer these files between laptops, desktops and other devices. USB flash drives are being increasingly used in the place of floppy disks, compact discs with read/write capability, and other storage devices for personal computers.

     We also sell our products to industrial, telecom, automotive and numerous other customers. For example, our cards are used in many of the new electronic voting machines to store votes for ballots that have been cast.

     We market our products using our direct sales organization, distributors, manufacturers’ representatives, OEMs and retailers. Over 50% of our revenues in the second quarter and first half of 2004 were derived from international locations outside of North America. We distribute SanDisk brand name products to consumer electronics stores, office superstores, photo retailers, mass merchants, catalog and mail order companies, Internet and e-commerce retailers, drug stores, supermarkets and convenience stores and retail distributors. Outside the U.S., we ship primarily to retail distributors. Our products are available through retail chains that have total combined retail outlets currently estimated at approximately 80,000 worldwide. In addition, manufacturers’ representative firms are supporting our sales efforts in the retail and OEM channels worldwide. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the income on these sales is deferred until the retailers or distributors sell the merchandise to their end customer. We provide SanDisk brand name and private label products to OEMs and their distributors, including manufacturers of digital still cameras, mobile phones, and other electronic consumer and industrial products.

     An important element of our strategy has been to establish strategic relationships with technology companies that can provide us with access to leading edge semiconductor manufacturing capacity and that participate in the development of some of our products. This enables us to concentrate our resources on the product design and development areas where we believe we have competitive advantages. We have developed strategic relationships with United Microelectronic Inc., or UMC, in Taiwan, Tower Semiconductor Ltd., or Tower, in Israel, Renesas Technology Corporation, or Renesas, in Japan and Toshiba, in Japan. In 2002, we entered into a seven-year supply agreement with Samsung Electronics Co., Ltd., or Samsung, which allows us to purchase NAND flash memory products from Samsung’s fabrication facilities in South Korea. We may establish relationships with other foundries in the future.

     All of our flash memory products require silicon wafers for the memory and controller components. The substantial majority of our memory wafers are currently supplied by our FlashVision joint venture and our foundry relationship with Toshiba, and to a lesser extent by Samsung and Renesas. Our controller wafers are currently manufactured by UMC and Tower.

     We and Toshiba are currently expanding the fabrication and test capacity at the FlashVision operation in Yokkaichi, Japan. The capacity expansion is being funded through FlashVision internally generated funds, as well as through substantial additional investments and loans by Toshiba and SanDisk. Through June 27, 2004, we had funded approximately $21.9 million in the form of a loan to FlashVision at an interest rate of TIBOR plus 0.35%. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans of approximately $95 million are expected to be made in several tranches through the first quarter of 2006. In addition, we have committed to purchase up to approximately $133 million of capital equipment based on the exchange rate in effect at June 27, 2004. We are purchasing and leasing this capital equipment to Toshiba in order to receive an increased share of the output from FlashVision.

     In April 2004, we and Toshiba signed a non-binding Memorandum of Understanding, or MOU, with respect to cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. We and Toshiba are currently in discussions regarding the definitive terms of this proposed venture. The non-binding MOU contemplates that, as under the current FlashVision joint venture, we would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba is bearing the cost to construct the Fab 3 building and depreciation of the Fab 3 building would be a component of the cost per wafer charged to each party. Both parties would equally share the cost of the manufacturing equipment as well as the startup and initial design and development of manufacturing process technology costs. Toshiba began construction of the building in April 2004. In the event that we and Toshiba do not execute definitive agreements with respect to Fab 3, we may agree to reimburse Toshiba for 50% of the costs arising from cancellation of any purchase orders we and Toshiba have agreed to place for certain equipment for Fab 3 to the extent Toshiba cannot otherwise utilize such equipment or such costs cannot be reduced or mitigated by Toshiba, which could be up to approximately $55 million, based on the exchange rate in effect at June 27, 2004. The planned investment in Fab 3, excluding the cost of building construction, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.25 billion, with initial production currently scheduled for the end of 2005. This planned investment is expected to generate approximately 37,500 wafers per month, of which our allocation would be 50%. Fab 3 has available space to expand capacity beyond 37,500 wafers per month, and it is expected that further investments and output would continue to be shared 50/50 between us and Toshiba. If we and Toshiba agree upon and execute definitive agreements with respect to Fab 3, we expect to fund our portion of the investment through our cash as well as other financing sources. In addition to our investment in expansion at Yokkaichi and in Fab 3, if definitive agreements for Fab 3 are signed by us and Toshiba, for several quarters we will incur substantial expenses related to initial design and development of manufacturing process technology for Fab 3.

     We believe that our future success will continue to depend on the development and introduction of new generations of flash memory chips, controllers and products designed specifically for the flash data storage market. In conjunction with our FlashVision partner, Toshiba, we are currently beginning to increase our volume of wafers using our next generation 90 nanometer NAND flash memory technology and are in the process of converting some of our 130 nanometer wafer starts to wafers using this new technology. Typically transitions like this 90 nanometer technology transition take between three and four quarters to complete and result in lower initial gross margins than more mature technologies because of start-up costs and lower manufacturing yields.

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

     Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the income on these sales is deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. At June 27, 2004 and December 28, 2003, deferred income, from sales to distributors and retailers was $113.7 million and $90.1 million, respectively. Estimated product returns are provided for in the condensed consolidated financial statements.

     We earn patent license revenue under patent cross-license agreements with several companies including Lexar Media, Inc., or Lexar, Renesas, Samsung, Sharp Electronics Corporation, or Sharp, Silicon Storage Technology, Inc., or SST, SiliconSystems Inc., SmartDisk Corporation, Sony Corporation, or Sony, Olympus, and TDK. Our current license agreements provide for the payment of license fees or royalties, or a combination thereof, to us. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

     Revenue recognition for our patent licensing arrangements is dependent on the terms of each contract and in some cases on the timing of product shipments by third parties. Licensing fees are generally amortized over the term of the agreement. Royalty revenues are generally a percentage of applicable revenues of our licensees, and our royalty revenues are generally recognized when reported to us by our licensees. We have received payments under our cross-license agreements, portions of which were recognized as revenue and portions of which were recorded as deferred revenue. Our cross license arrangements, that include a guaranteed access to flash memory supply, were recorded based upon the cash received for the arrangement as we do not have vendor specific objective evidence for the fair value of the intellectual property exchanged or supply guarantees received. Under these arrangements we have recorded the cash received as the total value of goods received and are recognizing the associated revenues over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements, as we meet certain obligations as provided in the various agreements. At June 27, 2004 and December 28, 2003, deferred revenue from patent license agreements was $31.7 million and $34.5 million, respectively. The cost of revenues associated with patent license and royalty revenues was insignificant for the three-month and six-month periods ended June 27, 2004 and June 29, 2003.

     We record reductions to revenue and trade-accounts receivable for customer programs and incentive offerings, including promotions and other volume-based incentives, when revenue is recorded based on estimated requirements. Marketing development programs, when granted, are either recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program. These incentives generally apply only to our retail customers, which represented 81% and 74% of product revenues in the second quarter and first half of 2004 respectively, and 61% in both of the comparable periods of 2003.

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

     Valuation of Financial Instruments including Investments in Foundries. Our investments include investments in marketable equity and debt securities, which also include equity investments in UMC of $14.8 million and Tower of $59.3 million, as of June 27, 2004, which have operations or technology in areas within our strategic focus. In determining if and when a decline in market value on any of our financial instruments is below carrying cost and is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities, debt instruments and current equity investments. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Certain of the investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments in non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. (See Liquidity and Capital Resources elsewhere within Management’s Discussion and Analysis).

     Inventories and Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. Should actual market conditions differ from our estimates, our future results of operations could be materially affected.

     Deferred Tax Assets. At June 27, 2004 and December 28, 2003, based on the weight of all available evidence, we carried no valuation allowance on the net deferred tax assets. During 2003 we reversed a portion of the valuation allowance that benefited the fiscal 2003 tax provision. The remaining portion of the valuation allowance, associated with unrealized capital loss on our investment, was recognized into the accumulated other comprehensive income at December 28, 2003. We provide a valuation allowance against deferred tax assets if it is more likely than not that such an amount will not be realized.

Results of Operations

     Product Revenues. Our product revenues were $391.3 million in the second quarter and $730.0 million in the first half of 2004, up $177.3 million or 83% from the second quarter of 2003 and $360.6 million or 98% from first half of fiscal 2003. The increase in product revenues for the second quarter and first half of 2004 compared to the same periods in the prior year, were primarily due to increased unit sales of our CF cards, SD cards, USB flash drives, Memory Stick, xD picture cards and miniSD cards. Early in the second quarter of fiscal 2004, we initiated pricing reductions to stimulate demand within our target markets resulting in sequential increases in unit sales and megabytes sold and a decline in average selling price per megabyte of approximately 16% compared to the first quarter of 2004. During the second quarter of 2004 as compared to the second quarter of 2003, total flash memory product unit sales increased approximately 38%, total megabytes sold increased 144%, while our average selling price per megabyte declined 24%. During the first half of 2004 as compared to the same period of 2003, total flash memory product unit sales increased approximately 64%, total megabytes sold increased 155%, while our average selling price per megabyte declined 21%.

     Sales to the consumer market represented approximately 96% and 95% of product revenues in the second quarter and first half of 2004, respectively, with the telecommunications/industrial market making up the remaining portion of product revenues. This compares to 87% of product revenues in both the second quarter and first half of 2003 attributable to the consumer market with the balance of product revenues attributable to the telecommunications/industrial market. In the second quarter and first half of 2004, sales through the retail channel accounted for 81% and 74% of total product revenues, respectively and 61% in each of the same periods of 2003. Total product revenue dollars from our retail channels increased 142% in the second quarter of 2004 over the comparable period in 2003 and 139% in the first half of 2004 over the same period of 2003. We expect that sales through the retail channel will continue to comprise a significant portion of our product revenues in the future, and that a substantial portion of our shipments into the retail channel will continue to be made to customers that have the right to return unsold products through stock rotation programs, leading to our revenue recognition at time of retail sell-through to end customers. In the second quarter of 2004 and 2003, sales to the OEM and industrial distribution channels accounted for 19% and 39%, respectively of total product revenues, and 26% and 39% in the first halves of 2004 and 2003. Total revenue dollars from our OEM and industrial distribution channels decreased 9% in the second quarter of 2004 over the same period of 2003 while increasing 32% for the first half of fiscal 2004 over the comparable period in 2003. We believe the decline in OEM sales in the second fiscal quarter of 2004 was due to certain customers lowering their inventory levels in response to announced price reductions for our products and to competition.

     International sales represented 51% ,54%, 64%, 61% of our product revenues in the second quarter and first half of 2004 and 2003, respectively. The absolute dollar growth in international sales is primarily due to sales growth in both the European and Pacific Rim regions, each of which grew 79%, 102%, 16%, 55%, respectively, in the second quarter and first half of 2004 when compared to the same periods in 2003. We expect international sales to continue to represent a significant portion of our product revenues.

     Our top ten customers represented approximately 58% and 47% of our total revenues in the second quarter of 2004 and 2003, and 54% and 49% in the first half of fiscal 2004 and 2003 respectively. No customer exceeded 10% of total revenues in either the second quarters or first half of 2004 or 2003. We expect that sales to a limited number of customers will continue to represent a substantial portion of our product revenues for the foreseeable future.

     License and Royalty Revenues. License and royalty revenues from patent cross-license agreements were $42.0 million in the second quarter and $90.1 million for the first half of 2004, compared to $20.6 million and $39.6 million in the same periods of 2003. These increases were primarily due to higher royalty-bearing sales by our licensees compared to the applicable periods in 2003. Revenues from licenses and royalties represented 10% and 9% of total revenues in the second quarters of 2004 and 2003, respectively and 11% and 10% in the first halves of 2004 and 2003, respectively. The timing of royalty revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties. Our license and royalty revenue in the second quarter of 2004 of $42.0 million was down from license and royalty revenue in the first quarter of 2004 of $48.2 million because our first quarter royalty revenue reflects a significant portion of our licensees’ sales from the seasonally high fourth quarter and because of certain reductions in royalty rates effective in 2004.

     Gross Profits. In the second quarter of 2004, total gross profits were $178.7 million, or 41% of total revenues, compared to $155.9 million or 40% of total revenues in the prior quarter and $88.8 million, or 38%, in the second quarter of 2003. For the first half of fiscal 2004 gross profits were $334.6 million or 41% of total revenues compared to $160.4 million or 39% of total revenues in the first half of 2003. In the second quarter of 2004, product gross margins were 35% compared to

32% in the first quarter of 2004 and 32% for the second quarter of 2003. For the first half of fiscal 2004 product gross margins were 34% compared to 33% in the first half of 2003. The increase in the product gross margin percentage in the second quarter and first half of 2004 compared to the same periods in 2003 was due to a higher mix of captive supply, a higher mix of MLC memory compared to binary, a favorable mix of differentiated higher margin products, and a shift to in-house manufacture for Memory Stick.

     Product gross margins can fluctuate each quarter primarily due to changes in pricing, sourcing mix between captive and non-captive, the level of product that is produced using MLC technology, product mix, pricing from our non-captive suppliers, cost reductions and start-up costs of new technologies.

     Research and Development Expenses. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies and contract services. Research and development expenses were $32.5 million in the second quarter of 2004, up $5.7 million or 21% from the prior quarter and an increase of $13.1 million or 68% from the second quarter of 2003. Research and development expenses were $59.2 million in the first half of 2004, up $22.3 million or 60% from the first half of fiscal 2003. These increases were primarily due to increased salary and related expenses associated with higher headcount in support of our product development efforts, higher vendor engineering costs and initial design and development of manufacturing process technology related to our planned 300 millimeter Fab 3 venture with Toshiba. We expect our research and development expenses to continue to increase in absolute dollars in future periods to support the development and introduction of new generations of flash data storage card products, including our development efforts at our FlashVision joint venture with Toshiba, our co-development agreement with Sony and our continued development of advanced controller chips.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our sales, marketing, customer service and applications engineering personnel. These expenses also include other selling and marketing expenses, such as independent manufacturers’ representative commissions, advertising and trade shows. Sales and marketing expenses were $24.9 million in the second quarter of 2004, up $5.3 million or 27% from the first quarter of 2004 and up $9.4 million or 61% from the second quarter of 2003. Sales and marketing expenses were $44.6 million in the first half of 2004, up $16.4 million or 58% from the first half of 2003. The increase in our second quarter and first half of 2004 sales and marketing expenses compared to the same periods in 2003 consisted of expenses associated with increased salary and related expenses due to additional headcount, an increase in outside commission expense and increased tradeshow expenses, all in support of our higher revenue base. We expect sales and marketing expenses to increase, in absolute dollars, as sales of our products grow and we continue to invest in increasing brand awareness.

     General and Administrative Expenses. General and administrative expenses include the cost of our finance, human resources, shareholder relations, legal and administrative functions as well as a portion of our information systems costs. General and administrative expenses were $10.9 million in the second quarter of 2004, remaining flat with the first quarter and up $3.7 million or 51% from the second quarter of 2003. General and administrative expenses were $21.8 million in the first half of 2004, up $7.9 million or 57% from the first half of 2003. The increase in general and administrative expenses in the second quarter and first half of 2004 compared to the same periods in 2003 consisted of higher salary and related expenses due to increases in staffing, consulting expenses and additions to the allowance for doubtful accounts due to the growth in accounts receivable balances from our increased revenues in these periods in 2004 when compared to the comparable periods in 2003. General and administrative expenses are expected to increase in absolute dollars in the future to defend our patent portfolio and expand our infrastructure to support our expected growth.

     Equity in Income(Loss) of Joint Venture. Equity in income (loss) of joint ventures was ($0.2) million and ($0.1) million in the second quarters of 2004 and 2003, and $0.4 million and $39,000 for the first halves of 2004 and 2003, respectively, for our share of income (loss) from our FlashVision joint venture.

     Interest Income. Interest income was $4.2 million in the second quarter and $8.2 million in the first half of 2004, compared to $1.8 million in the second quarter and $4 million for the first half of 2003. The increase in interest income for the second quarter of 2004 and the first half of 2004 compared to the same periods of 2003 is due to higher investment balances.

     Interest Expense. Interest expense on our outstanding convertible notes was $1.7 million in the second quarters of 2004 and 2003, and $3.4 million for the half year both in 2004 and 2003.

     Gain (loss) on Investment in Foundry. The income(loss) on investment in foundry in the second quarter of 2004 and first half of 2004 was $22,000 and ($0.6) million and represents the adjustment in value of our warrant to purchase Tower ordinary shares. In the second quarter of 2003, the (loss) on investment in foundry was ($1.7) million, which included a write-down of approximately $1.9 million related to the recoverability of our Tower prepaid wafer credits and an adjustment to increase the fair value of our Tower warrant. During the first six months of 2003 we recognized a total write-down of $3.9 million related to the recoverability of our Tower prepaid wafer credits that was partially offset by a net increase in the fair value of our Tower warrant of $0.3 million. We periodically assess the value of our Tower warrant, our Tower ordinary shares, our prepaid wafer credits and our UMC shares and adjust the value as necessary. In future periods, if we sell shares that we own in either UMC or Tower, we may recognize a gain or loss due to fluctuations in the market value of these stocks.

     Gain (Loss) on Equity Investment. No gains or losses on equity investments were recorded in either the second quarter or first half of 2004. In the first quarter of 2003, we recognized a $4.5 million impairment charge as a result of our write-down of our equity investment in Divio, Inc., or Divio, in accordance with Statement of Financial Standards 115.

     Other Income (Expense), net. Other income (expense), net was ($0.4) million and $0.2 million in the second quarters of 2004 and 2003, respectively and ($0.3) million and ($0.9) million in the first halves of 2004 and 2003, respectively. These primarily related to foreign exchange gains and losses on our Japanese Yen denominated assets, gains and losses on disposal of fixed assets and note issuance expenses.

     Provision for Income Taxes. For the three months ended June 27, 2004, we recorded an income tax provision of $41.7 million, and $79.1 million for the first half of 2004, reflecting an effective rate of approximately 37%. This compares to a tax provision of $4.1 million in the second quarter and $6.8 million for the first half of 2003 or an effective rate of approximately 9%. The tax provision for the second quarter and the first half of 2004 is computed based on our estimated annual earnings projection and is primarily related to U.S. federal and state income tax along with benefits from tax exempt interest and research and development credits. The estimated annual effective tax rate for 2003 was less than the statutory rate primarily due to taxes provided in foreign jurisdictions offset by a reversal of valuation allowance.

Liquidity and Capital Resources

Cash Flows

     At June 27, 2004, we had cash, cash equivalents and short-term investments of approximately $1.3 billion, which included $614.0 million in cash and cash equivalents, $686.6 million in unrestricted short-term investments, and $30.3 million relating to our investments in UMC and Tower.

     Operating activities for the first half of 2004 provided $56.8 million of cash. Major contributors were net income of $134.2 million, depreciation and amortization of $16.6 million, increases in deferred revenue and other liabilities of $20.3 million, increase in research and development liabilities, related parties of $2.1 million. These amounts were offset by decreases in accounts payable of $9.9 million, increases in inventory of $46.6 million, increases in accounts receivable of $16.9 million, increases in prepaid expenses, deposits and other of $2.6 million, and an increase in income taxes payable of $27.1 million. Net cash provided by operating activities was $96.4 million for the first half of 2003.

     Net cash used in investing activities was $186.1 million for the first half of 2004, and was primarily comprised of purchases, net of proceeds, from short-term investments of $161.0 million, and $25.2 million for acquisition of capital equipment purchases. Net cash used in investing activities was $74.4 million for the first half of 2003.

     Net cash provided by financing activities of $8.9 million for the first half of 2004 reflects sales of stock through our stock option and employee stock purchase plans. Financing activities provided cash of $6.4 million for the first half of 2003.

Transactions Affecting Liquidity

Investment in UMC

     Our UMC investment in foundries as shown in the condensed consolidated balance sheet was $17.5 million at December 28, 2003 and $14.8 million at June 27, 2004. We owned 20.6 million shares of UMC stock as of June 27, 2004. At June 27, 2004, UMC’s share price decreased to New Taiwan dollars, or NT$, of NT$24.10, from a price of NT$29.00 at December 28, 2003. The value of our investment on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As a result, our investment, which is classified as available-for-sale in accordance with SFAS No. 115, includes a net unrealized gain of approximately $0.8 million, inclusive of related tax expense of $0.5 million, recorded as a component of accumulated comprehensive income on our condensed consolidated balance sheet (See also Note 4). If the fair value of the UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, if the UMC shares are sold, there may be a gain or loss due to fluctuations in the market value of UMC’s stock.

Investment in FlashVision Joint Venture

     In April 2002, we and Toshiba restructured our FlashVision Dominion Semiconductor business in Virginia and consolidated FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) with Mizuho Corporate Bank, Ltd. and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. We have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of June 27, 2004 the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $113.7 million.

     The terms of the FlashVision joint venture contractually obligate us to purchase half of FlashVision’s NAND wafer production output. We also have the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of our FlashVision joint venture and foundry agreements with Toshiba, we must provide a six-month rolling forecast of purchase commitments. The purchase orders and other purchase commitments placed under these arrangements relating to the first three months of the six-month forecast are binding and cannot be cancelled. At June 27, 2004, we had approximately $68 million of non-cancelable purchase orders and other purchase commitments for flash memory wafers from Toshiba and FlashVision. In addition, as a part of the joint venture agreement, we are required to fund certain common and direct research and development expenses related to the development of advanced NAND flash memory technologies as well as certain other costs. As of June 27, 2004, we had accrued liabilities related to those expenses of $13.9 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of our revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred. We are committed to fund 49.9% of the total FlashVision joint venture costs, to the extent such costs are not covered by our product purchases from FlashVision.

     We and Toshiba are currently expanding our fabrication and test capacity at the FlashVision operation in Yokkaichi, Japan. The capacity expansion is being funded through FlashVision internally generated funds, as well as through substantial additional investments and loans by Toshiba and SanDisk. Through June 27, 2004, we had funded approximately $21.9 million in the form of a loan to FlashVision at an interest rate of TIBOR plus 0.35%. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans of approximately $95 million are expected to be made in several tranches through the first quarter of 2006. In addition, we have committed to purchase up to approximately $133 million of capital equipment based on the exchange rate in effect at June 27, 2004. We are purchasing and leasing this capital equipment to Toshiba in order to receive an increased share of the output from FlashVision.

     In April 2004, we and Toshiba announced our intention to, and signed a non-binding Memorandum of Understanding, or MOU, with respect to, cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. We and Toshiba are currently in discussions regarding the definitive terms of this proposed venture. The non-binding MOU contemplates that, as under the current FlashVision joint venture, we would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba is bearing the cost to construct the Fab 3 building and depreciation of the Fab 3 building would be a component of the cost per wafer charged to each party. Both parties would equally share the cost of the manufacturing equipment as well as startup and initial design and development of manufacturing process technology costs. Toshiba began construction of the building in April 2004. In the event that we and Toshiba do not execute definitive agreements with respect to Fab 3, we may agree to reimburse Toshiba for 50% of the costs arising from cancellation of any purchase orders we and Toshiba have agreed to place for certain equipment for Fab3 to the extent Toshiba cannot otherwise utilize such equipment or such costs cannot be reduced or mitigated by Toshiba, which could be up to approximately $55 million, based on the exchange rate in effect at June 27, 2004. The planned investment in Fab 3, excluding the cost of building construction, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.25 billion, with initial production currently scheduled for the end of 2005 This planned investment is expected to generate approximately 37,500 wafers per month, of which our allocation would be 50%. Fab 3 has available space to expand capacity beyond 37,500 wafers per month, and it is expected that further investments and output would continue to be shared 50/50 between us and Toshiba. If we and Toshiba agree upon and execute definitive agreements with respect to Fab 3, we expect to fund our portion of the investment through our cash as well as other financing sources. In addition to our investment in expansion at Yokkaichi and in Fab 3, if definitive agreements for Fab 3 are signed by us and Toshiba, for several quarters we will incur substantial expenses related to initial design and development of manufacturing process technology for Fab 3. In addition, we may not achieve the expected cost benefits of the expansion or a new facility for several quarters, if at all. We will incur start-up costs and pay ongoing operating activities even if we do not utilize the new output. The 300 millimeter wafers that will be used in the new Fab 3 are substantially larger in surface area and therefore more susceptible to mechanical and thermal stresses than the current, mature 200 millimeter wafers that we use in production at Toshiba. Neither Toshiba nor we have prior experience in manufacturing 300 millimeter advanced NAND designs, nor in operating a new equipment set that has to be optimized to process 300 millimeter NAND wafers with competitive yields. During the early stages of operating the new 300 millimeter wafer processing equipment, we expect to generate a large number of test wafers and perform numerous process test splits that will increase our research and development expenses through most of 2005, prior to benefiting from any actual production output from Fab 3. During the Fab 3 early production period, revenues will lag expenses and we expect to incur startup costs during the first few quarters of the Fab 3 production start, which will impact our gross margins, results of operations and financial condition. Should customer demand for NAND flash products be less than our available supply, we may experience reduced revenues and increased expenses as well as increased inventory of unsold NAND flash wafers, which could harm our operating results.

Investment in Tower

     In July 2000, we entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of June 27, 2004, we had paid all five of our milestone payments and participated in Tower’s 2002 rights offering for a total investment in Tower of $79.0 million in return for approximately 9.0 million Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase approximately 0.4 million Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 9.0 million Tower ordinary shares represented an approximate 14% equity ownership position in Tower as of June 27, 2004. From July 2000 through June 27, 2004, we have recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $0.6 million of losses on our warrant to purchase Tower ordinary shares. As of June 27, 2004, our Tower ordinary shares were valued at $59.3 million and included an unrealized gain of $29.1 million, inclusive of related tax expense impact of $1.9 million, recorded as a component of accumulated other comprehensive income. As of June 27, 2004, our Tower prepaid wafer credits were valued at $0.6 million and the warrant to purchase Tower ordinary shares was valued at $0.6 million.

     In November 2003, we amended our foundry investment agreements with Tower and, among other things, agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the date of the November 2003 amendment. In the second quarter and first six months of fiscal 2004 we utilized approximately $0.2 million and $0.7 million of these wafer credits to purchase controller wafers from Tower. We will have the option to convert credits it would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15 day ATP preceding the last day of the relevant quarter. For the first fiscal quarter of 2004, we exercised our option to convert credits we would have otherwise been able to utilize for the quarter into Tower ordinary shares and receive approximately $80,000 in Tower ordinary shares, or approximately 12,000 Tower ordinary shares. For the second fiscal quarter of 2004 we determined that we would again exercise our option to convert credits we would have otherwise been able to utilize during the quarter into approximately $0.2 million in Tower ordinary shares or approximately 40,000 Tower ordinary shares. In the future, should we choose not to convert the credits we would have otherwise been able to utilize for the quarter into shares, the unconverted credits will accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, we may convert all of the then remaining credits we were issued in connection with our fourth milestone payment into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by us and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on

January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than us and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

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

Other Receivable

     Our other receivable consists of approximately $39.4 million related to a prior settlement agreement. (Please refer to our Form 10-K for the year ended December 28, 2003.) At June 27, 2004, this other receivable has been classified on our condensed consolidated balance sheet as a short-term other receivable of $11.3 million and a long-term other receivable of $28.1 million. This other receivable is secured by irrevocable standby letters of credit.

Liquidity Sources, Requirements and Contractual Cash Commitments

     Our principal sources of liquidity as of June 27, 2004 consisted of: $614.0 million in cash, cash equivalents, $686.6 million in short-term investments, $30.3 million in unrestricted investments in foundries, and cash we expect to generate from operations during our fiscal year.

     Our principal liquidity requirements are to meet our working capital requirements, fund research and development and capital expenditure needs, service our convertible, subordinated debt, and provide funding to certain current and planned joint venture arrangements that provide us with captive product supply. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

     We expect to make significant investments in assembly and test manufacturing equipment or wafer fabrication foundry capacity to support our business in the future. We may also invest in or acquire other companies’ product lines or assets. Our operating expenses may increase as a result of the need to hire additional personnel to support our sales and marketing efforts and research and development activities, including our collaboration with Toshiba for the joint development of advanced NAND flash memory.

     At June 27, 2004, we had approximately $170.9 million in total non-cancelable outstanding purchase orders with certain of our suppliers and subcontractors. The following summarizes our contractual cash obligations, commitments and off balance sheet arrangements at June 27, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

Contractual Obligations and Off Balance Sheet Arrangements

			Less than	1 - 3 Years	3 –5 Years	More than 5
			1 Year	(Fiscal 2005	(Fiscal 2008	Years (Beyond
	Total		(Fiscal 2004)	through 2007)	and 2009)	Fiscal 2009)
CONTRACTUAL OBLIGATIONS:
Convertible subordinated notes payable	$150,000		$—	$150,000	$—	$—
Interest payable on convertible subordinated notes	16,875		3,375	13,500	—	—
Operating leases	7,241		2,130	5,111	—	—
FlashVision research and development, fabrication capacity expansion and start-up costs, and reimbursement for certain other costs	574,400	(2)(3)(4)	123,004	311,748	120,273	19,374
Capital equipment purchases	132,933		114,279	18,654	—	—
Non-cancelable purchase commitments	170,898	(1)	170,898	—	—	—

Total contractual cash obligations	$1,052,347		$413,687	$499,013	$120,273	$19,374

(1) Includes FlashVision and Toshiba binding three-month purchase commitments for flash memory wafers, which are denominated in Japanese Yen, and are subject to fluctuation in exchange rates prior to payment.

(2)	Includes balance owed under loan agreement for FlashVision entered into in February 2004.

(3)	Excludes expenses associated with potential Fab 3 agreement, as definitive agreements have not been executed.

(4)	Excludes certain potential FlashVision joint venture costs not covered by our product purchases.

					More than 5
		Less than	1 - 3 Years	3 – 5 Years	Years
		1 Year	(Fiscal 2005	(Fiscal 2008	(Beyond
	Total	(Fiscal 2004)	through 2007)	and 2009)	Fiscal 2009)
CONTRACTUAL SUBLEASE INCOME:
Non-cancelable operating sublease	$230	$106	$124	$—	$—

Total contractual cash income	$230	$106	$124	$—	$—

As of June 27, 2004
OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease	$113,688

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

     We and Toshiba are currently expanding our fabrication and test capacity at the FlashVision operation in Yokkaichi, Japan. The capacity expansion is being funded through FlashVision internally generated funds, as well as through substantial additional investments and loans by Toshiba and SanDisk. Through June 27, 2004, we had funded approximately $21.9 million in the form of a loan to FlashVision at an interest rate of TIBOR plus 0.35%. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans of approximately $95 million are expected to be made in several tranches through the first quarter of 2006. In addition, we have committed to purchase up to approximately $133 million of capital equipment based on the exchange rate in effect at June 27, 2004. We are purchasing and leasing this capital equipment to Toshiba in order to receive an increased share of the output from FlashVision.

Impact of Currency Exchange Rates

     A portion of our revenues and a significant portion of our inventory purchases are denominated in Japanese Yen. From time to time, we enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At June 27, 2004, we had no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Factors That May Affect Future Results

Risks Related to Our Business

     Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price.

     Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including the following:

•	unpredictable or changing demand for our products;

•	decline in the average selling prices of our products due to competitive pricing pressures and strategic price reductions initiated by us;

•	timing of sell through by our distributors and retail customers;

•	seasonality in sales of our products;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, where our principal source of flash memory wafers is located, as well as Taiwan, South Korea, China and the United States;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;

•	availability of sufficient flash memory wafer foundry capacity to meet customer demand;

•	increased purchases of flash memory products from non-captive sources;

•	difficulty in forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash memory wafers, controllers, printed circuit boards and discrete components;

•	write-offs related to obsolescence or devaluation of unsold inventory;

•	write-downs of our investments in fabrication capacity, other fixed assets, equity investments and prepaid wafer credits;

•	adverse changes in product and customer mix;

•	slower than anticipated market acceptance of new or enhanced versions of our products, such as the TransFlash product for semi-embedded storage;

•	increased sales by our competitors;

•	competing flash memory device standards, which displace the standards used in our products;

•	changes in our distribution channels;

•	fluctuations in our license and royalty revenues;

•	fluctuations in product costs, particularly due to fluctuations in manufacturing yields and utilization of new technologies;

•	excess capacity of flash memory from existing or new competitors and our own flash wafer capacity, which may cause a rapid decline in our average selling prices;

•	shortages of components such as capacitors, lids and printed circuit boards required for the manufacture of our products;

•	significant or unexpected yield losses, which could affect our ability to fulfill customer orders and could increase our costs;

•	manufacturing flaws affecting the reliability, functionality or performance of our products, which could increase our product costs, reduce demand for our products, increase our warranty costs or require costly product recalls;

•	increased research and development expenses;

•	exchange rate fluctuations, particularly between the U.S. dollar and Japanese Yen;

•	changes in general economic conditions and

•	reduced sales to our retail customers if consumer confidence declines.

     We depend on third-party foundries for silicon wafers and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.

     All of our flash memory card products require silicon wafers for the memory and controller components, which are included in our flash cards. The substantial majority of our memory wafers are currently supplied by Toshiba’s wafer facility at Yokkaichi, Japan, and to a lesser extent by Renesas and Samsung. Currently, our controller wafers are only manufactured by UMC and Tower. Assuming continued significant growth in global demand for flash memory wafers, demand from our customers may outstrip the supply of flash memory wafers available to us from our current sources. If Toshiba, FlashVision, Renesas, Samsung, Tower and UMC are uncompetitive or are unable to satisfy these requirements, our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. In particular, any disruption in the manufacturing operations of Tower or UMC would result in delivery delays, would adversely affect our ability to make timely shipments of our products and would harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take a quarter or more to complete.

     Difficulty of estimating future wafer requirements may cause us to overestimate our requirements and build excess inventories, or underestimate our requirements and have a shortage of wafers, either of which will harm our financial results.

     Under the terms of our wafer supply agreements with FlashVision, Renesas, Samsung, Toshiba, Tower and UMC, we are obligated to provide a six-month rolling forecast of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of FlashVision’s wafer production and, if we and Toshiba agree upon and execute definitive agreements with respect to Fab 3, we will be obligated to purchase 50% of Fab 3’s wafer production. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of silicon wafers and other flash memory products to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of silicon wafers or other flash memory products with acceptable price and/or yields from any foundry, our business, financial condition and results of operations could be harmed. Because the majority of our products are sold into rapidly growing consumer markets, it has been, and likely will continue to be, difficult to accurately forecast future sales. In addition, sales visibility remains limited because a substantial majority of our quarterly sales are currently, have historically been, and we expect will continue to be, from orders received and fulfilled in the same quarter, which makes accurate demand forecasting very difficult.

     Our products may contain errors or defects, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation.

Our flash memory products are complex, must meet stringent user requirements and the majority of our products are warrantied for one to five years. Products as sophisticated as ours are prone to contain undetected design errors or may be improperly tested for defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation which could harm our business, revenues, cost of revenues and financial condition.

     License fees and royalties from our patent cross license agreements are variable and fluctuate from period to period making it difficult to predict our royalty revenues.

     Our intellectual property strategy consists of cross-licensing our patents to other manufacturers of flash memory products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. Our revenue from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this revenue comes from royalties based on the actual sales by our licensees. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by our licensees. As a result, our license and royalty revenues have fluctuated significantly in the past and could fluctuate in the future. Given the relatively high gross margins associated with license and royalty revenues, gross margins and net income are likely to fluctuate more with changes in license and royalty revenues than with changes in product revenues. Our license and royalty revenues may decline in the future as certain of our existing license agreements expire or our licensees reach the royalty payment limitations specified in their agreements.

     We may be unable to maintain market share, which could reduce our revenues and benefit our competitors.

     During periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to adequately increase our production volumes or secure sufficient purchased product so as to maintain our market share. If we are unable to maintain market share, our results of operations and financial condition could be harmed.

     Future rapid growth may strain our operations.

     We must continue to hire, train, motivate and manage our employees to achieve future growth. In the past, we have from time to time experienced difficulty hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make significant investments in our information management systems to support increased manufacturing, as well as accounting and other management related functions. Our systems, procedures and controls may not be adequate to support rapid growth in the future, which could in turn harm our business, financial condition and results of operations.

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

     We may grow our business through business combinations or other acquisitions of businesses, products, technologies or licensing arrangements that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets.

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

     We continually seek to develop new products and standards and enhance existing products and standards developed solely by us, as well as jointly with our strategic partners such as Toshiba, Matsushita and Sony. For example, in March 2003, our joint development efforts with Toshiba and Matsushita, together with contribution by the Secure Digital Association, or SD Association, resulted in the introduction of the miniSD card, a smaller version of the SD card. In addition, we and Sony have co-developed and co-own the specifications for the next generation Memory Stick, the MemoryStick Pro, which each of us has the right to manufacture and sell. As we introduce new standards and new products, it will take time for these new standards and products to be adopted, for consumers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. We cannot assure you that any new products or standards we develop will be commercially successful. See “—The success of our business depends on rapidly growing markets and new products that are built at competitive cost.”

     The success of our business depends on rapidly growing markets and new products that are built at competitive cost.

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

     In June 2000, we, along with Toshiba, formed FlashVision for the joint development and manufacture of several flash memory products, including 512 megabit, 1 gigabit, 2 gigabit and other advanced flash memory products. We and Toshiba each separately market and sell these products. Accordingly, we compete directly with Toshiba for sales of products incorporating these jointly developed and manufactured products. In addition, we and Toshiba plan to make substantial investments in new capital assets from time to time to expand the wafer fabrication capacity of our FlashVision business in Japan. Each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant start- up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. We will incur start-up costs and pay our share of ongoing operating activities even if we do not utilize our full share of the expanded output.

     We and Toshiba are currently expanding our fabrication and test capacity at the FlashVision operation in Yokkaichi, Japan. The capacity expansion is being funded through FlashVision internally generated funds, as well as through substantial additional investments and loans by Toshiba and SanDisk. Through June 27, 2004, we had funded approximately $21.9 million in the form of a loan to FlashVision at an interest rate of TIBOR plus 0.35%. This loan is secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans of approximately $95 million are expected to be made in several tranches through the first quarter of 2006. In addition, we have committed to purchase up to approximately $133 million of capital equipment based on the exchange rate in effect at June 27, 2004. We are purchasing and leasing this capital equipment to Toshiba in order to receive an increased share of the output from FlashVision.

     In April 2004, we and Toshiba announced our intention to, and signed a non-binding Memorandum of Understanding, or MOU, with respect to, cooperating in the construction of a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. We and Toshiba are currently in discussions regarding the definitive terms of this proposed venture. The non-binding MOU contemplates that, as under the current FlashVision joint venture, we would be obligated to purchase half of Fab 3’s NAND wafer production output. Toshiba is bearing the cost to construct the Fab 3 building and depreciation of the Fab 3 building would be a component of the cost per wafer charged to each party. Both parties would equally share the cost of the manufacturing equipment, startup costs and initial design and development of manufacturing process technology. Toshiba began construction of the building in April 2004. In the event that we and Toshiba do not execute definitive agreements with respect to Fab 3, we may agree to reimburse Toshiba for 50% of the costs arising from cancellation of any purchase orders we and Toshiba have agreed to place for certain equipment for Fab3 to the extent Toshiba cannot otherwise utilize such equipment or such costs cannot be reduced or mitigated by Toshiba, which could be up to approximately $55 million, based on the exchange rate in effect at June 27, 2004. The planned investment in Fab 3, excluding the cost of building construction, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.25 billion, with initial production currently scheduled for the end of 2005 This planned investment is expected to generate approximately 37,500 wafers per month, of which our allocation would be 50%. Fab 3 has available space to expand capacity beyond 37,500 wafers per month, and it is expected that further investments and output would continue to be shared 50/50 between us and Toshiba. If we and Toshiba agree upon and execute definitive agreements with respect to Fab 3, we expect to fund our portion of the investment through our cash as well as other financing sources. In addition to our investment in expansion at Yokkaichi and in Fab 3, if definitive agreements for Fab 3 are signed by us and Toshiba, for several quarters we will incur substantial expenses related to initial design and development of manufacturing process technology for Fab 3. In addition, we may not achieve the expected cost benefits of the expansion or a new facility for several quarters, if at all. We will incur start-up costs and pay ongoing operating activities even if we do not utilize the new output. The 300 millimeter wafers that will be used in the new Fab 3 are substantially larger in surface area and therefore more susceptible to mechanical and thermal stresses than the current, mature 200 millimeter wafers that we use in production at Toshiba. Neither Toshiba nor we have prior experience in manufacturing 300 millimeter advanced NAND designs, nor in operating a new equipment set that has to be optimized to process 300 millimeter NAND wafers with competitive yields. During the early stages of operating the new 300 millimeter wafer processing equipment, we expect to generate a large number of test wafers and perform numerous process test splits that will increase our research and development expenses through most of 2005, prior to benefiting from any actual production output from Fab 3. During the Fab 3 early production period, revenues will lag expenses and we expect to incur startup costs during the first few quarters of the Fab 3 production start, which will impact our gross margins, results of operations and financial condition. Should customer demand for NAND flash products be less than our available supply, we may experience reduced revenues and increased expenses as well as increased inventory of unsold NAND flash wafers, which could harm our operating results.

     We face challenges and possible delays relating to the conversion of our production to smaller feature sizes, which could adversely affect our operating results.

     We and Toshiba are in the process of transitioning production capacity for NAND flash memory wafers at Toshiba’s Yokkaichi fabrication facilities from a feature size of 130 nanometer technology to 90 nanometer technology. Material delay in this transition or in completing full product conversion would delay deliveries of wafers and adversely impact our operating results. 90 nanometer technology is considered today to be the most advanced feature size for mass production of flash memory wafers. It is difficult to predict how long it will take to achieve adequate yields, reliable operation, full product conversion and economically attractive product costs based on our new designs and feature sizes. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the FlashVision joint venture at Toshiba’s Yokkaichi facilities, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facilities could adversely impact our operating results in 2004 and beyond.

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

     Under the terms of our wafer supply agreements with Toshiba, we are obligated to purchase half of FlashVision’s wafer production output and we also purchase wafers from Toshiba’s current Yokkaichi fabrication facilities on a foundry relationship basis. In addition, if we and Toshiba sign definitive agreements related to the Fab 3 facility, we will be obligated to purchase half of Fab 3’s wafer production output. Under the terms of our foundry relationship with Toshiba and wafer supply agreements with FlashVision, we are obligated to provide a six-month rolling forecast of anticipated purchase orders, which are difficult to estimate. Generally, the estimates for the first three months of each rolling forecast are binding commitments and cannot be cancelled and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the forecast for the previous month. This limits our ability to react to fluctuations in demand for our products. If we are unable for any reason to achieve customer acceptance of our card products built with these flash chips or if demand decreases, we will experience a significant increase in our inventory, which may result in inventory write-offs and otherwise harm our business, results of operations and financial condition. If we place purchase orders with Toshiba and our business condition deteriorates, we could experience reduced revenues, increased expenses, and increased inventory of unsold flash wafers, which could adversely affect our operating results.

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

     FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., and other financial institutions. Under the terms of the lease, Toshiba has guaranteed those commitments on behalf of FlashVision. We have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of June 27, 2004, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $113.7 million.

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

     In July 2000, we entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor for Tower’s new foundry facility, Fab 2, in five installments upon Tower’s completion of specific milestones. As of June 27, 2004, we had paid all five of our milestone payments and participated in Tower’s 2002 rights offering for a total investment in Tower of $79.0 million in return for approximately 9.0 million Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase approximately 0.4 million Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 9.0 million Tower ordinary shares represented an approximate 14% equity ownership position in Tower as of June 27, 2004. From July 2000 through June 27, 2004, we have recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $0.6 million of losses on our warrant to purchase Tower ordinary shares. As of June 27, 2004, our Tower ordinary shares were valued at $59.3 million and included an unrealized gain of $29.1 million, inclusive of related tax expense impact of $1.9 million, recorded as a component of accumulated other comprehensive income. As of June 27, 2004, our Tower prepaid wafer credits were valued at $0.6 million and the warrant to purchase Tower ordinary shares was valued at $0.6 million.

     In November 2003, we amended our foundry investment agreements with Tower and, among other things, we agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the date of the November 2003 amendment. In the second quarter and first six months of fiscal 2004 we utilized approximately $0.2 million and $0.7 million of these wafer credits to purchase controller wafers from Tower. We will have the option to convert credits we would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15 day ATP preceding the last day of the relevant quarter. For the first fiscal quarter of 2004, we determined that we would exercise our option to convert credits we would have otherwise been able to utilize for the quarter into Tower ordinary shares and receive approximately $80,000 in Tower ordinary shares, or approximately 12,000 Tower ordinary shares. For the second fiscal quarter of 2004 we determined that we would again exercise our option to convert credits we would have otherwise been able to utilize during the quarter into approximately $0.2 million in Tower ordinary shares or approximately 40,000 Tower ordinary shares. In the future, should we choose not to convert the credits we would have otherwise been able to utilize for the quarter into shares, the unconverted credits will accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, we may convert all of the then remaining credits we were issued in connection with our fourth milestone payment into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by us and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than us and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

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

     On July 3, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The lawsuit was filed against Tower and certain of its shareholders and directors, including us and Dr. Eli Harari, our President and CEO and a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and the Securities and Exchange Commission’s Rule 14a-9. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. Pursuant to our indemnification agreement with Dr. Harari, we have agreed to indemnify him for any expenses he may incur or liability he may face in connection with this litigation. Litigation is inherently uncertain, can be costly and may divert the attention of our management personnel, and if we are required to pay significant monetary or other damages, our business, financial conditions and results of operations may be seriously harmed. For additional information regarding this lawsuit, see item 1 “Legal Proceedings” in Part II of this report.

Risk Related to Our Investment in UMC

     Fluctuations in the market value of our UMC foundry investment affect our financial results and in the past we recorded a loss on investment in foundry on our UMC investment and we may record additional losses in the future.

     We currently own 20.6 million shares of UMC stock. Our current equity investment in UMC was valued at $14.8 million at June 27, 2004 and included an unrealized gain of $0.8 million, inclusive of related tax expense of $0.5 million, which is included in accumulated other comprehensive income. If the fair value of our UMC investment declines in future periods and the related loss is deemed to be other than temporary, we may record additional losses for those periods. In addition, in future periods, we may recognize a gain or a loss upon the sale of our UMC shares, which would impact our financial results.

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

Risks Related to Competition

     We face competition from other flash memory chip manufacturers and in the future we could face competition from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer.

     Through our joint venture and foundry relationships with Toshiba, we manufacture the majority of the flash memory chips used in our products. Our competitors include many large domestic and international companies that have greater access to advanced wafer foundry capacity and substantially greater financial, technical, marketing and other resources, which allows them to produce flash memory chips in high volumes at low costs and to sell at low cost these flash memory chips to our flash card competitors. Some of these suppliers may sell their flash memory chips at below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses to the DRAM industry during such periods. If customers demand for flash memory lags new supply, we could experience periods of rapid price declines and volatility, which may adversely impact our operating results. In particular, Hynix, ST Micro , Micron and Infineon, all large scale manufacturers of DRAM or flash memory, have announced plans to bring up substantial new capacity of flash memory in the second half of 2004 as well as in 2005. Samsung and Renesas, as well as Toshiba and ourselves, have similarly announced plans to bring to market substantial new capacity of flash memory chips. If the combined total new flash memory capacity exceeds the corresponding growth in demand this may result in severe price erosion which would likely adversely impact our results of operations and financial condition.

     Today, our competitors include companies that develop and manufacture flash memory chips, such as AMD, Hynix, Intel, Renesas, Samsung, and Toshiba. New competitors, including Infineon, Micron Technologies and ST Microelectronics, have announced their intentions to become direct competitors in the flash market later this year. In addition, these or other competitors produce or could produce alternative flash memory technologies that compete against our NAND MLC flash memory technology. These competitors could increase overall industry capacity of flash memory chips beyond growth in industry demand, thereby driving price declines, which would adversely impact our profitability.

     Our industry is characterized by rapid innovation and many companies are pursuing new or alternative technologies, such as nanotechnologies or microdrives, which may compete with flash memory. These new or alternative technologies may provide smaller size, higher capacity, reduced costs, lower power consumption or other advantages. If we cannot compete effectively, our results of operations and financial condition will suffer.

     In our retail and OEM channels, our flash memory products compete against products with well-known brand names or products with more attractive pricing, and if our products cannot compete effectively, our market share and profitability will be adversely impacted.

     There are a number of companies that combine controllers and flash memory chips into flash storage cards or USB flashdrives, or companies that resell these products under their brand name, including, among others, Fuji, Kingston, Lexar, M-Systems, Olympus, PQI, Panasonic and Sony. Many of these competitors have substantial resources and well recognized brand names or operate their business on lower margins than us, and our ability to successfully compete will impact our growth and profitability. In 2004, Lexar is expected to introduce a line of flash cards bearing the Kodak brand name, which could create significant competition for our Shoot and Store product line and our other flash memory cards. In addition, other companies, such as Matrix Semiconductor, have announced products or technologies that may compete with our Shoot and Store products. If our products cannot compete effectively, our market share and profitability will be adversely impacted.

     We have entered into patent cross license agreements, which have granted competitors a license to supply our markets and may increase competition.

     We have patent cross-license agreements with several of our leading competitors, including, Intel, Matsushita, Renesas, SST, Samsung, Sharp, Sony, Toshiba and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party’s patent or patents related to flash memory devices. If we continue to license our patents to our competitors, competition will increase and may harm our business, financial condition and results of operations.

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

     Variability of average selling prices and gross margins resulting from changes in the product mix of our sales, changes in the mix of our wafer supply and from competition may cause our net profitability to suffer.

     The product mix of our sales varies quarterly, which affects our overall average selling prices and gross margins. In addition, we realize higher gross margins on flash memory products manufactured from wafers provided by our captive sources of supply than we do for flash-packaged components supplied by non-captive sources. Accordingly, if we are unable to meet our wafer needs through our captive suppliers and are forced to increase our purchases from non-captive sources, we expect our gross margins to decline. Flash data storage markets are intensely competitive, and ongoing price reductions for our products are necessary to meet consumer price points. If we cannot reduce our product manufacturing costs in future periods to offset further price reductions, our gross margins and net profitability will suffer.

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

     We continue to receive significant product revenue from the use of our card and flashdrive products in consumer electronics devices, such as digital cameras, feature phones, PCs and laptops. The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition, maintain our competitive position at retailers and increase demand for our products.

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

     We intend to vigorously enforce our patents, but we cannot be sure that our efforts will be successful. Several companies have recently entered or announced their intentions to enter the flash memory market, and we believe these companies may require a license from us. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully assert a counterclaim that our patents are invalid or unenforceable. If we did not prevail as a defendant in a patent infringement case, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the infringing technology. Any litigation is likely to result in significant expense to us, as well as divert the efforts of our technical and management personnel.

     We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, and we have agreed to indemnify various suppliers and customers for alleged patent infringement, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling certain products.

     If we decide to incorporate third-party technology into our products or if we are found to infringe on others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third-party patents. Currently, we have patent cross-license agreements or similar intellectual property agreements with several companies, including, Intel, Matsushita, Olympus, SST, Renesas, Samsung, Sharp, SiliconSystems Inc., Smartdisk, Sony, TDK and Toshiba and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our wafer suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms, or that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

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

     The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The act also required the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made, Nasdaq has enacted additional requirements for companies that are Nasdaq-listed. These additional rules and regulations have increased and will continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as stockholder approval of new option plans. In addition, we expect to incur significant costs in connection with ensuring that we are in compliance with Rule 404 promulgated by the SEC regarding internal controls over financial reporting. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

     The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ended June 27, 2004, our stock price fluctuated significantly from a low of $19.00 to a high of $43.15. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

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

     In addition, we have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of June 27, 2004, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $113.7 million.

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

     In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our contingent indemnification obligations to Toshiba and obligations under the notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders. The notes are also effectively subordinated to the liabilities of any of our subsidiaries (including trade payables, which as of June 27, 2004 were approximately $1.3 million). Neither we, nor our subsidiaries are limited from incurring debt, including senior indebtedness, under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. We anticipate that from time to time we will incur additional debt, including senior indebtedness. Our subsidiaries are also likely to incur liabilities in the future.

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

     On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 5,602,987, or the ‘987 patent. The Court granted summary judgment of noninfringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. The rulings do not affect the validity of the patent. On June 2, 2004, we filed a Notice of Appeal of the summary judgment rulings to the Federal Circuit Court of Appeals.

     On or about June 9, 2003, we received written notice from Infineon Technologies AG, or Infineon, that it believes we have infringed Infineon’s U.S. Patent No. 5,726,601, or the ‘601 patent. On June 24, 2003, we filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (i) denying that we are entitled to the declaration sought by our complaint; (ii) requesting that we be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent – U.S. Patent No. 4,841,222 (the ‘222 patent). On October 27, 2003, we filed a reply to Infineon’s counterclaims, wherein we denied that we infringe the asserted patents, and denied that Infineon is entitled to any relief in the action.

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

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders held on May 20, 2004, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
Judy Bruner	143,588,725	1,251,851
Irwin Federman	143,025,682	1,814,894
Eli Harari	143,785,549	1,055,027
Michael E. Marks	141,549,302	3,291,274
James D. Meindl	139,834,946	5,005,630
Alan F. Shugart	139,018,513	5,822,063

     The following proposal was also approved at our Annual Meeting:

		Shares
	Shares	Voted	Shares
	Voted For	Against	Abstaining	Not Voted
Ratify the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending January 2, 2005.	142,800,113	1,729,547	83,991	226,925

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit
Number	Exhibit Title
10.1	Form of Change of Control Agreement entered into by and between the Company and each of the following officers of the Company: the Chief Financial Officer; the Executive Vice President and Chief Operating Officer; the Sr. Vice President and General Manager, Retail Business Unit; the Sr. Vice President, Engineering; the Vice President and General Counsel; and the Vice President, Business Development.

10.2	Change of Control Agreement entered into by and between the Company and the President and Chief Executive Officer of the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     B. Reports on Form 8-K

     On April 14, 2004, the Registrant furnished a Current Report on Form 8-K reporting under Item 12 the issuance of a press release announcing the Registrant’s financial results for the first quarter ended March 28, 2004.

     On May 4, 2004, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing the appointment of Ms. Judy Bruner as its Executive Vice President of Administration and CFO and the issuance of a press release announcing that the United States District Court for the Northern District of California had ruled in the SanDisk patent case against Pretec Electronics Corporation and granted Pretec’s motion for summary judgment.

     On May 24, 2004, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing the appointment of Ms. Catherine P. Lego to its Board of Directors and as the Chairperson of the Audit Committee.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated: August 6, 2004	By:	/s/ JUDY BRUNER

Executive Vice President Administration
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.1	Form of Change of Control Agreement entered into by and between the Company and each of the following officers of the Company: the Chief Financial Officer; the Executive Vice President and Chief Operating Officer; the Sr. Vice President and General Manager, Retail Business Unit; the Sr. Vice President, Engineering; the Vice President and General Counsel; and the Vice President, Business Development.

10.2	Change of Control Agreement entered into by and between the Company and the President and Chief Executive Officer of the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.