Form 10-Q
period 2004-09-26
SANDISK CORP
filed 2004-11-05
CIK 1000180

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2004
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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of September 26, 2004.

Common Stock, $0.001 par value	162,909,975

Class	Number of shares

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 26,	December 28,
	2004	2003*
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$602,183	$734,479
Short-term investments	748,830	528,117
Investment in foundries	23,541	36,976
Accounts receivable, net	136,156	184,236
Inventories	181,329	116,896
Deferred tax asset	94,827	70,806
Other receivable	11,250	11,352
Prepaid expenses and other current assets	18,559	42,042

Total Current Assets	1,816,675	1,724,904
Property and equipment, net	137,663	59,470
Investment in foundries	22,599	40,446
Investments in FlashVision and Flash Partners	146,164	144,616
Deferred tax asset	—	7,927
Other receivable	25,313	33,751
Note receivables, related party	32,969	—
Deposits and other non-current assets	10,747	12,400

Total Assets	$2,192,130	$2,023,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$113,949	$88,737
Accounts payable to related parties	55,438	45,013
Deferred income on shipments to distributors and retailers and deferred revenue	96,290	99,136
Accrued payroll and related expenses	30,026	28,233
Income taxes payable	2,467	37,254
Research and development liability, related party	9,700	11,800
Other accrued liabilities	37,248	36,661

Total Current Liabilities	345,118	346,834
Convertible subordinated notes payable	150,000	150,000
Deferred revenue and other liabilities	25,808	25,992

Total Liabilities	520,926	522,826
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	1,230,990	1,207,958
Retained earnings	441,905	253,624
Accumulated other comprehensive (loss) income	(776)	39,106
Deferred compensation	(915)	—

Total Stockholders’ Equity	1,671,204	1,500,688

Total Liabilities and Stockholders’ Equity	$2,192,130	$2,023,514

*Information derived from the audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Revenues:
Product	$365,033	$259,446	$1,095,139	$628,938
License and royalty	42,921	21,954	133,033	61,568

Total revenues	407,954	281,400	1,228,172	690,506
Cost of product revenues	260,573	167,765	746,220	416,508

Gross profits	147,381	113,635	481,952	273,998
Operating expenses:
Research and development	30,184	22,010	89,414	58,937
Sales and marketing	20,863	16,899	65,466	45,066
General and administrative	12,651	7,923	34,499	21,847

Total operating expenses	63,698	46,832	189,379	125,850

Operating income	83,683	66,803	292,573	148,148
Equity in income of business ventures	102	51	516	90
Interest income	5,339	1,611	13,539	5,622
Interest expense	(1,690)	(1,688)	(5,065)	(5,063)
Gain (loss) on investment in foundries	(399)	6,662	(950)	3,079
Loss on unauthorized sale of UMC shares	—	(18,339)	—	(18,339)
Gain (loss) on equity investment	—	4,352	—	(148)
Other expense, net	(1,438)	(149)	(1,755)	(1,004)

Income before provision for income taxes	85,597	59,303	298,858	132,385
Provision for income taxes	31,495	44,533	110,577	51,364

Net income	$54,102	$14,770	$188,281	$81,021

Net income per share (see Note 7):
Basic	$0.33	$0.10	$1.16	$0.58
Diluted	$0.29	$0.09	$1.02	$0.51
Shares used in computing net income per share (see Note 7):
Basic	162,425	141,461	161,796	139,747
Diluted	188,562	171,562	188,903	165,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	September 26,	September 28,
	2004	2003
Cash flows from operating activities:
Net income	$188,281	$81,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,410	16,154
Provision for doubtful accounts	2,842	888
Amortization bond issuance costs	660	660
(Gain) loss on disposal of fixed assets	(129)	195
Deferred compensation	211	—
Loss on unauthorized sale of UMC shares	—	18,339
Loss (gain) on investment in foundries	950	(3,079)
Loss on equity investment	—	148
Equity in income of business ventures	(516)	(90)
Changes in operating assets and liabilities:
Accounts receivable	45,238	(59,748)
Other receivable	8,540	—
Income tax refund receivable	(378)	1,563
Inventories	(64,433)	(6,164)
Prepaid expenses and other current assets	22,891	4,886
Deposits and other non-current assets	1,724	(23)
Deferred taxes	7,582	2,152
Investment in FlashVision	(962)	270
Accounts payable	25,212	50,591
Accounts payable to related parties	10,425	11,450
Accrued payroll and related expenses	1,793	6,790
Income taxes payable	(55,202)	16,355
Other accrued liabilities	587	5,360
Research and development liabilities, related parties	(2,100)	(4,007)
Current deferred revenue	(3,046)	19,684
Non current deferred revenue	(4,855)	(231)
Other liabilities	900	(1,225)

Net cash provided by operating activities	212,625	161,939
Cash flows from investing activities:
Purchases of short term investments	(919,110)	(315,865)
Proceeds from sale of short term investments	696,967	175,545
Proceeds from sale of investment in foundry	—	21,627
Proceeds from sale of equity investment	—	4,352
Investment in Flash Partners	(70)	—
Acquisition of capital equipment	(106,081)	(42,908)
Investment in technology	(1,998)	—
Loan to Flash Vision	(32,969)	—
Investment in foundries	—	(4,282)
Proceeds from sale of fixed assets	140	528

Net cash used in investing activities	(363,121)	(161,003)

Cash flows from financing activities:
Sale of common stock	18,200	35,766

Net cash provided by financing activities	18,200	35,766

Net increase (decrease) in cash and cash equivalents	(132,296)	36,702
Cash and cash equivalents at beginning of period	734,479	220,785

Cash and cash equivalents at end of period	$602,183	$257,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of September 26, 2004, and the results of operations for the three and nine-month periods ended September 26, 2004 and September 28, 2003 and cash flows for the nine-month periods ended September 26, 2004 and September 28, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K as of, and for, the year ended December 28, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company’s results of operations for the three-month and nine-month periods and cash flows for the nine-month period ended September 26, 2004 are not necessarily indicative of results that may be expected for the year ended January 2, 2005, or for any future period.

     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarters of 2004 and 2003 ended on March 28, 2004 and March 30, 2003. The second fiscal quarters of 2004 and 2003 ended on June 27, 2004 and June 29, 2003. The third fiscal quarters of 2004 and 2003 ended on September 26, 2004 and September 28, 2003. Fiscal year 2004 is 53 weeks long and ends on January 2, 2005. Fiscal year 2003 was 52 weeks long and ended on December 28, 2003.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant judgments include: the assessment of sales returns and allowances, sales incentive programs, allowance for doubtful accounts, warranty cost, valuation of financial instruments including investments in foundries, inventory valuation, and deferred tax assets. The Company’s actual results may differ materially from management’s estimates.

2. Summary of Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     Foreign Currency Translation. The U.S. dollar is the functional currency for most of the Company’s foreign operations. Gains and losses on the re-measurement into U.S. dollars of the amounts denominated in foreign currencies are included in the net income for those operations whose functional currency is the U.S. dollar, and translation adjustments are included in other comprehensive income and as accumulated other comprehensive income for those operations whose functional currency is the local currency. The Japanese Yen is the functional currency for the Company’s FlashVision and Flash Partners business ventures.

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

     The Company has reviewed its investment portfolio to determine whether any of its equity investments are considered variable interest entities. The Company has identified its FlashVision and Flash Partners business ventures as variable interest entities but as the Company is not the primary beneficiary, the Company does not consolidate these entities, but has made the required additional disclosures, see Notes 8 and 10.

     In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and determined that the impact was not significant to the Company’s overall results of operations or financial position.

3. Stock Based Compensation

     The Company accounts for employee stock-based compensation using the intrinsic value method and accordingly, no expense has been recognized for options granted to employees under the plans as the grant price is set at the fair market value of the stock on the day of grant. The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been applied to all stock-based awards (see also Note 7). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$54,102	$14,770	$188,281	$81,021
Add: Intrinsic value stock based employee compensation expense included in reported net income, net of tax	133	—	133	—
Deduct: Fair value method expense, net of related tax	(10,294)	(2,521)	(29,826)	(21,317)

Pro forma net income	$43,941	$12,249	$158,588	$59,704

Pro forma basic income per share	$0.27	$0.09	$0.98	$0.43

Net income used for diluted net income per share:	$55,304	$15,245	$191,893	$84,960
Add: Intrinsic value stock based employee compensation expense included in reported net income, net of tax	133	—	133	—
Deduct: Fair value method expense, net of related tax	(10,294)	(2,521)	(29,826)	(21,317)

Pro forma net income assuming conversion	$45,143	$12,724	$162,200	$63,643

Pro forma diluted income per share	$0.24	$0.07	$0.86	$0.38

     The per share weighted-average fair value of options granted during the third quarters of fiscal 2004 and 2003 were $15.70 and $21.43, respectively. The per share weighted-average fair value of options granted during the first nine months of fiscal 2004 and 2003 were $22.80 and $7.86, respectively.

     The value of options granted was estimated on the date of grant using the following weighted-average assumptions:

	September 26,	September 28,
	2004	2003
Dividend yield	None	None
Expected volatility	0.89	0.97
Risk-free interest rate	3.50%	2.87%
Expected lives	5 years	5 years

     The pro forma net income and pro forma net income per share amounts listed above include expenses related to our employee stock purchase plans. The fair value of issuances under the employee stock purchase plans was estimated on the date of issuance, with the following weighted-average assumptions:

	September 26,	September 28,
	2004	2003
Dividend yield	None	None
Expected volatility	0.59	0.60
Risk-free interest rate	1.78%	2.67%
Expected lives	1/2 year	1/2 year

     A summary of activity under all stock option plans follows (shares in thousands):

	Total Available
	for Future		Weighted Average
	Grant/Issuance	Total Outstanding	Exercise Price
Balance at December 29, 2002	15,462	19,262	$10.69

Granted	(6,088)	6,088	$11.76
Automatic share increase	6,307	—	—
Exercised	—	(5,477)	$9.45
Canceled	481	(481)	$17.13

Balance at December 28, 2003	16,162	19,392	$11.21
Granted	(6,509)	6,509	$31.70
Automatic share increase	7,337	—	—
Exercised	—	(1,728)	$7.28
Canceled	433	(433)	$19.75

Balance at September 26, 2004	17,423	23,740	$16.96

4. Warranty

     The Company’s warranty activity is as follows:

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
	(in thousands)
Balance, beginning of period	$9,973	$6,233	$3,694	$3,472
Additions (reductions) charged (credited) to costs of revenue	1,882	(755)	10,647	4,759
Adjustments	(963)	—	(588)	—
Usage	(1,937)	(724)	(4,798)	(3,477)

Balance, end of period	$8,955	$4,754	$8,955	$4,754

     The majority of the Company’s products are warrantied for one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty obligation is affected by product failure rates and repair or replacement costs incurred in supporting a product failure. The Company recorded net warranty liability adjustments, totaling approximately ($1.0) million and ($0.6) million, respectively, during the three and nine months ended September 26, 2004 related to revisions to estimates for specific warranty liability requirements recorded in previous periods.

5. Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Inventories are as follows (in thousands):

	September 26,	December 28,
	2004	2003
	(in thousands)
Inventories:
Raw material	$49,307	$12,265
Work-in-process	18,800	40,246
Finished goods	113,222	64,385

Total Inventories	$181,329	$116,896

     The Company writes down its inventory to a new basis for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s finished goods inventory includes consigned inventory held at certain retail customer locations as well as at third party fulfillment centers and subcontractors. In the third quarter and first nine months of fiscal 2004 and 2003, the Company sold approximately $1.9 million, $6.8 million, $8.4 million and $13.9 million, respectively of inventory that had been fully written off in previous periods.

6. Accumulated Other Comprehensive (Loss) Income

     Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the Company’s investments in United Microelectronics, Inc., or UMC, and the short-term portion of the Company’s investment in Tower Semiconductor Ltd., or Tower, net of the related tax effects, for all periods presented.

	September 26,	December 28,
	2004	2003
	(in thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments.	$(996)	$433
Available-for-sale investment in foundries	220	38,673

Total accumulated other comprehensive income (loss)	$(776)	$39,106

     Total accumulated other comprehensive income (loss) was ($0.8) million and $39.1 million at September 26, 2004 and December 28, 2003, respectively and included gains, net of taxes, on the Company’s investment in (i) UMC of $0.2 million at September 26, 2004 and $4.7 million at December 28, 2003 and (ii) Tower of $45,000 and $34.0 million at the same dates, respectively. During the three months ended September 26, 2004, the unrealized gain recorded in accumulated other comprehensive income on the condensed consolidated balance sheet related to the restricted Tower ordinary shares was reduced by approximately $21.3 million in order to adjust the value of the shares to their fair value. The fair value of these shares at September 26, 2004 approximated their original cost. The amount of income tax (benefit) allocated to unrealized gain (loss) on investments was $0.2 million and ($3.2) million as of September 26, 2004 and December 28, 2003, respectively (See also Note 10). The amount of income tax expense allocated to unrealized gain on available-for-sale securities was not significant at September 26, 2004 and December 28, 2003, respectively.

     Comprehensive income is as follows (in thousands):

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
	(in thousands)
Net income	$54,102	$14,770	$188,281	$81,021
Unrealized (loss) gain on available-for-sale investment in foundries	(29,638)	1,397	(38,453)	8,422
Unrealized loss on available-for-sale short-term investments	1,101	(161)	(1,429)	(550)

Comprehensive income	$25,565	$16,006	$148,399	$88,893

7. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Numerator:
Numerator for basic net income per share:
Net income	$54,102	$14,770	$188,281	$81,021

Denominator for basic net income per share:
Weighted average common shares outstanding	162,425	141,461	161,796	139,747

Basic net income per share	$0.33	$0.10	$1.16	$0.58

Numerator for diluted net income per share:
Net income	$54,102	$14,770	$188,281	$81,021
Tax-effected interest and bond amortization expenses attributable to convertible subordinated notes	1,202	475	3,612	3,939

Net income assuming conversion	$55,304	$15,245	$191,893	$84,960

Denominator for diluted net income per share:
Weighted average common shares	162,425	141,461	161,796	139,747
Incremental common shares attributable to exercise of outstanding employee stock options (assuming proceeds would be used to purchase common stock)	9,861	13,825	10,831	9,381
Weighted convertible subordinated debentures	16,276	16,276	16,276	16,276

Shares used in computing diluted net income per share	188,562	171,562	188,903	165,404

Diluted net income per share	$0.29	$0.09	$1.02	$0.51

     Basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share includes the dilutive effects of stock options, warrants, and convertible securities. For the three months ended September 26, 2004 and September 28, 2003, options to purchase 6,612,950 and 1,020,332 shares of common stock, respectively, and for the nine months ended September 26, 2004 and September 28, 2003 options to purchase 6,014,377 and 5,791,424 shares of common stock, respectively, have been omitted from the diluted net income per share calculation because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

8. Commitments, Litigation, Contingencies and Guarantees

Commitments

     FlashVision — The terms of the FlashVision business venture, as described in Note 10, contractually obligate the Company to purchase half of FlashVision’s NAND wafer production output. The Company also has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of the Company’s FlashVision business venture and foundry agreements with Toshiba, the Company is required to provide a six-month rolling forecast of purchase commitments. The purchase orders and other purchase commitments placed under these arrangements relating to the first three months of the six-month forecast are binding and cannot be cancelled. At September 26, 2004, the Company had approximately $83 million of non-cancelable purchase orders and other purchase commitments for flash memory wafers from Toshiba and FlashVision. In addition, as a part of the agreement with Toshiba, the Company is required to fund certain common and direct research and development expenses related to the development of advanced NAND flash memory technologies as well as other costs. As of September 26, 2004, the Company had accrued liabilities related to those expenses of $9.7 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of the Company’s revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred. The Company is committed to fund 49.9% of the total FlashVision business venture costs, to the extent such costs are not covered by the Company’s product purchases from FlashVision.

     The Company and Toshiba are currently expanding their fabrication and test capacity at the FlashVision operation in Yokkaichi, Japan. The capacity expansion is being funded through FlashVision internally generated funds, as well as through substantial additional investments and loans by Toshiba and SanDisk. Through September 26, 2004, the Company had funded approximately $33.0 million in loans to FlashVision at an interest rate of TIBOR plus 0.35%. These loans are secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans totaling approximately $51 million are expected to be made by the Company in several tranches through the end of 2005. In addition, the Company has purchased approximately $61 million of capital equipment and has committed to purchase up to approximately $54 million of additional capital equipment, each based on the exchange rate in effect at September 26, 2004, which it has leased or will lease to Toshiba for use in the FlashVision operation. In return, the Company will receive an increased share of the output from FlashVision.

     Flash Partners — In September 2004, the Company and Toshiba entered into a series of definitive agreements and created a new semiconductor company, Flash Partners, to produce NAND flash memory products at a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. Under this agreement, the Company is obligated to purchase half of Flash Partners’ NAND wafer production output. Toshiba is bearing the cost to construct the Fab 3 building and depreciation of the Fab 3 building will be a component of the cost per wafer charged to each party. Both parties have agreed to equally share the cost of the manufacturing equipment, initial design and development of manufacturing process technology and start-up costs. Toshiba began construction of the building in April 2004. The investment in Flash Partners, excluding the cost of building construction, initial design and development of manufacturing process technology, start-up costs and wafer purchases, is currently estimated at $2.5 billion through the end of 2006, of which the Company’s share is estimated to be approximately $1.25 billion, with initial production currently scheduled for the end of 2005. In addition to the Company’s investment in Flash Partners, the Company will incur substantial expenses for several quarters related to initial design and development of manufacturing process technology and start-up costs for Fab 3. Fab 3 is expected to generate approximately 37,500 wafers per month by the end of 2006, of which the Company’s allocation will be 50%. Fab 3 has available space to expand capacity beyond 37,500 wafers per month, and it is expected that further investments and output will continue to be shared 50/50 between the Company and Toshiba. The Company expects to fund its portion of the investment through its cash as well as other financing sources.

     Convertible Subordinated Notes — On October 15, 2004, the Company announced that it has called for redemption on November 18, 2004 all of its outstanding 4 1/2% Convertible Subordinated Notes due 2006, or Notes. The aggregate principal amount of Notes outstanding is $150 million.

     On or before November 17, 2004, holders may convert their Notes into shares of the Company’s common stock at a price of approximately $9.22 per share, or approximately 108.5 shares of the Company’s common stock per $1,000 principal amount of Notes. Cash will be paid in lieu of fractional shares. The last interest payment for the Notes will be paid to holders of record as of November 1, 2004. As long as the market price of SanDisk common stock is at least approximately $9.39 per share (the conversion price plus the redemption premium), a holder of Notes who converts after the record date for the interest payment will receive SanDisk common stock with a market value (plus cash in lieu of any fractional shares) greater than the amount of cash the holder would otherwise be entitled to receive upon redemption. Alternatively, holders may have their Notes redeemed at a total redemption price of $1,018 for each $1,000 principal amount due at the stated maturity, plus accrued and unpaid interest to, but excluding, the redemption date. Any Notes not converted on or before November 17, 2004, after which interest will cease to accrue, will be automatically redeemed on November 18, 2004. Upon redemption, the Company will be required to charge to earnings approximately $1.9 million, or approximately $1.2 million net of tax, related to unamortized bond issuance costs.

Contractual Obligations and Off Balance Sheet Arrangements

     In the normal course of business, the Company’s subcontractors periodically procure production materials based on the forecast the Company provides to them. The Company’s agreements with these subcontractors require that it reimburse them for materials that are purchased on the Company’s behalf in accordance with such forecast. As such, the Company may be committed to certain costs over and above its open non-cancelable purchase orders with these subcontractors. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at September 26, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

						More than 5
			Less than	1 - 3 Years	3 5 Years	Years
			1 Year	(Fiscal 2005	(Fiscal 2008	(Beyond
	Total		(Fiscal 2004)	through 2007)	and 2009)	Fiscal 2009)
CONTRACTUAL OBLIGATIONS
(in thousands):
Convertible subordinated notes payable	$150,000	(4)	$150,000	$—	$—	$—
Interest payable on convertible subordinated notes	3,764		3,764	—	—	—
Operating leases	6,129		1,097	5,032	—	—
FlashVision research and development, fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	714,326	(2)(3)	43,320	488,951	155,339	26,716
Flash Partners fabrication capacity expansion and start-up costs, and reimbursement for certain other costs including depreciation	818,361	(3)	32,618	491,781	188,840	105,122
Capital equipment purchase commitments	57,206		32,403	24,803	—	—
Operating expense commitments	7,862		7,862	—	—	—
Non-cancelable production purchase commitments	273,047	(1)	273,047	—	—	—

Total contractual cash obligations	$2,030,695		$544,111	$1,010,567	$344,179	$131,838

(1) Includes all vendor production related commitments, some of which are denominated in Japanese Yen, and are subject to fluctuation in exchange rates prior to payment.

(2) Includes balance owed under loan agreement for FlashVision entered into in February 2004.

(3) Excludes certain potential FlashVision and Flash Partners costs not covered by our product purchases.

(4) As of November 3, 2004, no holders of Notes have tendered their Notes for conversion.

More than 5
		Less than	1 - 3 Years	3 - 5 Years	Years
		1 Year	(Fiscal 2005	(Fiscal 2008	(Beyond
	Total	(Fiscal 2004)	through 2007)	and 2009)	Fiscal 2009)
CONTRACTUAL SUBLEASE INCOME
(in thousands):
Total contractual cash income from non-cancelable operating subleases	$177	$53	$124	$—	$—

As of September 26, 2004
OFF BALANCE SHEET ARRANGEMENTS
(in thousands):
Indemnification of FlashVision foundry equipment lease	$110,217

     The Company had foreign exchange contract lines in the amount of $120.0 million at September 26, 2004. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. There were no foreign exchange contracts outstanding at September 26, 2004.

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

     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed Infineon’s U.S. Patent No. 5,726,601, or the ‘601 patent. On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (i) denying that the Company is entitled to the declaration sought by the Company’s complaint; (ii) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent — U.S. Patent No. 4,841,222 (the ‘222 patent). On October 27, 2003, the Company filed a reply to Infineon’s counterclaims, wherein the Company denied that it infringes the asserted patents, and denied that Infineon is entitled to any relief in the action. Pursuant to the parties’ stipulation, on August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents.

     On July 3, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The suit, captioned Philippe de Vries, Julia Frances Dunbar De Vries Trust, et al., v. Tower Semiconductor Ltd., et al., Civil Case No. 03 CV 4999, was filed against Tower and certain of its shareholders and directors, including the Company and Eli Harari, the Company’s President and CEO and a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated there under. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including the Company. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. On August 19, 2004, the judge granted our and the other defendants’ motion to dismiss the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Second Circuit. The appeal will likely be decided sometime in 2005.

     On February 20, 2004 the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al. alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. On May 24, 2004, the Company filed an Answer denying all material allegations of the complaint and asserting affirmative defenses.

     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of noninfringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. in the United States District Court for the Northern District of California. The complaint alleges that STMicroelectronics N.V. and STMicroelectronics, Inc.’s products infringe the Company’s U.S. Patent No. 5,172,338 (the ‘338 patent) and seeks damages and an injunction. The complaint further seeks a declaratory judgment that the Company does not infringe the following patents and that the following United States patents are invalid: 4,839,768; 5,073,816; 5,175,706; 5,455,954; 5,589,762; 5,636,115; 5,793,679; 5,831,302; 5,999,456; 6,100,581; 6,163,487; Re. 35,121; 5,014,312; and 5,438,504.

     On October 15, 2004, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission, naming STMicroelectronics N.V. and STMicroelectronics, Inc. as respondents. In the complaint, the Company alleges that STMicroelectronics N.V. and STMicroelectronics, Inc.’s NAND flash memory infringes the ‘338 patent and seeks an order excluding their products from importation into the United States.

Contingencies

     FlashVision — FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of September 26, 2004, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $110.2 million.

     Flash Partners — The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Partners for, environmental remediation costs or liability resulting from Flash Partners’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Partners infringe third party patents. The Company has not made any indemnification payments under any such agreements and as of September 26, 2004, no amounts have been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. In addition, Flash Partners is pursuing equipment lease financing for Fab 3 capital expenditures and the Company expects to guarantee 50% of that commitment.

Guarantees

     The Company has historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of the indemnity varies and in some instances includes indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. The nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. The Company has not made any significant indemnification payments under any such agreements and as of September 26, 2004, no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 26, 2004.

9. Foreign Currency

     The Company had foreign exchange contract lines in the amount of $120.0 million at September 26, 2004. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. At September 26, 2004, the Company had no forward exchange contracts outstanding.

     At September 26, 2004, the Company had a net $30.0 million in Japanese Yen-denominated accounts payable designated as fair value hedges against Japanese Yen-denominated cash holdings and accounts receivable. The Company had no outstanding hedge contracts. There were no unrealized gains or losses on derivative instruments as of September 26, 2004.

     Foreign exchange loss was $0.7 million and $1.0 million in the third quarter and first nine months of 2004, respectively, and $0.1 million and $0.6 million in the third quarter and first nine months of 2003, respectively. These amounts are included in other expense, net, in the condensed consolidated statements of income.

10. Business Ventures, Strategic Manufacturing Relationships, Investments and Related Parties

     FlashVision — In April 2002, the Company and Toshiba restructured their FlashVision Dominion Semiconductor business in Virginia and consolidated FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting, see also note 8.

     Flash Partners — In September 2004, the Company and Toshiba entered into a series of definitive agreements and created a new semiconductor company, Flash Partners, to produce NAND flash memory products at a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting, see also note 8.

     UMC — The Company maintains its investment position in UMC, one of its suppliers of wafers for its controller components, on the cost basis of accounting. The Company owned 22.2 million shares of UMC stock as of September 26, 2004. At September 26, 2004, UMC’s share price had decreased to New Taiwan dollars, or NT$, of NT$21.00, from a stock dividend adjusted price of NT$26.85 at December 28, 2003. The value of the Company’s investment on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As a result, the Company’s investment, which is classified as available-for-sale in accordance with SFAS No. 115, includes a net unrealized gain of approximately $0.2 million, inclusive of related tax expense of $0.1 million, recorded as a component of accumulated comprehensive income on the Company’s condensed consolidated balance sheet (See also Note 6). If the fair value of the UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses for such declines. In addition, in future periods, if the UMC shares are sold, there may be a gain or loss due to fluctuations in the market value of UMC’s stock.

     Tower Semiconductor — In July 2000, the Company entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor in five installments upon Tower’s completion of specific milestones. As of September 26, 2004, the Company had paid all five of its milestone payments and participated in Tower’s 2002 rights offering for a total investment in Tower of $79.0 million in return for approximately 9.0 million Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 0.4 million Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 9.0 million Tower ordinary shares represented an approximate 14% equity ownership position in Tower as of September 26, 2004. From July 2000 through September 26, 2004, the Company has recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of its investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on its prepaid wafer credits and $1.0 million of losses on its warrant to purchase Tower ordinary shares. As of September 26, 2004, the Company’s Tower ordinary shares were valued at $32.1 million and included an unrealized gain of $45,000, inclusive of related tax expense impact of $28,000, recorded as a component of accumulated other comprehensive income. Of the approximately 9.0 million Tower ordinary shares the Company owns, the Company has agreed not to sell approximately 6.3 million shares until on or after January 29, 2006, and the value of these restricted shares is included in the Company’s condensed consolidated balance sheet as long term investment in foundries. In addition, the Company has extended the date on which it may exercise its demand registration rights on all its shares until the earlier of (i) December 31, 2005 and (ii) such date that Tower has fulfilled all of its obligations to raise any additional financing pursuant to its facility agreement. During the three months ended September 26, 2004, the unrealized gain recorded in accumulated other comprehensive income on the condensed consolidated balance sheet related to the restricted Tower ordinary shares was reduced by approximately $21.3 million in order to adjust the value of the shares to their fair value. The fair value of these shares at September 26, 2004 approximated their original cost. The Company may be required to recognize additional losses with respect to its Tower investments in future periods. As of September 26, 2004, the Company’s Tower prepaid wafer credits were valued at $0.2 million and the warrant to purchase Tower ordinary shares was valued at $0.2 million.

     In November 2003, the Company amended its foundry investment agreements with Tower and, among other things, agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the November 2003 amendment, which had been completely utilized as of the end of the Company’s second fiscal quarter of 2004. In the first nine months of fiscal 2004 the Company utilized approximately $0.7 million of these wafer credits to purchase controller wafers from Tower. The Company has the option to convert credits it would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15-day average trading price, or ATP, preceding the last day of the relevant quarter. During the first quarter of 2004, the Company exercised its option to convert credits it would have otherwise been able to utilize for the period into Tower ordinary shares and received approximately $0.3 million in Tower ordinary shares, or approximately 52,000 Tower ordinary shares. For the third fiscal quarter of 2004 the Company determined that it would again exercise its option to convert credits it would have otherwise been able to utilize during the quarter into approximately $0.2 million in Tower ordinary shares or approximately 65,000 Tower ordinary shares. In the future, should the Company choose not to convert the credits it would have otherwise been able to utilize for the quarter into shares, the unconverted credits will accrue interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, the Company may convert all of the then remaining credits it was issued in connection with its fourth milestone payment into Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by the Company and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower will transact a rights offering for the distribution of rights to all of Tower’s shareholders, other than the Company and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP.

     Related party transactions — The Company has entered into agreements with Toshiba, under which they formed FlashVision and Flash Partners, to produce advanced NAND flash memory wafers. In addition, the Company and Toshiba jointly develop and share the research and development expenses of advanced NAND flash memory products. During the third quarter of 2004, the Company purchased approximately $61 million of capital equipment based on the exchange rate in effect at September 26, 2004, and has committed to purchase up to approximately $54 million of additional capital equipment, which it has leased or will lease to Toshiba for use in the FlashVision operation. In return, the Company will receive an increased share of the output from FlashVision. The Company also purchases NAND flash memory card products from Toshiba. In the third quarter and first nine months of 2004, the Company purchased NAND flash memory wafers and card products from FlashVision and Toshiba, purchased capital equipment from FlashVision and made payments for shared research and development expenses totaling approximately $166.1 million and $358.2 million, respectively, and $57.5 million and $159.6 million, respectively, in the comparable periods of fiscal 2003. At September 26, 2004 and December 28, 2003, the Company had accounts payable balances due to FlashVision of $43.6 million and $30.4 million respectively, and to Toshiba of $11.8 million and $14.6 million, respectively. At September 26, 2004 and December 28, 2003, the Company had accrued current liabilities due to Toshiba for joint research and development expenses of $9.7 million and $11.8 million, respectively.

     The Company owns approximately 14% of the outstanding shares of Tower and the Company’s CEO is a member of the Tower board of directors. The Company commenced the purchase of controller wafers from Tower in the last half of 2003. The Company purchased $3.2 million and $19.0 million of controller wafers from Tower in the third quarter and first nine months of 2004, respectively and $1.2 million in the third quarter of fiscal 2003. At September 26, 2004 and December 28, 2003 the Company had amounts payable to Tower of approximately $2.9 million and $5.4 million, respectively, related to the purchase of controller wafers.

     In September 2003, the president and chief executive officer of Flextronics International Ltd. joined the Company’s board of directors. For the third quarter and first nine months of 2004, the Company paid Flextronics and its affiliates approximately $9.1 million and $25.2 million, respectively and $3.3 million in the third quarter of 2003 for wafer testing, packaged memory final testing, card assembly and card testing. At September 26, 2004 and December 28, 2003, the Company had amounts payable to Flextronics and its affiliates of approximately $3.7 million and $1.5 million, respectively, for these services.

11. Income Taxes

     For the three and nine months ended September 26, 2004, the Company recorded an income tax provision of $31.5 million and $110.6 million, respectively representing effective tax rates of 36.8% and 37.0%, respectively. This compares to a tax provision of $44.5 million in the third quarter and $51.4 million for the first nine months of 2003 representing effective tax rates of 75.1% and 38.8%, respectively. The third quarter of 2003 had an unusually high tax rate due principally to a tax on the gain realized from the sale of UMC shares, a charge relating to the non-cash reversal of a tax benefit taken in 2001 and 2002 related to unrealized gain in UMC shares accounted for under FAS 115, a benefit from the loss recorded on the theft of UMC shares, and benefit provided by partial reversal of the valuation allowance that the Company carried at the end of 2002. The tax provision for the third quarter and the first nine months of 2004 is computed based on the Company’s estimated annual earnings projection and is primarily related to U.S. federal and state income tax along with benefits from tax-exempt interest and research and development credits. The estimated annual effective tax rate for 2003 was less than the statutory rate primarily due to taxes provided in foreign jurisdictions offset by a reversal of valuation allowances.

12. Subsequent Events

     On October 15, 2004, the Company announced that it has called for redemption on November 18, 2004 all of its outstanding 4 1/2% Convertible Subordinated Notes due 2006. The aggregate principal amount of Notes outstanding is $150 million. On or before November 17, 2004, holders may convert their Notes into shares of the Company’s common stock at a price of approximately $9.22 per share, or approximately 108.5 shares of the Company’s common stock per $1,000 principal amount of Notes. Cash will be paid in lieu of fractional shares. The last interest payment for the Notes will be paid to holders of record as of November 1, 2004. As long as the market price of SanDisk common stock is at least approximately $9.39 per share (the conversion price plus the redemption premium), a holder of Notes who converts after the record date for the interest payment will receive SanDisk common stock with a market value (plus cash in lieu of any fractional shares) greater than the amount of cash the holder would otherwise be entitled to receive upon redemption. Alternatively, holders may have their Notes redeemed at a total redemption price of $1,018 for each $1,000 principal amount due at the stated maturity, plus accrued and unpaid interest to, but excluding, the redemption date. Any Notes not converted on or before November 17, 2004, after which interest will cease to accrue, will be automatically redeemed on November 18, 2004.

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

Overview

     SanDisk, the worldwide leader in flash storage card products, designs, develops, manufactures and markets flash storage products used in a wide variety of electronic systems. Our flash storage products allow data to be stored in a compact, removable format. Our flash storage card products help enable mass market adoption of digital cameras, feature phones and other digital consumer devices, and use of our USB flash drive products is becoming an increasingly popular approach to transferring files between personal computers and other devices. We are the only company that has rights to manufacture and sell every major flash card format. We do not operate fabrication facilities, but do control a significant portion of our flash memory wafer manufacturing through business ventures with Toshiba Corporation, or Toshiba, contracts with fabrication facility owners and contractual supply rights from other partners. This multiple sourcing strategy enables us to adjust our supply with changes in demand. We receive a majority of our flash storage product revenues from sales to the retail channel with the balance principally attributable to sales to original equipment manufacturers, or OEMs, or their distributors. We also receive royalties from the licensing of our flash technology, including our patent portfolio, to third-party manufacturers of flash products. Royalty revenues comprise a significant portion of our total revenues and are a key part of funding our research efforts. We compete in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining average selling prices, declining costs and rapid product obsolescence. Demand for flash memory megabytes has traditionally been price elastic, allowing revenue to increase despite reductions in the price per megabyte. Because our products are predominately used in consumer electronics applications, our revenue is subject to consumer-driven seasonal patterns, such as seasonal increases in the fourth quarter of each year followed by declines in the first quarter of the following year.

     Our products are focused primarily on three markets: digital cameras and other consumer electronics, feature phones and USB flash drives:

•	Digital Cameras and other consumer electronics. Shipments of digital cameras exceeded shipments of traditional film cameras in 2003. We make and sell flash cards that are used as digital film in all the major brands of digital cameras. Digital cameras have improved in terms of resolution quality, requiring flash cards with greater capacity. Our memory products are also used to store: music in MP3 players, video in solid-state digital camcorders, personal data in PDAs and maps in GPS devices.

•	Feature Phones. Feature phones are phones which contain one or more multimedia features such as camera functionality, audio/MP3, games, video or internet access. These features require increasing storage capacity in the phone. We are a leading supplier of miniSD, SD, TransFlash, MMC and RS-MMC cards for removable storage in some of these feature phones.

•	USB Flash Drives. We provide USB flash drive solutions designed to allow consumers to store computer files on keychain-sized devices and then quickly and easily transfer these files between laptops, desktops and other devices. USB flash drives are being increasingly used in the place of floppy disks, compact discs with read/write capability, and other storage devices for personal computers.

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

     Our principal products are CF card, SD card/miniSD cards, Memory Stick cards, SanDisk Ultra II products, Cruzer USB flash drives, Shoot & Store cards, xD Picture cards and TransFlash:

•	CompactFlash. The ruggedness and low-power requirements of CompactFlash cards make them well suited for consumer applications such as digital cameras, PDAs and audio recorders.

•	SD Card/miniSD. SD Cards provide advanced security and copyright protection features for the electronic distribution of music, video and other copyrighted works. The SD form factor is also used in digital cameras, feature phones, PDAs and MP3 players. A smaller version of the SD card, known as miniSD, is used in small feature phones.

•	Memory Stick Products. The SanDisk Memory Stick family is used primarily in Sony’s wide variety of consumer electronics products and includes the Memory Stick, Memory Stick Duo, Memory Stick PRO and Memory Stick PRO Duo . The Memory Stick PRO and Memory Stick PRO Duo cards offer high performance with faster write speeds and the addition of copyright protection targeted for digital cameras, audio players, and cell phone applications.

•	SanDisk Ultra II and SanDisk Extreme Products. The SanDisk Ultra II and SanDisk Extreme products are high speed CF, SD and Memory Stick PRO cards specifically designed for use in the rapidly growing market for high-performance digital cameras. These products are targeted at advanced photographers who require high-speed cards to quickly shoot many high-resolution images.

•	Cruzer USB Flash Drive Product Line. The Cruzer product family allows the user to transfer data files between any device with a USB port offering a high-speed replacement for the floppy disk or other removable media.

•	Shoot & Store Card Products. Shoot & Store card products are a new product line of inexpensive and lower capacity flash memory cards targeted for sale at supermarkets, and convenience and drug stores.

•	xD Picture Card. SanDisk sells the xD-Picture card format under our arrangements with Olympus and Fuji for use in cameras from Olympus and Fuji.

•	TransFlash. TransFlash, introduced in 2004, is the world’s smallest removable flash memory storage format. TransFlash is designed for new mobile phones that are compact yet fully-featured with storage-intensive multimedia applications such as digital cameras, video capture and playback, MP3 players, video games, personal organizers, Multimedia Message Service (MMS), email and voicemail capabilities. TransFlash is similar in size and function to embedded flash memory, but can also be readily removed and upgraded to allow for a range of memory capacities as well as interoperability with other consumer electronics devices.

•	Reduced sized multimedia card (RS-MMC). Our RS-MMC is designed for use in the newest generation of ultra-small mobile phones. It is about half the size of a standard MultiMediaCard, and has the same simple, low power interface. This allows the RS-MMC to be used with an extender in a full size MMC slot.

     We make significant investments in the research and development of flash process and design technology as well as controller technology to continue to increase storage capacity, functionality and performance and to lower the cost of our flash memory products. This has allowed us to significantly reduce our cost per megabyte of capacity with each new generation of our products.

     We market our products using our direct sales organization, distributors, manufacturers’ representatives, OEMs and retailers. Over 50% of our revenues in the third quarter and first nine months of 2004 were derived from outside of North America. We distribute SanDisk brand name products to consumer electronics stores, office superstores, photo retailers, mass merchants, catalog and mail order companies, Internet and e-commerce retailers, drug stores, supermarkets and convenience stores and retail distributors. Outside the U.S., we ship primarily to retail distributors. Our products are available through retail chains that have total combined retail outlets currently estimated at approximately 80,000 worldwide. In addition, manufacturers’ representative firms are supporting our sales efforts in the retail and OEM channels worldwide. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the revenues on these sales is deferred until the retailers or distributors sell the merchandise to their end customer. We provide SanDisk brand name and private label products to OEMs and their distributors, including manufacturers of digital still cameras, mobile phones, and other electronic consumer and industrial products.

     An important element of our strategy has been to establish strategic relationships with technology companies that can provide us with access to leading edge semiconductor manufacturing capacity and that participate in the development of some of our products. This enables us to concentrate our resources on the product design and development areas where we believe we have competitive advantages. Our most significant strategic relationship is our 49.9% owned business venture, FlashVision, with Toshiba. The majority of our NAND flash memory wafers are currently supplied by FlashVision and through a separate Toshiba foundry agreement. We and Toshiba are currently expanding our fabrication and test capacity at the FlashVision operation, and we recently formed a new business venture with Toshiba, Flash Partners, to further expand future capacity. We also have supply agreements with Samsung Electronics Co., Ltd., or Samsung, in South Korea and Renesas Technology Corporation, or Renesas, in Japan which allow us to purchase NAND flash memory products. All of our flash memory products require silicon wafers for the controller components. We have strategic relationships with United Microelectronic Inc., or UMC, in Taiwan, and Tower Semiconductor Ltd., or Tower, in Israel for the supply of our controller wafers. We may establish relationships with other foundries in the future.

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

     Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the income on these sales is deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. At September 26, 2004 and December 28, 2003, deferred income, from sales to distributors and retailers was $87.8 million and $90.1 million, respectively. Estimated product returns are provided for in the condensed consolidated financial statements.

     We entered into patent cross-license agreements with several companies including Renesas, Samsung, Sharp Electronics Corporation, or Sharp, Silicon Storage Technology, Inc., or SST, SiliconSystems Inc., Sony Corporation, or Sony, Olympus, and TDK. Certain of these agreements provide for the payment of license fees or royalties, or a combination thereof, to us. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the other parties.

     Revenue recognition for our patent licensing arrangements is dependent on the terms of each contract and in some cases on the timing of product shipments by third parties. Licensing fees are generally amortized over the term of the agreement. Royalty revenues are generally a percentage of applicable revenues of our licensees, and our royalty revenues are generally recognized when reported to us by our licensees. We have received payments under our cross-license agreements, portions of which were recognized as revenue and portions of which were recorded as deferred revenue. Our cross license arrangements, that include a guaranteed access to flash memory supply, were recorded based upon the cash received for the arrangement as we do not have objective evidence for the fair value of the intellectual property exchanged or supply guarantees received. Under these arrangements we have recorded the cash received as the total value of goods received and are recognizing the associated revenues over the life of the agreement, which corresponds to the life of the supply arrangement as well. Recognition of deferred revenue is expected to occur in future periods over the life of the agreements as we meet certain obligations as provided in the various agreements. At September 26, 2004 and December 28, 2003, deferred revenue from patent license agreements was $29.9 million and $34.5 million, respectively. The cost of revenues associated with patent license and royalty revenues was insignificant for the three-month and nine-month periods ended September 26, 2004 and September 28, 2003.

     We generally record reductions to revenue and trade-accounts receivable for customer programs and incentive offerings, including promotions and other volume-based incentives, when revenue is recorded based on estimated requirements. However, marketing development programs, when granted, the substantial majority of which are recorded as a reduction to revenue or as an addition to marketing expense depending on the contractual nature of the program. These incentives generally apply only to our retail customers, which represented 78% and 75% of product revenues in the third quarter and first nine months of 2004 respectively, and 62% in both of the comparable periods of 2003.

     Allowance for Doubtful Accounts. We estimate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings or substantial down-grading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due based on our historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

     Warranty Costs. The majority of our products are warrantied for one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. Our warranty obligation is affected by product failure rates and repair or replacement costs incurred in supporting a product failure. Should actual product failure rates, or repair or replacement costs differ from our estimates, increases or decreases to our warranty liability would be required.

     Valuation of Financial Instruments including Investments in Foundries. Our investments include investments in marketable equity and debt securities, which also include equity investments in UMC of $13.8 million and Tower of $32.1 million, as of September 26, 2004, which have operations or technology in areas within our strategic focus. In determining if and when a decline in market value on any of our financial instruments is below carrying cost and is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable equity securities, debt instruments and current equity investments. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Certain of the investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments in non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. (See Liquidity and Capital Resources elsewhere within Management’s Discussion and Analysis).

     Inventories and Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. We write down our inventory to a new basis for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. Should actual market conditions differ from our estimates, our future results of operations could be materially affected.

     Deferred Tax Assets. We provide a valuation allowance against deferred tax assets if it is more likely than not that such an amount will not be realized. At September 26, 2004, we carried a valuation allowance on our deferred tax assets of approximately $12.3 million based primarily on our probable inability to realize certain unrealized capital losses on our investments in Tower Semiconductor. At December 28, 2003, based on the weight of all available evidence, we carried no valuation allowance on the net deferred tax assets. The portion of the valuation allowance, associated with unrealized capital loss on our investment, was recognized into the accumulated other comprehensive income at December 28, 2003.

Results of Operations

     Product Revenues. Our product revenues were $365.0 million in the third quarter and $1.1 billion in the first nine months of 2004, up $105.6 million or 41% from the third quarter of 2003 and $466.2 million or 74% from the first nine months of fiscal 2003. The increase in product revenues for the third quarter and first nine months of 2004 compared to the same periods in the prior year, were primarily due to increased unit sales of our CF cards, SD cards, USB flash drives, Memory Stick, xD picture cards, TransFlash and miniSD cards. Product revenue of $365.0 million in the third quarter of 2004 was down 7% from $391.3 million in the second quarter of 2004. This decline in product revenue resulted from a 22% decline in average selling price per megabyte partially offset by a 20% increase in megabytes sold. NAND flash memory prices declined more steeply in the third quarter than in prior quarters of this year due to significant increases in the market supply of NAND flash components. During the third quarter of 2004 as compared to the third quarter of 2003, total flash memory product unit sales increased approximately 31%, total megabytes sold increased 115%, while our average selling price per megabyte declined 34%. During the first nine months of 2004 as compared to the same period of 2003, total flash memory product unit sales increased approximately 51%, total megabytes sold increased 131%, while our average selling price per megabyte declined 24%.

     In the third quarter and first nine months of 2004, sales through the retail channel accounted for 78% and 75% of total product revenues, respectively and 62% in each of the same periods of 2003. Total product revenue dollars from our retail channels increased 75% in the third quarter of 2004 over the comparable period in 2003 and 112% in the first nine months of 2004 over the same period of 2003. In the third quarter of 2004 and 2003, sales to the OEM and industrial distribution channels accounted for 22% and 38%, respectively of total product revenues, and 25% and 38% in the first nine months of 2004 and 2003. Total revenue dollars from our OEM and industrial distribution channels decreased 16% in the third quarter of 2004 over the same period of 2003 while increasing 12% for the first nine months of fiscal 2004 over the comparable period in 2003. Revenues related to OEM bundled card sales have become a smaller percentage of our business as average selling prices per megabyte have declined and the move to higher capacity cards has occurred predominately in the retail channel.

     International sales represented 56% and 54% of our product revenues in the third quarter and first nine months of 2004 and 61% in both of the comparable periods of 2003, respectively. The reduction in the percentage of product revenues coming from our international regions is due in part to slower growth in OEM sales which are primarily concentrated in international regions.

     Our top ten customers represented approximately 53% and 51% of our total revenues in the third quarter of 2004 and 2003, and 54% and 49% in the first nine months of fiscal 2004 and 2003 respectively. No customer exceeded 10% of total revenues in either the third quarters or first nine months of 2004 or 2003.

     License and Royalty Revenues. License and royalty revenues from patent cross-license agreements were $42.9 million in the third quarter and $133.0 million for the first nine months of 2004, compared to $22.0 million and $61.6 million in the same periods of 2003. These increases were primarily due to higher royalty-bearing sales by our licensees compared to the applicable periods in 2003 due to the expansion of the NAND flash memory market. Revenues from licenses and royalties represented 11% and 8% of total revenues in the third quarters of 2004 and 2003, respectively and 11% and 9% in the first nine months of 2004 and 2003, respectively. The timing of royalty revenue recognition is dependent on the terms of each contract and on the timing of product shipments by third parties.

     Gross Profits. In the third quarter of 2004, total gross profits were $147.4 million, or 36% of total revenues, compared to $178.7 million or 41% of total revenues in the prior quarter and $113.6 million, or 40%, in the third quarter of 2003. For the first nine months of fiscal 2004 gross profits were $482.0 million or 39% of total revenues compared to $274.0 million or 40% of total revenues in the comparable period of 2003. In the third quarter of 2004, product gross margins were 29%

compared to 35% in the second quarter of 2004 and 35% for the third quarter of 2003. For the first nine months of fiscal 2004 product gross margins were 32% compared to 34% in the comparable period of 2003. The decrease in the product gross margin percentage in the third quarter and first nine months of 2004 compared to the previous quarter and to the same periods in 2003 was due to lower average selling prices and an increased mix of lower margin, non-captive supply.

     Product gross margins can fluctuate each quarter primarily due to changes in pricing, sourcing mix between captive and non-captive, the level of product that is produced using MLC technology, product mix, pricing from our non-captive suppliers, cost reductions or increases and start-up costs of new technologies.

     Research and Development Expenses. Research and development expenses consist principally of salaries and payroll-related expenses for design and development engineers, prototype supplies, contract services and costs related to our research and development arrangement with Toshiba. Research and development expenses were $30.2 million in the third quarter of 2004, down $2.3 million or 7% from the prior quarter and an increase of $8.2 million or 37% from the third quarter of 2003. Research and development expenses were $89.4 million in the first nine months of 2004, up $30.5 million or 52% from the comparable period of fiscal 2003. The decrease in research and development expenses compared to the previous quarter relate to lower initial design and development costs for our 300 millimeter Fab 3 business venture with Toshiba. The increases in 2004 over the comparable periods in 2003 were primarily due to increased salary and related expenses associated with higher headcount in support of our product development efforts, higher vendor engineering costs and costs associated with the initial design and development of manufacturing process technology related to our 300 millimeter Fab 3 business venture with Toshiba. We expect our research and development expenses to continue to increase in absolute dollars in future periods to support the development and introduction of new generations of flash data storage device and card products, including our development efforts at our business ventures with Toshiba as well as our continued development of advanced controller chips.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries, sales commissions, benefits and travel expenses for our personnel, commissions for independent manufacturers’ representatives, advertising, certain sales and marketing promotions and trade shows. Sales and marketing expenses were $20.9 million in the third quarter of 2004, down $4.1 million or 16% from the second quarter of 2004 and up $4.0 million or 23% from the third quarter of 2003. Sales and marketing expenses were $65.5 million in the first nine months of 2004, up $20.4 million or 45% from the comparable period of 2003. The sequential decrease in our third quarter sales and marketing expenses compared to the previous quarter was primarily due to a negotiated reduction in our outside commission rates. The increase in sales and marketing expenses in the third quarter and first nine months of 2004 compared to the same periods in 2003 consisted of expenses associated with increased salary and related expenses due to additional headcount, an increase in outside commission expenses, and advertising and branding expenses, all in support of our higher revenue base. We expect sales and marketing expenses to increase, in absolute dollars, as sales of our products grow and we continue to invest in increasing brand awareness.

     General and Administrative Expenses. General and administrative expenses include the cost of our finance, human resources, shareholder relations, legal and administrative functions as well as a portion of our information systems costs. General and administrative expenses were $12.7 million in the third quarter of 2004, up $1.7 million or 16% from the second quarter of 2004 and up $4.7 million or 60% from the third quarter of 2003. General and administrative expenses were $34.5 million in the first nine months of 2004, up $12.7 million or 58% from the comparable period of 2003. The increase in our third quarter of 2004 general and administrative expenses compared to the previous quarter primarily relates to increased legal expenses related in part to our intellectual property strategy. The increase in general and administrative expenses in the third quarter and first nine months of 2004 compared to the same periods in 2003 consisted of higher salary and related expenses due to increases in staffing and consulting expenses to support our expanded business and the requirements of SEC Rule 404, as well as additions to the allowance for doubtful accounts due to the growth in accounts receivable balances. General and administrative expenses are expected to increase in absolute dollars in the future to grow and defend our patent portfolio as well as expand our administrative infrastructure.

     Equity in Income (Loss) of Business Ventures. Equity in income (loss) of business ventures was $0.1 million and $51,000 in the third quarters of 2004 and 2003, and $0.5 million and $0.1 million for the first nine months of 2004 and 2003, respectively, for our share of income (loss) from our FlashVision business venture in 2003 and 2004 and also the Flash Partners business venture completed in the third quarter of 2004.

     Interest Income. Interest income was $5.3 million in the third quarter and $13.5 million in the first nine months of 2004, compared to $1.6 million in the third quarter and $5.6 million for the first nine months of 2003. The increase in interest income for the third quarter of 2004 and the first nine months of 2004 compared to the same periods of 2003 is due to higher investment balances and an increased earnings rate.

     Interest Expense. Interest expense on our outstanding convertible notes was $1.7 million in each of the third quarters of 2004 and 2003, and $5.1 million for each of the nine-month periods in 2004 and 2003.

     Gain (loss) on Investment in Foundry. The income(loss) on investment in foundry in the third quarter of 2004 and first nine months of 2004 was ($0.4) million and ($1.0) million, respectively, and represents the adjustment in value of our warrant to purchase Tower ordinary shares. In the third quarter of 2003, we sold 35 million shares of UMC common stock and recognized a gain of approximately $7.0 million which was partially offset by a $0.3 million adjustment to our Tower warrant. During the first nine months of 2003, we recognized a write-down of $3.9 million related to the recoverability of our Tower prepaid wafer credits, which at September 28, 2003 were valued at $1.7 million, and we recognized an $18,000 decrease in the fair value of our Tower warrant. We periodically assess the value of the warrant, our Tower ordinary shares and our prepaid wafer credits and adjust the value as necessary. In future periods, if we sell shares that we own in either UMC or Tower, we may recognize a gain or loss due to fluctuations in the market value of these stocks.

     Loss on unauthorized sale of UMC shares. On October 14, 2003, we were advised by our Taiwan law firm, Lee and Li, that UMC shares owned by us and held in custody by Lee and Li, had been embezzled by an employee of Lee and Li. Based on information provided by Lee and Li, a total of approximately 127.8 million of our UMC shares were sold in unauthorized transactions starting on August 6, 2003 and ending on September 15, 2003.

     As a result of the unauthorized sales of UMC shares and our sale of 35 million UMC shares, our holdings in UMC decreased to approximately 20.6 million shares and we recognized a loss of approximately $18.3 million in accordance with SFAS No. 5 related to the stolen shares and recognized a gain of $7.0 million related to the sale of the 35 million shares in our condensed consolidated statements of income for the three and nine months ended September 28, 2003. Related to the recorded loss, we recognized a tax benefit in the third quarter of approximately $7.0 million, and we also recognized a charge to our tax provision of approximately $24.4 million resulting from the reversal of a tax benefit recognized in prior periods associated with the stolen UMC shares. If we realize any additional recovery, a gain will be realized in the period of recovery.

     Gain (Loss) on Equity Investment. No gains or losses on equity investments were recorded in either the third quarter or first nine months of 2004. In the third quarter of 2003, we sold our full investment of 1.8 million shares in Divio, for a gain of approximately $4.4 million. In the first nine months of 2003, we recognized a net impairment charge of ($0.1) million as a result of our write-down of our equity investment in Divio in the first quarter of 2003 offset by our sale of our Divio investment in the third quarter of 2003.

     Other Income (Expense), net. Other income (expense), net was ($1.4) million and ($0.1) million in the third quarters of 2004 and 2003, respectively and ($1.8) million and ($1.0) million in the first nine months of 2004 and 2003, respectively. Other income (expense), net primarily relates to foreign exchange gains and losses on our Japanese Yen denominated assets, gains and losses on disposal of fixed assets and amortization of note issuance costs.

     Provision for Income Taxes. For the three months ended September 26, 2004, we recorded an income tax provision of $31.5 million, and $110.6 million for the first nine months of 2004, reflecting effective tax rates of 36.8% and 37.0%, respectively. This compares to a tax provision of $44.5 million in the third quarter and $51.4 million for the first nine months of 2003, reflecting effective tax rates of 75.1% and 38.8%, respectively. The unusually high effective tax rate in the third quarter of 2003 was due principally to tax on the gain realized from the sale of UMC shares, a charge relating to the non-cash reversal of a tax benefit taken in 2001 and 2002 related to unrealized gain in UMC shares accounted for under FAS 115, offset by a benefit from the loss recorded on the theft of UMC shares, as well as a benefit provided by partial reversal of the valuation allowance that we carried at the end of 2002. The tax provision for the third quarter and the first nine months of 2004 is computed based on our estimated annual earnings projection and is primarily related to U.S. federal and state income tax along with benefits from tax exempt interest and research and development credits. The estimated annual effective tax rate for 2003 was less than the statutory rate primarily due to taxes provided in foreign jurisdictions offset by a reversal of valuation allowance.

Liquidity and Capital Resources

Cash Flows

     At September 26, 2004, we had cash, cash equivalents and short-term investments of approximately $1.35 billion, which included $602.2 million in cash and cash equivalents, $748.8 million in short-term investments, and $23.5 million relating to our investment in UMC and our short-term unrestricted shares in Tower.

     Operating activities for the first nine months of 2004 provided $212.6 million of cash. Major contributors were net income of $188.3 million, depreciation and amortization of $26.4 million, deferred taxes of $8.6 million, decreases in accounts receivable of $45.2 million, prepaid expenses, deposits and other of $24.6 million, other receivable of $8.5 million, increases in accounts payable of $25.2 million, and accounts payable, related parties of $10.4 million. These amounts were offset by increases in inventory of $64.4 million, decreases in income taxes payable of $56.2 million and decreases in research and development liability, related party of $2.1 million. Net cash provided by operating activities was $161.9 million for the first nine months of 2003.

     Net cash used in investing activities was $363.1 million for the first nine months of 2004, and was primarily comprised of purchases, net of proceeds, from short-term investments of $222.1 million, $108.1 million for acquisition of capital equipment and investment in technology purchases and notes receivable, related party of $33.0 million. Net cash used in investing activities was $161.0 million for the first nine months of 2003.

     Net cash provided by financing activities of $18.2 million for the first nine months of 2004 reflects sales of stock through our stock option and employee stock purchase plans. Financing activities provided cash of $35.8 million for the first nine months of 2003.

Transactions Affecting Liquidity

Investment in UMC

     Our UMC investment in foundries as shown in the condensed consolidated balance sheet was $17.5 million at December 28, 2003 and $13.8 million at September 26, 2004. We owned 22.2 million shares of UMC stock as of September 26, 2004. At September 26, 2004, UMC’s share price had decreased to New Taiwan dollars, or NT$, of NT$21.00, from a stock dividend adjusted price of NT$26.85 at December 28, 2003. The value of our investment on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As a result, our investment, which is classified as available-for-sale in accordance with SFAS No. 115, includes a net unrealized gain of approximately $0.2 million, inclusive of related tax expense of $0.1 million, recorded as a component of accumulated comprehensive income on our condensed consolidated balance sheet (See also Note 6). If the fair value of the UMC shares declines in the future and such declines are deemed to be other-than-temporary, it may be necessary to record losses on these declines. In addition, in future periods, if the UMC shares are sold, there may be a gain or loss due to fluctuations in the market value of UMC’s stock.

Investments in FlashVision

     In April 2002, we and Toshiba restructured our FlashVision Dominion Semiconductor business in Virginia and consolidated FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) with Mizuho Corporate Bank, Ltd. and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. We have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of September 26, 2004 the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $110.2 million.

     The terms of the FlashVision agreement contractually obligate us to purchase half of FlashVision’s NAND wafer production output. We also have the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of our FlashVision and foundry agreements with Toshiba, we must provide a six-month rolling forecast of purchase commitments. The purchase orders and other purchase commitments placed under these arrangements relating to the first three months of the six-month forecast are binding and cannot be cancelled. At September 26, 2004, we had approximately $82.5 million of non-cancelable purchase orders and other purchase commitments for flash memory wafers from Toshiba and FlashVision. In addition, as a part of the FlashVision agreement, we are required to fund certain common and direct research and development expenses related to the development of advanced NAND flash memory technologies as well as certain other costs. As of September 26, 2004, we had accrued liabilities related to those expenses of $9.7 million. The common research and development amount is a variable computation with certain payment caps. Future obligations are to be paid in installments using a percentage of our revenue from NAND flash products built with flash memory supplied by Toshiba or FlashVision. The direct research and development is a pre-determined amount that extends through the third quarter of 2004. Subsequent to the third quarter of 2004, direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred. We are committed to fund 49.9% of the total FlashVision costs, to the extent such costs are not covered by our product purchases from FlashVision.

     We and Toshiba are currently expanding our fabrication and test capacity at the FlashVision operation in Yokkaichi, Japan. The capacity expansion is being funded through FlashVision internally generated funds, as well as through substantial additional investments and loans by Toshiba and SanDisk. Through September 26, 2004, we had funded approximately $33.0 million in loans to FlashVision at an interest rate of TIBOR plus 0.35%. These loans are secured by the equipment purchased by FlashVision using the loan proceeds. Additional loans totaling approximately $51 million are expected to be made by us in several tranches through the end of 2005. In addition, we have purchased approximately $61 million of capital equipment and have committed to purchase up to approximately $54 million of additional capital equipment, each based on the exchange rate in effect at September 26, 2004, which we have leased or will lease to Toshiba for use in the FlashVision operation. In return, we will receive an increased share of the output from FlashVision.

Investments in Flash Partners

     In September 2004, we and Toshiba entered into a series of definitive agreements and created a new semiconductor company, Flash Partners, to produce NAND flash memory products at a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. Under this agreement, we are obligated to purchase half of Flash Partners’ NAND wafer production output. Toshiba is bearing the cost to construct the Fab 3 building and depreciation of the Fab 3 building will be a component of the cost per wafer charged to each party. Both parties have agreed to equally share the cost of the manufacturing equipment, initial design and development of manufacturing process technology and start-up costs. Toshiba began construction of the building in April 2004. The investment in Flash Partners, excluding the cost of building construction, initial design and development of manufacturing process technology, start-up costs and wafer purchases, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.25 billion, with initial production currently scheduled for the end of 2005. In addition to the our investment in Flash Partners, for several quarters we will incur substantial expenses related to initial design and development of manufacturing process technology and start-up costs for Fab 3. Fab 3 is expected to generate approximately 37,500 wafers per month by the end of 2006, of which our allocation will be 50%. Fab 3 has available space to expand capacity beyond 37,500 wafers per month, and it is expected that further investments and output will continue to be shared 50/50 between us and Toshiba. We expect to fund our portion of the investment through our cash as well as other financing sources. We expect to receive the benefits of increased supply and cost reductions from our Flash Partners investment primarily in 2006 and beyond.

Investment in Tower

     In July 2000, we entered into a share purchase agreement to make an aggregate $75.0 million investment in Tower Semiconductor in five installments upon Tower’s completion of specific milestones. As of September 26, 2004, we had paid all five of our milestone payments and participated in Tower’s 2002 rights offering for a total investment in Tower of $79.0 million in return for approximately 9.0 million Tower ordinary shares, $14.3 million of prepaid wafer credits, and a warrant to purchase 0.4 million Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The 9.0 million Tower ordinary shares represented an approximate 14% equity ownership position in

Tower as of September 26, 2004. From July 2000 through September 26, 2004, we have recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.0 million of losses on our warrant to purchase Tower ordinary shares. As of September 26, 2004, our Tower ordinary shares were valued at $32.1 million and included an unrealized gain of $45,000, inclusive of related tax expense impact of $28,000, recorded as a component of accumulated other comprehensive income. Of the approximately 9.0 million Tower ordinary shares we own, we have agreed not to sell approximately 6.3 million shares until on or after January 29, 2006, and the value of these restricted shares is included in our condensed consolidated balance sheet as long term investment in foundries. In addition, we have extended the date on which we may exercise our demand registration rights on all its shares until the earlier of (i) December 31, 2005 and (ii) such date that Tower has fulfilled all of its obligations to raise any additional financing pursuant to its facility agreement. During the three months ended September 26, 2004, the unrealized gain recorded in accumulated other comprehensive income on the condensed consolidated balance sheet related to the restricted Tower ordinary shares was reduced by approximately $21.3 million in order to adjust the value of the shares to their fair value. The fair value of these shares at September 26, 2004 approximated their original cost. We may be required to recognize additional losses with respect to our Tower investment in future periods. As of September 26, 2004, our Tower prepaid wafer credits were valued at $0.2 million and the warrant to purchase Tower ordinary shares was valued at $0.2 million.

Convertible Subordinated Notes

     On October 15, 2004, we announced that we had called for redemption on November 18, 2004 all of our outstanding 4 1/2% Convertible Subordinated Notes due 2006. The aggregate principal amount of Notes outstanding is $150 million. On or before November 17, 2004, holders may convert their Notes into shares of our common stock at a price of approximately $9.22 per share, or approximately 108.5 shares of our common stock per $1,000 principal amount of Notes. Cash will be paid in lieu of fractional shares. The last interest payment for the Notes will be paid to holders of record as of November 1, 2004. As long as the market price of our common stock is at least approximately $9.39 per share (the conversion price plus the redemption premium), a holder of Notes who converts after the record date for the interest payment will receive common stock with a market value (plus cash in lieu of any fractional shares) greater than the amount of cash the holder would otherwise be entitled to receive upon redemption. Alternatively, holders may have their Notes redeemed at a total redemption price of $1,018 for each $1,000 principal amount due at the stated maturity, plus accrued and unpaid interest to, but excluding, the redemption date. Any Notes not converted on or before November 17, 2004, after which interest will cease to accrue, will be automatically redeemed on November 18, 2004.

Other Receivable

     Our other receivable consists of approximately $36.6 million related to a prior settlement agreement. (Please refer to our Form 10-K for the year ended December 28, 2003.) At September 26, 2004, this other receivable has been classified on our condensed consolidated balance sheet as a short-term other receivable of $11.3 million and a long-term other receivable of $25.3 million. This other receivable is secured by irrevocable standby letters of credit.

Liquidity Sources, Requirements and Contractual Cash Commitments

     Our principal sources of liquidity as of September 26, 2004 consisted of: $602.2 million in cash and cash equivalents, $748.8 million in short-term investments and $23.5 million in investments in foundries.

     Our principal liquidity requirements are to meet our working capital requirements, fund research and development and capital expenditure needs, service our convertible, subordinated debt, and provide funding to certain current and planned FlashVision and Flash Partners arrangements that provide us with captive product supply. We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

     We expect to make significant investments in assembly and test manufacturing equipment or wafer fabrication foundry capacity to support our business in the future. We may also invest in or acquire other companies’ product lines or assets. Our operating expenses are expected to increase as a result of the need to hire additional personnel as well as to support our collaborations with Toshiba for the joint development of advanced NAND flash memory.

     We may require additional equity or debt financing to address our working capital or capital equipment needs, particularly related to our commitments to Flash Partners and FlashVision. We may seek to raise equity or debt capital at any time that we deem market conditions to be favorable. Any equity capital will result in dilution to our current stockholders, which could be substantial. Debt financing would require the periodic payment of interest and/or principal, would be senior to our stockholders in terms of payment priority, and may include restrictive covenants. Additional financing, if needed, may not be available on reasonable terms, or at all.

     In the normal course of business, our subcontractors periodically procure production materials based on the forecast that we provide them. Our agreements with these contractors require that we reimburse them for materials that are purchased on our behalf in accordance with such forecast. As such, we may be committed to certain costs over and above our open non-cancelable purchase orders with these subcontractors. The following summarizes our contractual cash obligations, commitments and off balance sheet arrangements at September 26, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

     Contractual Obligations and Off Balance Sheet Arrangements

			Less than	1 - 3 Years
			1 Year	(Fiscal 2005	3 - 5 Years (Fiscal	More than 5 Years
	Total		(Fiscal 2004)	through 2007)	2008 and 2009)	(Beyond Fiscal 2009)
CONTRACTUAL OBLIGATIONS
(in thousands):
Convertible subordinated notes payable	$150,000	(4)	$150,000	$—	$—	$—
Interest payable on convertible subordinated notes	3,764		3,764	—	—	—
Operating leases	6,129		1,097	5,032	—	—
FlashVision research and development, fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	714,326	(2)(3)	43,320	488,951	155,339	26,716
Flash Partners fabrication capacity expansion and start-up costs, and reimbursement for certain other costs including depreciation	818,361	(3)	32,618	491,781	188,840	105,122
Capital equipment purchases commitments	57,206		32,403	24,803	—	—
Operating expense commitments	7,862		7,862	—	—	—
Non-cancelable production purchase commitments	273,047	(1)	273,047	—	—	—

Total contractual cash obligations	$2,030,695		$544,111	$1,010,567	$344,179	$131,838

(1)	Includes all vendor production related commitments, some of which are denominated in Japanese Yen, and are subject to fluctuation in exchange rates prior to payment.

(2)	Includes balance owed under loan agreement for FlashVision entered into in February 2004.

(3)	Excludes certain potential FlashVision and Flash Partners costs not covered by our product purchases.

(4)	As of November 3, 2004, no holders of Notes have tendered their Notes for conversion.

		Less than	1 - 3 Years	3 - 5 Years
		1 Year	(Fiscal 2005	(Fiscal 2008	More than 5 Years
	Total	(Fiscal 2004)	through 2007)	and 2009)	(Beyond Fiscal 2009)
CONTRACTUAL SUBLEASE INCOME
(in thousands):
Total contractual cash income from non-cancelable operating subleases	$177	$53	$124	$—	$—

As of September 26, 2004
OFF BALANCE SHEET ARRANGEMENTS
(in thousands):
Indemnification of FlashVision foundry equipment lease	$110,217

     In April 2002, we and Toshiba restructured our FlashVision business venture by consolidating FlashVision’s advanced NAND wafer fabrication manufacturing operations at Toshiba’s memory fabrication facility in Yokkaichi, Japan. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305 million based on the exchange rate in effect on the date the agreement was executed) with Mizuho Corporate Bank, Ltd. and other financial institutions. Under the terms of this lease, Toshiba guaranteed these commitments on behalf of FlashVision. We have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date.

Impact of Currency Exchange Rates

     A portion of our revenues and a significant portion of our inventory purchases are denominated in Japanese Yen. From time to time, we enter into foreign exchange forward contracts to hedge against changes in foreign currency exchange rates. At September 26, 2004, we had no forward contracts outstanding. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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

     Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including the following:

•	unpredictable or changing demand for our products;

•	slowing growth rates in the digital still camera market;

•	potential delays in the growth of new markets for our products, including feature phones, music players and GPS systems;

•	market acceptance of competing technologies, such as microdrives in music players and feature phones;

•	competition from new and existing flash memory manufacturers;

•	decline in the average selling prices, net of promotions, for our products due to excess supply, competitive pricing pressures and strategic price reductions initiated by us or our competitors;

•	write-offs related to obsolescence or devaluation of unsold inventory;

•	ability to commence Fab 3 operations on a timely basis;

•	timing of sell through by our distributors and retail customers;

•	effect of declining flash memory prices and licensees sales volumes on our license and royalty revenues;

•	seasonality in sales of our products;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, where our principal source of flash memory supply is located, as well as Taiwan, South Korea, China and the United States;

•	availability of sufficient flash memory capacity to meet customer demand;

•	dependence on a limited number of key suppliers;

•	increased purchases of flash memory products from our non-captive sources that may affect our gross margins;

•	difficulty in forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash memory, controllers, printed circuit boards and discrete components;

•	write-downs of our investments in fabrication capacity, other fixed assets, equity investments and prepaid wafer credits;

•	adverse changes in product and customer mix;

•	competing flash memory device standards, which displace the standards used in our products;

•	shortages of components such as controllers, capacitors, lids and printed circuit boards required for the manufacture of our products;

•	significant or unexpected yield losses, which could affect our ability to fulfill customer orders and could increase our costs;

•	manufacturing flaws affecting the reliability, functionality or performance of our products, which could increase our product costs, reduce demand for our products, increase our warranty costs or require costly product recalls;

•	exchange rate fluctuations, particularly between the U.S. dollar and Japanese Yen; and

•	changes in general economic conditions.

     The continued growth of our business depends on the development of new markets and products for NAND flash memory .

     Over the last several years, we have derived the majority of our revenue from the digital camera market. As this market begins to experience slower growth rates, our growth will be increasingly dependent on the development of new markets and new products for NAND flash memory. One of the new markets that we are focused on is the handset market in which feature phones are increasingly being designed to utilize NAND flash memory cards. There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies or our products, in order to continue our growth.

     We operate in the highly cyclical semiconductor industry, which is subject to significant downturns, and, due to our FlashVision and Flash Partners business ventures with Toshiba, the impact of these downturns may lead to unused captive capacity.

     The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future. Our FlashVision and Flash Partners business ventures with Toshiba magnify the adverse effect of any significant downturns, price reductions or declines in customer demand as we have made significant investments in each business venture and will have excess supply that we are obligated to take and pay for, regardless of current market conditions. If we have excess supply of inventory or in periods of rapid price decline, we may be forced to take significant excess, obsolete or lower of cost or market inventory write-downs. Any future downturns could have a material adverse effect on our business, financial condition and results of operations.

     We depend on third-party foundries for silicon supply and any shortage or disruption in our supply from these sources during times of high demand will reduce our revenues, earnings and gross margins.

     All of our flash memory card products require silicon supply for the memory and controller components, which are included in our flash cards. The substantial majority of our flash memory is currently supplied by Toshiba’s facility at Yokkaichi, Japan, and to a lesser extent by Renesas and Samsung. Currently, our controller wafers are only manufactured by UMC and Tower. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory available to us from our current sources. If Toshiba, FlashVision, Renesas, Samsung, Tower and UMC are unable to satisfy our requirements on competitive terms, we may lose potential sales and our business, financial condition and operating results may suffer. Any disruption in supply from these sources due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. In particular, any disruption in the manufacturing operations of Tower or UMC would result in delivery delays, would adversely affect our ability to make timely shipments of our products and would harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take a quarter or more to complete.

     The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields and product reliability. Semiconductor manufacturing yields and product reliability are a function of both our design technology and the foundry’s manufacturing process technology. Low yields may result from design errors or manufacturing failures. Yield problems may not be determined or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. The risks associated with yields are even greater because we rely exclusively on offshore foundries that we do not control for our wafers, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If the foundries cannot achieve planned yields, we will experience higher costs and reduced product availability, which could harm our business, financial condition and results of operations.

     Difficulty of estimating future supply requirements may cause us to overestimate our requirements and build excess inventories, or underestimate our requirements and have a shortage of supply, either of which could harm our financial results.

     Under the terms of our supply agreements with FlashVision, Renesas, Samsung, Toshiba, Tower and UMC, we are obligated to provide six-month rolling forecasts of anticipated purchase orders. Generally, the estimates for the first three months of each rolling forecast are binding commitments and the estimates for the remaining months of the forecast may only be changed by a certain percentage from the previous month’s forecast. In addition, we are obligated to purchase 50% of both FlashVision’s and Flash Partners’ wafer production. This limits our ability to react to fluctuations in demand for our products. For example, if customer demand falls below our forecast and we are unable to reschedule or cancel our orders, we may end up with excess inventories, which could result in higher operating expenses and reduced gross margins. Conversely, if customer demand exceeds our forecasts, we may be unable to obtain an adequate supply of silicon wafers and other flash memory products to fill customer orders, which could result in dissatisfied customers, lost sales and lower revenues. If we are unable to obtain scheduled quantities of silicon wafers or other flash memory products with acceptable price and/or yields from any source, our business, financial condition and results of operations could be harmed. Because the majority of our products are sold into rapidly growing consumer markets, it has been, and likely will continue to be, difficult to accurately forecast future sales. In addition, sales visibility remains limited because a substantial majority of our quarterly sales are currently, have historically been, and we expect will continue to be, from orders received and fulfilled in the same quarter, which makes accurate demand forecasting very difficult.

     During periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices. Conversely, under conditions of tight flash memory supply, we may be unable to adequately increase our production volumes or secure sufficient supply in order to maintain our market share. If we are unable to maintain market share, our results of operations and financial condition could be harmed.

     Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation.

     Our flash memory products are complex, must meet stringent user requirements and the majority of our products are warrantied for one to five years. Products as sophisticated as ours are prone to contain undetected design errors or may be improperly tested for defects, especially when first introduced or when new models or versions are released. Our products may contain errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. Furthermore, we are beginning to offer new products, such as music players, that move beyond solid-state memory products into the broader consumer electronics product category. We do not have historical failure and return rates for these new products and return rates for these types of consumer electronics products may be higher than we have experienced with our other products, which makes estimating our warranty liability more difficult. We estimate our warranty liability based upon historical and projected failure rates and repair or replacement costs. Should actual failure rates and repair or replacement costs differ from our estimates, adjustments to our warranty liability would be required, which could harm our business, revenues, cost of revenues and financial condition.

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

     We also rely on third-party subcontractors for our wafer testing, packaged memory final testing, product assembly and product testing, including Silicon Precision Industries Co., Ltd. and United Test Center, Inc. in Taiwan and Celestica, Inc., Flextronics International, Ltd. and StatsChipPAC in China. In addition to our existing subcontract suppliers, we are qualifying other subcontract suppliers for wafer testing, packaged memory final testing, card assembly, card testing and other products and services. We have no long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. As such, we cannot, and will not, be able to directly control product delivery schedules. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which could increase the manufacturing costs of our products and have adverse effects on our operating results. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers, which may reduce our visibility and control of their inventories of purchased parts necessary to build our products.

     We use third-party fulfillment facilities that hold our inventory on a consignment basis, and if these fulfillment facilities were to experience a loss with respect to our inventory, we may not be able to recoup the full cost of the inventory, which would harm our business.

     We utilize third-party fulfillment facilities, such as ModusLink, Limited and Nippon Express. These fulfillment houses hold our inventory on a consignment basis. While our third-party fulfillment houses bear the risk of loss with respect to our inventory, the amount we are reimbursed by them or their insurers may be less than our original cost of the inventory, which would harm our business, financial condition and results of operations.

     License fees and royalties from our patent cross license agreements are variable and fluctuate from period to period making it difficult to predict our royalty revenues.

     Our intellectual property strategy includes cross-licensing our patents to other manufacturers of flash memory products. Under these arrangements, we earn license fees and royalties on individually negotiated terms. Our revenue from patent licenses and royalties can fluctuate significantly from quarter to quarter. A substantial portion of this revenue comes from royalties based on the actual sales by our licensees. The timing of revenue recognition from these payments is dependent on the terms of each contract and on the timing of product shipments by our licensees. As a result, our license and royalty revenues have fluctuated significantly in the past and could fluctuate in the future. Reductions in our license and royalty revenues could harm our gross margins because this revenue carries little or no cost of revenue. Our license and royalty revenues may decline in the future as certain of our existing license agreements expire or as the prices for licensed products decrease.

     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer.

     Our competitors include many large domestic and international companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips to our flash card competitors at a low cost. Today our most significant competitors include Samsung and Toshiba. Other companies that develop and manufacture flash memory chips include AMD, Hynix, Intel, Renesas and ST Micro. Some of our competitors may sell their flash memory chips at below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. In addition, Hynix, ST Micro, Micron and Infineon, all large-scale manufacturers of DRAM and/or flash memory, have announced plans to bring up substantial new capacity of flash memory. Samsung and Renesas, as well as Toshiba and ourselves, have similarly announced plans to bring to market substantial new flash memory chip manufacturing capacity. If the combined total new flash memory capacity exceeds the corresponding growth in demand, prices may decline dramatically, adversely impacting our results of operations and financial condition.

     In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND MLC flash memory technology.

     We also compete against a number of companies that combine controllers and flash memory chips that they acquire from other sources into flash storage cards or USB flashdrives that they resell under their own brand name, including, among others, Fuji, Kingston, Lexar, M-Systems, Olympus, PQI, Panasonic and Sony. Our new music players also face competition from similar products offered by other companies, including Apple, Creative, iRiver, Rio and Samsung. Many of these competitors have substantially greater resources than we do, have well recognized brand names and the ability to operate their business on lower margins than we do. Lexar recently introduced a line of flash cards bearing the Kodak brand name, which will create significant competition for our Shoot and Store product line and our other flash memory cards. In addition, other companies, such as Matrix Semiconductor, have announced products or technologies that may compete with our Shoot and Store products. Our Transflash product faces competition from M-Systems and Samsung who have announced similar form factors and from AMD, Intel, Sharp and Samsung who have competing embedded solutions. If our products cannot compete effectively, our market share and profitability will be adversely impacted.

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

     We have patent cross-license agreements with several of our leading competitors, including, Intel, Matsushita, Renesas, SST, Samsung, Sharp, Sony, Toshiba and TDK. Under these agreements, each party may manufacture and sell products that incorporate technology covered by the other party’s patent or patents related to flash memory devices. If we continue to license our patents to our competitors, competition may increase and may harm our business, financial condition and results of operations.

     Future rapid growth may strain our operations.

     We must continue to hire, train, motivate and manage our employees to achieve future growth. In the past, we have from time-to-time experienced difficulty hiring the necessary engineering, sales and marketing personnel to support our growth. In addition, we must make significant investments in our information management systems to support increased manufacturing, as well as operations, accounting and other management-related functions. Our systems, procedures and controls may not be adequate to support rapid growth in the future, which could in turn harm our business, financial condition and results of operations.

     Our success depends on key personnel, including our executive officers, the loss of whom could disrupt our business.

     Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, president and chief executive officer. We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time. Our success will also depend on our ability to recruit additional highly skilled personnel. We cannot assure you that we will be successful in hiring or retaining such key personnel, or that any of our key personnel will remain employed with us.

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

     Successive generations of our products have incorporated semiconductor devices with greater memory capacity per chip. Two important factors have enabled us to decrease the cost per megabyte of our flash data storage products as memory capacity has increased: the development of higher capacity semiconductor devices and the implementation of smaller feature size manufacturing processes. The transition to smaller feature sizes is highly complex and requires new controllers, new test procedures and modifications of numerous other aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. Any material delay in a qualification schedule could delay deliveries and adversely impact our operating results. In addition, a number of challenges exist in achieving a lower cost per megabyte, including:

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

     We cannot assure you that we, along with our flash memory sources, will successfully develop and bring into full production with acceptable yields and reliability these new products, processes or the underlying technology, or that any development or production ramp-up will be completed in a timely or cost-effective manner. If we are not successful or if our cost structure is not competitive, our business, financial condition and results of operations could suffer.

     We continually seek to develop new products and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products, which if not offset by increased demand for the new products could harm our results of operations.

     We continually seek to develop new products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. We undertake these development efforts independently as well as jointly with our strategic partners such as Toshiba, Matsushita and Sony. For example, in March 2003, our joint development efforts with Toshiba and Matsushita, together with contribution by the Secure Digital Association, or SD Association, resulted in the introduction of the miniSD card. In addition, we and Sony have co-developed and co-own the specifications for the MemoryStick Pro, which each of us has the right to manufacture and sell. Also, we recently introduced the SanDisk Digital Audio Player, which plays MP3 and other music files, and the SanDisk Photo Album, an enhanced version of our SanDisk Digital Photo Viewer. The digital music player market is a new market for us, but is a well-established, highly competitive market in which we compete against well-known products, such as Apple’s iPod, and may require additional customer support costs and other expenses. In addition, we recently introduced our Shoot and Store product to address the consumable flash markets. We cannot assure you that our new products will gain market acceptance or that we will be successful in penetrating the new markets that we target, such as the digital music player market or the consumable flash market with our Shoot and Store products. As we introduce new standards and new products, it will take time for these new standards and products to be adopted, for consumers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. In addition, in order for us to sell our products, we have been developing, and will continue to develop, new controllers, printed circuit boards and test algorithms. Any technical difficulties or delays in the development of these elements could prevent us from taking advantage of the available flash memory output and could adversely affect our results of operations. We cannot assure you that any new products or standards we develop will be commercially successful.

Risks Related to Our FlashVision and Flash Partners Business Ventures

     Our FlashVision and Flash Partners business ventures with Toshiba make us vulnerable to risks, including significant cash commitments, potential inventory write-offs, disruptions or shortages of supply, limited ability to react to fluctuations in product demand, direct competition with Toshiba, a significant contingent indemnification obligation for FlashVision, a mutual contribution and environmental indemnification obligation with respect to Flash Partners and a potential guarantee obligation for Flash Partners, any of which could substantially harm our business and financial condition.

     We and Toshiba plan to continue to expand the wafer fabrication capacity of our FlashVision and Flash Partners business ventures in Japan and as we do so, we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results.

     We and Toshiba plan to make substantial investments in new capital assets to expand the wafer fabrication capacity of our FlashVision and Flash Partners business ventures in Japan. For the FlashVision expansion, we expect to make loans totaling approximately $51 million in several tranches through the end of 2005. In addition, we have committed to purchase up to approximately $54 million of additional capital equipment, based on the exchange rate in effect at September 26, 2004, which we will lease to Toshiba for use in the FlashVision operation. The investment in Flash Partners, excluding the cost of building construction, initial design and development of manufacturing process technology, start-up costs and wafer purchases, is currently estimated at $2.5 billion through the end of 2006, of which our share is estimated to be approximately $1.25 billion, with initial production currently scheduled for the end of 2005. These planned investments will be financed partially through our cash balances and partially through lease financing or other forms of financing. We cannot assure you that such financing will be available to SanDisk or available on favorable terms. In addition, each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs and pay our share of ongoing operating activities even if we do not achieve the planned output volume or utilize our full share of the expanded output, and these costs will impact our gross margins, results of operations and financial condition

     We face challenges related to the development and introduction of new generations of flash memory wafers, which could adversely affect our market share or our operating results.

     We believe that our future success will continue to depend on the development and introduction of new generations of flash memory wafers, such as the 300-millimeter wafers to be produced at the Flash Partners Fab 3. These wafers are substantially larger in surface area and therefore more susceptible to new technological and manufacturing issues, such as mechanical and thermal stresses, than the current, mature 200-millimeter wafers that we use in production at Yokkaichi. Neither Toshiba nor we have prior experience in manufacturing 300-millimeter advanced NAND designs, nor in operating a new equipment set that has to be optimized to process 300-millimeter NAND wafers with competitive yields. During the early stages of operating the new 300-millimeter wafer processing equipment, we expect to generate a large number of test wafers and perform numerous process test splits that will increase our research and development expenses through most of 2005, prior to benefiting from any actual production output from Fab 3. Samsung, the largest NAND flash memory manufacturer, already has experience manufacturing 300-millimeter wafers with 90-nanometer feature sizes. Also, Samsung is licensed under our patents to use MLC technology which further enhances its manufacturing capabilities. Samsung may be able to produce product at a lower cost than we can and increase their market share, thus adversely affecting our operating results and financial condition.

     We face challenges and possible delays relating to the conversion of our production to smaller feature sizes, which could adversely affect our operating results.

     We and Toshiba are in the process of transitioning production capacity for NAND flash memory wafers at Toshiba’s Yokkaichi fabrication facilities from a feature size of 130-nanometer technology to 90-nanometer technology. Material delay in this transition or in completing full product conversion would delay deliveries of wafers and adversely impact our operating results. In addition, Fab 3 is expected to begin production using 90-nanometer technology. 90-nanometer technology is considered today to be the most advanced feature size for mass production of flash memory wafers. It is difficult to predict how long it will take to achieve adequate yields, product reliability, full product conversion and economically attractive product costs based on our new designs and feature sizes. We currently rely and will continue to rely on Toshiba to address these challenges. With our investments in the FlashVision and Flash Partners business ventures at Toshiba’s Yokkaichi facilities, we are now and will continue to be exposed to the adverse financial impact of any delays or manufacturing problems associated with wafer production lines. Any problems or delays in volume production at the Yokkaichi fabrication facilities could adversely impact our operating results in the fourth quarter of 2004 and beyond.

     Toshiba’s Yokkaichi fabrication facilities are a significant source of supply of flash memory wafers and any disruption in this supply will reduce our revenues, gross margins and earnings.

     Although we buy flash memory from the FlashVision business venture, we also rely on Toshiba’s Yokkaichi fabrication facilities to supply a portion of our flash memory wafers on a foundry basis. Even if FlashVision successfully produces quantities at planned levels, the Yokkaichi fabrication facilities may not produce quantities of wafers with acceptable prices, reliability and yields to satisfy our needs. Any failure in this regard may harm our business, financial condition and results of operations, as Fab 3 will not produce wafers for some time and our right to purchase flash memory products from Samsung and others is limited and may not be sufficient to replace any shortfall in production at the Yokkaichi facilities. In addition, because a substantial majority of our wafers are produced at the Yokkaichi facilities, any disruption in supply from the Yokkaichi facilities due to natural disaster, power failure, labor unrest or other causes could significantly harm our business, financial condition and results of operations. For example, in the third quarter of 2004, an earthquake off the coast of southern Japan disrupted operations at Toshiba’s Yokkaichi fabrication line, causing some yield losses and delays. The occurrence and effects of these events is unpredictable and could materially harm our business, financial condition and results of operations. Moreover, we have no experience in operating a wafer manufacturing line and we rely on the existing manufacturing organizations at the Yokkaichi facilities. This reliance will increase when the Fab 3 facility commences operations.

     We have a contingent indemnification obligation for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement and have environmental and intellectual property indemnification obligations with respect to Flash Partners.

     FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese Yen (or approximately $305.0 million based on the exchange rate in effect on the date the agreement was executed) in May 2002 with Mizuho Corporate Bank, Ltd., and other financial institutions. Under the terms of the lease, Toshiba has guaranteed those commitments on behalf of FlashVision. We have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of September 26, 2004, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $110.2 million.

     We and Toshiba have also agreed to mutually contribute to, and indemnify each other and Flash Partners for, environmental remediation costs or liability resulting from Flash Partners’ manufacturing operations in certain circumstances. In addition, we and Toshiba entered into a Patent Indemnification Agreement under which in many cases we will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for us against third party claims that NAND flash memory products manufactured and sold by Flash Partners infringe third-party patents.

Risks Related to Our Investment in Tower Semiconductor Ltd.

     If Tower is unable to sustain or increase production at its wafer foundry facility, we may be unable to obtain sufficient controller supply.

     Tower supplies a significant portion of our controller wafers and is currently a sole source of supply for some of our controllers. If Tower is unable to complete its Fab 2 Project in a timely manner and thereafter maintain volume production at acceptable yields, Tower may not be able to supply us with a sufficient supply of controllers. Moreover, Tower’s ability to complete its Fab 2 project is dependent on its ability to obtain additional financing from equity and other sources. In addition, political unrest in Israel could result in delays in the completion of the Fab 2 project and interruption or delay of manufacturing schedules at Tower’s wafer fabrication facilities, and could result in potential investors and foundry customers avoiding doing business with Tower. Any of these occurrences could adversely affect our operating results until we can qualify an alternate source of supply, which could take a quarter or more to complete.

     We may need to further write down the value of our Tower investments.

     As of September 26, 2004, we own approximately 9.0 million Tower ordinary shares, representing an approximate 14% equity ownership position in Tower. The net value of our Tower equity investment on our condensed consolidated balance sheet is approximately $32.1 million as of September 26, 2004, which approximates market value as of that date. In addition, we hold prepaid wafer credits and a warrant to purchase Tower ordinary shares at a combined value of $0.4 million. From July 2000 through September 26, 2004, we have recognized cumulative losses of approximately $32.2 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.0 million of losses on our warrant to purchase Tower ordinary shares. Of the approximately 9.0 million Tower ordinary shares we own, we have agreed not to sell approximately 6.3 million shares until on or after January 29, 2006, and the value of these restricted shares is included in our condensed consolidated balance sheet as long term investment in foundries. If the market value of Tower declines and such decline is deemed to be other-than-temporary, we would be required to recognize losses up to the remaining recorded value of our Tower investment which would harm our results of operations and financial condition.

Risks Related to Sales of Our Products

     Sales to a small number of customers represent a significant portion of our revenues and if we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer.

     Approximately one-half of our revenues come from a small number of customers. For example, sales to our top 10 customers accounted for approximately 50% of our product revenues during fiscal 2003, 2002 and 2001. If we were to lose one of our major customers or experience any material reduction in orders from any of these customers, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time. In addition, the composition of our major customer base changes from year to year as the market demand for our customers’ products changes.

     Variability of average selling prices and gross margins resulting from changes in the product mix of our sales, changes in the mix of our captive versus non-captive supply, price reductions, promotions, increased competition or excess supply may cause our net profitability to suffer.

     The product mix of our sales varies quarterly, which affects our overall average selling prices and gross margins. In addition, we realize higher gross margins on flash memory products manufactured using our captive sources of supply versus our non-captive sources of supply, such as Renesas or Samsung. Accordingly, if we are forced to increase our purchases from non-captive sources, our gross margins would be adversely impacted.

     At times, such as the third quarter of 2004, worldwide NAND flash memory supply exceeds customer demand, causing significant declines in average selling prices for NAND flash memory components. When this situation occurs, price declines and promotions for our products can be significant. In addition, flash data storage markets are intensely competitive, creating further pressure on market pricing. If we are unable to reduce our product manufacturing costs to offset these reduced prices, our gross margins and profitability will be adversely impacted.

     Our business depends significantly upon sales of products in the highly competitive consumer market, a significant portion of which are made to retailers and through distributors, and if our distributors and retailers are not successful in this market, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations.

     We continue to receive an increasing portion of our product revenue from the sale of flash card and USB drive products designed for consumer electronics devices, such as digital cameras, feature phones, PCs and laptops. In the future, we expect to receive increasing revenue from the sale of consumer electronic devices . The consumer market is intensely competitive and is more price sensitive than our other target markets. In addition, we must spend more on marketing and promotion in consumer markets to establish brand name recognition, maintain our competitive position at retailers and increase demand for our products.

     A significant portion of our sales to the consumer electronics market is made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to distributor customers, in the case of sales to distributors. If our distributors and retailers are not successful in this market, there could be substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell through data varies throughout the retail channel, which makes it difficult for us to determine actual retail product revenues until after the end of each of our fiscal quarters. In addition, except in certain limited circumstances, we do not have exclusive relationships with our retailers or distributors and therefore must rely on them to effectively sell our products over those of our competitors.

     Our revenue depends, in part, on the success of products sold by our OEM customers.

     A portion of our sales are to a number of original equipment manufacturers, or OEMs, who bundle our flash memory products with their products, such as cameras or handsets. Our sales to these customers are dependent upon a particular OEM’s ability to create, introduce, market and sell their products successfully in their respective markets. Should our OEM customers be unsuccessful in selling their products, which include our product, or should they decide to discontinue bundling our products, our revenue, results of operation and financial condition could be harmed.

     Seasonality in our business may result in our inability to accurately forecast our product purchase requirements.

     Sales of our products in the consumer electronics market are subject to seasonality. For example, sales have typically increased significantly in the fourth quarter of each year, sometimes followed by declines in the first quarter of the following year. This seasonality increases the complexity of forecasting our business. If our forecasts are inaccurate, we can be subject to loss of market share or procurement of excess inventory, either of which could harm our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

     We may be unable to protect our intellectual property rights, which would harm our business, financial condition and results of operations.

     We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant disputes regarding our intellectual property rights and those of others, including claims that we may be infringing third parties’ patents, trademarks and other intellectual property rights. We expect that we may be involved in similar disputes in the future. We cannot assure you that:

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

     We intend to vigorously enforce our patents, but we cannot assure you that our efforts will be successful. Several companies have recently entered or announced their intentions to enter the flash memory market, and we believe these companies may require a license from us. Enforcement of our rights may require litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully counter sue us for infringement of their patent or assert a counterclaim that our patents are invalid or unenforceable. If we did not prevail as a defendant in a patent infringement case, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the infringing technology.

     We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, and we have agreed to indemnify various suppliers and customers for alleged patent infringement, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling certain products.

     If we incorporate third-party technology into our products or if we are found to infringe others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain important cross-licenses to third-party patents. Currently, we have patent cross-license agreements or similar intellectual property agreements with several companies, including Intel, Matsushita, Olympus, SST, Renesas, Samsung, Sharp, SiliconSystems Inc., Smartdisk, Sony, TDK and Toshiba, many of which are competitors, and we are in discussions with other companies regarding potential cross-license agreements. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms, or that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.

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

     We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. Furthermore, parties that we have sued and that we may sue for patent infringement may counter sue us for infringing their patents. Litigation involving intellectual property is complex, can extend for a protracted period of time and is often very expensive. Intellectual property claims, whether or not meritorious, may result in the expenditure of significant financial resources, injunctions against us or the imposition of damages that we must pay and would also divert the efforts and attention of some of our key management and technical personnel. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. Moreover, if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments, our business would be harmed. For additional information concerning legal proceedings, see Item 1 “Legal Proceedings” in Part II of this report.

Risks Related to Our International Operations

     Because of our international operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability and currency fluctuations.

     Political risks. Currently, all of our flash memory, controller wafers and flash memory products are produced overseas by FlashVision, Renesas, Samsung, Toshiba, Tower and UMC. We also use third-party subcontractors in Taiwan, China, South Korea and Japan for the assembly and testing of some of our card and component products. We may, therefore, be affected by the political, economic and military conditions in these countries. Taiwan is currently engaged in various political disputes with China and in the past both countries have conducted military exercises in or near the other’s territorial waters and airspace. The Taiwanese and Chinese governments may escalate these disputes, resulting in an economic embargo, disruption in shipping routes or even military hostilities, which could harm our business by interrupting or delaying the production or shipment of our flash memory products.

     Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. The Chinese government may not continue to pursue these policies and, even if it does continue, these policies may not be successful. The Chinese government may also significantly alter these policies from time-to-time. In addition, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights. One result of this is the prevalence of counterfeit goods in China. The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our intellectual property protection. Our results of operations and financial condition could be harmed by the sale of counterfeit products.

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

     General risks. Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, such as the earthquakes experienced in Taiwan in 1999, in Japan in 2004, 2003 and previous years, and in China in previous years;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	imposition of additional duties, charges and/or fees related to customs entries for our products, which are all manufactured offshore;

•	longer payment cycles and greater difficulty in accounts receivable collection, particularly as we increase our sales through the retail distribution channel and general business conditions deteriorate;

•	adverse tax rules and regulations;

•	weak protection of our intellectual property rights; and

•	delays in product shipments due to local customs restrictions.

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

Risks Related to Our Charter Documents, Stockholder Rights Plan, Our Stock Price, Our Debt Rating, the Raising of Additional Financing and Changes to Securities Laws and Regulations

     Anti-takeover provisions in our charter documents, stockholder rights plan and in Delaware law could prevent or delay a change in control and, as a result, negatively impact our stockholders.

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

     The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the 12 months ended September 26, 2004, our stock price fluctuated significantly from a low of $19.28 to a high of $43.15. We believe that such fluctuations will continue as a result of future announcements concerning us, our competitors or principal customers regarding technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

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

     We will need additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

     We will need to raise additional funds, including funds to meet our obligations with respect to Flash Partners and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time-to-time, we may decide to raise additional funds through public or private debt or equity financings to fund our activities. If we issue additional equity securities in the future, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock or debt securities. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

     Changes in securities laws and regulations have increased our costs; further, in the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business could suffer.

     The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The act also required the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made, Nasdaq has enacted additional requirements for companies that are Nasdaq-listed. These additional rules and regulations have increased and will continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as stockholder approval of new option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Rule 404 promulgated by the SEC regarding internal controls over financial reporting. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

     In connection with our Rule 404 certification process, we have identified a number of deficiencies in our internal controls over financial reporting. We are diligently working to implement enhancements to eliminate these deficiencies prior to the end of fiscal 2004 and our first Rule 404 certification and independent auditor attestation. We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness. Furthermore, we cannot assure you that we will be able to implement these enhancements on a timely basis in order to furnish an unqualified certification. In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. For example, a company’s operations may change over time as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. In addition, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and company personnel are required to use judgment in their application. A material weakness or deficiency in internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

Risks Related to Our Indebtedness

     We have convertible subordinated notes outstanding, which may restrict our cash flow, make it difficult for us to obtain future financing, divert our resources from other uses, limit our ability to react to changes in the industry, and place us at a competitive disadvantage.

     As a result of the sale and issuance of our 4 1/2% convertible subordinated notes in December 2001 and January 2002, we incurred $150.0 million aggregate principal amount of additional indebtedness, substantially increasing our ratio of debt to total capitalization. On November 18, 2004, we intend to redeem any notes that are not converted to common stock on or before the close of business eastern time on November 17, 2004. In the event that holders of our notes do not convert on or before November 17, 2004, either because our stock price is below approximately $9.39 per share or otherwise, we could have to pay as much as approximately $153 million to redeem such unconverted notes. While the notes are outstanding, we have debt service obligations on the notes of approximately $6.8 million per year in interest payments. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business.

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

     In addition, we have agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then we will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless such claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s new equipment lease arrangement is denominated in Japanese Yen, the maximum amount of our contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of September 26, 2004, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately $110.2 million.

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

     In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available for distribution to our current stockholders only after all senior indebtedness, including our contingent indemnification obligations to Toshiba, guarantee obligations under any equipment lease arrangement secured by Flash Partners and obligations under the notes, have been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders. The notes are also effectively subordinated to the liabilities of any of our subsidiaries (including trade payables, which as of September 26, 2004 were approximately $1.8 million). Neither we, nor our subsidiaries are limited from incurring debt, including senior indebtedness, under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. We anticipate that from time-to-time we will incur additional debt, including senior indebtedness. Our subsidiaries are also likely to incur liabilities in the future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us.

     Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. Litigation may extend for a protracted period of time, and is often very expensive. Litigation, whether or not meritorious, may result in the expenditure of significant financial resources, injunctions against us or the imposition of damages that we must pay and would also divert the efforts and attention of some of our key management and technical personnel. Moreover, if we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial payments, our business would be harmed.

     On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against us and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an Amended Complaint, which made the same substantive allegations against us but named more than twenty-five additional defendants. The Amended Complaint alleges that we, and the other defendants, have infringed certain patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. On February 4, 2002, we filed an answer to the Amended Complaint, wherein we alleged that we did not infringe the asserted patents, and further that the patents are not valid or enforceable.

     On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe the Company’s U.S. Patent No. 5,602,987, or the ’987 patent. The Court granted summary judgment of noninfringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. The rulings do not affect the validity of the patent. On June 2, 2004, the Company filed a Notice of Appeal of the summary judgment rulings to the Federal Circuit Court of Appeals.

     On or about June 9, 2003, we received written notice from Infineon Technologies AG, or Infineon, that it believes we have infringed Infineon’s U.S. Patent No. 5,726,601, or the ‘601 patent. On June 24, 2003, we filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, and Does I to X, Civil No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (i) denying that we are entitled to the declaration sought by the our complaint; (ii) requesting that we be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent — U.S. Patent No. 4,841,222 (the ’222 patent). On October 27, 2003, we filed a reply to Infineon’s counterclaims, wherein we denied that we infringe the asserted patents, and denied that Infineon is entitled to any relief in the action. Pursuant to the parties’ stipulation, on August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, we filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents.

     On July 3, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The suit, captioned Philippe de Vries, Julia Frances Dunbar De Vries Trust, et al., v. Tower Semiconductor Ltd., et al., Civil Case No. 03 CV 4999, was filed against Tower and certain of its shareholders and directors, including we and Eli Harari, our President and CEO and a Tower board member, and asserts claims arising under Sections 14(a) and

20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated there under. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. On August 19, 2004, the judge granted our and the other defendants’ motion to dismiss the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Second Circuit. The appeal will likely be decided sometime in 2005.

     On February 20, 2004, us and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al. alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. On May 24, 2004, we filed an Answer denying all material allegations of the complaint and asserting affirmative defenses.

     On October 15, 2004, we filed a complaint for patent infringement and declaratory judgment of noninfringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. in the United States District Court for the Northern District of California. The complaint alleges that STMicroelectronics N.V. and STMicroelectronics, Inc.’s products infringe our U.S. Patent No. 5,172,338 (the ‘338 patent) and seeks damages and an injunction. The complaint further seeks a declaratory judgment that we do not infringe the following patents and that the following United States patents are invalid: 4,839,768; 5,073,816; 5,175,706; 5,455,954; 5,589,762; 5,636,115; 5,793,679; 5,831,302; 5,999,456; 6,100,581; 6,163,487; Re. 35,121; 5,014,312; and 5,438,504.

     On October 15, 2004, we filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission, naming STMicroelectronics N.V. and STMicroelectronics, Inc. as respondents. In the complaint, we allege that STMicroelectronics N.V. and STMicroelectronics, Inc.’s NAND flash memory infringe the ‘338 patent and seek an order excluding their products from importation into the United States.

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Dr. Eli Harari, our Chief Executive Officer, adopted a stock selling plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, on November 26, 2003, which became effective on March 1, 2004. The plan provides for sales of our common stock on a monthly basis subject to certain market prices. This plan will automatically terminate on the earlier of March 7, 2005 or the date when an aggregate of 800,000 shares have been sold pursuant to the plan. Dr. Harari terminated his prior 10b5-1 stock selling plan on November 3, 2003.

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits

Exhibit
Number	Exhibit Title
10.1	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto. (+)
10.2	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation. (+)
10.3	Amended and Restated Common R&D and Participation Agreement, dated as of September 10, 2004, by and between the Registrant and Toshiba Corporation. (+)
10.4	Amended and Restated Product Development Agreement, dated as of September 10, 2004, by and between the Registrant and Toshiba Corporation. (+)
10.5	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto. (+)
10.6	Patent Indemnification Agreement, dated as of September 10, 2004 by and among the Registrant and the other parties thereto. (+)
10.7	Settlement and Release Agreement, dated as of June 29, 2004, by and between the Registrant and Michael Gray.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested for certain portions thereof.

     B. Reports on Form 8-K

     On July 14, 2004, the Registrant furnished a Current Report on Form 8-K reporting under Item 12 the issuance of a press release announcing the Registrant’s financial results for the second quarter and six months ended June 27, 2004.

     On July 22, 2004, the Registrant filed a Current Report on Form 8-K reporting under Item 5 financial guidance related to its fiscal quarter ended September 26, 2004 given by the Registrant during its webcast/conference call with respect to its second quarter and six months ended June 27, 2004.

     On September 16, 2004, the Registrant filed a Current Report on Form 8-K reporting under Item 1.01 that the Registrant closed a transaction with Toshiba Corporation, or Toshiba, under which the Registrant and Toshiba created a new semiconductor company, Flash Partners, Ltd., a Japanese yugen kaisha, owned 49.9% by the Registrant and 50.1% by Toshiba, and agreed to cooperate in the construction and equipping of a new 300-millimeter NAND wafer fabrication facility, Fab 3, to produce NAND flash memory products for the parties.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)

Dated: November 5, 2004	By:	/s/ JUDY BRUNER

Judy Bruner
Executive Vice President Administration Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.1	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto. (+)
10.2	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation. (+)
10.3	Amended and Restated Common R&D and Participation Agreement, dated as of September 10, 2004, by and between the Registrant and Toshiba Corporation. (+)
10.4	Amended and Restated Product Development Agreement, dated as of September 10, 2004, by and between the Registrant and Toshiba Corporation. (+)
10.5	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto. (+)
10.6	Patent Indemnification Agreement, dated as of September 10, 2004 by and among the Registrant and the other parties thereto. (+)
10.7	Settlement and Release Agreement, dated as of June 29, 2004, by and between the Registrant and Michael Gray.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested for certain portions thereof.