Form 10-K
period 2005-01-02
SANDISK CORP
filed 2005-03-18
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
Commission File No. 0-26734
SANDISK CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0191793
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

140 Caspian Court, Sunnyvale, California (Address of principal executive office)	94089 (Zip Code)
Registrant’s telephone number, including area code:
(408) 542-0500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value;
Rights to Purchase Series A, Junior Participating Preferred Stock
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of common equity held by non-affiliates, as of June 25, 2004, was approximately $2,865,000,000. Shares of common stock held by each executive officer, director and each person known to us to be the holder of 5% or more of the outstanding common stock were excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
      As of March 1, 2005, we had 180,857,543 shares of common stock outstanding.
      Portions of our proxy statement for our 2005 annual meeting of stockholders to be held on May 27, 2005 are incorporated by reference into Part III of this Form 10-K.

SANDISK CORPORATION

i

PART I

ITEM 1.	BUSINESS
      Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Factors That May Affect Future Results” in Item 7 of this report and elsewhere in this report. Our business, financial condition or results of operations could be materially adversely affected by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “SanDisk®,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries. All references to years or annual periods are reference to our fiscal years, which consisted of 52 weeks in 2002 and 2003 and 53 weeks in 2004.
Overview
      Who We Are. We are the worldwide leader in flash storage card products. We design, develop and market flash storage card products used in a wide variety of consumer electronics. Flash storage allows data to be stored in a compact format that retains the data for an extended period of time after the power has been turned off. Our flash storage card products enable mass-market adoption of digital cameras, feature phones and other digital consumer devices. Our products include flash cards, Universal Serial Bus, or USB, flash drives and digital audio players.
      Our Strategy. Our strategy is to identify current and emerging mass consumer markets for flash storage card products and to manufacture in high volumes and sell all major flash storage card formats for our target markets, enabling us to be a one-stop-shop for our retail and original equipment manufacturer, or OEM, customers.
      We believe the market for flash storage is price elastic. From 2002 to 2004, we increased the number of megabytes sold nine fold, in large measure due to a decrease of 63% in our average selling price per megabyte over the same period. Our management team believes that more applications for flash storage will be created through the continued increase in the number of megabytes a consumer can purchase at a given price point. The dynamics of these price declines driving increased volume resulted in an increase in our product revenues from $493 million in 2002 to $1.6 billion in 2004.
      We create new markets for flash memory. Together with Matsushita Electric Industries., Ltd., or Matsushita, which owns the Panasonic brand, and a subsidiary of Toshiba Corporation, or Toshiba, we launched the Secure Digital card, or SDtm card, which is currently the most popular form factor of flash storage cards. We followed that effort by working with mobile network operators such as NTT DoCoMo and handset manufacturers such as NEC and Panasonic to develop the miniSDtm card and TransFlashtm, even smaller form factor memory cards. Our market driving efforts now include the U3tm initiative, in which software developers will be enabled to transform USB drives from a simple mass storage device to a platform for on-the-go computing. While we continue to serve mass markets, we are broadening our product offering to include system solutions that add value for end-users in specific fields such as education. We are working with device manufacturers, infrastructure and copyright owners and software developers in developing these emerging markets, which we believe will be the future of flash storage products.
      We develop and own leading-edge technology and patents for flash memory and data storage cards. Our research and development spending was $125 million in 2004. Our team has a deep understanding of flash memory. We own or control patents, know-how and other intellectual property covering the design, manufacturing and operation of flash memory and flash memory cards. One of the key technologies that we have patented and successfully commercialized to date is multi-level cell technology, or MLC, which allows a flash memory cell to be programmed to store two or more bits of data in approximately the same area of silicon that is typically required to store one bit of data. This technology is a very important factor in our ability to reduce the cost of our flash memory. Our patent portfolio consists of over 279 issued patents and has been licensed by four of the five largest semiconductor companies. Our license and royalty revenues over the last three years cumulatively were over $320 million.
      We have partnerships with key participants in the markets for feature phones, such as camera phones and MP3 phones, as well as other digital consumer devices. We are founders or co-founders of most major form factors of flash storage cards in the market today. We co-own the Memory Stick PROtm format with Sony Corporation, or Sony, worked with Canon, Inc., or Canon, to co-found CompactFlash®, worked with Matsushita and a subsidiary of Toshiba to co-found the SD card, and with Nokia Corporation, or Nokia, and Siemens A.G., or Siemens, to co-found MultiMediaCardtm, or MMC. We co-developed miniSD with NTT DoCoMo, Inc., Toshiba and Matsushita and pioneered TransFlash in collaboration with Motorola, Inc., or Motorola. We plan to continue to work with leading companies in mobile communications and digital consumer devices to find additional ways for flash storage card products to enable proliferation of those technologies.
      We are investing with Toshiba in high volume state-of-the-art flash manufacturing facilities in Japan. Our commitment takes the form of capital investments and loans to the ventures, credit enhancements of the ventures’ leases of semiconductor manufacturing equipment, commitments, on a take-or-pay basis, to purchase 50 percent of the output of the ventures at manufacturing cost and sharing in the cost of SanDisk-Toshiba joint research and development activities related to flash memory. We supplement our sourcing of flash memory from the Toshiba ventures with purchases of memory on favorable terms from Renesas Technology Corporation, or Renesas, Samsung Electronics Corporation, or Samsung, and Toshiba. Additionally, we design in-house and fabricate at third-party foundries the controllers which interface between the flash memory and digital consumer devices. Our team manages a network of contract manufacturers that assemble and test our flash memory and cards according to our specifications. Our finished goods are fulfilled either by direct shipment to OEMs, like Sony Ericsson Mobile Communications Japan, Inc., or Sony Ericsson, or through regional fulfillment centers that ship to our retail customers.
      We sell our product globally to retail and OEM customers. We intend to continue to expand our retail customer base to additional new geographic regions as well as to new outlets such as supermarkets and drug stores. We also seek to strengthen our current retailer relationships and establish exclusive arrangements where practical. In North America, we sell our products principally through retailers, such as Best Buy Company, Inc., Circuit City Stores, Inc. and Costco Wholesale Corporation. In North America and the rest of the world, we manage a network of distributors who cover other retailers. We also are growing our separate network of distributors specifically focused on the cellular phone market. The combined effect of these channels is over 100,000 retail storefronts where consumers may purchase SanDisk products. We have long standing relationships with manufacturers representatives and with industrial distributors like Arrow Electronics, Inc. and Bell Microproducts, Inc. who focus on OEM opportunities. Our direct sales force calls on key OEM accounts whether in the mobile communications field, like Motorola and NEC Corporation, or NEC, or manufacturers of other digital consumer products, like Canon and Nikon, Inc.
      Additional Information. We were incorporated in Delaware in June 1988 under the name SunDisk Corporation and changed our name to SanDisk Corporation in August 1995. We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act (1) may be read and copied at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, DC 20549, (2) are available at the SEC’s internet site (http://www.sec.gov) which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. Our website address is www.sandisk.com. Information on our website is not incorporated by reference nor otherwise included in this report. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, California 94089 and our telephone number is (408) 542-0500. “SanDisk” is a registered trademark of SanDisk Corporation. All other trade names used in this report are trademarks of their respective holders.
Description of Our Business
      Industry Background. The digital computing industry includes traditional computers and consumer electronic, communications and industrial products. We focus our products on digital consumer devices like digital cameras, feature phones, personal digital assistants, or PDAs, personal computers, portable digital audio players and digital video recorders, as well as industrial devices, like communication routers and switches. The storage requirements of these applications include small form factor size, high reliability and storage capacity, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations.
      The flash memory market is primarily comprised of NOR and NAND technologies. NOR is characterized by fast read speeds and generally has a higher cost per megabyte than NAND flash. We are focused on NAND-based products. NAND flash memory is traditionally used for embedded and removable data storage and is characterized by fast write speeds, high capacity and lower manufacturing cost than NOR flash memory.
      Our Primary Markets. We currently focus primarily on four digital consumer markets: digital cameras and other consumer devices, feature phones, USB flash drives and digital audio players.

•	Digital Cameras and Other Consumer Devices. Shipments of digital cameras exceeded shipments of traditional film cameras in 2003 and 2004. The resolution quality of digital cameras has improved requiring flash storage cards with greater capacity. We make and sell flash storage cards that are used as the film for all major brands of digital cameras. Our cards are also used to store video in solid-state digital camcorders, personal data in PDAs, maps in global positioning system, or GPS, receivers and music in digital audio players.

•	Feature Phones. Feature phones are phones that contain one or more multimedia features such as camera functionality, audio/ MP3, games, video or internet access. These features require increasing storage capacity in the phone. We are a leading supplier of miniSD, SD, TransFlash, MMC and reduced sized MMC, or RS- MMCtm, cards for removable storage in many of these feature phones.

•	USB Flash Drives. USB flash drives allow consumers to store computer files on keychain-sized devices and then quickly and easily transfer these files between laptops, desktops and other devices. We believe USB flash drives will be a key factor in the evolution of mobile computing. In 2004, we announced our collaboration with M-Systems Flash Disk Pioneers, Ltd., or M-Systems, on the U3 platform, which is designed to make the USB drive a platform for on-the-go computing.

•	Digital Audio Players. Digital audio players allow consumers to download, store and play music. In 2004, we introduced a digital audio player with embedded flash memory and storage capacity of up to 1 gigabyte or 32 hours of music.
      In July 2004, Semico Research Corporation estimated the size of the flash storage card market, measured in revenues, to be approximately $7.5 billion for 2004 and also estimated that the market would grow to $34.3 billion by 2008. In November 2004, Gartner, Inc. estimated the size of the USB Flash Drive market to be approximately $1.4 billion for 2004 and also estimated that the market would grow to $3.1 billion by 2008. In December 2004, IDC estimated the size of the worldwide portable flash digital audio player market would grow from approximately $2.7 billion for 2004 to $4.3 billion in 2008.

      Our Sales Channels. Our products are available to end-users at over 100,000 retail storefronts around the globe and as data storage cards bundled with host products by our OEM customers. We market our products under the SanDisk brand in the retail channel using a direct sales organization, distributors and manufacturers’ representatives. We also sell products to OEM customers on a private label basis. Our sales efforts are organized as follows:

•	Retail. We ship SanDisk brand name products directly to consumer electronics stores, office superstores, photo retailers, mobile phone stores, mass merchants, catalog and mail order companies, internet and e-commerce retailers, drug stores, supermarkets and convenience stores and selected retail distributors. Sales to retailers often involve complex selling arrangements, see “Item 7-Management’s Discussion and Analysis of Results of Operations and Financial Condition-Overview.”

We support our retail sales channels with both direct and indirect sales representatives. We have four domestic retail sales offices and have organized our sales efforts in the rest of the world around three regional territories: Europe, Middle East and Africa (headquartered in the Netherlands); Japan (headquartered in Yokohama); and non-Japan Asia/ Pacific (headquartered in Hong Kong), which we refer to as Asia Pacific. Information regarding our sales by geography is included in Note 4 to our consolidated financial statements included in Item 8.

We also sell product to smaller retailers through distributors. Our retail distributors include AVS Technologies, Inc., Duttenhofer GMBH & Co., Hama Corporation, Inc., Ingram Micro, Inc., Princeton Technology Corporation and Wynit, Inc., in addition to approximately 50 other distributors.

During 2004, we began building a separate distribution network focused on the cellular phone market. Our distributors provide us access to mobile network operator branded storefronts as well as other retailers with significant mobile communications offerings. We intend to continue to emphasize offering our products throughout the mobile communication retail community as an important driver of our planned growth in that market.

•	OEM. Our OEM customers include digital camera manufacturers, mobile phone manufacturers and the manufacturers of other digital consumer devices, such as GPS receivers. Our products are sold directly to OEMs and through distributors. Our OEM direct sales force is supported in its sales efforts by more than 50 independent manufacturers’ representative firms. These manufacturers’ representative firms sell our products as well as products from other manufacturers.
      As of the end of 2004 and 2003, our backlog was $78.6 and $78.7 million, respectively. The following table describes the distribution of our net product revenues (in millions):

	2004	2003	2002

Retail	$1,236.0	$632.1	$315.4
OEM	$366.8	$350.2	$177.5
      The significance of our North American retail channel to our business has resulted in our revenues being seasonally higher in our fourth quarter holiday season. Our first and third quarters have sometimes been seasonally lower than their preceding quarters.
      Our Customers. In 2004, 2003 and 2002, revenues from our top 10 customers and licensees accounted for approximately 55%, 48% and 45% of our revenues, respectively. In each of those years, no single customer or licensee accounted for greater than 10% of our total revenues. The composition of our major customer base from year to year has changed over time, and we expect this pattern to continue as our markets and strategy evolve. Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.
      Our Products. Our products can be categorized by form factor, performance and technology. Form factor generally correlates with our targeted end-market.

      We make flash storage cards in three different performance grades:

•	Our Standard Products. Our products store information in non-volatile memory cells that do not require power to retain information. Our standard products are designed to tolerate fluctuations in shock, vibration, temperature and humidity. During read and write operations, our products use significantly less power than rotating disk drives. At all other times, our products require virtually no power. Depending upon the end product using our flash storage card products, this can translate into longer battery life. Our products utilize sophisticated error detection and correction algorithms to provide data reliability and endurance. We believe that the read and write data rates of our products meet or exceed the read and write data rates required today by the majority of consumer and industrial/communications applications.

•	SanDisk Ultra® II Products. SanDisk Ultra II products are a line of high-speed CompactFlash, or CF, SD and Memory Stick PRO cards specifically designed for use in high-performance digital cameras and feature phones. This product line is targeted at advanced photographers who require high-speed cards to quickly shoot many high resolution images. Our Ultra II cards feature minimum sustained write speeds of 9 megabytes per second.

•	SanDisk Extremetm Products. SanDisk Extreme products are a comprehensive line of high-performance CF, SD and Memory Stick PRO cards designed to meet performance levels dictated by professional digital photographers, including the ability to withstand a wide range of temperature extremes. Our Extreme III CF and SD cards deliver minimum sustained write and read speeds of 20 megabytes per second. Our Extreme cards are designed to operate in a wide range of temperature from minus 25 to 85 degrees Celsius, making them ideal for harsh shooting conditions. All of our Extreme III products are also bundled with RescuePROtm, a software program to help recover photos/files that are accidentally deleted.
      We make many form factors of removable data storage cards as well as USB flash drives and TransFlash semi-removable cards. In addition, we recently introduced a line of flash digital audio players. The principal form factors of our products are:

•	CompactFlash. Our CF products are characterized by small form factor, ruggedness, and low-power consumption. CF products are well-suited for a range of small form factor consumer applications, including digital still cameras, personal communicators and audio recorders. CF cards are available in capacities ranging from 32 megabytes to 8 gigabytes. Our CF family of products accounted for 22%, 34% and 44% of our product revenues in 2004, 2003 and 2002, respectively.

•	SD Card. The SD card provides content copyright protection features. This form factor is used in digital cameras, mobile phones, gaming devices, GPS receivers, PDAs and digital audio players in the consumer electronics marketplace. We offer SD cards in storage capacities of 32 megabytes to 2 gigabytes. Our SD card family of products accounted for 30%, 34% and 14% of our product revenues in 2004, 2003 and 2002, respectively.

•	miniSD Card. The miniSD card is a smaller version of the SD card which leverages the industry momentum and feature-set of the standard SD card but is designed into a format targeted at small feature phones. An optional full-size SD card adapter allows miniSD to be used in full size SD card applications thereby acting as a bridge to the large range of SD-based consumer and telecommunications devices. Capacities range from 16 to 512 megabytes.

•	Memory Stick PRO/ Memory Stick PRO Duo.tm Co-developed with Sony, the Memory Stick PRO product line is sold in capacities ranging between 128 megabytes to 2 gigabytes, depending on the format, and is used in digital cameras, digital video camcorders, PDAs and televisions. Memory Stick PRO and Memory Stick PRO Duo offer substantially improved performance in higher write speeds and capacity, as compared with the original Memory Sticktm line of products, as well as built-in MagicGatetm copyright protection. All products in our Memory Stick PRO product line meet the minimum standard performance of 15 megabits per second for high-resolution recording of moving images.

•	Cruzer® USB Flash Drives. Our Cruzer USB flash drives are available in capacities ranging from 128 megabytes to 4 gigabytes. Our Cruzers allow users to transfer data files between any device with a USB port. Cruzers offer a high-speed replacement for the floppy disk or other removable media. In addition to our standard Cruzer family, our Cruzer Titanium USB flash drive family is targeted at high-end users. Cruzer Titanium is an extremely rugged USB Flash Drive made from titanium and other metals. The Cruzer Titanium is one of the fastest performing USB Flash Drives on the market and is available in 512 megabyte and 1 gigabyte capacities. In conjunction with M-Systems, we are developing U3 as a new platform for USB drives. Our USB flash drive family of products accounted for 14% of our product revenues in 2004.

•	RS-MMC. Our RS-MMC is designed for use in small Nokia, Samsung or Siemens mobile phones. It is about half the size of a standard MultiMediaCard and has the same simple low power interface. This allows the RS-MMC to be used with an extender in a full-size MMC slot.

•	TransFlash. TransFlash, introduced in 2004, is an ultra-small removable flash memory storage format. TransFlash is designed for new mobile phones that are compact yet fully-featured with storage-intensive multimedia applications such as digital cameras, video capture and playback, digital audio players, video games, personal organizers, multimedia message service, email and voicemail capabilities. TransFlash is similar in size and function to embedded flash memory, but can also be readily removed and upgraded to allow for a range of memory capacities as well as interoperability with other consumer electronics devices.

•	XD-Picture Card.tm In 2003, we began selling the xD-Picture Card format under arrangements with Olympus Optical Co., Ltd. and Fuji Photo Film Co., Ltd., or Fuji. The xD-Picture Card allows for rapid data transfer, is ultra compact for the most portable device and is compatible with all xD cameras. The xD-Picture Card is available in capacities that range from 64 megabytes to 512 megabytes.

      We also utilize branding to differentiate our card products. For example, our line of Shoot & Storetm card products are inexpensive, consumable flash memory cards currently offered in approximately 50-picture (32 megabytes at one mega pixel resolution) and approximately 100-picture (64 megabytes at one mega pixel resolution) sizes. Shoot & Store card products are standard cards available in CF, SD and Memory Stick PRO formats. This line is offered primarily through supermarkets, convenience stores and drug stores.
      We also offer a broad line of memory card readers, which provide a fast, convenient way to transfer data between our memory card products and a personal computer through a USB connection. The SanDisk Photo Album rounds out our accessory line and provides users with a very economical and simple way to view digital photographs and multi-media slide shows on a television.
      Technology. Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance and cost-effective flash memory storage products to address a variety of emerging markets. We have been actively involved in all aspects of this development, including flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. We believe our core technical competencies are in:

•	high-density flash memory process, device, design and reliability;

•	controller design;

•	system-level integration;

•	compact packaging; and

•	low-cost system testing.
      We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of the standards through interoperability and ease-of-use.
      To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we developed new capabilities in flash memory chip design and created intelligent controllers. We also developed an architecture that can leverage advances in process technology designed for scaleable, high-yielding, cost-effective and highly reliable manufacturing processes. We design our products to be compatible with industry-standard interfaces used in standard operating systems for personal computers, feature phones and smart phones, PDAs and other consumer and industrial products.
      Our patented intelligent controller with its advanced defect management system permits our flash storage card products to achieve a high level of reliability and longevity. Each one of our flash cards contains many millions of flash memory cells. For example, our 4 gigabyte cards may contain as many as 35 billion storage cells. A failure in any one of these cells or in a group or block of cells can result in loss of data such as picture files, and this can occur several years into the life of a flash storage card. The controller chip inside our cards is designed to detect such defects and recover data under most standard conditions.
      Our research and development expenses were $125.0 million, $84.2 million and $63.2 million in 2004, 2003 and 2002, respectively.
      Patents and Licenses. We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. See “Item 7-Factors That May Effect Future Results-We may be unable to protect our intellectual property rights, which would harm our business, financial condition and results of operations.”
      In 1988, we developed the concept of emulation of a hard disk drive with flash solid-state memory. The first related patents were filed by our president and chief executive officer Dr. Eli Harari and exclusively licensed to us. As of the end of 2004, we owned or had exclusive rights to approximately 279 United States patents, approximately 165 foreign patents, approximately 297 patent applications pending in the United States, and have foreign counterparts pending on many of the applications in multiple jurisdictions. We intend to seek additional international and United States patents on our technology.
      We currently have patent license agreements with several companies including, among others, Intel Corporation, or Intel, Lexar Media, Inc., or Lexar, Matsushita, Renesas, Samsung, Sharp Electronics KK, or Sharp, Sony and Toshiba. From time-to-time, we have also entered into discussions with other companies regarding potential license agreements for our patents.
      Trade secrets and other confidential information are also important to our business. We protect our trade secrets through confidentiality and invention assignment agreements.
Supply Chain. Our supply chain is an important competitive advantage.

•	Silicon Sourcing. All of our flash memory card products require silicon wafers for the memory components and the controller components. The majority of our memory is supplied from the ventures with Toshiba and our Toshiba foundry relationship. This represents captive supply and we are obligated to take the output from the ventures with Toshiba. See “— Ventures With Toshiba.” To a lesser extent, we source memory on a foundry basis from Renesas and Samsung. We are guaranteed supply of percentages of total output by each of Renesas and Samsung, but are not obligated to use the guaranteed supply until we give them an order for future purchases. Our controller wafers are currently supplied by Tower Semiconductor Ltd., or Tower, and United Microelectronics Corporation, or UMC. We have a foundry agreement with Tower and purchase from UMC on a purchase order basis. See “Item 7-Factors That May Affect Future Results-We depend on third-party foundries for silicon supply and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.”

•	Testing and Assembly. We sort and test our wafers at Toshiba in Yokkaichi, Japan, and United Test Center, Inc., in Taiwan. Our tested wafers are then shipped to our third-party memory assembly subcontractors, including StatsChipPAC Ltd., or StatsChipPAC, in China, and Silicon Precision Industries Co., Ltd., or SPIL, in Taiwan, and Sharp and Mitsui & Co., Ltd., both in Japan. Our packaged memory final test, card assembly and card test is performed at SPIL, United Test Center, ASE Group and DataFab Systems, Inc. in Taiwan, and StatsChipPAC and Flextronics International, Ltd., or Flextronics, in China. We believe our use of subcontractors reduces the cost of our operations and gives us access to increased production capacity. See, “Item 7-Factors That May Affect Future Results-We depend on third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned.”

Ventures With Toshiba
      FlashVision. In May 2000, we invested in the FlashVision venture, which operated in Manassas, Virginia until May 2002. In April 2002, we and Toshiba agreed to consolidate the NAND wafer fabrication manufacturing operations in Fabs 1 and 2 of Toshiba’s Yokkaichi Operations in Japan, through a venture named FlashVision, Ltd., or FlashVision.

•	Semiconductor Manufacturing Equipment. Toshiba owns the wafer fabrication facilities, Yokkaichi Fabs 1 and 2, in which FlashVision’s tools are installed. We have also installed, in Yokkaichi Fabs 1 and 2, tools which we own directly providing us with approximately 10% additional capacity, on approximately the same terms as FlashVision.

•	Capitalization and Related Matters. We own 49.9% of FlashVision and Toshiba owns 50.1% of FlashVision. FlashVision’s funding takes the form of permanent capital (38 billion Japanese yen in total) and loans (funded one-half by each owner) from Toshiba and us. At the end of 2004, our loans to FlashVision were 3.6 billion Japanese yen and we are committed to fund an additional 7.0 billion Japanese yen in 2005. FlashVision’s stated life will terminate in December 2016, but may be terminated by Toshiba or by us by notice given from May 16, 2008 to May 15, 2009. There are other termination events described in the master agreement and the operating agreement, which are exhibits to this report. Those agreements should be read carefully in their entirety for a comprehensive understanding of our rights and obligations.

•	Lease Facility. FlashVision sold and leased back from Mizuho Leasing tools, which had an original book value of 37.9 billion Japanese yen. FlashVision has been making lease payments and the remaining fixed lease payment obligation was 23.1 billion Japanese yen at the end of 2004. Toshiba guaranteed FlashVision’s performance of its obligations under the lease facility and we agreed to reimburse Toshiba for 49.9% of its claims and associated expenses related to its guarantee agreement, unless those claims resulted from Toshiba’s failure to meet its obligations to FlashVision or breach of Toshiba’s covenants with the lessors. We pay Toshiba a credit enhancement fee for providing the direct guarantee of FlashVision’s lease obligations. In May 2006, FlashVision has the option of purchasing the tools from the lessors. FlashVision is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and other customary terms to protect the leased assets. The lease agreement contains customary events of default for a Japanese lease facility.

•	Operations. FlashVision’s current production ramp plan contemplates a technology transition from 90-nanometers to 70-nanometers in 2005. FlashVision sells wafers to Toshiba and to us at manufacturing cost. FlashVision generates cash over time as a result of being paid as part of manufacturing cost for its non-cash depreciation expense. This cash is currently expected to be used to fund expansion of FlashVision’s flash memory manufacturing capacity and to repay loans from Toshiba and us. We and Toshiba are each committed to take 50 percent of FlashVision’s wafer output, with each company specifying the type of wafer in its allocation.

•	Research and Development. We and Toshiba each have teams that are currently working on the 70-nanometer designs. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design of the flash memory. We also pay Toshiba for a portion of its semiconductor company’s common research and development activities. See Note 5 to our consolidated financial statements included as Item 8 and the common R&D participation agreement which is an exhibit to this report. That agreement should be read carefully in its entirety in order to more fully understand the details of our obligations.
      Flash Partners. In September 2004, the Flash Partners, Ltd., or Flash Partners, venture was formed. The key elements of the venture are:

•	Semiconductor Manufacturing Equipment. Toshiba has constructed at its expense a new wafer fabrication facility, Fab 3, at its Yokkaichi Operations. Flash Partners will purchase and pay to install semiconductor manufacturing equipment in Fab 3. Flash Partners has specified a plan for ramping production to 62,500 300-millimeter wafers per month over a period starting in 2005 and ending in 2008. Toshiba and we are currently committed to fund Flash Partners infrastructure up to a total of 15,000 wafers per month in 2005 and 2006, which may be increased to meet market demand.

•	Capitalization and Related Matters. We own 49.9% of Flash Partners and Toshiba owns 50.1% of Flash Partners. Flash Partners’ funding from its parents will be structured as a combination of permanent capital (currently estimated at 40.0 billion Japanese yen in total) and loans (funded one-half by each owner) from us and Toshiba. As of January 2, 2005, we estimate our minimum funding commitment to be approximately 55 billion Japanese yen, of which we believe 25 billion Japanese yen will be satisfied with the portion of Flash Partners’ lease facility that we have guaranteed as described below. Flash Partners has a stated life of 15 years, but may be terminated by us or Toshiba by notice given from April 1, 2011 to March 31, 2012. In addition, we have a termination right that may be exercised by notice between April 1, 2007 and March 31, 2008. There are other termination events described in the master agreement and the operating agreement which are exhibits to this report. Those agreements should be read carefully in their entirety for a comprehensive understanding of our rights and obligations.

•	Sale and Leaseback. Flash Partners intends to sell and leaseback from a consortium of financial institutions approximately one-half of its tools. In December 2004, Flash Partners entered into a master lease agreement with these financial institutions providing for up to 50 billion Japanese yen of original lease obligations. There were no amounts outstanding under the master lease agreement at the end of 2004. We and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under the master lease agreement. Flash Partners will draw individual tranches under the lease agreements during 2005 and each individual draw will have a four-year or five-year term as agreed by Flash Partners and the lessors. Lease payments are due quarterly. At the end of the lease term, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and other customary terms to protect the leased assets. The master lease agreement contains customary events of default for a Japanese lease facility and is an exhibit to this report. That agreement should be read carefully in its entirety for a comprehensive understanding of its terms and the nature of the obligations we guaranteed.

•	Operations. Flash Partners’ current production ramp plan contemplates technology transitions from 90-nanometers, to 70-nanometers and to 55-nanometers. Flash Partners currently plans to deliver its first production wafers in the second half of 2005. Toshiba employees will operate Fab 3, and we have assigned a number of our employees in Japan to work in the wafer production facility. Flash Partners will reimburse Toshiba for its costs of running Fab 3 and for the depreciation cost of the Fab 3 building and improvements. Flash Partners does not receive any commitment from Toshiba as to wafer yield or any protection from operational incidents. We and Toshiba are each committed to take 50 percent of Flash Partners’ wafer output, with each company specifying the type of wafer in its allocation. Flash Partners will sell wafers to us and Toshiba at a price equal to manufacturing cost.

Flash Partners is expected to generate cash over time as a result of being paid as part of its manufacturing cost for its non-cash depreciation expense. This cash is currently expected to be used to fund expansion of Flash Partners’ flash memory manufacturing capacity and ultimately to repay loans from us and Toshiba.

•	Research and Development. We and Toshiba each have teams that are currently working in parallel on the 70-nanometer and 55-nanometer designs. Our research and development cost sharing is similar to that of FlashVision. See Note 5 to our consolidated financial statements included as Item 8 and the common R&D participation agreement which is an exhibit to this report. That agreement should be read carefully in its entirety in order to more fully understand the details of our obligations.
      We refer to our wafer purchases from the Toshiba ventures and foundry arrangement with Toshiba as captive capacity as compared with our market-priced purchases of flash memory from Samsung and Renesas, which we refer to as non-captive capacity.
Competition
      Our industry is very competitive. See “Item 7-Factors That May Affect Future Results-We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer.”
      Our Key Competitive Advantages. We believe our key competitive advantages in NAND flash products include:

•	Our intellectual property ownership, in particular our patent claims and manufacturing know-how over MLC, provides a cost advantage to ourselves and Toshiba;

•	Through the ventures with Toshiba, we benefit from Toshiba’s manufacturing and research and development experience and expertise;

•	We manufacture and sell a broader range of card formats than any of our competitors which gives us an advantage in obtaining retail and OEM distribution; and

•	Our captive NAND flash wafer supply enables us to control our supply chain and provides cost advantages over our competitors who only have contractual relationships with their suppliers.
      Semiconductor Competitors. Our primary semiconductor competitors currently include our historical competitors Renesas, Samsung and Toshiba. New competitors include Hynix Semiconductor, Inc., or Hynix, Infineon Technologies, A.G., or Infineon, Micron Technology, Inc., or Micron, and ST Microelectronics N.V., or ST Micro, who began shipping NAND or NAND-competitive memory in 2004. If any of these competitors increase their memory output, it will likely result in a decline in the prevailing prices for packaged NAND semiconductor components. Additionally, manufacturers of NOR flash memory, such as Intel and Spansion LLC, or Spansion, are attempting to use their flash memory for traditional NAND applications, both embedded and in data storage cards.
      Card and USB Flash Drive Competitors. We compete with manufacturers and resellers of flash memory cards and USB flash drives. These companies purchase (or have captive supply of) flash memory components and assemble memory cards. These companies include, among others, Buffalo, Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji, Hagiwara Sys-Com Co., Ltd., Hama, I/ O Data Device, Inc., Infineon, Kingston Technology Company, Inc., Kodak, Lexar, M-Systems, Matsushita, Micron, Memorex Products, Inc., PNY Technologies, Inc., PQI Corporation, Pretec Electronics Corporation (USA), Renesas, Samsung, Sharp, Simple Technology, Inc., Sony, Toshiba and Viking Components, Inc.

      MP3 Players. Our new digital audio players face competition from products offered by other companies, including Apple Computer, Inc., or Apple, Creative Technologies, Ltd., or Creative, iriver America, Inc., or iriver, Rio Digital Networks North America, Inc., or Rio, and Samsung.
      Other. There are other technologies that compete with our product offerings. There are many companies that are attempting to develop memory cells that use different designs and materials than the semiconductors in the marketplace today. When these technologies can be manufactured in high volume, they could have a significant cost advantage over NAND memory technologies. We also face competition from hard disk drives. Small hard disk drives have a lower cost per megabyte today than does NAND flash, however the minimum density is higher making the hard disk drive expensive in applications that may not require as much memory as the hard disk provides. The hard disk drives in the market today also have significant power requirements and are not as rugged as flash memory. The competitive disadvantages of these other technologies may be reduced or eliminated over time.
Employees
      As of January 2, 2005, we had 876 full-time employees, including 340 in research and development, 131 in sales and marketing, 180 in general and administration and 225 in operations. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that our employee relations are satisfactory.
Executive Officers
      Our executive officers, who are elected by and serve at the discretion of our Board of Directors, are as follows (all ages are as of March 1, 2005):

Name	Age	Position

Eli Harari	59	President, Chief Executive Officer and Director
Sanjay Mehrotra	46	Executive Vice President and Chief Operating Officer
Nelson Chan	43	Executive Vice President and General Manager, Consumer and Handset Business
Judy Bruner	46	Executive Vice President, Administration and Chief Financial Officer
      Eli Harari, the founder of SanDisk, has served as President and Chief Executive Officer and as a director of SanDisk since June 1988. Dr. Harari founded Wafer Scale Integration, a privately held semiconductor company, in 1983 and was its President and Chief Executive Officer from 1983 to 1986, and Chairman and Chief Technical Officer from 1986 to 1988. From 1973 to 1983, Dr. Harari held various management positions with Honeywell Inc., Intel Corporation and Hughes Aircraft Microelectronics. Dr. Harari holds a Ph.D. in Solid State Sciences from Princeton University and has more than 70 patents issued in the field of non-volatile memories and storage systems. Dr. Harari is a board member of Tower.
      Sanjay Mehrotra co-founded SanDisk in 1988 and has served as our Vice President of Engineering, Vice President of Product Development, Director of Memory Design, and Product Engineering. Mr. Mehrotra is currently Executive Vice President and Chief Operating Officer. Mr. Mehrotra has more than 24 years of experience in the non-volatile semiconductor memory industry including engineering and engineering management positions at Intel Corporation, Seeq Technology, Integrated Device Technology and Atmel Corporation. Mr. Mehrotra earned B.S. and M.S. degrees in electrical engineering and computer sciences from the University of California, Berkeley. He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems.
      Nelson Chan brings more than 20 years of high-technology marketing and engineering experience and has served as our Vice President of Marketing, Senior Vice President, Worldwide Sales and Marketing and Senior Vice President and General Manager, Retail Business Unit. Mr. Chan is currently our Executive Vice President and General Manager of our Consumer and Handheld Business. Prior to joining us in 1992,

Mr. Chan held marketing and engineering positions at Chips and Technologies, Inc., Signetics, and Delco Electronics. Mr. Chan was one of the principal organizers of the CompactFlash Association (CFA) and the MultiMediaCard Association (MMCA). He is an officer and board member of the CFA and a board member of the MMCA. He holds a B.S. in Electrical and Computer Engineering from the University of California, Santa Barbara and an M.B.A. from Santa Clara University.
      Judy Bruner has been our Chief Financial Officer and Executive Vice President Administration since June 2004. She served as a member of our board of directors from July 2002 to July 2004. Ms. Bruner has over 25 years of financial management experience, including serving as Senior Vice President and Chief Financial Officer of palmOne, Inc., a provider of handheld computing and communications solutions, from September 1999 until June 2004. Prior to palmOne, Ms. Bruner held financial management positions with 3Com Corporation, Ridge Computers and Hewlett Packard. Ms. Bruner also serves on the board of directors of Ciphergen Biosystems, Inc. Ms. Bruner holds a B.A. in Economics from the University of California, Los Angeles and an M.B.A. from Santa Clara University.

ITEM 2.	PROPERTIES
      Our principal facilities are located in Sunnyvale, California. We lease three adjacent buildings comprising approximately 205,000 square feet. These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations. We occupy this space under lease agreements that expire from November 2005 through July 2006. We believe that our facilities will be adequate to meet our near term needs and that additional space will be available as required. We also lease sales offices in the United States, Japan, Germany, the Netherlands, Hong Kong, Scotland and Sweden, operation support offices in Taichung, Taiwan and Dongguan, Shenzhen and Shanghai, China and design centers in Tefen, Israel, Petah Tikva, Israel and East Kilbride, Scotland.

ITEM 3.	LEGAL PROCEEDINGS
      From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Influence Future Results.”
      On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against us and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an amended complaint, which made the same substantive allegations against us but named more than twenty-five additional defendants. The amended complaint alleges that we, and the other defendants, have infringed patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. The case as to us was stayed pending the outcome of litigation in the District Court of Nevada related to the same Lemelson bar code scanning patents asserted against us. In early 2004, the Nevada Court ruled that the Lemelson bar code patents (as well as other Lemelson patents) were invalid, not infringed and unenforceable. Lemelson has appealed the Nevada court’s ruling to the United States Court of Appeals for the Federal Circuit.
      On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01-4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 5,602,987. The court granted summary judgment of non-infringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. The rulings do not affect the validity of the patent. On June 2, 2004, we filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit.
      On or about June 9, 2003, we received written notice from Infineon Technologies AG, or Infineon, that it believes we have infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, we filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et.al, Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that we are entitled to the declaration sought by the our complaint; (b) requesting that we be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ‘222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that we infringe U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, we filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents.
      On July 3, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The suit, captioned Philippe de Vries, Julia Frances Dunbar De Vries Trust, et al., v. Tower Semiconductor Ltd., et al., Civil Case No. 03 CV 4999, was filed against Tower and a number of its shareholders and directors, including us and Dr. Harari, who is a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated there under. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. On August 19, 2004, the court granted our and the other defendants’ motion to dismiss the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit.
      On February 20, 2004, we and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al., Civil Case No. GCG-04-428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount.
      On October 15, 2004, we filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04-04379JF. The complaint alleges that STMicro’s products infringe one of our U.S. patents and seeks damages and an injunction. The complaint further seeks a declaratory judgment that we do not infringe several of STMicro’s U.S. patents. By order dated January 4, 2005, the court stayed our claim that STMicro infringes the our patent pending an outcome in the ITC action (discussed below). On January 20, 2005, the court issued an order granting STMicro’s motion to dismiss the declaratory judgment causes of action. We intend to appeal this decision.
      On February 4, 2005, STMicro filed two complaints for patent infringement against us in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4-05CV44 and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4-05CV45, respectively. The complaints seek damages and injunctions against unspecified SanDisk products.

      On October 15, 2004, we filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission, naming STMicroelectronics N.V. and STMicroelectronics, Inc. as respondents. In the complaint, we allege that STMicro’s NAND flash memory infringe U.S. Patent No. 5,172,338 (the ‘338 patent), and seek an order excluding their products from importation into the United States. In the complaint, we allege that STMicro’s NAND flash memory infringes the ‘338 patent and seeks an order excluding their products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. Section 1337 against STMicro in response to our complaint.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market For Our Common Stock and Related Stockholder Matters
      Our common stock is traded on the NASDAQ National Market under the symbol “SNDK”. The information set forth below gives retroactive effect to a 2-for-1 stock split, in the form of a 100% stock dividend, effected on February 18, 2004. The following table summarizes the high and low bid quotations for our common stock as reported by the NASDAQ Stock Market.

	High	Low

2003
First quarter	$12.20	$7.39
Second quarter	$20.73	$8.21
Third quarter	$34.08	$19.00
Fourth quarter	$43.15	$26.60
2004
First quarter	$36.35	$23.49
Second quarter	$33.25	$19.79
Third quarter	$28.70	$19.28
Fourth quarter	$31.96	$19.66
      As of March 1, 2005, we had approximately 372 stockholders of record. We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.
Unregistered Sales of Equity Securities
      On December 2, 2004, we issued approximately 212,000 shares of our common stock in connection with the acquisition of a private company. These shares were issued to the former stockholders of the private company in a transaction not involving a public offering which was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) of that act.
Equity Compensation Plans
      Information regarding our equity compensation plans is set forth in Note 3 to our consolidated financial statements in Item 8. On January 3, 2005, options to purchase an additional 4,361,178 shares of our common stock, at an exercise price of $24.18, were broadly issued to our employees and are not reflected in Note 3 to our consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA
SANDISK CORPORATION SELECTED FINANCIAL DATA

	Years Ended

	January 2,	December 28,	December 29,	December 30,	December 31,
	2005(1)	2003(2)	2002(3)	2001(4)	2000(5)

	(In thousands, except per share data)
Revenues
Product	$1,602,836	$982,341	$492,900	$316,867	$526,359
License and royalty	174,219	97,460	48,373	49,434	75,453

Total revenues	1,777,055	1,079,801	541,273	366,301	601,812
Cost of revenues	1,091,350	641,189	352,452	392,293	357,017

Gross profit (loss)	685,705	438,612	188,821	(25,992)	244,795
Operating income (loss)	418,591	257,038	58,151	(152,990)	124,666
Net income (loss)	$266,616	$168,859	$36,240	$(297,944)	$298,672
Net income (loss) per share(6)
Basic	$1.63	$1.17	$0.26	$(2.19)	$2.24
Diluted	$1.44	$1.02	$0.25	$(2.19)	$2.06
Shares used in per share calculations (6)
Basic	164,065	144,781	137,610	136,296	133,722
Diluted	188,837	171,616	142,460	136,296	145,302

	At

	January 2,	December 28,	December 29,	December 30,	December 31,
	2005	2003	2002	2001	2000

Working capital	$1,526,675	$1,378,070	$584,450	$419,289	$525,950
Total assets	2,320,180	2,040,156	980,725	934,261	1,107,907
Long-term convertible subordinated notes	—	150,000	150,000	125,000	—
Total stockholders’ equity	1,940,150	1,515,872	634,867	675,379	863,058

(1)	Includes other-than-temporary impairment charges of ($11.8) million, or ($7.4) million net of tax related to our investment in Tower, an adjustment to the fair value of our Tower warrant of ($0.2) million, or ($0.1) million net of tax and a gain from a settlement of $6.2 million, or $3.9 million net of tax, from a third-party brokerage firm related to the 2003 unauthorized disposition of our investment in UMC.

(2)	Includes a loss of approximately ($18.3) million, or ($12.8) million net of tax, as a result of the unauthorized sale of approximately 127.8 million shares of UMC stock, a gain of approximately $7.0 million, or $4.9 million net of tax, related to the sale of 35 million shares of our UMC investment, write-downs related to the recoverability of our Tower wafer credits of ($3.9) million, or ($2.7) million net of tax, and an adjustment to the fair value of our Tower warrant of ($0.6) million, or ($0.5) million net of tax.

(3)	Includes other-than-temporary impairment charges of ($14.4) million on our Tower shares, or ($8.7) million net of tax, write-downs related to the recoverability of our Tower wafer credits of ($2.8) million, or ($1.8) million net of tax, and an adjustment to the fair value of our Tower warrant of ($0.7) million, or ($0.5) million net of tax.

(4)	Includes other-than-temporary impairment charges of ($302.3) million on our UMC shares and Tower shares, or ($188.1) million net of tax, and restructuring charges of ($8.5) million or ($6.7) million net of tax.

(5)	Includes gain on investment of UMC of $344.2 million, or $203.9 million net of tax.

(6)	Net income (loss) per share and the share numbers each gives retroactive effect to a 2-for-1 stock split, in the form of a 100% stock dividend, effected on February 18, 2004.

SANDISK CORPORATION
SUPPLEMENTARY QUARTERLY DATA

	Quarters Ended

	March 28,	June 27,	September 26,	January 2,
	2004	2004	2004	2005

	(Unaudited. In thousands, except per share data)
2004
Revenues
Product	$338,779	$391,327	$365,033	$507,697
License and royalty	48,151	41,961	42,921	41,186

Total revenues	386,930	433,288	407,954	548,883
Gross profit	155,918	178,653	147,381	203,753
Operating income	98,559	110,331	83,683	126,018
Net income(1)	63,568	70,611	54,102	78,335
Net income per share(3)
Basic(2)	$0.39	$0.44	$0.33	$0.46
Diluted(2)	$0.34	$0.38	$0.29	$0.42

	Quarters Ended

	March 30,	June 29,	September 28,	December 28,
	2003	2003	2003	2003

	(Unaudited. In thousands, except per share data)
2003
Revenues
Product	$155,448	$214,044	$259,446	$353,403
License and royalty	19,032	20,582	21,954	35,892

Total revenues	174,480	234,626	281,400	389,295
Gross profit	71,591	88,772	113,635	164,614
Operating income	34,686	46,659	66,803	108,890
Net income(1)	24,925	41,326	14,770	87,838
Net income per share(3)
Basic(2)	$0.18	$0.30	$0.11	$0.55
Diluted(2)	$0.17	$0.26	$0.09	$0.47

(1)	In the fourth quarter of 2004, we recognized a loss of ($11.8) million on the other-than-temporary decline in the fair value of our investment in Tower and a gain from a settlement of $6.2 million, or $3.9 million net of tax, from a third-party brokerage firm related to the 2003 unauthorized disposition of our investment in UMC. In the third quarter of 2003, we suffered a loss of approximately ($18.3) million as a result of the unauthorized disposition of approximately 127.8 million shares of UMC stock owned by us. Also, during the third quarter of 2003, we sold 35 million shares of our UMC investment for a realized gain of approximately $7.0 million.

(2)	Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option strike prices.

(3)	Net income per share gives retroactive effect to a 2-for-1 stock split, in the form of a 100% stock dividend, effected on February 18, 2004.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

	Years Ended

	January 2,	% of	December 28,	% of	December 29,	% of
	2005	Revenue	2003	Revenue	2002	Revenue

			(Dollars, in thousands)
Product revenues	$1,602,836	90.2%	$982,341	91.0%	$492,900	91.1%
License and royalty revenues	174,219	9.8%	97,460	9.0%	48,373	8.9%

Total revenues	1,777,055	100.0%	1,079,801	100.0%	541,273	100.0%
Cost of product revenues	1,091,350	61.4%	641,189	59.4%	352,452	65.1%

Gross profit	685,705	38.6%	438,612	40.6%	188,821	34.9%
Operating expenses
Research and development	124,994	7.0%	84,200	7.8%	63,177	11.7%
Sales and marketing	91,296	5.1%	66,317	6.1%	40,407	7.5%
General and administrative	50,824	2.9%	31,057	2.9%	27,086	5.0%

Total operating expenses	267,114	15.0%	181,574	16.8%	130,670	24.1%

Operating income	418,591	23.6%	257,038	23.8%	58,151	10.7%
Non-operating income (loss), net	4,609	0.3%	(15,157)	(1.4)%	(18,172)	(3.4)%

Income before taxes	423,200	23.8%	241,881	22.4%	39,979	7.4%
Provision for income taxes	156,584	8.8%	73,022	6.8%	3,739	0.7%

Net income	$266,616	15.0%	$168,859	15.6%	$36,240	6.7%

      General. Our flash data storage cards are marketed and sold primarily in the consumer electronics market. We expect that as we reduce the price of our flash cards, consumers will demand an increasing number of megabytes of memory. In order to profitably capitalize on price elasticity in the market for flash data storage cards, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer.
      Our operating results are affected by a number of factors including, among others, the unit volume of product sales, the flash memory density of the products sold, competitive pricing pressures, availability of foundry capacity from both captive and non-captive sources, the timing and volume of sell-through by our distributors and retail customers to their customers, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing capacity utilization, the timing of significant orders, our ability to accurately forecast demand and obtain sufficient supply, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses, and exchange rate fluctuations. See “Factors That May Affect Future Results.”
      We operate in one business segment, flash memory products. Our chief decision-maker, our President and Chief Executive Officer, evaluates our performance based on company-wide, consolidated results. Revenue is evaluated based on geographic region and by product category. Separate financial information is not available by product category with respect to asset allocation, expense allocation or profitability.
      Memory Sourcing. NAND memory is the largest component of the cost of our products. We preferentially source NAND memory from ventures with Toshiba and our Toshiba foundry arrangement. We also purchase flash memory products from non-captive sources, to supplement our captive supply, allowing us to flexibly capture more market share. This non-captive supply enabled us to generate additional sales and profits even though the gross margin on our non-captive supply is significantly lower than the gross margin on our captive supply. However, our captive supply requires us to invest in capital assets, research and development and start-up and other production costs. We expect to continue sourcing non-captive flash memory.
      Licensing and Royalties. The timing and amount of royalty revenues and the recognition of license fees can vary substantially from quarter to quarter depending on the terms of our license agreements and the timing and volume of sales of products by our licensees. Gross margins and operating income fluctuate more with changes in license and royalty revenues than with changes in product revenues since license and royalty revenues have no variable costs of sale.
      Retail Sales. Our arrangements with retailers often involve complex terms. These terms include providing the retailer with a right to return unsold product, market development funds, cooperative advertising funds, price protection, promotions, and volume incentive rebates. In some cases, we consign inventory to our customers. These consignment activities reduce our working capital and involve administrative costs to track and account for our inventory. We defer recognition of revenue on sales to retailers and distributors until they sell the product they have purchased from us to their customers. We also have agreements with some of our customers in which we agree to protect their inventory balances against changes in our suggested retail price. Our retail business is seasonal, with the fourth quarter being the strongest due to holiday sales in North America.
      Memory Market Dynamics. Semiconductor memory markets have generally been characterized by cycles of undersupply leading to the building of additional capacity, which in turn has led to oversupply which reduces prevailing prices per megabyte in the market. In an oversupply environment, the value of our inventory decreases resulting in charges against earnings. In 2001 for example, we recorded approximately $85.0 million of charges related to inventory revaluation. We may be forced to reduce the carrying value of our inventory if market demand for our products deteriorates and our inventory levels exceed customer orders. In addition, we may record additional lower of cost or market price adjustments to our inventories if pricing pressure results in a net realizable value that is lower than our cost.
      Our business is characterized by constant focus on cost reduction. NAND flash memory cost reduction is achieved by transitioning to new generations of technology, larger wafer sizes or improving yields. Manufacturing yields are lower at the start of manufacturing each successive product generation. During the start-up phase, the fabrication equipment and operating expenses are applied to a relatively small output of production wafers, making this output very expensive. In the next two to three years, we expect to make substantial new investments in additional fabrication capacity in the ventures with Toshiba.
Critical Accounting Policies & Estimates
      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.
      Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. At January 2, 2005 and December 28, 2003, deferred income, from sales to distributors and retailers was $82.0 million and $90.1 million, respectively. Estimated sales returns are provided for as a reduction to product revenue and were not material for any period presented in our consolidated financial statements.
      Revenue from patent licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of product shipments of licensed products. We generally recognize royalty revenue when it is reported to us by our licensees, which is generally one quarter in arrears from our licensees’ sales. We recognize license fee revenue on a straight-line basis over the life of the license.
      We have cross-license arrangements that include a guarantee of access to flash memory supply. We recognize license fees received on a straight-line basis over the life of the license, which corresponds to the term of the supply guarantees. We recognize no income associated with the license we receive back from the licensee because we have no vendor specific evidence as to the fair value of those rights. When we purchase product under our guaranteed capacity from our licensee, we recognize the gross profits from the sale of such goods in the ordinary manner and do not increase our license and royalty revenue because we have no vendor specific evidence of the fair value of the supply guarantee. At January 2, 2005 and December 28, 2003, deferred revenue from patent license agreements was $28.1 million and $34.5 million, respectively. The cost of revenues associated with patent license and royalty revenues was insignificant for each of the three years in the period ended January 2, 2005.
      We record estimated reductions to revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. Additionally, we have incentive programs that require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense in compliance with the consensus reached by the Emerging Issues Task Force, or EITF, of the Financial Standards Accounting Board, or FASB, on issue 01-09.
      Inventories and Inventory Valuation. Inventories are stated at the lower of cost (approximating first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. Our inventory impairment charges permanently establish a new cost basis and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. Rather these amounts reverse into income only if, as and when the inventory is sold.
      Allowance for Doubtful Accounts. We estimate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings or substantial down-grading of credit ratings), we provide a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we provide allowances for bad debts based on the length of time the receivables are past due based on our historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the collectibility of an account could be reduced by a material amount.
      Warranty Costs. The majority of our products are warrantied for one to five years. A provision for the estimated future cost to repair or replace non-conforming products is recorded at the time of customer invoice. Our warranty obligation is affected by product failure rates and repair or replacement costs incurred in supporting a product failure. Should actual product failure rates, or repair or replacement costs differ from our estimates, increases or decreases to our warranty liability would be required.
      Accounting for Investments. If we hold equity interests representing less than 20% of the outstanding voting interests of an entity we invested in, we use the cost method of accounting. If we hold at least 20% but less than a majority of the outstanding voting interests of an entity we invested in, we use the equity method of accounting. With respect to all equity investments, we review the degree of control that our investment and other arrangements give us over the entity we have invested in and our business to confirm that these conclusions are correct.
      Additionally, we evaluate whether entities that we have invested in are variable interest entities within the meaning of the Financial Accounting Standards Board Interpretation No. 46, Accounting for Variable Interest Entities. If those entities are variable interest entities, then we determine whether we are the primary beneficiary of that entity by reference to our contractual and business arrangements with respect to residual gains and residual losses on liquidation of that entity.
      Share Based Compensation. As discussed below, we historically accounted for employee stock based compensation using the intrinsic value method, and accordingly no expense has been recognized in our consolidated income statements for options granted to employees or directors under our stock option plans. We have also accounted for our employee purchase plan using the intrinsic value method and accordingly, we have not recognized any expense for the discount provided on the fair market value of the stock sold under our employee stock purchase plan.
      Valuation of Financial Instruments. Our short-term investments include investments in marketable equity and debt securities. Our investments in these securities are carried at market value, with any increases or decreases above cost, or amortized cost in the case of debt securities, being recorded as a component of other comprehensive income. We evaluate market conditions, offering prices, trends of earnings, price multiples and other key measures to determine whether declines in market value below cost, or amortized cost in the case of debt securities, is other-than-temporary. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.
      We have the financial capability and the intent to hold our loans to the ventures with Toshiba until maturity and accordingly those loans are carried at cost and their value in our financial statements is not adjusted to market value.
      Deferred Tax Assets. We provide a valuation allowance against deferred tax assets if it is more likely than not that such an amount will not be realized. At January 2, 2005, we carried a valuation allowance on our deferred tax assets of approximately $12.3 million based primarily on our more likely than not basis, the inability to take tax benefit for unrealized capital losses on our investments in foundries. At December 28, 2003, based on the weight of all available evidence, we carried no valuation allowance on our net deferred tax assets. At January 2, 2005, our valuation allowance associated with unrealized losses on our Tower investment was reflected in accumulated other comprehensive income.
      Foreign Currency. We determine the functional currency for our parent company and each of our subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from selling products and other activities other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported as a non-operating item in each period. Balance sheet items denominated in a currency other than the applicable functional currency are translated using the exchange rate in effect on the balance sheet date and are included as a separate component of other comprehensive income. As permitted under Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, we do not mark to market our contingent foreign currency exposure on our take-or-pay and lease guarantee obligations related to the ventures with Toshiba. Although we do not currently hedge our foreign currency exposure, we evaluate our foreign currency exposures and may enter into hedges or other risk mitigating arrangements in the future.
Results of Operations

Comparison of 2004 and 2003
      Product Revenues. Our 2004 product revenues were $1.6 billion, an increase of 63% over $982.3 million in 2003. The increase in our product revenues was comprised of a 167% increase in the number of megabytes sold and a 38% reduction in our average selling price per megabyte. The markets that we sell to have been price elastic. As the price per megabyte came down, the average memory density of our products sold increased significantly and our unit sales also increased by 53%. The growth in our unit sales is also attributable to growth in the markets for digital still cameras, USB flash drives, feature phones and, most recently, flash-based digital audio players. In addition, our fiscal 2004 consisted of 53 weeks as compared to 52 weeks in the prior year. We expect our average selling price per megabyte to continue to decline, with growth in our megabytes sold to more than offset the price decline, resulting in continued revenue growth.
      License and Royalty Revenues. Our 2004 license and royalty revenues were $174.2 million, an increase of 79% from $97.5 million in 2003. The increase in license and royalty income was primarily due to increased royalty bearing sales by our licensees.
      Gross Margins. Our product gross margin in 2004 was 31.9% down 2.8% from 34.7% in 2003. The largest driver of the decline in product gross margins was an increased reliance on non-captive memory sources. We earn significantly lower gross margins on non-captive memory than on captive memory supply, and non-captive memory accounted for approximately 35% and 24% of our memory sourcing in 2004 and 2003, respectively. Our captive gross margin improved by approximately two percentage points as our cost reductions were greater than the decline in average selling price per megabyte. This partially offset the impact of our higher non-captive mix. We expect our 2005 gross margins will include incremental costs associated with FlashVision’s 70-nanometer transition and the start-up of Flash Partners’ 300-millimeter production line.
      Research and Development. Our research and development expenses for 2004 and 2003 were $125.0 million or 7.0% of revenues and $84.2 million or 7.8% of revenues, respectively. Our research and development expense growth of 48.5% was primarily due to increased payroll and payroll-related expenses associated with higher headcount in support of our broadening product portfolio, higher vendor engineering costs and costs associated with the initial design and development of manufacturing process technology related to Flash Partners’ 300-millimeter production line. We grew our research and development headcount to 340 at the end of 2004 from 272 at the end of 2003. We expect that 2005 research and development expenses may increase as a percentage of revenues as Flash Partners’ start-up costs will continue to be reflected as research and development expenses until the 300-millimeter NAND production line achieves technological feasibility.
      Sales and Marketing. Our 2004 sales and marketing expenses were $91.3 million or 5.1% of revenues compared with $66.3 million or 6.1% of revenues in 2003. Our sales and marketing expense growth of 37.7% was primarily related to increased tradeshow, advertising and branding, and payroll and payroll-related expenses, all in support of our higher revenue base. In 2004, advertising and branding activities included television advertising in the United States, increased North American and Asia Pacific print media spending and advertising and merchandising for such product lines as USB drives, wireless mobile and Shoot & Store.
      General and Administrative. Our 2004 general and administrative expenses were $50.8 million or 2.9% of revenues compared with $31.1 million or 2.9% of revenues in 2003. Our general and administrative expense growth of 63.6% primarily relates to increased legal expenses related in part to higher litigation expenses to defend our intellectual property, increased staffing and consulting expenses to support our expanded business and compliance with the Sarbanes-Oxley Act, as well as provisions for doubtful accounts due to the growth in accounts receivable balances. We expect that our expenditures on intellectual property litigation will increase in 2005 over 2004.
      Non-Operating Income (Loss), net. Net non-operating income items were $4.6 million. Non-operating income was comprised of net interest income of $14.4 million, a settlement of $6.2 million from a third-party brokerage firm related to the unauthorized disposition of our investment in UMC, an other-than-temporary reduction in the value of our investment in Tower of ($11.8) million and other items of ($4.2) million. Our non-operating items for 2003 netted to ($15.2) million.

      Provision for Income Taxes. Our 2004 effective tax rate was approximately 37% compared to an effective tax rate in 2003 of 30%. Our 2004 effective tax rate differs from the statutory rate primarily due to state tax expense, net of federal benefit. Our future tax rate may be impacted by state taxes, our ability to realize tax benefits from capital losses and the geographic mix of our earnings.
      Other Comprehensive Income. Foreign currency translation adjustments in 2004 were $5.6 million. Unrealized loss on investments was $38.2 million. We expect that over time our international operations will expand resulting in increased foreign currency exposure. Changes in prevailing interest rates in the United States would affect the fair market value of our short-term investment portfolio, which generated the majority of our unrealized gains at the end of 2004. Other comprehensive income adjustments totaled $90.2 million in 2003.
      Cash Flows. Operating activities generated $227.7 million of cash during the year ended January 2, 2005. Significant contributors to the generation of cash from operations were net income of $266.6 million, non-cash adjustments to income for depreciation and amortization of $38.9 million, allowances for doubtful accounts of $4.6 million, amortization/accretion related to original premium/discount on short-term investments of $3.2 million and amortization of bond issuance costs of $2.6 million; decreases in deposits and other assets of $13.3 million, increases in accrued payroll and related expenses of $13.5 million and both current and non-current other accrued liabilities of $15.2 million. These were partially offset by increases in the inventory balance of $79.5 million, accounts receivable of $14.9 million and decreases in deferred income on shipments to distributors and retailers and deferred revenue of $15.4 million, and decreases in accounts payable, income taxes payable and other current liabilities to related parties of $6.2 million. Operating activities generated $272.5 million during the year ended December 28, 2003. We used $523.0 million for investing activities. We increased our short-term investment balance by $337.0 million, loaned $33.6 million to FlashVision, invested $23.1 million in Flash Partners, purchased $63.4 million of 200-millimeter semiconductor wafer manufacturing equipment to be used at Toshiba’s Yokkaichi Operations and purchased $62.4 million of test equipment and other capital items. We used $335.7 million for investing activities during the year ended December 28, 2003. We generated $24.7 million of cash from exercises of stock options and sales under our employee stock purchase plan. We generated $576.9 million from financing activities during the year ended December 28, 2003. As discussed under “Liquidity and Capital Resources,” we expect to grow our investments in Flash Partners and FlashVision in 2005.

Comparison of 2003 and 2002
      Product Revenues. In 2003, our product revenues were $982.3 million, an increase of 99% over $492.9 in 2002. The increase in our product revenues was primarily the result of higher unit volumes and higher average card capacities within the digital still camera market. In addition, we entered the market for USB flash drives which contributed to our 2003 revenue growth. Our megabytes sold increased 237% in 2003 compared to 2002, while our average-selling price per megabyte decreased approximately 41%.
      License and Royalty Revenues. In 2003, our license and royalty revenues were $97.5 million, an increase of 101% from $48.4 million in 2002. The increase in license and royalty revenues between 2003 and 2002 was primarily the result of increased royalty bearing sales by our licensees.
      Gross Margins. Our product gross margin in 2003 was 34.7%, up 6.2% from 28.5% in 2002. The increase in product gross margin was the result of a fairly stable pricing environment particularly in the second half of 2003 resulting from constrained industry supply, combined with lower manufacturing costs resulting from the 160-nanometer to 130-nanometer conversion and economies of scale related to higher unit volumes. These positive contributors to gross margin were partially offset by FlashVision start-up and tool relocation costs. In addition, during fiscal 2003, we sold approximately $16.2 million of inventory that had been fully written off in prior periods, which favorably impacted gross margin by approximately 2 percentage points for fiscal 2003.
      Research and Development. Our 2003 research and development expenses were $84.2 million or 7.8% of revenues compared with $63.2 million or 11.7% of revenues in 2002. Research and development expenses in 2003 compared to 2002 represented a growth of 33.3%. The increase in research and development spending was attributable primarily to development and support of an increasing number of card formats and product lines. Our headcount grew to 272 at the end of 2003 from 198 at the end of 2002.
      Sales and Marketing. Our 2003 sales and marketing expenses were $66.3 million or 6.1% of revenues compared with $40.4 million or 7.5% of revenues in 2002. Our headcount grew to 127 at the end of 2003 from 108 at the end of 2002. Our expense growth was primarily due to increased headcount as well as increased spending for cooperative and product advertising, merchandising, product launches and promotional activities.
      General and Administrative. Our 2003 general and administrative expenses were $31.1 million or 2.9% compared with $27.1 million or 5.0% of revenues in 2002. The 14.7% increase in general and administrative expenses was primarily due to increased headcount resulting in higher total salaries and payroll related expenses offset by lower legal and intellectual property litigation expenses during the year. Our headcount grew to 152 at the end of 2003 from 130 at the end of 2002.
      Non-operating Loss, net. Our non-operating items for 2003 netted to ($15.2) million. Non-operating income was comprised of net interest income of $2.1 million a loss on the misappropriation of our UMC shares of ($18.3) million, a gain on the authorized sale of shares of UMC of $3.7 million and ($2.7) million of other items. Our non-operating items for 2002 netted to ($18.2) million.
      Provision for Income Taxes. Our effective tax rate in 2003 was 30% compared with 9% in 2002. Our 2003 tax rate differs from the statutory rate primarily due to state tax expense, a reversal of the tax benefit we recognized in 2001 and 2002 related to the unrealized gain on the disposition of our UMC shares, and to the benefit provided by the reversal of $47 million in valuation allowance carried on net deferred tax assets at the end of fiscal 2002 which could be taken principally because our net operating loss carryforwards have been fully realized.
      Other Comprehensive Income (Loss), net. Foreign currency translation adjustments were $8.0 million and unrealized gains on investments were $82.7 million for 2003. Other comprehensive loss adjustments totaled ($82.3) million for 2002.
      Cash Flows. Operating activities generated $272.5 million of cash during the year ended December 28, 2003. Significant contributors to the generation of cash from operations were net income of $168.9 million, non-cash adjustments to income for depreciation and amortization of $23.0 million, loss on unauthorized sales of UMC shares of $18.3 million, amortization/accretion related to original premium/discount on short-term investments of $2.0 million and allowances for doubtful accounts of $1.4 million; decreases in income taxes refund receivable of $1.6 million and prepaid expenses and other assets of $7.7 million, increases in deferred income on shipments to distributors and retailers and deferred revenue of $57.7 million, accounts payable of $51.3 million, other current liabilities to related parties of $29.1 million, income taxes payable of $26.2 million and accrued payroll and related expenses of $16.5 million. These were partially offset by increases in accounts receivable of $104.6 million and the inventory balance of $28.3 million. Operating activities generated $107.0 million during the year ended December 29, 2002. We used $335.7 million for investing activities. We increased our short-term investment balance by $295.1 million, purchased $52.5 million of test equipment and other fixed assets. We received $22.8 million, resulting in a recognized a gain of $7.0 million from the authorized sale of UMC shares and received $20.0 million under the settlement agreement we entered into in connection with the unauthorized sale of UMC shares. We used $105.6 million for investing activities in December 29, 2002. We generated $55.3 million of cash from exercises of stock options and sales under our employee stock purchase plan and we completed an underwritten public offering of approximately 8.3 million shares resulting in net proceeds of $521.6 million. We generated $29.9 million for financing activities in December 29, 2002.

Liquidity and Capital Resources
      Liquid Assets. At January 2, 2005, we had cash, cash equivalents and short-term investments of $1.3 billion. As of that date, the cost basis of our investment in 22.2 million UMC shares was $13.4 million and its market value was $14.2 million. As of January 2, 2005, we held 9.1 million Tower shares whose book value and market value was $20.5 million. As of that date, we also held a warrant to purchase approximately 360,000 Tower shares and we estimated the market value of that warrant to be less than $0.1 million. We have agreed not to dispose of 6.3 million of our 9.0 million Tower shares until 2006.
      Short Term Liquidity. As of January 2, 2005, our working capital balance was $1.5 billion. We do not expect any liquidity constraints in the next twelve months. In 2005, we currently expect to expend approximately $67.9 million on additional loans to FlashVision, approximately $230.0 million on investments in Flash Partners, $45.8 million on 200-millimeter semiconductor wafer manufacturing equipment to be installed at Toshiba’s Yokkaichi Operations and $62 million (of which $3.8 million was committed as of January 2, 2005) on property and equipment, which includes test equipment and other assets to be used in manufacturing.
      Long Term Requirements. Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business in the future. We may also make equity investments in other companies or engage in merger or acquisition transactions.
      Contingent Obligations. We agreed to reimburse Toshiba for 49.9% of losses it sustains under its guarantee of FlashVision’s operating lease with Mizuho bank. As of January 2, 2005, the maximum exposure for both us and Toshiba under that guarantee was 23.1 billion Japanese yen and our maximum exposure was 11.5 billion Japanese yen. See “Item 1. Business-Ventures With Toshiba-FlashVision.” Our reimbursement agreement with Toshiba is an exhibit to this report and it should be read carefully in its entirety for a comprehensive understanding of our obligation.
      Toshiba Ventures. The terms of the FlashVision venture contractually obligate us to expand FlashVision’s capacity. Our total future investment commitment as of January 2, 2005, was estimated to be 7.0 billion Japanese yen to be loaned to FlashVision to fund the acquisition of new equipment and equipment to upgrade FlashVision’s production from 90-nanometers to 70-nanometers, and 5.4 billion Japanese yen for 200-millimeter semiconductor wafer manufacturing equipment to be installed at Toshiba’s Yokkaichi Operations. We currently do not have plans to expand FlashVision’s capacity to include 300-millimeter wafers or lithography sizes smaller than 70-nanometers. The FlashVision master agreement and operating agreement are exhibits to this report and each one of them should be read carefully in its entirety for a comprehensive understanding of our obligations.
      The terms of the FlashVision venture contractually obligate us to purchase half of FlashVision’s NAND wafer production output. This obligation is denominated in Japanese yen and is non-cancellable. We cannot estimate the total amount of this commitment as of January 2, 2005 because our price is determined by reference to the future cost to produce the semiconductor wafers. As part of the FlashVision and Flash Partners agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. As of January 2, 2005, we had accrued liabilities related to those expenses of $5.5 million. Our common research and development obligation is variable but capped at increasing fixed quarterly amounts through 2008 and is not subject to any payment caps thereafter. Our direct research and development contribution is determined based on a variable computation. The common R&D participation agreement and the product development agreement are exhibits to this report and should be read carefully in their entirety for a more complete understanding of these arrangements.
      We guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligation to Mitsui Leasing & Development Co., Ltd. Our maximum exposure under the guarantee is 25 billion Japanese yen. On December 23, 2004, the date of inception of our guarantee, Flash Partners had no outstanding lease obligations and under the Financial Accounting Standards Board’s Interpretation No. 45, Accounting for Guarantees, we concluded that the fair value of a guarantee was zero on that date. Flash Partners had no outstanding lease obligations as of January 2, 2005. However we expect Flash Partners to draw down the entire amount of the lease facility in 2005. See “Item 1. Business-Ventures With Toshiba-Flash Partners.” Flash Partners’ master lease agreement and our guarantee agreement with Mitsui Leasing & Development is an exhibit to this report and each one of them should be read carefully in its entirety for a comprehensive understanding of our obligation.
      The terms of the Flash Partners venture contractually obligate us to expand Flash Partners’ capacity. Although we intend to expand Flash Partners capacity to 62,500 wafer starts per month and beyond, we and Toshiba have committed to expand its capacity to 15,000 wafer starts per month. We currently estimate our funding obligation at the 15,000 wafer starts per month level to be approximately 55 billion Japanese yen of which 25 billion Japanese yen is expected to be financed through Flash Partners’ lease facility with Mitsui Leasing & Development. Flash Partners’ master agreement and operating agreement are exhibits to this report and each one of them should be read carefully in its entirety for a comprehensive understanding of our obligations.
Contractual Obligations and Off Balance Sheet Arrangements
      Our contractual obligations and off balance sheet arrangements at January 2, 2005, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 5 to our consolidated financial statements included in Item 8.
Impact of Currency Exchange Rates
      As of January 2, 2005, we had no hedges in place against our risk of fluctuations in foreign currencies. Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our foreign currency transaction and translation adjustments were not material over the past three years.
      Although most of our transactions in the People’s Republic of China are denominated in United States dollars, we have noted the significant growth in the local economy over the past several years. The Chinese yuan to United States dollar exchange rate is currently fixed by the Chinese government, but instability in the Chinese economy or exchange rates could lead to our subcontractors in the People’s Republic of China demanding altered terms in their arrangements with us.
      For a discussion of foreign operating risks and foreign currency risks, see “Factors That May Affect Future Results.”
Impact of Recently Issued Accounting Standards
      The FASB adopted a revised Statement of Financial Accounting Standards No. 123, or SFAS 123R, Share Based Payments, with an effective date of June 15, 2005. We expect to adopt SFAS 123R in the third quarter of 2005, a transition provision allowed under SFAS 123R, and we currently do not expect to restate prior periods to conform with the new accounting standard. SFAS 123R will require us to recognize an expense based on the fair value of all share-based payments to employees, including grants of options to buy shares of our common stock. We are unable to estimate the effect of adopting SFAS 123R because the actual amount will be determined by reference to inputs to our option pricing model at the time of future share based compensation awards. Adoption of SFAS 123R is expected to increase our operating expenses.
      The FASB adopted Statement of Financial Accounting Standards No. 151, Inventory Costs, an Amendment to ARB No. 43, with an effective date of June 15, 2005. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the applicable production facility. As permitted by SFAS 151, we will adopt SFAS 151 at the beginning of 2005 and do not expect that its adoption will have a material adverse effect on our reported results of operations.
      The EITF of the FASB delayed the effectiveness of a portion of the EITF consensus on Issue 03-01, The Meaning of Other Than Temporary Impairment. The delayed portions of the consensus on EITF 03-01 would require recognition of an other than temporary impairment of a debt instrument based on interest rate changes, sector credit ratings and company specific changes that do not result in the conclusion that non-collection of principal or interest is probable. Had EITF 03-01 been effective for 2004, we do not believe it would have had a material adverse effect on our financial condition or results of operations.
Factors That May Affect Future Results
      Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others, the following:

•	the factors listed elsewhere under “Factors That May Affect Future Results”;

•	unpredictable or changing demand for our products;

•	decline in the average selling prices, net of promotions, for our products due to excess supply, competitive pricing pressures and strategic price reductions initiated by us or our competitors;

•	our license and royalty revenues may decline in the future as our existing license agreements expire or our licensees reach their royalty payment caps;

•	timing of sell through by our distributors and retail customers;

•	continued development of new markets and products for NAND flash memory;

•	timing and volume of wafer production from our Flash Partners venture and costs associated with the Flash Partners’ facility;

•	increased purchases of flash memory products from our non-captive sources that may affect our gross margins;

•	difficulty in forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash memory, controllers, printed circuit boards and discrete components;

•	write-downs of our investments in fabrication capacity, other fixed assets, equity investments and prepaid wafer credits;

•	expensing of share based compensation;

•	adverse changes in product and customer mix;

•	terrorist attacks, governmental responses to those attacks and natural disasters; and

•	changes in general economic conditions.
      Sales to a small number of customers represent a significant portion of our revenues and if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Sales to our top 10 customers and licensees accounted for more than 55%, 48% and 45% of our total revenues during 2004, 2003 and 2002, respectively. If we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Our sales are generally made by standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year to year as the market demand for our customers’ products changes. Additionally, our license and royalty revenues may decline in the future as our existing license agreements expire, caps are reached or rates change.
      Our business depends significantly upon sales of products in the highly competitive consumer market, a significant portion of which are made to retailers and through distributors, and if our distributors and retailers are not successful in this market, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations. A significant portion of our sales are made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to distributor customers, in the case of sales to distributors. If our distributors and retailers are not successful in this market, there could be substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell-through data varies throughout the retail channel, which makes it difficult for us to determine actual retail product revenues until after the end of each of our fiscal quarters. Our arrangements with our customers also provide them price protections against declines in our recommended selling prices, which has the effect of reducing our deferred revenue. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and therefore must rely on them to effectively sell our products over those of our competitors.
      Our average selling prices, net of promotions, may decline due to excess supply, competitive pricing pressures and strategic price reductions initiated by us or our competitors. The market for NAND flash products is competitive and characterized by rapid price declines. Price declines may be influenced by, among other factors, supply in excess of demand from existing or new competitors, technology transitions, new technologies or strategic actions by competitors to gain market share. If our cost reductions fail to keep pace with the rate of price declines, our gross margin and operating results will be negatively impacted.
      Our revenue depends, in part, on the success of products sold by our OEM customers. A portion of our sales are to a number of OEMs who bundle our flash memory products with their products, such as cameras or handsets. Our sales to these customers are dependent upon a particular OEM’s ability to create, introduce, market and sell their products successfully in their respective markets. Should our OEM customers be unsuccessful in selling their products, which include our product, or should they decide to discontinue bundling our products, our results of operation and financial condition could be harmed.
      The continued growth of our business depends on the development of new markets and products for NAND flash memory. Over the last several years, we have derived the vast majority of our revenue from the digital camera market. As this market begins to experience slower growth rates, our growth will be increasingly dependent on the development of new markets and new products for NAND flash memory. Specifically, one of the new markets that we are focused on is the handset market in which feature phones are increasingly being designed to utilize NAND flash memory cards. There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies or our products, to enable us to continue our growth.
      We continually seek to develop new products and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products. We continually seek to develop new products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. We cannot assure you that our new products will gain market acceptance or that we will be successful in penetrating the new markets that we target, such as the digital audio player market or the consumable flash market with our Shoot and Store products. As we introduce new standards and new products, it will take time for these new standards and products to be adopted, for consumers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. We cannot assure you that any new products or standards we develop will be commercially successful.
      We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large domestic and international companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. In addition, many semiconductor companies have announced plans to bring up substantial new capacity of flash memory. If the combined total new flash memory capacity exceeds the corresponding growth in demand, prices may decline dramatically, adversely impacting our results of operations and financial condition. In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND MLC flash memory technology.
      Our primary semiconductor competitors currently include our historical competitors Renesas, Samsung and Toshiba. New competitors include Hynix, Infineon, Micron and ST Micro, who began shipping NAND or NAND-competitive memory in 2004. If any of these competitors increase their memory output, it will likely result in a decline in the prevailing prices for packaged NAND semiconductor components. Additionally, manufacturers of NOR flash memory, such as Intel and Spansion, are attempting to use their flash memory for traditional NAND applications, both embedded and in data storage cards.
      We compete with flash memory card manufacturers and resellers. These companies purchase (or have captive supply of) flash memory components and assemble memory cards. These companies include, among others, Dane-Elec Manufacturing, Delkin Devices, Fuji, Hagiwara, Hama, I/ O Data, Infineon, Jessops, Kingston, Lexar, M-Systems, Matsushita Battery, Micron, Memorex, Panasonic, PNY, PQI, Pretec, Renesas, Samsung, Sharp, Sony, Toshiba and Viking Components.
      Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future sales revenues and may result in the loss of our key customers. Lexar introduced a line of flash cards bearing the Kodak brand name, which creates significant competition for our flash memory cards. In addition, other companies, such as Matrix Semiconductor, have announced products or technologies that may compete with our Shoot and Store products. Our TransFlash product faces competition from M-Systems and Samsung who have announced similar form factors and from Advanced Micro Devices, Inc., Intel, Samsung and Sharp who have competing embedded solutions. Our new music players face competition from similar products offered by other companies, including Apple, Creative, iriver, Rio and Samsung. If our products cannot compete effectively, our market share and profitability will be adversely impacted.
      Futhermore, many companies are pursuing new or alternative technologies, such as nanotechnologies or microdrives, which may compete with flash memory. These new or alternative technologies may provide smaller size, higher capacity, reduced costs, lower power consumption or other advantages. If we cannot compete effectively, our results of operations and financial condition will suffer.
      We have patent cross-license agreements with several of our leading competitors. Under these agreements, we have enabled competitors to manufacture and sell products that incorporate technology covered by our patents. If we continue to license our patents to our competitors, competition may increase and may harm our business, financial condition and results of operations.

      We believe that our ability to compete successfully depends on a number of factors, including:

•	price, quality, and on-time delivery to our customers;

•	product performance, availability and differentiation;

•	success in developing new applications and new market segments;

•	adequate manufacturing capacity;

•	efficiency of production;

•	timing of new product announcements or introductions by us, our customers and our competitors;

•	the ability of our competitors to incorporate standards or develop formats which we do not offer;

•	the number and nature of our competitors in a given market;

•	successful protection of intellectual property rights; and

•	general market and economic conditions.
      We can not assure you that we will be able to successfully compete in the marketplace.
      The semiconductor industry is subject to significant downturns and our take-or-pay commitments to the ventures with Toshiba may result in losses. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price decline, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated declines in selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future.
      Our obligation to purchase 50% of the output from the ventures with Toshiba would harm our business and results of operations if there was a downturn in the memory markets. The adverse effects include, among other things, significant decreases in our pricing of products, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investments in the ventures with Toshiba. Any future downturns could have a material adverse effect on our business, financial condition and results of operations.
      We depend on third-party foundries for silicon supply and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory card products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by the ventures with Toshiba and by Toshiba pursuant to our foundry agreement, and to a lesser extent by Renesas and Samsung. Currently, our controller wafers are only manufactured by Tower and UMC. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all due to natural disaster, power failure, labor unrest, their refusal to do business with us, their relationships with our competitors or other causes, we may lose potential sales and our business, financial condition and operating results may suffer. In addition, these risks are magnified at Toshiba’s Yokkaichi operations where the ventures are operated and Toshiba’s foundry capacity is located. For example, in 2004, more than one earthquake, as well as an unrelated power outage, resulted in production line stoppage and loss of wafers in Yokkaichi. Also, the Tower fabrication facility, from which we source controller wafers, is located in Israel, an area of political turmoil. Any disruption in supply from our silicon sources could significantly harm our business, financial condition and results of operations.
      Our actual manufacturing yields may be lower than our expectations resulting in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors. Yield problems may not be identified or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We have from time to time experienced adverse yields which have adversely affected our business and results of operations. We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product availability, which could harm our business, financial condition and results of operations. For example, in 2005, we expect to begin transitioning from 90-nanometer technology to 70-nanometer technology at FlashVision. If yields from the 70-nanometer wafers do not improve as expected, our business, financial condition and results of operations will be harmed.
      In transitioning to new processes and products, we face production and market acceptance risks that have caused, and may in the future cause, significant product delays that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. Any material delay in a qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.
      We and Toshiba plan to continue to expand the wafer fabrication capacity of our FlashVision and Flash Partners business ventures in Japan and as we do so, we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results. We and Toshiba plan to make substantial investments in new capital assets to expand the wafer fabrication capacity of our FlashVision and Flash Partners business ventures in Japan. Each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs and pay our share of ongoing operating activities even if we do not achieve the planned output volume or utilize our full share of the expanded output, and these costs will impact our gross margins, results of operations and financial condition
      Neither we nor Toshiba have operated 300-millimeter flash memory wafer manufacturing lines and there is no assurance that Flash Partners’ facility will perform as expected. We believe that our future success will continue to depend on the development and introduction of new generations of flash memory wafers, such as the 300-millimeter wafers to be produced by Flash Partners. These wafers are substantially larger in surface area and therefore more susceptible to new technological and manufacturing issues, such as mechanical and thermal stresses, than the current, mature 200-millimeter wafers that we use in production at Yokkaichi Fabs 1 and 2. Toshiba does not have prior experience in manufacturing 300-millimeter advanced NAND designs, nor in operating a new equipment set that has to be optimized to process 300-millimeter NAND wafers with competitive yields. Moreover, we have no experience in operating a wafer manufacturing line and we rely on Toshiba’s capability to operate and manage the Yokkaichi facilities. This reliance will increase when the Fab 3 facility commences operations. During the early stages of operating the new 300-millimeter wafer processing equipment, we expect the venture to generate a large number of test wafers and perform numerous process test splits that will increase our research and development expenses through most of 2005, prior to benefiting from any actual production output from Fab 3. We cannot assure you that Flash Partners’ facility will perform as expected or be ready for volume production on time. Nor can we assure you that the cost to equip the facility will not be significantly more than planned. Samsung, the world’s largest NAND flash memory manufacturer, already has experience manufacturing 300-millimeter wafers with 90-nanometer feature sizes. Also, Samsung is licensed under our patents to use MLC technology, which further enhances its manufacturing capabilities.

Samsung may be able to produce product at a lower cost than we can and increase their market share, thus adversely affecting our operating results and financial condition.
      We have a contingent indemnification obligation for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement and have environmental and intellectual property indemnification as well as guarantee obligations with respect to Flash Partners. Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of the end of 2004 were 23.1 billion Japanese yen. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs.
      We have guaranteed up to 25 billion Japanese yen of Flash Partners’ obligations to third-party lessors. Flash Partners had not drawn any amounts under the lease facility as of the end of 2004, but intends to draw the entire facility in 2005.
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
      None of the foregoing obligations are reflected as liabilities on our consolidated balance sheets. If we have to perform our obligations under these agreements, our business will be harmed and our financial condition and results of operations will be adversely affected.
      Seasonality in our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. For example, sales have typically increased significantly in the fourth quarter of each year, sometimes followed by declines in the first quarter of the following year. This seasonality increases the complexity of forecasting our business. If our forecasts are inaccurate, we can lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations. This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory and our need to build up inventory levels in advance of our most active selling seasons.
      From time to time, we overestimate our requirements and build excess inventories, and underestimate our requirements and have a shortage of supply, both of which harm our financial results. The majority of our products are sold into consumer markets, which are difficult to accurately forecast. A substantial majority of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products. Our international customers submit these reports on a monthly, not weekly, basis making it more difficult to accurately forecast demand. We have in the past significantly over-forecasted and under-forecasted actual demand for our products. The failure to accurately forecast demand for our products will result in lost sales or excess inventory both of which will have an adverse effect on our business, financial condition and results of operations.
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
      Our ability to respond to changes in market conditions from our forecast is limited by our purchasing arrangements with our silicon sources. These arrangements generally provide that the first three months of our rolling six-month projected supply requirements are fixed and we may make only limited percentage changes in the second three months of the period covered by our supply requirement projections.

      We are sole sourced for a number of our critical components and the absence of a back-up supplier exposes our supply chain to unanticipated disruptions. We rely on our vendors, some of which are a sole source of supply, for many of our critical components. We do not have long-term supply agreements with most of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components.
      We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for our wafer testing, packaged memory final testing, product assembly, product testing and order fulfillment. We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. We do not have exclusive relationships with any of subcontractors and therefore cannot guarantee that they will devote sufficient resources to manufacturing our products. We cannot, and will not, be able to directly control product delivery schedules. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers. In these arrangements we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.
      We are exposed to foreign currency risks. Many of our purchases of NAND flash memory from our Toshiba venture and our investments in those ventures are denominated in Japanese yen. Additionally, we expect over time to increase the percentage of our sales denominated in currencies other than the United States dollar. Management of these foreign exchange exposures and the hedging mechanisms used to mitigate those exposures is complicated and we have limited experience in these activities. If we do not successfully manage our foreign exchange exposures, our business, results of operations and financial condition would be materially adversely affected.
      Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer retail demand, which is the largest channel for our products. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers or adversely affect consumer confidence. This could harm our business and results of operations.
      Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our operations. Our operations, including those of our suppliers and subcontractors, are concentrated in Sunnyvale, California, Yokkaichi, Japan, Taichung, Taiwan and Dongguan, Shenzen and Shanghai China. In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis and typhoons, and some areas have been affected by epidemics, such as SARS. If a natural disaster or epidemic were to occur in one or more or these areas, our disaster recovery processes may not provide adequate business continuity. This could harm our business and results of operations.
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
      We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, and we have agreed to indemnify various suppliers and customers for alleged patent infringement, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We cannot assure you that we would be successful in redesigning our products or that the necessary licenses will be available under reasonable terms, or that our existing licensees will renew their licenses upon expiration, or that we will be successful in signing new licensees in the future.
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
      We are currently and may in the future be involved in litigation, including litigation regarding our intellectual property rights or those of third parties, which would be costly and would divert the efforts of our key personnel. We are involved in a number of lawsuits, including among others, several cases involving our patents and the patents of third parties. We are the plaintiff in some of these actions and the defendant in other of these actions. Some of the actions seek injunctions against the sale of our products and/or substantial monetary damages, which if granted or awarded, could have a material adverse effect on our business, financial condition and results of operations.

      Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. If we receive an adverse judgment in any litigation, we could be required to pay substantial damages and/or cease the manufacture, use and sale of products. Litigation, including intellectual property litigation, can be complex, can extend for a protracted period of time, and can be expensive. Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us. In addition, litigation may divert the efforts and attention of some of our key personnel.
      We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. From time to time we have sued, and may in the future sue, third parties in order to protect our intellectual property rights. Parties that we have sued and that we may sue for patent infringement may counter-sue us for infringing their patents. If we are held to infringe the intellectual property of others, we may need to spend significant resources to develop non-infringing technology or obtain licenses from third parties, but we may not be able to develop such technology or acquire such licenses on terms acceptable to us or at all. We may also be required to pay significant damages and/or discontinue the use of certain manufacturing or design processes. If we are required to pay significant monetary damages, are enjoined from selling any of our products, develop new technology or are required to make substantial royalty payments, our business would be harmed.
      Moreover, from time-to-time we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys’ fees. We may from time to time be engaged in litigation as a result of these indemnification obligations. Third party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may have a material adverse effect on our business, financial condition and results of operations. For additional information concerning legal proceedings, see Item 3 “Legal Proceedings.”
      Because of our international business and operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability, currency fluctuations and other risks related to international operations. Currently, all of our products are produced overseas in Taiwan, Israel, China, South Korea and Japan. We may, therefore, be affected by the political, economic and military conditions in these countries.
      Specifically, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights. This results, among other things, in the prevalence of counterfeit goods in China. The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our intellectual property protection. Our results of operations and financial condition could be harmed by the sale of counterfeit products.
      Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, such as the earthquakes experienced in Taiwan in 1999, in Japan in 2004, 2003 and previous years, and in China in previous years;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	imposition of additional duties, charges and/or fees related to customs entries for our products, which are all manufactured offshore;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	adverse tax rules and regulations;

•	weak protection of our intellectual property rights; and

•	delays in product shipments due to local customs restrictions.
      Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. We provide an allowance for warranty and similar costs in connection with sales of our product, but actual warranty and similar costs may be significantly higher than our recorded estimates resulting in an adverse effect on our results of operations and financial condition.
      Our new products have from time to time been introduced with design and production errors at a rate higher than the error rate in our established products. We must estimate warranty and similar costs for new products without historical information and actual costs may significantly exceed our recorded estimates. Under estimation of our warranty and similar costs would have an adverse effect on our results of operations and financial condition.
      Tower Semiconductor’s Financial Situation is Challenging. Tower supplies a significant portion of our controller wafers from its Fab 2 facility and is currently a sole source of supply for some of our controllers. Tower’s Fab 2 is operational but has not been completed and continued supply of controllers to us on a cost-effective basis may be dependent on this completion. Tower’s completion of the equipment installation, technology transfer and ramp-up of production at Fab 2 is dependent upon Tower (a) having sufficient funds to complete the Fab 2 project; (b) meeting the conditions to receive Israeli government grants and tax benefits approved for Fab 2; and (c) obtaining the approval of the Israeli Investment Center to extend the five-year investment period under its Fab 2 approved enterprise program. In addition, Tower is required to comply with financial ratios and covenants to avoid being in default under its amended bank credit agreements. If Tower is unable to satisfy these requirements, we will be forced to source our controllers from another supplier and our business, financial condition and results of operations may be adversely effected. Specifically, our ability to supply a number of products would be disrupted until we were able to transition manufacturing and qualify a new foundry with respect to controllers that are currently sole sourced at Tower.
      We have recognized cumulative losses of approximately $44.0 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.2 million of losses on our warrant to purchase Tower ordinary shares. Of the approximately 9.0 million Tower ordinary shares we own, we have agreed not to sell approximately 6.3 million shares until on or after January 29, 2006. It is possible that we will record further write-downs of our investment, which was carried on our consolidated balance sheet at $20.4 million as of January 2, 2005, which would adversely affect our results of operations and financial condition.

      Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market price of our stock has fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, including future announcements concerning us, our competitors or principal customers regarding financial results, technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.
      We may make acquisitions that are dilutive to existing stockholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, collaborations, capital investments and the purchase, licensing or sale of assets. If we issue equity securities in connection with an acquisition, the issuance may be dilutive to our existing stockholders. Alternatively, acquisitions made entirely or partially for cash would reduce our cash reserves.
      Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. We may experience delays in the timing and successful integration of acquired technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also result in our entering into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, the amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition or results of operations.
      Our success depends on key personnel, including our executive officers, the loss of whom could disrupt our business. Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, president and chief executive officer. We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time. Our success will also depend on our ability to recruit additional highly skilled personnel. We cannot assure you that we will be successful in hiring or retaining key personnel, or that any of our key personnel will remain employed with us.
      We expect to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our investments in Flash Partners and FlashVision for at least the next twelve months, however, we expect to raise additional funds, including funds to meet our obligations with respect to Flash Partners and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time-to-time, we may decide to raise additional funds through public or private debt, equity or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock or debt securities. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, fulfill our obligations to Flash Partners, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.
      Anti-takeover provisions in our charter documents, stockholder rights plan and in Delaware law could discourage or delay a change in control and, as a result, negatively impact our stockholders. We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have a stockholders’ rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could discourage an acquisition of us. In addition, our certificate of incorporation grants our board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action (2,000,000 of which have already been reserved under our stockholder rights plan). Issuing preferred stock could have the effect of making it more difficult and less attractive for a third-party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that a stockholder became an interested stockholder. This provision could have the effect of delaying or discouraging a change of control of SanDisk.
      Changes in securities laws and regulations have increased our costs; further, in the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business could suffer. The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us have increased and will continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as stockholder approval of new option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of that law regarding internal controls over financial reporting. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.
      In connection with our certification process under Section 404 of the Sarbanes Oxley Act of 2002, we have identified and will from time to time identify a number of deficiencies in our internal controls over financial reporting. We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness. Furthermore, we cannot assure you that we will be able to implement enhancements on a timely basis in order to prevent a failure of our internal controls or enable us to furnish future unqualified certifications. A material weakness or deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. As of January 2, 2005, a hypothetical 50 basis point increase in interest rates would result in an approximate $2.8 million decline (less than 0.5%) in the fair value of our available-for-sale debt securities.
      Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese yen. Movements in currency exchange rates, especially the Japanese yen, could cause variability in our revenues, expenses or other income (expense), net. See “Factors That May Affect Future Results-We are exposed to foreign currency risks” and “Factors That May Affect Future Results-Because of our international business and operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability, currency fluctuations and other risks related to international operations.”
      Market Risk. We also hold available-for-sale equity securities in equity investments in semiconductor wafer manufacturing companies. As of January 2, 2005, a reduction in prices of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $2.0 million.
      All of the potential changes noted above are based on sensitivity analysis performed on our financial position at January 2, 2005. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by this item is set forth beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

Report of Management on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.
      Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2005.
      Our independent registered public accounting firm, which has audited the financial statements included in Item 8 of this report, has issued an attestation report on management’s assessment of our internal control over financial reporting which in included at page F-3.
Independent Registered Public Accounting Firm’s Attestation Report
      The report required by this item is set forth at page F-3.

ITEM 9B.	OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item is set forth under “Business-Executive Officers” in this report and under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.
      We have adopted a code of ethics that applies to our principal executive officer and principal financial and accounting officer. This code of ethics, which consists of the “SanDisk Code of Ethics for Financial Executives” section of our code of ethics that applies to employees generally, is posted on our website, www.sandisk.com. Our code of ethics may be found on our website as follows:

•	From our main Web page, first click on “Investor Relations” under “Corporate” and then on “Corporate Governance.”

•	Next, click on “Code of Ethics.”

•	Finally, scroll down to Part IV, “SanDisk Code of Ethics for Financial Executives.”
      We intend to satisfy the disclosure requirement under Item 5.05 of Form  8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting the required information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is set forth under “Executive Compensation and Related Information” in our Proxy Statement for our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is set forth under “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.
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

2) Exhibits required by Item 601 of Regulation S-K
      The information required by this items is set forth on the exhibit index which follows the signature page of this report.

SANDISK CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
SanDisk Corporation
      We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of January 2, 2005 and December 28, 2003, and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the three years in the period ended January 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at January 2, 2005 and December 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2005, in conformity with accounting principles generally accepted in the United States.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SanDisk Corporation’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 15, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
March 15, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
SanDisk Corporation
      We have audited management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting, that SanDisk Corporation maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that SanDisk Corporation maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SanDisk Corporation as of January 2, 2005 and December 28, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2005 of SanDisk Corporation and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
March 15, 2005

SANDISK CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 2,	December 28,
	2005	2003

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$463,795	$734,479
Short-term investments	859,175	528,117
Investment in foundries	20,398	36,976
Accounts receivable, net of allowance for doubtful accounts of $8,462 in 2004 and $4,882 in 2003	194,535	184,236
Inventories	196,422	116,896
Deferred taxes	83,150	70,806
Prepaid expenses, other current assets and tax receivable	62,653	53,394

Total current assets	1,880,128	1,724,904
Property and equipment, net	147,231	59,470
Notes receivable from FlashVision	35,413	—
Investment in foundries	14,377	40,446
Investment in FlashVision	178,681	169,185
Investment in Flash Partners	24,192	—
Deferred taxes	1,861	—
Deposits and other non-current assets	38,297	46,151

Total assets	$2,320,180	$2,040,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,974	$88,737
Accounts payable to related parties	48,115	45,013
Accrued payroll and related expenses	41,786	28,233
Income taxes payable	39,139	37,254
Research and development liability, related party	5,549	11,800
Other accrued liabilities	45,584	36,661
Deferred income on shipments to distributors and retailers and deferred revenue	90,307	99,136

Total current liabilities	353,454	346,834
Convertible subordinated notes payable	—	150,000
Deferred revenue and other non-current liabilities	26,576	27,450

Total liabilities	380,030	524,284
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 400,000,000; Issued and outstanding: 179,964,226 in 2004 and 160,914,000 in 2003	180	160
Capital in excess of par value	1,406,373	1,207,798
Retained earnings	520,240	253,624
Accumulated other comprehensive income	18,893	54,290
Deferred compensation	(5,536)	—

Total stockholders’ equity	1,940,150	1,515,872

Total liabilities and stockholders’ equity	$2,320,180	$2,040,156

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED INCOME STATEMENTS

	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands, except per share amounts)
Revenues:
Product	$1,602,836	$982,341	$492,900
License and royalty	174,219	97,460	48,373

Total revenue	1,777,055	1,079,801	541,273
Cost of product revenues	1,091,350	641,189	352,452

Gross profit	685,705	438,612	188,821
Operating expenses
Research and development	124,994	84,200	63,177
Sales and marketing	91,296	66,317	40,407
General and administrative	50,824	31,057	27,086

Total operating expenses	267,114	181,574	130,670

Operating income	418,591	257,038	58,151
Equity in income of business ventures	568	178	856
Interest income	20,363	8,865	8,675
Interest expense	(5,949)	(6,750)	(6,700)
Gain (loss) in investment in foundries	(12,927)	3,746	(15,163)
Recovery (loss) on unauthorized sale of UMC shares	6,193	(18,339)	—
(Loss) in equity investment	—	(148)	(2,700)
Other (loss), net	(3,639)	(2,709)	(3,140)

Income before taxes	423,200	241,881	39,979
Provision for income taxes	156,584	73,022	3,739

Net income	$266,616	$168,859	$36,240

Net income per share
Basic	$1.63	$1.17	$0.26

Diluted	$1.44	$1.02	$0.25

Shares used in computing net income per share
Basic	164,065	144,781	137,610

Diluted	188,837	171,616	142,460

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common	Common	Capital in		Other		Total
	Stock	Stock	Excess of Par	Retained	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Value	Earnings	Income(Loss)	Compensation	Equity

	(In thousands)
Balance at December 30, 2001	136,928	$136	$580,295	$48,525	$46,423	—	$675,379

Net income				36,240			36,240
Unrealized gain on available for sale securities					292		292
Unrealized loss on investments in foundries					(89,728)		(89,728)
Translation gain					7,147		7,147

Comprehensive loss							(46,049)

Exercise of stock options for cash	944	1	2,759				2,760
Issuance of stock pursuant to employee stock purchase plan	438	1	2,776				2,777

Balance at December 29, 2002	138,310	138	585,830	84,765	(35,866)	—	634,867

Net income				168,859			168,859
Unrealized loss on available for sale securities					(622)		(622)
Unrealized gain on investments in foundries					82,741		82,741
Translation gain					8,037		8,037

Comprehensive income							259,015

Exercise of stock options for cash	5,472	5	51,594				51,599
Issuance of stock pursuant to employee stock purchase plan	608	1	3,694				3,695
Sale of common stock, net of issuance costs	16,524	16	521,592				521,608
Income tax benefit from stock options exercised			45,088				45,088

Balance at December 28, 2003	160,914	160	1,207,798	253,624	54,290	—	1,515,872

Net income				266,616			266,616
Unrealized loss on available for sale securities					(2,765)		(2,765)
Unrealized loss on investments in foundries					(38,216)		(38,216)
Translation gain					5,584		5,584

Comprehensive income							231,219

Exercise of stock options for cash	2,301	3	19,004				19,007
Issuance of stock pursuant to employee stock purchase plan	261	1	5,640				5,641
Deferred compensation	212		6,061			(6,061)
Amortization of deferred compensation						525	525
Debt conversion	16,276	16	149,984				150,000
Income tax benefit from stock options exercised			17,886				17,886

Balance at January 2, 2005	179,964	$180	$1,406,373	$520,240	$18,893	$(5,536)	$1,940,150

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$266,616	$168,859	$36,240
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	9,326	2,152	(7,729)
(Gain) loss on investment in foundries	12,927	(3,746)	15,163
(Recovery) loss on unauthorized sales of UMC shares	(6,193)	18,339	—
Depreciation and amortization	38,862	22,952	21,321
Provision for doubtful accounts	4,581	1,400	1,795
FlashVision wafer cost adjustment	(1,282)	(1,613)	8,128
Other non-cash charges	3,764	3,143	2,952
Changes in operating assets and liabilities:
Accounts receivable	(14,880)	(104,550)	(37,658)
Inventories	(79,526)	(28,301)	(33,314)
Prepaid expenses and other current assets	(246)	7,697	(5,217)
Deposits and other assets	1,927	(4,116)	1,771
Accounts payable	(6,298)	51,296	8,356
Accrued payroll and related expenses	13,472	16,543	6,411
Income taxes receivable/payable	(11,950)	27,720	30,717
Other current liabilities, related parties	(3,149)	29,104	(2,408)
Other accrued liabilities	8,959	9,196	6,911
Deferred income on shipments to distributors and retailers and deferred revenue	(15,489)	57,682	51,129
Other non-current liabilities	6,245	(1,225)	2,404

Total adjustments	(38,950)	103,673	70,732

Net cash provided by operating activities	227,666	272,532	106,972

Cash flows from investing activities:
Purchases of short-term investments	(1,147,142)	(622,580)	(377,690)
Proceeds from sale of short term investments	810,111	327,457	246,417
Proceeds from sale of investments in foundries	—	21,627	—
Release of restricted cash	—	—	64,734
Acquisition of property and equipment	(125,842)	(54,623)	(16,638)
Acquisition of technology license	—	(1,500)	(606)
Consideration paid in a business combination	(9,061)	—	—
Notes receivable from FlashVision	(33,564)	—	—
Investment in FlashVision	—	—	4,199
Investment in Flash Partners	(23,129)	—	—
Investment in foundries	(704)	(11,001)	(26,005)
Proceeds from other sales	6,333	4,880	—

Net cash (used in) investing activities	(522,998)	(335,740)	(105,589)

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	—	—	24,366
Issuance of common stock in public offering	—	521,608	—
Issuance of common stock under employee programs	24,648	55,294	5,537

Net cash provided by financing activities	24,648	576,902	29,903

Net increase (decrease) in cash and cash equivalents	(270,684)	513,694	31,286
Cash and cash equivalents at beginning of the year	734,479	220,785	189,499

Cash and cash equivalents at end of the year	$463,795	$734,479	$220,785

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(159,436)	$(44,244)	$(10,076)

Cash paid for interest expense	$(6,750)	$(6,750)	$(6,019)

Non-cash financing and investing activities:
Conversion of subordinated notes	$150,000	$—	$—

Issuance of shares in a business combination	$4,935	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1:	Organization and Summary of Significant Accounting Policies
      Organization and Nature of Operations. SanDisk Corporation (together with its subsidiaries, the Company) was incorporated in Delaware on June 1, 1988. The Company designs, develops and markets flash storage card products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.
      Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal 2004 consisted of 53 weeks and fiscal 2003 and 2002 each consisted of 52 weeks.
      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.
      Reclassification. Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation. (See Note 2-Accumulated Other Comprehensive Income (Loss).) Share and equity amounts in the accompanying consolidated financial statements give retroactive effect to a 2-for-1 stock split, in the form of a 100% stock dividend, effected on February 18, 2004.
      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, restructuring and contingencies and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Actual results will differ from these estimates.
      Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. The Company recognizes net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Sales made to distributors and retailers are generally under agreements providing price protection and/or allowing a right of return and, therefore, the product revenue and associated costs on these transactions is deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. Estimated sales returns are provided for as a reduction to product revenue and were not material for any period presented in the accompanying consolidated financial statements. The cost of shipping products to customers is included in costs of product revenues in the accompanying consolidated income statements. The Company records expenses related to sales commissions in the period in which they are incurred.
      The Company earns license and royalty revenue under patent license agreements with several companies. The timing and amount of these payments can vary substantially from quarter to quarter, depending on the terms of each agreement and, in some cases, the timing of sales of products by the Company’s licensee.
      Revenue from patent licensing arrangements is recognized when earned and estimable. The Company generally recognizes royalty revenue when it is reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales. The Company recognizes license fees on a straight-line basis over the term of the license.
      The Company has cross license arrangements that include a guaranteed access to flash memory supply but the Company does not have vendor specific objective evidence of the fair value of the intellectual property exchanged or supply guarantees received. The license fees under these arrangements are recognized on a straight-line basis over the life of the license. Royalties are recognized when estimable. Revenue from sales of the flash memory supplied by the licensee is recognized as described above. The cost of revenues associated

Notes to Consolidated Financial Statements — (Continued)
with license and royalty revenues was insignificant for each of the three years in the period ended January 2, 2005.
      The Company records reductions to revenue and trade-accounts receivable for customer programs and incentive offerings, including promotions and other volume-based incentives based upon management’s estimates of these obligations. Marketing development programs, when granted, are recorded as a reduction to revenue or as an addition to marketing expense if the Company receives a separable identifiable benefit (like advertising placement) whose fair value is reasonably estimable from its customer.
      Share Based Compensation. The Company accounts for share based compensation using the intrinsic value method under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock Based Compensation — Transition and Disclosure. See Note 3 for detailed assumptions used by the Company to compute the fair value of share-based awards for purposes of pro forma under SFAS 123.
      Had compensation expense been determined based on the fair value at the grant dates, with amortization of the deferred stock based compensation using the straight-line method over the vesting periods of the applicable options, the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Years Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

Net income as reported	$266,616	$168,859	$36,240
Fair value method expense, net of related tax	$(39,550)	$(29,793)	$(22,990)

Pro forma net income	$227,066	$139,066	$13,250
Pro forma basic income per share	$1.38	$0.96	$0.10
Basic income per share, as reported	$1.63	$1.17	$0.26
Pro forma diluted income (loss) per share	$1.23	$0.84	$0.10
Diluted income (loss) per share, as reported	$1.44	$1.02	$0.25
      Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable include amounts owed by geographically dispersed distributors, retailers, and OEM customers. No collateral is required. Provisions are provided for sales returns and credit losses.
      The Company evaluates the collectibility of its accounts receivable based on a combination of factors. If the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial down-grading of credit ratings), the Company provides a specific allowance for credit losses to reduce the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company provides allowances for credit losses based on the length of time the receivables are past due based on the Company’s historical experience. Accounts receivable are aged based on the applicable contractual due date. All accounts or portions thereof that are deemed to be uncollectible are written off through a charge to the allowance and a credit to accounts receivable. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount.
      Deferred Taxes. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that such an amount will not be realized. The portion of the valuation allowance, associated with unrealized capital loss on investments in foundries is reflected in accumulated other comprehensive income.

Notes to Consolidated Financial Statements — (Continued)
      Foreign Currency. Foreign operations (except equity investees) are measured using the United States dollar as the functional currency. Transactions between customers or vendors and the Company’s foreign operations are remeasured using the foreign exchange rate in effect at the time of the transaction and transaction gain or loss is included in other income (loss) in the accompanying consolidated income statements. Aggregate foreign currency transaction gains were $1.8 million, $2.1 million and $2.1 million, in 2004, 2003 and 2002, respectively. For those equity method investments where the investee’s functional currency is not the United States dollar, the investment amounts are translated using the foreign exchange rate at each balance sheet date. (See Note 2- Accumulated Other Comprehensive Income (Loss).)
      Cash Equivalents and Short-Term Investments. Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Short-term investments consist of taxable commercial paper, United States government agency obligations, corporate/ municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock. Short-term investments also include the unrestricted portion of the Company’s investment in foundries and investments for which trading restrictions expire within one year. The fair market value, based on quoted market prices, of cash equivalents and short-term investments excluding the Company’s short-term investment in foundries at January 2, 2005 and December 28, 2003 approximated their carrying value.
      Management classifies the Company’s entire investment portfolio as available-for-sale at the time of purchase and periodically reevaluates such designation. Debt securities classified as available-for-sale are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included in the other comprehensive income component of stockholders’ equity until their disposition. The cost of securities sold is based on the specific identification method.
      In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples and other key measures. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.
      Property and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation, estimated residual value, if any, and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, ranging from two to five years.
      Equity Investments. The Company accounts for investments in equity securities of other entities under the cost method of accounting if its investment in voting equity interests of the investee is less than 20%. The Company accounts for these investments under the equity method of accounting if its investment in voting stock is greater than 20% but less than a majority. In considering the accounting method for investments less than 20%, the Company considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee. If certain factors are present, the Company could account for investments for which it has less than a 20% ownership under the equity method of accounting. Certain of the Company’s investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments in public and non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income (expense).
      The Company evaluates its equity method investments to determine whether any investee is a variable interest entity within the meaning of Financial Interpretation No. 46, Accounting for Variable Interest Entities, of the Financial Accounting Standards Board. If the Company concludes that an investee is a variable interest entity, the Company evaluates its interest in residual gains and residual losses of such investee

Notes to Consolidated Financial Statements — (Continued)
to determine whether the Company is the primary beneficiary of the investee. If the Company were the primary beneficiary of a variable interest entity, the Company would consolidate such entity and reflect the minority interest of other beneficiaries of that entity.
      Inventories and Inventory Valuation. Inventories are stated at the lower of cost (approximating first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Reductions in inventory valuation are included in costs of product revenues in the accompanying consolidated income statements. Inventory impairment charges permanently establish a new cost basis and are not reversed even if circumstances later suggest that increased carrying amounts are recoverable.
      The Company reduces the carrying value of its inventory to a new basis for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional reductions in inventory valuation may be required.
      The Company’s finished goods inventory includes consigned inventory held at customer locations as well as at third party fulfillment centers and subcontractors.
      Intangible Assets. The excess of purchase price over the fair market value of acquired tangible assets, net of liabilities, is recorded as identifiable intangible assets or to the extent there are not sufficient identifiable intangible assets, as goodwill. The Company tests its intangible assets for impairment if indicators of impairment exist, and it would then reduce the basis of the intangible asset accordingly. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful life, generally 3-5 years. Goodwill is evaluated for impairment annually by reference to the lowest level reporting unit to which the goodwill relates. The Company has one reporting unit based on the lowest level profit and loss summaries reviewed by the Company’s chief decision maker. In 2004, the Company’s intangible asset balance increased as a result of goodwill and other intangibles acquired as part of an immaterial business combination.
      Other long-lived assets. Intangible assets with definite useful lives and other long-lived assets are tested for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment of Disposal of Long-Lived Assets. The Company assesses the carrying value of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include (1) significant under-performance relative to the expected historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. When impairments are assessed, the Company would record charges to reduce goodwill or other long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.
      Warranties. The majority of the Company’s products are warrantied for one to five years. A provision for estimated future cost of performing warranty obligations is recorded at the time of customer invoice. The Company’s warranty obligation is affected by product failure rates and repair or replacement costs incurred in supporting a product failure. Should actual product failure rates, or repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty liability would be required.
      Advertising Expenses. Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as marketing expense, and costs of this type not meeting this criteria are classified as a reduction to product revenue. Any other advertising expenses not meeting these conditions are expensed

Notes to Consolidated Financial Statements — (Continued)
as incurred. Prepaid advertising expenses were approximately $0.4 million and $0.9 million at January 2, 2005 and December 28, 2003, respectively. Advertising expenses were $20.4 million, $5.0 million and $3.4 million, in 2004, 2003 and 2002 respectively.
      Research and Development Expenses. Research and development expenditures are expensed as incurred.
      Recently Issued Accounting Standards. The FASB adopted a revised Statement of Financial Accounting Standards No. 123, Share Based Payments, with an effective date of June 15, 2005. The Company expects to adopt SFAS 123R in its third quarter of 2005, a transition period allowed under SFAS 123R, and the Company currently does not expect to restate prior periods to conform with the new accounting standard. SFAS 123R will require the Company to recognize an expense based on the fair value of all share-based payments to employees, including grants of options to buy shares of its common stock. The Company is unable to estimate the effect of adopting SFAS 123R because the actual amount will be determined by reference to inputs to its option pricing model at the time of future share based compensation awards. Adoption of SFAS 123R is expected to increase the Company’s operating expenses.
      The FASB adopted Statement of Financial Accounting Standards No. 151, Inventory Costs, an Amendment to ARB No. 43, with an effective date of June 15, 2005. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the applicable production facility. As permitted by SFAS 151, the Company will adopt SFAS 151 at the beginning of 2005 and does not expect that its adoption will have a material adverse effect on its reported results of operations.

Note 2:	Balance Sheet Information
      Cash, Cash Equivalents and Short-Term Investments. The Company’s unrestricted investments at fair market value as of January 2, 2005 and December 28, 2003 were as follows (in thousands):

	January 2,	December 28,
	2005	2003

Cash and cash equivalents:
Cash	$10,788	$12,660
Money market funds	139,124	501,876
Commercial paper	81,000	157,979
Government agencies	232,883	61,964

Total cash and cash equivalents	$463,795	$734,479

Short-term investments:
U.S. government agency obligations	$345,465	$101,725
Municipal notes/ bonds	286,220	335,102
Corporate notes/ bonds	73,930	42,290
Auction rate preferred stock	153,560	49,000

Total short-term investments	$859,175	$528,117

Investments in foundries:
Marketable equity securities(a)	20,398	36,976

Total investments in foundries	$20,398	$36,976

Total cash, cash equivalents and short-term investments	$1,343,368	$1,299,572

(a)	Includes Investment in Foundries, short-term, which also includes a warrant to purchase ordinary shares of Tower Semiconductor Ltd.(Tower), with an approximate fair value of $0.1 million as of January 2, 2005 and $1.2 million as of December 28, 2003.

Notes to Consolidated Financial Statements — (Continued)
      The total net unrealized loss on available-for-sale securities at January 2, 2005 was $1.8 million and includes an unrealized gain of $0.8 million on the Company’s investment in United Microelectronics Corporation (UMC) and deferred tax expense of $0.3 million, and $2.3 million of unrealized losses on short-term investments. The total net unrealized gain on available-for-sale securities at December 28, 2003 was $39.1 million and includes an unrealized gain of $4.1 million on the Company’s investment in UMC and $31.4 million on the Company’s investment in Tower and deferred tax expense of $3.2 million, and a $0.4 million unrealized gain on short-term investments. Gross realized gains and losses on sales of available-for-sale securities during the years ended January 2, 2005, December 28, 2003 and December 29, 2002 were immaterial. The cost (including amortized cost of debt instruments) of the Company’s available for sale securities was $1.32 billion and $1.26 billion on January 2, 2005 and December 28, 2003, respectively.
      Debt securities at January 2, 2005 and December 28, 2003, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	January 2,	December 28,
	2005	2003

Short-term investments:
Due in one year or less	$554,440	$371,276
Due after one year through five years	304,735	156,841

Total(b)	$859,175	$528,117

(b)	Excludes Investment in Foundries, short-term.
      Allowance for Doubtful Accounts. The activity in the allowance for doubtful accounts was as follows (in thousands):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End of
	of Period	Expenses	(Write-Offs)	Period

For the year ended:
December 29, 2002	$4,919	$1,795	$(2,151)	$4,563
December 28, 2003	$4,563	$1,400	$(1,081)	$4,882
January 2, 2005	$4,882	$4,581	$(1,001)	$8,462
      Inventories. Inventories were as follows (in thousands):

	January 2,	December 28,
	2005	2003

Raw material	$53,681	$12,265
Work-in-process	23,508	40,246
Finished goods	119,233	64,385

Total inventories	$196,422	$116,896

      In 2004, 2003 and 2002, the Company sold $10.2 million, $16.3 million and $11.9 million, respectively, of inventory that had been fully written off in previous periods.

Notes to Consolidated Financial Statements — (Continued)
      Property and Equipment. Property and equipment consisted of the following (in thousands):

	January 2,	December 28,
	2005	2003

Machinery and equipment	$213,043	$105,999
Software	29,229	19,193
Furniture and fixtures	2,781	3,726
Leasehold Improvements	8,958	7,495

Property and equipment, at cost	254,011	136,413
Accumulated depreciation and amortization	(106,780)	(76,943)

Property and equipment, net	$147,231	$59,470

      Depreciation expense of plant and equipment totaled $38.1 million, $22.7 million and $21.1 million in fiscal 2004, 2003 and 2002, respectively. Amortization expense of intangible assets and totaled $0.8 million, $0.3 million and $0.2 million in 2004, 2003 and 2002, respectively.
      Warranties. The warranty liability is included in other accrued liabilities in the accompanying consolidated balance sheets and the activity was as follows (in thousands):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs of		End of
	of Period	Revenue	(Usage)	Period

For the year ended:
December 29, 2002	$3,139	$3,304	$(2,971)	$3,472
December 28, 2003	$3,472	$5,694	$(5,472)	$3,694
January 2, 2005	$3,694	$14,790	$(7,104)	$11,380
      Subordinated Notes. On December 24, 2001, the Company completed a private placement of $125.0 million of 4 1/2% Convertible Subordinated Notes due 2006 (the Notes), and on January 10, 2002 the Company sold an additional $25.0 million of Notes. The Notes provided for semi-annual interest payments of $3.4 million each on May 15 and November 15. The Notes were converted into approximately 16.3 million shares of the Company’s common stock on November 17, 2004. The debt issuance costs were being amortized over the term of the Notes using the effective interest method and the remaining $1.9 million was recorded as other expense at the time of conversion. The Company amortized $2.6 million, $0.9 million and $0.9 million of debt issuance costs in 2004, 2003 and 2002, respectively, as a component of other income (loss) in the accompanying consolidated income statements.
      Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the short-term portion of the Company’s investments in UMC and Tower, and also includes currency translation adjustments related to operations denominated in local functional currencies, net of the related tax effects, for all periods presented (in thousands).

	January 2,	December 28,	December 29,
	2005	2003	2002

Net income	$266,616	$168,859	$36,240
Unrealized gain (loss) on foundries(c)	(38,216)	82,741	(89,728)
Unrealized gain (loss) on available-for-sale securities	(2,765)	(622)	292
Translation gain on remeasurement(d)	5,584	8,037	7,147

Comprehensive income (loss)	$231,219	$259,015	$(46,049)

Notes to Consolidated Financial Statements — (Continued)

(c)	Fiscal 2003 excludes a reversal of approximately $24.4 million in deferred tax expense included in prior periods as a component of accumulated other comprehensive income associated with UMC shares that were fraudulently sold in the third quarter of 2003 and approximately $8.9 million in a similar reversal of deferred tax expense previously included in accumulated other comprehensive income associated with the 35 million UMC shares that the Company disposed of in an authorized sale in the third quarter of 2003.

(d)	In accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), Foreign Currency Translation, the Company translates, net of tax impact, its investments accounted for under the equity method for those investees whose functional currency is other than the United States dollar. These translations relate to the Company’s investments in FlashVision and Flash Partners and were recorded in fiscal 2004 and all prior periods have been restated. The effect of this adjustment was to increase translation gain by $8.0 million and $7.1 million in 2003 and 2002, respectively. The amount of income tax expense allocated to translation gain was $3.2 million and $9.4 million at January 2, 2005 and December 28, 2003, respectively.
      Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of the accumulated gains and losses on available-for-sale marketable securities, net of taxes, for all periods presented (in thousands):

	2004	2003

Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$(2,332)	$433
Available-for-sale investments in foundries	457	38,673
Currency translation gain	20,768	15,184

Total accumulated other comprehensive income	$18,893	$54,290

      Accumulated other comprehensive income included unrealized gains, net of taxes, on the Company’s investment in (i) UMC of $0.5 million at January 2, 2005 and $4.7 million at December 28, 2003 and (ii) Tower of zero and $34.0 million at the same dates, respectively. The amount of income tax expense (benefit) allocated to unrealized gain/loss on investments was $0.3 million and ($3.2) million at January 2, 2005 and December 28, 2003, respectively. The amount of income tax expense allocated to unrealized gain on available-for-sale securities was immaterial at January 2, 2005 and December 28, 2003, respectively.
      Deferred Compensation. In 2004, the Company recorded deferred compensation as a part of its purchase price allocation relating to an immaterial business acquisition that occurred during the fiscal year.

Note 3:	Compensation and Benefits
      Stock Based Compensation. SFAS 123R will require the Company to change its method of accounting for share based compensation, by recognizing the fair value of share based compensation as an expense in its consolidated financial statements, beginning in July 2005. Until such date, as permitted by SFAS 148, the Company is accounting for employee stock based compensation using the intrinsic value method and accordingly, no expense has been recognized for options granted to employees or directors under the plans as the grant price is set at the fair market value of the stock on the day of grant. The Company accounts for its employee purchase plan using the intrinsic value method and accordingly, does not recognize any expense for the 15% discount on the fair market value of the shares of stock sold under the Company’s employee stock purchase plan. The 15% discount is applied to the fair market value of the shares either at the beginning or the end of the purchase period, whichever is lower.
      During the fourth quarter of 2004, the Company reviewed both the actual volatility in the trading market for its common stock and the implied volatility of tradable forward call options to purchase shares of its common stock as part of its efforts to make a thorough and accurate estimate of volatility to use in valuing share based compensation. Based on such review, the Company revised the volatility factor it used to estimate

Notes to Consolidated Financial Statements — (Continued)
the fair value of stock based compensation awarded during the fourth quarter of the year ended January 2, 2005 to be based on historical volatilities and implied forward volatilities. Prior to the fourth quarter of the year ended January 2, 2005, the Company estimated future volatility solely based on historical stock volatility. Estimated volatility is one of the inputs used in the Black-Scholes-Merten model currently used by the Company to make a reasonable estimate of the fair value of options granted under the Company’s stock plans and the rights to purchase shares under the Company’s employee stock purchase plan.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions for grants made in 2004, 2003 and 2002, respectively:

	Years Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

Dividend yield	None	None	None
Expected volatility	0.92	0.95	0.97
Risk free interest rate	3.07%	3.39%	3.84%
Expected lives	5 years	5 years	5 years
      The weighted-average fair value of options granted during the year was $22.64, $8.71 and $4.95 for 2004, 2003 and 2002, respectively.
      The fair value of issuance under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model, with the following weighted-average assumptions for issuances made in 2004, 2003 and 2002, respectively:

	Years Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

Dividend yield	None	None	None
Expected volatility	0.57	0.57	0.86
Risk free interest rate	2.69%	2.94%	3.68%
Expected lives	1/2 year	1/2 year	1/2 year
      The weighted-average fair value of employee stock purchases for the year was $8.12, $3.36 and $3.19 for 2004, 2003 and 2002, respectively.
      Stock Benefit Plan. The 1989 Stock Benefit Plan, in effect through August 1995, comprised two separate programs, the Stock Issuance Program and the Option Grant Program. The Stock Issuance Program allowed eligible individuals to immediately purchase the Company’s common stock at a fair value as determined by the Company’s Board of Directors. Under the Option Grant Program, eligible individuals were granted options to purchase shares of the Company’s common stock at a fair value, as determined by the Company’s Board of Directors, of such shares on the date of grant. The options generally vest over a four-year period, expiring no later than ten years from the date of grant. Unexercised options are canceled upon the termination of employment or services. Options that are canceled under this plan become available for future grants under the 1995 Stock Option Plan. There were no shares available for option grants under the 1989 Stock Benefit Plan at January 2, 2005.
      1995 Stock Option Plan. The 1995 Stock Option Plan provides for the issuance of incentive stock options and nonqualified stock options. Under this plan, the Company’s Board of Directors determines the vesting and exercise provisions of option grants. The options generally vest over a four-year period, expiring no later than ten years from the date of grant. In May 1999, the Company’s stockholders increased the shares available for future issuance under the 1995 Stock Option Plan by 14,000,000 shares and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan automatically

Notes to Consolidated Financial Statements — (Continued)
increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to 4.4% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any annual increase exceed 8,000,000 shares. The automatic share increase was 7,015,396 shares and 6,030,388 shares, in 2004 and 2003, respectively. As of January 2, 2005, there were 47,760,660 shares reserved for issuance under the plan and a total of 34,677,530 options had been granted.
      1995 Non-Employee Directors Stock Option Plan. In August 1995, the Company adopted the 1995 Non-Employee Directors Stock Option Plan. Under this plan, automatic option grants are made at periodic intervals to eligible non-employee members of the Company’s Board of Directors. Initial option grants vest over a four-year period. Subsequent annual grants vest one year after date of grant. All options granted under the Non-Employee Directors Stock Option Plan expire ten years after the date of grant. In May 1999, the Company’s stockholders increased the shares available for future issuance under the 1995 Non-Employee Directors Stock Option Plan by 800,000 and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the plan, by an amount equal to 0.2% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 400,000 shares. The automatic share increase was 321,806 shares and 276,622 shares for 2004 and 2003, respectively. At January 2, 2005, the Company had reserved 2,472,284 shares for issuance under the Non-Employee Directors Stock Option Plan and a total of 1,856,000 options had been granted. Outstanding shares were at exercise prices ranging from $6.22 to $35.03 per share.
      Special Stock Option Plan. In January 2000, the Company adopted the Special Stock Option Plan, which provides for the issuance of nonqualified options to newly hired employees. Under this plan, a committee appointed by the Company’s Board of Directors determines the vesting and exercise provisions of option grants. As of January 2, 2005, 4,000,000 shares were reserved for issuance under the Special Stock Option Plan no options have been granted under that plan.
      A summary of activity under all stock option plans follows (shares in thousands):

	Total Available		Weighted
	for Future	Total	Average
	Grant/Issuance	Outstanding	Exercise Price

Balance at December 30, 2001	12,186	17,238	$12.89

Granted	(5,540)	5,540	$6.60
Automatic share increase	6,244	—	—
Exercised	—	(944)	$2.94
Canceled	2,572	(2,572)	$19.47

Balance at December 29, 2002	15,462	19,262	$10.69

Granted	(6,088)	6,088	$11.76
Automatic share increase	6,307	—	—
Exercised	—	(5,477)	$9.45
Canceled	481	(481)	$17.13

Balance at December 28, 2003	16,162	19,392	$11.21

Granted	(6,617)	6,617	$31.58
Automatic share increase	7,337	—	—
Exercised	—	(2,320)	$8.21
Canceled	1,057	(1,057)	$20.93

Balance at January 2, 2005	17,939	22,632	$17.02

Notes to Consolidated Financial Statements — (Continued)
      At January 2, 2005, options outstanding were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding as	Average	Weighted	Exercisable as	Weighted
	of January 2,	Remaining	Average	of January 2,	Average
Range of Exercise Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price

$ 0.56 - $ 5.41	2,865,288	3.97	$3.59	2,722,747	$3.50
$ 5.73 - $ 8.29	3,603,100	7.06	$6.49	2,166,087	$6.47
$ 8.36 - $ 8.87	4,238,129	8.01	$8.85	1,716,967	$8.84
$ 8.93 - $19.22	4,264,995	5.73	$16.33	4,006,897	$16.50
$19.82 - $34.50	2,493,892	8.54	$24.77	970,566	$26.94
$34.59 - $36.63	4,796,458	8.90	$34.63	180,728	$35.47
$37.25 - $69.75	370,580	6.87	$44.41	252,550	$46.77

$ 0.56 - $69.75	22,632,442	7.15	$17.02	12,016,542	$12.42
      The number of exercisable options and the weighted average exercise price as of January 2, 2005, December 28, 2003 and December 29, 2002 were 12,016,542, 9,690,363 and 10,967,150 and $12.42, $12.13 and $10.81 per share, respectively.
      Employee Stock Purchase Plan. In August 1995, the Company adopted the Employee Stock Purchase Plan (the Purchase Plan). In May 1999, the Company’s stockholders increased the shares available for future issuance under the Purchase Plan by 1,200,000 shares and approved an automatic share increase feature pursuant to which the number of shares available for issuance under the Purchase Plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the remaining term of the Purchase Plan, by an amount equal to 0.43% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any annual increase exceed 800,000 shares. Under the Purchase Plan, qualified employees are entitled to purchase shares through payroll deductions at 85% of the fair market value at the beginning or end of the offering period, whichever is lower. The offering periods are six months in duration. As of January 2, 2005, the Company had reserved 6,608,648 shares of common stock for issuance under the Purchase Plan and the Company’s International Employee Stock Purchase Plan, a comparable stock purchase plan for employees of the Company’s foreign subsidiaries who are not residing in the United States, and a total of 3,713,284 shares had been issued through January 2, 2005.
      Retirement Plan. The Company maintains a tax-deferred savings plan, the SanDisk 401(k) Plan, for the benefit of qualified employees. Qualified employees may elect to make contributions to the plan on a monthly basis. The Company may make annual contributions to the plan at the discretion of the Company’s Board of Directors. The Company contributed $1.6 million, $1.2 million and $1.0 million for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

Note 4:	Concentrations of Risk and Segment Information
      Geographic Information and Major Customers. The Company markets and sells its products in the United States and in foreign countries through its sales personnel, dealers, distributors, retailers and its subsidiaries. The Company’s chief decision maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Since the Company operates in one segment, all financial segment can be found in the accompanying consolidated financial statements.
      Other than sales in North America, Japan and Europe, Middle East and Africa (EMEA), international sales were not material individually in any other international locality. Intercompany sales between geographic areas have been eliminated.

Notes to Consolidated Financial Statements — (Continued)
      Information regarding geographic areas for fiscal years 2004, 2003 and 2002 are as follows (in thousands):

	Years Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

Revenues:
North America	$771,659	$417,869	$243,144
Japan	191,686	184,195	88,298
EMEA	420,645	232,080	116,765
Other foreign countries	393,065	245,657	93,066

Total	$1,777,055	$1,079,801	$541,273

Long Lived Assets:
North America	$86,024	$58,569	$22,132
Japan	263,248	169,330	150,217
Israel	14,737	40,877	16,869
Other foreign countries	472	325	19,758

Total	$364,481	$269,101	$208,976

      Revenues are attributed to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets, property plant and equipment, investment in foundry, and equity investments and attributes those investments to the locality of the investee’s primary operations.
      Customer and Supplier Concentrations. A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenues. Revenues from the Company’s top 10 customers or licensees accounted for approximately 55%, 48% and 45% of the Company’s revenues for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively. Nine of the top ten customers or licensees for 2004 were also part of the Company’s top ten customers or licensees for 2003. Eight of the top ten customers or licensees for 2003, were also part of the Company’s top ten customers or licensees in 2002. In 2004, 2003 and 2002, no single customer or licensee accounted for more than 10% of total revenues.
      All of the Company’s flash memory card products require silicon wafers for the memory components and the controller components. The substantial majority of the Company’s memory wafers are currently supplied from Toshiba’s Yokkaichi Operations and to a lesser extent by Renesas and Samsung. The Company’s controller wafers are currently manufactured by Tower and UMC. The failure of any of these sources to deliver silicon could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, Toshiba’s employees that produce FlashVision’s and Flash Partners’ products are covered by collective bargaining agreements and any job action by those employees could interrupt the Company’s wafer supply from Toshiba’s Yokkaichi Operations.
      In addition, key components are purchased from single source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations, which could have a material adverse effect upon its results of operations. The Company also relies on third-party subcontractors to assemble and test its products. The Company has no long-term contracts with these subcontractors and cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems that could increase the manufacturing costs of its products and have material adverse effects on the Company’s operating results.

Notes to Consolidated Financial Statements — (Continued)
      Concentration of Credit Risk. The Company’s concentration of credit risk consists principally of cash, cash equivalents, short-term investments and trade receivables. The Company’s investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer. The Company sells to original equipment manufacturers, retailers and distributors in the United States, Japan, EMEA and non-Japan Asia-Pacific, performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral.
      Off Balance Sheet Risk. The Company has off balance sheet financial obligations. See Note 5.
      Foreign Exchange Exposures. The Company is exposed to foreign currency exchange rate risk inherent in sales, cost of sales, and assets and liabilities denominated in currencies other than the United States Dollar. The Company did not hedge its foreign currency risk in 2004, 2003 and 2002.
      The Company had net transaction losses of approximately ($1.4) million, ($1.3) million and ($0.5) million for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively. These amounts are included in other income (loss), net, in the accompanying consolidated income statements.

Note 5:	Commitments, Litigation, Contingencies and Guarantees

Commitments
      FlashVision. The terms of the FlashVision venture (see Note 11) contractually obligate the Company to purchase half of FlashVision’s NAND wafer production output. At January 2, 2005, the portions of the Company’s take or pay commitment to FlashVision, which was measurable, was $172.4 million.
      The Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to its parents are insufficient. As of January 2, 2005, the Company held FlashVision notes receivable of 3.6 billion Japanese yen. These notes are secured by the equipment purchased by FlashVision using the note proceeds. The Company expects to advance to FlashVision an additional 7.0 billion Japanese yen in several tranches through the end of 2005.
      The Company has purchased approximately $63.4 million of capital equipment based on the exchange rate in effect when the assets were acquired and has committed to purchase up to approximately 5.4 billion Japanese yen of additional capital equipment. The Company will receive 100% of the output from this equipment on terms substantially similar to the terms for FlashVision output.
      In addition, as a part of the FlashVision and Flash Partners venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. In 2004, the Company and Toshiba increased the maximum quarterly amounts the Company may pay under these agreements and clarified the allocation methodologies for direct research and development costs. As of January 2, 2005, the Company had accrued liabilities related to those expenses of $5.5 million. The common research and development amount is a variable computation, and is subject to payment caps through the end of 2008. Direct research and development liabilities will be computed using a variable percentage of actual research and development expenses incurred.
      Toshiba Foundry. The Company also has the ability to purchase additional capacity under a foundry arrangement, as discussed in Note 10 with Toshiba. Under the terms of the Company’s foundry agreement with Toshiba, the Company is required to provide Toshiba with a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under this arrangement relating to the first three months of the six-month forecast are binding and cannot be cancelled.
      Flash Partners. The Company is committed to purchase 50% of Flash Partners (see Note 11) NAND memory products. The Company is currently committed to fund Flash Partner’s expansion to 15,000 wafer starts per month. The Company estimates the cost of that commitment, in terms of equipment investment, to have been approximately 55 billion Japanese yen at January 2, 2005, of which 25 billion Japanese yen is expected to be funded from the lease facility discussed below.

Notes to Consolidated Financial Statements — (Continued)
      The Company is committed to purchase one half of Flash Partners output at a formula based on the actual cost to produce the wafers. The Company will incur substantial expenses related to initial design and development of manufacturing process technology and start-up costs for Fab 3.
      Purchase orders placed under the Toshiba ventures and foundry arrangement with Toshiba relating to the first three months of the six-month forecast are binding and cannot be cancelled. At January 2, 2005, approximately $68.8 million of non-cancelable purchase orders for flash memory wafers were outstanding.
      Other Silicon Sources. The Company’s contracts with its other sources of silicon generally require the Company to provide a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under these arrangements relating to the first three months of the six-month forecast are binding and cannot be cancelled. At January 2, 2005, approximately $66.5 million of non-cancelable purchase orders for memory and controllers were outstanding.
      Subcontractors. In the normal course of business, the Company’s subcontractors periodically procure production materials based on the forecast the Company provides to them. The Company’s agreements with these subcontractors require that it reimburse them for materials that are purchased on the Company’s behalf in accordance with such forecast. As such, the Company may be committed to certain costs over and above its open non-cancelable purchase orders with these subcontractors.

Litigation
      The Company is involved in a number of lawsuits, including, among others, cases involving the Company’s patents and the patents of third parties. The Company cannot reasonably estimate a probable loss in any of these matters. Some of the actions seek injunctions against the Company’s sale of its products and/or substantial monetary damages, which if granted or awarded could have a material adverse effect on the Company’s business, financial condition and results of operations.
      Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from the Company’s expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. If the Company receives an adverse judgment in any litigation, it could be required to pay substantial damages and/or cease the manufacture, use and sale of products. Litigation, including intellectual property litigation, can be complex, can extend for a protracted period of time, and can be expensive. Litigation initiated by the Company could also result in counter-claims against it, which could increase the costs associated with the litigation and result in the Company’s payment of damages or other judgments against it.
      The Company has been subject to, and expects to continue to be subject to, claims and legal proceedings regarding alleged infringement by the Company of the patents, trademarks and other intellectual property rights of third parties. From time to time the Company has sued, and may in the future sue, third parties in order to protect its intellectual property rights. Parties that the Company has sued and that it may sue for patent infringement may counter-sue the Company for infringing their patents. If the Company was held to infringe the intellectual property of others, the Company may need to spend significant resources to develop non-infringing technology or obtain licenses from third parties, but the Company may not be able to develop such technology or acquire such licenses on terms acceptable to it or at all.
      From time-to-time the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys’ fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third-party claims for patent infringement are excluded from coverage under the Company’s insurance policies. Any future obligation to indemnify the Company’s customers or suppliers, may have a material adverse effect on the Company’s business, financial condition and results of operations.

Notes to Consolidated Financial Statements — (Continued)

Off Balance Sheet Liabilities
      FlashVision. FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese yen in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of January 2, 2005, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 11.5 billion Japanese yen.
      Flash Partners. Flash Partners intends to sell and lease-back from a consortium of financial institutions approximately one-half of its tools. In December 2004, Flash Partners entered into a master lease agreement providing for up to 50 billion Japanese yen of original lease obligations. There were no amounts outstanding under the master lease agreement at the end of 2004. The Company and Toshiba have each guaranteed, on a several basis, 50 percent of Flash Partners’ obligations under the master lease agreement. Flash Partners will draw individual tranches under the lease agreements during 2005 and each individual draw will have a four-year or five-year term as agreed by Flash Partners and the lessors. Lease payments are due quarterly. At the end of the lease term, Flash Partners has the option of purchasing the tools at a percentage of their original sales price to the lessors. The fair value of the Company’s guarantee of Flash Partners’ lease obligation was insignificant at inception of the guarantee.

Contingencies
      Lee and Li Settlement. Effective as of November 14, 2003, the Company and Lee and Li entered into a Settlement and General Release Agreement, or Settlement Agreement, concerning UMC shares embezzled by a former employee of that firm. Pursuant to the Settlement Agreement, the Company received a cash payment of $20.0 million at the time of signing. In addition, Lee and Li agreed to pay the Company $45.0 million (inclusive of interest $47.9 million) over four years in sixteen quarterly installments. Of this amount $11.3 million was classified as current other assets at January 2, 2005 and December 28, 2003, respectively and $22.5 million and $33.7 million was classified as non-current other assets in the accompanying consolidated balance sheets as of January 2, 2005 and December 28, 2003, respectively. These amounts are secured by irrevocable standby letters of credit issued by the International Commercial Bank of China, or ICBC. Further, Lee and Li extended a credit to the Company in the amount of $18.3 million to be applied against future legal services provided by Lee and Li and to be spread equally over 18 years. This amount was reduced by $6.2 million as a result of a recovery from a third party brokerage firm in 2004. As a result of the recovery, the credit has been reduced to approximately $12 million to be spread equally over approximately 12 years. If any of the stolen assets are recovered, the net amount after recovery of expenses, will be split between the Company and Lee and Li, in specified proportions until the Company receives a maximum amount of $106.6 million, including all amounts described above.
      Indemnification Agreements. The Company has historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements and as of January 2, 2005, no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Notes to Consolidated Financial Statements — (Continued)
      As permitted under Delaware law, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of January 2, 2005 or December 28, 2003 as liability is not reasonably estimable even though liability under these agreements is not remote.
      The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Partners for, environmental remediation costs or liability resulting from Flash Partners’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Partners infringe third party patents. In 2004, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facility in which Flash Partners operations are located to establish a baseline for evaluating future environmental conditions. The Company has not made any indemnification payments under any such agreements and as of January 2, 2005 no amounts have been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.
Contractual Obligations and Off Balance Sheet Arrangements
      The following summarizes (in thousands) the Company’s contractual cash obligations, commitments and off balance sheet arrangements at January 2, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

		Less Than			More Than
		1 Year	2 - 3 Years	4 - 5 Years	5 Years
		(Fiscal	(Fiscal 2006	(Fiscal 2008	(Beyond
	Total	2005)	and 2007)	and 2009)	Fiscal 2009)

CONTRACTUAL OBLIGATIONS:
Operating leases	$5,111	$3,598	$1,513	$—	$—
FlashVision, fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	621,435	187,676	267,947	126,082	39,730
Flash Partners fabrication capacity expansion and start-up costs, and reimbursement for certain other costs including depreciation	833,628	313,279	221,204	198,306	100,839
Toshiba research and development	97,000	20,000	48,000	29,000	—
Capital equipment purchases commitments	55,879	49,602	6,277	—	—
Operating expense commitments	27,231	27,231	—	—	—
Non-cancelable production purchase commitments	264,398	264,398	—	—	—

Total contractual cash obligations	$1,904,682	$865,784	$544,941	$353,388	$140,569

Contractual cash (income) from non-cancelable operating subleases	$(124)	$(124)	$—	$—	$—

As of
January 2,
2005

OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease	$111,868
Guarantee of Flash Partners lease	$—

(1)	Amounts are denominated in Japanese yen, are subject to fluctuation in exchange rates prior to payment and have been translated using the foreign exchange rate as of December 31, 2004, the last business day of the Company’s fiscal year.

Notes to Consolidated Financial Statements — (Continued)
      The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2007. Future minimum lease payments under operating leases at January 2, 2005 were as follows (in thousands):

Fiscal Year Ending:
2005	$3,598
2006	1,465
2007	48
Thereafter	—

Total	$5,111

      Rent expense under all operating leases was $3.7 million, $2.9 million, and $3.0 million for the years ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively.
      The Company had foreign exchange contract lines in the amount of $120 million at January 2, 2005. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. There were no foreign exchange contracts outstanding at January 2, 2005.

Note 6:	Income Taxes
      The provision for income taxes consists of the following (in thousands):

	January 2,	December 28,	December 29,
	2005	2003	2002

Current:
Federal	$138,558	$96,399	$(2,717)
State	13,731	19,296	432
Foreign	25,336	15,025	13,753

	177,625	130,720	11,468
Deferred:
Federal	(20,963)	(50,467)	(7,729)
State	(78)	(7,231)	—
Foreign	—	—	—

	(21,041)	(57,698)	(7,729)

Provision for income taxes	$156,584	$73,022	$3,739

      The tax benefits associated with the exercise of stock options reduced taxes payable by $17.9 million in 2004 and reduced taxes payable by $28.1 million and increased the deferred tax asset by $17.0 million in 2003. Such benefits are credited to capital in excess of par value when realized.

Notes to Consolidated Financial Statements — (Continued)
      The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

	January 2,	December 28,	December 29,
	2005	2003	2002

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.1	3.2	1.1
Utilization of credits and impact of new tax law	(0.2)	(0.5)	(6.8)
Reversal of tax benefit previously taken on UMC shares	—	13.8	—
Tax exempt interest income	(0.5)	(0.4)	(2.5)
Utilization of loss carryforward and change in valuation allowance	—	(19.3)	(17.6)
Other	0.6	(1.6)	0.2

	37.0%	30.2%	9.4%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. Significant components of the Company’s deferred tax assets as of January 2, 2005 and December 28, 2003 were as follows (in thousands):

	January 2,	December 28,
	2005	2003

Deferred tax assets:
Inventory valuation	$15,800	$11,500
Deferred revenue recognized for tax purposes	38,400	43,500
Accruals and reserves not currently deductible	51,300	28,500
Foreign tax credit and other credit carry-forwards	—	12,700
Net operating loss carry-forward	—	1,300
Unrealized loss on permanent impairment of investment in foundries	16,600	12,300
Other	1,200	1,485

Subtotal: Deferred tax assets	123,300	111,285
Valuation allowance for deferred tax assets	(12,300)	—

Total deferred tax assets	$111,000	$111,285

Deferred tax liabilities:
Unrealized gain on sale of foundry shares	(29,100)	(24,500)
Fixed assets and other	3,100	(8,052)

Total: Deferred tax liabilities	(26,000)	(32,552)

Total net deferred tax assets	$85,000	$78,733

      At January 2, 2005, $12.3 million valuation allowance was provided based, more likely than not, on our inability to recognize certain unrealized capital losses on the Company’s investments in Tower. At December 28, 2003, based on the weight of all available evidence, the Company carried no valuation allowance on the net deferred tax assets.
      During the current and prior years, the Company has not made a determination under Accounting Principles Board Opinion No. 23 to permanently reinvest earnings of its foreign substantives.

Notes to Consolidated Financial Statements — (Continued)

Note 7:	Investments in Foundries
      UMC. The Company maintains an investment position in UMC, one of its suppliers of controller wafers, on the cost basis of accounting. In 1997, the Company invested $51.2 million in a company that was acquired by UMC in 2000. In 2000, the Company recorded a gain on investment of approximately $344.2 million. In 2001, the Company concluded that the market decline in the value of those shares was other than temporary and recorded a loss of $275.8 million. In 2003, the Company sold 35 million UMC shares for net proceeds of approximately $30.0 million, which resulted in a gain of approximately $7.0 million. Also in 2003, the Company recognized a loss of $18.3 million as a result of the fraudulent sale and misappropriation by an employee of the Company’s Taiwan law firm of 127.8 million UMC shares owned by the Company (as described in Note 5). In the fourth quarter of 2004, the Company received a settlement of $6.2 million from a third-party brokerage firm related to the fraudulent sale of the UMC stock. As of January 2, 2005, the Company owned 22.2 million UMC shares with a cost basis of $13.4 million and a fair market value on that date of $14.2 million.
      Tower Semiconductor. Since July 2000, the Company has invested $79.0 million in Tower’s foundry facility, Fab 2, and received 9.0 million ordinary shares, $14.3 million convertible wafer credits and a warrant to purchase 0.4 million Tower ordinary shares at an exercise price of $7.50 per share. The warrant expires on October 31, 2006. The investment has provided the Company with a guaranteed source of controller wafers. Since the third quarter of 2003, the Company has sourced controller wafers from Tower.
      The 9.0 million Tower ordinary shares represented an approximate 14% equity ownership position in Tower as of January 2, 2005. In 2004, the Company recorded an other-than-temporary impairment loss of $11.8 million on its Tower investment. Tower’s market value had declined to $2.26 per share at the end of fiscal 2004 from a its cost basis of $3.40 per share. Additionally, Tower’s Fab 2 is operational but has not been completed and Tower’s financial situation is challenging which indicates that Tower’s share price may not appreciate from the value at the end of fiscal 2004. From July 2000 through January 2, 2005, the Company has recognized cumulative losses of approximately $44.0 million as a result of the other-than-temporary decline in the value of its investment in Tower. As of January 2, 2005, the Company’s Tower ordinary shares had a carrying value and fair market value of $20.4 million. Of the approximately 9.0 million Tower ordinary shares the Company owns, the Company has agreed not to sell approximately 6.3 million shares until on or after January 29, 2006, and the value of these restricted shares is included in the Company’s consolidated balance sheet as long-term investment in foundries. In addition, the Company has extended the date on which it may exercise its demand registration rights on all its shares until the earlier of (i) December 31, 2005 and (ii) such date that Tower has fulfilled all of its obligations to raise any additional financing pursuant to its facility agreement. The Company may be required to recognize additional losses with respect to its Tower investments in future periods.
      In November 2003, the Company amended its foundry investment agreements with Tower and, among other things, agreed not to use wafer credits until January 1, 2007, except with respect to purchase orders issued before the November 2003 amendment, which had been completely utilized as of the end of the Company’s second fiscal quarter of 2004. In fiscal 2004 the Company utilized approximately $0.7 million of these wafer credits to purchase controller wafers from Tower. The Company has the option to convert the credits it would have otherwise been able to utilize per quarter into Tower ordinary shares at the 15-day average trading price (ATP) preceding the last day of the relevant quarter. During the first nine months of 2004, the Company exercised its option to convert credits it would have otherwise been able to utilize for the period into Tower ordinary shares and received approximately $0.5 million in Tower ordinary shares, or approximately 117,000 Tower ordinary shares. In the last quarter of 2004, the Company chose not to convert the credit it would have otherwise been able to utilize for the quarter into shares and the unconverted credits are accruing interest at a rate per annum equal to three-month LIBOR plus 2.5% through December 31, 2007. Interest payments will be made quarterly and the aggregate principal amount of the unconverted credits will be repaid in one lump sum on December 31, 2007. Effective as of December 31, 2005, the Company may convert all of the then remaining credits it was issued in connection with its fourth milestone payment into

Notes to Consolidated Financial Statements — (Continued)
Tower ordinary shares at the 15 day ATP preceding December 31, 2005. If the number of Tower ordinary shares received by the Company and the other wafer partners as a result of this conversion is greater than or equal to an aggregate of 5% of Tower’s issued and outstanding share capital on January 31, 2006, Tower is obligated to make a rights offering for the distribution of rights to all of Tower’s shareholders, other than the Company and the other wafer partners but including Israel Corporation Technologies, at the same 15 day ATP. As of January 2, 2005, the Company’s Tower prepaid wafer credits were valued at zero and the Company has recognized cumulative losses of $12.2 million as a result of the impairment in value on its prepaid wafer credits.
      The Company invested in Tower’s rights offering during 2002 and received a warrant to purchase Tower ordinary shares which is included in the accompanying consolidated balance sheets under the caption Investment in Foundries. The fair value of the Tower warrant as of January 2, 2005 was estimated at approximately $65,000 using a Black-Scholes-Merton option pricing model with the following assumptions: dividend yield of 0.0%; expected life of 1.75 years; volatility factor of 0.70; and risk free interest rate of 3.08%. The fair value of the Tower warrant as of December 28, 2003 was estimated at approximately $1.2 million, using the following assumptions: dividend yield of 0.0%; expected life of 2.75 years; volatility factor of 0.70; and risk free interest rate of 2.32%. The fair value of the Tower warrant, at December 29, 2002 was estimated at approximately $0.5 million using the following assumptions: dividend yield of 0.0%; expected life of 3.75 years; volatility factor of 0.845; and risk free interest rate of 2.38%. The fair value of the Tower warrant will continue to fluctuate and additional adjustments to the warrant’s fair value will be recorded in future periods.

Note 8:	Stockholders’ Rights Plan
      On September 15, 2003, the Company amended its existing stockholder rights plan to terminate the rights issued under that rights plan, and the Company adopted a new rights plan. Under the new rights plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on September 25, 2003. The rights will expire on April 28, 2007 unless redeemed or exchanged. Under the new rights agreement and after giving effect to the Company’s stock dividend effected on February 18, 2004, each right will, under the circumstances described below, entitle the registered holder to buy one two-hundredths of a share of Series A Junior Participating Preferred Stock for $225.00. The rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock.

Notes to Consolidated Financial Statements — (Continued)

Note 9:	Net Income per Share
      The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	2004	2003	2002

Numerator:
Numerator for basic net income per share:
Net income	$266,616	$168,859	$36,240

Denominator for basic net income per share:
Weighted average common shares outstanding	164,065	144,781	137,610

Basic net income per share	$1.63	$1.17	$0.26

Numerator for diluted net income per share:
Net income	$266,616	$168,859	$36,240
Tax-effected interest and bond amortization expenses attributable to the notes	5,368	5,469	—

Net income for diluted income per share	$271,984	$174,328	$36,240
Denominator for diluted net income per share:
Weighted average common shares	164,065	144,781	137,610
Incremental common shares attributable to exercise of outstanding employee stock options and warrants (assuming proceeds would be used to purchase common stock)	10,406	10,559	4,850
Conversion of the Notes	14,366	16,276	—

Shares used in computing diluted net income per share	188,837	171,616	142,460

Diluted net income per share	$1.44	$1.02	$0.25

      Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes the dilutive effects of stock options, warrants, and convertible securities. Options and warrants to purchase 6,140,781, 1,253,457 and 8,031,890 shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but have been omitted from the diluted earnings per share calculation because the options’ exercise price was greater than the average market price of the common shares and, therefore the effect would be antidilutive. Incremental common shares attributable to the assumed conversion of the Notes were not included in the per share computation for fiscal year 2002 as the effect would be antidilutive.

Note 10:	Related Parties
      The Company has entered into agreements with Toshiba, under which they formed FlashVision and Flash Partners, to produce advanced NAND flash memory wafers (See Notes 5 and 11). During 2004, the Company purchased approximately $63.4 million of capital equipment, and committed to purchase up to approximately $52.1 million of additional capital equipment, which will be located in Toshiba’s fab operations. In return, the Company will receive 100% of the output from this equipment. The Company purchased NAND flash memory wafers from FlashVision and Toshiba, purchased capital equipment from FlashVision, made payments for shared research and development expenses, loans to FlashVision and made investments in Flash Partners totaling approximately $516.6 million, $223.5 million and $124.7 million in 2004, 2003 and 2002, respectively. These purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. At January 2, 2005 and December 28, 2003, the Company had accounts payable balances due to FlashVision of $30.7 million and $30.4 million respectively, and balances due to Toshiba of $6.1 million and $14.6 million, respectively. At January 2, 2005 and December 28, 2003, the

Notes to Consolidated Financial Statements — (Continued)
Company had accrued current liabilities due to Toshiba for shared research and development expenses of $5.5 million and $11.8 million, respectively.
      The Company owns approximately 14% of the outstanding shares of Tower, prepaid wafer credits issued by Tower and a warrant to purchase Tower ordinary shares (see Note 7). The Company’s chief executive officer is a member of the Tower board of directors. The Company paid Tower approximately $28.4 million and $5.3 million in 2004 and 2003, respectively, for the purchase of controller wafers. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At January 2, 2005 and December 28, 2003, the Company had amounts payable to Tower of approximately $7.6 million and zero, respectively, related to the purchase of controller wafers.
      In September 2003, the president and chief executive officer of Flextronics joined the Company’s board of directors. For 2004 and 2003, the Company paid Flextronics and its affiliates approximately $37.4 million and $8.1 million, respectively for wafer testing, packaged memory final testing, card assembly and card testing. These activities are ultimately reflected as a component of the Company’s cost of product revenues. At January 2, 2005 and December 28, 2003, the Company had amounts payable to Flextronics and its affiliates of approximately $2.0 million and $1.5 million, respectively, for these services.

Note 11:	Investment in Toshiba Ventures

FlashVision
      In the second quarter of 2002, the FlashVision Dominion Semiconductor business in Virginia was consolidated at Toshiba’s memory fabrication facility in Yokkaichi, Japan. The Company owns 49.9% of FlashVision. The Company’s obligations with respect to FlashVision’s lease arrangement, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 5. The fair value of the Company’s loan to FlashVision approximates book value. FlashVision is a variable interest entity and the Company is not the primary beneficiary of FlashVision because it is entitled to less than a majority of any residual gains and is obligated with respect to less than a majority of residual losses with respect to the venture.
      The following is the summarized financial information for FlashVision at the Company’s fiscal years ended January 2, 2005 and December 28, 2003, respectively. FlashVision’s year-end is March 31, with each quarter ending on March 31, June 30, September 30 and December 31 (in thousands).

	December 31,	December 31,
	2004	2003

	(Unaudited)
Current Assets	$148,354	$128,774
Property, plant and equipment and other assets	$516,909	$374,438

Total Assets	$665,263	$503,212
Current Liabilities	$222,017	$148,200
      The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with FlashVision was $326.0 million and $294.7 million, as of January 2, 2005 and December 29, 2003, respectively. These amounts are comprised of the Company’s investments, notes receivable and contingent indemnification obligation. At January 2, 2005 and December 29, 2003, the Company’s consolidated retained earnings included approximately $1.7 million and $1.3 million, respectively of undistributed earnings of FlashVision.

Notes to Consolidated Financial Statements — (Continued)
      The following summarizes financial information for FlashVision for the Company’s fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively (in thousands).

	Twelve Months Ended

	2004	2003	2002

	(Unaudited)
Net sales(1)	$481,792	$272,507	$73,571
Gross profit (loss)	2,553	1,572	(369)
Net income	$1,318	$296	$2,587

(1)	Net sales represent sales to both the Company and Toshiba.

Flash Partners
      In September 2004, the Company and Toshiba entered into a series of definitive agreements and created a new semiconductor company, Flash Partners, to produce NAND flash memory products at a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company’s obligations with respect to Flash Partner’s lease arrangement, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 5. Flash Partners is a variable interest entity and the Company is not the primary beneficiary of Flash Partners because it is entitled to less than a majority of any residual gains and is obligated with respect to less than a majority of residual losses with respect to the venture.
      The following is the summarized financial information for Flash Partners at the Company’s fiscal year ended January 2, 2005. The entity did not exist during the Company’s fiscal year ended December 28, 2003. Flash Partners’ year-end is March 31, with each quarter ending on March 31, June 30, September 30 and December 31 (in thousands).

December 31,
2004

(Unaudited)
Current Assets	$56,793
Property, plant and equipment and other assets	3,820

Total Assets	60,613
Current Liabilities	$12,139
      The Company’s maximum reasonably estimable loss exposure (other than lost profits) as a result of its involvement with Flash Partners was $166.9 million as of January 2, 2005. These amounts are comprised of the Company’s investments and guarantee of half of Flash Partners’ lease obligation.
      The following summarizes financial information for Flash Partners for the year ended January 2, 2005. The entity did not exist for the years ended December 28, 2003 and December 29, 2002, respectively and therefore no information is provided in this disclosure (in thousands).

December 31,
2004

(Unaudited)
Net revenues(1)	$21,157
Gross profit	—
Net (loss)	$(179)

(1)	Net revenues represent reimbursement of start up costs from both the Company and Toshiba.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION

By:	/s/ Judy Bruner

Judy Bruner
Executive Vice President, Administration
Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial and Accounting Officer)
Dated: March 18, 2005
POWER OF ATTORNEY
      KNOW ALL PEOPLE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eli Harari and Judy Bruner, jointly and severally, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Eli Harari (Eli Harari)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2005

By:	/s/ Judy Bruner (Judy Bruner)	Executive Vice President, Administration Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2005

By:	/s/ Irwin Federman (Irwin Federman)	Chairman of the Board, Director	March 18, 2005

By:	/s/ Catherine Pierson Lego (Catherine Pierson Lego)	Director	March 18, 2005

By:	/s/ Michael E. Marks (Michael E. Marks)	Director	March 18, 2005

By:	/s/ James D. Meindl (James D. Meindl)	Director	March 18, 2005

By:	/s/ Alan F. Shugart (Alan F. Shugart)	Director	March 18, 2005

S-1

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

3.1	Restated Certificate of Incorporation of the Registrant.(2)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(12)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(16)

3.4	Restated Bylaws of the Registrant, as amended to date.(15)

3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)

3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(24)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (12),(16)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(24)

10.1	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)

10.2	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

10.3	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)

10.4	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(8)

10.5	1989 Stock Benefit Plan.(2), (*)

10.6	SanDisk Corporation Special Stock Option Plan, as Amended and Restated through February 23, 2000.(20), (*)

10.7	SanDisk Corporation 1995 Stock Option Plan, as Amended and Restated January 2, 2002.(21), (*)

10.8	SanDisk Corporation 1995 Non-Employee Directors Stock Option Plan, as Amended and Restated as of January 2, 2004.(22), (*)

10.9	SanDisk Corporation 1995 Employee Stock Purchase Plan, as Amended and Restated as of January 2, 2002.(21), (*)

10.10	SanDisk Corporation International Employee Stock Purchase Plan, as Amended and Restated as of January 2, 2002.(21), (*)

10.11	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.12	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(13)

10.13	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(13)

10.14	Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation.(14)

10.15	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd.(14)

10.16	Amendment to Share Purchase Agreement, dated as of March 20, 2002, by and between the Registrant and Tower Semiconductor Ltd.(17)

10.17	Amendment to Share Purchase Agreement, dated as of February 21, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(23)

10.18	Side Letter to Amendment to Share Purchase Agreement, dated as of February 24, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(23)

10.19	Side Letter to Amendment to Share Purchase Agreement, dated as of April 14, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(23)

Exhibit
Number	Exhibit Title

10.20	Amendment No. 3 to Payment Schedule of Series A-5 Additional Purchase Obligations, Waiver of Series A-5 Conditions, Conversion of Series A-4 Wafer Credits and Other Provisions, dated as of November 11, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(26)

10.21	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18), (1)

10.22	Amendment to New Master Agreement, dated and effective as of August 13, 2002 by and between the Registrant and Toshiba Corporation.(19), (1)

10.23	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18), (1)

10.24	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(18), (1)

10.25	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(18)

10.26	Settlement Agreement, dated as of November 14, 2003, by and among the Registrant, Lee and Li and certain Lee and Li partners.(26), (1)

10.27	Form of Change of Control Agreement entered into by and between the Registrant and each of the following officers of the Registrant: the Chief Financial Officer; the Executive Vice President and Chief Operating Officer; the Sr. Vice President and General Manager, Retail Business Unit; the Sr. Vice President, Engineering; the Vice President and General Counsel; and the Vice President, Business Development.(27) (*)

10.28	Change of Control Agreement entered into by and between the Registrant and the President and Chief Executive Officer of the Registrant.(27) (*)

10.29	Settlement and Release Agreement, dated as of June 29, 2004, by and between the Registrant and Michael Gray.(28)

10.30	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(28), (1)

10.31	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation.(28), (1)

10.32	Amended and Restated Common R&D and Participation Agreement, dated as of September 10, 2004, by and between the Registrant and Toshiba Corporation.(28), (1)

10.33	Amended and Restated Product Development Agreement, dated as of September 10, 2004, by and between the Registrant and Toshiba Corporation.(28), (1)

10.34	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(28), (1)

10.35	Patent Indemnification Agreement, dated as of September 10, 2004 by and among the Registrant and the other parties thereto.(28), (1)

10.36	Master Lease Agreement, dated as of December 24, 2004, by and among Mitsui Leasing & Development, Ltd., IBJ Leasing Co., Ltd., and Sumisho Lease Co., Ltd. and Flash Partners, Ltd.(**), (+)

10.37	Guarantee Agreement, dated as of December 24, 2004, by and between the Registrant and Mitsui Leasing & Development, Ltd.(**)

21.1	Subsidiaries of the Registrant(**)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(**)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(**)

Exhibit
Number	Exhibit Title

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(**)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

+	Confidential treatment has been requested with respect to certain portions hereof.

1.	Confidential treatment granted as to certain portions of these exhibits.

2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

3.	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K. (File No. 0-26734)

4.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/ A dated April 18, 1997.

5.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.

6.	Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated October 16, 1997.

7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.

9.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 1, 1999.

10.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

11.	Previously filed as an Exhibit to the Registrant’s 1999 Annual Report on Form 10-K.

12.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

13.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

14.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.

15.	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.

16.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

17.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

18.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

19.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

20.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-63076).

21.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-85320).

22.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-112139).

23.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 30, 2003.

24.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

25.	Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated September 25, 2003.

26.	Previously filed as an Exhibit to the Registrant’s 2003 Annual Report on Form 10-K.

27.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 27, 2004.

28.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 26, 2004.