Form 10-Q
period 2005-04-03
SANDISK CORP
filed 2005-05-13
CIK 1000180

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2005
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of April 3, 2005.

Common Stock, $0.001 par value	181,146,960
Class	Number of shares

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SANDISK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3,	January 2,
	2005	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$571,805	$463,795
Short-term investments	842,095	859,175
Investments in foundries	18,448	20,398
Accounts receivable, net	208,810	194,535
Inventories	223,783	196,422
Deferred tax asset	92,746	83,150
Prepaid expenses and other current assets	23,839	62,653

Total Current Assets	1,981,526	1,880,128
Property and equipment, net	166,079	147,231
Investment in foundries	11,557	14,377
Investments in FlashVision	172,493	178,681
Investments in Flash Partners	23,272	24,192
Deferred tax asset	6,696	1,861
Other receivable	19,689	22,501
Note receivables, related party	55,504	35,413
Deposits and other non-current assets	13,248	15,796

Total Assets	$2,450,064	$2,320,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$94,482	$82,974
Accounts payable to related parties	64,500	48,115
Deferred income on shipments to distributors and retailers and deferred revenue	130,326	90,307
Accrued payroll and related expenses	25,579	41,786
Income taxes payable	45,868	39,139
Research and development liability, related party	6,149	5,549
Other accrued liabilities	33,178	45,584

Total Current Liabilities	400,082	353,454
Deferred revenue and other liabilities	24,348	26,576

Total Liabilities	424,430	380,030
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	1,423,255	1,406,553
Retained earnings	594,756	520,240
Accumulated other comprehensive income	12,640	18,893
Deferred compensation	(5,017)	(5,536)

Total Stockholders’ Equity	2,025,634	1,940,150

Total Liabilities and Stockholders’ Equity	$2,450,064	$2,320,180

*	Information derived from the audited Consolidated Financial Statements.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 3,	March 28,
	2005	2004
Revenues:
Product	$399,679	$338,779
License and royalty	51,296	48,151

Total revenues	450,975	386,930
Cost of product revenues	251,188	231,012

Gross profits	199,787	155,918
Operating expenses:
Research and development	45,947	26,762
Sales and marketing	24,597	19,661
General and administrative	15,724	10,936

Total operating expenses	86,268	57,359

Operating income	113,519	98,559
Equity in income of business ventures	305	647
Interest income	7,984	3,960
Interest expense	—	(1,688)
Loss on investment in foundries	(4,029)	(573)
Other income, net	501	44

Total other income (expense), net	4,761	2,390

Income before provision for income taxes	118,280	100,949
Provision for income taxes	(43,764)	(37,381)

Net income	$74,516	$63,568

Net income per share (see Note 6):
Basic	$0.41	$0.39
Diluted	$0.39	$0.34
Shares used in computing net income per share (see Note 6):
Basic	180,631	161,207
Diluted	189,999	189,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	April 3,	March 28,
	2005	2004
Cash flows from operating activities:
Net income	$74,516	$63,568
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	1,088	—
Loss on investment in foundries	4,029	573
Depreciation and amortization	14,462	7,999
Provision for doubtful accounts	—	1,681
FlashVision wafer cost adjustment	(487)	(321)
Other non-cash charges	(212)	(388)
Changes in operating assets and liabilities:
Accounts receivable	(14,275)	47,120
Inventories	(27,361)	(42,814)
Prepaid expenses and other current assets	41,612	27,753
Deposits and other assets	2,360	1,094
Accounts payable	11,508	(11,391)
Accrued payroll and related expenses	(16,206)	(9,914)
Income taxes receivable/payable	(90)	(10,931)
Other current liabilities, related parties	16,985	2,951
Other accrued liabilities	(12,406)	1,752
Deferred income on shipments to distributors and retailers and deferred revenue	38,415	(2,698)
Other non-current liabilities	338	—

Total adjustments	59,760	12,466

Net cash provided by operating activities	134,276	76,034

Cash flows from investing activities:
Purchases of short-term investments	(139,198)	(241,277)
Proceeds from sale of short-term investments	153,450	192,157
Acquisition of property and equipment, net	(30,151)	(9,410)
Notes receivable from FlashVision	(22,222)	(21,637)

Net cash (used in) investing activities	(38,121)	(80,167)

Cash flows from financing activities:
Issuance of common stock under employee programs	11,272	6,015

Net cash provided by financing activities	11,272	6,015

Effect of changes in foreign currency exchange rates on cash	583	—

Net increase in cash and cash equivalents	108,010	1,882
Cash and cash equivalents at beginning of the year	463,795	734,479

Cash and cash equivalents at end of the year	$571,805	$736,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Summary of Significant Accounting Policies

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of April 3, 2005, and the results of operations and cash flows for the three-month periods ended April 3, 2005 and March 28, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K as of, and for, the year ended January 2, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company’s results of operations and cash flows for the three-month period ended April 3, 2005 are not necessarily indicative of results that may be expected for the fiscal year ending January 1, 2006, or for any future period.

     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30. The first fiscal quarters of 2005 and 2004 ended on April 3, 2005 and March 28, 2004, respectively. Fiscal year 2005 is 52 weeks long and ends on January 1, 2006. Fiscal year 2004 was 53 weeks long and ended on January 2, 2005.

     Organization and Nature of Operations. SanDisk Corporation (together with its subsidiaries was incorporated in Delaware on June 1, 1988. The Company designs, develops and markets flash storage card products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, stock compensation, contingencies and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Actual results will differ from these estimates.

     Foreign Currency. Many of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. For those subsidiaries whereby the functional currency is the local currency, gains and losses arising from translation adjustments are included in other comprehensive income and as accumulated other comprehensive income. Monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the exchange rate in effect on the balance sheet date and are included in net income. The Japanese yen is the functional currency for the Company’s equity investments in FlashVision and Flash Partners.

     Recent Accounting Pronouncements. The FASB adopted a revised Statement of Financial Accounting Standards No. 123, or SFAS 123R, Share Based Payments, with an effective date of June 15, 2005. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R, whereby the Company will now be required to adopt this standard for the Company’s first fiscal year beginning after June 15, 2005. Assuming there is no further delay in the effective date of this standard and no change in FASB’s requirements, the Company will adopt SFAS 123R in its first quarter of its fiscal year 2006 and currently does not expect to restate prior periods to conform with the new accounting standard. SFAS 123R will require the Company to recognize an expense based on the fair value of all share-based payments to employees, including grants of options to buy shares of the Company’s common stock. The Company is unable to estimate the effect of adopting SFAS 123R because the actual amount will be determined by reference to inputs to its option pricing model at the time of future share based compensation awards. Adoption of SFAS 123R is expected to increase the Company’s operating expenses.

     In March 2005, the SEC staff issued guidance on SFAS 123R. Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

     The FASB adopted Statement of Financial Accounting Standards No. 151, Inventory Costs, an Amendment to ARB No. 43, with an effective date of June 15, 2005. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the applicable production facility. As permitted by SFAS 151, the Company adopted SFAS 151 at the beginning of fiscal 2005 and its adoption did not have a material adverse effect on the Company’s reported results of operations.

     The EITF of the FASB delayed the effectiveness of a portion of the EITF consensus on Issue 03-01, The Meaning of Other Than Temporary Impairment. The delayed portions of the consensus on EITF 03-01 would require recognition of an other than temporary impairment of a debt instrument based on interest rate changes, sector credit ratings and company specific changes that do not result in the conclusion that non-collection of principal or interest is probable. Had EITF 03-01 been effective for the first quarter of 2005, the Company does not believe it would have had a material adverse effect on its financial condition or results of operations.

2. Stock Based Compensation

     The Company accounts for employee stock-based compensation using the intrinsic value method and accordingly, no expense has been recognized for options granted to employees under the plans as the grant price is set at the fair market value of the stock on the day of grant. The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” had been applied to all stock-based awards (see Note 6). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three months ended
	April 3,	March 28,
	2005	2004
Net income, as reported	$74,516	$63,568
Fair value method expense, net of related tax	(10,312)	(9,207)

Pro forma net income	$64,204	$54,361
Pro forma basic net income per share	$0.35	$0.34
Pro forma diluted net income per share	$0.34	$0.29

     The per share weighted-average fair value of options granted during the first quarters of fiscal 2005 and 2004 were $11.80 and $24.68, respectively.

     During the fourth quarter of 2004, the Company reviewed both the actual volatility in the trading market for its common stock and the implied volatility of tradable forward call options to purchase shares of its common stock as part of its efforts to make a thorough and accurate estimate of volatility to use in valuing share based compensation. Based on such review, the Company revised the volatility factor it used to estimate the fair value of stock based compensation awarded during the fourth quarter of the year ended January 2, 2005 to be based on historical volatilities and implied forward volatilities. Prior to the fourth quarter of the year ended January 2, 2005, the Company estimated future volatility solely based on historical stock volatility. Estimated volatility is one of the inputs used in the Black-Scholes-Merton model currently used by the Company to make a reasonable estimate of the fair value of options granted under the Company’s stock plans and the rights to purchase shares under the Company’s employee stock purchase plan.

     The value of options granted was estimated on the date of grant using the following weighted-average assumptions:

	April 3,	March 28,
	2005	2004
Dividend yield	None	None
Expected volatility	0.54	0.93
Risk-free interest rate	3.89%	2.90%
Expected lives	4.7 years	5 years

     The pro forma net income and pro forma net income per share amounts listed above include expenses related to the Company’s employee stock purchase plans. The fair value of issuances under the employee stock purchase plans was estimated on the date of issuance, with the following weighted-average assumptions:

	April 3,	March 28,
	2005	2004
Dividend yield	None	None
Expected volatility	0.50	0.53
Risk-free interest rate	2.30%	3.20%
Expected lives	1/2 year	1/2 year

     A summary of activity under all stock option plans follows (shares in thousands):

	Total Available		Weighted
	for Future	Total	Average
	Grant/Issuance	Outstanding	Exercise Price
Balance at December 28, 2003	16,162	19,392	$11.21

Granted	(6,617)	6,617	$31.58
Automatic share increase	7,337	—	—
Exercised	—	(2,320)	$8.21
Canceled	1,057	(1,057)	$20.93

Balance at January 2, 2005	17,939	22,632	$17.02

Granted	(4,578)	4,578	$24.25
Automatic share increase	8,206	—	—
Exercised	—	(1,029)	$8.39
Canceled	265	(265)	$23.10

Balance at April 3, 2005	21,832	25,916	$18.58

3. Warranty

     The Company’s warranty activity is as follows:

	Three months ended
	April 3,	March 28,
	2005	2004
	(in thousands)
Balance, beginning of period	$11,380	$3,694
Additions (reductions) charged (credited) to costs of revenue, net	579	2,465
Adjustments	—	643
Usage	(1,627)	(1,844)

Balance, end of period	$10,332	$4,958

     The majority of the Company’s products are warrantied for one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty obligation is affected by product failure rates and repair or replacement costs incurred in supporting a product failure. The Company recorded net warranty liability adjustments, totaling approximately zero and $0.6 million, respectively, during the three-months ended April 3, 2005 and March 28, 2004, related to revisions to estimates for specific warranty liability requirements recorded in previous periods.

4. Inventories

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

     Inventories were as follows (in thousands):

	April 3,	January 2,
	2005	2005
Inventories:
Raw material	$80,444	$53,681
Work-in-process	25,030	23,508
Finished goods	118,309	119,233

Total Inventories	$223,783	$196,422

     In the first three-months of fiscal 2005 and 2004, the Company sold approximately $5.2 million and $2.2 million, respectively, of inventory that had been fully written off in previous periods.

5. Accumulated Other Comprehensive (Loss) Income

     Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the Company’s investments in United Microelectronics, Inc., or UMC as well as currency translation adjustments relating to local currency denominated subsidiaries and currency translation adjustment relating to FlashVision and Flash Partners.

	April 3,	January 2,
	2005	2005
	(in thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$(4,315)	$(2,332)
Available-for-sale investment in foundries	(5)	457
Cumulative currency translation gain	16,960	20,768

Total accumulated other comprehensive income	$12,640	$18,893

     Comprehensive income is as follows (in thousands):

	Three months ended
	April 3,	March 28,
	2005	2004
	(in thousands)
Net income	$74,516	$63,568
Unrealized (loss) on available-for-sale investment in foundries	(462)	(400)
Unrealized income (loss) on available-for-sale short-term investments	(1,983)	178
Currency translation income (loss)	(3,808)	1,473

Comprehensive net income	$68,263	$64,819

     6. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended
	April 3,	March 28,
	2005	2004
Numerator for basic net income per share:
Net income	$74,516	$63,568

Denominator for basic net income per share:
Weighted average common shares outstanding	180,631	161,207

Basic net income per share	$0.41	$0.39

Numerator for diluted net income per share:
Net income	$74,516	$63,568
Tax-effected interest and bond amortization expenses attributable to convertible subordinated notes	$—	1,202

Net income assuming conversion	$74,516	$64,770

Denominator for diluted net income per share:
Weighted average common shares outstanding	180,631	161,207
Incremental common shares attributable to exercise of outstanding employee stock options (assuming proceeds would be used to purchase common stock)	9,368	11,920
Weighted convertible subordinated debentures	—	16,276

Shares used in computing diluted net income per share	189,999	189,403

Diluted net income per share	$0.39	$0.34

     Basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share includes the dilutive effects of stock options, warrants, and convertible securities. For the three months ended April 3, 2005 and March 28, 2004, options to purchase 5,989,189 and 5,164,740 shares of common stock, respectively, have been omitted from the diluted net income per share calculation because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

7. Commitments, Contingencies and Guarantees

Commitments

     FlashVision. The Company has a 49.9% ownership position in FlashVision, a business venture with Toshiba Corporation, or Toshiba, formed in 2000 to produce NAND flash memory products. FlashVision operates in two of Toshiba’s 200-millimeter wafer fabrication facilities, located in Yokkaichi, Japan. The Company accounts for this investment under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase half of FlashVision’s NAND wafer production output. This obligation is denominated in Japanese yen and is non-cancellable. The Company cannot estimate the total amount of this commitment as of April 3, 2005 because the Company’s price is determined by reference to the future cost to produce the semiconductor wafers; however, at that date the measurable portion of the Company’s take or pay commitment to FlashVision was $133.6 million. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to its parents are insufficient to cover such costs.

     As of April 3, 2005, the Company had notes receivable from FlashVision of 6.0 billion Japanese yen, or approximately $56 million, based upon the exchange rate at the end of the first fiscal quarter of 2005. These notes are secured by the equipment purchased by FlashVision using the note proceeds. The Company expects to advance to FlashVision an additional 4.7 billion Japanese yen, or approximately $44 million, based upon the exchange rate at the end of the first fiscal quarter of 2005, in several tranches through the end of 2005.

     The Company has purchased approximately $86.6 million of capital equipment, of which $23.3 million was purchased in the first quarter of 2005, based on the exchange rate in effect when the assets were acquired and has committed to purchase up to approximately 2.9 billion Japanese yen, or approximately $27 million, based upon the exchange rate at the end of the first fiscal quarter of 2005, of additional capital equipment. All of this capital equipment will be held at FlashVision and the Company will receive 100% of the output from this equipment on terms substantially similar to the terms for FlashVision output.

     Flash Partners. In 2004, the Company and Toshiba entered into the Flash Partners business venture to produce NAND flash memory products at a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase 50% of Flash Partners’ NAND flash memory product output at a price to be determined by reference to the future cost to produce the semiconductor wafers. The Company will incur substantial expenses related to initial design and development of manufacturing process technology and start-up costs for Fab 3.

     The terms of the Flash Partners venture contractually obligate the Company to expand Flash Partners’ capacity. Although the Company intends to expand Flash Partners capacity to 62,500 wafer starts per month and beyond, the Company and Toshiba have thus far only committed to expand its capacity to 21,500 wafer starts per month. The Company currently estimates the total equipment funding obligation at the 21,500 wafer starts per month level to be approximately 140.0 billion Japanese yen. Of this amount, the Company is obligated to fund 70.0 billion Japanese yen or approximately $641 million, based upon the exchange rate at the end of the first fiscal quarter of 2005, of which 25.0 billion Japanese yen, or approximately $233 million, is expected to be financed through the existing Flash Partners’ lease facility with Mitsui Leasing & Development. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which we may be obligated to guarantee in whole or in part.

     In addition, as a part of the FlashVision and Flash Partners venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. In 2004, the Company and Toshiba increased the maximum quarterly amounts the Company may be required to pay under these agreements and clarified the allocation methodologies for direct research and development costs. As of April 3, 2005, the Company had accrued liabilities related to those expenses of $6.1 million.

     Toshiba Foundry. The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of the Company’s foundry agreement with Toshiba, the Company is required to provide Toshiba with a purchase order commitment based on a six-month rolling forecast.

     Purchase orders placed under the Toshiba ventures and foundry arrangement with Toshiba relating to the first three months of the six-month forecast are binding and cannot be cancelled. At April 3, 2005, approximately $67.9 million of non-cancelable purchase orders for flash memory wafers were outstanding from FlashVision and Toshiba.

     Other Silicon Sources. The Company’s contracts with its other sources of silicon generally require the Company to provide a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under these arrangements relating to the first three months of the six-month forecast are generally binding and cannot be cancelled.

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

Off Balance Sheet Liabilities

     FlashVision. FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese yen in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of the end of the Company’s first fiscal quarter of 2005, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 10.9 billion Japanese yen, or approximately $101 million, based upon the exchange rate at the end of the first fiscal quarter of 2005.

     Flash Partners. Flash Partners intends to sell and lease-back from a consortium of financial institutions approximately one-half of its tools. In December 2004, Flash Partners entered into a master lease agreement providing for up to 50.0 billion Japanese yen of original lease obligations. There were no amounts outstanding under the master lease agreement at April 3, 2005. The Company and Toshiba have each guaranteed, on a several basis, 50 percent of Flash Partners’ obligations under the master lease agreement. Flash Partners will draw individual tranches under the lease agreements during 2005 and each individual draw will have a four-year or five-year term as agreed by Flash Partners and the lessors. Lease payments are due quarterly. At the end of the lease term, Flash Partners has the option of purchasing the tools at a percentage of their original sales price to the lessors. The fair value of the Company’s guarantee of Flash Partners’ lease obligation was insignificant at inception of the guarantee. In addition, Flash Partners expects to secure additional equipment lease facilities over time. See “Note 10. Subsequent Events”.

Guarantees

     Indemnification Agreements. The Company has historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements and as of April 3, 2005, no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of April 3, 2005 or January 2, 2005, as this liability is not reasonably estimable even though liability under these agreements is not remote.

     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Partners for, environmental remediation costs or liability resulting from Flash Partners’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Partners infringe third party patents. In 2004, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facility in which Flash Partners operations are located to establish a baseline for evaluating future environmental conditions. The Company has not made any indemnification payments under any such agreements and as of April 3, 2005 no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

     See also “Off Balance Sheet Liabilities” above.

Contractual Obligations and Off Balance Sheet Arrangements

     The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at April 3, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

			Less than			More than 5
			1 Year	1 - 3 Years	3 –5 Years	Years
			(9 months	(Fiscal 2006	(Fiscal 2008	(Beyond
	Total		2005)	and 2007)	and 2009)	Fiscal 2009)
CONTRACTUAL OBLIGATIONS:
Operating leases	$4,640		$2,723	$1,914	$3	$—
FlashVision, fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	547,969		135,628	257,454	121,224	33,663
Flash Partners fabrication capacity expansion and start-up costs, and reimbursement for certain other costs including depreciation	1,008,109		277,996	344,130	220,022	165,961
Toshiba research and development	95,782		16,782	50,000	29,000	—
Capital equipment purchases commitments	31,456		25,420	6,036	—	—
Operating expense commitments	40,427		40,427	—	—	—
Non-cancelable production purchase commitments	327,119	(1)	327,119	—	—	—

Total contractual cash obligations	$2,055,502		$826,095	$659,534	$370,249	$199,624

Contractual cash (income) from non-cancelable operating subleases	$(71)		$(71)	$—	$—	$—

As of
April 3,
2005
OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease (2)	$101,291
Guarantee of Flash Partners lease	$—

(1)	Amounts are denominated in Japanese yen, are subject to fluctuation in exchange rates prior to payment and have been translated using the foreign exchange rate as of April 1, 2005, the last business day of the Company’s first fiscal quarter.

(2)	The Company’s contingent indemnification obligation is 10.9 billion Japanese yen, or approximately $101 million, based upon the exchange rate in effect as of April 1, 2005, the last business day of the Company’s first fiscal quarter.

     The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2008. Future minimum lease payments under operating leases at April 3, 2005 were as follows (in thousands):

Fiscal Year Ending:
2005	$2,723
2006	1,790
2007	124
2008	3

Total	$4,640

     The Company had foreign exchange contract lines in the amount of $385.0 million at April 3, 2005. Under these lines, the Company may enter into forward exchange contracts that require the Company to sell or purchase foreign currencies. There were no foreign exchange contracts outstanding at April 3, 2005.

8. Business Ventures and Strategic Investments

     UMC. The Company maintains an investment position in UMC, one of its suppliers of wafers for its controller components, on the cost basis of accounting. As of April 3, 2005, the Company owned 22.2 million UMC shares with a cost basis of $13.4 million and a fair market value of $13.5 million.

     Tower Semiconductor. The Company has an equity ownership position of approximately 14% in Tower Semiconductor Ltd., or Tower, one of its suppliers of wafers for its controller components. The Company has sourced controller wafers from Tower since the third quarter of 2003. As of April 3, 2005, the Company owned 9.1 million Tower shares with a carrying value equal to the market value of approximately $16.5 million, a warrant to purchase 0.4 million Tower ordinary shares at an exercise price of $7.50 per share, with a carrying value of $22,000 and Tower prepaid wafer credits with a carrying value of zero. In the first quarter of 2005, the Company recorded an other-than-temporary impairment loss of $4.0 million on its Tower investment to bring the carrying value of the Tower shares to market value.

     U3, LLC. The Company has entered into an agreement with M-Systems, Inc., or M-Systems, under which they formed U3, LLC. The Company and M-Systems each own 50% of U3, LLC. U3, LLC is a variable interest entity and the Company is the primary beneficiary. The Company is entitled to half of any residual gains. However, as the Company will provide greater than 50% of the U3, LLC financial support, it would receive more than half of any residual losses with respect to the U3, LLC entity. Therefore, the Company has consolidated the statement of financial position and the results of operations for the three-months ended April 3, 2005. The Company has recorded a net minority interest of $0.7 million included as a component of its condensed consolidated balance sheet. As of April 3, 2005, the Company’s maximum exposure to loss as a result of this involvement with U3, LLC was $0.3 million.

9. Related Parties

     The Company has entered into agreements with Toshiba, under which they formed two semiconductor companies, FlashVision and Flash Partners, to produce advanced NAND flash memory wafers (see also Note 7). During the first three months of 2005, the Company purchased approximately $23.3 million of capital equipment, and committed to purchase up to approximately $27.3 million of additional capital equipment, which will be located in Toshiba’s Fab operations. In return, the Company will receive 100% of the output from this equipment. The Company purchased NAND flash memory wafers from FlashVision and Toshiba, purchased capital equipment from FlashVision, made payments for shared research and development expenses, made loans to FlashVision and made investments in Flash Partners totaling approximately $129.3 million and $106.8 million for the first three months of 2005 and 2004, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. At April 3, 2005 and January 2, 2005, the Company had accounts payable balances due to FlashVision of $33.1 million and $30.7 million respectively, and balances due to Toshiba of $13.7 million and $6.1 million, respectively. At April 3, 2005 and January 2, 2005, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $6.1 million and $5.5 million, respectively.

     The Company owns approximately 14% of the outstanding shares of Tower, prepaid wafer credits issued by Tower and a warrant to purchase Tower ordinary shares. The Company’s chief executive officer is a member of the Tower board of directors. The Company paid Tower approximately $13.1 million and $9.6 million in the first quarters of 2005 and 2004, respectively, for the purchase of controller wafers. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At April 3, 2005 and January 2, 2005, the Company had amounts payable to Tower of approximately $4.7 million and $7.6 million, respectively, related to the purchase of controller wafers.

     The president and chief executive officer of Flextronics International, Ltd., or Flextronics, has served on the Company’s board of directors since September 2003. For the first three months of 2005 and 2004, the Company paid Flextronics and its affiliates approximately $8.2 million and $5.5 million, respectively, for card assembly and testing. These activities are ultimately reflected as a component of the Company’s cost of product revenues. At April 3, 2005 and January 2, 2005, the Company had amounts payable to Flextronics and its affiliates of approximately $4.1 million and $2.0 million, respectively, for these services.

     The Company and M-Systems entered into an agreement to form U3, LLC, an entity to develop and market a next generation platform for universal serial bus flash drives. During the first quarter 2005, the Company paid $0.3 million to U3, LLC as an initial capital contribution. At April 3, 2005, the Company had recorded a net minority interest of $0.7 million.

10. Subsequent Events

     The Company has guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligation to Mitsui Leasing & Development Co., Ltd. The Company’s maximum exposure under the guarantee is 25.0 billion Japanese yen, or approximately $233 million. As of April 3, 2005, Flash Partners had no outstanding lease obligations and under the Financial Accounting Standards Board’s Interpretation No. 45, Accounting for Guarantees, the Company concluded that the fair value of a guarantee was zero on that date. Subsequent to April 3, 2005, Flash Partners drew from the lease facility an equipment value of approximately 13.5 billion Japanese yen, of which the Company’s 50% guarantee portion is approximately 6.75 billion Japanese yen, or approximately $63 million, based upon the exchange rate at the end of the first fiscal quarter of 2005. The Company expects Flash Partners to draw down the entire amount of the lease facility in 2005.

     On April 4, 2005, the Company sold 6.0 billion Japanese yen forward by approximately 90 days to hedge certain balance sheet exposures against fluctuation in the exchange rate between the U.S. dollar and the Japanese yen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Factors That May Affect Future Results” in this report and elsewhere in this report. Our business, financial condition or results of operations could be materially adversely affected by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “SanDisk®,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries.

Overview

     We are the worldwide leader in flash storage card products. We design, develop and market flash storage card products used in a wide variety of consumer electronics. Flash storage allows data to be stored in a compact format that retains the data for an extended period of time after the power has been turned off. Our flash storage card products enable mass-market adoption of digital cameras, feature phones and other digital consumer devices. Our products include flash cards, Universal Serial Bus, or USB, flash drives and digital audio players. We believe the market for flash storage is price elastic. We expect that as we reduce the price of our flash cards, consumers will demand an increasing number of megabytes of memory. In order to profitably capitalize on price elasticity in the market for flash data storage cards, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer.

     Our Primary Markets. We currently focus primarily on five digital consumer markets: digital cameras and other consumer devices, feature phones, USB flash drives, digital audio players and gaming devices.

•	Digital Cameras and Other Consumer Devices. We make and sell flash storage cards that are used as the film for all major brands of digital cameras. Our cards are also used to store video in solid-state digital camcorders, personal data in PDAs, maps in global positioning system, or GPS, receivers and music in digital audio players. Primary card formats for cameras and other digital devices include: CompactFlash®, or CF, Secure Digital, or SD™, Memory Stick™ and xD-Picture Cards™.

•	Feature Phones. Feature phones are phones that contain one or more multimedia features such as camera functionality, audio/MP3, games, video or internet access. These features require increasing storage capacity in the phone. We are a leading supplier of miniSD™, SD, Memory Stick Duo™, TransFlash™, reduced sized MMC, or RS-MMC™, cards for removable storage in many of these feature phones.

•	USB Flash Drives. USB flash drives allow consumers to store computer files on keychain-sized devices and then quickly and easily transfer these files between laptops, desktops and other devices. We believe USB flash drives will be an important factor in the evolution of mobile computing.

•	Digital Audio Players. Digital audio players allow consumers to download, store and play music. In 2004 we introduced our first digital audio player with embedded flash memory, and in the first quarter of 2005 we introduced the Sansa™ line of players which feature embedded flash memory as well as an SD card slot for additional capacity.

•	Gaming. Portable game consoles now include advanced features and functionality, including storage of game results, digital audio, video playback and photo viewing. These features demand high capacity memory storage cards. In the first quarter of 2005, we began shipping brightly colored SD and Memory Stick PRO Duo™ cards for this emerging market.

     Our Sales Channels. Our products are available to end-users at over 114,000 retail storefronts around the globe and as data storage cards bundled with host products by our Original Equipment Manufacturer, or OEM, customers. We market our products under the SanDisk brand in the retail channel using a direct sales organization, distributors and manufacturers’ representatives. Retail stores include: consumer electronics stores, office superstores, photo retailers, mobile phone stores, mass merchants, internet and e-commerce retailers, drug stores, supermarkets, convenience stores and gaming stores. The breadth of our product line and card formats contributes to our strength in the retail channel. We also sell products to OEM customers on a private-label basis. Our OEM customers include digital camera manufacturers, mobile phone manufactures and the manufacturers of other digital consumer devices.

     Silicon Sourcing and the Supply Chain. Our supply chain is an important competitive advantage. NAND flash memory is the largest component of the cost of our products and the majority of our memory is supplied from our 49.9% owned FlashVision and Flash Partners business ventures with Toshiba as well as from our Toshiba foundry arrangement. We refer to this flash memory as our captive supply.

     We also purchase flash memory products from non-captive sources, to supplement our captive supply, allowing us to flexibly capture more market share. We source this additional memory on a foundry basis primarily from Renesas Technology Corporation, or Renesas, and Samsung Electronics Corporation, or Samsung. This non-captive supply enables us to generate additional sales and profits even though the gross margin on our non-captive supply is significantly lower than the gross margin on our captive supply.

     Our controller wafers are currently supplied by Tower Semiconductor Ltd., or Tower, and United Microelectronics Corporation, or UMC.

     We sort and test our wafers at Toshiba, Tower, United Test Center, or UTC, and Ardentec Corporation and then ship to our third-party memory assembly subcontractors. We believe our use of subcontractors reduces the cost of our operations and gives us access to increased production capacity.

     Technology. We are known as a technology innovator. Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance and cost-effective flash memory storage products to address a variety of emerging markets. We have been actively involved in all aspects of this development, including flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms.

     Patents and Licenses. We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights and we receive royalties from the licensing of our patents at both the chip and card levels to third-party manufacturers of flash products. Royalty revenues comprise a significant portion of our total revenues and accordingly are a key source of funding for our research efforts.

Critical Accounting Policies & Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, stock compensation, contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.

     Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. At April 3, 2005 and March 28, 2004, deferred income, from sales to distributors and retailers was $120.5 million and $89.3 million, respectively. Estimated sales returns are provided for as a reduction to product revenue and were not material for any period presented in our consolidated financial statements.

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

     We have cross-license arrangements that include a guarantee of access to flash memory supply. We recognize license fees received on a straight-line basis over the life of the license, which corresponds to the term of the supply guarantees. We recognize no income associated with the license we receive back from the licensee because we have no vendor specific evidence as to the fair value of those rights. When we purchase product under our guaranteed capacity from our licensee, we recognize the gross profits from the sale of such goods in the ordinary manner and do not increase our license and royalty revenue because we have no vendor specific evidence of the fair value of the supply guarantee. At April 3, 2005 and March 28, 2004, deferred revenue from patent license agreements was $28.1 million and $32.6 million, respectively. The cost of revenues associated with patent license and royalty revenues was insignificant for each of the periods presented in our consolidated financials.

     We record estimated reductions to revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. Additionally, we have incentive programs that require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive. All sales incentive programs other than certain marketing development programs are recorded as an offset to product revenues. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense in compliance with the consensus reached by the Emerging Issues Task Force, or EITF, of the Financial Standards Accounting Board, or FASB, on issue 01-09.

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

     Valuation of Financial Instruments. Our short-term investments include investments in marketable equity and debt securities. Our investments in these securities are carried at market value, with any increases or decreases from cost, or amortized cost in the case of debt securities, being recorded as a component of other comprehensive income. We evaluate market conditions, offering prices, trends of earnings, price multiples and other key measures to determine whether declines in market value below cost, or amortized cost in the case of debt securities, is other-than-temporary. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

     We have the financial capability and the intent to hold our loans to the ventures with Toshiba until maturity and accordingly those loans are carried at cost and their value in our financial statements is not adjusted to market value.

     Deferred Tax Assets. We provide a valuation allowance against deferred tax assets if it is more likely than not that such an amount will not be realized. We carried a valuation allowance of $12.3 million on our deferred tax assets at April 3, 2005 and January 2, 2005, based on our view that it is more likely than not that we will not be able to take a tax benefit for unrealized capital losses on our investments in foundries.

     Foreign Currency. We determine the functional currency for our parent company and each of our subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the exchange rate in effect on the balance sheet date and are included in net income. We evaluate our foreign currency exposures and may enter into hedges or other risk mitigating arrangements in the future.

Results of Operations

	Quarter Ended
		% of		% of
	April 3, 2005	Revenue	March 28, 2004	Revenue
	(dollars in thousands)
Product revenues	$399,679	88.6%	$338,779	87.6%
License and royalty revenues	51,296	11.4%	48,151	12.4%

Total revenues	450,975	100.0%	386,930	100.0%
Cost of product revenues	251,188	55.7%	231,012	59.7%

Gross margins	199,787	44.3%	155,918	40.3%
Operating expenses
Research and development	45,947	10.2%	26,762	6.9%
Sales and marketing	24,597	5.5%	19,661	5.1%
General and administrative	15,724	3.5%	10,936	2.8%

Total operating expenses	86,268	19.1%	57,359	14.8%

Operating income	113,519	25.2%	98,559	25.5%
Non-operating income, net	4,761	1.1%	2,390	0.6%

Income before taxes	118,280	26.2%	100,949	26.1%
Provision for income taxes	(43,764)	-9.7%	(37,381)	-9.7%

Net income	$74,516	16.5%	$63,568	16.4%

     Product Revenues. Our first quarter 2005 product revenues were $399.7 million, an increase of 18% over $338.8 million in the first quarter of 2004. The increase in our product revenues was comprised of a 189% increase in the number of megabytes sold and a 59% decrease in our average selling price per megabyte. On a product line basis, year-over-year growth was particularly strong for USB flash drives, Memory Stick cards, our high performance Ultra and Extreme products, TransFlash for mobile phones, and MP3 players, all leading to diversification of our revenue base.

     Our top ten customers represented approximately 58% and 52% of our total revenues in the first quarters of 2005 and 2004, respectively. No customer exceeded 10% of total revenues in either of these quarters except Samsung in the first quarter of 2004.

     License and Royalty Revenues. Our first quarter 2005 license and royalty revenues were $51.3 million, an increase of 7% from $48.2 million in the first quarter of 2004. The increase in license and royalty income was primarily due to increased royalty bearing sales by our licensees.

     Gross Margins. Our product gross margin in the first quarter of 2005 was 37.2%, compared to 31.8% in the first quarter of 2004. The primary driver was the cost reduction generated by our transition to 90-nanometer technology partially offset by price decreases. We expect our gross margins for the remainder of fiscal year 2005 to be impacted by incremental costs associated with FlashVision’s 70-nanometer transition and the start-up of Flash Partners’ 300-millimeter production line.

     Research and Development. Our research and development expenses for the first quarters of 2005 and 2004 were $45.9 million or 10% of revenues and $26.8 million or 7% of revenues, respectively. Our research and development expense growth of 72% was primarily due to costs associated with the initial design and development of manufacturing process technology related to Flash Partners’ 300-millimeter production line, as well as increases in salaries and related expenses, outside services and information systems.

     Sales and Marketing. Our first quarter 2005 sales and marketing expenses were $24.6 million or 6% of revenues compared with $19.7 million or 5% of revenues in the first quarter of 2004. Our sales and marketing expense growth of 25% was primarily related to increased promotional and trade show expenses and commissions, all in support of our higher revenue base, partially offset by lower consulting fees and outside services.

     General and Administrative. Our first quarter 2005 general and administrative expenses were $15.7 million or 4% of revenues compared with $10.9 million or 3% of revenues in the first quarter of 2004. Our general and administrative expense growth of 44% primarily relates to increased costs for legal expenses , salary and related expenses, and information systems expenses, partially offset by lower bad debt expense.

     Non-Operating Income (Loss), net. Our first quarter 2005 net non-operating income was $4.8 million compared to $2.4 million in the first quarter of 2004. The increase in net non-operating income was primarily due to higher interest income as a result of higher cash balances and higher interest rates and the elimination of interest expense due to the conversion of our convertible debt in the fourth quarter 2004, partially offset by increased other than temporary charges related to investment in foundries.

     Provision for Income Taxes. Our first quarter 2005 effective tax rate was 37%, consistent with the first quarter of 2004. Our 2005 effective tax rate differs from the U.S. statutory tax rate primarily due to state tax expense, net of a federal benefit. Our future tax rate may be impacted by state taxes, our ability to realize tax benefits from capital losses and the geographic mix of our earnings.

     Cash Flows. Operating activities generated $134.3 million of cash during the first quarter of 2005. Contributors to the generation of cash from operations were net income of $74.5 million, non-cash adjustments to income for depreciation and amortization of $14.5 million, loss on investment in foundries of $4.0 million, increase in deferred taxes of $1.1 million, deferred income on shipments to distributors and retailers and deferred revenue of $38.4 million, accounts payable of $11.5 million, other current liabilities and other current liabilities to related parties of $4.6 million, decrease on prepaid expenses of $41.6 million. These were partially offset by increases in accounts receivable of $14.3 million and inventory balances of $27.4 million, decreases in accrued payroll and related expenses of $16.2 million. Operating activities generated $76.0 million of cash during the first quarter of 2004.

     Investing activities used $38.1 million of cash in the first quarter of 2005. We purchased short-term investments of $139.2 million, loaned $22.2 million to FlashVision, purchased $23.4 million of wafer manufacturing equipment to be used at Toshiba’s Yokkaichi Operations and purchased $6.8 million of other capital items. This use of cash was partially offset by proceeds from sale of short-term investments of $153.4 million. We used $80.2 million of cash for investing activities during the first quarter of 2004.

     Financing activities generated $11.3 million of cash in the first quarter of 2005, all from exercises of stock options and sales under our employee stock purchase plan. We generated $6.0 million of cash from financing activities during the first quarter of 2004.

Liquidity and Capital Resources

     Liquid Assets. At April 3, 2005, we had cash, cash equivalents and short-term investments of $1.4 billion. As of that date, the cost basis of our investment in 22.2 million UMC shares was $13.4 million and its market value was $13.5 million. As of April 3, 2005, we held 9.1 million Tower shares the book value and market value of which was $16.5 million. We have agreed not to dispose of 6.3 million of our 9.1 million Tower shares until 2006.

     Short-term Liquidity. As of April 3, 2005, our working capital balance was $1.6 billion. We do not expect any liquidity constraints in the next twelve months. During the next 12 months, we expect to expend approximately $45 million on additional loans to FlashVision, approximately $225 million on investments in Flash Partners, approximately $30 million on 200-millimeter semiconductor wafer manufacturing equipment to be installed at Toshiba’s Yokkaichi Operations and approximately $75 million on property and equipment (of which $4.1 million was committed as of April 3, 2005), which includes test equipment and other assets to be used in manufacturing.

     Long-term Requirements. Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business in the future. We may also make equity investments in other companies or engage in merger or acquisition transactions.

     Contingent Obligations. We agreed to reimburse Toshiba for 49.9% of losses it sustains under its guarantee of FlashVision’s operating lease with Mizuho bank. As of April 3, 2005, the maximum exposure for both us and Toshiba under that guarantee was 21.8 billion Japanese yen and our maximum exposure was 10.9 billion Japanese yen, or approximately $101 million, based upon the exchange rate at the end of the first fiscal quarter of 2005. See “Item 1. Note 7.”

     Toshiba Ventures. We own 49.9% of FlashVision, one of the business ventures with Toshiba. The terms of the FlashVision venture contractually obligate us to expand FlashVision’s capacity. Our total future investment commitment as of April 3, 2005, was estimated to be 4.7 billion Japanese yen, or approximately $44 million, to be loaned to FlashVision to fund the acquisition of new equipment and equipment to upgrade FlashVision’s production from 90-nanometers to 70-nanometers, and 2.9 billion Japanese yen, or approximately $27 million, for 200-millimeter semiconductor wafer manufacturing equipment to be installed at Toshiba’s Yokkaichi Operations.

     The terms of the FlashVision venture contractually obligate us to purchase half of FlashVision’s NAND wafer production output. This obligation is denominated in Japanese yen and is non-cancellable. We cannot estimate the total amount of this commitment as of April 3, 2005 because our price is determined by reference to the future cost to produce the semiconductor wafers; however, at that date the measurable portion of the Company’s take or pay commitment to FlashVision was $133.6 million. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to its parents are insufficient to cover such costs. As part of the FlashVision and Flash Partners agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. As of April 3, 2005, we had accrued liabilities related to those expenses of $6.1 million.

     We own 49.9% of Flash Partners, one of the business ventures with Toshiba. We are committed to purchase 50% of Flash Partners’ NAND flash memory product output at a price to be determined by reference to the future cost to produce the semiconductor wafers. We will incur substantial expenses related to initial design and development of manufacturing process technology and start-up costs for Fab 3.

     We guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligation to Mitsui Leasing & Development Co., Ltd. Our maximum exposure under the guarantee is 25.0 billion Japanese yen, or approximately $233 million, based upon the exchange rate at the end of the first fiscal quarter of 2005. As of April 3, 2005, Flash Partners had no outstanding lease obligations and under the Financial Accounting Standards Board’s Interpretation No. 45, Accounting for Guarantees, we concluded that the fair value of a guarantee was zero on that date. Subsequent to April 3, 2005, Flash Partners has drawn from the lease facility an equipment value of approximately 13.5 billion Japanese yen, of which our guarantee portion of 50% is approximately 6.75 billion Japanese yen or approximately $63 million, based upon the exchange rate at the end of the first fiscal quarter of 2005. We expect Flash Partners to draw down the entire amount of the lease facility in 2005.

     The terms of the Flash Partners venture contractually obligate us to expand Flash Partners’ capacity. Although we intend to expand Flash Partners capacity to 62,500 wafer starts per month and beyond, we and Toshiba have thus far only committed to expand its capacity to 21,500 wafer starts per month. We currently estimate the total equipment funding obligation at the 21,500 wafer starts per month level to be approximately 140.0 billion Japanese yen. Of this amount, we are obligated to fund 70.0 billion Japanese yen or approximately $641 million, based upon the exchange rate at the end of the first fiscal quarter of 2005, of which 25.0 billion Japanese yen, or approximately $233 million, is expected to be financed through the existing Flash Partners’ lease facility with Mitsui Leasing & Development. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which we may be obligated to guarantee in whole or in part.

Contractual Obligations and Off Balance Sheet Arrangements

     Our contractual obligations and off balance sheet arrangements at April 3, 2005, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 7 to our condensed consolidated financial statements included in Item 1.

Factors That May Affect Future Results

     Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others, the following:

•	the factors listed elsewhere under “Factors That May Affect Future Results”;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products;

•	decline in the average selling prices, net of promotions, for our products due to excess supply, competitive pricing pressures and strategic price reductions initiated by us or our competitors;

•	our license and royalty revenues may decline in the future as our existing license agreements expire;

•	timing of sell through by our distributors and retail customers;

•	continued development of new markets and products for NAND flash memory;

•	timing and volume of wafer production from our FlashVision and Flash Partners ventures and costs associated with the FlashVision and Flash Partners’ facilities;

•	increased purchases of flash memory products from our non-captive sources, which typically have lower gross margins than our captive sources;

•	difficulty in forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash memory, controllers, printed circuit boards and discrete components;

•	write-downs of our investments in fabrication capacity, other fixed assets, equity investments and prepaid wafer credits;

•	expensing of share-based compensation;

•	adverse changes in product and customer mix;

•	terrorist attacks, governmental responses to those attacks and natural disasters; and

•	changes in general economic conditions.

     Sales to a small number of customers represent a significant portion of our revenues and, if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Sales to our top 10 customers and licensees accounted for more than 58%, 55%, 48% and 45% of our total revenues during the first quarter of 2005 and the fiscal years of 2004, 2003 and 2002, respectively. If we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline in the future as our existing license agreements expire. Our sales are generally made by standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year to year as the market demand for our customers’ products changes.

     Our business depends significantly upon sales of products in the highly competitive consumer market, a significant portion of which are made to retailers and through distributors, and if our distributors and retailers are not successful in this market, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations. A significant portion of our sales are made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our distributors and retailers are not successful in this market, there could be substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell-through data varies throughout the retail channel, which makes it difficult for us to determine actual retail product revenues until after the end of each of our fiscal quarters. Our arrangements with our customers also provide them price protection against declines in our recommended selling prices, which has the effect of reducing our deferred revenue. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and therefore must rely on them to effectively sell our products over those of our competitors.

     Our average selling prices, net of promotions, may decline due to excess supply, competitive pricing pressures and strategic price reductions initiated by us or our competitors. The market for NAND flash products is competitive and characterized by rapid price declines. Price declines may be influenced by, among other factors, supply in excess of demand from existing or new competitors, technology transitions, including adoption of multi-level cell, or MLC, by other competitors, new technologies or strategic actions by competitors to gain market share. If our technology transitions and cost reductions fail to keep pace with the rate of price declines, our gross margin and operating results will be negatively impacted. For example, in the first quarter of 2005, we achieved significant cost benefits due to our transition to 90-nanometer technology. Now that this transition is nearly complete, we will not see significant incremental benefit from reduced geometries until we begin to achieve results from our 70-nanometer transition.

     Our revenue depends, in part, on the success of products sold by our OEM customers. A portion of our sales are to a number of OEMs, who bundle our flash memory products with their products, such as cameras or handsets. Our sales to these customers are dependent upon a particular OEM’s ability to create, introduce, market and sell these products successfully in their respective markets. Should our OEM customers be unsuccessful in selling their current or future products that include our product, or should they decide to discontinue bundling our products, our results of operation and financial condition could be harmed.

     The continued growth of our business depends on the development of new markets and products for NAND flash memory. Over the last several years, we have derived the vast majority of our revenue from the digital camera market. As this market begins to experience slower growth rates, our growth will be increasingly dependent on the development of new markets and new products for NAND flash memory. Specifically, one of the new markets that we are focused on is the handset market, in which feature phones are increasingly being designed to utilize NAND flash memory cards. There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies or our products, to enable us to continue our growth.

     We continually seek to develop new products and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products. We continually seek to develop new products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. Our new products may not gain market acceptance and we may not be successful in penetrating the new markets that we target, such as the digital audio player market or the consumable flash market with our Shoot and Store products. As we introduce new standards and new products, it will take time for these new standards and products to be adopted, for consumers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. For example, the digital still camera market is shifting away from use of CompactFlash memory cards to other form factors. If this decreased demand is not offset by increased demand for our other form factors or our new products, our results of operations could be harmed. Any new products or standards we develop may not be commercially successful.

     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large domestic and international companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. In addition, many semiconductor companies, including Samsung, have announced plans to bring up substantial new capacity of flash memory, including MLC flash memory. If the combined total new flash memory capacity exceeds the corresponding growth in demand, prices may decline dramatically, adversely impacting our results of operations and financial condition. In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND MLC flash memory technology.

     Our primary semiconductor competitors continue to include our historical competitors Renesas, Samsung and Toshiba. New competitors include Hynix Semiconductor, Inc., Infineon Technologies, A.G. or Infineon, Micron Technology, Inc., or Micron, and ST Microelectronics N.V., or ST Micro, who began shipping NAND or NAND-competitive memory in 2004. If any of these competitors increase their memory output, it will likely result in a decline in the prevailing prices for packaged NAND semiconductor components. Additionally, manufacturers of NOR flash memory, such as Intel Corporation, or Intel, and Spansion LLC, or Spansion, are attempting to use their flash memory for traditional NAND applications, both embedded and in data storage cards.

     We compete with flash memory card manufacturers and resellers. These companies purchase (or have a captive supply of) flash memory components and assemble memory cards. These companies include, among others, Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji Photo Film Co., Ltd., Hagiwara Sys-Com Co., Ltd., Hama Corporation, Inc., I/O Data Device, Inc., Infineon, Jessops PLC, Kingston Technology Company, Inc., Lexar Media, Inc., or Lexar, M-Systems, Matrix Semiconductor, Inc., or Matrix Semiconductor, Matsushita Battery Industrial Co., Ltd., Matsushita Electric Industries., Ltd., or Matsushita, which owns the Panasonic brand, Micron, Memorex Products, Inc., PNY Technologies, Inc., PQI Corporation, Pretec Electronics Corporation (USA), Renesas, Samsung, Sharp Electronics KK, or Sharp, Sony Corporation, Toshiba and Viking Components, Inc.

     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future sales revenues and may result in the loss of our key customers. Lexar introduced a line of flash cards bearing the Kodak brand name, which creates significant competition for our flash memory cards. In addition, other companies, such as Matrix Semiconductor, have announced products or technologies that may compete with our Shoot and Store products. Our TransFlash product faces competition from M-Systems and Samsung who have announced similar form factors and from Advanced Micro Devices, Inc., Intel, Samsung and Sharp who have competing embedded solutions. Our digital audio players face competition from similar products offered by other companies, including Apple Computer, Inc., or Apple,

Creative Technology, Ltd., iriver America, Inc., Rio Digital Networks North America, Inc., and Samsung. If our products cannot compete effectively, our market share and profitability will be adversely impacted.

     Furthermore, many companies are pursuing new or alternative technologies, such as nanotechnologies or microdrives, which may compete with flash memory. These new or alternative technologies may provide smaller size, higher capacity, reduced costs, lower power consumption or other advantages. If we cannot compete effectively, our results of operations and financial condition will suffer.

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

     We may not be able to successfully compete in the marketplace.

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

     Our obligation to purchase 50% of the output from the ventures with Toshiba would harm our business and results of operations if there were a downturn in the memory markets. The adverse effects include, among other things, significant decreases in our pricing of products, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investments in the ventures with Toshiba. Any future downturns could have a material adverse effect on our business, financial condition and results of operations.

     We depend on third-party foundries for silicon supply and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory card products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by the ventures with Toshiba and by Toshiba pursuant to our foundry agreement, and to a lesser extent by Renesas and Samsung. Any disruption in supply of flash memory from our captive or non-captive sources would harm our operating results. Currently, our controller wafers are only manufactured by Tower and UMC. Any disruption in the manufacturing operations of Tower or UMC would result in delivery delays, would adversely affect our ability to make timely shipments of our products and would harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take three or more quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all due to lack of capacity, natural disaster, power failure, labor unrest, their refusal to do business with us, their relationships with our competitors or other causes, we may lose potential sales and our business, financial condition and operating results may suffer. In addition, these risks are magnified at Toshiba’s Yokkaichi operations, where the ventures are operated and Toshiba’s foundry capacity is located. For example, earthquakes, as well as unrelated power outages, have resulted in production line stoppage and loss of wafers in Yokkaichi. Also, the Tower fabrication facility, from which we source controller wafers, is located in Israel, an area of political turmoil. Any disruption in supply from our silicon sources could significantly harm our business, financial condition and results of operations.

     Our actual manufacturing yields may be lower than our expectations resulting in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors. Yield problems may not be identified or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We have from time to time experienced adverse yields which have adversely affected our business and results of operations. We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product availability, which could harm our business, financial condition and results of operations. For example, in 2005, we expect to begin transitioning from 90-nanometer technology to 70-nanometer technology at FlashVision and expect to begin production of 300-millimeter wafers at the Flash Partners’ Fab 3 facility. If such production does not commence on a timely basis or if yields from the 70-nanometer FlashVision wafers or the 300-millimeter Flash Partners’ wafers do not improve as expected, our business, financial condition and results of operations will be harmed.

     In transitioning to new processes and products, we face production and market acceptance risks that have caused, and may in the future cause, significant product delays that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. Any material delay in development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

     We and Toshiba plan to continue to expand the wafer fabrication capacity of the FlashVision and Flash Partners business ventures in Japan and as we do so, we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results. We and Toshiba plan to make substantial investments in new capital assets to expand the wafer fabrication capacity of our FlashVision and Flash Partners business ventures in Japan. Each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs and pay our share of ongoing operating activities even if we do not achieve the planned output volume or utilize our full share of the expanded output, and these costs will impact our gross margins, results of operations and financial condition.

     Neither we nor Toshiba have operated 300-millimeter flash memory wafer manufacturing lines and there is no assurance that Flash Partners’ facility will perform as expected. We believe that our future success will continue to depend on the development and introduction of new generations of flash memory wafers, such as the 300-millimeter wafers to be produced by Flash Partners. These wafers are substantially larger in surface area and therefore more susceptible to new technological and manufacturing issues, such as mechanical and thermal stresses, than the current, mature 200-millimeter wafers that we use in production at Yokkaichi Fabs 1 and 2. Toshiba does not have prior experience in manufacturing 300-millimeter advanced NAND designs, nor in operating a new equipment set that has to be optimized to process 300-millimeter NAND wafers with competitive yields. Moreover, we have no experience in operating a wafer manufacturing line and we rely on Toshiba’s capability to operate and manage the Yokkaichi facilities. This reliance has increased with the commencement of operations at the Fab 3 facility, where the first pilot wafers have recently started processing. During the early stages of operating the new 300-millimeter wafer processing equipment, we expect the venture to generate a large number of test wafers and perform numerous process test splits that will increase our research and development expenses through most of 2005, prior to benefiting from more than limited production output from Fab 3, if any. Flash Partners’ facility may not perform as expected or be ready for volume production on time, and the cost to equip the facility may be significantly more than planned. Samsung, the world’s largest NAND flash memory manufacturer, already has experience manufacturing 300-millimeter wafers with 90-nanometer feature sizes. Also, Samsung is licensed under our patents to use MLC technology, which further enhances its manufacturing capabilities, and has announced plans to begin ramping NAND/MLC production at its wafer fabrication facilities in the second half of 2005. Samsung may be able to produce product at a lower cost than we can and increase their market share, thus adversely affecting our operating results and financial condition.

     We have a contingent indemnification obligation for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement and have environmental and intellectual property indemnification as well as guarantee obligations with respect to Flash Partners. Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of April 3, 2005 were 21.8 billion Japanese yen. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs.

     We have guaranteed up to 25.0 billion Japanese yen, or approximately $233 million, of Flash Partners’ obligations to third-party lessors. Flash Partners had not drawn any amounts under the lease facility as of the end of the first quarter of 2005. Subsequent to the end of the first quarter, Flash Partners drew approximately 13.5 billion Japanese yen and intends to draw the entire existing lease facility in the remainder of fiscal 2005. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which we may guarantee in whole or in part.

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

     From time to time, we overestimate our requirements and build excess inventories, and underestimate our requirements and have a shortage of supply, both of which harm our financial results. The majority of our products are sold into consumer markets, which are difficult to accurately forecast. Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products. Our international customers submit these reports on a monthly, not weekly, basis making it more difficult to accurately forecast demand. We have in the past significantly over-forecasted and under-forecasted actual demand for our products. The failure to accurately forecast demand for our products will result in lost sales or excess inventory both of which will have an adverse effect on our business, financial condition and results of operations.

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

     We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for our wafer testing, packaged memory final testing, product assembly, product testing and order fulfillment. We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. We do not have exclusive relationships with any of our subcontractors and therefore cannot guarantee that they will devote sufficient resources to manufacturing our products. We cannot, and will not, be able to directly control product delivery schedules. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers. In these arrangements we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.

     We are exposed to foreign currency risks. Many of our purchases of NAND flash memory from the Toshiba venture and our investments in those ventures are denominated in Japanese yen. Additionally, we expect over time to increase the percentage of our sales denominated in currencies other than the U.S. dollar. Management of these foreign exchange exposures and the hedging mechanisms used to mitigate these exposures is complicated and if we do not successfully manage our foreign exchange exposures, our business, results of operations and financial condition could be harmed.

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

     Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our operations. Our operations, including those of our suppliers and subcontractors, are concentrated in Sunnyvale, California, Yokkaichi, Japan, Taichung and Hsinchu, Taiwan and Dongguan, Shenzen and Shanghai, China. In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis and typhoons, and some areas have been affected by epidemics, such as SARS. If a natural disaster or epidemic were to occur in one or more or these areas, our disaster recovery processes may not provide adequate business continuity. In addition, we do not have insurance for most natural disasters, including earthquakes. This could harm our business and results of operations.

     We may be unable to protect our intellectual property rights, which would harm our business, financial condition and results of operations. We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant disputes regarding our intellectual property rights and those of others, including claims that we may be infringing third parties’ patents, trademarks and other intellectual property rights. We expect that we may be involved in similar disputes in the future. We cannot assure you that:

•	any of our existing patents will not be invalidated;

•	patents will be issued for any of our pending applications;

•	any claims allowed from existing or pending patents will have sufficient scope or strength;

•	our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage; or

•	any of our products or technologies do not infringe on the patents of other companies.

     In addition, our competitors may be able to design their products around our patents and other proprietary rights.

     Several companies have recently entered or announced their intentions to enter the flash memory market, and we believe these companies may require a license from us. Enforcement of our rights may require litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully countersue us for infringement of their patent or assert a counterclaim that our patents are invalid or unenforceable. If we did not prevail as a defendant in patent infringement case, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the infringing technology.

     We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, and we have agreed to indemnify various suppliers and customers for alleged patent infringement, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We may not be successful in redesigning our products, the necessary licenses may not be available under reasonable terms, our existing licensees may not renew their licenses upon expiration and we may not be successful in signing new licensees in the future.

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

     We are currently and may in the future be involved in litigation, including litigation regarding our intellectual property rights or those of third parties, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings which could materially harm our business. We are involved in a number of lawsuits, including among others, several cases involving our patents and the patents of third parties. We are the plaintiff in some of these actions and the defendant in other of these actions. Some of the actions seek injunctions against the sale of our products and/or substantial monetary damages, which if granted or awarded, could have a material adverse effect on our business, financial condition and results of operations.

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

     We have been, and expect to continue to be, subject to claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. From time to time we have sued, and may in the future sue, third parties in order to protect our intellectual property rights. Parties that we have sued and that we may sue for patent infringement may countersue us for infringing their patents. If we are held to infringe the intellectual property of others, we may need to spend significant resources to develop non-infringing technology or obtain licenses from third parties, but we may not be able to develop such technology or acquire such licenses on terms acceptable to us or at all. We may also be required to pay significant damages and/or discontinue the use of certain manufacturing or design processes. In addition, we or our suppliers could be enjoined from selling some or all of our respective products in one or more geographic locations. For example, there is litigation pending between our competitor Lexar and Toshiba, in which Lexar has recently requested a permanent injunction to prevent the importation of chips or cards manufactured by Toshiba or Flash Vision. Although we believe there is no legal basis for such an injunction, if the court were to issue an injunction, our business could be significantly harmed. If we or our suppliers are enjoined from selling any of our respective products or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business would be harmed.

     Moreover, from time to time we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys’ fees. We may from time to time be engaged in litigation as a result of these indemnification obligations. Third party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may have a material adverse effect on our business, financial condition and results of operations. For additional information concerning legal proceedings, see Part II, Item 1, “Legal Proceedings.”

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

     Tower Semiconductor’s Financial Situation is Challenging. Tower supplies a significant portion of our controller wafers from its Fab 2 facility and is currently a sole source of supply for some of our controllers. Tower’s Fab 2 is operational but has not been completed and a continued supply of controllers to us from Tower on a cost-effective basis may be dependent on this completion. Tower’s completion of the equipment installation, technology transfer and ramp-up of production at Fab 2 is dependent upon Tower (a) having sufficient funds to complete the Fab 2 project; (b) meeting the conditions to receive Israeli government grants and tax benefits approved for Fab 2; and (c) obtaining the approval of the Israeli Investment Center to extend the five-year investment period under its Fab 2 approved enterprise program. In addition, Tower is required to comply with financial ratios and covenants to avoid being in default under its amended bank credit agreements. If Tower is unable to satisfy these requirements, we will be forced to source our controllers from another supplier and our business, financial condition and results of operations may be harmed. Specifically, our ability to supply a number of products would be disrupted until we were able to transition manufacturing and qualify a new foundry with respect to controllers that are currently sole sourced at Tower, which could take three or more quarters to complete.

     We have recognized cumulative losses of approximately $48.0 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.2 million of losses on our warrant to purchase Tower ordinary shares as of April 3, 2005. Of the approximately 9.1 million Tower ordinary shares we own, we have agreed not to sell approximately 6.3 million shares until on or after January 29, 2006. It is possible that we will record further write-downs of our investment, which was carried on our consolidated balance sheet at $16.5 million as of April 3, 2005, which would harm our results of operations and financial condition.

     Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market price of our stock has fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, including future announcements concerning us, our competitors or principal customers regarding financial results, technological innovations, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

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

     Our success depends on key personnel, including our executive officers, the loss of whom could disrupt our business. Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, president and chief executive officer. We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time. Our success will also depend on our ability to recruit additional highly skilled personnel. We may not be successful in hiring or retaining key personnel and our key personnel may not remain employed with us.

     We expect to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding the ventures with Toshiba, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our investments in Flash Partners and FlashVision for at least the next twelve months, however, we expect to raise additional funds, including funds to meet our obligations with respect to Flash Partners and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time to time, we may decide to raise additional funds through public or private debt, equity or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock or debt securities. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, fulfill our obligations to Flash Partners, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

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

     Changes in securities laws and regulations have increased our costs; further, in the event we are unable to satisfy regulatory requirements relating to internal control, or if our internal control over financial reporting is not effective, our business could suffer. The Sarbanes-Oxley Act of 2002 that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs, and has made some activities more difficult, such as stockholder approval of new option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of that law regarding internal control over financial reporting. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.

     In connection with our certification process under Section 404 of the Sarbanes-Oxley Act of 2002, we have identified and will from time to time identify a number of deficiencies in our internal control over financial reporting. We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness. Furthermore, we may not be able to implement enhancements on a timely basis in order to prevent a failure of our internal controls or enable us to furnish future unqualified certifications. A material weakness or deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Please refer to our Form 10-K for the year ended January 2, 2005.

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

     On October 15, 2004, we filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04-04379JF. The complaint alleges that STMicro’s products infringe one of our U.S. patents and seeks damages and an injunction. The complaint further seeks a declaratory judgment that we do not infringe several of STMicro’s U.S. patents. By order dated January 4, 2005, the court stayed our claim that STMicro infringes our patent pending an outcome in the ITC action (discussed below). On January 20, 2005, the court issued an order granting STMicro’s motion to dismiss the declaratory judgment causes of action. We have filed a notice of appeal of this decision.

     On February 4, 2005, STMicro filed two complaints for patent infringement against us in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4-05CV44, and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4-05CV45, respectively. The complaints seek damages and injunctions against unspecified SanDisk products. On April 22, 2005, we filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. in the Civil Case 4-05CV45 proceeding. The counterclaims seek damages and injunctive relief against STMicroelectronics N.V. and STMicroelectronics, Inc. flash memory products.

     On October 15, 2004, we filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission, naming STMicroelectronics N.V. and STMicroelectronics, Inc. as respondents. In the complaint, we allege that STMicro’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ‘338 patent), and seek an order excluding their products from importation into the United States. In the complaint, we allege that STMicro’s NAND flash memory infringes the ‘338 patent and seeks an order excluding their products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. Section 1337 against STMicro in response to our complaint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit
Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(2)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(3)

3.4	Restated Bylaws of the Registrant, as amended to date.(4)

3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(5)

3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(6)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(1), (2),(3)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(6)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(2)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(4)	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.

(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/ A dated April 18, 1997.

(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)

Dated: May 13, 2005	By:	/s/ Judy Bruner

Judy Bruner Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(2)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(3)

3.4	Restated Bylaws of the Registrant, as amended to date.(4)

3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(5)

3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(6)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(1), (2),(3)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(6)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(2)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(4)	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.

(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/ A dated April 18, 1997.

(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.