Form 10-Q
period 2005-07-03
SANDISK CORP
filed 2005-08-12
CIK 1000180

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
       (Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock as of July 3, 2005.

Common Stock, $0.001 par value	181,750,930

Class	Number of shares

SanDisk Corporation

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3,	January 2,
	2005	2005*
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$581,089	$463,795
Short-term investments	870,531	859,175
Investments in foundries	19,569	20,398
Accounts receivable, net	242,498	194,535
Inventories	229,593	196,422
Deferred tax asset	91,744	83,150
Other current assets	80,439	62,653

Total Current Assets	2,115,463	1,880,128
Property and equipment, net	177,341	147,231
Investment in foundries	7,900	14,377
Investments in FlashVision	168,349	178,681
Investments in Flash Partners	21,927	24,192
Deferred tax asset	9,265	1,861
Other receivable	16,876	22,501
Note receivables, related party	53,277	35,413
Other non-current assets	16,263	15,796

Total Assets	$2,586,661	$2,320,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$113,105	$82,974
Accounts payable to related parties	63,311	48,115
Deferred income on shipments to distributors and retailers and deferred revenue	176,532	90,307
Accrued payroll and related expenses	32,390	41,786
Income taxes payable	28,406	39,139
Research and development liability, related party	6,300	5,549
Other accrued liabilities	41,356	45,584

Total Current Liabilities	461,400	353,454
Deferred revenue and other liabilities	22,232	26,576

Total Liabilities	483,632	380,030
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock and capital in excess of par value	1,431,640	1,406,553
Retained earnings	665,252	520,240
Accumulated other comprehensive income	11,056	18,893
Deferred compensation	(4,919)	(5,536)

Total Stockholders’ Equity	2,103,029	1,940,150

Total Liabilities and Stockholders’ Equity	$2,586,661	$2,320,180

*Information derived from the audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Revenues:
Product	$453,762	$391,327	$853,441	$730,106
License and royalty	61,134	41,961	112,430	90,112

Total revenues	514,896	433,288	965,871	820,218
Cost of product revenues	300,797	254,635	551,985	485,647

Gross profits	214,099	178,653	413,886	334,571
Operating expenses:
Research and development	61,404	32,468	107,351	59,230
Sales and marketing	27,034	24,942	51,631	44,603
General and administrative	19,617	10,912	35,341	21,848

Total operating expenses	108,055	68,322	194,323	125,681

Operating income	106,044	110,331	219,563	208,890
Equity in (loss) income of business ventures	(360)	(233)	(55)	414
Interest income	9,710	4,240	17,694	8,200
Interest expense	—	(1,687)	—	(3,375)
Gain (loss) on investment in foundries	(5,224)	22	(9,253)	(551)
Other income (expense), net	1,728	(361)	2,229	(317)

Total other income (expense), net	5,854	1,981	10,615	4,371

Income before provision for income taxes	111,898	112,312	230,178	213,261
Provision for income taxes	(41,402)	(41,701)	(85,166)	(79,082)

Net income	$70,496	$70,611	$145,012	$134,179

Net income per share (see Note 6):
Basic	$0.39	$0.44	$0.80	$0.83
Diluted	$0.37	$0.38	$0.76	$0.72
Shares used in computing net income per share (see Note 6):
Basic	181,469	161,756	181,050	161,481
Diluted	190,256	188,745	190,127	189,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	July 3,	June 27,
	2005	2004
Cash flows from operating activities:
Net income	$145,012	$134,179
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	1,076	517
Loss on investment in foundries	9,253	551
Depreciation and amortization	29,413	16,602
Provision for doubtful accounts	(163)	2,270
FlashVision wafer cost adjustment	(2,171)	(641)
Other non-cash charges	5,514	961
Changes in operating assets and liabilities:
Accounts receivable	(47,800)	(16,851)
Inventories	(33,171)	(46,591)
Other current assets	(12,175)	(2,107)
Other non-current assets	(3,066)	4,359
Accounts payable	30,132	(9,907)
Accrued payroll and related expenses	(9,395)	285
Income taxes receivable/payable	(13,900)	(28,146)
Other current liabilities, related parties	15,947	8,170
Other accrued liabilities	(4,228)	211
Deferred income on shipments to distributors and retailers and deferred revenue	83,017	19,766
Other non-current liabilities	182	776

Total adjustments	48,465	(49,775)

Net cash provided by operating activities	193,477	84,404

Cash flows from investing activities:
Purchases of short-term investments	(295,582)	(644,407)
Proceeds from sale of short-term investments	281,608	482,070
Acquisition of property and equipment, net	(56,218)	(29,818)
Notes receivable from FlashVision	(22,222)	(21,637)

Net cash (used in) investing activities	(92,414)	(213,792)

Cash flows from financing activities:
Issuance of common stock under employee programs	15,853	8,873

Net cash provided by financing activities	15,853	8,873

Effect of changes in foreign currency exchange rates on cash	378	—

Net increase in cash and cash equivalents	117,294	(120,515)
Cash and cash equivalents at beginning of the year	463,795	734,479

Cash and cash equivalents at end of the year	$581,089	$613,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of July 3, 2005, and the results of operations for the three and six months ended July 3, 2005 and June 27, 2004 and cash flows for the six months ended July 3, 2005 and June 27, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent annual report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company’s results of operations for the three and six months ended July 3, 2005 and cash flows for the six months ended July 3, 2005 are not necessarily indicative of results that may be expected for the fiscal year ending January 1, 2006, or for any future period.
     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30. The second quarters of fiscal 2005 and 2004 ended on July 3, 2005 and June 27, 2004, respectively. Fiscal year 2005 is 52 weeks long and ends on January 1, 2006. Fiscal year 2004 was 53 weeks long and ended on January 2, 2005.
     Organization and Nature of Operations. SanDisk Corporation was incorporated in Delaware on June 1, 1988. The Company designs, develops and markets flash memory devices used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory devices.
     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. As required under Financial Interpretation No. 46, or FIN 46, Accounting for Variable Interest Entities, the Company also has consolidated a company as to which it is the primary beneficiary within the meaning of FIN 46. See Note 8, “Business Ventures and Strategic Investments.”
     Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, stock compensation, contingencies and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Actual results will differ from these estimates.
     Foreign Currency. Many of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. For those subsidiaries whereby the functional currency is the local currency, gains and losses arising from translation adjustments are included in other comprehensive income and as accumulated other comprehensive income. Monetary balance sheet items denominated in a currency other than the applicable functional currency are revalued using the exchange rate in effect on the balance sheet date and the gain or loss on revaluation is included in net income.
     Recent Accounting Pronouncements. The Financial Accounting Standards Board, or FASB, adopted a revised Statement of Financial Accounting Standards No. 123, or SFAS 123R, Share Based Payments, with an effective date of June 15, 2005. In April 2005, the SEC amended the effective date of SFAS 123R, whereby the Company will now be required to adopt this standard for the Company’s first fiscal year beginning after June 15, 2005. Assuming there is no further delay in the effective date of this standard and no change in FASB’s requirements, the Company will adopt

SFAS 123R in the first quarter of 2006 and currently does not expect to restate prior periods to conform with the new accounting standard. SFAS 123R will require the Company to recognize an expense based on the fair value of all share based payments to employees, including grants of options to buy shares of the Company’s common stock. The Company is unable to estimate the effect of adopting SFAS 123R because the actual amount will be determined by reference to inputs to its option pricing model at the time of future share based compensation awards. Adoption of SFAS 123R is expected to increase the Company’s operating expenses.
     The FASB adopted Statement of Financial Accounting Standards No. 151, or SFAS 151, Inventory Costs, an Amendment to ARB No. 43, with an effective date of June 15, 2005. SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the applicable production facility. As permitted by SFAS 151, the Company adopted SFAS 151 at the beginning of fiscal 2005 and its adoption did not have a material effect on the Company’s reported results of operations.
     In May 2005, the FASB issued Financial Accounting Standards No. 154, or FAS 154, Accounting Changes and Error Corrections. FAS 154 replaces Accounting Pronouncement Board Opinion No. 20, or APB 20, Accounting Changes, and Financial Accounting Standards No. 3, or FAS 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the application of the new accounting principle. The statement will require the retrospective application of the impact of the direct effect of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimates. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and requires prospective application. The Company will adopt this standard on January 2, 2006 and currently does not anticipate that it will have a material effect on its financial statements or disclosures.
     The Emerging Issues Task Force, or EITF, delayed the effectiveness of a portion of the EITF consensus on Issue 03-01, or EITF 03-01, The Meaning of Other Than Temporary Impairment. The delayed portions of the consensus on EITF 03-01 would require recognition of an other than temporary impairment of a debt instrument based on interest rate changes, sector credit ratings and company specific changes that do not result in the conclusion that non-collection of principal or interest is probable. Had EITF 03-01 been effective for the first quarter of 2005, the Company does not believe it would have had a material effect on its financial condition or results of operations.
2. Stock Based Compensation
     The Company makes awards to its employees under various employee stock plans. The Company accounts for awards under its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees, and the FASB’s Financial Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123 Accounting for Stock-Based Compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and other related guidance.
     In accordance with APB 25, the Company generally does not recognize compensation expense with respect to shares issued under its employee stock purchase plan and options granted to employees and directors under its stock incentive plan, collectively referred to as “options.” The Company’s stock incentive plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees and directors, subject to certain restrictions, and for which compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period.
     The following table summarizes relevant information as if the fair value recognition provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, had been applied to all stock-based awards (see Note 6, “Net Income Per Share”). For purposes of this pro forma disclosure, the fair value of the options is estimated using a Black-Scholes-Merton option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$70,496	$70,611	$145,012	$134,179
Fair value method expense, net of related tax(1)	(10,396)	(10,325)	(20,707)	(19,532)

Pro forma net income	$60,100	$60,286	$124,305	$114,647
Pro forma basic net income per share	$0.33	$0.37	$0.69	$0.71
Pro forma diluted net income per share	$0.32	$0.33	$0.65	$0.62

(1)	Stock-based compensation included in reported net earnings less stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects.
     During the fourth quarter of fiscal 2004, the Company reviewed both the actual volatility in the trading market for its common stock and the implied volatility of tradable forward call options to purchase shares of its common stock as part of its efforts to make a thorough and accurate estimate of volatility to use in valuing share based compensation. Based on such review, the Company revised the volatility factor it used to estimate the fair value of stock based compensation awarded during the fourth quarter of year ended January 2, 2005 to be based on historical volatilities and implied forward volatilities. Prior to the fourth quarter of year ended January 2, 2005, the Company estimated future volatility solely based on historical stock volatility. Estimated volatility is one of the inputs used in the Black-Scholes-Merton model currently used by the Company to make a reasonable estimate of the fair value of options granted under the Company’s stock plans and the rights to purchase shares under the Company’s employee stock purchase plan.

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Per share weighted-average fair value of options granted	$12.14	$15.62	$11.83	$23.29
     The value of options granted was estimated on the date of grant using the following weighted-average assumptions:

	July 3, 2005	June 27, 2004
Dividend yield	None	None
Expected volatility	0.52	0.91
Risk-free interest rate	3.87%	3.33%
Expected lives	4.7 years	5 years
     The pro forma net income and pro forma net income per share amounts listed above include expenses related to the Company’s employee stock purchase plans. The fair value of grants under the employee stock purchase plans was estimated on the first date of the purchase period, with the following weighted-average assumptions:

	July 3, 2005	June 27, 2004
Dividend yield	None	None
Expected volatility	0.42	0.57
Risk-free interest rate	2.77%	3.30%
Expected lives	1/2 year	1/2 year

     A summary of activity under all stock incentive plans follows (shares in thousands):

	Total Available		Weighted
	for Future	Total	Average
	Grant/Issuance	Outstanding	Exercise Price
Balance at December 28, 2003	16,162	19,392	$11.21

Granted	(6,617)	6,617	$31.58
Automatic share increase	7,337	—	—
Exercised	—	(2,320)	$8.21
Canceled	1,057	(1,057)	$20.93

Balance at January 2, 2005	17,939	22,632	$17.02

Granted	(5,052)	5,052	$24.28
Automatic share increase	8,206	—	—
Plan termination	(21,800)	—	—
Initial reserve under 2005 stock incentive plan	5,700	—	—
Exercised	—	(1,656)	$8.01
Canceled	397	(397)	$23.86

Balance at July 3, 2005	5,390	25,631	$18.94

3. Warranty
     The Company’s warranty activity was as follows (in thousands):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Balance, beginning of period	$10,332	$4,958	$11,380	$3,694
Additions charged to costs of revenue, net	3,909	6,032	4,488	9,140
Usage	(2,516)	(1,017)	(4,143)	(2,861)

Balance, end of period	$11,725	$9,973	$11,725	$9,973

     The majority of the Company’s products are warrantied for one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice, at which time the earnings process is complete. The Company’s warranty obligation is affected by product failure rates and repair or replacement costs incurred in supporting a product failure.
4. Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. The Company’s inventory impairment charges permanently establish a new cost basis and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. Rather these amounts reverse into income only if and when the inventory is sold.
     Inventories were as follows (in thousands):

	July 3, 2005	January 2, 2005
Inventories:
Raw material	$91,844	$53,681
Work-in-process	27,279	23,508
Finished goods	110,470	119,233

Total Inventories	$229,593	$196,422

     In the three and six months ended July 3, 2005 and June 27, 2004, the Company sold approximately $9.7 million, $14.9 million, $2.7 million and $4.9 million, respectively, of inventory that had been fully written-off in previous periods.

5. Accumulated Other Comprehensive (Loss) Income
     Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the Company’s investments in United Microelectronics, Inc., or UMC, as well as currency translation adjustments relating to local currency denominated subsidiaries and equity investees.

	July 3, 2005	January 2, 2005
	(in thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$(3,350)	$(2,332)
Available-for-sale investment in foundries	1,670	457
Cumulative currency translation	12,736	20,768

Total accumulated other comprehensive income	$11,056	$18,893

     Comprehensive income is as follows:

	Three months ended		Six months ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(in thousands)
Net income	$70,496	$70,611	$145,012	$134,179
Unrealized income (loss) on available-for-sale investment in foundries	1,675	(8,415)	1,213	(8,815)
Unrealized income (loss) on available-for-sale short-term investments	965	(2,708)	(1,018)	(2,530)
Currency translation income (loss)	(4,224)	(1,088)	(8,032)	385

Comprehensive net income	$68,912	$58,400	$137,175	$123,219

6. Net Income per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Numerator for basic net income per share:

Net income, as reported	$70,496	$70,611	$145,012	$134,179

Denominator for basic net income per share:

Weighted average common shares outstanding	181,469	161,756	181,050	161,481

Basic net income per share	$0.39	$0.44	$0.80	$0.83

Numerator for diluted net income per share:

Net income, as reported	$70,496	$70,611	$145,012	$134,179
Tax-effected interest and bond amortization expense attributable to convertible subordinated notes	—	1,208	—	2,410

Net income assuming conversion	$70,946	$71,819	$145,012	$136,589

Denominator for basic net income per share:

Weighted average common shares outstanding	181,469	161,756	181,050	161,481

Incremental common shares attributable to exercise of outstanding employee stock options (assuming proceeds would be used to purchase common stock)	8,787	10,713	9,077	11,343
Weighted convertible subordinated debentures	—	16,276	—	16,276

Shares used in computing diluted net income per share	190,256	188,745	190,127	189,100

Diluted net income per share	$0.37	$0.38	$0.76	$0.72

     Basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share includes the dilutive effects of stock options, warrants, and convertible securities. For the three and six months ended July 3, 2005 and June 27, 2004, options to purchase 6,038,067, 6,013,628, 6,458,253 and 5,851,188 shares of common stock, respectively, have been omitted from the diluted net income per share calculation because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.
7. Commitments, Contingencies and Guarantees
Commitments
     FlashVision. The Company has a 49.9% ownership position in FlashVision, a business venture with Toshiba Corporation, or Toshiba, formed in 2000 to produce NAND flash memory products. FlashVision operates in two of Toshiba’s 200-millimeter wafer fabrication facilities, located in Yokkaichi, Japan. The Company accounts for this investment under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase half of FlashVision’s NAND wafer production output. The Company cannot estimate the total amount of this commitment as of July 3, 2005, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover such costs.
     As of July 3, 2005, the Company had notes receivable from FlashVision of 6.0 billion Japanese yen, or approximately $53 million based upon the exchange rate at July 3, 2005. These notes are secured by the equipment purchased by FlashVision using the note proceeds. The Company expects to advance to FlashVision an additional 2.9 billion Japanese yen, or approximately $26 million based upon the exchange rate at July 3, 2005, in order to complete the transition to 70-nanometer technology.

     The Company purchased approximately $102.9 million of capital equipment, of which $39.5 million was purchased during the three months ended July 3, 2005, based on the exchange rate in effect when the assets were acquired. Additionally, the Company has committed to purchase up to approximately 0.8 billion Japanese yen, or approximately $8 million based upon the exchange rate at July 3, 2005, of additional capital equipment. All of this capital equipment will be held at FlashVision and the Company will receive 100% of the output from this equipment on terms substantially similar to the terms for FlashVision output.
     Flash Partners. The Company has a 49.9% ownership position in Flash Partners, a business venture with Toshiba, formed in 2004 to produce NAND flash memory products at a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase half of Flash Partners’ NAND flash memory product output. The Company cannot estimate the total amount of this commitment as of July 3, 2005, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover such costs.
     The terms of the Flash Partners venture contractually obligate the Company and Toshiba to expand Flash Partners’ capacity. Although the Company and Toshiba intend to expand Flash Partners capacity to 62,500 wafer starts per month and beyond, the Company and Toshiba have thus far only committed to expand Flash Partners’ capacity to 30,000 wafer starts per month. The Company currently estimates the total equipment funding obligation at the 30,000 wafer starts per month level to be approximately 175 billion Japanese yen. Of this amount, the Company is obligated to fund 87.5 billion Japanese yen or approximately $783 million based upon the exchange rate at July 3, 2005, of which 25 billion Japanese yen, or approximately $224 million based upon the exchange rate at July 3, 2005, is expected to be financed through the existing Flash Partners’ operating lease facility with Mitsui Leasing & Development Co., Ltd., and other financial institutions, as described in “Off Balance Sheet Liabilities — Flash Partners” below. As of July 3, 2005, Flash Partners had drawn approximately 13.5 billion Japanese yen, or approximately $121 million based on the exchange rate at July 3, 2005, and intends to draw the entire existing operating lease facility in the remainder of fiscal 2005. The Company had guaranteed Flash Partners’ obligation of approximately 6.8 billion Japanese yen, or approximately $61 million based upon the exchange rate at July 3, 2005. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be obligated to guarantee in whole or in part.
     In addition, as a part of the FlashVision and Flash Partners venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. In 2004, the Company and Toshiba increased the maximum quarterly amounts the Company may be required to pay under these agreements and clarified the allocation methodologies for direct research and development costs. As of July 3, 2005, the Company had accrued liabilities related to these expenses of $6.3 million.
     Toshiba Foundry. The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of the Company’s foundry agreement with Toshiba, the Company is required to provide Toshiba with a purchase order commitment based on a six-month rolling forecast.
     Business Ventures and Foundry Arrangement with Toshiba. Purchase orders placed under the Toshiba ventures and foundry arrangement with Toshiba relating to the first three months of the six-month forecast are binding and cannot be cancelled. At July 3, 2005, approximately $94.3 million of non-cancelable purchase orders for flash memory wafers were outstanding to FlashVision, Flash Partners and Toshiba.
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

Off Balance Sheet Liabilities
     FlashVision. FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese yen in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of July 3, 2005, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 10.2 billion Japanese yen, or approximately $91 million based upon the exchange rate at July 3, 2005.
     Flash Partners. As described in “Commitments — Flash Partners” above, Flash Partners intends to sell and lease-back from a consortium of financial institutions approximately one-half of its tools. In December 2004, Flash Partners entered into a master lease agreement providing for up to 50.0 billion Japanese yen of original lease obligations. As of July 3, 2005, approximately 13.5 billion Japanese yen, or approximately $121 million based upon the exchange rate at July 3, 2005, had been borrowed against the original 50.0 billion Japanese yen lease obligation and Flash Partners intends to draw the entire existing operating lease facility in the remainder of fiscal 2005. The Company and Toshiba have each guaranteed, on a several basis, 50 percent of Flash Partners’ obligations under the master lease agreement. Flash Partners will draw individual tranches under the lease agreements during 2005 and each individual draw will have a four-year or five-year term as agreed by Flash Partners and the lessors. Lease payments are due quarterly. At the end of the lease term, Flash Partners has the option of purchasing the tools at a percentage of their original sales price to the lessors. The fair value of the Company’s guarantee of Flash Partners’ lease obligation was insignificant at inception of the guarantee. In addition, Flash Partners expects to secure additional equipment lease facilities over time. See Note 10, “Subsequent Events.”
Guarantees
     Indemnification Agreements. The Company has historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of July 3, 2005, no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of July 3, 2005 or January 2, 2005, as this liability is not reasonably estimable even though liability under these agreements is not remote.
     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Partners for, environmental remediation costs or liability resulting from Flash Partners’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Partners infringe third party patents. In 2004, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facility in which Flash

Partners operations are located to establish a baseline for evaluating future environmental conditions. The Company has not made any indemnification payments under any such agreements and as of July 3, 2005, no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     See also “Off Balance Sheet Liabilities” above.
Contractual Obligations and Off Balance Sheet Arrangements
     The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at July 3, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

			Less than	1 — 3 Years	3 — 5 Years	More than 5
			1 Year	(Fiscal	(Fiscal	Years
			(6 months	2006 and	2008 and	(Beyond
	Total		2005)	2007)	2009)	Fiscal 2009)
CONTRACTUAL OBLIGATIONS:
Operating leases	$4,629		$1,825	$2,549	$205	$50
FlashVision, fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	412,028		75,794	195,354	120,385	20,495
Flash Partners fabrication capacity expansion and start-up costs, and reimbursement for certain other costs including depreciation	1,081,270		57,504	549,581	266,954	207,231
Toshiba research and development	90,000		11,000	50,000	29,000	—
Capital equipment purchases commitments	30,871		28,739	2,132	—	—
Operating expense commitments	46,816		46,816	—	—	—
Non-cancelable production purchase commitments	355,089	(1)	355,089	—	—	—

Total contractual cash obligations	$2,020,703		$576,767	$799,616	$416,544	$227,776

As of
July 3, 2005
OFF BALANCE SHEET ARRANGEMENTS:
Indemnification of FlashVision foundry equipment lease (2)	$91,212
Guarantee of Flash Partners lease (3)	$60,507

(1)	Amounts are denominated in Japanese yen, are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at July 3, 2005.

(2)	The Company’s contingent indemnification obligation is 10.2 billion Japanese yen, or approximately $91 million based upon the exchange rate at July 3, 2005.

(3)	The Company’s guarantee obligation is 6.8 billion Japanese yen, or approximately $61 million based upon the exchange rate at July 3, 2005.

     The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2010. Future minimum lease payments under real estate operating leases at July 3, 2005 were as follows (in thousands):

Fiscal Year Ending:
2005	$1,794
2006	1,978
2007	243
2008	87
2009	94
2010	48

Total	$4,244

     The Company had foreign exchange contract lines in the amount of $400.0 million at July 3, 2005. Under these lines, the Company may enter into forward foreign exchange contracts that require the Company to sell or purchase foreign currencies. As of July 3, 2005, the Company had forward foreign exchange contracts in place in the amount of 6.0 billion Japanese yen, or approximately $54 million based upon the exchange rate at July 3, 2005.
8. Business Ventures and Strategic Investments
     UMC. The Company maintains an investment position in UMC, one of its suppliers of wafers for its controller components, on the cost basis of accounting. As of July 3, 2005, the Company owned 22.2 million UMC shares with a cost basis of $13.4 million and a fair market value of $16.2 million.
     Tower Semiconductor. The Company has an investment position of approximately 15% in Tower Semiconductor Ltd., or Tower, one of its suppliers of wafers for its controller components. The Company has sourced controller wafers from Tower since the third quarter of fiscal 2003. As of July 3, 2005, the Company owned 9.6 million Tower shares with a carrying value equal to the market value of approximately $11.3 million, a warrant to purchase 0.4 million Tower ordinary shares at an exercise price of $7.50 per share, with a carrying value of zero and Tower prepaid wafer credits with a carrying value of zero. In the three months ended July 3, 2005, the Company recorded an other-than-temporary impairment loss of $6.1 million on its Tower investment to bring the carrying value of the Tower shares to market value. See Note 10, “Subsequent Events — Tower.”
     U3, LLC. In the first quarter of fiscal 2005, the Company entered into an agreement with M-Systems, Inc., or M-Systems, under which they formed U3, LLC. The Company and M-Systems each own 50% of U3, LLC. U3, LLC is a variable interest entity and the Company is the primary beneficiary. The Company is entitled to half of any residual gains. However, as the Company will provide greater than 50% of the U3, LLC financial support, it would receive more than half of any residual losses with respect to the U3, LLC entity. Therefore, the Company has consolidated the statement of financial position and the results of operations for the three and six months ended July 3, 2005. The Company has recorded a net minority interest of $1.6 million included as a component of its condensed consolidated balance sheet. As of July 3, 2005, the Company’s maximum exposure to loss as a result of this involvement with U3, LLC was $0.8 million.
9. Related Parties
     The Company entered into agreements with Toshiba, under which FlashVision and Flash Partners were formed to produce advanced NAND flash memory wafers (see also Note 7, “Commitments, Contingencies and Guarantees”). During the six months ended July 3, 2005, the Company purchased approximately $39.5 million of capital equipment, and committed to purchase up to approximately $8.0 million of additional capital equipment, which will be located in Toshiba’s Yokkaichi operations. In return, the Company will receive 100% of the output from this equipment. The Company purchased NAND flash memory wafers from FlashVision and Toshiba, purchased capital equipment from FlashVision, made payments for shared research and development expenses, made loans to FlashVision and made investments in Flash Partners totaling approximately $121.7 million and $251.0 million for the three and six months ended July 3, 2005, respectively, and $85.4 million and $192.1 million in the comparable periods of fiscal 2004, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. At July 3, 2005 and January 2, 2005, the Company had accounts payable balances due to FlashVision of $39.3 million and $30.7 million respectively, and balances due to Toshiba of $17.9 million and $6.1 million, respectively. At July 3, 2005 and January 2, 2005, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $6.3 million and $5.5 million, respectively.

     The Company owns approximately 15% of the outstanding shares of Tower, prepaid wafer credits issued by Tower and a warrant to purchase Tower ordinary shares. The Company’s Chief Executive Officer is a member of the Tower board of directors. The Company paid Tower approximately $6.9 million, $20.0 million, $6.1 million and $15.7 million in the three and six months ended July 3, 2005 and June 27, 2004, respectively, for the purchase of controller wafers and related non-recurring engineering, or NRE. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At July 3, 2005 and January 2, 2005, the Company had amounts payable to Tower of approximately $2.3 million and $7.6 million, respectively, related to the purchase of controller wafers and related NRE. See Note 10, “Subsequent Events — Tower.”
     The President and Chief Executive Officer of Flextronics International, Ltd., or Flextronics, has served on the Company’s board of directors since September 2003. For the three and six months ended July 3, 2005 and June 27, 2004, the Company paid Flextronics and its affiliates approximately $10.3 million, $18.5 million, $10.7 million and $16.2 million, respectively, for card assembly and testing. These activities are ultimately reflected as a component of the Company’s cost of product revenues. At July 3, 2005 and January 2, 2005, the Company had amounts payable to Flextronics and its affiliates of approximately $2.4 million and $2.0 million, respectively, for these services.
     The Company and M-Systems entered into an agreement to form U3, LLC, an entity to develop and market a next generation platform for universal serial bus flash drives. During the three and six months ended July 3, 2005, the Company paid $0.5 million and $0.8 million, respectively, to U3, LLC as an initial capital contribution. At July 3, 2005, the Company had recorded a net minority interest of $1.6 million.
10. Subsequent Events
     The Company has guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligation. On July 22, 2005, the board of directors of Flash Partners approved an operating lease draw down of 17.2 billion Japanese yen for equipment financing, bringing the cumulative Flash Partners’ operating lease draw down to 30.7 billion Japanese yen against a total equipment lease facility of 50 billion Japanese yen. This brings the Company’s cumulative guarantee under this equipment lease facility to approximately 15.35 billion Japanese yen, or approximately $137 million based on the exchange rate at July 3, 2005.
     In July 2005, Tower entered into an amendment to its bank credit facility agreement. The amendment provides, among other things, for financing from the banks in the amount of up to $30 million, subject to a similar amount being raised by Tower from investors. In connection with the amendment, subject to other terms and conditions, the Company agreed to invest $3.5 million towards the funding by investors. This investment is intended to be made through a rights offering to be conducted by Tower, with respect to which a registration statement was filed in July 2005. See Note 8, “Business Ventures and Strategic Investments — Tower” and Note 9, “Related Parties — Tower.”

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
Overview
     We are the worldwide leader in flash storage card products. We design, develop and market flash storage devices used in a wide variety of consumer electronics. Flash storage allows data to be stored in a compact format that retains the data for an extended period of time after the power has been turned off. Our flash storage card products enable mass-market adoption of digital cameras, feature phones and other digital consumer devices. Our products include flash cards, Universal Serial Bus, or USB, flash drives and digital audio players. We believe the market for flash storage is price elastic. We expect that as we reduce the price of our flash devices, consumers will demand an increasing number of megabytes of memory. In order to profitably capitalize on price elasticity in the market for flash storage products, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer.
     Our Primary Markets. We currently focus primarily on five digital consumer markets:
•	Digital Cameras and Other Consumer Devices. We make and sell flash storage cards that are used as the film for all major brands of digital cameras. Our cards are also used to store video in solid-state digital camcorders, personal data in PDAs, maps in global positioning systems, or GPS, and other consumer devices. Primary card formats for cameras and other digital devices include: CompactFlash®, or CF, Secure Digital, or SD™, Memory Stick™ and xD-Picture Cards™.

•	Feature Phones. Feature phones are phones that contain one or more multimedia features such as camera functionality, audio/MP3, games, video or internet access. These features require increasing storage capacity in the phone. We are a leading supplier of miniSD™, SD, Memory Stick Duo™, microSD™ and reduced sized MMC, or RS-MMC™, cards for removable storage in many of these feature phones.

•	USB Flash Drives. USB flash drives allow consumers to store electronic files on keychain-sized devices and then quickly and easily transfer these files between laptops, desktops and other devices. We believe USB flash drives will be an important factor in the evolution of mobile computing.

•	Digital Audio Players. Digital audio players allow consumers to download, store and play music. In 2004 we introduced our first digital audio player with embedded flash memory, and in the first quarter of 2005 we introduced the Sansa™ line of players which feature embedded flash memory as well as an SD card slot for additional capacity.

•	Gaming. Portable game consoles now include advanced features and functionality, including storage of game results, digital audio, video playback and photo viewing. These features demand high capacity memory storage cards. In the first quarter of 2005, we began shipping brightly colored SD and Memory Stick PRO Duo™ cards for this emerging market.
     Our Sales Channels. Our products are available to end-users at over 129,000 retail storefronts around the globe and as data storage cards bundled with host products by our Original Equipment Manufacturer, or OEM, customers. We market our products under the SanDisk brand in the retail channel using a direct sales organization, distributors and manufacturers’ representatives. Retail stores include: consumer electronics stores, office superstores, photo retailers, mobile phone stores, mass merchants, internet and e-commerce retailers, drug stores, supermarkets, convenience stores and gaming stores. The breadth of our product line and card formats contributes to our strength in the retail channel. We also sell products to OEM customers on a private-label basis. Our OEM customers include digital camera manufacturers, mobile phone manufactures and the manufacturers of other digital consumer devices.
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
     Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. At July 3, 2005 and June 27, 2004, deferred income, from sales to distributors and retailers was $166.9 million and $113.7 million, respectively. Estimated sales returns are provided for as a reduction to product revenue and were not material for any period presented in our consolidated financial statements.

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
     We have cross-license arrangements that include a guarantee of access to flash memory supply. We recognize license fees received on a straight-line basis over the life of the license, which corresponds to the term of the supply guarantees. We recognize no income associated with the license we receive back from the licensee because we have no vendor specific evidence as to the fair value of those rights. When we purchase product under our guaranteed capacity from our licensee, we recognize the gross profits from the sale of such goods in the ordinary manner and do not increase our license and royalty revenue because we have no vendor specific evidence of the fair value of the supply guarantee. At July 3, 2005 and June 27, 2004, deferred license fees from patent license agreements was $26.3 million and $31.7 million, respectively. The cost of revenues associated with patent license and royalty revenues was insignificant for each of the periods presented in our consolidated financials.
     We record estimated reductions to revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. Additionally, we have incentive programs that require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive. All sales incentive programs, other than certain marketing development programs, are recorded as an offset to product revenues. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense in compliance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).
     Inventories and Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. Our inventory impairment charges permanently establish a new cost basis and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. Rather these amounts reverse into income only if, as and when the inventory is sold.
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
     Warranty Costs. The majority of our products are warrantied for one to five years. A provision for the estimated future cost to repair or replace non-conforming products is recorded at the time of customer invoice, at which time the earnings process is complete. Our warranty obligation is affected by product failure rates and repair or replacement costs incurred in supporting a product failure. Should actual product failure rates, or repair or replacement costs differ from our estimates, increases or decreases to our warranty liability would be required.
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

     Share Based Compensation. We account for employee stock based compensation using the intrinsic value method, and accordingly no expense has been recognized in our consolidated income statements for options granted to employees or directors under our stock option plans. We have also accounted for our employee purchase plan using the intrinsic value method and accordingly, we have not recognized any expense for the discount provided on the fair market value of the stock sold under our employee stock purchase plan. We account for restricted stock awards by recognizing compensation expense equal to the fair market value of the restricted stock awards on the date of the grant. This compensation expense is recognized over the applicable vesting period.
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
     Deferred Tax Assets. We provide a valuation allowance against deferred tax assets if it is more likely than not that such an amount will not be realized. We carried a valuation allowance of $14.9 million and $12.3 million on our deferred tax assets at July 3, 2005 and January 2, 2005, respectively, based on our view that it is more likely than not that we will not be able to take a tax benefit for unrealized capital losses on our investments in foundries.
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
Results of Operations

	Three months ended				Six months ended
	July 3,	% of	June 27,	% of	July 3,	% of	June 27,	% of
	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
	(Dollars in thousands)
Product revenues	$453,762	88.1%	$391,327	90.3%	$853,441	88.4%	$730,106	89.0%
License and royalty revenues	61,134	11.9%	41,961	9.7%	112,430	11.6%	90,112	11.0%

Total revenues	514,896	100.0%	433,288	100.0%	965,871	100.0%	820,218	100.0%
Cost of product revenues	300,797	58.4%	254,635	58.8%	551,985	57.1%	485,647	59.2%

Gross margins	214,099	41.6%	178,653	41.2%	413,886	42.9%	334,571	40.8%
Operating expenses
Research and development	61,404	11.9%	32,468	7.5%	107,351	11.1%	59,230	7.2%
Sales and marketing	27,034	5.3%	24,942	5.8%	51,631	5.3%	44,603	5.4%
General and administrative	19,617	3.8%	10,912	2.5%	35,341	3.7%	21,848	2.7%

Total operating expenses	108,055	21.0%	68,322	15.8%	194,323	20.1%	125,681	15.3%

Operating income	106,044	20.6%	110,331	25.5%	219,563	22.7%	208,890	25.5%
Non-operating income, net	5,854	1.1%	1,981	0.5%	10,615	1.1%	4,371	0.5%

Income before taxes	111,898	21.7%	112,312	25.9%	230,178	23.8%	213,261	26.0%
Provision for income taxes	(41,402)	-8.0%	(41,701)	-9.6%	(85,166)	-8.8%	(79,082)	-9.6%

Net income	$70,496	13.7%	$70,611	16.3%	$145,012	15.0%	$134,179	16.4%

     Product Revenues. Our product revenues for the three and six months ended July 3, 2005 were $453.8 million and $853.4 million, an increase of 16% and 17% over $391.3 million and $730.1 million over the comparable periods of fiscal 2004, respectively. The increases in our product revenues were comprised of a 205% and 198% increase in the number of megabytes sold and a 62% and 61% decrease in our average selling price per megabyte in the comparable periods of 2004. On a product line basis, year-over-year growth was particularly strong for Memory Stick cards, our high performance Ultra and Extreme products, digital audio players, USB flash drives and microSD for mobile phones.
     Our top ten customers represented approximately 50% and 58% of our total revenues in the three months ended July 3, 2005 and June 27, 2004, and approximately 50% and 54% of our total revenues in the six months ended July 3, 2005 and June 27, 2004, respectively. No customer exceeded 10% of total revenues in any of these periods.
     License and Royalty Revenues. Our license and royalty revenues for the three and six months ended July 3, 2005 were $61.1 million and $112.4 million, an increase of 46% and 25% from $42.0 million and $90.1 million over the comparable periods of fiscal 2004, respectively. The increase in license and royalty income was primarily due to increased royalty bearing sales by our licensees.
     Gross Margins. Our gross margin for the three and six months ended July 3, 2005 was 41.6% and 42.9%, compared to 41.2% and 40.8% in the comparable periods of fiscal 2004, respectively. These gross margin improvements are primarily attributable to cost reductions resulting from FlashVision’s transition to 90-nanometer technology and to an increase in our license and royalty revenue as a percentage of total revenue. We expect our gross margin for the remainder of fiscal year 2005 to be adversely impacted by incremental costs associated with FlashVision’s 70-nanometer transition and the start-up of Flash Partners’ 300-millimeter production line.
     Research and Development. Our research and development expenses for the three and six months ended July 3, 2005 and June 27, 2004 were $61.4 million or 12% of revenues and $32.5 million or 7% of revenues, respectively. Our expenses for the six months ended July 3, 2005 and June 27, 2004 were $107.4 million or 11% of revenues and $59.2 million or 7% of revenues, respectively. Our research and development expense growth for the three and six months ended July 3, 2005 over the comparable periods of fiscal 2004 of 89% and 81%, respectively, was primarily due to costs associated with the initial design and development of manufacturing process technology related to Flash Partners’ 300-millimeter production line, as well as increases in salaries and related expenses, outside services and depreciation from additional equipment.
     Sales and Marketing. Our sales and marketing expenses for the three months ended July 3, 2005 were $27.0 million or 5% of revenues compared with $24.9 million or 6% of revenues in the comparable period of fiscal 2004. Our expenses for the six months ended July 3, 2005 and June 27, 2004 were $51.6 million and $44.6 million, respectively, or 5% of revenues for both periods. Our sales and marketing expense growth for the three and six months ended July 3, 2005 of 8% and 16%, respectively, was primarily related to increased promotional expenses, trade shows and related collateral materials, outside commissions, outside services and salaries and related expenses partially offset by lower advertising expenses, all in support of our higher revenue base.
     General and Administrative. Our general and administrative expenses for the three months ended July 3, 2005 were $19.6 million or 4% of revenues compared with $10.9 million or 3% of revenues in the comparable period of fiscal 2004. Our expenses for the six months ended July 3, 2005 and June 27, 2004 were $35.3 million or 4% of revenues and $21.8 million or 3% of revenues, respectively. Our general and administrative expense growth for the three and six months ended July 3, 2005 of 80% and 62% over the comparable periods of fiscal 2004, respectively, primarily relates to increased costs for legal expenses, salary and related expenses and outside services, partially offset by lower bad debt expense.
     Non-Operating Income, net. Our net non-operating income for the three months ended July 3, 2005 was $5.9 million compared to $2.0 million in the comparable period of fiscal 2004. Our net non-operating income for the six months ended July 3, 2005 was $10.6 million compared to $4.4 million in the comparable period of fiscal 2004. The increase in net non-operating income for both the three and six months ended July 3, 2005 was primarily due to higher interest income as a result of higher cash balances and higher interest rates and the elimination of interest expense due to the conversion of our convertible debt in the fourth quarter of fiscal 2004, partially offset by increased other than temporary impairment charges related to investment in foundries.
     Provision for Income Taxes. Our effective tax rate for the three and six months ended July 3, 2005 was 37%, consistent with the comparable periods of fiscal 2004. Our 2005 effective tax rate differs from the U.S. statutory tax rate primarily due to state tax expense, net of a federal benefit. Our future tax rate may be impacted by state taxes, our ability to realize tax benefits from capital losses and the geographic mix of our earnings.

     Cash Flows. Operating activities generated $193.5 million of cash during the six months ended July 3, 2005 compared to $84.4 million of cash during the six months ended June 27, 2004. Contributors to the generation of cash from operations in the six months ended July 3, 2005 were net income of $145.0 million, non-cash adjustments to income for depreciation and amortization of $29.4 million, loss on investment in foundries of $9.3 million, increase in deferred taxes of $1.1 million, an increase in deferred income on shipments to distributors and retailers and deferred revenue of $83.0 million, an increase in accounts payable of $30.1 million, an increase in other current liabilities and other current liabilities to related parties of $11.7 million. These were partially offset by increases in accounts receivable of $47.8 million, an increase in inventory balances of $33.2 million and other current and non-current assets of $15.2 million, decreases in income taxes payable of $13.9 million and accrued payroll and related expenses of $9.4 million.
     Investing activities used $92.4 million of cash in the six months ended July 3, 2005 compared to $213.8 million of cash for investing activities during the six months ended June 27, 2004. In the six months ended July 3, 2005, we purchased short-term investments of $295.6 million, loaned $22.2 million to FlashVision, purchased $39.4 million of wafer manufacturing equipment to be used at Toshiba’s Yokkaichi Operations and purchased $16.8 million of other capital equipment items. This use of cash was partially offset by proceeds from sale of short-term investments of $281.6 million.
     Financing activities generated $15.9 million of cash in the six months ended July 3, 2005 compared to $8.9 million of cash from financing activities during the six months ended June 27, 2004, all from exercises of stock options and sales under our employee stock purchase plan.
Liquidity and Capital Resources
     Liquid Assets. At July 3, 2005, we had cash, cash equivalents and short-term investments of $1.45 billion. Our working capital balance was $1.7 billion.
     Toshiba Ventures. We own 49.9% of FlashVision and FlashPartners, our business ventures with Toshiba. The terms of these ventures contractually obligate us to expand the capacity of these operations and to procure 50% of FlashVision and Flash Partners’ output. We are also committed to fund 49.9% of FlashVision or Flash Partners’ costs to the extent that FlashVision or Flash Partners’ revenues from wafer sales to us and Toshiba are insufficient to cover such costs.
     Our total FlashVision investment commitment as of July 3, 2005, was estimated to be 2.85 billion Japanese yen, or approximately $26 million based upon the exchange rate at July 3, 2005, to be loaned to FlashVision to fund the acquisition of new equipment and to upgrade FlashVision’s production from 90-nanometers to 70-nanometers. In addition, we agreed to reimburse Toshiba for 49.9% of losses it sustains under its guarantee of FlashVision’s operating lease with Mizuho bank. As of July 3, 2005, the maximum exposure for FlashVision under that guarantee was 20.4 billion Japanese yen and our maximum exposure was 10.2 billion Japanese yen, or approximately $91 million based upon the exchange rate at July 3, 2005. See Item 1, Note 7, “Commitments, Contingencies and Guarantees.”
     We and Toshiba intend to expand Flash Partners capacity to 62,500 wafer starts per month and beyond, however, we and Toshiba have thus far only committed to expand its capacity to 30,000 wafer starts per month. We currently estimate the total equipment funding obligation at the 30,000 wafer starts per month level to be approximately 175 billion Japanese yen. Of this amount, we are obligated to fund 87.5 billion Japanese yen or approximately $783 million based upon the exchange rate at July 3, 2005. We expect to fund up to 25 billion Japanese yen, or approximately $224 million of this commitment through the Flash Partners’ lease facility with Mitsui Leasing & Development.
     As of July 3, 2005, Flash Partners had drawn from the Mitsui lease facility an equipment value of approximately 13.5 billion Japanese yen, of which our guarantee portion of 50% is approximately 6.8 billion Japanese yen or approximately $61 million based upon the exchange rate at July 3, 2005. On July 22, 2005, the board of directors of Flash Partners approved an operating lease draw down of 17.2 billion Japanese yen for equipment financing, bringing the cumulative Flash Partners’ operating lease draw down to 30.7 billion Japanese yen against a total equipment lease facility of 50 billion Japanese yen. This brings our cumulative guarantee obligation under this equipment lease facility to approximately 15.35 billion Japanese yen, or approximately $137 million based on the exchange rate as of July 3, 2005. Flash Partners intends to draw the entire existing operating lease facility in the remainder of fiscal 2005 and expects to secure additional equipment lease facilities over time, which we may be obligated to guarantee in whole or in part.

     We are committed to purchase 50% of FlashVision and Flash Partners’ NAND flash memory product output at a price to be determined by reference to the future cost to produce the semiconductor wafers. We cannot estimate the total amount of this commitment as of July 3, 2005, because it is based upon future costs and volumes. At July 3, 2005, approximately $94.3 million of non-cancelable purchase orders for flash memory wafers were outstanding to FlashVision, Flash Partners and Toshiba.
     Long-term Requirements. Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication capacity and assembly and test manufacturing equipment to support our business in the future. We may also make equity investments in other companies or engage in merger or acquisition transactions.
Contractual Obligations and Off Balance Sheet Arrangements
     Our contractual obligations and off balance sheet arrangements at July 3, 2005, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 7 to our condensed consolidated financial statements included in Item 1.
Factors That May Affect Future Results
     Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others, the following:
•	decline in the average selling prices, net of promotions, for our products due to excess supply, competitive pricing pressures and strategic price reductions initiated by us or our competitors;

•	timing, volume and cost of wafer production from the FlashVision and Flash Partners ventures as impacted by fab start-up, technology transitions and yields;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain geographies;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire;

•	timing of sell through by our distributors and retail customers;

•	continued development of new markets and products for NAND flash memory;

•	increased purchases of flash memory products from our non-captive sources, which typically have higher costs than our captive sources;

•	difficulty in forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to non-cancelable contractual obligations to purchase materials such as flash memory, controllers, printed circuit boards and discrete components;

•	write-downs of our investments in fabrication capacity, equity investments and other assets;

•	expensing of share-based compensation;

•	adverse changes in product and customer mix;

•	terrorist attacks, governmental responses to those attacks and natural disasters;

•	changes in general economic conditions; and

•	the factors listed elsewhere under “Factors That May Affect Future Results.”

     Sales to a small number of customers represent a significant portion of our revenues and, if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Sales to our top 10 customers and licensees accounted for more than 50%, 55%, 48% and 45% of our total revenues during the six months ended July 3, 2005 and the fiscal years of 2004, 2003 and 2002, respectively. If we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements expire. Our sales are generally made by standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year to year as the market demand for our customers’ products changes.
     Our business depends significantly upon sales of products in the highly competitive consumer market, a significant portion of which are made to retailers and through distributors, and if our distributors and retailers are not successful in this market, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations. A significant portion of our sales are made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our distributors and retailers are not successful in this market, we could experience substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell-through data varies throughout the retail channel, which makes it difficult for us to determine actual retail product revenues until after the end of each of our fiscal quarters. Our arrangements with our customers also provide them price protection against declines in our recommended selling prices, which has the effect of reducing our deferred revenue. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and therefore must rely on them to effectively sell our products over those of our competitors.
     Our average selling prices, net of promotions, may decline due to excess supply, competitive pricing pressures and strategic price reductions initiated by us or our competitors. The market for NAND flash products is competitive and characterized by rapid price declines. Price declines may be influenced by, among other factors, supply in excess of demand from existing or new competitors, technology transitions, including adoption of multi-level cell, or MLC, by other competitors, new technologies or strategic actions by competitors to gain market share. If our technology transitions and cost reductions fail to keep pace with the rate of price declines, our gross margin and operating results will be negatively impacted. For example, in the first quarter of 2005, we achieved significant cost benefits due to our transition to 90-nanometer technology. Now that this transition is complete, we will not see significant incremental cost benefit until and unless FlashVision is successful with the 70-nanometer transition and the Flash Partners’ 300-millimeter fab achieves cost effective production.
     Our revenue depends, in part, on the success of products sold by our OEM customers. A portion of our sales are to a number of OEMs, who bundle our flash memory products with their products, such as cameras or handsets. Our sales to these customers are dependent upon the OEM’s ability to create, introduce, market and sell these products successfully in its respective markets. Should our OEM customers be unsuccessful in selling their current or future products that include our product, or should they decide to discontinue bundling our products, our results of operation and financial condition could be harmed.
     The continued growth of our business depends on the development of new markets and products for NAND flash memory. Over the last several years, we have derived the vast majority of our revenue from the digital camera market. This market continues to experience slower growth rates for our products and therefore, our growth will be increasingly dependent on the development of new markets and new products for NAND flash memory. Newer markets for flash memory include USB drives, handsets, gaming and digital audio players. There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies or our products, to enable us to continue our growth.

     We continually seek to develop new products and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products. We continually seek to develop new products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. Our new products may not gain market acceptance and we may not be successful in penetrating the new markets that we target, such as the digital audio player market or the consumable flash market with our Shoot and Store products. As we introduce new standards and new products, it will take time for these new standards and products to be adopted, for consumers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. For example, the digital still camera market is shifting away from use of CompactFlash memory cards to other form factors, such as SD cards. If this decreased demand is not offset by increased demand for our other form factors or our new products, our results of operations could be harmed. Any new products or standards we develop may not be commercially successful.
     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large domestic and international companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. In addition, many semiconductor companies have announced plans to bring up substantial new capacity of flash memory, including MLC flash memory. For example, Samsung has announced that it plans to begin shipping its first 90-nanometer MLC chip in the third quarter of 2005. If the combined total new flash memory capacity exceeds the corresponding growth in demand, prices may decline dramatically, adversely impacting our results of operations and financial condition. In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND MLC flash memory technology.
     Our primary semiconductor competitors continue to include our historical competitors Renesas, Samsung and Toshiba. New competitors include Hynix Semiconductor, Inc., Infineon Technologies, A.G. or Infineon, Micron Technology, Inc., or Micron, and ST Microelectronics N.V., or ST Micro, which began shipping NAND or NAND-competitive memory in 2004. If any of these competitors increase their memory output, it will likely result in a decline in the prevailing prices for packaged NAND semiconductor components. Additionally, manufacturers of NOR flash memory, such as Intel Corporation, or Intel, and Spansion LLC, or Spansion, are attempting to use their flash memory for traditional NAND applications, both embedded and in data storage cards.
     We compete with flash memory card manufacturers and resellers. These companies purchase, or have a captive supply of, flash memory components and assemble memory cards. These companies include, among others, Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji Photo Film Co., Ltd., Hagiwara Sys-Com Co., Ltd., Hama Corporation, Inc., I/O Data Device, Inc., Infineon, Jessops PLC, Kingston Technology Company, Inc., Lexar Media, Inc., or Lexar, M-Systems, Matrix Semiconductor, Inc., or Matrix Semiconductor, Matsushita Battery Industrial Co., Ltd., Matsushita Electric Industries., Ltd., or Matsushita, which owns the Panasonic brand, Micron, Memorex Products, Inc., or Memorex, PNY Technologies, Inc., or PNY, PQI Corporation, Pretec Electronics Corporation (USA), Renesas, Samsung, Sharp Electronics KK, or Sharp, Sony Corporation, Toshiba and Viking Components, Inc.
     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future sales revenues and may result in the loss of our key customers. For example, Samsung, with significant manufacturing capacity, brand recognition and access to distribution channels, provides competing flash cards and has recently introduced MMC micro™ as a direct competitor to our microSD mobile card. Lexar markets a line of flash cards bearing the Kodak brand name, which competes with our flash memory cards. In addition, other companies, such as Matrix Semiconductor, have announced products or technologies that may compete with our Shoot and Store products. Our mobile products face competition from M-Systems and Samsung who have announced similar form factors and from Intel, Samsung, Sharp and Spansion who have competing embedded solutions. Our digital audio players face competition from similar products offered by other companies, including Apple Computer, Inc., or Apple, Creative Technology, Ltd., iriver America, Inc., Rio Digital Networks North America, Inc. and Samsung. In addition, our USB flash drives face competition from Lexar, Memorex, M-Systems and PNY, among others. If our products cannot compete effectively, our market share and profitability will be adversely impacted.

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
     The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price decline, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated declines in selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future.
     Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to the ventures with Toshiba may result in losses. Through our investments in Flash Partners and FlashVision, we expect a significant increase in our flash memory supply in 2006 as compared to increases in previous years. Our obligation to purchase 50% of the output from these ventures could harm our business and results of operations if our committed supply exceeded demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investments in the ventures with Toshiba. Any future excess supply could have a material adverse effect on our business, financial condition and results of operations.
     We depend on third-party foundries for silicon supply and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory card products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by the ventures with Toshiba and by Toshiba pursuant to our foundry agreement, and to a lesser extent by Renesas and Samsung. Any disruption in supply of flash memory from our captive or non-captive sources would harm our operating results. For example, we plan to procure MLC wafers from non-captive sources and if those non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results will be harmed. Currently, our controller wafers are only manufactured by Tower and UMC, and some of these controllers are sole-sourced at either UMC or Tower. Any disruption in the manufacturing operations of Tower or UMC would result in delivery delays, would adversely affect our ability to make timely shipments of our products and would harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take three or more quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all due to lack of capacity, technological difficulties, natural disaster, financial difficulty, power failure, labor unrest, their refusal to do business with us, their relationships with our competitors or other causes, we may lose potential sales and our business, financial condition and operating results may suffer. In addition, these risks are magnified at Toshiba’s Yokkaichi operations, where the ventures are operated and Toshiba’s foundry capacity is located. For example, earthquakes, as well as unrelated power outages, have resulted in production line stoppage and loss of wafers in Yokkaichi. Also, the Tower fabrication facility, from which we source controller wafers, is facing financial challenges and is located in Israel, an area of political turmoil. Any disruption in supply from our silicon sources could significantly harm our business, financial condition and results of operations.
     Our actual manufacturing yields may be lower than our expectations resulting in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors. Yield problems may not be identified or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We have from time to time experienced adverse yields which have adversely affected our business and results of operations. We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product availability, which could harm our business, financial condition and results of operations. For example, in the third quarter of 2005, we expect to begin transitioning from 90-nanometer technology to 70-nanometer technology at FlashVision and in the second half of 2005 expect to begin production of 300-millimeter wafers at the Flash Partners’ Fab 3 facility. If our transition to 70-nanometer technology or our 300-millimeter production does not commence on a timely basis or if yields from the 70-nanometer FlashVision wafers or the 300-millimeter Flash Partners’ wafers do not improve as expected, we may not have enough supply to meet demand and our cost competitiveness, business, financial condition and results of operations will be harmed.
     In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that have caused, and may in the future cause, significant product delays that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as the 70-nanometer 8 gigabit MLC chip for which we expect to complete qualification and start production in the third quarter of 2005, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. In addition, our planned procurement of MLC wafers from non-captive sources requires from us the development of new controller technology and may result in inadequate quality or performance in our products that integrate these MLC components. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.
     Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources such as the MLC wafers we plan to start procuring from a third-party supplier. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. We provide an allowance for warranty and similar costs in connection with sales of our product, but actual warranty and similar costs may be significantly higher than our recorded estimates resulting in an adverse effect on our results of operations and financial condition.

     Our new products have from time to time been introduced with design and production errors at a rate higher than the error rate in our established products. We must estimate warranty and similar costs for new products without historical information and actual costs may significantly exceed our recorded estimates. Underestimation of our warranty and similar costs would have an adverse effect on our results of operations and financial condition.
     We and Toshiba plan to continue to expand the wafer fabrication capacity of the FlashVision and Flash Partners business ventures in Japan and as we do so, we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results. We and Toshiba are making, and plan to continue to make, substantial investments in new capital assets to expand the wafer fabrication capacity of our FlashVision and Flash Partners business ventures in Japan. Each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs and pay our share of ongoing operating activities even if we do not achieve the planned output volume or utilize our full share of the expanded output, and these costs will impact our gross margins, results of operations and financial condition.
     Neither we nor Toshiba have operated 300-millimeter flash memory wafer manufacturing lines and there is no assurance that Flash Partners’ facility will perform as expected. We believe that our future success will continue to depend on the development and introduction of new generations of flash memory wafers, such as the 300-millimeter wafers to be produced by Flash Partners. These wafers are substantially larger in surface area and therefore more susceptible to new technological and manufacturing issues, such as mechanical and thermal stresses, than the current, mature 200-millimeter wafers that we use in production at Yokkaichi Fabs 1 and 2. We have no experience in operating a wafer manufacturing line and we rely on Toshiba’s capability to operate and manage the Yokkaichi facilities. While we expect Fab 3 to reach technological feasibility in the third quarter of 2005 and produce early production wafers, Toshiba does not have prior experience in manufacturing 300-millimeter advanced NAND designs, nor in operating a new equipment set that has to be optimized to process 300-millimeter NAND wafers with competitive yields. During the early stages of operating the new 300-millimeter wafer processing equipment, we expect the venture to generate a large number of test wafers and perform numerous process test splits that will increase our research and development expenses through most of 2005, prior to benefiting from more than limited production output from Fab 3, if any. Flash Partners’ facility may not perform as expected or be ready for volume production on time, and the cost to equip the facility may be significantly more than planned. Samsung, the world’s largest NAND flash memory manufacturer, already has experience manufacturing 300-millimeter wafers with 90-nanometer feature sizes. Also, Samsung is licensed under our patents to use MLC technology, which further enhances its manufacturing capabilities, and has announced plans to begin shipping NAND/MLC products in the third quarter of 2005. Samsung may be able to produce product at a lower cost than we can and increase their market share, thus adversely affecting our operating results and financial condition.
     We have a contingent indemnification obligation for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement and have environmental and intellectual property indemnification as well as guarantee obligations with respect to Flash Partners. Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of July 3, 2005 were 20.4 billion Japanese yen. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs.
     We have guaranteed up to 25.0 billion Japanese yen, or approximately $224 million, of Flash Partners’ obligations to third-party lessors. Flash Partners had drawn approximately 13.5 billion Japanese yen under the lease facility as of July 3, 2005. Subsequent to July 3, 2005, Flash Partners drew approximately an additional 17.2 billion Japanese yen and intends to draw the entire existing lease facility in the remainder of fiscal 2005. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which we may guarantee in whole or in part.
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
     We may be unable to protect our intellectual property rights, which would harm our business, financial condition and results of operations. We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant and expensive disputes regarding our intellectual property rights and those of others, including claims that we may be infringing third parties’ patents, trademarks and other intellectual property rights. We expect that we may be involved in similar disputes in the future. We cannot assure you that:
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

     We are currently and may in the future be involved in litigation, including litigation regarding our intellectual property rights or those of third parties, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings which could materially harm our business. We are involved in a number of lawsuits, including among others, several cases involving our patents and the patents of third parties. We are the plaintiff in some of these actions and the defendant in other of these actions. Some of the actions could seek injunctions against the sale of our products and/or substantial monetary damages, which if granted or awarded, could have a material adverse effect on our business, financial condition and results of operations.
     Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process. If we receive an adverse judgment in any litigation, we could be required to pay substantial damages and/or cease the manufacture, use and sale of products. Litigation, including intellectual property litigation, can be complex, can extend for a protracted period of time, and can be very expensive. Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us. In addition, litigation may divert the efforts and attention of some of our key personnel.
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
     Tower Semiconductor’s Financial Situation is Challenging. Tower supplies a significant portion of our controller wafers from its Fab 2 facility and is currently a sole source of supply for some of our controllers. Tower’s Fab 2 is operational but has not been completed and a continued supply of controllers to us from Tower on a cost-effective basis may be dependent on this completion. Tower’s completion of the equipment installation, technology transfer and ramp-up of production at Fab 2 is dependent upon Tower (a) having sufficient funds to complete the Fab 2 project; (b) meeting the conditions to receive Israeli government grants and tax benefits approved for Fab 2; and (c) obtaining the approval of the Israeli Investment Center to extend the five-year investment period under its Fab 2 approved enterprise program. In addition, Tower recently entered into an amendment to the credit facility agreement with its banks. If the July 2005 amendment is not consummated, or if the July 2005 amendment does close but Tower fails to comply with the revised financial ratios and covenants to avoid being in default under its amended bank credit agreements, Tower may have to cease operations. If this occurs, we will be forced to source our controllers from another supplier and our business, financial condition and results of operations may be harmed. Specifically, our ability to supply a number of products would be disrupted until we were able to transition manufacturing and qualify a new foundry with respect to controllers that are currently sole sourced at Tower, which could take three or more quarters to complete.
     We have recognized cumulative losses of approximately $54.1 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares as of July 3, 2005. Of the approximately 9.6 million Tower ordinary shares we own, we have agreed not to sell approximately 6.8 million shares until on or after January 29, 2006. It is possible that we will record further write-downs of our investment, which was carried on our consolidated balance sheet at $11.3 million as of July 3, 2005, which would harm our results of operations and financial condition.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended July 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us.
     On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against us and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an amended complaint, which made the same substantive allegations against us but named more than twenty five additional defendants. The amended complaint alleges that we, and the other defendants, have infringed patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. The case as to us was stayed pending the outcome of litigation in the District Court of Nevada related to the same Lemelson bar code scanning patents asserted against us. In early 2004, the Nevada Court ruled that the Lemelson bar code patents (as well as other Lemelson patents) were invalid, not infringed and unenforceable. Lemelson has appealed the Nevada court’s ruling to the United States Court of Appeals for the Federal Circuit.
     On October 31, 2001, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, we seek damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe our U.S. Patent No. 5,602,987. The court granted summary judgment of non infringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, we filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of SanDisk, vacating the judgment of non-infringement and remanding the case back to district court.
     On or about June 9, 2003, we received written notice from Infineon Technologies AG, or Infineon, that it believes we have infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, we filed a complaint against Infineon for a declaratory judgment of patent non infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et.al, Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that we are entitled to the declaration sought by the our complaint; (b) requesting that we be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ‘222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that we infringe U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, we filed an amended complaint against Infineon for a declaratory judgment of patent non infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents.
     On July 3, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The suit, captioned Philippe de Vries, Julia Frances Dunbar De Vries Trust, et al., v. Tower Semiconductor Ltd., et al., Civil Case No. 03 CV 4999, was filed against Tower and a number of its shareholders and directors, including us and Dr. Harari, who is a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a 9 promulgated there under. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. On August 19, 2004, the court granted our and the other defendants’ motion to dismiss the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit.
     On February 20, 2004, we and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount.
     On October 15, 2004, we filed a complaint for patent infringement and declaratory judgment of non infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379JF. The complaint alleges that STMicro’s products infringe one of our U.S. patents and seeks damages and an injunction. The complaint further seeks a declaratory judgment that we do not infringe several of STMicro’s U.S. patents. By order dated January 4, 2005, the court stayed our claim that STMicro infringes our patent pending an outcome in the ITC action (discussed below). On January 20, 2005, the court issued an order granting STMicro’s motion to dismiss the declaratory judgment causes of action. We have appealed this decision to the U.S. Court of Appeals for the Federal Circuit.
     On February 4, 2005, STMicro filed two complaints for patent infringement against us in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4 05CV44, and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4 05CV45, respectively. The complaints seek damages and injunctions against unspecified SanDisk products. On April 22, 2005, we filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. in the Civil Case 4-05CV45 proceeding. The counterclaims seek damages and injunctive relief against STMicroelectronics N.V. and STMicroelectronics, Inc. flash memory products.
     On October 15, 2004, we filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission, naming STMicroelectronics N.V. and STMicroelectronics, Inc. as respondents. In the complaint, we allege that STMicro’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ‘338 patent), and seek an order excluding their products from importation into the United States. In the complaint, we allege that STMicro’s NAND flash memory infringes the ‘338 patent and seeks an order excluding their products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. Section 1337 against STMicro in response to our complaint. A hearing was held from August 1-8, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on May 27, 2005, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
Irwin Federman	157,867,955	3,418,729
Eli Harari	158,074,547	3,212,137
Catherine P. Lego	160,310,373	976,311
Michael E. Marks	157,403,232	3,883,452
James D. Meindl	154,278,241	7,008,443
Alan F. Shugart	154,189,255	7,097,429

     The following proposals were also approved at our Annual Meeting:

	Shares Voted For	Shares Voted Against	Shares Abstaining	Not Voted
Ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 1, 2006	157,231,993	3,392,041	122,150	540,500
Approve the implementation of the SanDisk Corporation 2005 Stock Incentive Plan	90,400,609	20,828,692	352,587	49,704,796
Approve the implementation of the SanDisk Corporation 2005 Employee Stock Purchase Plan and the SanDisk Corporation 2005 International Employee Stock Purchase Plan	102,799,257	7,891,960	293,071	50,302,396
Item 5. Other Information
     On April 28, 2005, our Compensation Committee recommended and our Board of Directors approved new compensation arrangements for the non-employee members of our Board of Directors. The new arrangements are generally as follows:
     Each non-employee director will be paid an annual retainer of $40,000. In addition, each non-employee director who is not a committee chair will be paid an annual retainer of (i) $20,000 for service on the Audit Committee, (ii) $7,500 for service on the Compensation Committee and (iii) $7,500 for service on the Nominating and Governance Committee. Each committee chair will be paid an annual retainer of (i) $30,000 for chairing the Audit Committee, (ii) $12,000 for chairing the Compensation Committee and (iii) $12,000 for chairing the Nominating and Governance Committee.
     A non-employee member of our Board of Directors who first takes office and who has not been employed by us in the preceding 12 months will receive an annual award grant that will consist of a grant of stock options to acquire 25,000 shares of our Common Stock and an award of 10,000 restricted shares of our Common Stock. The annual award grant for directors who have been in service for at least six months will consist of a grant of stock options to acquire 6,250 shares of our Common Stock and an award of 2,500 restricted shares of our Common Stock. The options vest in accordance with the automatic stock option grant provisions of our 2005 Stock Incentive Plan and the restricted stock awards will generally vest (i) with respect to initial grants, in four (4) equal annual installments over four (4) years; and (ii) with respect to annual grants, in one (1) installment at the end of one (1)year.

Item 6. Exhibits

Exhibit
Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(2)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(3)

3.4	Restated Bylaws of the Registrant, as amended to date.(4)

3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(5)

3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(6)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(1), (2),(3)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(6)

10.1	SanDisk Corporation 2005 Stock Incentive Plan.(7)

10.2	SanDisk Corporation Form of Notice of Grant of Stock Option.(7)

10.3	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant) .(7)

10.4	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant) .(7)

10.5	SanDisk Corporation Form of Stock Option Agreement.(7)

10.6	SanDisk Corporation Form of Automatic Stock Option Agreement.(7)

10.7	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement.(7)

10.8	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement (Director Grant).(7)

10.9	SanDisk Corporation Form of Restricted Stock Award Agreement.(7)

10.10	SanDisk Corporation Form of Restricted Stock Award Agreement (Director Grant).(7)

10.11	Form of Amendment to Change of Control Agreement for those officers of the Registrant who are party to such Agreement. (*)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(2)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(4)	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.

(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/ A dated April 18, 1997.

(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 3, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated: August 12, 2005	By:	/s/ Judy Bruner

Judy Bruner
Executive Vice President, Administration and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(2)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(3)

3.4	Restated Bylaws of the Registrant, as amended to date.(4)

3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(5)

3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(6)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(1), (2),(3)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(6)

10.1	SanDisk Corporation 2005 Stock Incentive Plan.(7)

10.2	SanDisk Corporation Form of Notice of Grant of Stock Option.(7)

10.3	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant) .(7)

10.4	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant) .(7)

10.5	SanDisk Corporation Form of Stock Option Agreement.(7)

10.6	SanDisk Corporation Form of Automatic Stock Option Agreement.(7)

10.7	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement.(7)

10.8	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement (Director Grant).(7)

10.9	SanDisk Corporation Form of Restricted Stock Award Agreement.(7)

10.10	SanDisk Corporation Form of Restricted Stock Award Agreement (Director Grant).(7)

10.11	Form of Amendment to Change of Control Agreement for those officers of the Registrant who are party to such Agreement. (*)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(2)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(4)	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.

(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/ A dated April 18, 1997.

(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 3, 2005.