Form 10-Q
period 2005-10-02
SANDISK CORP
filed 2005-11-09
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER: 0-26734
SANDISK CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0191793

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
140 CASPIAN COURT, SUNNYVALE, CALIFORNIA 94089

(Address of principal executive offices)(Zip Code)
(408) 542-0500

(Registrant’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 2, 2005.

Common Stock, $0.001 par value	184,114,750

Class	Number of shares

SanDisk Corporation

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2,	January 2,
	2005	2005*
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$764,612	$463,795
Short-term investments	890,938	859,175
Investments in foundries	19,410	20,398
Accounts receivable, net	211,219	194,535
Inventories	286,878	196,422
Deferred tax asset	77,250	83,150
Other current assets	37,022	62,653

Total Current Assets	2,287,329	1,880,128
Property and equipment, net	179,822	147,231
Investment in foundries	8,611	14,377
Investments in FlashVision	166,041	178,681
Investments in Flash Partners	21,461	24,192
Deferred tax asset	16,275	1,861
Other receivable	14,063	22,501
Note receivables, related party	64,442	35,413
Other non-current assets	21,480	15,796

Total Assets	$2,779,524	$2,320,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$146,317	$82,974
Accounts payable to related parties	71,160	48,115
Deferred income on shipments to distributors and retailers and deferred revenue	170,634	90,307
Accrued payroll and related expenses	46,230	41,786
Income taxes payable	17,382	39,139
Research and development liability, related party	5,000	5,549
Other accrued liabilities	44,336	45,584

Total Current Liabilities	501,059	353,454
Deferred revenue and other liabilities	19,662	26,576

Total Liabilities	520,721	380,030
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock and capital in excess of par value	1,484,927	1,406,553
Retained earnings	772,710	520,240
Accumulated other comprehensive income	8,921	18,893
Deferred compensation	(7,755)	(5,536)

Total Stockholders’ Equity	2,258,803	1,940,150

Total Liabilities and Stockholders’ Equity	$2,779,524	$2,320,180

*Information derived from the audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Revenues:
Product	$529,735	$365,033	$1,383,176	$1,095,139
License and royalty	59,896	42,921	172,326	133,033

Total revenues	589,631	407,954	1,555,502	1,228,172
Cost of product revenues	332,847	260,573	884,832	746,220

Gross profits	256,784	147,381	670,670	481,952
Operating expenses:
Research and development	43,420	30,184	150,771	89,414
Sales and marketing	31,610	20,863	83,241	65,466
General and administrative	23,186	12,651	58,527	34,499

Total operating expenses	98,216	63,698	292,539	189,379

Operating income	158,568	83,683	378,131	292,573
Equity in (loss) income of business ventures	14	102	(41)	516
Interest income	11,128	5,339	28,822	13,539
Interest expense	—	(1,690)	—	(5,065)
Gain (loss) on investment in foundries	468	(399)	(8,785)	(950)
Other income (expense), net	389	(1,438)	2,618	(1,755)

Total other income, net	11,999	1,914	22,614	6,285

Income before provision for income taxes	170,567	85,597	400,745	298,858
Provision for income taxes	(63,109)	(31,495)	(148,275)	(110,577)

Net income	$107,458	$54,102	$252,470	$188,281

Net income per share (see Note 6):
Basic	$0.59	$0.33	$1.39	$1.16
Diluted	$0.55	$0.29	$1.32	$1.02
Shares used in computing net income per share (see Note 6):
Basic	183,047	162,425	181,716	161,796
Diluted	194,321	188,562	191,527	188,903
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	October 2,	September 26,
	2005	2004
Cash flows from operating activities:
Net income	$252,470	$188,281
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(194)	7,582
Loss on investment in foundries	8,752	950
Depreciation and amortization	46,906	26,410
Provision for doubtful accounts	(111)	2,842
FlashVision wafer cost adjustment	4,056	(962)
Other non-cash charges	7,003	2,931
Changes in operating assets and liabilities:
Accounts receivable	(16,573)	45,238
Inventories	(90,456)	(64,433)
Other current assets	34,164	31,431
Other non-current assets	(1,427)	1,724
Accounts payable	61,342	25,212
Accrued payroll and related expenses	4,445	1,793
Income taxes receivable/payable	1,387	(55,580)
Other current liabilities, related parties	16,355	8,325
Other accrued liabilities	(1,240)	587
Deferred income on shipments to distributors and retailers and deferred revenue	75,514	(7,901)
Other non-current liabilities	(409)	900

Total adjustments	149,514	27,049

Net cash provided by operating activities	401,984	215,330

Cash flows from investing activities:
Purchases of short-term investments	(491,282)	(922,651)
Proceeds from sale of short-term investments	455,758	698,397
Acquisition of property and equipment, net	(80,500)	(107,939)
Notes receivable from FlashVision	(34,249)	(33,634)

Net cash (used in) investing activities	(150,273)	(365,827)

Cash flows from financing activities:
Issuance of common stock under employee programs	48,243	18,200

Net cash provided by financing activities	48,243	18,200

Effect of changes in foreign currency exchange rates on cash	863	—

Net increase (decrease) in cash and cash equivalents	300,817	(132,297)
Cash and cash equivalents at beginning of the year	463,795	734,479

Cash and cash equivalents at end of the year	$764,612	$602,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of October 2, 2005, and the statements of income for the three and nine months ended October 2, 2005 and September 26, 2004 and cash flows for the nine months ended October 2, 2005 and September 26, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent annual report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30. The third quarters of fiscal 2005 and 2004 ended on October 2, 2005 and September 26, 2004, respectively. Fiscal year 2005 is 52 weeks long and ends on January 1, 2006. Fiscal year 2004 was 53 weeks long and ended on January 2, 2005.
     Organization and Nature of Operations. SanDisk Corporation was incorporated in Delaware on June 1, 1988. The Company designs, develops and markets flash memory devices used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory devices.
     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and partially-owned subsidiaries. All intercompany balances and transactions have been eliminated. As required under Financial Interpretation No. 46, or FIN 46, Accounting for Variable Interest Entities, the Company also has consolidated the financial results of a company as to which it is the primary beneficiary within the meaning of FIN 46. See Note 8, “Business Ventures and Strategic Investments.”
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
     Foreign Currency. Many of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. For those subsidiaries where the functional currency is the local currency, gains and losses arising from translation adjustments are included in other comprehensive income and as accumulated other comprehensive income. Monetary balance sheet items denominated in a currency other than the applicable functional currency are revalued using the exchange rate in effect on the balance sheet date and the gain or loss on revaluation is included in net income.
     Recent Accounting Pronouncements. The Financial Accounting Standards Board, or FASB, adopted a revised Statement of Financial Accounting Standards No. 123, or SFAS 123R, Share Based Payments, with an effective date of June 15, 2005. In April 2005, the SEC amended the effective date of SFAS 123R, and the Company will now be required to adopt this standard for the Company’s first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of 2006 and currently does not expect to restate prior periods to conform to the new accounting standard. SFAS 123R will require the Company to recognize an expense based on the fair value of all share based payments to employees, including grants of options to buy shares of the Company’s common stock. The Company is unable to estimate the effect of adopting SFAS 123R because the actual amount will be determined, in part, by reference to inputs to its option pricing model at the time of future share based compensation awards. Adoption of SFAS 123R is expected to increase the Company’s operating expenses.
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
     In June 2005, the FASB issued FASB Staff Position No. 143-1, Accounting for Electronic Equipment Waste Obligations, or FSP 143-1, which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the effect that the adoption of FSP 143-1 has on our consolidated results of operations and financial condition. Such effects will depend on the respective laws adopted by the EU member countries.
2. Stock Based Compensation
     The Company makes awards to its employees under various employee stock plans. The Company accounts for awards under its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees, and the FASB’s Financial Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and other related guidance.
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

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
		(in thousands, except per share data)
Net income, as reported	$107,458	$54,102	$252,470	$188,281
Fair value method expense, net of related tax(1)	(10,268)	(10,161)	(30,975)	(29,693)

Pro forma net income	$97,190	$43,941	$221,495	$158,588
Pro forma basic net income per share	$0.53	$0.27	$1.22	$0.98
Pro forma diluted net income per share	$0.50	$0.24	$1.16	$0.86

(1)	Stock-based compensation included in reported net earnings less stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects.
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

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Per share weighted-average fair value of options granted	$16.71	$15.70	$12.32	$22.80

     The value of options granted was estimated on the date of grant using the following weighted-average assumptions:

	October 2,	September 26,
	2005	2004
Dividend yield	None	None
Expected volatility	0.47	0.89
Risk-free interest rate	4.02%	3.50%
Expected lives	4.2 years	5 years

     The pro forma net income and pro forma net income per share amounts listed above include expenses related to the Company’s employee stock purchase plans. The fair value of grants under the employee stock purchase plans was estimated on the first date of the purchase period, with the following weighted-average assumptions:

	October 2,	September 26,
	2005	2004
Dividend yield	None	None
Expected volatility	0.37	0.59
Risk-free interest rate	3.73%	1.78%
Expected lives	1/2 year	1/2 year

     A summary of activity under all stock incentive plans follows (shares in thousands):

	Total Available		Weighted
	for Future	Total	Average
	Grant/Issuance	Outstanding	Exercise Price
Balance at December 28, 2003	16,162	19,392	$11.21

Granted	(6,617)	6,617	$31.58
Automatic share increase	7,337	—	—
Exercised	—	(2,320)	$8.21
Canceled	1,057	(1,057)	$20.93

Balance at January 2, 2005	17,939	22,632	$17.02

Granted	(5,884)	5,884	$25.89
Automatic share increase	8,206	—	—
1995 Plan termination	(22,046)	—	—
Initial reserve under 2005 Plan	5,700	—	—
Exercised	—	(3,804)	$10.92
Canceled shares (1).	1,032	(704)	$24.30

Balance at October 2, 2005	4,947	24,008	$19.92

(1)	Shares granted under the 1995 Plan that are subsequently canceled are available for grant under the 2005 Plan. As of October 2, 2005, 327,661 granted shares under the 1995 Plan were canceled.

3. Warranty
     Changes to the Company’s warranty reserve activity were as follows (in thousands):

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Balance, beginning of period	$11,725	$9,973	$11,380	$3,694
Additions (reductions) to costs of revenue, net	349	1,882	4,837	10,647
Adjustments	(883)	(963)	(883)	(588)
Usage	(521)	(1,937)	(4,664)	(4,798)

Balance, end of period	$10,670	$8,955	$10,670	$8,955

     The majority of the Company’s products have a warranty ranging from one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty obligation is affected by customer and consumer returns, product failures and repair or replacement costs incurred in supporting product returns and failures. The Company recorded net warranty liability adjustments, totaling approximately ($0.9) million, for the three and nine months ended October 2, 2005, respectively.
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
     Inventories were as follows (in thousands):

	October 2, 2005	January 2, 2005
Inventories:
Raw material	$104,971	$53,681
Work-in-process	41,115	23,508
Finished goods	140,792	119,233

Total inventories	$286,878	$196,422

     In the three and nine months ended October 2, 2005 and September 26, 2004, the Company sold approximately $9.0 million, $23.9 million, $1.9 million and $6.8 million, respectively, of inventory that had been fully written-off in previous periods.

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

	October 2, 2005	January 2, 2005
	(in thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$(4,038)	$(2,332)
Available-for-sale investment in foundries	1,702	457
Cumulative currency translation	11,258	20,768

Total accumulated other comprehensive income	$8,922	$18,893

     Comprehensive income is as follows:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
		(in thousands)
Net income	$107,458	$54,102	$252,470	$188,281
Unrealized income (loss) on available-for-sale investment in foundries	32	(29,638)	1,245	(38,453)
Unrealized income (loss) on available-for-sale short-term investments	(688)	1,101	(1,706)	(1,429)
Currency translation income (loss)	(1,478)	(3,179)	(9,510)	(2,794)

Comprehensive net income	$105,324	$22,386	$242,499	$145,605

6. Net Income per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Numerator for basic net income per share:
Net income, as reported	$107,458	$54,102	$252,470	$188,281

Denominator for basic net income per share:
Weighted average common shares outstanding	183,047	162,425	181,716	161,796

Basic net income per share	$0.59	$0.33	$1.39	$1.16

Numerator for diluted net income per share:
Net income, as reported	$107,458	$54,102	$252,470	$188,281
Tax-effected interest and bond amortization expense attributable to convertible subordinated notes	—	1,202	—	3,612

Net income assuming conversion	$107,458	$55,304	$252,470	$191,893

Denominator for basic net income per share:
Weighted average common shares outstanding	183,047	162,425	181,716	161,796
Incremental common shares attributable to exercise of outstanding employee stock options (assuming proceeds would be used to purchase common stock)	11,274	9,861	9,811	10,831
Weighted convertible subordinated debentures	—	16,276	—	16,276

Shares used in computing diluted net income per share	194,321	188,562	191,527	188,903

Diluted net income per share	$0.55	$0.29	$1.32	$1.02

     Basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share includes the dilutive effects of stock options, warrants, and convertible securities. For the three and nine months ended October 2, 2005 and September 26, 2004, options to purchase 467,797, 5,629,053, 6,612,950 and 6,014,377 shares of common stock, respectively, have been omitted from the diluted net income per share calculation because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

7. Commitments, Contingencies and Guarantees
Commitments
     FlashVision. The Company has a 49.9% ownership interest in FlashVision, a business venture with Toshiba Corporation, or Toshiba, formed in 2000 to produce NAND flash memory products. FlashVision operates in two of Toshiba’s 200-millimeter wafer fabrication facilities, located in Yokkaichi, Japan. The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase half of FlashVision’s NAND wafer production output. The Company cannot estimate the total amount of this commitment as of October 2, 2005, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of October 2, 2005, the Company had notes receivable from FlashVision of 7.3 billion Japanese yen, or approximately $64 million based upon the exchange rate at October 2, 2005. These notes are secured by the equipment purchased by FlashVision using the note proceeds.
     Flash Partners. The Company has a 49.9% ownership interest in Flash Partners, a business venture with Toshiba, formed in 2004 to produce NAND flash memory products at a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. The Company accounts for its 49.9% ownership position in Flash Partners’ under the equity method of accounting. The Company is committed to purchase half of Flash Partners’ NAND wafer production output. The Company cannot estimate the total amount of this commitment as of October 2, 2005, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     The terms of the Flash Partners venture contractually obligate the Company and Toshiba to expand Flash Partners’ capacity. Although the Company and Toshiba intend to expand Flash Partners capacity to 62,500 wafer starts per month and beyond, the Company and Toshiba have thus far only committed to expand Flash Partners’ capacity to 48,750 wafer starts per month. The Company currently estimates the total equipment funding obligation at the 48,750 wafer starts per month level to be approximately 255.5 billion Japanese yen. Of this amount, the Company is obligated to fund 127.7 billion Japanese yen, or approximately $1.1 billion based upon the exchange rate at October 2, 2005, of which 25.0 billion Japanese yen, or approximately $221 million based upon the exchange rate at October 2, 2005, is expected to be financed through the existing Flash Partners’ operating lease facility with Mitsui Leasing & Development Co., Ltd., and other financial institutions, as described in “Off Balance Sheet Liabilities – Flash Partners” below.
     As of October 2, 2005, Flash Partners had drawn approximately 30.7 billion Japanese yen, or approximately $271 million based on the exchange rate at October 2, 2005, and intends to draw the entire existing operating lease facility in the remainder of fiscal 2005. The Company had guaranteed Flash Partners’ obligation, net of accumulated lease payments, of approximately 14.3 billion Japanese yen, or approximately $126 million based upon the exchange rate at October 2, 2005. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be obligated to guarantee in whole or in part.
     As a part of the FlashVision and Flash Partners venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. In 2004, the Company and Toshiba increased the maximum quarterly amounts the Company may be required to pay under these agreements and clarified the allocation methodologies for direct research and development costs. As of October 2, 2005, the Company had accrued liabilities related to these expenses of $5.0 million.
     Toshiba Foundry. The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of this agreement, the Company is required to provide Toshiba with a purchase order commitment based on a six-month rolling forecast.
     Business Ventures and Foundry Arrangement with Toshiba. Purchase orders placed under the Toshiba ventures and foundry arrangement with Toshiba relating to the first three months of the six-month forecast are binding and cannot be canceled. At October 2, 2005, the Company had approximately $111.5 million of noncancelable purchase orders for flash memory wafers outstanding to FlashVision, Flash Partners and Toshiba.

     Other Silicon Sources. The Company’s contracts with its other sources of silicon generally require the Company to provide a purchase order commitment based on a six-month rolling forecast. The purchase orders placed under these arrangements relating to the first three months of the six-month forecast are generally binding and cannot be canceled. Outstanding purchase commitments for other sources of silicon are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.
     Subcontractors. In the normal course of business, the Company’s subcontractors periodically procure production materials based on the forecast the Company provides to them. The Company’s agreements with these subcontractors require that it reimburse them for materials that are purchased on the Company’s behalf in accordance with such forecast. Accordingly, the Company may be committed to certain costs over and above its open noncancelable purchase orders with these subcontractors. Outstanding purchase commitments for subcontractors are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.
Off Balance Sheet Liabilities
     FlashVision. FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese yen in May 2002 with Mizuho Corporate Bank, Ltd., or Mizuho, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of October 2, 2005, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 9.5 billion Japanese yen, or approximately $84 million based upon the exchange rate at October 2, 2005.
     Flash Partners. As described in “Commitments — Flash Partners” above, Flash Partners intends to sell and lease-back from a consortium of financial institutions approximately one-half of its tools. In December 2004, Flash Partners entered into a master lease agreement providing for up to 50.0 billion Japanese yen of original lease obligations. As of October 2, 2005, approximately 30.7 billion Japanese yen, or approximately $271 million based upon the exchange rate at October 2, 2005, had been borrowed against the original 50.0 billion Japanese yen lease obligation and Flash Partners intends to draw the entire existing operating lease facility in the remainder of fiscal 2005. The Company and Toshiba have each guaranteed, on a several basis, 50 percent of Flash Partners’ obligations under the master lease agreement. Flash Partners draws individual tranches under the lease agreements and each individual draw has a four-year or five-year term as agreed by Flash Partners and the lessors. Lease payments are due quarterly. At the end of the lease term, Flash Partners has the option of purchasing the tools at a percentage of their original sales price to the lessors. The fair value of the Company’s guarantee of Flash Partners’ lease obligation was insignificant at inception of the guarantee. In addition, Flash Partners expects to secure additional equipment lease facilities over time. See Note 10, “Subsequent Events.”
Guarantees
     Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of October 2, 2005, no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of October 2, 2005 or January 2, 2005, as this liability is not reasonably estimable even though liability under these agreements is not remote.
     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Partners for, environmental remediation costs or liability resulting from Flash Partners’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Partners infringe third-party patents. In 2004, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facility in which Flash Partners operations are located to establish a baseline for evaluating future environmental conditions. The Company has not made any indemnification payments under any such agreements and as of October 2, 2005, no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     See also “Off Balance Sheet Liabilities” above.
Contractual Obligations and Off Balance Sheet Arrangements
     The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at October 2, 2005, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

			Less than	1 - 3 Years	3 –5 Years	More than 5
			1 Year	(Fiscal 2006	(Fiscal 2008	Years
	Total		(3 months 2005)	and 2007)	and 2009)	(Beyond Fiscal 2009)
Contractual Obligations:
Operating leases	$4,014		$963	$2,773	$229	$49
FlashVision, fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	344,653		27,163	182,129	116,240	19,121
Flash Partners fabrication capacity expansion and start-up costs, and reimbursement for certain other costs including depreciation	1,852,966		41,847	1,051,019	393,031	367,069
Toshiba research and development	84,000		5,000	50,000	29,000	—
Capital equipment purchases commitments	45,895		45,895	—	—	—
Operating expense commitments	49,996		49,996	—	—	—
Noncancelable production purchase commitments	474,970	(1)	474,970	—	—	—

Total contractual cash obligations	$2,856,494		$645,834	$1,285,921	$538,500	$386,239

As of
October 2,
2005
Off Balance Sheet Arrangements:
Indemnification of FlashVision foundry equipment lease (2)	$84,009
Guarantee of Flash Partners lease (3)	$126,307

(1)	Amounts are denominated in Japanese yen, are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at October 2, 2005.

(2)	The Company’s contingent indemnification obligation is 9.5 billion Japanese yen, or approximately $84 million based upon the exchange rate at October 2, 2005.

(3)	The Company’s guarantee obligation, net of cumulative lease payments, is 14.3 billion Japanese yen, or approximately $126 million based upon the exchange rate at October 2, 2005.

     The Company leases its headquarters and sales offices under operating leases that expire at various dates through 2010. Future minimum lease payments under real estate operating leases at October 2, 2005 were as follows (in thousands):

Fiscal Year Ending:
2005	$876
2006	2,066
2007	265
2008	86
2009	92
2010	48

Total	$3,433

     The Company had foreign exchange contract lines in the amount of $400.0 million at October 2, 2005. Under these lines, the Company may enter into forward foreign exchange contracts that require the Company to sell or purchase foreign currencies. As of October 2, 2005, the Company had forward foreign exchange contracts in place in the net amount of 4.6 billion Japanese yen, or approximately $40 million based upon the exchange rate at October 2, 2005.

8. Business Ventures and Strategic Investments
     UMC. The Company maintains an investment position in United Microelectronics Corporation, or UMC, one of its suppliers of wafers for its controller components, on the cost basis of accounting. As of October 2, 2005, the Company owned 24.5 million UMC shares with a cost basis of $13.4 million and a fair market value of $15.7 million.
     Tower Semiconductor. The Company owns approximately 15% of the outstanding shares of Tower Semiconductor Ltd., or Tower, one of its suppliers of wafers for its controller components. The Company has sourced controller wafers from Tower since the third quarter of fiscal 2003. As of October 2, 2005, the Company owned approximately 10.0 million Tower shares with a carrying value equal to the market value of approximately $12.3 million, a warrant to purchase 0.4 million Tower ordinary shares at an exercise price of $7.50 per share, with a carrying value of zero and Tower prepaid wafer credits with a carrying value of zero. In the three months ended October 2, 2005, the Company recorded an unrealized gain of $0.5 million through OCI on its Tower investment to bring the carrying value of the Tower shares to market value. See Note 10, “Subsequent Events – Tower.”
     U3, LLC. In the first quarter of fiscal 2005, the Company entered into an agreement with M-Systems, Inc., or M-Systems, under which they formed U3, LLC. The Company and M-Systems each own 50% of U3, LLC. U3, LLC is a variable interest entity and the Company is the primary beneficiary. The Company is entitled to half of any residual gains. However, as the Company will provide greater than 50% of the U3, LLC financial support, it would receive more than half of any residual losses with respect to the U3, LLC entity. The Company has consolidated the statement of financial position and the results of operations for the three and nine months ended October 2, 2005 and has recorded a net loss related to U3, LLC for these periods of $0.7 million and $2.3 million, respectively. The Company has recorded a net minority interest of $2.3 million included as a component of its condensed consolidated balance sheet.
9. Related Parties
     The Company entered into agreements with Toshiba, under which FlashVision and Flash Partners were formed to produce advanced NAND flash memory wafers (see also Note 7, “Commitments, Contingencies and Guarantees”). During the nine months ended October 2, 2005, the Company purchased approximately $42.1 million of capital equipment which is located in Toshiba’s Yokkaichi operations. In return, the Company will receive 100% of the output from this equipment. The Company purchased NAND flash memory wafers from FlashVision, Flash Partners and Toshiba, purchased capital equipment from FlashVision, made payments for shared research and development expenses, made loans to FlashVision and made investments in Flash Partners totaling approximately $144.5 million and $395.5 million for the three and nine months ended October 2, 2005, respectively, and $166.1 million and $358.2 million in the comparable periods of fiscal 2004, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. At October 2, 2005 and January 2, 2005, the Company had accounts payable balances due to FlashVision of $30.7 million for each period, respectively, balances due to Flash Partners of $12.8 million and zero, respectively, and balances due to Toshiba of $13.9 million and $6.1 million, respectively. At October 2, 2005 and January 2, 2005, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $5.0 million and $5.5 million, respectively.
     The Company owns approximately 15% of the outstanding shares of Tower, prepaid wafer credits issued by Tower and a warrant to purchase Tower ordinary shares. The Company’s Chief Executive Officer is a member of the Tower board of directors. The Company paid Tower approximately $3.8 million, $23.8 million, $3.2 million and $19.0 million in the three and nine months ended October 2, 2005 and September 26, 2004, respectively, for the purchase of controller wafers and related non-recurring engineering, or NRE. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At October 2, 2005 and January 2, 2005, the Company had amounts payable to Tower of approximately $0.7 million and $7.6 million, respectively, related to the purchase of controller wafers and related NRE. See Note 10, “Subsequent Events – Tower.”
     The President and Chief Executive Officer of Flextronics International, Ltd., or Flextronics, has served on the Company’s board of directors since September 2003. For the three and nine months ended October 2, 2005 and September 26, 2004, the Company paid Flextronics and its affiliates approximately $9.9 million, $28.4 million, $9.1 million and $25.2 million, respectively, for card assembly and testing. These activities are ultimately reflected as a component of the Company’s cost of product revenues. At October 2, 2005 and January 2, 2005, the Company had amounts payable to Flextronics and its affiliates of approximately $2.7 million and $2.0 million, respectively, for these services.

     The Company and M-Systems entered into an agreement to form U3, LLC, an entity to develop and market a next generation platform for universal serial bus flash drives. During the three and nine months ended October 2, 2005, the Company paid $0.6 million and $1.4 million, respectively, to U3, LLC as an initial capital contribution. At October 2, 2005, the Company had recorded a net minority interest of $2.3 million.
10. Subsequent Events
     In October 2005, the Company signed a merger agreement with Matrix Semiconductor, Inc., or Matrix, to acquire all of the outstanding stock of Matrix. The acquisition consideration will be approximately $250.0 million, consisting of approximately $238.0 million of the Company’s newly issued shares and equity incentives and approximately $12.0 million of cash. Matrix has pioneered the development of 3-D one time programmable integrated circuits. This merger acquisition is expected to close in the fourth quarter of 2005, and its completion is subject to regulatory approval and the satisfaction of standard conditions.
     The Company has guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligation. On October 31, 2005, the board of directors of Flash Partners approved an operating lease draw down of 19.3 billion Japanese yen for equipment financing, bringing the cumulative Flash Partners’ operating lease draw down to 50.0 billion Japanese yen, the maximum allowed under this equipment lease facility. This draw down brings the Company’s cumulative guarantee under this equipment lease facility, net of cumulative lease payments, to approximately 24.0 billion Japanese yen, or approximately $211 million based on the exchange rate at October 2, 2005.
     In July 2005, Tower entered into an amendment to its bank credit facility agreement. The amendment provides, among other things, for financing from the banks in the amount of up to $30 million, subject to a similar amount being raised by Tower from investors. In connection with the amendment, subject to other terms and conditions, the Company agreed to invest $3.5 million towards the funding by investors. This investment is intended to be made through a rights offering to be conducted by Tower, with respect to which a registration statement was filed in July 2005. As of October 2, 2005, additional funding by investors had not been executed. See Note 8, “Business Ventures and Strategic Investments – Tower” and Note 9, “Related Parties – Tower.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to significant risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Factors That May Affect Future Results” in this report and elsewhere in this report. Our business, financial condition or results of operations could be materially adversely affected by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “SanDisk®,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries.
Overview
     We are the worldwide leader in flash storage card products. We design, develop and market flash storage devices used in a wide variety of consumer electronics products. Flash storage allows data to be stored in a compact format that retains the data for an extended period of time after the power has been turned off. Our flash storage card products enable mass-market adoption of digital cameras, feature phones, MP3 players and other digital consumer devices. Our products include flash cards, Universal Serial Bus, or USB, flash drives and digital audio players. We believe the market for flash storage is price elastic. We expect that as we reduce the price of our flash devices, consumers will demand an increasing number of megabytes of memory. In order to profitably capitalize on price elasticity in the market for flash storage products, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer.
     Our Primary Markets. We currently focus primarily on five digital consumer markets:
•	Digital Cameras and Other Consumer Devices. We make and sell flash storage cards that are used as the film for all major brands of digital cameras. Our cards are also used to store video in solid-state digital camcorders, personal data in PDAs, maps in global positioning systems, or GPS, and other consumer devices. Primary card formats for cameras and other digital devices include: CompactFlash®, or CF, Secure Digital, or SD™, Memory Stick™ and xD-Picture Card™.

•	Feature Phones. Feature phones are phones that contain one or more multimedia features such as camera functionality, audio/MP3, games, video or internet access. These features require increasing storage capacity in the phone. We are a leading supplier of miniSD™, SD, Memory Stick Duo™, microSD™ and reduced sized MMC, or RS-MMC™, cards for removable storage in many of these feature phones.

•	USB Flash Drives. USB flash drives allow consumers to store electronic files on keychain-sized devices and then quickly and easily transfer these files between laptops, desktops and other devices. We believe USB flash drives will be an important factor in the evolution of mobile computing.

•	Digital Audio Players. Digital audio players allow consumers to download, store and play music. In 2004 we introduced our first digital audio player with embedded flash memory, and in the first quarter of 2005 we introduced the Sansa™ line of players which feature embedded flash memory as well as an SD card slot for additional capacity.

•	Gaming. Portable game consoles now include advanced features and functionality, including storage of game results, digital audio, video playback and photo viewing. These features demand high capacity memory storage cards. In the first quarter of 2005, we began shipping brightly colored SD and Memory Stick PRO Duo™ cards for this emerging market.
     Our Sales Channels. Our products are available to end-users at over 138,000 retail storefronts around the globe and as data storage cards bundled with host products by our Original Equipment Manufacturer, or OEM, customers. We market our products under the SanDisk brand in the retail channel using a direct sales organization, distributors and manufacturers’ representatives. Retail stores include: consumer electronics stores, office superstores, photo retailers, mobile phone stores, mass merchants, internet and e-commerce retailers, drug stores, supermarkets, convenience stores and gaming stores. The breadth of our product line and card formats contributes to our strength in the retail channel. We also sell products to OEM customers on a private-label basis. Our OEM customers include digital camera manufacturers, mobile phone manufactures and the manufacturers of other digital consumer devices.
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
     We sort and test our wafers at Toshiba, Tower and Ardentec Corporation and then ship to our third-party memory assembly subcontractors. We believe our use of subcontractors reduces the cost of our operations and gives us access to increased production capacity.
     Technology. We are known as a technology innovator. Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance and cost-effective flash memory storage products to address a variety of emerging markets. We have been actively involved in all aspects of this development, including flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly-developed system platforms.
     Patents and Licenses. We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights and we receive royalties from the licensing of our patents at both the chip and card levels to third-party manufacturers of flash products. Royalty and license revenues comprise a significant portion of our total revenues and accordingly are a key source of funding for our research efforts.
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
     Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. At October 2, 2005 and September 26, 2004, deferred income, from sales to distributors and retailers was $162.9 million and $87.8 million, respectively. Estimated sales returns are provided for as a reduction to product revenue and were not material for any period presented in our consolidated financial statements.

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
     We have cross-license arrangements that include a guarantee of access to flash memory supply. We recognize license fees received on a straight-line basis over the life of the license, which corresponds to the term of the supply guarantees. We recognize no income associated with the license we receive back from the licensee because we have no vendor specific evidence as to the fair value of those rights. When we purchase product under our guaranteed capacity from our licensee, we recognize the gross profits from the sale of such goods in the ordinary manner and do not increase our license and royalty revenue because we have no vendor specific evidence of the fair value of the supply guarantee. At October 2, 2005 and September 26, 2004, deferred license fees from patent license agreements was $22.7 million and $29.9 million, respectively. The cost of revenues associated with patent license and royalty revenues was insignificant for each of the periods presented in our consolidated financials.
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
     Warranty Costs. The majority of our products have a warranty ranging from one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. Our warranty obligation is affected by product failure rates and repair or replacement costs incurred in supporting a product failure. Should actual product failure rates, or repair or replacement costs differ from our estimates, increases or decreases to our warranty liability would be required.
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
     With respect to all equity investments, we review the degree of control that our investment and other arrangements give us over the entity we have invested in and our business to confirm that these conclusions are correct. Generally, after considering all factors, if we hold equity interests representing less than 20% of the outstanding voting interests of an entity we invested in, we use the cost method of accounting. If we hold at least 20% but less than a majority of the outstanding voting interests of an entity we invested in, we use the equity method of accounting.

     Share Based Compensation. We account for employee stock based compensation using the intrinsic value method, and accordingly no expense has been recognized in our consolidated income statements for options granted to employees or directors under our stock option plans. We have also accounted for our employee purchase plan using the intrinsic value method and accordingly, we have not recognized any expense for the discount provided on the fair market value of the stock sold under our employee stock purchase plan. We account for restricted stock awards by recognizing compensation expense equal to the fair market value of the restricted stock awards on the date of the grant. This compensation expense is recognized ratably over the applicable vesting period.
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
     Deferred Tax Assets. We provide a valuation allowance against deferred tax assets if it is more likely than not that such an amount will not be realized. We carried a valuation allowance of $14.9 million and $12.3 million on our deferred tax assets at October 2, 2005 and January 2, 2005, respectively, based on our view that it is more likely than not that we will not be able to take a tax benefit for unrealized capital losses on our investments in foundries.
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

Results of Operations

	Three months ended				Nine months ended
	October 2,	% of	September 26,	% of	October 2,	% of	September 26,	% of
	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
	(Dollars in thousands)
Product revenues	$529,735	89.8%	$365,033	89.5%	$1,383,176	88.9%	$1,095,139	89.2%
License and royalty revenues	59,896	10.2%	42,921	10.5%	172,326	11.1%	133,033	10.8%

Total revenues	589,631	100.0%	407,954	100.0%	1,555,502	100.0%	1,228,172	100.0%
Cost of product revenues	332,847	56.5%	260,573	63.9%	884,832	56.9%	746,220	60.8%

Gross margins	256,784	43.5%	147,381	36.1%	670,670	43.1%	481,952	39.2%
Operating expenses Research and development	43,420	7.4%	30,184	7.4%	150,771	9.7%	89,414	7.3%
Sales and marketing	31,610	5.4%	20,863	5.1%	83,241	5.4%	65,466	5.3%
General and administrative	23,186	3.9%	12,651	3.1%	58,527	3.8%	34,499	2.8%

Total operating expenses	98,216	16.7%	63,698	15.6%	292,539	18.8%	189,379	15.4%

Operating income	158,568	26.9%	83,683	20.5%	378,131	24.3%	292,573	23.8%
Non-operating income, net	11,999	2.0%	1,914	0.5%	22,614	1.5%	6,285	0.5%

Income before taxes	170,567	28.9%	85,597	21.0%	400,745	25.8%	298,858	24.3%
Provision for income taxes	(63,109)	-10.7%	(31,495)	-7.7%	(148,275)	-9.5%	(110,577)	-9.0%

Net income	$107,458	18.2%	$54,102	13.3%	$252,470	16.2%	$188,281	15.3%

     Product Revenues. Our product revenues for the three and nine months ended October 2, 2005 were $529.7 million and $1.4 billion, an increase of 45% and 26% from the comparable periods of fiscal 2004 of $365.0 million and $1.1 billion, respectively. The increases in our product revenues were comprised of a 213% and 204% increase in the number of megabytes sold partially offset by a 54% and 59% decrease in our average selling price per megabyte over the comparable periods of 2004. On a product line basis, year-over-year growth was particularly strong for our Memory Stick cards, high performance SanDisk Ultra® and SanDisk Extreme® products, digital audio players, USB flash drives and microSD for mobile phones.
     License and Royalty Revenues. Our license and royalty revenues for the three and nine months ended October 2, 2005 were $59.9 million and $172.3 million, an increase of 40% and 30% from $42.9 million and $133.0 million over the comparable periods of fiscal 2004, respectively. The increase in license and royalty income was primarily due to increased royalty bearing sales by our licensees.
     Our top ten customers represented approximately 46% and 53% of our total revenues in the three months ended October 2, 2005 and September 26, 2004, and approximately 47% and 54% of our total revenues in the nine months ended October 2, 2005 and September 26, 2004, respectively. No customer exceeded 10% of total revenues in any of these periods.
     Gross Margins. Our gross margin for the three and nine months ended October 2, 2005 was 43.5% and 43.1%, compared to 36.1% and 39.2% in the comparable periods of fiscal 2004, respectively. The improvement in gross margin compared to the comparable periods of 2004 is primarily attributable to the favorable cost structure of mature 90-nanometer technology more than off-setting the price decline.
     Research and Development. Our research and development expenses for the three months ended October 2, 2005 and September 26, 2004 were $43.4 million and $30.2 million or 7% of revenues for each respective year. Our research and development expenses for the nine months ended October 2, 2005 and September 26, 2004 were $150.8 million or 10% of revenues and $89.4 million or 7% of revenues, respectively. The increase in our research and development expenses were primarily due to costs associated with the initial design and development of manufacturing process technology related to Flash Partners’ 300-millimeter production line, as well as increases in salaries and related expenses, outside services and depreciation from additional equipment.

     Sales and Marketing. Our sales and marketing expenses for the three months ended October 2, 2005 were $31.6 million compared with $20.9 million in the comparable period of fiscal 2004 or 5% of revenues for both periods. Our sales and marketing expenses for the nine months ended October 2, 2005 and September 26, 2004 were $83.2 million and $65.5 million, respectively, or 5% of revenues for both periods. The increases in our sales and marketing expenses were primarily related to increased promotional expenses, trade shows and related collateral materials, outside commissions, outside services and salaries and related expenses partially offset by lower advertising expenses, all in support of our higher revenue base.
     General and Administrative. Our general and administrative expenses for the three months ended October 2, 2005 were $23.2 million or 4% of revenues compared with $12.7 million or 3% of revenues in the comparable period of fiscal 2004. Our general and administrative expenses for the nine months ended October 2, 2005 and September 26, 2004 were $58.5 million or 4% of revenues and $34.5 million or 3% of revenues, respectively. These increases in our general and administrative expenses were primarily related to increased costs for patent litigation and other intellectual property expenses, salary and related expenses and outside services, partially offset by lower bad debt expense.
     Non-Operating Income, net. Our net non-operating income for the three months ended October 2, 2005 was $12.0 million compared to $1.9 million in the comparable period of fiscal 2004. Our net non-operating income for the nine months ended October 2, 2005 was $22.6 million compared to $6.3 million in the comparable period of fiscal 2004. These increases in net non-operating income were primarily due to higher interest income as a result of higher cash balances and higher interest rates and the elimination of interest expense due to the conversion of our convertible debt in the fourth quarter of fiscal 2004, partially offset by increased other than temporary impairment charges in the first nine months of 2005 related to investment in foundries.
     Provision for Income Taxes. Our effective tax rate for the three and nine months ended October 2, 2005 was 37%, consistent with the comparable periods of fiscal 2004. Our 2005 effective tax rate differs from the U.S. statutory tax rate primarily due to state tax expense, net of a federal benefit. Our future tax rate may be impacted by state taxes, our ability to realize tax benefits from capital losses and the geographic mix of our earnings.
     Cash Flows. Operating activities generated $402.0 million of cash during the nine months ended October 2, 2005 compared to an increase of $215.3 million of cash during the nine months ended September 26, 2004. Contributors to the generation of cash from operations in the nine months ended October 2, 2005 were net income of $252.5 million, non-cash adjustments to income for depreciation and amortization of $46.9 million, loss on investment in foundries of $8.8 million, other non-cash charges and FlashVision wafer cost adjustments of $11.1 million, an increase in deferred income on shipments to distributors and retailers and deferred revenue of $75.5 million, an increase in accounts payable of $61.3 million, a decrease in other current assets of $34.2 million, an increase in other current liabilities and other current liabilities to related parties of $16.4 million, an increase in accrued payroll and related expenses of $4.4 million and a decrease in income taxes receivable of $1.4 million. These were partially offset by an increase in inventory balances of $90.5 million, increases in accounts receivable of $16.6 million, increases in other non-current assets of $1.4 million and a decrease in other accrued liabilities of $1.2 million.
     Investing activities used $150.3 million of cash in the nine months ended October 2, 2005 compared to a usage of $365.8 million of cash for investing activities during the nine months ended September 26, 2004. In the nine months ended October 2, 2005, we purchased short-term investments of $491.3 million, loaned $34.2 million to FlashVision, purchased $44.2 million of wafer manufacturing equipment to be used at Toshiba’s Yokkaichi Operations and purchased $36.3 million of other capital equipment items. The use of cash was offset by proceeds from the sale of short-term investments of $455.8 million.
     Financing activities generated $48.2 million of cash in the nine months ended October 2, 2005 compared to a generation of $18.2 million of cash from financing activities during the nine months ended September 26, 2004, all from exercises of stock options and sales under our employee stock purchase plan.

Liquidity and Capital Resources
     Liquid Assets. At October 2, 2005, we had cash, cash equivalents and short-term investments of $1.66 billion. Our working capital balance was $1.79 billion.
     Toshiba Ventures. We own 49.9% of FlashVision and Flash Partners, our business ventures with Toshiba. The terms of these ventures contractually obligate us to expand the capacity of these operations and to purchase 50% of FlashVision and Flash Partners’ output. We are also committed to fund 49.9% of FlashVision or Flash Partners’ costs to the extent that FlashVision or Flash Partners’ revenues from wafer sales to us and Toshiba are insufficient to cover these costs.
     We agreed to reimburse Toshiba for 49.9% of losses it sustains under its guarantee of FlashVision’s operating lease with Mizuho bank. As of October 2, 2005, the maximum exposure for FlashVision under that guarantee was 19.1 billion Japanese yen and our maximum exposure was 9.5 billion Japanese yen, or approximately $84 million based upon the exchange rate at October 2, 2005. See Item 1, Note 7, “Commitments, Contingencies and Guarantees.”
     We and Toshiba intend to expand Flash Partners’ capacity to 62,500 wafer starts per month and beyond, however, we and Toshiba have thus far only committed to expand its capacity to 48,750 wafer starts per month. We currently estimate the total equipment funding obligation at the 48,750 wafer starts per month level to be approximately 255.5 billion Japanese yen. Of this amount, we are obligated to fund 127.7 billion Japanese yen or approximately $1.13 billion based upon the exchange rate at October 2, 2005. We have funded approximately 25.0 billion Japanese yen, or approximately $221 million of this commitment through the Flash Partners’ lease facility with Mitsui Leasing & Development.
     As of October 2, 2005, Flash Partners had drawn from its equipment lease facility with Mitsui Leasing and Development approximately 30.7 billion Japanese yen, of which our guarantee portion, net of cumulative lease payments, as of October 2, 2005, is approximately 14.3 billion Japanese yen, or approximately $126 million based upon the exchange rate at October 2, 2005. On October 31, 2005, Flash Partners exercised an additional equipment lease draw down of 19.3 billion Japanese yen for equipment financing, bringing the cumulative Flash Partners’ operating lease draw down to 50.0 billion Japanese yen, the maximum allowed under this equipment lease facility. This draw down brings our cumulative guarantee obligation, net of cumulative lease payments, under this equipment lease facility to approximately 24.0 billion Japanese yen, or approximately $211 million based on the exchange rate as of October 2, 2005. Flash Partners expects to secure additional equipment lease facilities over time, which we may guarantee in whole or in part.
     We are committed to purchase 50% of FlashVision and Flash Partners’ NAND flash memory product output at a price to be determined by reference to the future cost to produce the semiconductor wafers. We cannot estimate the total amount of this commitment as of October 2, 2005, because it is based upon future costs and volumes. At October 2, 2005, approximately $111.5 million of noncancelable purchase orders for flash memory wafers were outstanding to FlashVision, Flash Partners and Toshiba.
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
Contractual Obligations and Off Balance Sheet Arrangements
     Our contractual obligations and off balance sheet arrangements at October 2, 2005, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 7 to our condensed consolidated financial statements included in Item 1.

Factors That May Affect Future Results
     Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others, the following:
•	decline in the average selling prices, net of promotions, for our products due to excess supply, competitive pricing pressures and strategic price reductions initiated by us or our competitors;

•	insufficient supply from captive and non-captive sources or insufficient capacity from our test and assembly sub-contractors to meet demand;

•	timing, volume and cost of wafer production from the FlashVision and Flash Partners ventures as impacted by fab start-up, technology transitions and yields;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain geographies;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire;

•	timing of sell through by our distributors and retail customers;

•	continued development of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	increased purchases of flash memory products from our non-captive sources, which typically have higher costs than our captive sources;

•	difficulty in forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to noncancelable contractual obligations to purchase materials such as flash memory, controllers, printed circuit boards and discrete components;

•	write-downs of our investments in fabrication capacity, equity investments and other assets;

•	expensing of share-based compensation;

•	adverse changes in product and customer mix;

•	terrorist attacks, governmental responses to those attacks and natural disasters;

•	changes in general economic conditions; and

•	the factors listed elsewhere under “Factors That May Affect Future Results.”
     Sales to a small number of customers represent a significant portion of our revenues and, if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Sales to our top 10 customers and licensees accounted for more than 47%, 55%, 48% and 45% of our total revenues during the nine months ended October 2, 2005 and the fiscal years of 2004, 2003 and 2002, respectively. If we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements expire. Our sales are generally made by standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year to year as we enter new markets.

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
     Our revenue depends in part on the success of products sold by our OEM customers. A portion of our sales are to a number of OEMs, who bundle our flash memory products with their products, such as cameras or handsets. Our sales to these customers are dependent upon the OEM’s choosing our products over those of our competitors and on the OEM’s ability to create, introduce, market and sell these products successfully in its respective markets. Should our OEM customers be unsuccessful in selling their current or future products that include our product, or should they decide to discontinue bundling our products, our results of operation and financial condition could be harmed.
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
     We continually seek to develop new products and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products. We continually seek to develop new products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. Our new products may not gain market acceptance and we may not be successful in penetrating the new markets that we target, such as handsets, digital audio players or pre-recorded flash memory cards. As we introduce new standards, such as microSD, it will take time for these new standards to be adopted, for consumers to accept and transition to these new standards and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. For example, the digital still camera market is shifting away from use of CompactFlash memory cards to other form factors, such as SD cards. If this decreased demand is not offset by increased demand for our other form factors or our new products, our results of operations could be harmed. Any new products or standards we develop may not be commercially successful.
     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large domestic and international companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. In addition, many semiconductor companies have announced plans to bring up substantial new capacity of flash memory, including MLC flash memory. For example, Samsung began shipping its first MLC chips in the third quarter of 2005. If the combined total new flash memory capacity exceeds the corresponding growth in demand, prices may decline dramatically, adversely impacting our results of operations and financial condition. In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND MLC flash memory technology.
     Our primary semiconductor competitors continue to include our historical competitors Renesas, Samsung and Toshiba. New competitors include Hynix Semiconductor, Inc., or Hynix, Infineon Technologies, A.G., or Infineon, Micron Technology, Inc., or Micron, and ST Microelectronics N.V., or ST Micro, which began shipping NAND or NAND-competitive memory in 2004. If any of these competitors increase their memory output, as Hynix recently has, it will likely result in a decline in the prevailing prices for packaged NAND semiconductor components. Additionally, other semiconductor manufacturers, such as Advanced Micro Devices Inc., Spansion LLC, or Spansion, and Intel Corporation, or Intel, a SanDisk licensee, may attempt to produce NAND flash memory.
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
     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future sales revenues and may result in the loss of our key customers. For example, Samsung, with significant manufacturing capacity, brand recognition and access to distribution channels, provides competing flash cards and has recently introduced MMC micro™ as a direct competitor to our microSD mobile card. Lexar markets a line of flash cards bearing the Kodak brand name, which competes with our flash memory cards. In addition, other companies, such as Matrix Semiconductor, have announced products or technologies that may compete with our Shoot & Store™ products. Our mobile products face competition from M-Systems and Samsung who have announced similar form factors and from Intel, Samsung, Sharp and Spansion who have competing embedded solutions. Our digital audio players face competition from similar products offered by other companies, including Apple Computer, Inc., or Apple, Creative Technology, Ltd., iriver America, Inc., and Samsung. In addition, our USB flash drives face competition from Lexar, Memorex, M-Systems and PNY, among others. If our products cannot compete effectively, our market share and profitability will be adversely impacted.
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
     We believe that our ability to compete successfully depends on a number of factors, including:
•	price, quality, and on-time delivery to our customers;

•	product performance, availability and differentiation;

•	success in developing new applications and new market segments;

•	sufficient availability of supply;

•	efficiency of production;

•	timing of new product announcements or introductions by us, our customers and our competitors;

•	the ability of our competitors to incorporate standards or develop formats which we do not offer;

•	the number and nature of our competitors in a given market;

•	successful protection of intellectual property rights; and

•	general market and economic conditions.
     We may not be able to successfully compete in the marketplace.
     The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated declines in selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future.
     Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to the ventures with Toshiba may result in losses. Through our investments in Flash Partners and FlashVision, we expect a significant increase in our flash memory supply in 2006 as compared to increases in previous years. Our obligation to purchase 50% of the output from these ventures could harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investments in the ventures with Toshiba. Any future excess supply could have a material adverse effect on our business, financial condition and results of operations.
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

     Our actual manufacturing yields may be lower than our expectations resulting in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors. Yield problems may not be identified or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We have from time to time experienced yields which have adversely affected our business and results of operations. We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations. For example, the joint ventures have begun producing cards employing 70-nanometer technology at FlashVision and 300-millimeter wafers manufactured at the Flash Partners’ Fab 3 facility. If production ramp and/or yields from the 70-nanometer FlashVision wafers or the 300-millimeter Flash Partners wafers do not improve as expected, we may not have enough supply to meet demand and our cost competitiveness, business, financial condition and results of operations will be harmed.
     We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for our wafer testing, IC assembly, packaged testing, product assembly, product testing and order fulfillment. As demand has increased, our subcontractors have experienced difficulty in meeting our requirements. If we are unable to increase the capacity of our current sub-contractors or qualify and engage additional sub-contractors, we may not be able to meet demand for our products. We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. We do not have exclusive relationships with any of our subcontractors and therefore cannot guarantee that they will devote sufficient resources to manufacturing our products. We cannot, and will not, be able to directly control product delivery schedules. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers. In these arrangements we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.
     In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that have caused, and may in the future cause, significant product delays that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as the 70-nanometer 8 gigabit MLC chip which we recently began shipping, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. In addition, our planned procurement of MLC wafers from non-captive sources requires us to develop new controller technology and may result in inadequate quality or performance in our products that integrate these MLC components. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.
     Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources such as the MLC products we plan to start procuring from a third-party supplier. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. We provide an allowance for warranty and similar costs in connection with sales of our product, but actual warranty and similar costs may be significantly higher than our recorded estimates resulting in an adverse effect on our results of operations and financial condition.
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
     There is no assurance that Flash Partners’ 300-millimeter NAND flash memory facility will perform as expected. We believe that our future success will continue to depend on the development and introduction of new generations of flash memory wafers, such as the 300-millimeter wafers produced by Flash Partners. These wafers are substantially larger in surface area and therefore more susceptible to new technological and manufacturing issues, such as mechanical and thermal stresses, than the current, mature 200-millimeter wafers that we use in production at Yokkaichi Fabs 1 and 2. We have limited experience in operating a wafer manufacturing line and we rely on Toshiba’s capability to operate and manage the Yokkaichi facilities. Toshiba does not have prior experience in manufacturing 300-millimeter advanced NAND designs, nor in operating a new equipment set that has to be optimized to process 300-millimeter NAND wafers with competitive yields. Flash Partners’ facility may not perform as expected or ramp to volume production on time, and the cost to equip the facility may be significantly more than planned. Samsung, the world’s largest NAND flash memory manufacturer, already has experience manufacturing 300-millimeter wafers with 90- and 70-nanometer feature sizes. Also, Samsung is licensed under our patents to use MLC technology, which further enhances its manufacturing capabilities, and began shipping NAND/MLC products in the third quarter of 2005. Samsung may be able to produce product at a lower cost than we can and increase their market share, thus adversely affecting our operating results and financial condition.
     We have a contingent indemnification obligation for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement and have environmental and intellectual property indemnification as well as guarantee obligations with respect to Flash Partners. Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of October 2, 2005 were 28.6 billion Japanese yen. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs.
     As of October 31, 2005, Flash Partners had drawn down the entire equipment lease facility with Mitsui Leasing and Development, which brings our cumulative guarantee under this equipment lease facility, net of cumulative lease payments, to approximately 24.0 billion Japanese yen, or approximately $211 million based on the exchange rate at October 2, 2005. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which we may guarantee in whole or in part.
     We and Toshiba have also agreed to mutually contribute to, and indemnify each other and Flash Partners for, environmental remediation costs or liability resulting from Flash Partners’ manufacturing operations in certain circumstances. In addition, we and Toshiba entered into a Patent Indemnification Agreement under which in many cases we will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for us against third-party claims that NAND flash memory products manufactured and sold by Flash Partners infringe third-party patents.
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

     From time to time, we overestimate our requirements and build excess inventories, and underestimate our requirements and have a shortage of supply, both of which harm our financial results. The majority of our products are sold into consumer markets, which are difficult to accurately forecast. Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products. Our international customers submit these reports on a monthly, not weekly, basis making it more difficult to accurately forecast demand. We have in the past significantly over-forecasted and under-forecasted actual demand for our products. The failure to accurately forecast demand for our products will result in lost sales or excess inventory both of which will have an adverse effect on our business, financial condition and results of operations. In addition, at times inventories may increase in anticipation of increased demand or as captive wafer capacity ramps. If demand does not materialize, we may be forced to write-down excess inventory which may harm our financial condition and results of operations.
     Under conditions of tight flash memory supply, such as we are currently experiencing, we may be unable to adequately increase our production volumes or secure sufficient supply in order to maintain our market share. If we are unable to maintain market share, our results of operations and financial condition could be harmed. Conversely, during periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices.
     Our ability to respond to changes in market conditions from our forecast is limited by our purchasing arrangements with our silicon sources. These arrangements generally provide that the first three months of our rolling nine-month projected supply requirements are fixed and we may make only limited percentage changes in the second three months of the period covered by our supply requirement projections.
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
     Moreover, from time to time we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys’ fees. We may from time to time be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may have a material adverse effect on our business, financial condition and results of operations. For additional information concerning legal proceedings, see Part II, Item 1, “Legal Proceedings.”
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
     Specifically, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights. This result, among other things, in the prevalence of counterfeit goods in China. The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our intellectual property protection. Our results of operations and financial condition could be harmed by the sale of counterfeit products.
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
     We have recognized cumulative losses of approximately $53.6 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares as of October 2, 2005. Of the approximately 10.0 million Tower ordinary shares we own, we have agreed not to sell approximately 7.0 million shares until on or after January 29, 2006. It is possible that we will record further write-downs of our investment, which was carried on our consolidated balance sheet at $12.3 million as of October 2, 2005, which would harm our results of operations and financial condition.
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
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On October 2, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The suit, captioned Philippe de Vries, Julia Frances Dunbar De Vries Trust, et al., v. Tower Semiconductor Ltd., et al., Civil Case No. 03 CV 4999, was filed against Tower and a number of its shareholders and directors, including us and Dr. Harari, who is a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a 9 promulgated there under. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. On August 19, 2004, the court granted our and the other defendants’ motion to dismiss the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit.
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
     On October 15, 2004, we filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission, naming STMicroelectronics N.V. and STMicroelectronics, Inc. as respondents. In the complaint, we allege that STMicro’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ‘338 patent), and seek an order excluding their products from importation into the United States. In the complaint, we allege that STMicro’s NAND flash memory infringes the ‘338 patent and seeks an order excluding their products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. Section 1337 against STMicro in response to our complaint. A hearing was held from August 1-8, 2005. On October 19, 2005, the Administrative Law Judge issued an initial determination confirming the validity and enforceability of our United States Patent 5,172,338 (“’338 Patent”) by rejecting STMicro’s claims that the patent was invalidated by prior art. The initial determination, however, found that STMicro’s NAND flash memory chips did not infringe three claims of the ‘338 Patent. On October 31, 2005, we filed a petition with the International Trade Commission to review and reverse the finding of non-infringement. Also, on October 31, 2005, STMicro filed a petition for review with the International Trade Commission to review and reverse the finding that the patent was valid and enforceable.
     On October 14, 2005, STMicro filed a complaint against us and our CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216. The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment of certain inventions and patents conceived of by Harari as well as damages in an unspecified amount.
     On or about July 15, 2005, SOCIETA ITALIANA, PER LO SVILUPPO DELL’ELETTRONICA S.I.S.V.E.L. S.P.A. (“Sisvel”) filed suit against us and others in the district court of the Netherlands in The Hague in a case captioned SOCIETA ITALIANA, PER LO SVILUPPO DELL’ELETTRONICA S.I.S.V.E.L. S.P.A. adverse to SANDISK INTERNATIONAL SALES, MODUSLINK B.V. and UPS SCS (NEDERLAND) B.V., Case No. 999.131.1804. Sisvel alleges that certain of our MP3 products infringe three European patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered us a license under the patents. We are not required to appear in the matter until January 2006 at the earliest.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities

     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit
Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(2)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(3)

3.4	Restated Bylaws of the Registrant, as amended to date.(4)

3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(5)

3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(6)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(1), (2),(3)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(6)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(2)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(4)	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.

(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/ A dated April 18, 1997.

(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)
Dated: November 9, 2005	By:	/s/ JUDY BRUNER
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(2)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(3)

3.4	Restated Bylaws of the Registrant, as amended to date.(4)

3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(5)

3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(6)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(1), (2),(3)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(6)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(2)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(4)	Previously filed as an Exhibit to the Registrant’s 2001 Annual Report on Form 10-K.

(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/ A dated April 18, 1997.

(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.