Form 10-K
period 2006-01-01
SANDISK CORP
filed 2006-03-15
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-26734

SANDISK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0191793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Caspian Court Sunnyvale, California (Address of principal executive offices)	94089 (Zip Code)

(408) 542-0500
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value;

Rights to Purchase Series A, Junior Participating Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 3, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,559,616,995 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006

Common Stock, $0.001 par value per share	194,010,547 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Stockholders for the Fiscal Year Ended January 1, 2006 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2006 (Proxy Statement)	Part III

SANDISK CORPORATION

PART I

ITEM 1.	BUSINESS

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed in “Risk Factors” in Item 1A of this report, and elsewhere in this report. Our business, financial condition or results of operations could be materially adversely affected by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “SanDisk®,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries. All references to years or annual periods are references to our fiscal years, which consisted of 52 weeks in 2005, 53 weeks in 2004 and 52 weeks in 2003.

Overview

Who We Are.  We are the worldwide leader in flash storage card products. We design, develop and market flash storage devices used for a wide variety of consumer electronics products such as digital cameras, mobile phones, Universal Serial Bus, or USB, drives, gaming devices, MP3 players and other digital consumer devices. Flash storage allows data to be stored in a compact format that retains the data for an extended period of time after the power has been turned off.

Our Strategy.  Our strategy is to identify and develop current and emerging mass consumer markets for flash storage products and through our vertical integration supply strategy sell in high volumes all major flash storage card formats for our target markets, enabling us to be a one-stop-shop for our retail and original equipment manufacturer, or OEM, customers.

Our revenues are driven by the sale of products and licensing of our intellectual property. We believe the market for flash storage is price elastic. From 2004 to 2005, we increased the number of megabytes sold by 166% in large measure due to a decrease of 52% in our average selling price per megabyte over the same period. Our management team believes that more applications for flash storage will be created through the continued increase in the number of megabytes a consumer can purchase at a given price point. The dynamics of these price declines driving increased volume resulted in an increase in our product revenues from $1.6 billion in 2004 to $2.1 billion in 2005. In addition, our license revenue increased from $174.2 million in 2004 to $239.5 million in 2005 as a result of continued adoption of flash technologies by our licensees.

We create new markets for flash memory. Together with Matsushita Electric Industries, Ltd., or Matsushita, which owns the Panasonic brand, and a subsidiary of Toshiba Corporation, or Toshiba, we launched the Secure Digital card, or SDtm card, which is currently the most popular form factor of flash storage cards. We followed that effort by working with mobile network operators and handset manufacturers to develop the miniSDtm card and microSDtm card, an even smaller form factor memory card. Our market-driving efforts now include investment in the U3tm platform, with which software developers can transform USB drives from a simple mass storage device to a platform for on-the-go computing. We are also in the early stages of developing the market for pre-loaded content, such as music, and other digital content for end-users in specific fields such as education. We are working with device manufacturers, infrastructure and copyright owners and software developers in developing these emerging markets, which we believe will contribute to the future of flash storage products.

We are founders or co-founders of most major form factors of flash storage cards in the market today. We co-own the Memory Stick PROtm format with Sony Corporation, or Sony, we have worked with Canon, Inc., or Canon, to co-found CompactFlash®, and worked with Matsushita and a subsidiary of Toshiba to co-found the SD card. We co-developed miniSD with NTT DoCoMo, Inc., Toshiba and Matsushita, and we pioneered TransFlashtm in collaboration with Motorola, Inc., or Motorola. We plan to continue to work with leading companies in mobile communications and digital consumer devices to find additional ways for flash storage card products to enable proliferation of those technologies and markets.

We develop and own leading-edge technology and patents for flash memory and data storage cards. Our research and development spending was approximately $195 million in 2005. Our team has a deep understanding of flash memory. We own or control many patents, know-how and other intellectual property covering the design, manufacture and operation of flash memory and flash memory cards. One of the key technologies that we have patented and successfully commercialized to date is multi-level cell technology, or MLC, which allows a flash memory cell to be programmed to store two or more bits of data in approximately the same area of silicon that is typically required to store one bit of data. This technology is an important factor in our ability to reduce the cost of our flash memory. We have an extensive patent portfolio that has been licensed by three of the four largest semiconductor companies based on revenues. Our license and royalty revenues over the last three years cumulatively were over $511 million.

We are investing with Toshiba in joint ventures, that are high volume, state-of-the-art flash manufacturing facilities in Japan. Our commitment takes the form of capital investments and loans to the ventures, credit enhancements of the ventures’ leases of semiconductor manufacturing equipment, commitments, on a take-or-pay basis, to purchase 50% of the output of the ventures at manufacturing cost plus a mark-up and sharing in the cost of SanDisk-Toshiba joint research and development activities related to flash memory. We supplement our sourcing of flash memory from the Toshiba ventures with purchases of memory on favorable terms from Renesas Technology Corporation, or Renesas, Samsung Electronics Corporation, or Samsung, and Toshiba. Additionally, we design in-house and fabricate at third-party foundries the controllers which interface between the flash memory and digital consumer devices. Our team manages a network of contract manufacturers that assemble and test our flash memory and cards according to our specifications.

We sell our product globally to retail and OEM customers. We intend to continue to expand our retail customer base to additional new geographic regions as well as to new outlets such as supermarkets and drug stores. We also seek to strengthen our current retailer relationships and establish exclusive arrangements where practical. In North America, we sell our products principally through retailers, such as Best Buy Company, Inc., or Best Buy, Circuit City Stores, Inc., Wal-Mart Stores, Inc. and Costco Wholesale Corporation. In North America and the rest of the world, we manage a network of distributors who sell to other retailers and dealers. We also are expanding a separate network of distributors and retail locations specifically focused on the mobile phone market. There are now more than 150,000 worldwide retail storefronts where consumers may purchase SanDisk products. We also sell directly and through distributors, to key OEM accounts, including mobile phone manufacturers and digital camera manufacturers who include our products with their products when sold to end users.

Additional Information.  We were incorporated in Delaware in June 1988 under the name SunDisk Corporation and changed our name to SanDisk Corporation in August 1995. We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act (1) may be read and copied at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, DC 20549, (2) are available at the SEC’s internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. Our website address is www.sandisk.com. Information on our website is not incorporated by reference nor otherwise included in this report. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, California 94089 and our telephone number is (408) 542-0500. “SanDisk” is a registered trademark of SanDisk Corporation. All other trade names used in this report are trademarks of their respective holders.

Description of Our Business

Industry Background.  The digital computing industry includes traditional computers and consumer electronic, communications and industrial products. We focus our products on digital consumer devices like digital cameras, mobile phones, gaming devices, personal computers and portable digital audio players. The storage requirements of these applications include small form factor size, portable and removable storage, high reliability and storage capacity, low power consumption and the capability to withstand high levels of shock vibration and temperature fluctuations.

The flash memory market is primarily comprised of NOR and NAND technologies. NOR is traditionally used for code storage and characterized by fast read speeds with generally higher costs per megabyte and lower storage capacities than NAND. NAND flash memory is traditionally used for embedded and removable data storage and is characterized by fast write speeds, high capacity and lower manufacturing cost than NOR flash memory. We are focused on NAND-based products.

Our Primary Markets.  We currently focus primarily on five consumer electronics markets: imaging, mobile phones, USB flash drives, gaming devices and digital audio players.

•	Imaging. We make and sell flash storage cards that are used as the film for all major brands of digital cameras. Our cards are also used to store video in solid-state digital camcorders and to store digital data in many other devices including maps in global positioning systems, or GPS, and personal data in personal digital assistants, or PDAs. Primary card formats for cameras and other digital devices include CompactFlash, or CF, Secure Digital, or SD, Memory Sticktm and xD-Picture Cardtm.

•	Mobile Phones. Multimedia features in mobile phones such as camera functionality, audio/MP3, games, video or internet access have been increasing in popularity. These features require additional storage capacity in the phone and transferability of data to and from other devices. Today, we are a leading supplier of microSD, miniSD, SD, Memory Stick PRO Duotm, and reduced sized MMC, or RS-MMCtm, cards for removable storage in many mobile phone models.

•	USB Flash Drives. USB flash drives allow consumers to store computer files on keychain-sized devices and then quickly and easily transfer these files between laptops, desktops and other devices. We believe USB flash drives will be a key factor in the evolution of mobile computing. In 2005, we announced products on the U3 platform, which is designed to make the USB drive a platform for on-the-go computing.

•	Gaming Devices. Portable game consoles now include advanced features and functionality, including storage of game results, digital audio, video playback and photo viewing. These features demand high capacity memory storage cards. In the first quarter of fiscal 2005, we began shipping brightly colored SD and Memory Stick PRO Duo cards for this emerging market.

•	Digital Audio Players. Digital audio players allow consumers to download, store and play music. In fiscal 2004, we introduced our first SanDisk digital audio player, utilizing flash memory for storage. Our current line of digital audio players includes a number of products from the Sansatm m200 series all the way up to the flagship Sansa e200 series with both embedded and removable memory.

Our Sales Channels.  Our products are delivered to end-users through approximately 150,000 worldwide retail storefronts and as data storage cards bundled with host products by our OEM customers. We market our products under the SanDisk brand in the retail channel using a direct sales organization, distributors and manufacturers’ representatives. We also sell directly and through distributors, SanDisk branded and private label products to OEM customers. Our sales efforts are organized as follows:

•	Retail. We ship SanDisk brand name products directly to consumer electronics stores, office superstores, photo retailers, mobile phone stores, mass merchants, catalog and mail order companies, internet and e-commerce retailers, drug stores, supermarkets and convenience stores.

We also sell product to smaller retailers through distributors. Our retail distributors include AVS Technologies, Inc., D&H Distributing Co., Inc., Duttenhofer GMBH & Co., Hama Corporation, Inc., Holst

Import BV, Ingram Micro, Inc., Kaga Electronics Co., Ltd., Princeton Technology Corporation, Tech Data Corporation and Wynit, Inc., in addition to approximately 50 other distributors.

We have a separate distribution network focused on the cellular phone market. Our distributors provide us access to mobile network operator branded storefronts as well as other retailers with significant mobile communications offerings. We intend to continue to emphasize offering our products throughout the mobile communication retail community as an important driver of our planned growth in that market.

We support our retail sales channels with both direct sales representatives and independent manufacturers’ representatives. We have multiple domestic retail sales offices and have organized our sales efforts in the rest of the world around three regional territories: Europe, Middle East and Africa, or EMEA, Japan and non-Japan Asia/Pacific, which we refer to as Asia Pacific. Information regarding our sales by geography is included in Note 4 to our consolidated financial statements included in Item 8 of this report.

•	OEM. Our OEM customers include manufacturers of digital cameras, mobile phones and other digital consumer devices, such as GPS receivers. Our products are sold directly to OEMs and through distributors. We support our OEM customers with both direct sales representatives and independent manufacturers’ representatives.

Due to industry practice that allows customers to change or cancel orders with limited advance notice prior to shipment, we do not believe that backlog as of any particular date is indicative of future sales. As of the end of fiscal 2005 and fiscal 2004, our backlog was $105.7 and $78.6 million, respectively. The following table describes the distribution of our net product revenues (in millions):

	FY 2005	FY 2004	FY 2003

Retail	$1,621.0	$1,236.0	$632.1
OEM	445.6	366.8	350.2

Product revenue	$2,066.6	$1,602.8	$982.3

The significance of our North American retail channel to our business has resulted in our revenues being seasonally higher in our fourth quarter due to the holiday buying season. Our first and third quarters have sometimes been seasonally lower than their preceding quarters.

Our Customers.  In 2005, 2004 and 2003, revenues from our top 10 customers and licensees accounted for approximately 50%, 55% and 48% of our revenues, respectively. In 2005, Best Buy accounted for 11% of our total revenues; all other customers were less than 10% of our revenues. In 2004 and 2003, no single customer or licensee accounted for greater than 10% of our total revenues. The composition of our major customer base from year-to-year has changed over time, and we expect this pattern to continue as our markets and strategies evolve. Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.

Our Products.  Our products can be categorized by form factor and performance. Form factor generally correlates with our targeted end-market.

We make many form factors of removable data storage cards as well as USB flash drives and flash digital audio players. The principal form factors of our products are:

•	CompactFlash. Our CF products are characterized by high performance. CF products are well-suited for a range of consumer applications, including digital still cameras and audio recorders. CF cards are available in capacities ranging from 32 megabytes to 8 gigabytes.

•	SD. The SD card provides content copyright protection features. This form factor is used in digital cameras, mobile phones, gaming devices, GPS receivers, PDAs and digital audio players in the consumer electronics marketplace. We offer SD cards in storage capacities of 32 megabytes to 2 gigabytes.

•	miniSD Card. The miniSD card is a smaller version of the SD card which leverages the feature-set of the standard SD card but is designed for small mobile phones. An optional full-size SD card adapter allows miniSD cards to be used in full size SD card applications thereby acting as a bridge to the large range of SD-based consumer and telecommunications devices. Capacities range from 128 megabytes to 2 gigabyte.

•	microSD. microSD is an ultra-small removable flash memory storage format designed for new mobile phones that are compact yet fully-featured with storage-intensive multimedia applications such as digital cameras, video capture and playback, digital audio players, video games, email and voicemail capabilities. microSD is similar in size and function to embedded flash memory, but can also be readily removed and upgraded to allow for a range of memory capacities as well as interoperability with other consumer electronics devices. Capacities range from 128 megabytes to 1 gigabyte.

•	Memory Stick PRO/Memory Stick PRO Duo. Co-developed with Sony, the Memory Stick PRO product line is sold in capacities ranging from 64 megabytes to 4 gigabytes, depending on the format, and is used in digital cameras, digital video camcorders, mobile phones and televisions. Memory Stick PRO and Memory Stick PRO Duo offer substantially improved performance in higher write speeds and capacity, as compared with the original Memory Stick line of products, as well as built-in MagicGatetm copyright protection. All products in our Memory Stick PRO product line meet the minimum standard performance of 15 megabits per second for high-resolution recording of moving images.

•	Cruzer® USB Flash Drives. Our Cruzer USB flash drives are available in capacities ranging from 32 megabytes to 4 gigabytes. Our Cruzers allow users to transfer data files between any device with a USB port. Cruzers offer a high-speed, compact replacement for the floppy disk or other removable media. In addition to our standard Cruzer family, our Cruzer Titanium USB flash drive family is targeted at high-end users. Cruzer Titanium is an extremely rugged USB flash drive made from titanium and other metals. In conjunction with M-Systems, Inc., or M-Systems, we developed the U3tm platform for USB drives, which is designed for on-the-go computing.

•	XD-Picture Card. In 2003, we began selling the xD-Picture Card format under arrangements with Olympus Optical Co., Ltd., or Olympus, and Fuji Photo Film Co., Ltd., or Fuji. The xD-Picture Card allows for rapid data transfer, is ultra compact and is compatible with all xD cameras. The xD-Picture Card is available in capacities ranging from 64 megabytes to 1 gigabyte.

•	Sansa Digital Audio Music Player. In late fiscal 2004, we began selling Sansa digital audio music players. These very small flash-based MP3 devices allow consumers to download songs and listen to the radio. Our flagship line offers a removable card slot for easy transportability of the music between devices and for expansion of storage capacity. Sansa is available in capacities ranging from 256 megabytes to 6 gigabytes.

•	Gaming Cards. In 2005, we began selling SD and Memory Stick Pro Duo cards into the gaming market. These cards allow consumers to store game scores and levels, turn on advanced features in gaming devices, and listen to audio or watch movies in portable gaming devices such as the Sony PlayStation® Portable.

Technology.  Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance, small form factor and cost-effective flash memory storage products to address a variety of emerging markets. We have been actively involved in all aspects of this development, including flash memory process development, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. We believe our core technical competencies are in:

•	high-density flash memory process, device design and reliability;

•	controller design;

•	system-level integration;

•	compact packaging; and

•	low-cost system testing.

We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of the standards through interoperability and ease-of-use.

To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we developed new capabilities in flash memory chip design and created intelligent controllers. We also developed an architecture that can leverage advances in process technology designed for scaleable, high-yielding, cost-effective and highly reliable manufacturing processes. We design our products to be compatible with industry-standard interfaces used in standard operating systems for personal computers, mobile phones, gaming devices, music players and other consumer and industrial products.

Our patented intelligent controller technology with its advanced defect management system permits our flash storage card products to achieve a high level of reliability and longevity. Each one of our flash cards contains many millions of flash memory cells. For example, our 4 gigabyte cards may contain as many as 35 billion storage cells. A failure in any one of these cells or in a group or block of cells can result in loss of data such as picture files, and this can occur several years into the life of a flash storage card. The controller chip inside our cards is designed to detect such defects and recover data under most standard conditions.

Our research and development expenses were $194.8 million, $125.0 million and $84.2 million in 2005, 2004 and 2003, respectively.

Patents and Licenses.  We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. See Item 1A, “Risk Factors.”

In 1988, we developed the concept of emulation of a hard disk drive with flash solid-state memory. The first related patents were filed by our president and chief executive officer Dr. Eli Harari and exclusively licensed to us. As of the end of 2005, we owned or had rights to 349 United States patents, 212 foreign patents, 450 patent applications pending in the United States, and have foreign counterparts pending on many of the applications in multiple jurisdictions. We intend to seek additional international and United States patents on our technology.

On January 13, 2006, we completed the acquisition of Matrix Semiconductor, Inc., or Matrix. Matrix is a pioneer in the design and development of three dimensional semiconductor memory technology. Patents transferred to us upon completion of the acquisition included 124 United States patents, approximately 14 foreign patents, and approximately 141 patent applications pending in the United States, and have foreign counterparts pending on many of the applications in multiple jurisdictions.

We have various patent licenses with several companies including, among others, Intel Corporation, or Intel, Lexar Media, Inc., or Lexar, Matsushita, Renesas, Samsung, Sharp Electronics KK, or Sharp, Sony and Toshiba. From time to time, we have also entered into discussions with other companies regarding potential license agreements for our patents.

Trade secrets and other confidential information are also important to our business. We protect our trade secrets through confidentiality and invention assignment agreements.

Supply Chain.  Our supply chain is an important competitive advantage.

•	Silicon Sourcing. All of our flash memory card products require silicon chips for the memory components and controller components. The majority of our memory is supplied from our ventures with Toshiba and our Toshiba foundry relationship. This represents captive memory supply and we are obligated to take the output from the ventures with Toshiba. See “— Ventures With Toshiba.” We purchase non-captive memory supply primarily from Renesas and Samsung. We are guaranteed a percentage of the total output of each of Renesas and Samsung, but are not obligated to use the guaranteed supply until we give them an order for future purchases. We also source memory products from Fuji and Olympus. Our controller wafers are currently supplied by Tower Semiconductor Ltd., or Tower, and United Microelectronics Corporation, or UMC. We have a foundry agreement with Tower on a purchase order basis. See Item 1A, “Risk Factors.”

•	Testing and Assembly. We sort and test our wafers at Toshiba in Yokkaichi, Japan, and Ardentec Corp. in Taiwan. Our tested wafers are then shipped to our third-party memory assembly subcontractors, including StatsChipPAC Ltd., or StatsChipPAC, in China, Silicon Precision Industries Co., Ltd., or SPIL, in Taiwan, and Sharp and Mitsui & Co., Ltd., both in Japan. Our packaged memory final test, card assembly and card test is performed at ASE Group, DataFab Systems, Inc., or DataFab, SPIL and United Test and Assembly Center, in Taiwan, and Beautiful Enterprise Co., Ltd., DataFab, Flextronics International, Ltd., or

Flextronics and StatsChipPAC, in China. We believe our use of subcontractors reduces the cost of our operations and gives us access to increased production capacity. See Item 1A, “Risk Factors.”

Ventures with Toshiba

FlashVision.  In May 2000, we invested in the FlashVision venture, which operated in Manassas, Virginia until May 2002. In April 2002, we and Toshiba agreed to consolidate the NAND wafer fabrication manufacturing operations in Fabs 1 and 2 of Toshiba’s Yokkaichi operations in Japan, through a venture named FlashVision, Ltd., or FlashVision.

•	Semiconductor Manufacturing Equipment. Toshiba owns the wafer fabrication facilities, Yokkaichi Fabs 1 and 2, in which FlashVision’s tools are installed. We have also installed in Yokkaichi Fabs 1 and 2 tools which we own directly, providing us with approximately 10% additional capacity on approximately the same terms as supply from FlashVision. Fabs 1 and 2 produce 200-millimeter wafers.

•	Capitalization and Related Matters. We own 49.9% of FlashVision and Toshiba own 50.1% of FlashVision. FlashVision’s funding takes the form of permanent capital (37.8 billion Japanese yen, or approximately $321 million based upon the exchange rate at January 1, 2006, in total) and loans from Toshiba and us, funded one-half by each owner.

At the end of fiscal 2005, our loans to FlashVision were 7.3 billion Japanese yen, or approximately $62 million based upon the exchange rate at January 1, 2006, and we are not committed to fund additional amounts in fiscal 2006. FlashVision’s stated life will terminate in December 2016, but may be terminated by Toshiba or by us by notice given from May 16, 2008 to May 15, 2009. There are other termination events described in the master agreement and the operating agreement, which are exhibits to this report. Those agreements should be read carefully in their entirety for a comprehensive understanding of our rights and obligations.

•	Lease Facility. FlashVision sold and leased back from Mizuho Leasing tools which had an original book value of 37.9 billion Japanese yen, or approximately $321 million based upon the exchange rate at January 1, 2006. FlashVision has been making lease payments and the remaining fixed lease payment obligation at the end of 2005 was 17.7 billion Japanese yen, or approximately $150 million based upon the exchange rate at January 1, 2006. Toshiba guaranteed FlashVision’s performance of its obligations under the lease facility and we agreed to reimburse Toshiba for 49.9% of its claims and associated expenses related to its guarantee agreement, unless those claims resulted from Toshiba’s failure to meet its obligations to FlashVision or breach of Toshiba’s covenants with the lessors. We pay Toshiba a credit enhancement fee for providing the direct guarantee of FlashVision’s lease obligations. In May 2006, FlashVision has the option of purchasing the tools from the lessors. FlashVision is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and other customary terms to protect the leased assets. The lease agreement contains customary events of default for a Japanese lease facility.

•	Operations. By the end of 2005, FlashVision successfully transitioned the majority of its production from 90-nanometers to 70-nanometers. FlashVision purchases wafers from Toshiba and sells wafers to Toshiba and to us at manufacturing cost plus a mark-up. FlashVision generates cash over time as a result of being paid as part of manufacturing cost for its non-cash depreciation expense. This cash is currently expected to be used to fund equipment purchases for FlashVision and to repay loans from Toshiba and us. We and Toshiba are each committed to take 50% of FlashVision’s wafer output, with each company specifying the type of wafer in its allocation.

•	Research and Development. We and Toshiba each have design and development teams associated with FlashVision. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design of the flash memory. We also pay Toshiba for a portion of its semiconductor company’s common research and development activities. See Note 5 to our consolidated financial statements included in Item 8 of this report.

Flash Partners.  In September 2004, the Flash Partners, Ltd., or Flash Partners, venture was formed. The key elements of the venture are:

•	Semiconductor Manufacturing Equipment. Toshiba has constructed at its expense a wafer fabrication facility, Fab 3, at its Yokkaichi Operations. Flash Partners purchases semiconductor manufacturing equipment for Fab 3, which produces 300-millimeter NAND flash wafers. Toshiba began production for Flash Partners in Fab 3 in the third quarter of fiscal 2005 and expects to achieve 30,000 wafers per month by March 2006. Flash Partners has committed to a plan to ramp production to 70,000 wafers per month by March 2007 and currently estimates the total equipment funding obligation to achieve this plan level to be approximately 365.0 billion Japanese yen, or approximately $3.1 billion based upon the exchange rate at January 1, 2006, of which a portion has already been incurred. Of this amount, we are obligated to fund 50% or approximately $1.5 billion based upon the exchange rate at January 1, 2006. Our remaining funding obligation at January 1, 2006 for the current expansion plan is approximately $1.0 billion. See “Sale and Leaseback” below.

•	Capitalization and Related Matters. We own 49.9% of Flash Partners and Toshiba own 50.1% of Flash Partners. Flash Partners’ funding from its parents is structured as a combination of permanent capital and loans from us and Toshiba, funded one-half by each owner. Flash Partners has a stated life of 15 years, but may be terminated by us or Toshiba by notice given from April 1, 2011 to March 31, 2012. In addition, we have a termination right that may be exercised by notice between April 1, 2007 and March 31, 2008. There are other termination events described in the master agreement and the operating agreement which are exhibits to this report. Those agreements should be read carefully in their entirety for a comprehensive understanding of our rights and obligations.

•	Sale and Leaseback. Flash Partners has entered into two equipment lease agreements as described below.

•	In December 2004, Flash Partners entered into a master lease agreement with certain financial institutions providing for up to 50.0 billion Japanese yen, or approximately $424 million based upon the exchange rate at January 1, 2006, of original lease obligations. As of January 1, 2006, Flash Partners had drawn down this entire master lease facility. We and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under the master lease agreement. Lease payments are due quarterly and will be completed in stages through 2010. At the end of the lease term, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure and maintain the equipment in accordance with the manufacturers’ recommendations, and other customary terms to protect the leased assets. The master lease agreement contains customary events of default for a Japanese lease facility and is an exhibit to this report. That agreement should be read carefully in its entirety for a comprehensive understanding of its terms and the nature of the obligations we have guaranteed.

•	In December 2005, Flash Partners entered into a second master lease agreement with certain financial institutions providing up to 35.0 billion Japanese yen, or approximately $297 million based upon the exchange rate at January 1, 2006, of original lease obligations. There were no amounts outstanding under this lease agreement at the end of fiscal 2005; however the entire amount was drawn down in January 2006. We and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under this master lease agreement. Lease payments are due quarterly and will be completed in 2011. At the end of the lease term, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure and maintain the equipment in accordance with the manufacturers’ recommendations, and other customary terms to protect the leased assets. The master lease agreement contains customary events of default for a Japanese lease facility and is an exhibit to this report. That agreement should be read carefully in its entirety for a comprehensive understanding of its terms and the nature of the obligations we have guaranteed.

•	Operations. Flash Partners’ current production ramp plan contemplates technology transitions from 90-nanometers to 70-nanometers to 55-nanometers. Flash Partners purchases wafers from Toshiba and sells wafers to us and Toshiba at a price equal to manufacturing cost plus a mark-up. Toshiba operates Fab 3, and we have our employees assigned to work in Fab 3. The cost of the wafers that Flash Partners purchases from Toshiba includes Toshiba’s costs of running Fab 3 and the depreciation cost of the Fab 3 building and improvements. Flash Partners does not receive any commitment from Toshiba as to wafer yield or any protection from operational incidents. We and Toshiba are each committed to take 50% of Flash Partners’ wafer output, with each company specifying the type of wafer in its allocation.

Flash Partners is expected to generate cash over time as a result of being paid as part of its manufacturing cost for its non-cash depreciation expense. This cash is currently expected to be used to fund expansion of Flash Partners’ flash memory manufacturing capacity and ultimately to repay loans from us and Toshiba.

•	Research and Development. We and Toshiba each have teams that are currently working on the 70-nanometer and 55-nanometer designs. Our research and development cost sharing is similar to that of FlashVision. See Note 5 to our consolidated financial statements included in Item 8 of this report.

We refer to our wafer purchases from the Toshiba ventures and foundry arrangement with Toshiba as captive capacity as compared with our market-priced purchases of flash memory from Samsung and Renesas, which we refer to as non-captive capacity.

Competition

Our industry is very competitive. We face competition from numerous flash memory card manufacturers, as well as from semiconductor manufacturers of NAND flash memory. We also face competition from hard disk drives and from new technologies. See Item 1A, “Risk Factors.”

Our Key Competitive Advantages.  We believe our key competitive advantages in NAND flash products include:

•	our intellectual property ownership, in particular our patent claims and manufacturing know-how over MLC, provides a cost advantage to us and Toshiba;

•	through the ventures with Toshiba, we benefit from Toshiba’s manufacturing and research and development experience and expertise;

•	we manufacture and sell a broader range of card formats than any of our competitors, which gives us an advantage in obtaining retail and OEM distribution; and

•	our captive NAND flash wafer supply enables us to control our supply chain and provides cost advantages over our competitors, who only have contractual relationships with their suppliers.

Semiconductor Competitors.  Our primary semiconductor competitors currently include our historical competitors Renesas, Samsung and Toshiba. New competitors include Hynix Semiconductor, Inc., or Hynix, IM Flash Technologies, LLC, or IM Flash (a new company formed by Micron Technology, Inc., or Micron, and Intel), Infineon Technologies, A.G., or Infineon, Micron, and STMicroelectronics N.V., or STMicro, who began shipping NAND or NAND-competitive memory in 2004. If any of these competitors increase their memory output, it will likely result in a decline in the prevailing prices for packaged NAND semiconductor components. Additionally, manufacturers of NOR flash memory, such as Intel and Spansion LLC, or Spansion, are attempting to use their flash memory for traditional NAND applications, both embedded and in data storage cards.

Card and USB Flash Drive Competitors.  We compete with manufacturers and resellers of flash memory cards and USB flash drives. These companies purchase (or have captive supply of) flash memory components and assemble memory cards. These companies include, among others, Buffalo Technology, Dane-Elec Manufacturing, or Dane-Elec, Delkin Devices, Inc., or Delkin, Fuji, Hagiwara Sys-Com Co., Ltd., or Hagiwara, Hama Corporation, Inc., or Hama, I/O Data Device, Inc., or I/O Data, Infineon, Kingmax, Inc., or KingMax, Kingston Technology Company, Inc., or Kingston, Eastman Kodak Company, or Kodak, Lexar, M-Systems, Matsushita, Memorex Products, Inc., or Memorex, Micron, PNY Technologies, Inc., or PNY, PQI Corporation, or PQI Corp., Pretec Electronics Corporation (USA), or Pretec Electronics, Renesas, Samsung, Sharp, SimpleTech, Inc., Sony, Toshiba and Viking Components, Inc., or Viking Components.

Digital Audio Players.  Our digital audio players face competition from products offered by other companies, including Apple Computer, Inc., or Apple, Creative Technologies, Ltd., or Creative, iriver America, Inc., or iriver, and Samsung.

Other.  There are other technologies that compete with our product offerings. There are many companies that are attempting to develop memory cells that use different designs and materials than the semiconductors in the marketplace today. When these technologies can be manufactured in high volume, they could have a significant cost advantage over NAND memory technologies. One example is NROM technology which was invented and patented by Saifun Semiconductors Ltd. We also face competition from hard disk drives. Small hard disk drives have a lower cost per megabyte today than does NAND flash; however the minimum density is higher making the hard disk drive expensive in applications that may not require as much memory as the hard disk provides. The hard disk drives in the market today also have significant power requirements and are not as rugged as flash memory. The competitive disadvantages of these other technologies may be reduced or eliminated over time.

Employees

As of January 1, 2006, we had 1,083 full-time employees, including 450 in research and development, 167 in sales and marketing, 208 in general and administration and 258 in operations. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that our employee relations are satisfactory.

Executive Officers

Our executive officers, who are elected by and serve at the discretion of our Board of Directors, are as follows (all ages are as of March 1, 2006):

Name	Age	Position

Eli Harari	60	President, Chief Executive Officer and Director
Sanjay Mehrotra	47	Executive Vice President and Chief Operating Officer
Nelson Chan	44	Executive Vice President and General Manager, Consumer and Handset Business
Judy Bruner	47	Executive Vice President, Administration and Chief Financial Officer
Randhir Thakur	43	Executive Vice President, Technology and Worldwide Operations
Yoram Cedar	52	Executive Vice President, Handset Business and Corporate Engineering

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

Sanjay Mehrotra co-founded SanDisk in 1988 and is Executive Vice President and Chief Operating Officer. He has also served as our Vice President of Engineering, Vice President of Product Development, Director of Memory Design, and Product Engineering. Mr. Mehrotra has more than 25 years of experience in the non-volatile semiconductor memory industry including engineering and engineering management positions at Intel Corporation, Seeq Technology, Integrated Device Technology and Atmel Corporation. Mr. Mehrotra earned B.S. and M.S. degrees in Electrical Engineering and Computer Sciences from the University of California, Berkeley. He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems.

Nelson Chan brings more than 20 years of high-technology marketing and engineering experience and has served as our Vice President of Marketing, Senior Vice President, Worldwide Sales and Marketing and Senior Vice President and General Manager, Retail Business Unit. Mr. Chan is currently our Executive Vice President and General Manager of our Consumer and Handheld Business. Prior to joining us in 1992, Mr. Chan held marketing and engineering positions at Chips and Technologies, Inc., Signetics, and Delco Electronics. Mr. Chan was one of the principal organizers of the CompactFlash Association (CFA) and the MultiMediaCard Association (MMCA). He is an officer and board member of the CFA. Mr. Chan holds a B.S. degree in Electrical and Computer Engineering from the University of California, Santa Barbara and an M.B.A. degree from Santa Clara University.

Judy Bruner has been our Chief Financial Officer and Executive Vice President Administration since June 2004. She served as a member of our board of directors from July 2002 to July 2004. Ms. Bruner has over 25 years of financial management experience, including serving as Senior Vice President and Chief Financial Officer of palmOne, Inc., a provider of handheld computing and communications solutions, from September 1999 until June 2004. Prior to palmOne, Ms. Bruner held financial management positions with 3Com Corporation, Ridge Computers and Hewlett-Packard Company. Ms. Bruner also serves on the board of directors of Ciphergen Biosystems, Inc. Ms. Bruner holds a B.A. degree in Economics from the University of California, Los Angeles and an M.B.A. degree from Santa Clara University.

Randhir Thakur has been our Executive Vice President, Technology and Worldwide Operations since October 2005. Prior to joining us, Dr. Thakur was group Vice President and General Manager of the Front End Products Group at Applied Materials. He joined Applied Materials as Chief Technical Officer of the Transistor and Capacitor Products Business Group. Previously, Dr. Thakur was the Chief Technology Officer and General Manager at Steag Electronic Systems. He also worked at AG Associates as Vice President of Research and Development and he held various technical and management positions at Micron Technology. Dr. Thakur holds more than 250 patents and has published more than 200 technical publications. Dr. Thakur received his B.S. degree (honors) in Electronics and Telecommunications Engineering from the Regional Engineering College, Kurukshetra, India, and a M.S. degrees in Electrical Engineering from the University of Saskatchewan, Canada. Dr. Thakur received his Ph.D. in Electrical Engineering from the University of Oklahoma.

Yoram Cedar is our Executive Vice President, Handset Business and Corporate Engineering. Prior to October 2005, Mr. Cedar served as our Senior Vice President of Engineering and Emerging Market Business Development. Mr. Cedar began his career at SanDisk in 1998 when he joined as Vice President of Systems Engineering. He has extensive experience working in product definition, marketing and development of systems and embedded flash-based semiconductors. Prior to SanDisk, he was the Vice President of New Business Development at Waferscale Integration and has more than 27 years of experience in design and engineering management of electronic systems. Mr. Cedar earned B.S. and M.S. degrees in Electrical Engineering and Computer Architecture from Technion, Israel Institute of Technology, Haifa, Israel.

ITEM 1A.	RISK FACTORS

Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price.  Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others, the following:

•	decline in the average selling prices, net of promotions, for our products due to strategic price reductions initiated by us or our competitors, excess supply and competitive pricing pressures;

•	addition of new competitors, expansion of supply from existing competitors or cancellation of orders creating excess market supply, which could cause our average selling prices to decline faster than our costs decline;

•	timing, volume and cost of wafer production from the FlashVision and Flash Partners ventures as impacted by fab start-up delays and costs, technology transitions, yields or production interruptions due to natural disasters, power outages, equipment failure or other factors;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain markets or geographies;

•	insufficient supply from captive and non-captive sources or insufficient capacity from our test and assembly sub-contractors to meet demand;

•	continued development of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire;

•	timing of sell through by our distributors and retail customers;

•	increased purchases of flash memory products from our non-captive sources, which typically have higher costs than our captive sources;

•	difficulty in forecasting and managing inventory levels; particularly, building a large inventory of unsold product due to noncancelable contractual obligations to purchase materials such as flash memory, controllers, printed circuit boards and discrete components;

•	write-downs of our investments in fabrication capacity, equity investments and other assets;

•	expensing of share-based compensation;

•	adverse changes in product and customer mix;

•	terrorist attacks, governmental responses to those attacks and natural disasters;

•	changes in general economic conditions; and

•	the factors listed elsewhere under “Risk Factors.”

Sales to a small number of customers represent a significant portion of our revenues and, if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  Sales to our top 10 customers and licensees accounted for more than 50%, 55% and 48% of our total revenues during the fiscal years of 2005, 2004 and 2003, respectively. If we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements expire. Our sales are generally made by standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year-to-year as we enter new markets.

Our business depends significantly upon sales of products in the highly competitive consumer market, a significant portion of which are made to retailers and through distributors, and if our distributors and retailers are not successful in this market, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations.  A significant portion of our sales are made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our distributors and retailers are not successful in this market, we could experience substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell-through data varies throughout the retail channel, which makes it difficult for us to determine actual retail product revenues until after the end of each of our fiscal quarters. Our arrangements with our customers also provide them price protection against declines in our recommended selling prices, which has the effect of reducing our deferred revenue and eventually revenue. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and therefore must rely on them to effectively sell our products over those of our competitors.

Our average selling prices, net of promotions, may decline due to excess supply, competitive pricing pressures and strategic price reductions initiated by us or our competitors.  The market for NAND flash products is competitive and characterized by rapid price declines. Price declines may be influenced by, among other factors, strategic price decreases by us or our competitors such as that implemented by us in the first quarter of 2006, supply in excess of demand from existing or new competitors, technology transitions, including adoption of multi-level cell, or MLC, by other competitors, new technologies or other strategic actions by competitors to gain market share. If our technology transitions and cost reductions fail to keep pace with the rate of price decline or our price decreases fail to generate sufficient additional demand, our gross margin and operating results will be negatively impacted.

Our revenue depends in part on the success of products sold by our OEM customers.  A portion of our sales are to a number of OEMs, who bundle our flash memory products with their products, such as cameras or handsets. Our sales to these customers are dependent upon the OEM choosing our products over those of our competitors and on the OEM’s ability to create, introduce, market and sell these products successfully in its respective markets. Should our OEM customers be unsuccessful in selling their current or future products that include our product, or should they decide to discontinue bundling our products, our results of operation and financial condition could be harmed.

The continued growth of our business depends on the development of new markets and products for NAND flash memory.  Over the last several years, we have derived the majority of our revenue from the digital camera market. This market continues to experience slower growth rates for our products and continues to represent a declining percentage of our total revenue and therefore, our growth will be increasingly dependent on the development of new markets and new products for NAND flash memory. Furthermore, in 2005, our revenue from the digital camera market grew by only 4% over the prior year, and it is possible that our revenue from this market could decline in future years. Newer markets for flash memory include USB drives, handsets, gaming and digital audio players. There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies or our products, to enable us to continue our growth.

We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products.  We continually seek to develop new applications, products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. New applications, such as the adoption of flash memory cards in mobile handsets, can take several years to develop. Early successes in working with handset manufacturers to add card slots to their mobile phones does not guarantee that consumers will adopt memory cards used for storing songs, images and other content. Our new products may not gain market acceptance and we may not be successful in penetrating the new markets that we target, such as handsets, digital audio players or pre-recorded flash memory cards. As we introduce new standards or technologies, such as TrustedFlash, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards, technologies or products by consumers may reduce demand for our older products. For example, the digital still camera market is shifting away from use of CompactFlash memory cards to other form factors, such as SD cards. If this decreased demand is not offset by increased demand for our other form factors or our new products, our results of operations could be harmed. Any new applications, products, technologies or standards we develop may not be commercially successful.

We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer.  Our competitors include many large domestic and international companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. In addition, many semiconductor companies have begun to bring up substantial new capacity of flash memory, including MLC flash memory. For example, Samsung began shipping its first MLC chips in the third quarter of 2005 and further ramped its MLC output in the fourth quarter of 2005. In addition, Hynix is aggressively ramping NAND output and IM Flash is expected to produce significant NAND output in the future. If the combined total new flash memory capacity exceeds the corresponding growth in demand, prices may decline dramatically, adversely impacting our results of operations and financial condition. In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND flash memory technology.

Our primary semiconductor competitors continue to include our historical competitors Renesas, Samsung and Toshiba. New competitors include Hynix, Infineon, Micron and STMicro, which began shipping NAND or NAND-competitive memory in 2004. If any of these competitors increase their memory output, as Hynix recently has, it will likely result in a decline in the prevailing prices for packaged NAND semiconductor components.

We compete with flash memory card manufacturers and resellers. These companies purchase, or have a captive supply of, flash memory components and assemble memory cards. These companies include, among others, Dane-Elec, Delkin, Fuji, Hagiwara, Hama, I/O Data, Infineon, Jessops PLC, KingMax, Kingston, Lexar, M-Systems, Matsushita Battery Industrial Co., Ltd., Matsushita, Micron, Memorex, Panasonic, PNY, PQI Corp., Pretec Electronics, Renesas, Samsung, Sharp, Sony, Toshiba and Viking Components.

Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future sales revenues and may result in the loss of our key customers. For example, Samsung, with significant manufacturing capacity, brand recognition and access to broad distribution channels, provides competing flash cards, such as the MMC microtm that competes directly with our microSD mobile card. Lexar markets a line of flash cards bearing the Kodak brand name, which competes with our flash memory cards. Our handset card products also face competition from embedded solutions from competitors including Intel, M-Systems and Samsung. Our digital audio players face competition from similar products offered by other companies, including Apple, Creative, iriver and Samsung. Our USB flash drives face competition from Lexar, Memorex, M-Systems and PNY, among others. If our products cannot compete effectively, our market share and profitability will be adversely impacted.

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

We believe that our ability to compete successfully depends on a number of factors, including:

•	price, quality and on-time delivery to our customers;

•	product performance, availability and differentiation;

•	success in developing new applications and new market segments;

•	sufficient availability of supply;

•	efficiency of production;

•	timing of new product announcements or introductions by us, our customers and our competitors;

•	the ability of our competitors to incorporate standards or develop formats which we do not offer;

•	the number and nature of our competitors in a given market;

•	successful protection of intellectual property rights; and

•	general market and economic conditions.

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

Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our ventures with Toshiba may result in losses.  Through our ramp in Flash Partners, we expect our 2006 captive memory supply to increase by a higher percentage than our flash memory supply increased in either of the last two years. Our obligation to purchase 50% of the output from FlashVision and Flash Partners could harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investments in the ventures with Toshiba. Any future excess supply could have a material adverse effect on our business, financial condition and results of operations.

We depend on third-party foundries for silicon supply and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins.  All of our flash memory card products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by our ventures with Toshiba and by Toshiba pursuant to our foundry agreement, and to a lesser extent by Renesas and Samsung. Any disruption in supply of flash memory from our captive or non-captive sources would harm our operating results. For example, we intend to increase production at Fab 3 and we also procure wafers from non-captive sources. If Fab 3 production ramp does not increase as anticipated or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results will be harmed. Currently, our controller wafers are only manufactured by Tower and UMC, and some of these controllers are sole-sourced at either UMC or Tower. Any disruption in the manufacturing operations of Tower or UMC would result in delivery delays, would adversely affect our ability to make timely shipments of our products and would harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take three or more quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all due to lack of capacity, technological difficulties, natural disaster, financial difficulty, power failure, labor unrest, their refusal to do business with us, their relationships with our competitors or other causes, we may lose potential sales and our business, financial condition and operating results may suffer. In addition, these risks are magnified at Toshiba’s Yokkaichi operations, where the ventures are operated and Toshiba’s foundry capacity is located. For example, earthquakes, as well as unrelated power outages, have resulted in production line stoppage and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future. Also, the Tower fabrication facility, from which we source controller wafers, is facing financial challenges and is located in Israel, an area of political turmoil. Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.

Our actual manufacturing yields may be lower than our expectations resulting in increased costs and product shortages.  The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors. Yield problems may not be identified or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We have from time to time experienced yields which have adversely affected our business and results of operations. We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations. For example, if the production ramp and/or yield of the 70-nanometer, 300-millimeter Flash Partners wafers does not increase as expected, we may not have enough supply to meet demand and our cost competitiveness, business, financial condition and results of operations will be harmed.

We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned.  We rely on third-party subcontractors for our wafer testing, IC assembly, packaged testing, product assembly, product testing and order fulfillment. From time to time, our subcontractors have experienced difficulty in meeting our requirements. If we are unable to increase the capacity of our current sub-contractors or qualify and engage additional sub-contractors, we may not be able to meet demand for our products. We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. We do not have exclusive relationships with any of our subcontractors and therefore cannot guarantee that they will devote sufficient resources to manufacturing our products. We cannot, and will not, be able to directly control product delivery schedules. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers. In these arrangements we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that have caused, and may in the future cause significant product delays that could harm our business.  Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as the 70-nanometer 8 gigabit MLC chip which we began shipping in the third quarter of 2005, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. In addition, procurement of MLC wafers from non-captive sources requires us to develop new controller technology and may result in inadequate quality or performance in our products that integrate these MLC components. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation.  Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources such as the MLC products we procure from a third-party supplier. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our product, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.

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

We and Toshiba plan to continue to expand the wafer fabrication capacity of the Flash Partners business venture and as we do so, we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results.  We and Toshiba are making, and plan to continue to make, substantial investments in new capital assets to expand the wafer fabrication capacity of our Flash Partners business venture in Japan. We and Toshiba recently announced our intention to accelerate expansion at Fab 3 to bring wafer capacity to 70,000 wafers per month by March 2007 and in addition, we and Toshiba are considering a potential new advanced NAND Fab beyond Fab 3. Each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs and pay our share of ongoing operating activities even if we do not achieve the planned output volume or utilize our full share of the expanded output, and these costs will impact our gross margins, results of operations and financial condition.

There is no assurance that Flash Partners’ 300-millimeter NAND flash memory facility will perform as expected.  We believe that our future success will continue to depend on the development and introduction of new generations of flash memory wafers, such as the 300-millimeter wafers produced by Flash Partners. These wafers are substantially larger in surface area and therefore more susceptible to new technological and manufacturing issues, such as mechanical and thermal stresses, than 200-millimeter wafers that we use in production at Yokkaichi Fabs 1 and 2. We have limited experience in operating a wafer manufacturing line and we rely on Toshiba’s capability to operate and manage the Yokkaichi facilities. Toshiba does not have prior experience in manufacturing 300-millimeter advanced NAND designs, nor in operating a new equipment set that has to be optimized to process 300-millimeter NAND wafers with competitive yields. Flash Partners’ facility may not perform as expected or ramp to volume production on time, and the cost to equip the facility may be significantly more than planned. Samsung, the world’s largest NAND flash memory manufacturer, already has experience manufacturing 300-millimeter wafers with 90- and 70-nanometer feature sizes. Also, Samsung is licensed under our patents to use MLC technology, which further enhances its manufacturing capabilities, and began shipping NAND/MLC products in the third quarter of 2005. Samsung may be able to produce product at a lower cost than we can and increase their market share, thus adversely affecting our operating results and financial condition.

We have a contingent indemnification obligation for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement and have environmental and intellectual property indemnification as well as guarantee obligations with respect to Flash Partners.  Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of January  1, 2006 were 17.7 billion Japanese yen, or approximately $150 million based upon the exchange rate at January 1, 2006. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs.

In December 2004, Flash Partners entered into an equipment lease facility of 50.0 billion Japanese yen, or approximately $424 million based upon the exchange rate at January 1, 2006, which, as of January 1, 2006, had been drawn down in its entirety. As of January 1, 2006, our cumulative guarantee under this equipment lease, net of cumulative lease payments was approximately 24.0 billion Japanese yen, or approximately $203 million based on the exchange rate at January 1, 2006. In December 2005, Flash Partners secured an additional equipment lease facility of 35.0 billion Japanese yen, or approximately $296 million based upon the exchange rate at January 1, 2006. Flash Partners had not drawn under this equipment lease facility at the end of fiscal 2005; however, the entire amount was drawn down in January 2006. We and Toshiba each guaranteed, on a several basis, 50% of Flash Partners’ obligation under this master lease.

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

We are exposed to foreign currency risks.  Our purchases of NAND flash memory from the Toshiba venture and our investments in those ventures are denominated in Japanese yen. Additionally, we expect over time to increase the percentage of our sales denominated in currencies other than the U.S. dollar. Management of these foreign exchange exposures and the foreign currency forward contracts used to mitigate these exposures is complicated and if we do not successfully manage our foreign exchange exposures, our business, results of operations and financial condition could be harmed.

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

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our operations.  Our operations, including those of our suppliers and subcontractors, are concentrated in Sunnyvale, California, Yokkaichi, Japan, Hsinchu and Taichung, Taiwan and Dongguan, Shanghai and Shenzen, China. In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis and typhoons, and some areas have been affected by epidemics, such as SARS. If a natural disaster or epidemic were to occur in one or more or these areas, our disaster recovery processes may not provide adequate business continuity. In addition, we do not have insurance for most natural disasters, including earthquakes. This could harm our business and results of operations.

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

Moreover, from time to time we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys’ fees. We may from time to time be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may have a material adverse effect on our business, financial condition and results of operations. For additional information concerning legal proceedings, see Item 3, “Legal Proceedings.”

Because of our international business and operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability, currency fluctuations and other risks related to international operations.  Currently, all of our products are produced overseas in China, Israel, Japan, Taiwan and South Korea. We may, therefore, be affected by the political, economic and military conditions in these countries.

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

Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships;

•	natural disasters affecting the countries in which we conduct our business, particularly Japan, such as the earthquakes experienced in Taiwan in 1999, in Japan in 2004, 2003 and previous years, and in China in previous years;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	imposition of additional duties, charges and/or fees related to customs entries for our products, which are all manufactured offshore;

•	inability to successfully manage our foreign exchange exposures;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	adverse tax rules and regulations;

•	weak protection of our intellectual property rights; and

•	delays in product shipments due to local customs restrictions.

Tower Semiconductor’s Financial Situation is Challenging.  Tower supplies a significant portion of our controller wafers from its Fab 2 facility and is currently a sole source of supply for some of our controllers. Tower’s Fab 2 is operational but has not been completed and a continued supply of controllers to us from Tower on a cost-effective basis may be dependent on this completion. Tower’s completion of the equipment installation, technology transfer and ramp-up of production at Fab 2 is dependent upon Tower (a) having, or being able to raise, sufficient funds to complete the Fab 2 project; (b) meeting the conditions to receive Israeli government grants and tax benefits approved for Fab 2; and (c) obtaining the approval of the Israeli Investment Center to extend the five-year investment period under its Fab 2 approved enterprise program. In addition, Tower recently entered into an amendment to the credit facility agreement with its banks. If Tower fails to raise funds in the amounts and at the times required under the amended credit facility agreement or otherwise fails to comply with the revised financial ratios and covenants to avoid being in default under its amended bank credit agreements, Tower may have to cease operations. If this occurs, we will be forced to source our controllers from another supplier and our business, financial condition and results of operations may be harmed. Specifically, our ability to supply a number of products would be disrupted until we were able to transition manufacturing and qualify a new foundry with respect to controllers that are currently sole sourced at Tower, which could take three or more quarters to complete.

We have recognized cumulative losses of approximately $53.6 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $10.1 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares as of January 1, 2006. Of the approximately 10.2 million Tower ordinary shares we own, we agreed not to sell approximately 7.2 million shares at January 1, 2006. This restriction is no longer in effect in fiscal 2006; however, we do remain subject to certain restrictions on the transfer of our Tower ordinary shares including certain rights of first refusal, and through January 2008, have agreed to maintain minimum shareholdings. It is possible that we will record further write-downs of our investment, which was carried on our consolidated balance sheet at $12.9 million as of January 1, 2006, which would harm our results of operations and financial condition.

Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments.  The market price of our stock has fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, including future announcements concerning us, our competitors or principal customers regarding financial results or expectations, technological innovations, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock.

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

Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. In order to realize the intended benefits of our recent acquisition of Matrix Semiconductor, Inc., we will have to successfully integrate and retain key Matrix personnel. We may experience delays in the timing and successful integration of acquired technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also result in our entering into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, the amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our success depends on key personnel, including our executive officers, the loss of who could disrupt our business.  Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, president and chief executive officer. We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time. Our success will also depend on our ability to recruit additional highly skilled personnel. We may not be successful in hiring or retaining key personnel and our key personnel may not remain employed with us.

To manage our growth, we may need to improve our systems, controls and procedures.  We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. We expect that our number of employees, including management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational, accounting and financial systems and managerial controls and procedures, including fraud procedures, and we will need to continue to expand, as well as, train and manage our workforce. If we do not manage our growth effectively, our business could be harmed.

We expect to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding the ventures with Toshiba, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.  We currently believe that we have sufficient cash resources to fund our operations as well as our investments in Flash Partners for at least the next twelve months; however, we expect to raise additional funds, including funds to meet our obligations with respect to Flash Partners, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time to time, we may decide to raise additional funds through public or private debt, equity or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock or debt securities. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, fulfill our obligations to Flash Partners, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal facilities are located in Sunnyvale, California. We lease three adjacent buildings comprising approximately 206,000 square feet. These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations. We occupy this space under lease agreements that expire in June 2006. In January 2006, we entered into an agreement to lease three adjacent buildings located in Milpitas, California, comprising approximately 349,000 square feet. Our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations expect to move to these new facilities in June 2006.

We also lease sales and marketing offices in the United States, Japan, Germany, Hong Kong , Ireland, the Netherlands and Scotland, and operation support offices in Taichung, Taiwan, Shanghai and Shenzhen, China and design centers in Tefen and Petah Tikva, Israel, Edinburgh, Scotland and Bangalore, India.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us.

On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against us and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an amended complaint, which made the same substantive allegations against us but named more than twenty five additional defendants. The amended complaint alleges that we, and the other defendants, have infringed patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that we be enjoined from our allegedly infringing activities and seeks unspecified damages. The case as to us was stayed pending the outcome of litigation in the District Court of Nevada related to the same Lemelson bar code scanning patents asserted against us. In early 2004, the Nevada Court ruled that the Lemelson bar code patents (as well as other Lemelson patents) were invalid, not infringed and unenforceable. The Nevada Court’s findings were thereafter affirmed by the Federal Circuit. Based on the Federal Circuit’s affirmance, the Lemelson Foundation moved to dismiss with prejudice all claims against us, and that request for dismissal has been granted.

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

On or about June 9, 2003, we received written notice from Infineon Technologies AG, or Infineon, that it believes we have infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, we filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that we are entitled to the declaration sought by the our complaint; (b) requesting that we be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ‘222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that we infringe U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, we filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents. On February 9, 2006, we filed a second amended complaint to include claims for declaratory judgment that the ‘002, ‘894 and ‘219 patents are unenforceable.

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

On February 20, 2004, we and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which is pending court approval.

On October 15, 2004, we filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379JF. The complaint alleges that STMicro’s products infringe one of our U.S. patents and seeks damages and an injunction. The complaint further seeks a declaratory judgment that we do not infringe several of STMicro’s U.S. patents. By order dated January 4, 2005, the court stayed our claim that STMicro infringes our patent pending an outcome in the ITC investigation initiated on November 15, 2004 (discussed below). On January 20, 2005, the court issued an order granting STMicro’s motion to dismiss the declaratory judgment causes of action. We have appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The remainder of the case, including our infringement claim against STMicro, is stayed pending the outcome of the appeal.

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

On October 15, 2004, we filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission, naming STMicroelectronics N.V. and STMicroelectronics, Inc. (“STMicro”) as respondents. In the complaint, we allege that STMicro’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ‘338 patent), and seek an order excluding their products from importation into the United States. In the complaint, we allege that STMicro’s NAND flash memory infringes the ‘338 patent and seeks an order excluding their products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. Section 1337 against STMicro in response to our complaint. A hearing was held from August 1-8, 2005. On October 19, 2005, the Administrative Law Judge issued an initial determination confirming the validity and enforceability of our United States Patent 5,172,338 (‘338 patent) by rejecting STMicro’s claims that the patent was invalidated by prior art. The initial determination, however, found that STMicro’s NAND flash memory chips did not infringe three claims of the ‘338 patent. On October 31, 2005, we filed a petition with the International Trade Commission to review and reverse the finding of non-infringement. Also, on October 31, 2005, STMicro filed a petition for review with the International Trade Commission to review and reverse the finding that the patent was valid and enforceable. On December  6, 2005, the ITC issued its decision. The ITC declined to review the finding of non-infringement, and, after reviewing the finding of validity, declined to take any position on the issue of validity. We are appealing the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit.

On October 14, 2005, STMicroelectronics, Inc. filed a complaint against us and our CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216. The complaint alleges that STMicroelectronics, Inc., as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment of certain inventions and patents conceived of by Harari as well as damages in an unspecified amount. On November 15, 2005, Harari and we removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On November 23, 2005, Harari and we filed counterclaims, asserting our (i.e. SanDisk’s) ownership of the patents and applications raised in the complaint. On December 13, 2005, STMicroelectronics, Inc. filed a motion to remand the case back to the Superior Court of Alameda County. That motion remains pending.

On December 6, 2005, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against STMicroelectronics, Inc. and STMicroelectronics, NV (“STMicro”) (Case No. C0505021 JF). In the suit, we seek damages and injunctions against STMicro from making, selling, importing or using flash memory chips or products that infringe our U.S. Patent No. 5,991,517. The case is presently stayed, pending the termination of the ITC investigation instituted February 8, 2006, discussed below.

On January 11, 2006, we filed a complaint for patent infringement in the United States District Court for the Northern District of California against STMicro (Case No.C06-00194 JF). In the suit, we seek damages and injunctions against STMicro from making, selling, importing or using flash memory chips or products that infringe our U.S. Patent No. 6,542,956. The case is presently stayed, pending the termination of the ITC investigation instituted February 8, 2006, discussed below.

On January 10, 2006, we filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the ITC, naming STMicro as respondents. In the complaint, we allege that: (i) STMicro’s NOR flash memory infringes the ‘338 patent; (ii) STMicro’s NAND flash memory infringes U.S. Patent No. 6,542,956; and (iii) STMicro’s NOR flash memory and NAND flash memory infringe U.S. Patent No. 5,991,517. The complaint seeks an order excluding STMicro’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on our complaint, on February 8, 2006.

On or about July 15, 2005, Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., (“Sisvel”) filed suit against us and others in the district court of the Netherlands in The Hague in a case captioned Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A. adverse to SanDisk International Sales, Moduslink B.V. and UPS SCS (Nederland) B.V., Case No. 999.131.1804. Sisvel alleges that certain of our MP3 products infringe three European patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly indicated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered us a license under the patents. We have submitted pleadings asking the court to strike Sisvel’s pleadings as legally insufficient and seeking other procedural relief. The court is still addressing these procedural matters and we will not be required to answer on the substance of Sisvel’s claim until April 2006 at the earliest.

In a related action, on February 21, 2006, we filed an action in the English High Court, Chancery Division, Patents Court, in London, against the owners of the patents Sisvel has asserted against us. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), and Institut für Rundfunktechnik GmbH (a German corporation), Case No. HC06 C 00615. In this action, we seek a declaration that the patents asserted by Sisvel (as well as other patents owned by Philips and the other defendants) are invalid because they fail to properly claim anything new within the meaning of the European Patent Convention and because certain of them fail to comply with other requirements of the Convention. The defendants in that case are required to appear and announce their intention to defend on or about March 7, 2006. The defendants’ formal defense will be due in early April 2006.

In another related action, on March 9, 2006, we filed an action in the English High Court, Chancery Division, Patents Court, in London, against Sisvel and the owners of the patents Sisvel has asserted against us in the Netherlands. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), Institut für Rundfunktechnik GmbH (a German corporation) and Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., Case No. HC06C00835. In this action, we seek a declaration of non-infringement of the patents asserted by Sisvel in connection with SanDisk’s MP3 products. We also seek a declaration that the patents are not “essential” to the technology of MP3 players, as Sisvel presently contends in the case filed in the Netherlands. The defendants are required to appear and announce their intention to defend at the end of March, 2006. The defendants’ formal defense will be due in early May 2006.

On or about January 12, 2006, we were served with a complaint in an action filed by SoftVault Systems, Inc. in the United States District Court for the Eastern District of Texas. The case is SoftVault Systems, Inc. v. Yahoo! Inc., Microsoft Corporation, Napster, Inc., Creative Labs, Inc., Dell USA LP, Gateway, Inc., iriver America, Inc., Samsung Electronics America, Inc., Toshiba America Consumer Products, L.L.C., Digital Networks North America, Inc., Palm, Inc., Audiovox Corporation, SanDisk Corporation, and Thomson Inc., Case No. 2:06-cv-00017-LED. SoftVault accuses us, and others, of infringing its patents through the use of Microsoft’s Windows Digital Rights Management technology. We are reviewing the matter and preparing our answer. We intend to vigorously defend against this action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

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

	High	Low

2004
First quarter	$36.35	$23.49
Second quarter	$33.25	$19.79
Third quarter	$28.70	$19.28
Fourth quarter	$31.96	$19.66
2005
First quarter	$28.42	$20.25
Second quarter	$29.03	$23.45
Third quarter	$48.58	$23.41
Fourth quarter	$65.49	$45.65

As of March 1, 2006, we had approximately 605 stockholders of record. We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

SANDISK CORPORATION SELECTED FINANCIAL DATA

	Years Ended
	January 1,	January 2,	December 28,	December 29,	December 30,
	2006(1)	2005(2)	2003(3)	2002(4)	2001(5)
	(In thousands, except per share data)

Revenues
Product	$2,066,607	$1,602,836	$982,341	$492,900	$316,867
License and royalty	239,462	174,219	97,460	48,373	49,434

Total revenues	2,306,069	1,777,055	1,079,801	541,273	366,301
Cost of revenues	1,333,335	1,091,350	641,189	352,452	392,293

Gross profit (loss)	972,734	685,705	438,612	188,821	(25,992)
Operating income (loss)	576,582	418,591	257,038	58,151	(152,990)
Net income (loss)	$386,384	$266,616	$168,859	$36,240	$(297,944)
Net income (loss) per share(6)
Basic	$2.11	$1.63	$1.17	$0.26	$(2.19)
Diluted	$2.00	$1.44	$1.02	$0.25	$(2.19)
Shares used in per share calculations(6)
Basic	183,008	164,065	144,781	137,610	136,296
Diluted	193,016	188,837	171,616	142,460	136,296

	At
	January 1,	January 2,	December 28,	December 29,	December 30,
	2006	2005	2003	2002	2001

Working capital	$2,004,598	$1,526,674	$1,378,070	$584,450	$419,289
Total assets	3,120,187	2,320,180	2,040,156	980,725	934,261
Long-term convertible subordinated notes	—	—	150,000	150,000	125,000
Total stockholders’ equity	$2,523,791	$1,940,150	$1,515,872	$634,867	$675,379

(1)	Includes other-than-temporary impairment charges of ($10.1) million, or ($6.4) million net of tax related to our investment in Tower.

(2)	Includes other-than-temporary impairment charges of ($11.8) million, or ($7.4) million net of tax related to our investment in Tower, an adjustment to the fair value of our Tower warrant of ($0.2) million, or ($0.1) million net of tax and a gain from a settlement of $6.2 million, or $3.9 million net of tax, from a third-party brokerage firm related to the 2003 unauthorized disposition of our investment in UMC.

(3)	Includes a loss of approximately ($18.3) million, or ($12.8) million net of tax, as a result of the unauthorized sale of approximately 127.8 million shares of UMC stock, a gain of approximately $7.0 million, or $4.9 million net of tax, related to the sale of 35 million shares of UMC stock, write-downs related to the recoverability of our Tower wafer credits of ($3.9) million, or ($2.7) million net of tax, and an adjustment to the fair value of our Tower warrant of ($0.6) million, or ($0.5) million net of tax.

(4)	Includes other-than-temporary impairment charges of ($14.4) million on our Tower shares, or ($8.7) million net of tax, write-downs related to the recoverability of our Tower wafer credits of ($2.8) million, or ($1.8) million net of tax, and an adjustment to the fair value of our Tower warrant of ($0.7) million, or ($0.5) million net of tax.

(5)	Includes other-than-temporary impairment charges of ($302.3) million on our UMC shares and Tower shares, or ($188.1) million net of tax, and restructuring charges of ($8.5) million or ($6.7) million net of tax.

(6)	Net income (loss) per share and the share numbers each gives retroactive effect to a 2-for-1 stock split, in the form of a 100% stock dividend, effected on February 18, 2004.

SANDISK CORPORATION

SUPPLEMENTARY QUARTERLY DATA

	Quarters Ended
	April 3,	July 3,	October 2,	January 1,
	2005	2005	2005	2006
	(In thousands, except per share data)
	(Unaudited)

2005
Revenues
Product	$399,679	$453,762	$529,735	$683,431
License and royalty	51,296	61,134	59,896	67,136

Total revenues	450,975	514,896	589,631	750,567
Gross profit	199,787	214,099	256,784	302,064
Operating income	113,519	106,044	158,568	198,451
Net income(1)	$74,516	$70,496	$107,458	$133,914
Net income per share
Basic(3)	$0.41	$0.39	$0.59	$0.72
Diluted(3)	$0.39	$0.37	$0.55	$0.68

	Quarters Ended
	March 28,	June 27,	September 26,	January 2,
	2004	2004	2004	2005
	(In thousands, except per share data)
	(Unaudited)

2004
Revenues
Product	$338,779	$391,327	$365,033	$507,697
License and royalty	48,151	41,961	42,921	41,186

Total revenues	386,930	433,288	407,954	548,883
Gross profit	155,918	178,653	147,381	203,753
Operating income	98,559	110,331	83,683	126,018
Net income(2)	$63,568	$70,611	$54,102	$78,335
Net income per share(4)
Basic(3)	$0.39	$0.44	$0.33	$0.46
Diluted(3)	$0.34	$0.38	$0.29	$0.42

(1)	In the first and second quarter of 2005, we recognized a loss of ($10.1) million and ($0.1) million on the other-than-temporary decline in the fair value of our investment in Tower and our Tower warrants, respectively.

(2)	In the fourth quarter of 2004, we recognized a loss of ($11.8) million on the other-than-temporary decline in the fair value of our investment in Tower and a gain from a settlement of $6.2 million, or $3.9 million net of tax, from a third-party brokerage firm related to the 2003 unauthorized disposition of our investment in UMC. In the third quarter of 2003, we suffered a loss of approximately ($18.3) million as a result of the unauthorized disposition of approximately 127.8 million shares of UMC stock owned by us. Also, during the third quarter of 2003, we sold 35 million shares of UMC stock for a realized gain of approximately $7.0 million, or $4.9 million net of tax.

(3)	Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option strike prices.

(4)	Net income per share gives retroactive effect to a 2-for-1 stock split, in the form of a 100% stock dividend, effected on February 18, 2004.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

	Years Ended
	January 1,	% of	January 2,	% of	December 28,	% of
	2006	Revenue	2005	Revenue	2003	Revenue
	(In thousands, except percentages)

Product revenues	$2,066,607	89.6%	$1,602,836	90.2%	$982,341	91.0%
License and royalty revenues	239,462	10.4%	174,219	9.8%	97,460	9.0%

Total revenues	2,306,069	100.0%	1,777,055	100.0%	1,079,801	100.0%
Cost of product revenues	1,333,335	57.8%	1,091,350	61.4%	641,189	59.4%

Gross profit	972,734	42.2%	685,705	38.6%	438,612	40.6%
Operating expenses
Research and development	194,810	8.4%	124,994	7.0%	84,200	7.8%
Sales and marketing	122,232	5.3%	91,296	5.1%	66,317	6.1%
General and administrative	79,110	3.4%	50,824	2.9%	31,057	2.9%

Total operating expenses	396,152	17.2%	267,114	15.0%	181,574	16.8%

Operating income	576,582	25.0%	418,591	23.6%	257,038	23.8%
Non-operating income (loss), net	36,725	1.6%	4,609	0.3%	(15,157)	(1.4)%

Income before taxes	613,307	26.6%	423,200	23.8%	241,881	22.4%
Provision for income taxes	226,923	9.8%	156,584	8.8%	73,022	6.8%

Net income	$386,384	16.8%	$266,616	15.0%	$168,859	15.6%

General.  Our flash data storage devices are marketed and sold primarily in the consumer electronics market. We expect that as we reduce the price of our flash cards, consumers will demand an increasing number of megabytes of memory. In order to profitably capitalize on price elasticity in the market for flash data storage cards, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer.

Our operating results are affected by a number of factors including, among others, the unit volume of product sales, the flash memory density of the products sold, competitive pricing pressures, availability of foundry capacity from both captive and non-captive sources, the timing and volume of sell-through by our distributors and retail customers to their customers, variations in manufacturing cycle times, fluctuations in manufacturing yields and manufacturing capacity utilization, the timing of significant orders, our ability to accurately forecast demand and obtain sufficient supply, changes in product and customer mix, market acceptance of new or enhanced versions of our products, changes in the channels through which our products are distributed, timing of new product announcements and introductions by us and our competitors, the timing of license and royalty revenues, fluctuations in product costs, increased research and development expenses and exchange rate fluctuations. See Item 1A, “Risk Factors.”

We operate in one business segment, flash memory products. Our chief decision-maker, our President and Chief Executive Officer, evaluates our performance based on company-wide, consolidated results. Revenue is evaluated based on geographic region and by product category.

Memory Sourcing.  NAND memory is the largest component of the cost of our products. The majority of our NAND memory is purchased from captive sources of supply and our ventures with Toshiba and our Toshiba foundry arrangement. We also purchase flash memory products from non-captive sources, to supplement our captive supply, allowing us to flexibly capture more market share. This non-captive supply enabled us to generate additional sales and profits even though the gross margin on our non-captive supply is significantly lower than the gross margin on our captive supply. However, our captive supply requires us to invest in capital assets, research and development and start-up and other production costs. We expect to continue sourcing both captive and non-captive flash memory.

Licensing and Royalties.  The timing and amount of royalty revenues and the recognition of license fees can vary substantially from quarter to quarter depending on the terms of our license agreements and the timing and volume of sales of products by our licensees. Gross margins and operating income fluctuate more with changes in license and royalty revenues than with changes in product revenues since license and royalty revenues have immaterial variable costs of sale.

Retail Sales.  Our arrangements with retailers often involve complex terms. These terms include providing the retailer with a right to return unsold product, market development funds, cooperative advertising funds, price protection, volume incentive rebates and other promotions. In some cases, we consign inventory to our customers. These consignment activities involve administrative costs to track and account for our inventory. We defer recognition of revenue on sales to retailers and distributors until they sell-through the product they have purchased from us to their customers. Our retail business is seasonal, with the fourth quarter being the strongest due to holiday sales in North America.

Memory Market Dynamics.  Semiconductor memory markets have generally been characterized by cycles of undersupply and oversupply. In an oversupply environment, price reductions occur and the value of our inventory may decrease resulting in a lower of cost or market price adjustment if pricing pressure results in a net realizable value that is lower than our cost. In 2001, for example, we recorded approximately $85.0 million of charges related to inventory revaluation. We may be forced to reduce the carrying value of our inventory if market demand for our products deteriorates and our inventory levels exceed customer orders.

Our business is characterized by constant focus on cost reduction. NAND flash memory cost reduction is achieved by transitioning to new generations of technology, by producing larger wafer sizes and by improving yields. Manufacturing yields are lower at the start of manufacturing each successive product generation. During the start-up phase, the fabrication equipment and operating expenses are applied to a relatively small output of production wafers, making this output very expensive. In the next two to three years, we expect to make substantial new investments in additional fabrication capacity in the ventures with Toshiba.

Matrix Acquisition.  On January 13, 2006, we acquired Matrix Semiconductor, Inc. Matrix is a pioneer in the design and development of three-dimensional (3-D) integrated circuits. Matrix 3-D memory is used for one-time programmable storage applications where low cost is the paramount consideration, such as video games, music and archiving.

Critical Accounting Policies & Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, product returns, bad debts, inventories and related reserves, investments, income taxes, warranty obligations, stock compensation, contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs.  We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. At January 1, 2006 and January 2, 2005, deferred income, from sales to distributors and retailers was $139.9 million and $82.0 million, respectively. Estimated sales returns are provided for as a reduction to product revenue and deferred revenue and were not material for any period presented in our consolidated financial statements.

We record estimated reductions to revenue or to deferred revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. Additionally, we have incentive programs that require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive. All sales incentive programs are recorded as an offset to product revenues, deferred revenues or a charge to marketing expenses. In the past, actual returns and rebates have not been significantly different from our estimates. However, actual returns and rebates in any future period could differ from our estimates, which could impact the net revenue we report.

Inventories and Inventory Valuation.  Inventories are stated at the lower of cost (first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract prices, industry analysis of supply and demand and seasonal factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. The valuation of inventory also requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six to twelve months. To the extent our demand forecast for specific products is less than our product on hand and our noncancelable orders, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

Accounting for Investments.  We evaluate whether entities that we have invested in are variable interest entities within the definition of the Financial Accounting Standards Board Interpretation No. 46, Accounting for Variable Interest Entities. If those entities are variable interest entities, then we determine whether we are the primary beneficiary of that entity by reference to our contractual and business arrangements with respect to residual gains and residual losses on liquidation of that entity.

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

Deferred Tax Assets.  We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $14.9 million and $12.3 million at January 1, 2006 and January 2, 2005, respectively, based on our view that it is more likely than not that we will not be able to take tax a benefit for unrealized capital losses on our investments in foundries.

Results of Operations

Product Revenues.

		Percent		Percent
	FY 2005	Change	FY 2004	Change	FY 2003
	(In millions, except percentages)

Retail	$1,621.0	31%	$1,236.0	96%	$632.1
OEM	445.6	21%	366.8	5%	350.2

Product revenues	$2,066.6	29%	$1,602.8	63%	$982.3

The increase in our 2005 product revenues was comprised of a 166% increase in the number of megabytes sold and partially offset by a 52% reduction in our average selling price per megabyte. The markets that we sell to have been price elastic. In 2005, as the price per megabyte came down, the average memory density of our products sold increased by 215%. Our unit sales also increased by 23% with the growth in our unit sales primarily attributable to growth in the markets for mobile cards for camera-phones and music-centric phones, USB flash drives and flash-based digital audio players. We expect to continue to reduce our price per megabyte, including price reductions already initiated in 2006, as technology advances allow us to further reduce our cost per megabyte. Partially offsetting the 2005 growth in revenues was the fact that fiscal 2005 consisted of 52 weeks as compared to 53 weeks in the prior year.

The increase in our 2004 product revenues was comprised of a 167% increase in the number of megabytes sold and partially offset by a 38% reduction in our average selling price per megabyte. Our 2004 unit sales increased by 53% compared to 2003, with the increase primarily attributable to growth in the markets for digital still cameras, USB flash drives and feature phones with card slots and the introduction, in the fourth quarter of fiscal 2004, of SanDisk flash-based digital audio players. In addition, our fiscal 2004 consisted of 53 weeks as compared to 52 weeks in the prior fiscal year.

Geographical Product Revenues.

	FY 2005		FY 2004		FY 2003
		Percent of		Percent of		Percent of
	Revenue	Total	Revenue	Total	Revenue	Total
	(In millions, except percentages)

North America	$1,049.6	51%	$768.1	48%	$417.4	42%
Japan	104.4	5%	165.4	10%	161.9	16%
EMEA	501.0	24%	420.6	26%	232.1	24%
Other foreign countries	411.6	20%	248.7	16%	170.9	18%

Product revenues	$2,066.6	100%	$1,602.8	100%	$982.3	100%

In 2005, our revenue from Japan primarily reflects the reduction in the sales of flash memory cards to digital camera OEMs based in Japan to the transition of after market sales of flash memory cards primarily in North America and EMEA.

In 2004, the increase in North America and EMEA revenue reflects increased retail demand due to the growth in consumer based products requiring additional flash memory.

License and Royalty Revenues.

		Percent		Percent
	FY 2005	Change	FY 2004	Change	FY 2003
	(In millions, except percentages)

License and royalty revenues	$239.5	37%	$174.2	79%	$97.5

The increase in our 2005 and 2004 license and royalty revenue was primarily due to increased royalty bearing sales by our licensees in each of those fiscal years.

Gross Margins.

		Percent		Percent
	FY 2005	Change	FY 2004	Change	FY 2003
	(In millions, except percentages)

Product gross margins	$733.3	43%	$511.5	50%	$341.2
Product gross margins (as a percent of product revenue)	35.5%		31.9%		34.7%
Total gross margins (as a percent of total revenue)	42.2%		38.6%		40.6%

The largest driver of the 2005 increase in product gross margins was the reduction in our cost per megabyte due to the transition to 90-nanometer technology partially offset by decreases in our average selling price per megabyte. Fiscal 2005 gross margins were also benefited due to more production supply coming from captive sources which have lower costs.

The largest driver of the 2004 decline in product gross margins was an increased reliance on non-captive memory sources. We earn significantly lower gross margins on non-captive memory than on captive memory supply, and non-captive memory accounted for approximately 35% and 24% of our memory sourcing in 2004 and 2003, respectively. Our captive gross margin improved by approximately two percentage points as our cost reductions were greater than the decline in average selling price per megabyte. This partially offset the impact of our higher non-captive mix.

Research and Development.

		Percent		Percent
	FY 2005	Change	FY 2004	Change	FY 2003
	(In millions, except percentages)

Research and development	$194.8	56%	$125.0	48%	$84.2
Percent of revenue	8.4%		7.0%		7.8%

Our 2005 research and development expense growth was primarily due to higher vendor engineering costs and costs associated with the initial design and development of manufacturing process technology related to Flash Partners’ 300-millimeter production line of $42.4 million, and payroll and payroll-related expenses of $15.6 million associated with headcount increases related to developing new products.

Our 2004 research and development expense growth was primarily due to increased payroll and payroll-related expenses associated with higher headcount in support of our broadening product portfolio, higher vendor engineering costs and costs associated with the initial design and development of manufacturing process technology related to Flash Partners’ 300-millimeter production line. We grew our research and development headcount to 340 at the end of 2004 from 272 at the end of 2003.

Sales and Marketing.

		Percent		Percent
	FY 2005	Change	FY 2004	Change	FY 2003
	(In millions, except percentages)

Sales and marketing	$122.2	34%	$91.3	38%	$66.3
Percent of revenue	5.3%		5.1%		6.1%

Our 2005 sales and marketing expense growth was primarily related to increased tradeshow, advertising and branding on a worldwide basis of $15.5 million, and payroll and payroll-related expenses of $7.3 million, all in support of our higher revenue base. In 2006, we plan to capitalize on the growing consumer awareness of the SanDisk brand by increasing our investments in building and promoting the SanDisk brand globally.

Our 2004 sales and marketing expenses were primarily related to increased tradeshow, advertising and branding, and payroll and payroll-related expenses, all in support of our higher revenue base. In 2004, advertising and branding activities included television advertising in the United States, increased North American and Asia

Pacific print media spending and advertising and merchandising for such product lines as USB drives, wireless mobile and Shoot & Store.

General and Administrative.

		Percent		Percent
	FY 2005	Change	FY 2004	Change	FY 2003
	(In millions, except percentages)

General and administrative	$79.1	56%	$50.8	63%	$31.1
Percent of revenue	3.4%		2.9%		2.9%

Our 2005 general and administrative expense growth was primarily related to increased legal expenses associated with litigation to defend our intellectual property of $17.3 million, increased payroll and payroll related expenses of $6.0 million and consulting expenses of $5.0 million to support our expanded business. Our 2005 general and administrative expenses also included significant consulting expenses associated with establishing new legal entities and modifying our corporate organization to reflect our global business.

Our 2004 general and administrative expenses increases were primarily relates to increased legal expenses related in part to higher litigation expenses to defend our intellectual property, increased staffing and consulting expenses to support our expanded business and compliance with the Sarbanes-Oxley Act, as well as provisions for doubtful accounts due to the growth in accounts receivable balances.

Non-Operating Income (Loss), net.

		Percent		Percent
	FY 2005	Change	FY 2004	Change	FY 2003
	(In millions, except percentages)

Equity in income of business ventures	$0.4	(20)%	$0.5	150%	$0.2
Interest income	42.8	110%	20.4	129%	8.9
Interest expense	(0.6)	(90)%	(5.9)	(13)%	(6.8)
Gain (loss) in investment in foundries	(8.2)	(36)%	(12.9)	(449)%	3.7
Recovery (loss) on unauthorized sale of UMC shares	—	(100)%	6.2	(134)%	(18.3)
Other income (loss), net	2.3	(162)%	(3.7)	28%	(2.9)

Total Non-Operating Income (Loss), net	$36.7	698%	$4.6	(130)%	$(15.2)

Non-operating income for 2005 was comprised of interest income of $42.8 million, an other- than-temporary reduction in the value of our investment in Tower of ($10.1) million and other items of $4.0 million.

Non-operating income for 2004 was comprised of interest income of $20.4 million, a settlement of $6.2 million from a third-party brokerage firm related to the unauthorized disposition of our investment in UMC, an other- than-temporary reduction in the value of our investment in Tower of ($11.8) million, interest expense on our 4 1/2% Convertible Subordinated Note of ($5.9) million and other items of ($4.3) million.

Provision for Income Taxes

	FY 2005	FY 2004	FY 2003

Provision for income taxes	37%	37%	30%

Our 2005 and 2004 tax rates differ from the statutory rate primarily due to state tax expense, net of federal benefit. Our 2003 tax rate differs from the statutory rate due to state tax expense, a reversal of the tax benefit we recognized in 2001 and 2002 related to the unrealized gain on the disposition of our UMC shares and to the benefit provided by the reversal of $47 million in valuation allowance carried on the net deferred tax assets at the end of fiscal 2002 which could be taken principally because our net operating loss carryforwards have been fully realized. Our future tax rate may be impacted by state taxes, our ability to realize tax benefits from capital losses and the geographic mix of our earnings.

Liquidity and Capital Resources

Cash Flows.  Operating activities generated $480.9 million of cash during the year ended January 1, 2006. Significant contributors to the generation of cash from operations were net income of $386.4 million, non-cash adjustments to income for depreciation and amortization of $65.8 million, loss on investment in Tower Semiconductor of $10.1 million, foreign currency revaluation of FlashVision notes receivable of $7.7 million, amortization/accretion related to original premium/discount on short-term investments of $2.6 million, decreases in income tax receivable of $64.2 million, increases in accounts payable of $148.2 million, increases in related party liabilities of $24.7 million, accrued payroll and related expenses of $13.8 million, deferred income of $57.2 million and current and non-current other accrued liabilities of $6.9 million. These were partially offset by increases in the inventory balance of $135.2 million, accounts receivable of $134.2 million, other current and non-current assets of $31.1 million, wafer cost adjustments of $2.3 million and deferred taxes of $1.5 million.

Operating activities generated $227.6 million of cash during the year ended January 2, 2005. Significant contributors to the generation of cash from operations were net income of $266.6 million, non-cash adjustments to income for depreciation and amortization of $38.9 million, allowances for doubtful accounts of $4.6 million, amortization/accretion related to original premium/discount on short-term investments of $3.2 million and amortization of bond issuance costs of $2.6 million; decreases in deposits and other assets of $13.3 million, increases in accrued payroll and related expenses of $13.5 million and both current and non-current other accrued liabilities of $15.2 million. These were partially offset by increases in the inventory balance of $79.5 million, accounts receivable of $14.9 million and decreases in deferred income on shipments to distributors and retailers and deferred revenue of $15.4 million, and decreases in accounts payable, income taxes payable and other current liabilities to related parties of $6.2 million.

We used $299.5 million for investing activities during the year ended January 1, 2006. We increased our short-term investment balance by $81.0 million, loaned $34.2 million to FlashVision, invested $21.8 million in Flash Partners, loaned $20.0 million to Matrix Semiconductor, Inc., purchased $39.1 million of semiconductor wafer manufacturing equipment to be used at Toshiba’s Yokkaichi Operations, purchased $95.4 million of test equipment and $3.5 million of investment in foundries and acquired a technology license for $4.5 million.

For year ended January 2, 2005, we used $523.0 million for investing activities. We increased our short-term investment balance by $337.0 million, loaned $33.6 million to FlashVision, invested $23.1 million in Flash Partners, purchased $63.4 million of 200-millimeter semiconductor wafer manufacturing equipment to be used at Toshiba’s Yokkaichi Operations and purchased $62.4 million of test equipment and other capital items.

We generated $115.4 million and $24.6 million of cash from exercises of stock options and sales under our employee stock purchase plan during the years ended January 1, 2006 and January 2, 2005, respectively.

Liquid Assets.  At January 1, 2006, we had cash, cash equivalents and short-term investments of $1.7 billion. As of that date, the cost basis of our investment in 24.5 million UMC shares was $13.4 million and its market value was $13.9 million. As of January 1, 2006, we held 10.2 million Tower shares whose carrying value and market value was $12.9 million and $14.8 million, respectively. As of January 1, 2006, we have agreed not to sell 7.2 million of our 10.2 million Tower shares. This restriction is no longer in effect in fiscal 2006. However, we do remain subject to certain restrictions on the transfer of our Tower ordinary shares including certain rights of first refusal, and through January 2008, have agreed to maintain minimum shareholdings.

Short-Term Liquidity.  As of January 1, 2006, our working capital balance was $2.0 billion. We do not expect any liquidity constraints in the next twelve months. In 2006, we currently expect to loan or make investments in Flash Partners of approximately $500 million, and additionally to guarantee future operating leases of Flash Partners or procure other financing of approximately $500 million. We also expect to spend approximately $200 million on property and equipment, which includes assembly and test equipment as well as engineering equipment, and spending related to facilities and information systems.

Long-Term Requirements.  Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business in the future. We may also make equity investments in other companies or engage in merger or acquisition transactions. These additional investments may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding the ventures with Toshiba, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

Contingent Obligations.  We agreed to reimburse Toshiba for 49.9% of losses it sustains under its guarantee of FlashVision’s operating lease with Mizuho Leasing. As of January 1, 2006, the maximum exposure for both us and Toshiba under that guarantee was 17.7 billion Japanese yen, or approximately $150 million based upon the exchange rate at January 1, 2006, and our maximum exposure was 8.8 billion Japanese yen, or approximately $75 million based upon the exchange rate at January 1, 2006. See Item 1, “Business-Ventures With Toshiba-FlashVision.”

Toshiba Ventures.  We are a 49.9% percent owner in two ventures, FlashVision and Flash Partners. Toshiba owns 50.1% of each of these ventures. We account for our investments under the equity method and do not consolidate. FlashVision and Flash Partners are variable interest entities and we are not the primary beneficiary of either venture because we are entitled to less than a majority of any residual gains and are obligated with respect to less than a majority of residual losses with respect to both ventures. Both FlashVision and Flash Partners purchase wafers from Toshiba and then resell those wafers to Toshiba and us at cost plus a markup. The cost of the wafers we purchase from FlashVision and Flash Partners is recorded in inventory and ultimately cost of sales. Our share of the net income or loss of FlashVision and Flash Partners is included in our Consolidated Statement of Income as “Equity in income/(loss) of business ventures”. FlashVision and Flash Partners each own or lease separately semiconductor manufacturing equipment that is placed inside Toshiba’s Yokkaichi, Japan operations. The capital equipment owned by FlashVision and Flash Partners is funded through investments in or loans to the ventures from us and Toshiba. For semiconductor fixed assets that are leased by FlashVision or Flash Partners, we guarantee a portion of the outstanding lease payments under those leases through various methods. This obligation is denominated in Japanese yen and is noncancelable. We are contractually obligated to purchase half of FlashVision and Flash Partners NAND wafer supply. The cost of the wafer supply includes all amounts to reimburse FlashVision and Flash Partners for their costs to produce the NAND wafers. We cannot estimate the total amount of the wafer purchase commitment as of January 1, 2006 because our price is determined by reference to the future cost to produce the semiconductor wafers. In addition to the semiconductor assets owned by FlashVision and Flash Partners, we purchase and directly own semiconductor manufacturing equipment in Toshiba’s Yokkaichi operations for which we receive 100% of the output from this equipment. From time to time, we and Toshiba mutually approve increases in wafer supply capacity of FlashVision and Flash Partners that may contractually obligate us to increased capital funding. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory. See Note 5 and Note 11 to our consolidated financial statements included in Item 8 of this report.

As part of the FlashVision and Flash Partners agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. As of January 1, 2006, we had accrued liabilities related to those expenses of $4.2 million. Our common research and development obligation related to FlashVision and Flash Partners is variable but capped at increasing fixed quarterly amounts through 2008 and is not subject to any payment caps thereafter. See Note 5 to our consolidated financial statements included in Item 8 of this report. Our direct research and development contribution is determined based on a variable computation. The common R&D participation agreement and the product development agreement are exhibits to this report and should be read carefully in their entirety for a more complete understanding of these arrangements.

We have guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligation under a master lease agreement entered into in December 2004. Our total lease obligation guarantee, net of lease payments as of January 1, 2006, was 24.0 billion Japanese yen, or approximately $203 million based upon the exchange rate at January 1, 2006. In December 2005, Flash Partners secured an additional equipment lease facility of 35.0 billion Japanese yen, or approximately $297 million based upon the exchange rate at January 1, 2006, from a consortium of financial institutions. We agreed to guarantee on an unsecured and several basis 50% of the draw downs under this facility. As of January 1, 2006, no draw downs had been made, however the entire amount was drawn down in January 2006. Our maximum exposure under the guarantee is 17.5 billion Japanese yen, or approximately

$148 million based upon the exchange rate at January 1, 2006. See Item 1, “Business-Ventures With Toshiba-Flash Partners.”

The terms of the Flash Partners venture contractually obligate us and Toshiba to expand Flash Partners’ capacity. As of February 2006, we and Toshiba have committed to expand Flash Partners’ capacity to 70,000 wafer starts per month. We currently estimate the remaining total equipment funding obligation for the 70,000 wafer starts per month level to be approximately 365.0 billion Japanese yen, or approximately $3.1 billion based upon the exchange rate at January 1, 2006. Of this amount, we are obligated to fund 182.5 billion Japanese yen, or approximately $1.5 billion based upon the exchange rate at January 1, 2006, of which 42.5 billion Japanese yen, or approximately $361 million based upon the exchange rate at January 1, 2006, is being financed through Flash Partners’ operating lease facilities. Our remaining funding obligation at January 1, 2006 is approximately $1.0 billion. See Note 5 to our consolidated financial statements included in Item 8 of this report.

Contractual Obligations and Off Balance Sheet Arrangements

Our contractual obligations and off balance sheet arrangements at January  1, 2006, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 5 to our consolidated financial statements included in Item 8 of this report.

Impact of Currency Exchange Rates

Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and result of operations. In 2005, we used foreign currency forward contracts to mitigate transaction gains and losses generated by these monetary assets and liabilities denominated in other currencies than the U.S. dollar, currently only the Japanese yen. We did not use foreign currency forward contracts in 2004 and 2003. We do not enter into derivatives for speculative or trading purposes. Our derivative instruments are recorded at fair value with changes recorded in other income (expense). See Note 5 to our consolidated financial statements included in Item 8 of this report.

For a discussion of foreign operating risks and foreign currency risks, see Item 1A, “Risk Factors.”

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board, or FASB, adopted a revised Statement of Financial Accounting Standards No. 123, or FAS 123R, Share Based Payments, with an effective date of June 15, 2005. In April 2005, the SEC amended the effective date of FAS 123R, and we will now be required to adopt this standard for our first fiscal year beginning after June 15, 2005. We adopted FAS 123R in January 2006 and currently do not expect to restate prior periods to conform to the new accounting standard as we will use the modified prospective method. FAS 123R requires us to recognize an expense based on the fair value of all share-based payments to employees, including grants of options to buy shares of our common stock. See Note 1 to our consolidated financial statements included in Item 8 of this report for information related to the pro forma effect on reported net income and net earnings per share of applying the fair value provisions of the FAS 123. Adoption of FAS 123R is expected to increase our operating expenses. In anticipation of expensing equity instruments, we have reduced overall stock option grants and reduced the percentage of incentive stock options to total stock options granted.

In May 2005, the FASB issued Financial Accounting Standards No. 154, or FAS 154, Accounting Changes and Error Corrections. FAS 154 replaced Accounting Pronouncement Board Opinion No. 20, or APB 20, Accounting Changes, and Financial Accounting Standards No. 3, or FAS 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the application of the new accounting principle. The statement will require the retrospective application of the impact of the direct effect of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimates. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and require prospective application. We will adopt this standard on January 2, 2006 and currently do not anticipate that it will have a material effect on its financial statements or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. As of January  1, 2006, a hypothetical 50 basis point increase in interest rates would result in an approximate $2.6 million decline (less than 0.25%) in the fair value of our available-for-sale debt securities.

Foreign Currency Risk.  A substantial majority of our revenue, expense and capital purchasing activity is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese yen. Movements in currency exchange rates, especially the Japanese yen, could cause variability in our revenues, expenses or other income (expense), net. We had forward exchange contracts in place with a notional amount of 3.95 billion Japanese yen, or approximately $34 million based upon the exchange rate at January 1, 2006 and zero as of January 2, 2005. The effect of an immediate 10% adverse change in exchange rates on forward exchange contracts would result in an approximate $3.0 million loss. However, as we utilize foreign currency instruments, for mitigating anticipated balance sheet exposures, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. See Item 1A, “Risk Factors.” and Note 5 to our consolidated financial statements included in Item 8 of this report.

Market Risk.  We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies. As of January 1, 2006, a reduction in prices of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $2.7 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at January 1, 2006. Actual results may differ materially.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2006.

Our independent registered public accounting firm, which has audited the financial statements included in Item 8 of this report, has issued an attestation report on management’s assessment of our internal control over financial reporting which is included at page F-3.

Independent Registered Public Accounting Firm’s Attestation Report

The report required by this item is set forth at page F-2.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth under “Business-Executive Officers” in this report and under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer and principal financial and accounting officer. This code of ethics, which consists of the “SanDisk Code of Ethics for Financial Executives”

section of our code of ethics that applies to employees generally, is posted on our website, www.sandisk.com. Our code of ethics may be found on our website as follows:

•	From our main Web page, first click on “Corporate” and then on scroll down and click on “Business Conduct and Ethics.”

•	Next, click on “SanDisk’s Worldwide Code of Business Conduct and Ethics Policy.”

•	Finally, scroll down to Part IV, “SanDisk Code of Ethics for Financial Executives.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting the required information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under “Executive Compensation and Related Information” in our Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	Documents filed as part of this report

1)  All financial statements

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

2)  Exhibits required by Item 601 of Regulation S-K

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SANDISK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at January 1, 2006 and January 2, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SanDisk Corporation’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 8, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that SanDisk Corporation maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SanDisk Corporation maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SanDisk Corporation as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006 of SanDisk Corporation and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
March 8, 2006

SANDISK CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
	2006	2005
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$762,058	$463,795
Short-term investments	935,639	859,175
Investment in foundries	18,338	20,398
Accounts receivable, net of allowance for doubtful accounts of $8,050 in 2005 and $8,462 in 2004	329,014	194,535
Inventories	331,584	196,422
Deferred taxes	95,518	83,150
Prepaid expenses, other current assets and tax receivable	103,584	62,653

Total current assets	2,575,735	1,880,128
Property and equipment, net	211,092	147,231
Notes receivable from FlashVision	61,927	35,413
Investment in foundries	11,013	14,377
Investment in FlashVision	161,080	178,681
Investment in Flash Partners	42,067	24,192
Deferred taxes	—	1,861
Deposits and other non-current assets	57,273	38,297

Total assets	$3,120,187	$2,320,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,208	$82,974
Accounts payable to related parties	74,121	48,115
Accrued payroll and related expenses	55,614	41,786
Income taxes payable	2,165	39,139
Research and development liability, related party	4,200	5,549
Other accrued liabilities	53,546	45,584
Deferred income on shipments to distributors and retailers and deferred revenue	150,283	90,307

Total current liabilities	571,137	353,454
Deferred revenue and other non-current liabilities	25,259	26,576

Total liabilities	596,396	380,030
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 400,000,000; Issued and outstanding: 188,221,958 in 2005 and 179,964,226 in 2004	188	180
Capital in excess of par value	1,621,819	1,406,373
Retained earnings	906,624	520,240
Accumulated other comprehensive income	2,635	18,893
Deferred compensation	(7,475)	(5,536)

Total stockholders’ equity	2,523,791	1,940,150

Total liabilities and stockholders’ equity	$3,120,187	$2,320,180

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	January 1,	January 2,	December 28,
	2006	2005	2003
	(In thousands, except per share amounts)

Revenues:
Product	$2,066,607	$1,602,836	$982,341
License and royalty	239,462	174,219	97,460

Total revenue	2,306,069	1,777,055	1,079,801
Cost of product revenues	1,333,335	1,091,350	641,189

Gross profit	972,734	685,705	438,612
Operating expenses:
Research and development	194,810	124,994	84,200
Sales and marketing	122,232	91,296	66,317
General and administrative	79,110	50,824	31,057

Total operating expenses	396,152	267,114	181,574

Operating income	576,582	418,591	257,038
Equity in income of business ventures	381	568	178
Interest income	42,835	20,363	8,865
Interest expense	(573)	(5,949)	(6,750)
Gain (loss) in investment in foundries	(8,228)	(12,927)	3,746
Recovery (loss) on unauthorized sale of UMC shares	—	6,193	(18,339)
Other income (loss), net	2,310	(3,639)	(2,857)

Income before taxes	613,307	423,200	241,881
Provision for income taxes	226,923	156,584	73,022

Net income	$386,384	$266,616	$168,859

Net income per share
Basic	$2.11	$1.63	$1.17

Diluted	$2.00	$1.44	$1.02

Shares used in computing net income per share
Basic	183,008	164,065	144,781

Diluted	193,016	188,837	171,616

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common	Common	Capital in		Other		Total
	Stock	Stock	Excess of Par	Retained	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Value	Earnings	Income(Loss)	Compensation	Equity
	(In thousands)

Balance at December 29, 2002	138,310	$138	$585,830	$84,765	$(35,866)	$—	$634,867

Net income				168,859			168,859
Unrealized loss on available for sale securities					(622)		(622)
Unrealized gain on investments in foundries					82,741		82,741
Foreign currency translation					8,037		8,037

Comprehensive income							259,015

Exercise of stock options for cash	5,472	5	51,594				51,599
Issuance of stock pursuant to employee stock purchase plan	608	1	3,694				3,695
Sale of common stock, net of issuance costs	16,524	16	521,592				521,608
Income tax benefit from stock options exercised			45,088				45,088

Balance at December 28, 2003	160,914	160	1,207,798	253,624	54,290	—	1,515,872

Net income				266,616			266,616
Unrealized loss on available for sale securities					(2,765)		(2,765)
Unrealized loss on investments in foundries					(38,216)		(38,216)
Foreign currency translation					5,584		5,584

Comprehensive income							231,219

Exercise of stock options for cash	2,301	3	19,004				19,007
Issuance of stock pursuant to employee stock purchase plan	261	1	5,640				5,641
Deferred compensation	212		6,061			(6,061)	—
Amortization of deferred compensation						525	525
Debt conversion	16,276	16	149,984				150,000
Income tax benefit from stock options exercised			17,886				17,886

Balance at January 2, 2005	179,964	180	1,406,373	520,240	18,893	(5,536)	1,940,150

Net income				386,384			386,384
Unrealized loss on available for sale securities					(1,901)		(1,901)
Unrealized loss on investments in foundries					(840)		(840)
Foreign currency translation					(13,517)		(13,517)

Comprehensive income							370,126

Exercise of stock options for cash	7,937	8	108,686				108,694
Issuance of stock pursuant to employee stock purchase plan	321		6,704				6,704
Deferred compensation			4,438			(4,438)	—
Amortization of deferred compensation						2,499	2,499
Income tax benefit from stock options exercised			95,618				95,618

Balance at January 1, 2006	188,222	$188	$1,621,819	$906,624	$2,635	$(7,475)	$2,523,791

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income	$386,384	$266,616	$168,859
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,538)	9,326	2,152
(Gain) loss on investment in foundries	8,480	12,927	(3,746)
(Recovery) loss on unauthorized sales of UMC shares	—	(6,193)	18,339
Depreciation and amortization	65,774	38,862	22,952
Provision for doubtful accounts	(272)	4,581	1,400
FlashVision wafer cost adjustment	(2,263)	(1,282)	(1,613)
Other non-cash charges	9,833	3,764	3,143
Changes in operating assets and liabilities:
Accounts receivable	(134,207)	(14,880)	(104,550)
Inventories	(135,162)	(79,526)	(28,301)
Other current assets	(29,559)	(246)	7,697
Other non-current assets	(1,589)	1,927	(4,116)
Accounts payable	148,234	(6,298)	51,296
Accounts payable and other current liabilities, related parties	24,657	(3,149)	29,104
Accrued payroll and related expenses	13,827	13,472	16,543
Income taxes receivable/payable	64,240	(11,950)	27,720
Other accrued liabilities	7,964	8,959	9,196
Deferred income on shipments to distributors and retailers and deferred revenue	57,166	(15,489)	57,682
Other non-current liabilities	(1,114)	6,209	(1,225)

Total adjustments	94,471	(38,986)	103,673

Net cash provided by operating activities	480,855	227,630	272,532

Cash flows from investing activities:
Purchases of short-term investments	(803,967)	(1,147,142)	(622,580)
Proceeds from sale of short-term investments	722,986	810,111	327,457
Proceeds from sale of investments in foundries	—	—	21,627
Notes receivable from Matrix Semiconductor	(20,000)	—	—
Acquisition of property and equipment, net	(134,477)	(125,842)	(54,623)
Acquisition of technology license	(4,500)	—	(1,500)
Consideration paid in a business combination		(9,061)	—
Notes receivable from FlashVision	(34,249)	(33,564)	—
Investment in FlashVision	—	—	—
Investment in Flash Partners	(21,790)	(23,129)	—
Investment in foundries	(3,500)	(704)	(11,001)
Proceeds from other sales	—	6,333	4,880

Net cash (used in) investing activities	(299,497)	(522,998)	(335,740)

Cash flows from financing activities:
Issuance of common stock in public offering	—	—	521,608
Issuance of common stock under employee programs	115,398	24,648	55,294

Net cash provided by financing activities	115,398	24,648	576,902

Effect of changes in foreign currency exchange rates on cash	1,507	36	—

Net increase (decrease) in cash and cash equivalents	298,263	(270,684)	513,694
Cash and cash equivalents at beginning of the year	463,795	734,479	220,785

Cash and cash equivalents at end of the year	$762,058	$463,795	$734,479

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(164,345)	$(159,436)	$(44,244)

Cash paid for interest expense	$(17)	$(6,750)	$(6,750)

Non-cash financing and investing activities:
Conversion of subordinated notes	$—	$150,000	$—

Issuance of shares in a business combination	$—	$4,935	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1:	Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations.  SanDisk Corporation (together with its subsidiaries, the Company) was incorporated in Delaware on June 1, 1988. The Company designs, develops and markets flash storage card products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.

Basis of Presentation.  The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal 2005 and 2003 each consisted of 52 weeks and fiscal 2004 consisted of 53 weeks.

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories and related reserves, investments, income taxes, warranty obligations, restructuring and contingencies, stock compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs.  The Company recognizes net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed or determinable pricing and reasonable assurance of realization. Sales made to distributors and retailers are generally under agreements allowing price protection and/or a right of return and, therefore, the sales and related costs of these transactions are deferred until the retailers or distributors sell-through the merchandise to their end customer, or the rights of return expire. Estimated sales returns are provided for as a reduction to product revenue and were not material for any period presented in the accompanying consolidated financial statements. The cost of shipping products to customers is included in costs of product revenues. The Company recognizes expenses related to sales commissions in the period in which they are earned.

Revenue from patent licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of sales of licensed products. The Company generally recognizes royalty revenue when it is reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales. The Company recognizes license fee revenue on a straight-line basis over the life of the license.

The cost of revenues associated with patent license and royalty revenues was insignificant for each of the three years in the period ended January 1, 2006.

The Company records estimated reductions of revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising and other volume-based incentives and expected returns. Additionally, the Company has incentive programs that require it to estimate, based on historical experience, the number of customers who will actually redeem the incentive. All sales incentive programs are recorded as an offset to product revenues, deferred revenues or a charge to marketing expenses. Marketing development programs are either recorded as a reduction to revenue or as an addition to marketing expense in compliance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Notes to Consolidated Financial Statements — (Continued)

Share Based Compensation.  The Company accounts for employee stock based compensation using the intrinsic value method under Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (FAS 148), Accounting for Stock Based Compensation — Transition and Disclosure, and accordingly no expense has been recognized in the consolidated income statements for options granted with an exercise price equal to the market value of the Company’s stock on the date of grant to employees or directors under the Company’s stock option plans. The Company has also accounted for its employee stock purchase plan following the guidance provided in Accounting Principles Board Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees, and accordingly, the Company has not recognized any expense for the discount provided on the fair market value of the stock sold under our qualified non-compensatory employee stock purchase plan. The Company accounts for restricted stock awards by recognizing compensation expense equal to the fair market value of the restricted stock awards on the date of the grant. This compensation expense is recognized ratably over the applicable vesting period.

Had compensation expense been determined based on the fair value at the grant dates, with amortization of the deferred stock based compensation using the straight-line method over the vesting periods of the applicable options, the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

	Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

Net income as reported	$386,384	$266,616	$168,859
Fair value method expense, net of related tax	(52,629)	(39,550)	(29,793)

Pro forma net income	$333,755	$227,066	$139,066

Pro forma basic income per share	$1.82	$1.38	$0.96
Basic income per share, as reported	$2.11	$1.63	$1.17
Pro forma diluted income per share	$1.73	$1.23	$0.84
Diluted income per share, as reported	$2.00	$1.44	$1.02

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable include amounts owed by geographically dispersed distributors, retailers, and OEM customers. No collateral is required. Provisions are provided for sales returns and credit losses.

The Company estimates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial down-grading of credit ratings), the Company provides a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company provides allowances for bad debts based on the length of time the receivables are past due based on the Company’s historical experience. Accounts receivable are aged based on the applicable contractual due date. All accounts or portions thereof that are deemed to be uncollectible are written-off through a charge to the allowance and a credit to accounts receivable. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the Company could experience higher write-offs.

Income Taxes.  The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency.  The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the exchange rate in effect on the balance sheet date and are included in retained earnings. The Company evaluates its foreign currency exposures and may enter into hedges or other risk mitigating arrangements in the future. Aggregate foreign currency transaction gains (loss) recorded to net income were $(0.1) million, $1.8 million and $2.1 million, in 2005, 2004 and 2003, respectively. See Note 2, “Accumulated Other Comprehensive Income (Loss).”

Cash Equivalents and Short-Term Investments.  Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Short-term investments consist of taxable commercial paper, United States government agency obligations, corporate/municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock and have maturities greater than three months from the date of purchase. Short-term investments also include the unrestricted portion of the Company’s investment in foundries and investments for which trading restrictions expire within one year. The fair market value, based on quoted market prices, of cash equivalents and short-term investments excluding the Company’s short-term investment in foundries at January 1, 2006 and January 2, 2005 approximated their carrying value. Cost of securities sold is based on a specific identification method.

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

Property and Equipment.  Property, plant and equipment are carried at cost less accumulated depreciation, estimated residual value, if any, and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, ranging from two to ten years.

Equity Investments.  The Company accounts for investments in equity securities of other entities under the cost method of accounting if investments in voting equity interests of the investee is less than 20%. The equity method of accounting is used if its investment in voting stock is greater than 20% but less than a majority. In considering the accounting method for investments less than 20%, the Company considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee. If certain factors are present, the Company could account for investments for which it has less than a 20% ownership under the equity method of accounting. Certain of the Company’s investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments in public companies with restrictions greater than one year are carried at cost. Investments in public and non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income (expense).

The Company evaluates its equity method investments to determine whether any investee is a variable interest entity within the meaning of Financial Interpretation No. 46, Accounting for Variable Interest Entities, of the Financial Accounting Standards Board. If the Company concludes that an investee is a variable interest entity, the Company evaluates its interest in residual gains and residual losses of such investee to determine whether the Company is the primary beneficiary of the investee. If the Company is the primary beneficiary of a variable interest entity, the Company consolidates such entity and reflects the minority interest of other beneficiaries of that entity. If the Company concludes that an investee is not a variable interest entity, the Company does not consolidate the investee.

Notes to Consolidated Financial Statements — (Continued)

Inventories and Inventory Valuation.  Inventories are stated at the lower of cost (first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. Reductions in inventory valuation are included in costs of product revenues in the accompanying consolidated income statements. The Company’s inventory impairment charges permanently establish a new cost basis and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. Rather these amounts are reversed into income only if, as and when the inventory is sold.

The Company reduces the carrying value of its inventory to a new basis for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional reductions in inventory valuation may be required.

The Company’s finished goods inventory includes consigned inventory held at customer locations as well as at third-party fulfillment centers and subcontractors.

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

Warranty Costs.  The majority of the Company’s products have a warranty ranging from one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty obligation is affected by product failure rates and repair or replacement costs incurred in supporting a product failure. Should actual product failure rates, or repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty liability would be required.

Advertising Expenses.  Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as marketing expense, and costs of this type not meeting this criteria are classified as a reduction to product revenue. Any other advertising expenses not meeting these conditions are expensed as incurred. Prepaid advertising expenses were approximately $0.2 million and $0.4 million at January 1, 2006 and January 2, 2005, respectively. Advertising expenses were $15.2 million, $20.4 million and $5.0 million, in 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements — (Continued)

Research and Development Expenses.  Research and development expenditures are expensed as incurred.

Recently Issued Accounting Standards.  The Financial Accounting Standards Board, or FASB, adopted a revised Statement of Financial Accounting Standards No. 123, or FAS 123R, Share Based Payments, with an effective date of June 15, 2005. In April 2005, the SEC amended the effective date of FAS 123R, and the Company is now required to adopt this standard for the Company’s first fiscal year beginning after June 15, 2005. The Company has adopted FAS 123R in January 2006 and currently does not expect to restate prior periods to conform to the new accounting standard as the Company will use the modified prospective method. FAS 123R requires the Company to recognize an expense based on the fair value of all share based payments to employees, including grants of options to buy shares of the Company’s common stock. Share based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculation is made using the Black-Scholes-Merton option pricing model. See Note 3, “Compensation and Benefits” for assumption incorporated in this model. See “Share Based Compensation” above for information related to the pro forma effect on reported net income and net earnings per share of applying the fair value provisions of FAS 123. Adoption of FAS 123R is expected to increase the Company’s operating expenses.

In May 2005, the FASB issued Financial Accounting Standards No. 154, or FAS 154, Accounting Changes and Error Corrections. FAS 154 replaced Accounting Pronouncement Board Opinion No. 20, or APB 20, Accounting Changes, and Financial Accounting Standards No. 3, or FAS 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the application of the new accounting principle. The statement will require the retrospective application of the impact of the direct effect of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimates. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and requires prospective application. The Company will adopt this standard on January 2, 2006 and currently does not anticipate that it will have a material effect on its financial statements or disclosures.

NOTE 2:	BALANCE SHEET INFORMATION

Available-for-Sale Investments.

Available-for-sale investments at January 1, 2006 was as follows:

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value
	(In thousands)

Money market funds	$300,833	$—	$—	$300,833
Commercial paper	284,455	—	—	284,455
U.S. government agency	587,352	—	(3,691)	583,661
Municipal notes/bonds	126,993	—	(219)	126,774
Corporate notes/bonds	59,033	—	(322)	58,711
Auction instruments	308,040	—	(1)	308,039

Total available-for-sale investments	$1,666,706	$—	$(4,233)	$1,662,473

Notes to Consolidated Financial Statements — (Continued)

Carrying
Amount

Available-for-sale investments	$1,662,473
Cash on hand	35,224
Investment in foundries	18,338

Total	$1,716,035

Reported as:
Cash and cash equivalents	$762,058
Short-term investments	935,639
Investment in foundries	18,338

Total	$1,716,035

Available-for-sale investments at January 2, 2005 was as follows:

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value
	(In thousands)

Money market funds	$139,124	$—	$—	$139,124
Commercial paper	81,000	—	—	81,000
U.S. government agency	580,079	—	(1,840)	578,239
Municipal notes/bonds	99,738	—	(201)	99,537
Corporate notes/bonds	74,225	—	(284)	73,941
Auction instruments	340,347	—	(7)	340,340

Total available-for-sale investments	$1,314,513	$—	$(2,332)	$1,312,181

Carrying
Amount

Available-for-sale investments	$1,312,181
Cash on hand	10,789
Investment in foundries	20,398

Total	$1,343,368

Reported as:
Cash and cash equivalents	$463,795
Short-term investments	859,175
Investment in foundries	20,398

Total	$1,343,368

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the fair value and gross unrealized losses of our available-for-sale investments aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at January 1, 2006:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Money market funds	$300,833	$—	$—	$—	$300,833	$—
Commercial paper	284,455	—	—	—	284,455	—
U.S. government agency	378,914	(1,449)	204,747	(2,242)	583,661	(3,691)
Municipal notes/bonds	107,628	(171)	19,146	(48)	126,774	(219)
Corporate notes/bonds	18,754	(96)	39,957	(226)	58,711	(322)
Auction instruments	162,074	(1)	145,965	—	308,039	(1)

Total	$1,252,658	$(1,717)	$409,815	$(2,516)	$1,662,473	$(4,233)

The unrealized losses were primarily caused by interest rate increases.

Gross realized gains and losses on sales of available-for-sale securities during the years ended January 1, 2006, January 2, 2005 and December 28, 2003 were immaterial.

Debt securities at January 1, 2006 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

		Estimated
	Cost	Fair Value

Short-term investments:
Due in one year or less	$251,167	$250,975
Due after one year through five years	688,704	684,662

Total	$939,871	$935,637

Allowance for Doubtful Accounts.  The activity in the allowance for doubtful accounts was as follows (in thousands):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End of
	of Period	Expenses	(Write-Offs)	Period

For the year ended:
December 28, 2003	$4,563	1,400	(1,081)	$4,882
January 2, 2005	$4,882	4,581	(1,001)	$8,462
January 1, 2006	$8,462	376	(788)	$8,050

Inventories.  Inventories were as follows (in thousands):

	January 1,	January 2,
	2006	2005

Raw material	$99,006	$53,681
Work-in-process	61,900	23,508
Finished goods	170,678	119,233

Total inventories	$331,584	$196,422

Notes to Consolidated Financial Statements — (Continued)

In 2005, 2004 and 2003, the Company sold $12.4 million, $10.2 million and $16.3 million, respectively, of inventory that had been fully written-off in previous periods.

Property and Equipment.  Property and equipment consisted of the following (in thousands):

	January 1,	January 2,
	2006	2005

Machinery and equipment	$318,336	$213,043
Software	35,990	29,229
Furniture and fixtures	1,682	2,781
Leasehold improvements	8,881	8,958

Property and equipment, at cost	364,889	254,011
Accumulated depreciation and amortization	(153,797)	(106,780)

Property and equipment, net	$211,092	$147,231

Depreciation expense of property, plant and equipment totaled $63.1 million, $38.1 million and $22.7 million in fiscal 2005, 2004 and 2003, respectively. Amortization expense of intangible assets and totaled $2.7 million, $0.8 million and $0.3 million in 2005, 2004 and 2003, respectively.

Warranties.  Liability for warranty expense is included in other accrued liabilities in the accompanying consolidated balance sheets and the activity was as follows (in thousands):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs of		End of
	of Period	Revenue	(Usage)	Period

For the year ended:
December 28, 2003	$3,472	5,694	(5,472)	$3,694
January 2, 2005	$3,694	14,790	(7,104)	$11,380
January 1, 2006	$11,380	6,033	(6,156)	$11,257

Subordinated Notes.  On December 24, 2001, the Company completed a private placement of $125.0 million of 4 1/2% Convertible Subordinated Notes due 2006 (the Notes), and on January 10, 2002 the Company sold an additional $25.0 million of Notes. The Notes provided for semi-annual interest payments of $3.4 million each on May 15 and November 15. The Notes were converted into approximately 16.3 million shares of the Company’s common stock on November 17, 2004. The Company amortized $2.6 million and $0.9 million of debt issuance costs in 2004 and 2003, respectively, as a component of other income (loss) in the accompanying consolidated income statements.

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of the accumulated gains and losses on available-for-sale marketable securities, net of taxes, for all periods presented (in thousands):

	January 1,	January 2,
	2006	2005

Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$(4,233)	$(2,332)
Available-for-sale investments in foundries	(383)	457
Foreign currency translation	7,251	20,768

Total accumulated other comprehensive income	$2,635	$18,893

The amount of income tax expense allocated to unrealized gain on available-for-sale securities was immaterial at January 1, 2006 and January 2, 2005, respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 3:	Compensation and Benefits

Stock Based Compensation.  FAS 123R will require the Company to change its method of accounting for share based compensation, by recognizing the fair value of share based compensation as an expense in its consolidated financial statements, beginning in January 2006. Until such date, as permitted by FAS 148, the Company is accounting for employee stock based compensation using the intrinsic value method and accordingly, no expense has been recognized for options granted to employees or directors under the plans as the grant exercise price is set at the fair market value of the stock on the day of grant. The Company accounts for its employee purchase plan following the guidance provided by APB 25, which considers certain qualified stock purchase plan as non-compensatory and accordingly, the Company has not recognized any expense for the discount on the fair market value of the shares of stock sold under the Company’s employee stock purchase plan. The discount is applied to the fair market value of the shares either at the beginning or the end of the purchase period, whichever is lower.

During the fourth quarter of 2005, the Company considered the guidance provided by the Securities and Exchange Commission in SAB 107 and reviewed both the actual volatility in the trading market for its common stock and the implied volatility of tradable forward call options to purchase shares of its common stock as part of its efforts to make a thorough and accurate estimate of expected volatility utilized in the estimate of fair value of valuing share based compensation. Based on such review, the Company determined the volatility factor it used to estimate the fair value of stock based compensation awarded during the fourth quarter of the year ended January 1, 2006 to be based on implied forward volatilities. Prior to this change, the Company estimated future volatility based on historical and implied stock volatility. Estimated volatility is one of the inputs used in the Black-Scholes-Merton model currently used by the Company to make a reasonable estimate of the fair value of options granted under the Company’s stock plans and the rights to purchase shares under the Company’s employee stock purchase plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions for grants made in 2005, 2004 and 2003, respectively:

	Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

Dividend yield	None	None	None
Expected volatility	0.52	0.92	0.95
Risk free interest rate	3.94%	3.07%	3.39%
Expected lives	4.5 years	5 years	5 years

The weighted-average fair value of options granted during the year was $13.03, $22.64 and $8.71 for 2005, 2004 and 2003, respectively.

The fair value of issuance under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model, with the following weighted-average assumptions for issuances made in 2005, 2004 and 2003, respectively:

	Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

Dividend yield	None	None	None
Expected volatility	0.47	0.57	0.57
Risk free interest rate	2.69%	2.69%	2.94%
Expected lives	1/2 year	1/2 year	1/2 year

The weighted-average fair value of employee stock purchases for the year was $7.60, $8.12 and $3.36 for 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements — (Continued)

1995 Stock Option Plan and 1995 Non-Employee Directors Stock Option Plan.   Both of these plans terminated on May 27, 2005, and no further option grants will be made under the plans after that date. However, options which were outstanding under these plans on May 27, 2005 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of employment or service with the Company. As of January 1, 2006, options granted, net of cancellations, was 38,716,989 shares and 1,616,000 shares under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan, respectively. Outstanding options under the 1995 Stock Option Plan have exercise prices ranging from $1.64 to $69.75 per share, and outstanding options under the 1995 Non-Employee Directors Stock Option Plan had exercise prices ranging from $6.22 to $35.03 per share.

Special Stock Option Plan.  This plan expired on May 27, 2005. No options were ever granted under this plan.

2005 Stock Incentive Plan.   5,700,000 shares of the Company’s common stock have been reserved for issuance under this plan. The share reserve may increase by up to an additional 10,000,000 shares to the extent that outstanding options under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan expire or terminate unexercised. The shares may be issued under the plan pursuant to three separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, (ii) the stock issuance program under which shares may be awarded to such individuals through restricted stock or restricted stock unit awards or as a stock bonus for services rendered the Company and (iii) an automatic grant program for the non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. Grants and awards under the discretionary grant and stock issuance programs will generally vest incrementally over a four-year period of continued service, and the grants under the automatic grant program will vest in accordance with the specific vesting provisions set forth in that program. As of January 1, 2006, options granted, net of cancellations, under the plan was 1,558,625 shares with exercise prices ranging from $23.76 to $64.20, and restricted stock units covering an additional 105,188 shares were also outstanding.

Notes to Consolidated Financial Statements — (Continued)

A summary of activity under all stock incentive plans follows (shares in thousands):

	Total Available		Weighted
	for Future	Total	Average
	Grant/Issuance	Outstanding	Exercise Price

Balance at December 29, 2002	15,462	19,262	$10.69

Granted	(6,088)	6,088	$11.76
Automatic share increase	6,307	—	—
Exercised	—	(5,472)	$9.45
Canceled	481	(481)	$17.13

Balance at December 28, 2003	16,162	19,397	$11.21

Granted	(6,617)	6,617	$31.58
Automatic share increase	7,337	—	—
Exercised	—	(2,301)	$8.21
Canceled	1,057	(1,057)	$20.93

Balance at January 2, 2005	17,939	22,656	$17.02

Granted	(6,472)	6,472	$28.37
Automatic share increase	8,206	—	—
1995 Plan termination	(22,106)	—	—
Initial reserve under 2005 plan	5,700	—	—
Exercised	—	(7,937)	$13.75
Canceled	1,157	(767)	$24.37

Balance at January 1, 2006	4,424	20,424	$21.57

At January 1, 2006, options outstanding were as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding as of	Average	Weighted	Exercisable as of	Weighted
Range of Exercise	January 1,	Remaining	Average	January 1,	Average
Prices	2006	Contractual Life	Exercise Price	2006	Exercise Price

$ 1.64 - $ 6.41	3,116,635	5.11	$5.22	2,857,492	$5.12
$ 6.45 - $ 8.87	3,097,417	6.96	$8.73	1,684,816	$8.71
$ 8.93 - $17.19	1,223,369	5.00	$15.40	1,167,652	$15.57
$17.22 - $22.90	1,972,277	6.04	$19.31	1,412,866	$18.88
$22.95 - $28.09	5,438,073	8.81	$24.47	113,066	$25.67
$28.18 - $34.72	4,033,374	7.93	$34.20	1,444,981	$33.91
$35.03 - $44.32	659,823	6.41	$39.71	204,080	$37.07
$44.79 - $69.75	777,880	6.47	$52.56	111,250	$54.81

$ 1.64 - $69.75	20,318,848	7.12	$21.57	8,996,203	$15.53

1995 and 2005 Employee Stock Purchase Plans.  The 2005 Employee Stock Purchase Plan was approved by the stockholders on May 27, 2005 as the successor to the Company’s 1995 Employee Stock Purchase Plan. The final offering period under the 1995 plan ended on July 29, 2005, and the first offering period under the 2005 plan began on August 1, 2005. Both plans consist of two components: a component for employees residing in the United States and an international component for employees who are non-U.S. residents. 7,382,594 shares were reserved for issuance under the 1995 plan, and 5,000,000 shares are reserved for issuance under the 2005 plan. Each plan allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period

Notes to Consolidated Financial Statements — (Continued)

at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. As of the end of the fiscal year ended January 1, 2006, 4,034,858 shares had been issued under the 1995 plan, and no shares had been issued under the 2005 plan.

Retirement Plan.  The Company maintains a tax-deferred savings plan, the SanDisk 401(k) Plan, for the benefit of qualified employees. Qualified employees may elect to make contributions to the plan on a monthly basis. The Company may make annual contributions to the plan at the discretion of the Company’s Board of Directors. The Company contributed $1.8 million, $1.6 million and $1.2 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

Deferred Compensation.  In 2005, the Company recorded deferred compensation related to the issuance of restricted stock units. In 2004, the Company recorded deferred compensation as a part of its purchase price allocation relating to an immaterial business acquisition.

Note 4:	Concentrations of Risk and Segment Information

Geographic Information and Major Customers.  The Company markets and sells its products in the United States and in foreign countries through its sales personnel, dealers, distributors, retailers and its subsidiaries. The Company’s chief decision maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Since the Company operates in one segment, all financial segment information can be found in the accompanying consolidated financial statements.

Other than sales in North America, Japan and Europe, Middle East and Africa (EMEA), international sales were not material individually in any other international locality. Intercompany sales between geographic areas have been eliminated.

Information regarding geographic areas for fiscal years 2005, 2004 and 2003 are as follows (in thousands):

	Years Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

Revenues:
North America	$1,058,234	$771,659	$417,869
Japan	138,507	191,686	184,195
EMEA	500,998	420,645	232,080
Other foreign countries	608,330	393,065	245,657

Total	$2,306,069	$1,777,055	$1,079,801

Long Lived Assets:
North America	$126,346	$86,024	$58,569
Japan	286,859	263,248	169,330
Israel	8,868	14,737	40,877
Other foreign countries	608	472	325

Total	$422,681	$364,481	$269,101

Revenues are attributed to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets, property plant and equipment, investment in foundry, and equity investments and attributes those investments to the locality of the investee’s primary operations.

Customer and Supplier Concentrations.  A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenues. Revenues from the Company’s top 10 customers or licensees accounted for approximately 50%, 55% and 48% of the Company’s revenues for the years ended January 1, 2006,

Notes to Consolidated Financial Statements — (Continued)

January 2, 2005 and December 28, 2003, respectively. Eight of the top ten customers or licensees for 2005, were also part of the Company’s top ten customers or licensees in 2004. Nine of the top ten customers or licensees for 2004 were also part of the Company’s top ten customers or licensees for 2003. In 2005, Best Buy accounted for 11% of the Company’s revenues; all other customers were less than 10% of the Company’s revenues. For 2004 and 2003, no single customer or licensee accounted for more than 10% of total revenues.

All of the Company’s flash memory card products require silicon wafers for the memory components and the controller components. The substantial majority of the Company’s memory wafers or components are currently supplied from Toshiba’s Yokkaichi Operations and to a lesser extent by Renesas and Samsung. The Company’s controller wafers are currently manufactured by Tower and UMC. The failure of any of these sources to deliver silicon could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, Toshiba’s employees that produce FlashVision’s and Flash Partners’ products are covered by collective bargaining agreements and any job action by those employees could interrupt the Company’s wafer supply from Toshiba’s Yokkaichi Operations.

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

Off Balance Sheet Risk.  The Company has off balance sheet financial obligations. See Note 5, “Off Balance Sheet Liabilities.”

Foreign Exchange Exposures.  The Company is exposed to foreign currency exchange rate risk inherent in sales, cost of sales, and assets and liabilities denominated in currencies other than the U.S. Dollar. In 2005, the Company used foreign currency forward contracts to mitigate the transaction gains and losses generated by these assets and liabilities denominated in currencies other than the U.S. dollar. The Company did not use foreign currency forward contracts in fiscal 2004 and fiscal 2003. See Note 5, “Contractual Obligations and Off Balance Sheet Arrangements.”

The Company had net transaction gains (losses) of approximately $0.1 million, ($1.4) million and ($1.3) million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. These amounts are included in other income (loss), net, in the accompanying consolidated income statements.

Note 5:	Commitments, Litigation, Contingencies and Guarantees

Commitments

FlashVision.  The Company has a 49.9% ownership interest in FlashVision, a business venture with Toshiba Corporation, or Toshiba, formed in fiscal 2000 to purchase from Toshiba NAND flash memory products. FlashVision operates in two of Toshiba’s 200-millimeter wafer fabrication facilities, located in Yokkaichi, Japan.

Notes to Consolidated Financial Statements — (Continued)

The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase half of FlashVision’s NAND wafer supply. The Company cannot estimate the total amount of this commitment as of January 1, 2006, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of January 1, 2006, the Company had notes receivable from FlashVision of 7.3 billion Japanese yen, or approximately $62 million based upon the exchange rate at January 1, 2006. These notes are secured by the equipment purchased by FlashVision using the note proceeds.

Flash Partners.  The Company has a 49.9% ownership interest in Flash Partners, a business venture with Toshiba, formed in fiscal 2004 to purchase from Toshiba NAND flash memory products at a new 300-millimeter wafer fabrication facility, Fab 3, at Toshiba’s Yokkaichi operations. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase half of Flash Partners’ NAND wafer supply. The Company cannot estimate the total amount of this commitment as of January 1, 2006, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

In February 2006, the Company and Toshiba committed to expand Flash Partners’ capacity to 70,000 wafer starts per month. The Company currently estimates the total equipment funding obligation at the 70,000 wafer starts per month level to be approximately 365.0 billion Japanese yen, or approximately $3.1 billion based upon the exchange rate at January 1, 2006. Of this amount, the Company is obligated to fund 182.5 billion Japanese yen, or approximately $1.5 billion based upon the exchange rate at January 1, 2006, of which as of January 1, 2006, approximately $1.0 billion was left to fund.

As of January 1, 2006, Flash Partners had utilized an operating lease facility of 50.0 billion Japanese yen, or approximately $424 million based on the exchange rate at January 1, 2006, to partially fund Fab 3 equipment. As of January 1, 2006, the Company’s guarantee of the Flash Partners’ operating lease obligation, net of accumulated lease payments, was approximately 24.0 billion Japanese yen, or approximately $203 million based upon the exchange rate at January 1, 2006. In December 2005, Flash Partners secured an additional lease facility of 35.0 billion Japanese yen, or approximately $297 million based upon the exchange rate at January 1, 2006. The Company guaranteed on an unsecured and several basis 50% of the draw downs under this facility. As of January 1, 2006, no draw downs had been made, however the entire amount was drawn down in January 2006. The Company’s maximum exposure under the guarantee is 17.5 billion Japanese yen, or approximately $148 million based upon the exchange rate at January 1, 2006. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be obligated to guarantee in whole or in part. See “Off Balance Sheet Liabilities” below.

As a part of the FlashVision and Flash Partners venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. In fiscal 2004, the Company and Toshiba increased the maximum quarterly amounts the Company may be required to pay under these agreements and clarified the allocation methodologies for direct research and development costs. As of January 1, 2006, the Company had accrued liabilities related to these expenses of $4.2 million.

Toshiba Foundry.  The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of this agreement, the Company is required to provide Toshiba with a purchase order commitment based on a six-month rolling forecast.

Business Ventures and Foundry Arrangement with Toshiba.  Purchase orders placed under the Toshiba ventures and foundry arrangement with Toshiba relating to the first three months of the six-month forecast are

Notes to Consolidated Financial Statements — (Continued)

binding and cannot be canceled. At January 1, 2006, the Company had approximately $116.2 million of noncancelable purchase orders for flash memory wafers outstanding to FlashVision, Flash Partners and Toshiba.

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

Off Balance Sheet Liabilities

FlashVision.  FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese yen, or approximately $321 million based upon the exchange rate at January 1, 2006, in May 2002 with Mizuho Leasing, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of January 1, 2006, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 8.8 billion Japanese yen, or approximately $75 million based upon the exchange rate at January 1, 2006.

Flash Partners.  As described in “Commitments — Flash Partners” above, Flash Partners intends to sell and lease-back from a consortium of financial institutions a portion of its tools and has entered into two equipment lease agreements as described below.

•	In December 2004, Flash Partners entered into a master lease agreement with certain financial institutions providing for up to 50.0 billion Japanese yen, or approximately $424 million based upon the exchange rate at January 1, 2006, of original lease obligations. As of January 1, 2006, Flash Partners had drawn down this entire master lease facility. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under the master lease agreement. Lease payments are due quarterly and will be completed in stages through 2010. At the end of the lease term, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and other customary terms to protect the leased assets. The master lease agreement contains customary events of default for a Japanese lease facility and is an exhibit to this report. That agreement should be read carefully in its entirety for a comprehensive understanding of its terms and the nature of the obligations the Company guaranteed.

•	In December 2005, Flash Partners entered into a second master lease agreement with certain financial institutions providing up to 35.0 billion Japanese yen, or approximately $297 million based upon the exchange rate at January 1, 2006, of original lease obligations. There were no amounts outstanding under this lease agreement at the end of fiscal 2005; however the entire amount was drawn down in January 2006. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations

Notes to Consolidated Financial Statements — (Continued)

under this master lease agreement. Lease payments are due quarterly and will be completed in 2011. At the end of the lease term, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and other customary terms to protect the leased assets. The master lease agreement contains customary events of default for a Japanese lease facility and is an exhibit to this report. That agreement should be read carefully in its entirety for a comprehensive understanding of its terms and the nature of the obligations the Company guaranteed.

In addition, Flash Partners expects to secure additional equipment lease facilities over time.

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of January 1, 2006, no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of January 1, 2006 or January 2, 2005, as this liability is not reasonably estimable even though liability under these agreements is not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Partners for, environmental remediation costs or liability resulting from Flash Partners’ manufacturing operations in certain circumstances. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Partners infringe third-party patents. In 2004, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facility in which Flash Partners operations are located to establish a baseline for evaluating future environmental conditions. The Company has not made any indemnification payments under any such agreements and as of January 1, 2006, no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

See also “Off Balance Sheet Liabilities” above regarding Flash Partner equipment lease facilities.

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

From time to time the Company agrees to indemnify certain of its suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys’ fees. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third-party claims for patent infringement are excluded from coverage under the Company’s insurance policies. Any future obligation to indemnify the Company’s customers or suppliers may have a material adverse effect on the Company’s business, financial condition and results of operations.

Legal Proceedings

On or about August 3, 2001, the Lemelson Medical, Education & Research Foundation, or Lemelson Foundation, filed a complaint for patent infringement against the Company and four other defendants. The suit, captioned Lemelson Medical, Education, & Research Foundation, Limited Partnership vs. Broadcom Corporation, et al., Civil Case No. CIV01 1440PHX HRH, was filed in the United States District Court, District of Arizona. On November 13, 2001, the Lemelson Foundation filed an amended complaint, which made the same substantive allegations against the Company but named more than twenty five additional defendants. The amended complaint alleges that the Company, and the other defendants, have infringed patents held by the Lemelson Foundation pertaining to bar code scanning technology. By its complaint, the Lemelson Foundation requests that the Company be enjoined from its allegedly infringing activities and seeks unspecified damages. The case as to the Company was stayed pending the outcome of litigation in the District Court of Nevada related to the same Lemelson bar code scanning patents asserted against the Company. In early 2004, the Nevada Court ruled that the Lemelson bar code patents (as well as other Lemelson patents) were invalid, not infringed and unenforceable. The Nevada Court’s findings were thereafter affirmed by the Federal Circuit. Based on the Federal Circuit’s affirmance, the Lemelson Foundation moved to dismiss with prejudice all claims against the Company, and that request for dismissal has been granted.

On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. The court granted summary judgment of non-infringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of SanDisk, vacating the judgment of non-infringement and remanding the case back to district court.

Notes to Consolidated Financial Statements — (Continued)

On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ’601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ’601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ’601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ’222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringed U.S. Patent Nos. 6,026,002 (the ’002 patent); 5,041,894 (the ’894 patent); and 6,226,219 (the ’219 patent), and omitting the ’601 and ’222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ’002, ’894, and ’219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ’002, ’894 and ’219 patents are unenforceable.

On October 2, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The suit, captioned Philippe de Vries, Julia Frances Dunbar De Vries Trust, et al., v. Tower Semiconductor Ltd., et al., Civil Case No. 03 CV 4999, was filed against Tower and a number of its shareholders and directors, including the Company and Dr. Harari, who is a Tower board member, and asserts claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a 9 promulgated there under. The lawsuit alleges that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including the Company. The plaintiffs are seeking unspecified damages and attorneys’ and experts’ fees and expenses. On August 19, 2004, the court granted the Company and the other defendants’ motion to dismiss the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit.

On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which is pending court approval.

On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379JF. The complaint alleges that STMicro’s products infringe one of the Company’s U.S. patents and seeks damages and an injunction. The complaint further seeks a declaratory judgment that the Company does not infringe several of STMicro’s U.S. patents. By order dated January 4, 2005, the court stayed the Company’s claim that STMicro infringes its patent pending an outcome in the ITC investigation initiated on November 15, 2004 (discussed below). On January 20, 2005, the court issued an order granting STMicro’s motion to dismiss the declaratory judgment causes of action. The Company has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The remainder of the case, including the Company’s infringement claim against STMicro, is stayed pending the outcome of the appeal.

On February 4, 2005, STMicro filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4 05CV44, and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4 05CV45, respectively. The complaints seek damages and injunctions against unspecified SanDisk products. On April 22,

Notes to Consolidated Financial Statements — (Continued)

2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. in the Civil Case 4-05CV45 proceeding. The counterclaims seek damages and injunctive relief against STMicroelectronics N.V. and STMicroelectronics, Inc. flash memory products.

On October 15, 2004, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission, naming STMicroelectronics N.V. and STMicroelectronics, Inc. (“STMicro”) as respondents. In the complaint, the Company alleges that STMicro’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ’338 patent), and seek an order excluding their products from importation into the United States. In the complaint, the Company alleges that STMicro’s NAND flash memory infringes the ’338 patent and seeks an order excluding their products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. Section 1337 against STMicro in response to the Company’s complaint. A hearing was held from August 1-8, 2005. On October 19, 2005, the Administrative Law Judge issued an initial determination confirming the validity and enforceability of the Company’s United States Patent 5,172,338 (the ’338 patent) by rejecting STMicro’s claims that the patent was invalidated by prior art. The initial determination, however, found that STMicro’s NAND flash memory chips did not infringe three claims of the ’338 patent. On October 31, 2005, the Company filed a petition with the International Trade Commission to review and reverse the finding of non-infringement. Also, on October 31, 2005, STMicro filed a petition for review with the International Trade Commission to review and reverse the finding that the patent was valid and enforceable. On December 6, 2005, the ITC issued its decision. The ITC declined to review the finding of non-infringement, and, after reviewing the finding of validity, declined to take any position on the issue of validity. The Company is appealing the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit.

On October 14, 2005, STMicroelectronics, Inc. filed a complaint against the Company and the Company’s CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216. The complaint alleges that STMicroelectronics,Inc., as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment of certain inventions and patents conceived of by Harari as well as damages in an unspecified amount. On November 15, 2005, Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On November 23, 2005, Harari and the Company filed counterclaims, asserting the Company’s (i.e. SanDisk’s) ownership of the patents and applications raised in the complaint. On December 13, 2005, STMicroelectronics, Inc. filed a motion to remand the case back to the Superior Court of Alameda County. That motion remains pending.

On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against STMicroelectronics, Inc. and STMicroelectronics, NV (“STMicro”) (Case No. C0505021 JF). In the suit, the Company seeks damages and injunctions against STMicro from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517. The case is presently stayed, pending the termination of the ITC investigation instituted February 8, 2006, discussed below.

On January 11, 2006, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against STMicro (Case No.C06-00194 JF). In the suit, the Company seeks damages and injunctions against STMicro from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 6,542,956. The case is presently stayed, pending the termination of the ITC investigation instituted February 8, 2006, discussed below.

On January 10, 2006, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the ITC, naming STMicro as respondents. In the complaint, the Company alleges that: (i) STMicro’s NOR flash memory infringes the ’338 patent; (ii) STMicro’s NAND flash memory infringes U.S. Patent No. 6,542,956; and (iii) STMicro’s NOR flash memory and NAND flash memory infringe U.S. Patent No. 5,991,517. The complaint seeks an order

Notes to Consolidated Financial Statements — (Continued)

excluding STMicro’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on the Company’s complaint, on February 8, 2006.

On or about July 15, 2005, Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., (“Sisvel”) filed suit against the Company and others in the district court of the Netherlands in The Hague in a case captioned Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A. adverse to SanDisk International Sales, Moduslink B.V. and UPS SCS (Nederland) B.V., Case No. 999.131.1804. Sisvel alleges that certain of the Company’s MP3 products infringe three European patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly indicated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. The Company has submitted pleadings asking the court to strike Sisvel’s pleadings as legally insufficient and seeking other procedural relief. The court is still addressing these procedural matters and the Company will not be required to answer on the substance of Sisvel’s claim until April 2006 at the earliest.

In a related action, on February 21, 2006, the Company filed an action in the English High Court, Chancery Division, Patents Court, in London, against the owners of the patents Sisvel has asserted against the Company. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), and Institut für Rundfunktechnik GmbH (a German corporation), Case No. HC06 C 00615. In this action, the Company seeks a declaration that the patents asserted by Sisvel (as well as other patents owned by Philips and the other defendants) are invalid because they fail to properly claim anything new within the meaning of the European Patent Convention and because certain of them fail to comply with other requirements of the Convention. The defendants in that case are required to appear and announce their intention to defend on or about March 7, 2006. The defendants’ formal defense will be due in early April 2006.

In another related action, on March 9, 2006, the Company filed an action in the English High Court, Chancery Division, Patents Court, in London, against Sisvel and the owners of the patents Sisvel has asserted against the Company in the Netherlands. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), Institut für Rundfunktechnik GmbH (a German corporation) and Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., Case No. HC06C00835. In this action, the Company seeks a declaration of non-infringement of the patents asserted by Sisvel in connection with SanDisk’s MP3 products. The Company also seeks a declaration that the patents are not “essential” to the technology of MP3 players, as Sisvel presently contends in the case filed in the Netherlands. The defendants are required to appear and announce their intention to defend at the end of March, 2006. The defendants’ formal defense will be due in early May 2006.

On or about January 12, 2006, the Company was served with a complaint in an action filed by SoftVault Systems, Inc. in the United States District Court for the Eastern District of Texas. The case is SoftVault Systems, Inc. v. Yahoo! Inc., Microsoft Corporation, Napster, Inc., Creative Labs, Inc., Dell USA LP, Gateway, Inc., iriver America, Inc., Samsung Electronics America, Inc., Toshiba America Consumer Products, L.L.C., Digital Networks North America, Inc., Palm, Inc., Audiovox Corporation, SanDisk Corporation, and Thomson Inc., Case No. 2:06-cv-00017-LED. SoftVault accuses the Company, and others, of infringing its patents through the use of Microsoft’s Windows Digital Rights Management technology. The Company is reviewing the matter and preparing its answer. The Company intends to vigorously defend against this action.

Contingencies

Lee and Li Settlement.  Effective as of November 14, 2003, the Company and Lee and Li entered into a Settlement and General Release Agreement, or Settlement Agreement, concerning UMC shares embezzled by a former employee of that firm. Pursuant to the Settlement Agreement, the Company received a cash payment of $20.0 million at the time of signing. In addition, Lee and Li agreed to pay the Company $45.0 million (inclusive of interest $47.9 million) over four years in sixteen quarterly installments. Of this amount $11.3 million was classified

Notes to Consolidated Financial Statements — (Continued)

as current other assets at January 1, 2006 and January 2, 2005, and $11.3 million and $22.5 million was classified as non-current other assets in the accompanying consolidated balance sheets as of January 1, 2006 and January 2, 2005, respectively. These amounts are secured by irrevocable standby letters of credit issued by the International Commercial Bank of China, or ICBC. Further, Lee and Li extended a credit to the Company in the amount of $18.3 million to be applied against future legal services provided by Lee and Li and to be spread equally over 18 years. This amount was reduced by $6.2 million as a result of a recovery from a third party brokerage firm in 2004. As a result of the recovery, the credit has been reduced to approximately $12 million to be spread equally over approximately 12 years. If any of the stolen assets are recovered, the net amount after recovery of expenses will be split between the Company and Lee and Li, in specified proportions until the Company receives a maximum amount of $106.6 million, including all amounts described above.

Contractual Obligations and Off Balance Sheet Arrangements

The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at January 1, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

						More Than 5
				2 - 3 Years	3 - 5 Years	Years
			Less Than	(Fiscal 2007	(Fiscal 2009	(Beyond
	Total		1 Year	and 2008)	and 2010)	Fiscal 2011)

Contractual Obligations:
Operating leases(1)	$4,095		$2,758	$1,147	$190	$—
FlashVision, fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	303,559		98,966	135,713	66,536	2,344
Flash Partners fabrication capacity expansion and start-up costs, and reimbursement for certain other costs including depreciation(2)	1,756,798		734,725	481,137	351,176	189,760
Toshiba research and development	104,483		36,483	68,000	—	—
Capital equipment purchases commitments	62,548		62,548	—	—	—
Operating expense commitments	67,998		67,998	—	—	—
Noncancelable production purchase commitments(3)	356,594	(4)	356,594	—	—	—

Total contractual cash obligations	$2,656,075		$1,360,072	$685,997	$417,902	$192,104

As of
January 1,
2006

Off Balance Sheet Arrangements:
Indemnification of FlashVision foundry equipment lease(5)	$75,048
Guarantee of Flash Partners lease(2)(6)	$203,207

Notes to Consolidated Financial Statements — (Continued)

(1)	In January 2006, the Company incurred additional property lease obligations related to its lease of 3 buildings in Milpitas, California and from its acquisition of Matrix Semiconductor, Inc. The Company’s additional property lease obligation subsequent to January 1, 2006 will be $2.7 million, $9.5 million, $10.3 million and $17.2 million for less than 1 year, 2-3 years, 3-5 years and over 5 years, respectively. See Note 12, “Subsequent Events.”

(2)	In January 2006, Flash Partners drew down the entire December 2005 lease facility which resulted in an increase of the Company’s guarantee of 17.5 billion Japanese yen, or approximately $148 million based upon the exchange rate at January 1, 2006. Lease payments are due quarterly and will be completed in 2011. The Company’s additional lease commitment related to this lease will be $28.2 million, $43.1 million, $41.6 million and $35.5 million for less than 1 year, 2-3 years, 3-5 years and over 5 years, respectively. See Note 12, “Subsequent Events.”

(3)	Includes Toshiba foundries, FlashVision, Flash Partners, related parties vendors and other silicon sources vendors purchase commitments.

(4)	Amounts are denominated in Japanese yen, are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at January 1, 2006.

(5)	The Company’s contingent indemnification obligation is 8.8 billion Japanese yen, or approximately $75 million based upon the exchange rate at January 1, 2006.

(6)	The Company’s guarantee obligation, net of cumulative lease payments, is 24.0 billion Japanese yen, or approximately $203 million based upon the exchange rate at January 1, 2006.

The Company leases its headquarters and sales offices under operating leases that expire at various dates from 2006 through 2010. Future minimum lease payments under real estate operating leases at January 1, 2006 were as follows (in thousands):

Fiscal Year Ending:
2006	$2,422
2007	653
2008	211
2009	117
2010	61

Total	$3,464

The Company’s objective for holding derivatives is to minimize the material risks associated with non-functional currency transactions and does not enter into derivatives for speculative or trading purposes. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in fair value recorded in other income (expense). The Company had foreign currency exchange contract lines available in the amount of $1.18 billion at January 1, 2006 to enter into foreign currency forward contracts. As of January 1, 2006, the Company had foreign currency forward contracts in place with a notional amount of 3.95 billion Japanese yen, or approximately $34 million based upon the exchange rate at January 1, 2006. The fair value of these foreign currency forward contracts as of January 1, 2006 were immaterial. The realized gains and losses on foreign currency forward contracts for the fiscal year ended January 1, 2006 was immaterial.

Notes to Consolidated Financial Statements — (Continued)

Note 6:	Income Taxes

The provision for income taxes consists of the following (in thousands):

	January 1,	January 2,	December 28,
	2006	2005	2003

Current:
Federal	$159,147	$138,558	$96,399
State	24,592	13,731	19,296
Foreign	32,323	25,336	15,025

	216,062	177,625	130,720
Deferred:
Federal	15,663	(20,963)	(50,467)
State	(3,413)	(78)	(7,231)
Foreign	(1,389)	—	—

	10,861	(21,041)	(57,698)

Provision for income taxes	$226,923	$156,584	$73,022

Income before provision for income taxes consisted of the following (in thousands):

	January 1,	January 2,	December 28,
	2006	2005	2003

United States	$500,727	$414,968	$247,953
International	112,580	8,232	(6,072)

Total	$613,307	$423,200	$241,881

The tax benefits associated with the exercise of stock options reduced taxes payable by $95.6 million in 2005 and reduced taxes payable by $17.9 million in 2004. Such benefits are credited to capital in excess of par value when realized.

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

	January 1,	January 2,	December 28,
	2006	2005	2003

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.2	2.1	3.2
Utilization of credits	(0.1)	(0.2)	(0.5)
Reversal of tax benefit previously taken on UMC shares	—	—	13.8
Tax exempt interest income	(0.8)	(0.5)	(0.4)
Utilization of loss carryforward and change in valuation allowance	0.4	—	(19.3)
Other	0.3	0.6	(1.6)

	37.0%	37.0%	30.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes.

Notes to Consolidated Financial Statements — (Continued)

Significant components of the Company’s deferred tax assets as of January 1, 2006 and January 2, 2005 were as follows (in thousands):

	January 1,	January 2,
	2006	2005

Deferred tax assets:
Inventory valuation	$2,000	$15,800
Deferred revenue recognized for tax purposes	51,000	38,400
Accruals and reserves not currently deductible	56,600	51,300
Fixed assets	15,500	4,700
Unrealized loss on permanent impairment of investment in foundries	20,400	16,600
Other	5,200	1,200

Subtotal: Deferred tax assets	$150,700	$128,000
Valuation allowance for deferred tax assets	(14,900)	(12,300)

Total deferred tax assets	$135,800	$115,700
Deferred tax liabilities:
Unrealized gain on sale of foundry shares	(19,500)	(29,100)
US taxes provided on unremitted earnings of foreign subsidiaries	(26,500)	(1,600)

Total: Deferred tax liabilities	(46,000)	(30,700)

Total net deferred tax assets	$89,800	$85,000

At January 1, 2006, a $14.9 million valuation allowance was provided based, more likely than not, on the Company’s inability to recognize a tax benefit from certain write downs on its investment in Tower. At January 2, 2005, a $12.3 million valuation allowance was provided based on the net deferred tax assets on the same investment.

During the current and prior years, the Company has not made a determination to permanently reinvest earnings of its foreign subsidiaries.

Note 7:	Strategic Investments

UMC.  The Company maintains an investment position in United Microelectronics Corporation, or UMC, one of its suppliers of wafers for its controller components, on the cost basis of accounting. As of January 1, 2006, the Company owned 24.5 million UMC shares with a cost basis of $13.4 million and a fair market value of $13.9 million.

Tower Semiconductor.  The Company owns approximately 15% of the outstanding shares of Tower Semiconductor Ltd., or Tower, one of its suppliers of wafers for its controller components. The Company has sourced controller wafers from Tower since the third quarter of fiscal 2003. As of January 1, 2006, the Company owned approximately 10.2 million Tower shares with a carrying value and market value of $12.9 million and $14.8 million, respectively, a warrant to purchase 0.4 million Tower ordinary shares at an exercise price of $7.50 per share, with a carrying value of zero and Tower prepaid wafer credits with a carrying value of zero. In fiscal 2005, the Company recorded an unrealized loss of $1.1 million through OCI on its Tower investment to bring the carrying value of the Tower shares to market value. In December 2005, the Company invested $3.5 million in a Tower convertible debenture offering. Conversion is not restricted. See Note 10, “Related Parties — Tower.”

U3, LLC.  In the first quarter of fiscal 2005, the Company entered into an agreement with M-Systems, Inc., or M-Systems, under which they formed U3, LLC. U3, LLC was founded to develop a platform for which software developers can transform USB drives from a simple mass storage device to a platform for on-the-go computing. The Company and M-Systems each own 50% of U3, LLC. The Company is entitled to half of any residual gains. However, as the Company will provide greater than 50% of the U3, LLC financial support, it would receive more

Notes to Consolidated Financial Statements — (Continued)

than half of any residual losses with respect to the U3, LLC entity. As a result, U3, LLC is considered a variable interest entity and the Company is the primary beneficiary. The Company has consolidated the statement of financial position and the results of operations for the year ended January 1, 2006. The Company’s total investment in U3 as of January 1, 2006 was $2.8 million.

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

Note 9:	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	FY 2005	FY 2004	FY 2003

Numerator:
Numerator for basic net income per share:
Net income	$386,384	$266,616	$168,859

Denominator for basic net income per share: Weighted average common shares outstanding	183,008	164,065	144,781

Basic net income per share	$2.11	$1.63	$1.17

Numerator for diluted net income per share:
Net income	$386,384	$266,616	$168,859
Tax-effected interest and bond amortization expenses attributable to the notes	—	5,368	5,469

Net income for diluted income per share	$386,384	$271,984	$174,328

Denominator for diluted net income per share:
Weighted average common shares	183,008	164,065	144,781
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock, restricted stock units and warrants (assuming proceeds would be used to purchase common stock)	10,008	10,406	10,559
Conversion of the Notes	—	14,366	16,276

Shares used in computing diluted net income per share	193,016	188,837	171,616

Diluted net income per share	$2.00	$1.44	$1.02

Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include the dilutive effects of stock options, warrants, and convertible securities. Options and warrants to purchase 97,753, 6,140,781 and 1,253,457 shares of common stock were outstanding during 2005, 2004

Notes to Consolidated Financial Statements — (Continued)

and 2003, respectively, but have been omitted from the diluted earnings per share calculation because the options’ exercise price was greater than the average market price of the common shares and, therefore the effect would be antidilutive.

Note 10:	Related Parties

The Company owns approximately 15% of the outstanding shares of Tower, prepaid wafer credits issued by Tower convertible debt and a warrant to purchase Tower ordinary shares. The Company’s Chief Executive Officer is a member of the Tower board of directors. The Company paid Tower approximately $31.3 million and $28.4 million fiscal years ended January 1, 2006 and January  2, 2005, respectively, for the purchase of controller wafers and related non-recurring engineering, or NRE. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At January 1, 2006 and January 2, 2005, the Company had amounts payable to Tower of approximately $2.4 million and $7.6 million, respectively, related to the purchase of controller wafers and related NRE. See Note 7, “Strategic Investments — Tower Semiconductor.”

The former President and Chief Executive Officer of Flextronics International, Ltd., or Flextronics, has served on the Company’s Board of Directors since September 2003. For the years ended January 1, 2006 and January 2, 2005, the Company recorded revenues related to Flextronics and its affiliates of $25.3 million and $4.3 million, respectively, and at January 1, 2006 and January 2, 2005, the Company had amounts receivable from Flextronics and its affiliates of $12.5 million and $2.7 million, respectively. In addition, the Company paid Flextronics and its affiliates $40.2 million and $37.4 million for the years ended January 1, 2006 and January 2, 2005, respectively, for card assembly and testing which are ultimately reflected as a component of the Company’s cost of product revenues. At January 1, 2006 and January 2, 2005, the Company had amounts payable to Flextronics and its affiliates of approximately $5.4 million and $2.0 million, respectively, for these services.

The Company and M-Systems entered into an agreement to form U3, LLC, an entity to develop and market a next generation platform for universal serial bus flash drives. See Note 7, “Strategic Investments — U3, LLC.”

See also Note 11 for disclosures related to investments in Toshiba ventures.

Note 11:	Investment in Toshiba Ventures

Toshiba

The Company entered into agreements with Toshiba; under which FlashVision and Flash Partners were formed to purchase from Toshiba advanced NAND flash memory wafers (see also Note 5, “Commitments, Contingencies and Guarantees”). During fiscal 2005, the Company purchased approximately $39.1 million of capital equipment which is located in Toshiba’s Yokkaichi operations. In return, the Company will receive 100% of the output from this equipment. The Company purchased NAND flash memory wafers from FlashVision, Flash Partners and Toshiba, purchased capital equipment from FlashVision, made payments for shared research and development expenses, made loans to FlashVision and made investments in Flash Partners totaling approximately $571.7 million, $516.6 million and $223.5 million for the comparable periods of fiscal 2005, 2004 and 2003, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. At January  1, 2006 and January 2, 2005, the Company had accounts payable balances due to FlashVision of $23.0 million and $30.7 million, respectively, balances due to Flash Partners of $27.0 million and zero, respectively, and balances due to Toshiba of $11.7 million and $6.1 million, respectively. At January 1, 2006 and January 2, 2005, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $4.2 million and $5.5 million, respectively.

FlashVision

The Company owns 49.9% of FlashVision. The Company’s obligations with respect to FlashVision’s lease arrangement, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 5. The fair value of the Company’s loan to FlashVision approximates book value. FlashVision is a

Notes to Consolidated Financial Statements — (Continued)

variable interest entity and the Company is not the primary beneficiary of FlashVision because it is entitled to less than a majority of any residual gains and is obligated with respect to less than a majority of residual losses with respect to the venture.

The following is the summarized financial information for FlashVision at the Company’s fiscal years ended January 1, 2006 and January 2, 2005, respectively. FlashVision’s year-end is March 31, with quarters ending on March 31, June 30, September 30 and December 31 (in thousands).

	December 31,	December 31,
	2005	2004
	(Unaudited)

Current assets	$117,448	$148,354
Property, plant and equipment and other assets	455,855	516,909

Total assets	573,303	665,263
Current liabilities	125,882	222,017
Long-term liabilities	$124,616	$71,533

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with FlashVision was $298.1 and $326.0 million, as of January 1, 2006 and January 2, 2005, respectively. These amounts are comprised of the Company’s investments, notes receivable and contingent indemnification obligation. At January 1, 2006 and January 2, 2005, the Company’s consolidated retained earnings included approximately $2.1 million and $1.7 million, respectively, of undistributed earnings of FlashVision.

The following summarizes financial information for FlashVision for the Company’s fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively (in thousands).

	Twelve Months Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
	(Unaudited)

Net sales(1)	$528,487	$481,792	$272,507
Gross profit	$2,122	$2,553	$1,572
Net income	$1,438	$1,318	$296

(1)	Net sales represent sales to both the Company and Toshiba.

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

The following is the summarized financial information for Flash Partners at the Company’s fiscal years ended January 1, 2006 and January 2, 2005. The entity did not exist during the Company’s fiscal year ended December 28,

Notes to Consolidated Financial Statements — (Continued)

2003. Flash Partners’ year-end is March 31, with quarters ending on March 31, June 30, September 30 and December 31 (in thousands).

	December 31,	December 31,
	2005	2004
	(Unaudited)

Current assets	$255,961	$56,793
Property, plant and equipment and other assets	583,989	3,820

Total assets	839,950	60,613
Current liabilities	$755,647	$12,139

The Company’s maximum reasonably estimable loss exposure (other than lost profits) as a result of its involvement with Flash Partners was $245.3 million and $166.9 million as of January 1, 2006 and January 2, 2005, respectively. These amounts are comprised of the Company’s investments and guarantee of half of Flash Partners’ lease obligation.

The following summarizes financial information for Flash Partners for the Company’s year ended January 1, 2006 and January 2, 2005. The entity did not exist for the year ended December 28, 2003 and therefore no information is provided in this disclosure (in thousands).

	Twelve Months Ended
	January 1,	January 2,
	2006	2005(1)
	(Unaudited)

Net revenues	$266,977	$21,157
Gross loss	$(2,471)	$—
Net loss	$(675)	$(179)

(1)	Net revenues represent reimbursement of start up costs from both the Company and Toshiba.

Note 12:	Subsequent Events

On January 13, 2006, the Company completed its acquisition of Matrix Semiconductor, Inc., or Matrix, and acquired all of the outstanding stock of Matrix. The acquisition consideration was approximately $302 million, consisting of 3,722,591 shares of common stock and approximately 600,000 shares of equity incentives valued at approximately $282 million and $20.0 million of cash, respectively. Matrix has pioneered the development of 3-D one time programmable integrated circuits and will be integrated into the Company’s existing product lines. Acquisition will be accounted for under the purchase method. The purchase price allocation has not yet been finalized. As part of its acquisition of Matrix, the Company assumed the obligation of Matrix’s existing facility lease totaling approximately $21 million which will run through 2016.

In December 2005, Flash Partners entered into a master equipment lease agreement providing for up to 35.0 billion Japanese yen, or approximately $297 million based upon the exchange rate at January 1, 2006, of original lease obligations. There were no amounts outstanding under this master lease agreement at the end of fiscal 2005; however, the entire amount was drawn down in January 2006 and the Company provided a guarantee for 50% of the outstanding balances, or approximately $148 million based upon the exchange rate at January 1, 2006. See Note 5, “Contractual Obligations and Off Balance Sheet Arrangements.”

In January 2006, the Company executed a facility lease agreement for a new corporate office complex to be located in Milpitas, California. This new corporate facility will house the Company’s research and development, sales and marketing and general and administrative functions. The facility lease agreement runs through 2013 with the total obligation of approximately $19 million. See Note 5, “Contractual Obligations and Off Balance Sheet Arrangements.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION

By:	/s/ Judy Bruner
Executive Vice President, Administration,
Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial and Accounting Officer)

Dated: March 15, 2006

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

	Signature	Title	Date

By:	/s/ (Eli Harari) (Eli Harari)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

By:	/s/ (Judy Bruner) (Judy Bruner)	Executive Vice President, Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

By:	/s/ (Irwin Federman) (Irwin Federman)	Chairman of the Board, Director	March 15, 2006

By:	/s/ (Steven J. Gomo) (Steven J. Gomo)	Director	March 15, 2006

By:	/s/ (Eddy W. Hartenstein) (Eddy W. Hartenstein)	Director	March 15, 2006

By:	/s/ (Catherine Pierson Lego) (Catherine Pierson Lego)	Director	March 15, 2006

S-1

	Signature	Title	Date

By:	/s/ (Michael E. Marks) (Michael E. Marks)	Director	March 15, 2006

By:	/s/ (James D. Meindl) (James D. Meindl)	Director	March 15, 2006

By:	/s/ (Alan F. Shugart (Alan F. Shugart)	Director	March 15, 2006

S-2

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

3.1	Restated Certificate of Incorporation of the Registrant.(2)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(7)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(10)
3.4	Restated Bylaws of the Registrant, as amended to date.(**)
3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)
3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(19)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (7),(10)
4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(18)
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(2)
10.2	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
10.3	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)
10.4	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)
10.5	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(6)
10.6	SanDisk Corporation 1995 Stock Option Plan, as Amended and Restated January 2, 2002.(15), (*)
10.7	SanDisk Corporation 1995 Non-Employee Directors Stock Option Plan, as Amended and Restated as of January 2, 2004.(16), (*)
10.8	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(8)
10.9	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union bank of California, N.A.(8)
10.10	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(8)
10.11	Registration Rights Agreement, dated as of January 18, 2001, by and between Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation.(9)
10.12	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among Registrant, The Israel Corporation, Alliance Semiconductor Ltd. And Macronix International Co., Ltd.(9)
10.13	Amendment to Share Purchase Agreement, dated as of March 20, 2002, by and between the Registrant and Tower Semiconductor Ltd.(11)
10.14	Amendment to Share Purchase Agreement, dated as of February 21, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(17)
10.15	Side Letter to Amendment to Share Purchase Agreement, dated as of February 24, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(17)
10.16	Side Letter to Amendment to Share Purchase Agreement, dated as of April 14, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(17)
10.17	Amendment No. 3 to Payment Schedule of Series A-5 Additional Purchase Obligations, Waiver of Series A-5 Conditions, Conversion of Series A-4 Wafer Credits and Other Provisions, dated as of November 11, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(19)
10.18	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(12), (1)

E-1

Exhibit
Number	Exhibit Title

10.19	Amendment to New Master Agreement, dated and effective as of August 13, 2002 by and between the Registrant and Toshiba Corporation.(13), (1)
10.20	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(12), (1)
10.21	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(12), (1)
10.22	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(12)
10.23	Settlement Agreement, dated as of November 14, 2003, by and among the Registrant, Lee and Li and certain Lee and Li partners.(19), (1)
10.24	Form of Change of Control Agreement entered into by and between the Registrant and each of the following officers of the Registrant: the Chief Financial Officer; the Executive Vice President and Chief Operating Officer; the Sr. Vice President and General Manager, Retail Business Unit; the Sr. Vice President, Engineering; the Vice President and General Counsel; and the Vice President, Business Development.(20) (*)
10.25	Change of Control Agreement entered into by and between the Registrant and the President and Chief Executive Officer of the Registrant.(20) (*)
10.26	Settlement and Release Agreement, dated as of June 29, 2004, by and between the Registrant and Michael Gray.(21)
10.27	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(21), (1)
10.28	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation.(21), (1)
10.29	Amended and Restated Common R&D and Participation Agreement, dated as of September 10, 2004, by and between the Registrant and Toshiba Corporation.(21), (1)
10.30	Amended and Restated Product Development Agreement, dated as of September 10, 2004, by and between the Registrant and Toshiba Corporation.(21), (1)
10.31	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(21), (1)
10.32	Patent Indemnification Agreement, dated as of September 10, 2004 by and among the Registrant and the other parties thereto.(21), (1)
10.33	Master Lease Agreement, dated as of December 24, 2004, by and among Mitsui Leasing & Development, Ltd., IBJ Leasing Co., Ltd., and Sumisho Lease Co., Ltd. and Flash Partners, Ltd.(22), (1)
10.34	Guarantee Agreement, dated as of December 24, 2004, by and between the Registrant and Mitsui Leasing & Development, Ltd.(22)
10.35	SanDisk Corporation 2005 Stock Incentive Plan.(23), (*)
10.36	SanDisk Corporation Form of Notice of Grant of Stock Option.(23), (*)
10.37	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).(23), (*)
10.38	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).(23), (*)
10.39	SanDisk Corporation Form of Stock Option Agreement.(23), (*)
10.40	SanDisk Corporation Form of Automatic Stock Option Agreement.(23), (*)
10.41	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement.(23), (*)
10.42	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement (Director Grant).(23), (*)
10.43	SanDisk Corporation Form of Restricted Stock Award Agreement.(23), (*)
10.44	SanDisk Corporation Form of Restricted Stock Award Agreement (Director Grant).(23), (*)

E-2

Exhibit
Number	Exhibit Title

10.45	Form of Amendment to Change of Control Agreement for those officers of the Registrant who are party to such Agreement.(24), (*)
10.46	Guarantee Agreement between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(**)
10.47	Basic Lease Contract between Flash Partners Yuken Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(**), (+)
21.1	Subsidiaries of the Registrant(**)
23.1	Consent of Independent Registered Public Accounting Firm(**)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(**)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(**)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

+	Confidential treatment has been requested with respect to certain portions hereof.

1.	Confidential treatment granted as to certain portions of these exhibits.

2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

3.	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K. (File No. 0-26734)

4.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

5.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.

6.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.

7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

9.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.

10.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

11.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

12.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

13.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

14.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-63076).

15.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-85320).

16.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-112139).

17.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 30, 2003.

18.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

19.	Previously filed as an Exhibit to the Registrant’s 2003 Annual Report on Form 10-K.

20.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 27, 2004.

21.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 26, 2004.

22.	Previously filed as an Exhibit to the Registrant’s 2004 Annual Report on Form 10-K.

23.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 3, 2005.

24.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended July 3, 2005.

E-3