Form 10-K/A
period 2006-01-01
SANDISK CORP
filed 2006-04-14
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
January 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-26734

SANDISK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0191793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Caspian Court
Sunnyvale, California	940898
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 542-0500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of Class)
Rights to Purchase Series A, Junior Participating Preferred Stock
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006
Common Stock, $0.001 par value per share	194,010,547
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended	Parts I, II, and IV
January 1, 2006 (Annual Report)
Proxy Statement for the Annual Meeting of Stockholders	Part III
to be held May 25, 2006 (Proxy Statement)

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, originally filed on March 15, 2006 (the “Original Filing”). The Registrant is filing this Amendment solely to correct an error on the cover page of the Original Filing. The Original Filing incorrectly reflected that the Registrant had not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. The correct box has been checked on the cover page of this Amendment to correct that error.
Except as described above, no other changes have been made to the Original Filing.
 i

SIGNATURES AND POWER OF ATTORNEY
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration, Chief Financial Officer (on behalf of the Registrant and as Principal Financial and Accounting Officer)

Dated: April 13, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Eli Harari	President, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2006
/s/ Judy Bruner Judy Bruner	Executive Vice President, Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2006
* Irwin Federman	Chairman of the Board, Director	April 13, 2006
* Steven J. Gomo	Director	April 13, 2006
* Eddy W. Hartenstein	Director	April 13, 2006
* Catherine Pierson Lego	Director	April 13, 2006
* Michael E. Marks	Director	April 13, 2006
* James D. Meindl	Director	April 13, 2006
* Alan F. Shugart	Director	April 13, 2006
* By /s/ Judy Bruner Judy Bruner Attorney-in-Fact	Executive Vice President, Administration, Chief Financial Officer (Principal Financial and Accoutning Officer)	April 13, 2006

Exhibit Index

Exhibit
Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002