Form 10-Q
period 2006-04-02
SANDISK CORP
filed 2006-05-08
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-26734
SANDISK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0191793
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

140 CASPIAN COURT
SUNNYVALE, CALIFORNIA	94089
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(408) 542-0500
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
Yes ☐                                          No ☑
     Number of shares outstanding of the issuer’s common stock $0.001 par value, as of May 1, 2006: 195,331,052.

SanDisk Corporation

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (in thousands)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2006	January 1, 2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$850,565	$762,058
Short-term investments	901,200	935,639
Investment in foundries	18,609	18,338
Accounts receivable, net	245,950	329,014
Inventories	413,555	331,584
Deferred taxes	98,334	95,518
Other current assets	55,034	103,584

Total current assets	2,583,247	2,575,735
Property and equipment, net	243,432	211,092
Notes receivable, FlashVision	62,138	61,927
Investment in foundries	14,850	11,013
Investment in FlashVision	160,264	161,080
Investment in Flash Partners	84,700	42,067
Deferred tax asset	11,818	—
Goodwill	167,242	5,415
Intangibles, net	102,164	4,608
Deposits and other non-current assets	20,878	47,250

Total assets	$3,450,733	$3,120,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177,238	$231,208
Accounts payable to related parties	78,579	74,121
Accrued payroll and related expenses	33,672	55,614
Income taxes payable	—	2,165
Research and development liability, related party	5,950	4,200
Other accrued liabilities	52,761	53,546
Deferred income on shipments to distributors and retailers and deferred revenue	135,105	150,283

Total current liabilities	483,305	571,137
Deferred revenue and other non-current liabilities	36,036	25,259

Total liabilities	519,341	596,396
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	195	188
Capital in excess of par value	1,984,474	1,621,819
Retained earnings	941,739	906,624
Accumulated other comprehensive income	4,984	2,635
Deferred compensation	—	(7,475)

Total stockholders’ equity	2,931,392	2,523,791

Total liabilities and stockholders’ equity	$3,450,733	$3,120,187

* Information derived from the audited Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
	(In thousands, except per share amounts)
Revenues:
Product	$537,728	$399,679
License and royalty	85,532	51,296

Total revenues	623,260	450,975
Cost of product revenues	384,867	251,188

Gross profit	238,393	199,787
Operating expenses:
Research and development	63,762	45,947
Sales and marketing	43,375	24,597
General and administrative	30,016	15,724
Write-off of acquired in-process technology	39,600	—
Amortization of acquisition related intangible assets	3,715	—

Total operating expenses	180,468	86,268

Operating income	57,925	113,519

Equity in income of business ventures	168	305
Interest income	15,277	7,984
Gain (loss) in investment in foundries	593	(4,029)
Other income, net	2,426	501

Total other income	18,464	4,761

Income before taxes	76,389	118,280
Provision for income taxes	41,274	43,764

Net income	$35,115	$74,516

Net income per share:
Basic	$0.18	$0.41

Diluted	$0.17	$0.39

Shares used in computing net income per share:
Basic	193,077	180,631

Diluted	201,892	189,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
	(in thousands)
Cash flows from operating activities:
Net income	$35,115	$74,516
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(13,456)	1,088
(Gain) loss on investment in foundries	(593)	4,029
Depreciation and amortization	26,397	14,462
Provision for doubtful accounts	(526)	—
Stock-based compensation expense	18,785	519
Write-off of acquired in-process technology	39,600	—
Other non-cash charges	(1,208)	(1,218)
Changes in operating assets and liabilities:
Accounts receivable	90,546	(14,275)
Inventories	(75,484)	(27,361)
Other assets	59,581	43,972
Accounts payable trade	(58,135)	11,508
Accounts payable, related party	6,208	16,985
Other liabilities	(74,381)	10,051

Total adjustments	17,334	59,760

Net cash provided by operating activities	52,449	134,276

Cash flows from investing activities:
Purchases of short-term investments	(119,769)	(139,198)
Proceeds from sale of short-term investments	154,664	153,450
Investment in Flash Partners	(43,581)	—
Acquisition of property and equipment, net	(52,597)	(30,151)
Notes receivable from FlashVision	—	(22,222)
Cash acquired in business combination with Matrix, net of acquisition costs	9,432	—

Net cash (used in) investing activities	(51,851)	(38,121)

Cash flows from financing activities:
Proceeds from employee stock programs	46,061	11,272
Tax benefit on employee stock programs	41,909	—

Net cash provided by financing activities	87,970	11,272

Effect of changes in foreign currency exchange rates on cash	(61)	583

Net increase in cash and cash equivalents	88,507	108,010
Cash and cash equivalents at beginning of the year	762,058	463,795

Cash and cash equivalents at end of the three months ended April 2, 2006	$850,565	$571,805

Issuance of stock for acquisition	$260,908	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of April 2, 2006, and the statements of income and cash flows for the three months ended April 2, 2006 and April 3, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent annual report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the first three months of fiscal 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.
     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30. The first quarters of fiscal 2006 and fiscal 2005 ended on April 2, 2006 and April 3, 2005, respectively. Fiscal year 2006 ends on December 31, 2006 and fiscal year 2005 ended on January 1, 2006.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
2. Stock-Based Compensation
Stock-Based Benefit Plans
     2005 Stock Incentive Plan. In May 2005, the Company’s board of directors adopted the 2005 Employee Incentive Plan (the “2005 Plan”). The shares may be issued under the 2005 Plan pursuant to three separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, (ii) the stock issuance program under which shares may be awarded to such individuals through restricted stock or restricted stock unit awards or as a stock bonus for services rendered the Company and (iii) an automatic grant program for the non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. Grants and awards under this discretionary grant and stock issuance programs will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service, and the grants under the automatic grant program will vest in accordance with the specific vesting provisions set forth in that program. A total of 5,700,000 shares of the Company’s common stock have been reserved for issuance under this plan. The share reserve may increase by up to an additional 10,000,000 shares to the extent that outstanding options under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan expire or terminate unexercised. All options granted under the 2005 Plan were granted with an exercise price equal to the fair market value of the common stock and will expire seven years from the date of grant. Through April 2, 2006, options to purchase a total of 5,716,836 common shares were granted to employees under the 2005 Plan, net of cancellations. For the three months ended April 2, 2006, options to purchase a total of 4,053,023 common shares were granted to employees under the 2005 Plan, net of cancellations.
     1995 Stock Option Plan and 1995 Non-Employee Directors Stock Option Plan. Both of these plans terminated on May 27, 2005, and no further option grants were made under the plans after that date. However, options which were outstanding under these plans on May 27, 2005 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of employment or service with the Company. Grants and awards under this discretionary grant and stock issuance programs will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service. As of April 2, 2006, options granted, net of cancellations, was 38,568,969 shares and 1,616,000 shares under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan, respectively.
     2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (“ESPP”) was approved by the stockholders on May 27, 2005. The ESPP plan consist of two components: a component for employees residing in the United States and an international component for employees who are non-U.S. residents. The ESPP plan allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. As of April 2, 2006, a total of 5,000,000 shares were reserved for issuance and 113,909 shares had been issued under the ESPP plan.
Adoption of SFAS 123(R)
     Effective January 2, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), SFAS 123(R), Share-Based Payment, using the modified-prospective transition method and therefore have not restated its financial results for prior periods. Under that transition method, for awards expected to vest, compensation cost recognized in the three months ended April 2, 2006 includes the following: (a) compensation cost, based on the grant-date estimated fair value and expense attribution method elected upon the Company’s adoption of SFAS 123, related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognized compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards. The Company’s expected volatility is based on the implied volatility of its traded options and the Company considered the guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 to place exclusive reliance on implied volatilities to estimate our stock volatility over the expected term of our awards. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.
     As a result of adopting SFAS 123(R), the impact to the Condensed Consolidated Financial Statements for the three months ended April 2, 2006 for income before income taxes and net income for the three months ended April 2, 2006 was $18.8 million and $12.9 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended April 2, 2006 was $0.07 and $0.06 per share, respectively. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.
Stock Options
     The fair value of the Company’s stock options granted to employees for the three months ended April 2, 2006 and April 3, 2005 was estimated using the following weighted average assumptions:

	April 2, 2006	April 3, 2005
Dividend yield	None	None
Expected volatility	0.51 – 0.54	0.54
Risk-free interest rate	4.35% – 4.73%	3.89%
Expected lives	3.7 years	4.7 years

Weighted average fair value at grant date	$27.41	$11.80
     A summary of option activity under the all of the Company’s share-based compensation plans as of April 2, 2006 and changes during the three months ended April 2, 2006 are as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(in thousands, except exercise price and contractual term)
Options outstanding at January 1, 2006	20,319	$21.57
Granted	4,399	56.59
Exercised	(2,531)	16.91
Forfeited	(220)	34.68

Options outstanding at April 2, 2006	21,967	28.99	7.0	$644,940

Options vested and expected to vest at April 2, 2006	20,473	27.98	0.8	620,286

Options exercisable at April 2, 2006	8,625	$15.97	6.0	$358,846

     During the three months ended April 2, 2006 and April 3, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $117.7 million and $17.9 million, respectively. At April 2, 2006, the total compensation cost related to options granted to employees under the Company’s stock incentive option plans but not yet recognized was approximately $205.9 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.5 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Restricted Stock
     Restricted stock and restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized over the requisite service period. Restricted stock generally vest over four years.
     A summary of the changes in restricted stock units outstanding under the Company’s equity incentive plan during the three months ended April 2, 2006 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands, except grant date fair value)
Non-vested share units at January 1, 2006	105	$42.19
Granted	289	65.68
Forfeited	(10)	72.24

Non-vested share units at April 2, 2006	384	$59.07

     As of April 2, 2006, the Company had $23.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock, which will be recognized over a weighted average period of 1.8 years.
Employee Stock Purchase Plans (ESPP)
     The fair value of grants under the employee stock purchase plans was estimated on the first date of the purchase period, with the following weighted average assumptions:

	April 2, 2006	April 3, 2005
Dividend yield	None	None
Expected volatility	0.54	0.50
Risk-free interest rate	4.69%	2.30%
Expected lives	1/2 year	1/2 year
Weighted average fair value at exercise date	$20.45	$20.37
     At April 2, 2006, there was $1.3 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a period of approximately 0.3 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Stock Compensation Expense
     The Company recorded $18.8 million of stock-based compensation for the three months ended April 2, 2006 that included the following:

Three months ended
April 2, 2006
(in thousands)
Stock-based compensation expense by caption:
Research and development	$8,785
Sales and marketing	4,041
General and administrative	5,959

$18,785

Stock-based compensation expense by type of award:
Stock options	$16,054
Restricted stock	2,036
ESPP	695

$18,785

     Stock-based compensation expense of $2.5 million related to manufacturing personnel was capitalized into inventory as of April 2, 2006.
     Prior to fiscal 2006, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation, as amended. The following table illustrates the effect on net income and earnings per share for the first fiscal quarter of 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the condensed consolidated statement of income, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

Three months ended
April 3, 2005
(in thousands, except per share amounts)
Net income, as reported	$74,516
Fair value method expense, net of related tax	(10,312)

Pro forma net income	$64,204

Earnings per share as reported:
Basic	$0.41
Diluted	$0.39
Pro forma earnings per share:
Basic	$0.35
Diluted	$0.34
     Disclosures for the three months ended April 2, 2006 are not presented because stock-based awards were accounted for under SFAS 123(R) fair-value method during this period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
3. Warranty
     Changes to the Company’s warranty reserve activity were as follows (in thousands):

	Three months ended
	April 2, 2006	April 3, 2005
Balance, beginning of period	$11,258	$11,380
Additions (reductions) to costs of revenue	(2,607)	579
Usage	(228)	(1,627)

Balance, end of period	$8,423	$10,332

     The majority of the Company’s products have a warranty ranging from one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty obligation is affected by customer and consumer returns, product failures and repair or replacement costs incurred.
4. Inventories
     Inventories were as follows (in thousands):

	April 2, 2006	January 1, 2006
Raw material	$131,165	$99,006
Work-in-process	62,532	61,900
Finished goods	219,858	170,678

Total inventories	$413,555	$331,584

     In the three months ended April 2, 2006 and April 3, 2005, the Company sold approximately $13.1 million and $5.2 million, respectively, of inventory that had been fully written-off in previous periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
5. Goodwill and Other Intangible Assets
Goodwill
     Goodwill balance is as follows (in thousands):

Balance at January 1, 2006	$5,415
Goodwill adjustment	19
Goodwill acquired (Note 11)	161,808

Balance at April 2, 2006	$167,242

     In accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is reviewed and tested for impairment at least annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company’s reporting unit level by comparing the carrying amount, including goodwill, to the fair value. In performing the analysis, the Company uses the best information available, including reasonable and supportable assumptions and projections. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company will perform an annual review of goodwill with an effective date of the first day of the fourth fiscal quarter of every fiscal year.
Other Intangible Assets
     Other intangible assets balances were as follows (in thousands):

	April 2, 2006			January 1, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core technology	$76,300	$(2,271)	$74,029	$—	$—	$—
Developed product technology	12,900	(1,006)	11,894	1,500	(542)	958
Customer relationships	14,100	(979)	13,121	—	—	—

Acquisition-related intangible assets	103,300	(4,256)	99,044	1,500	(542)	958
Technology licenses	7,389	(4,269)	3,120	7,389	(3,739)	3,650

Total	$110,689	$(8,525)	$102,164	$8,889	$(4,281)	$4,608

     Other intangible assets increased by $101.8 million in the first quarter of fiscal 2006 as a result of the Company’s acquisition of Matrix Semiconductor, Inc., or Matrix. Technology licenses represent technology licenses purchased from third parties.
     The annual amortization expense of other intangible assets that existed as of April 2, 2006 is expected to be as follows:

	Estimated Amortization Expenses
	Acquisition-
	Related Intangible	Technology
	Assets	License
	(in thousands)
Fiscal periods:
2006 (remaining nine months)	$13,296	$1,591
2007	17,687	903
2008	17,229	626
2009	12,724	—
2010	12,529	—
2011 and thereafter	25,579	—

Total	$99,044	$3,120

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
6. Accumulated Other Comprehensive Income
     Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the Company’s investments in foundries, as well as currency translation adjustments relating to local currency denominated subsidiaries and equity investees.

	April 2, 2006	January 1, 2006
	(in thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$(2,496)	$(4,233)
Available-for-sale investments in foundries	1,594	(383)
Foreign currency translation	5,886	7,251

Total accumulated other comprehensive income	$4,984	$2,635

     Comprehensive income is as follows:

	Three months ended
	April 2, 2006	April 3, 2005
	(in thousands)
Net income	$35,115	$74,516
Unrealized income (loss) on available-for-sale investment in foundries	1,977	(462)
Unrealized income (loss) on available-for-sale short-term investments.	1,737	(1,983)
Currency translation (loss)	(1,365)	(3,808)

Comprehensive net income	$37,464	$68,263

7. Net Income per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended
	April 2, 2006	April 3, 2005
Numerator for basic net income per share:
Net income, as reported	$35,115	$74,516
Denominator for basic net income per share:
Weighted average common shares outstanding	193,077	180,631

Basic net income per share	$0.18	$0.41

Numerator for diluted net income per share:
Net income, as reported	$35,115	$74,516
Denominator for basic net income per share:
Weighted average common shares outstanding	193,077	180,631
Effect of dilutive options and restricted stock	8,815	9,368

Shares used in computing diluted net income per share	201,892	189,999

Diluted net income per share	$0.17	$0.39

     Basic net income per share excludes any dilutive effects of options, unvested stock units, warrants and convertible securities. Diluted net income per share includes the dilutive effects of stock options, unvested stock units, warrants and convertible securities. For the three months ended April 2, 2006 and April 3, 2005, options to purchase 2,893,339 and 5,989,189 shares of common stock, respectively, have been omitted from the diluted net income per share calculation because the exercise prices of the options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
8. Commitments, Contingencies and Guarantees
Commitments
     FlashVision. The Company has a 49.9% ownership interest in FlashVision, a business venture with Toshiba Corporation, or Toshiba, formed in fiscal 2000. The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 200-millimeter wafer fabrication facilities, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by FlashVision. FlashVision purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a mark-up. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase half of FlashVision’s NAND wafer supply. The Company can not estimate the total amount of this commitment as of April 2, 2006, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of April 2, 2006, the Company had notes receivable from FlashVision of 7.3 billion Japanese yen, or approximately $62 million based upon the exchange rate at April 2, 2006. These notes are secured by the equipment purchased by FlashVision using the note proceeds.
     Flash Partners. The Company has a 49.9% ownership interest in Flash Partners, a business venture with Toshiba, formed in fiscal 2004. The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility, Fab 3, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners. Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a mark-up. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase half of Flash Partners’ NAND wafer supply. The Company can not estimate the total amount of this commitment as of April 2, 2006, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of April 2, 2006, the Company and Toshiba committed to expand Flash Partners’ capacity to 70,000 wafer starts per month. The Company currently estimates the total equipment funding obligation at the 70,000 wafer starts per month level to be approximately 363.1 billion Japanese yen, or approximately $3.1 billion based upon the exchange rate at April 2, 2006. Of this amount, the Company is obligated to fund 181.5 billion Japanese yen, or approximately $1.5 billion based upon the exchange rate at April 2, 2006, of which approximately $0.8 billion was left to fund as of April 2, 2006. After considering the commitments between the Company and Toshiba to expand capacity at Flash Partners, the Company continues to not be the primary beneficiary of Flash Partners. Subsequent to April 2, 2006, the Company amended the funding obligation. See Note 14, “Subsequent Events.”
     As of April 2, 2006, Flash Partners had utilized operating lease facilities of 85.0 billion Japanese yen, or approximately $724 million based on the exchange rate at April 2, 2006. As of April 2, 2006, the Company’s guarantee of the Flash Partners’ operating lease obligation, net of accumulated lease payments, was approximately 40.3 billion Japanese yen, or approximately $343 million based upon the exchange rate at April 2, 2006. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be obligated to guarantee in whole or in part. See “Off Balance Sheet Liabilities” below.
     As a part of the FlashVision and Flash Partners venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. In fiscal 2004, the Company and Toshiba increased the maximum quarterly amounts the Company may be required to pay under these agreements and clarified the allocation methodologies for direct research and development costs. As of April 2, 2006, the Company had accrued liabilities related to these expenses of $6.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Toshiba Foundry. The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of this agreement, the Company is required to provide Toshiba with a purchase order commitment based on a six-month rolling forecast.
     Business Ventures and Foundry Arrangement with Toshiba. Purchase orders placed under the Toshiba ventures and foundry arrangement with Toshiba relating to the first three months of the six-month forecast are binding and cannot be canceled. At April 2, 2006, the Company had approximately $121.1 million of noncancelable purchase orders for flash memory wafers outstanding to FlashVision, Flash Partners and Toshiba.
     Other Silicon Sources. The Company’s contracts with its other sources of silicon wafers generally require the Company to provide purchase order commitments based on six-month rolling forecasts. The purchase orders placed under these arrangements relating to the first three months of the six-month forecast are generally binding and cannot be canceled. Outstanding purchase commitments for other sources of silicon wafers are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.
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
Off Balance Sheet Liabilities
     FlashVision. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese yen, or approximately $322 million based upon the exchange rate at April 2, 2006, with Mizuho Leasing, and other financial institutions. Under the terms of the lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of April 2, 2006, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 8.2 billion Japanese yen, or approximately $70 million based upon the exchange rate at April 2, 2006.
     Flash Partners. As described in “Commitments — Flash Partners” above, Flash Partners intends to sell and lease-back from a consortium of financial institutions a portion of its tools and has entered into two equipment lease agreements as described below.
•	In December 2004, Flash Partners entered into a master lease agreement with certain financial institutions providing for up to 50.0 billion Japanese yen, or approximately $426 million based upon the exchange rate at April 2, 2006, of original lease obligations. As of April 2, 2006, Flash Partners had drawn down this entire master lease facility. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under the master lease agreement. Lease payments are due quarterly and will be completed in stages through 2010. At the end of the lease term, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The master lease agreement contains customary events of default for a Japanese lease facility and is an exhibit to the Company’s most recent annual report on Form 10-K. That agreement should be read carefully in its entirety for a comprehensive understanding of its terms and the nature of the obligations the Company guaranteed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
•	In December 2005, Flash Partners entered into a second master lease agreement with certain financial institutions providing up to 35.0 billion Japanese yen, or approximately $298 million based upon the exchange rate at April 2, 2006, of original lease obligations. As of April 2, 2006, Flash Partners had drawn down this entire master lease facility. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under this master lease agreement. Lease payments are due quarterly and will be completed in 2011. At the end of the lease term, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The master lease agreement contains customary events of default for a Japanese lease facility and is an exhibit to the Company’s most recent annual report on Form 10-K. That agreement should be read carefully in its entirety for a comprehensive understanding of its terms and the nature of the obligations the Company guaranteed. Under this facility lease agreement, the Company is required to maintain a minimum external credit rating, and non-compliance could result in a default.
     In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be required to guarantee in whole or in part.
Guarantees
     Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of April 2, 2006, no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of April 2, 2006 or January 1, 2006, as this liability is not reasonably estimable even though liability under these agreements is not remote.
     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Partners for, environmental remediation costs or liability resulting from Flash Partners’ manufacturing operations in certain circumstances. In 2004, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facility in which Flash Partners operations are located to establish a baseline for evaluating future environmental conditions. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Partners infringe third-party patents. The Company has not made any indemnification payments under any such agreements and as of April 2, 2006, no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     See also “Off Balance Sheet Liabilities.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Contractual Obligations and Off Balance Sheet Arrangements
     Contractual Obligations. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at April 2, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

						More than
			Less than	2 - 3 Years	3 –5 Years	5 Years
			1 Year	(Fiscal 2007	(Fiscal 2009	(Beyond
	Total		(9 months 2006)	and 2008)	and 2010)	fiscal 2011)
Operating leases (1)	$42,621		$4,022	$10,856	$10,574	$17,169
FlashVision, fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	280,188	(4)	74,447	136,867	66,330	2,544
Flash Partners fabrication capacity expansion and start-up costs, and reimbursement for certain other costs including depreciation (2)	2,381,792	(4)	565,617	944,733	513,548	357,894
Toshiba research and development	104,936	(4)	29,936	75,000	—	—
Capital equipment purchases commitments	37,236		37,236	—	—	—
Operating expense commitments	71,200		71,200	—	—	—
Noncancelable production purchase commitments (3)	357,819	(4)	357,819	—	—	—

Total contractual cash obligations	$3,275,792		$1,140,277	$1,167,456	$590,452	$377,607

Off Balance Sheet Arrangements.

As of
April 2, 2006
Indemnification of FlashVision foundry equipment lease (5)	$69,600
Guarantee of Flash Partners lease (2) (6)	$342,788

(1)	In January 2006, the Company incurred additional property lease obligations related to its lease of 3 buildings in Milpitas, California, and from its acquisition of Matrix Semiconductor, Inc.

(2)	In January 2006, Flash Partners drew down the entire December 2005 lease facility which resulted in an increase of the Company’s guarantee of 17.5 billion Japanese yen, or approximately $149 million based upon the exchange rate at April 2, 2006. Lease payments are due quarterly and will be completed in 2011. In addition to the commitments presented, in April 2006, the Company and Toshiba agreed to accelerate the expansion of Fab 3 to 90,000 wafers per month. The Company’s additional investment to bring Fab 3 wafer capacity to 90,000 per month is expected to be approximately $300 million. See Note 14, “Subsequent Events.” Additionally, in April 2006, the Company and Toshiba entered into a non-binding memorandum of understanding to build Fab 4, a proposed new advanced 300-millimeter wafer fabrication facility at Toshiba’s Yokkaichi, Japan operations which is anticipated to be similar in capacity to the 300-millimeter Fab 3 wafer facility now in operation at Yokkaichi.

(3)	Includes Toshiba foundries, FlashVision, Flash Partners, related parties vendors and other silicon sources vendors purchase commitments.

(4)	Amounts are denominated in Japanese yen, are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at April 2, 2006.

(5)	The Company’s contingent indemnification obligation is 8.2 billion Japanese yen, or approximately $70 million based upon the exchange rate at April 2, 2006.

(6)	The Company’s guarantee obligation, net of cumulative lease payments, is 40.3 billion Japanese yen, or approximately $343 million based upon the exchange rate at April 2, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Foreign Currency Exchange Contracts
     The Company’s objective for holding derivatives is to minimize the material risks associated with non-functional currency transactions. The Company does not enter into derivatives for speculative or trading purposes. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in fair value recorded in other income (expense). The Company had foreign currency exchange contract lines available in the amount of $1.24 billion at April 2, 2006 to enter into foreign currency forward contracts. As of April 2, 2006, the Company had foreign currency forward contracts in place with a notional amount of 4.4 billion Japanese yen, or approximately $37 million based upon the exchange rate at April 2, 2006. The fair value of these foreign currency forward contracts as of April 2, 2006 was immaterial. The realized gains and losses on foreign currency forward contracts for the three months ended April 2, 2006 were immaterial.
9. Business Ventures and Strategic Investments
     Tower Semiconductor. The Company owns approximately 14% of the outstanding shares of Tower Semiconductor Ltd., or Tower, one of its suppliers of wafers for its controller components. The Company has sourced controller wafers from Tower since the third quarter of fiscal 2003. As of April 2, 2006, the Company owned approximately 10.4 million Tower shares with a carrying value and market value of $12.9 million and $13.4 million, respectively, a warrant to purchase 0.4 million Tower ordinary shares at an exercise price of $7.50 per share, with a carrying value of zero and Tower prepaid wafer credits with a carrying value of zero. In addition, the Company holds a Tower convertible debenture with a carrying value and market value of $4.1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
10. Related Parties
     Toshiba. The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners. See also Note 8, “Commitments, Contingencies and Guarantees.” The Company purchased NAND flash memory wafers from FlashVision, Flash Partners and Toshiba totaling approximately $174.6 million and $114.3 million in the three months ended April 2, 2006 and April 3, 2005, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. At April 2, 2006 and January 1, 2006, the Company had accounts payable balances due to FlashVision of $18.3 million and $23.0 million, respectively, balances due to Flash Partners of $32.4 million and $27.0 million, respectively, and balances due to Toshiba of $15.2 million and $11.7 million, respectively. At April 2, 2006 and January 1, 2006, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $6.0 million and $4.2 million, respectively.
     Tower. The Company owns approximately 14% of the outstanding shares of Tower, has prepaid wafer credits issued by Tower, and has convertible debt and a warrant to purchase Tower ordinary shares. The Company’s Chief Executive Officer is a member of the Tower board of directors. The Company purchased approximately $6.6 million and $10.1 million in the three months ended April 2, 2006 and April 3, 2005, respectively, of controller wafers and related non-recurring engineering, or NRE. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At April 2, 2006 and January 1, 2006, the Company had amounts payable to Tower of approximately $2.5 million and $2.4 million, respectively, related to the purchase of controller wafers and related NRE. See Note 9, “Business Ventures and Strategic Investments — Tower Semiconductor.”
     Flextronics. The Chairman of Flextronics International, Ltd., or Flextronics, has served on the Company’s Board of Directors since September 2003. For the three months ended April 2, 2006 and April 3, 2005, the Company recorded revenues related to Flextronics and its affiliates of $19.2 million and $3.8 million, respectively, and at April 2, 2006 and January 1, 2006, the Company had receivables from Flextronics and its affiliates of $16.3 million and $12.5 million, respectively. In addition, the Company purchased from Flextronics and its affiliates $14.4 million and $10.6 million of services for card assembly and testing in the three months ended April 2, 2006 and April 3, 2005, respectively, which are ultimately reflected as a component of the Company’s cost of product revenues. At April 2, 2006 and January 1, 2006, the Company had amounts payable to Flextronics and its affiliates of approximately $5.9 million and $5.4 million, respectively, for these services.
     U3, LLC. The Company and M-Systems entered into an agreement to form U3, LLC, to develop and market a next generation platform for universal serial bus flash drives. The Company has consolidated the statement of financial position and the results of operations of U3 for the quarter ended April 2, 2006. The Company’s total investment in U3 as of April 2, 2006 was $4.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
11. Business Acquisition
     Matrix Semiconductor. On January 13, 2006, the Company completed the acquisition of Matrix Semiconductor, Inc., or Matrix, a designer and developer of three-dimensional (3-D) integrated circuits. Matrix® 3-D Memory is used for one-time programmable storage applications that will complement the Company’s existing flash storage memory products. The Company acquired 100% of the outstanding shares of Matrix for a total purchase price of $296.4 million, consisting of $20.0 million in cash, 3,722,591 shares of common stock valued at $242.3 million, assumed equity instruments to issue 567,704 shares of common stock valued at $33.2 million and transaction expenses of $0.9 million primarily for accounting and legal fees. The assumed stock options were valued using the Black-Scholes-Merton valuation model with the following assumptions: stock price of $65.09; a weighted average volatility rate of 52.8%; a risk-free interest rate of 4.3%; a dividend yield of zero and a weighted average expected remaining term of 1.4 years. The fair value of unvested assumed stock options, which was valued at the consummation date, will be recognized as compensation expenses, net of forfeitures, over the remaining vesting period.
     The preliminary allocation of Matrix purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on management’s estimates of fair value, which included a third-party appraisal. The allocation of the purchase price may be subject to change based on final estimates of fair value, primarily related to deferred taxes.

Cash	$9,432
Accounts receivable	6,956
Inventory	4,010
Property and equipment, net	1,919
Other assets	1,786

Total assets acquired	24,103

Accounts payable	(2,302)
Other liabilities	(23,081)

Total liabilities assumed	(25,383)

Net tangible liabilities acquired	$(1,280)

     The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible liabilities acquired	$(1,280)
Acquired in-process technology	39,600
Acquisition-related restructuring	(17,543)
Deferred income tax liability	(38,379)
Deferred income tax asset	35,810
Goodwill	161,808
Other intangible assets:
Core technology	76,300
Developed product technology	11,400
Customer relationships	14,100

281,816
Assumed unvested equity instrument to be expensed	14,563

Purchase price	$296,379

     The core and developed product technology as a result of the acquisition of Matrix are being amortized over an estimated useful life of seven years, and the customer relationships are being amortized over an estimated useful life of three years. No residual value has been estimated for the intangible assets. In accordance with SFAS 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Acquisition-Related Restructuring. During the first quarter of fiscal 2006, the Company established its plans to integrate the Matrix operations primarily by exiting duplicative facilities and recorded $17.5 million for acquisition-related restructuring activities, of which $17.4 million relates to excess lease obligations. The lease obligations extend through the end of the lease term in 2016. These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire Matrix.
     In-process Technology. As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology which was determined through established valuation techniques in the high-technology computer industry and written-off in the first quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $39.6 million in the first quarter of fiscal 2006. At the time of the acquisition, it was estimated that these in-process technologies efforts would be completed over the next one to three years at an estimated total cost of $32.0 million.
     The net cash flows from the identified projects were based on estimates of revenues, costs of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisition. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects were expected to grow through fiscal 2009 and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with ongoing maintenance after a product is released. These activities range from 0% to 5% of net revenues for the in-process technologies.
     The effective tax rate used in the analysis of the in-process technologies reflects a historical industry-specific average for the United States Federal income tax rates. Discount rates (the rates utilized to discount the net cash flows to their present values) ranging from 12.5% to 15.5% were used in computing the present value of net cash flows for the projects. The percentage of completion was determined using costs incurred by Matrix prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility.
     Pro Forma Results. The following unaudited pro forma financial information for the three months ended April 2, 2006 and April 3, 2005, presents the combined results of the Company and Matrix, as if the acquisition had occurred at the beginning of the periods presented. Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for acquired in-process technology were excluded as these items were non-recurring. The pro forma financial results for the three months ended April 2, 2006 and April 3, 2005 were as follows:

	Three month period ended
	April 2, 2006	April 3, 2005
	(in thousands, except per share amounts)
Net revenues	$624,102	$455,861
Net income	$64,406	$64,640
Net income per share
Basic	$0.33	$0.35
Diluted	$0.32	$0.33
     The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Matrix constituted a consolidated entity during such periods.
12. Income Taxes
     The Company recorded tax provisions of $41.3 million and $43.8 million for the three months ended April 2, 2006 and April 3, 2005, or effective tax rates of 54% and 37%, respectively. The Company’s effective tax rate for the first quarter of fiscal 2006 differed from the statutory federal rate of 35% primarily due to the impact of non-deductible in-process technology, state taxes, non-deductible stock option compensation expense recorded under FAS 123(R) and the tax impact of non-U.S. operations.
     The tax benefits associated with stock option activity in the first quarter of fiscal 2006 and fiscal 2005 reduced taxes payable by $41.9 million and $5.4 million, respectively. Such benefits are credited to capital in excess of par value when realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
13. Litigation
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against the Company. In each case listed below where the Company is the defendant, the Company intends to vigorously defend the action.
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
     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ‘222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringe U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ‘002, ‘894 and ‘219 patents are unenforceable.
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
     On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which is pending final court approval.
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379JF. The complaint alleges that STMicro’s products infringe one of the Company’s U.S. patents and seeks damages and an injunction. The complaint further seeks a declaratory judgment that the Company does not infringe several of STMicro’s U.S. patents. By order dated January 4, 2005, the court stayed the Company’s claim that STMicro infringes the Company’s patent pending an outcome in the ITC investigation initiated on November 15, 2004 (discussed below). On January 20, 2005, the court issued an order granting STMicro’s motion to dismiss the declaratory judgment causes of action. The Company has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The remainder of the case, including the Company’s infringement claim against STMicro, is stayed pending the outcome of the appeal.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     On February 4, 2005, STMicro filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4 05CV44, and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4 05CV45, respectively. The complaints seek damages and injunctions against unspecified SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. in the Civil Case 4-05CV45 proceeding. The counterclaims seek damages and injunctive relief against STMicroelectronics N.V. and STMicroelectronics, Inc. flash memory products.
     On October 15, 2004, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission, naming STMicroelectronics N.V. and STMicroelectronics, Inc. (“STMicro”) as respondents. In the complaint, the Company alleges that STMicro’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ‘338 patent), and seek an order excluding their products from importation into the United States. In the complaint, the Company alleges that STMicro’s NAND flash memory infringes the ‘338 patent and seeks an order excluding their products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. Section 1337 against STMicro in response to the Company’s complaint. A hearing was held from August 1-8, 2005. On October 19, 2005, the Administrative Law Judge issued an initial determination confirming the validity and enforceability of the Company’s United States Patent 5,172,338 (‘338 patent) by rejecting STMicro’s claims that the patent was invalidated by prior art. The initial determination, however, found that STMicro’s NAND flash memory chips did not infringe three claims of the ‘338 patent. On October 31, 2005, the Company filed a petition with the International Trade Commission to review and reverse the finding of non-infringement. Also, on October 31, 2005, STMicro filed a petition for review with the International Trade Commission to review and reverse the finding that the patent was valid and enforceable. On December 6, 2005, the ITC issued its decision. The ITC declined to review the finding of non-infringement, and, after reviewing the finding of validity, declined to take any position on the issue of validity. The Company is appealing the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit.
     On October 14, 2005, STMicroelectronics, Inc. filed a complaint against the Company and the Company’s CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216. The complaint alleges that STMicroelectronics, Inc., as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On November 23, 2005, Harari and the Company filed counterclaims, asserting our (i.e., SanDisk’s) ownership of the patents and applications raised in the complaint. On December 13, 2005, STMicroelectronics, Inc. filed a motion to remand the case back to the Superior Court of Alameda County. STMicro’s remand motion was denied by the Court in March 2006. On April 24, 2006, Dr. Harari and the Company filed a motion for summary judgment on statute of limitations and other grounds that, if granted, would result in dismissal of all of STMicro’s claims.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     On January 10, 2006, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the ITC, naming STMicro as respondents. In the complaint, the Company allege that: (i) STMicro’s NOR flash memory infringes the ‘338 patent; (ii) STMicro’s NAND flash memory infringes U.S. Patent No. 6,542,956; and (iii) STMicro’s NOR flash memory and NAND flash memory infringe U.S. Patent No. 5,991,517. The complaint seeks an order excluding STMicro’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on the Company’s complaint, on February 8, 2006. On March 31, 2006, STMicro filed a motion for partial summary determination or termination of the investigation with respect to the ‘338 patent. On May 1, 2006, the Administrative Law Judge denied STMicro’s motion in an initial determination that is subject to review by the ITC.
     On or about July 15, 2005, Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., (“Sisvel”) filed suit against us and others in the district court of the Netherlands in The Hague in a case captioned Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A. adverse to SanDisk International Sales, Moduslink B.V. and UPS SCS (Nederland) B.V., Case No. 999.131.1804. Sisvel alleges that certain of the Company’s MP3 products infringe three European patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly indicated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. The Company has submitted pleadings asking the court to strike Sisvel’s pleadings as legally insufficient and seeking other procedural relief. The court is still addressing these procedural matters and the Company will not be required to answer on the substance of Sisvel’s claim until late May 2006 at the earliest.
     In a related action, on February 21, 2006, the Company filed an action in the English High Court, Chancery Division, Patents Court, in London, against the owners of the patents Sisvel has asserted against the Company. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), and Institut für Rundfunktechnik GmbH (a German corporation), Case No. HC06 C 00615. In this action, the Company seeks a declaration that the patents asserted by Sisvel (as well as other patents owned by Philips and the other defendants) are invalid because they fail to properly claim anything new within the meaning of the European Patent Convention and because certain of them fail to comply with other requirements of the Convention. The defendants in that case have appeared and announced their intention to defend. The defendants’ formal defense will be due in early May 2006. On April 24, 2006, the Company filed a motion for summary judgment, asking the court to hold five of the defendants’ UK patents invalid. The hearing on that motion will likely take place in or after July 2006.
     In another related action, on March 9, 2006, the Company filed an action in the English High Court, Chancery Division, Patents Court, in London, against Sisvel and the owners of the patents Sisvel has asserted against us in the Netherlands. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), Institut für Rundfunktechnik GmbH (a German corporation) and Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., Case No. HC06C00835. In this action, the Company seeks a declaration of non-infringement of the patents asserted by Sisvel in connection with the Company’s MP3 products. The Company also seeks a declaration that the patents are not “essential” to the technology of MP3 players, as Sisvel presently contends in the case filed in the Netherlands. The defendants have appeared and announced their intention to defend. The defendants’ formal defense will be due in early May 2006.
     In another related action, on April 13, 2006, Audio MPEG filed a complaint alleging patent infringement in the District Court for the Eastern District of Virginia. The case is Audio MPEG v. SanDisk Corporation, Case No. 2:06cv209 WDK/JEB. Audio MPEG holds itself out to be the U.S. subsidiary of Sisvel and purports to have the right to enforce certain patents in the U.S. on subject matter related to the patents asserted by Sisvel in the Netherlands. Specifically, Audio MPEG asserts U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”). The complaint seeks damages and injunctive relief. The Company responded promptly, filing a motion to dismiss on April 20, 2006, asking the court to dismiss the complaint on the grounds that Audio MPEG failed to join the patent holders as co-plaintiffs. That motion could be ready for decision as soon as May 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     In another related action, on April 14, 2006, the Company filed suit in the District Court for the Northern District of California against Audio MPEG and the owners of the patents Audio MPEG is asserting the Virginia court. The case is SanDisk Corporation v. Audio MPEG, U.S. Philips Corp., France Télécom, Télédiffusion de France S.A., and Institut für Rundfunktechnik GMBH, Case No. C06-02655 MEJ. In this case, the Company seeks a declaration from the court that the Company is not infringing any valid claim of U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”).
14. Subsequent Events
     On April 28, 2006, the Company and Toshiba agreed to accelerate the expansion of Fab 3, which is expected to bring Fab 3 wafer capacity from the previously planned 70,000 wafers per month to 90,000 wafers per month by April 2007. The incremental investment by the Company for 50% of this higher Fab 3 output is currently estimated at approximately $300 million over the next 12 months. The Company’s total investment to bring Fab 3 wafer capacity to 90,000 wafers per month is expected to be approximately $1.9 billion. The Company expects to fund its portion of the investment through its cash as well as other financing sources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to significant risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in this report and elsewhere in this report. Our business, financial condition or results of operations could be materially adversely affected by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, except as required by law. References in this report to “SanDisk®,” “we,” “our,” and “us” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries.
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
     As a supplier to this industry, our results are primarily driven by worldwide demand for flash storage devices, which in turn depends on end-user demand for electronic products. We believe the market for flash storage is price elastic. We expect that as we reduce the price of our flash devices, consumers will demand an increasing number of megabytes of memory. In order to profitably capitalize on price elasticity in the market for flash storage products, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer. We achieve these cost reductions through technology improvements primarily focused on increasing the amount of memory stored in a given area of silicon.
     In January 2006, we acquired Matrix Semiconductor, Inc., or Matrix, a designer and developer of three-dimensional (3-D) integrated circuits. Matrix® 3-D Memory is used for one-time programmable storage applications that will complement our existing flash storage memory products. Matrix 3-D Memory is used for storage applications that do not require rewriteable memory and where low cost is the paramount consideration, such as video games, music and other content, or for archiving. The acquisition of Matrix resulted in a $39.6 million write-off of in-process acquired technology during the first quarter of fiscal 2006.
     In April 2006, we and Toshiba Corporation, or Toshiba, entered into a non-binding memorandum of understanding to build Fab 4, a proposed new advanced 300-millimeter wafer fabrication facility at Toshiba’s Yokkaichi, Japan operations to meet the anticipated fast growing demand for NAND flash memory in 2008 and beyond. We and Toshiba plan to start construction of the new facility in August 2006, with initial production operations scheduled to begin in the fourth quarter of 2007. Toshiba will fund construction of the building, while both we and Toshiba will provide funds for the manufacturing equipment. When full production is achieved, Fab 4 is anticipated to be similar in capacity to the 300-millimeter Fab 3 wafer facility now in operation at Yokkaichi.
     Beginning in the first quarter of fiscal 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), or FAS 123(R), Share Based Payments, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal 2006 include the following: (a) compensation cost related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R), we recognized share-based employee compensation expense of $18.8 million during the first quarter of fiscal 2006, which affected our reported research and development, selling and marketing and general and administrative expenses. In addition, we capitalized to inventory $2.5 million of compensation cost for stock-based awards that were issued to manufacturing personnel. We calculated this expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes-Merton closed-form option valuation model. As of April 2, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $231.0 million, which we expect will be recognized over a weighted-average period of 1.4 years.

Results of Operations

	Three months ended
		% of		% of
	April 2, 2006	Revenue	April 3, 2005	Revenue
	(in thousands, except percentages)
Revenues:
Product revenues	$537,728	86.3%	$399,679	88.6%
License and royalty revenues	85,532	13.7%	51,296	11.4%

Total revenues	623,260	100.0%	450,975	100.0%
Cost of product revenues	384,867	61.8%	251,188	55.7%

Gross margins	238,393	38.2%	199,787	44.3%
Operating expenses:
Research and development	63,762	10.2%	45,947	10.2%
Sales and marketing	43,375	7.0%	24,597	5.5%
General and administrative	30,016	4.8%	15,724	3.5%
Write-off of acquired in-process technology	39,600	6.3%	—	0.0%
Amortization of acquisition related intangible assets	3,715	0.6%	—	0.0%

Total operating expenses	180,468	28.9%	86,268	19.2%

Operating income	57,925	9.3%	113,519	25.1%
Non-operating income, net	18,464	3.0%	4,761	1.1%

Income before taxes	76,389	12.3%	118,280	26.2%
Provision for income taxes	41,274	6.7%	43,764	9.7%

Net income	$35,115	5.6%	$74,516	16.5%

Product Revenues

	Three months ended
			Percent
	April 2, 2006	April 3, 2005	Change
	(in millions, except percentages)
Retail	$372.1	$316.7	17%
OEM	165.6	83.0	100%

Product revenues	$537.7	$399.7	35%

     The increase in our product revenues for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was comprised of a 164% increase in the number of megabytes sold, partially offset by a 49% reduction in our average selling price per megabyte. Our year over year revenue growth was primarily due to increased sales of cards for handsets, cards for gaming devices, and digital audio players. Our first quarter 2006 OEM business represented 31% of our product revenues, up from 21% in the first quarter of fiscal 2005 due primarily to increased sales of cards to handset manufacturers. We expect to continue to reduce our price per megabyte as technology advances allow us to further reduce our cost per megabyte.
     Our top ten customers represented approximately 49% and 58% of our total revenues in the first quarters of fiscal 2006 and fiscal 2005, respectively. No customer exceeded 10% of total revenues in either of these quarters except Samsung Electronics Co. Ltd., which was 14% in the first quarter of fiscal 2006, including sales of our products and royalty revenues.

Geographical Product Revenues

	Three months ended
	April 2, 2006		April 3, 2005		Percent
	Revenue	Pct of Revenue	Revenue	Pct of Revenue	Change
	(in millions, except percentages)
North America	$217.2	40%	$202.9	51%	7%
EMEA	140.3	26%	111.2	28%	26%
Other foreign countries	180.2	34%	85.6	21%	111%

	$537.7	100%	$399.7	100%	35%

     The geographic breakdown of our first quarter of fiscal 2006 product revenue reflects an increase in revenue from other foreign countries primarily due to the location of our customers that are purchasing cards for handsets and an increase in revenue from EMEA due primarily to growth in our retail sales in that region.
License and Royalty Revenues

	Three months ended
			Percent
	April 2, 2006	April 3, 2005	Change
	(in millions, except percentages)
License and royalty revenues	$85.5	$51.3	67%
     The increase in our first quarter of fiscal 2006 license and royalty revenues was primarily driven by increased overall sales of our licensees as well as royalties related to the sale of multi-level-cell (MLC) based products.
Gross Margin

	Three months ended
			Percent
	April 2, 2006	April 3, 2005	Change
	(in millions, except percentages)
Product gross margin	$152.9	$148.5	3%
Product gross margin (as a percent of product revenues)	28.4%	37.2%
Total gross margin (as a percent of total revenues)	38.2%	44.3%
     The first quarter of fiscal 2006 decrease in product gross margin percentage over the comparable quarter in fiscal 2005 was primarily related to reduction of average selling price per megabyte that was not fully offset by a decrease in the cost per megabyte. In addition, gross margin was impacted in the first quarter of fiscal 2006 by period costs related to higher inventory levels as well as our portion of the costs incurred by Flash Partners to restore Fab 3 to operations after a brief power failure in the first quarter of fiscal 2006. Stock compensation expense of $2.5 million was capitalized in inventory in the first fiscal quarter of 2006 and will be recognized as cost of sales as product is sold.
Research and Development

	Three months ended
			Percent
	April 2, 2006	April 3, 2005	Change
	(in millions, except percentages)
Research and development	$63.8	$45.9	39%
Percent of revenue	10.2%	10.2%
     Our first quarter of fiscal 2006 research and development expense growth was primarily due to stock compensation expense of $8.8 million related to the adoption of FAS 123(R), increased payroll costs of $7.8 million primarily related to our acquisition of Matrix and higher engineering consulting costs of $2.4 million, partially offset by the elimination of initial design and development costs for Flash Partners’ 300-millimeter fab, which had impacted the first quarter of fiscal 2005.

Sales and Marketing

	Three months ended
			Percent
	April 2, 2006	April 3, 2005	Change
	(in millions, except percentages)
Sales and marketing	$43.4	$24.6	76%
Percent of revenue	7.0%	5.5%
     Our first quarter of fiscal 2006 sales and marketing expense growth was primarily due to increased merchandising expenses of $6.1 million, stock compensation expense of $4.0 million related to the adoption of FAS 123(R), increased payroll costs of $3.9 million related to increased headcount and higher consulting costs of $2.5 million.
General and Administrative

	Three months ended
			Percent
	April 2, 2006	April 3, 2005	Change
	(in millions, except percentages)
General and administrative	$30.0	$15.7	91%
Percent of revenue	4.8%	3.5%
     Our first quarter 2006 general and administrative expense growth was primarily due to increased stock compensation expense of $6.0 million related to the adoption of FAS 123(R), increased patent litigation costs of $3.7 million and increased payroll costs of $2.1 million due to higher headcount.

	Three months ended
			Percent
	April 2, 2006	April 3, 2005	Change
	(in millions, except percentages)
Write-off of acquired in-process technology	$39.6	$—	n/a
Percent of revenue	6.3%	—
     As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology which was determined through established valuation techniques in the high-technology computer industry and written-off in the first quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. At the time of the acquisition, it was estimated that these in-process technologies efforts would be completed over the next one to three years at an estimated total cost of $32.0 million. See Note 11, “Business Acquisition.”
Amortization of Acquisition Related Intangible Assets

	Three months ended
			Percent
	April 2, 2006	April 3, 2005	Change
	(in millions, except percentages)
Amortization of acquisition related intangible assets	$3.7	$—	n/a
Percent of revenue	0.6%	—
     Our first quarter 2006 amortization of acquisition related intangible assets was primarily related to costs incurred from our acquisition of Matrix in January 2006.

Non-Operating Income (Loss), net

	Three months ended
			Percent
	April 2, 2006	April 3, 2005	Change
	(in millions, except percentages)
Equity in income of business ventures	$0.2	$0.3	(33)%
Interest income	15.3	8.0	91%
Gain (loss) in investment in foundries	0.6	(4.0)	115%
Other income (loss), net	2.4	0.5	380%

Total Non-Operating Income (Loss), net	$18.5	$4.8	285%

     The increase in non-operating income for the first quarter of 2006 was primarily due to increased interest income of $7.3 million as a result of higher interest rates and higher cash and investment balances.
Provision for Income Taxes

	April 2, 2006	April 3, 2005
Provision for income taxes	54%	37%
     We recorded tax provisions of $41.3 million and $43.8 million for the three months ended April 2, 2006 and April 3, 2005, or effective tax rates of 54% and 37%, respectively. Our effective tax rate for the first quarter of fiscal 2006 differed from the statutory federal rate of 35% primarily due to the impact of non-deductible in-process technology, state taxes, non-deductible stock option compensation expense recorded under FAS 123(R) and the tax impact of non-U.S. operations.
     The tax benefits associated with stock option activity in the first quarter of fiscal 2006 and fiscal 2005 reduced taxes payable by $41.9 million and $5.4 million, respectively. Such benefits are credited to capital in excess of par value when realized.

Liquidity and Capital Resources
     Cash Flows. Operating activities generated $52.4 million of cash during the three months ended April 2, 2006. The primary sources of operating cash flow for the three months ended April 2, 2006 were (1) net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, write-off of acquired in-process technology and equity-based compensation, and (2) reductions in accounts receivable and other assets, which were partially offset by increases in inventories, accounts payable and other liabilities.
     We used $51.9 million for investing activities during the three months ended April 2, 2006. Proceeds from sales and maturities of short-term investments, net of purchases of short-term investments, totaled $34.9 million. Capital expenditures totaling $52.6 million and our investment in Flash Partners of $43.6 million to purchase equipment for Fab 3 was partially offset by cash acquired of $9.4 million as a result of our acquisition of Matrix.
     We generated $88.0 million of cash from financing activities due to $46.1 million of cash received from exercises of stock incentive programs and received a tax benefit of $41.9 million on employee stock programs during the three months ended April 2, 2006.
     Liquid Assets. At April 2, 2006, we had cash, cash equivalents and short-term investments of $1.75 billion. As of April 2, 2006, the cost basis of our investment in 24.5 million UMC shares was $13.4 million with a market value of $15.5 million. In addition, at April 2, 2006, we held 10.4 million Tower shares whose carrying value and market value was $12.9 million and $13.4 million, respectively. As of April 2, 2006, we remain subject to certain restrictions on the sale or transfer of our Tower ordinary shares including certain rights of first refusal, and through January 2008, have agreed to maintain minimum shareholdings.
     Short-Term Liquidity. As of April 2, 2006, our working capital balance was $2.1 billion. We do not expect any liquidity constraints in the next twelve months. We currently expect to loan or make investments in Flash Partners of approximately $350 million in the remaining nine months of fiscal 2006, and additionally to guarantee future operating leases of Flash Partners of approximately $350 million. We also expect to spend approximately $150 million in the remaining nine months of fiscal 2006 on property and equipment, which includes assembly and test equipment as well as engineering equipment, and spending related to facilities and information systems.
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
     Contingent Obligations. We agreed to reimburse Toshiba for 49.9% of losses it sustains under its guarantee of FlashVision’s operating lease with Mizuho Leasing. As of April 2, 2006, the maximum exposure for both us and Toshiba under that guarantee was 16.4 billion Japanese yen, or approximately $139 million based upon the exchange rate at April 2, 2006, and our maximum exposure was 8.2 billion Japanese yen, or approximately $70 million based upon the exchange rate at April 2, 2006.
     Toshiba Ventures. We are a 49.9% percent owner in two ventures, FlashVision and Flash Partners. We and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners. This equipment is funded by investments in or loans to the ventures from us and Toshiba. Toshiba owns 50.1% of each of these ventures. Each of FlashVision and Flash Partners purchases the wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up. We are contractually obligated to purchase half of FlashVision and Flash Partners NAND wafer supply. We cannot estimate the total amount of the wafer purchase commitment as of April 2, 2006 because our price is determined by reference to the future cost to produce the semiconductor wafers. In addition to the semiconductor assets owned by FlashVision and Flash Partners, we directly own certain semiconductor manufacturing equipment in Toshiba’s Yokkaichi operations for which we receive 100% of the output from this equipment. From time-to-time, we and Toshiba mutually approve increases in wafer supply capacity of Flash Partners that may contractually obligate us to increased capital funding. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.

     The cost of the wafers we purchase from FlashVision and Flash Partners is recorded in inventory and ultimately cost of sales. FlashVision and Flash Partners are variable interest entities and we are not the primary beneficiary of either venture because we are entitled to less than a majority of any residual gains and are obligated with respect to less than a majority of residual losses with respect to both ventures. Accordingly, we account for our investments under the equity method and do not consolidate. Our share of the net income or loss of FlashVision and Flash Partners is included in our Condensed Consolidated Statements of Income as “Equity in income of business ventures”.
     As part of the FlashVision and Flash Partners agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. As of April 2, 2006, we had accrued liabilities related to those expenses of $6.0 million. Our common research and development obligation related to FlashVision and Flash Partners is variable but capped at increasing fixed quarterly amounts through 2008. Our direct research and development contribution is determined based on a variable computation. The common research and development participation agreement and the product development agreement are exhibits to our most recent annual report Form 10-K and should be read carefully in their entirety for a more complete understanding of these arrangements.
     For semiconductor fixed assets that are leased by FlashVision or Flash Partners, we and Toshiba guaranteed, in whole or in part, a portion of the outstanding lease payments under each of those leases through various methods. These obligations are denominated in Japanese yen and are noncancelable. Under the terms of the FlashVision lease, Toshiba guaranteed these commitments on behalf of FlashVision and we agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of its guarantee of the FlashVision equipment lease arrangement. As of April 2, 2006, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 8.2 billion Japanese yen, or approximately $70 million based upon the exchange rate at April 2, 2006. Under the terms of the Flash Partners leases, we guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligations under master lease agreements entered into in December 2004 and December 2005. Our total lease obligation guarantee, net of lease payments as of April 2, 2006, was 40.3 billion Japanese yen, or approximately $343 million based upon the exchange rate at April 2, 2006.
     In April 2006, we and Toshiba signed a non-binding memorandum of understanding to build Fab 4, a proposed new advanced 300-millimeter wafer fabrication facility at Toshiba’s Yokkaichi operations. As with FlashVision and Flash Partners, both we and Toshiba will provide funds for the manufacturing equipment. When full production is achieved, Fab 4 is anticipated to be similar in capacity to the 300-millimeter Fab 3 wafer facility now in operation at Yokkaichi.
Contractual Obligations and Off Balance Sheet Arrangements
     Our contractual obligations and off balance sheet arrangements at April 2, 2006, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 8 to our condensed consolidated financial statements included in Item 1.

Critical Accounting Policies
          The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.
          A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations. Specifically, these policies have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.
          Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section below entitled “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of our financial condition and results of operations.
          On January 2, 2006, we implemented the following new critical accounting policy and updated an existing critical accounting policy.
     Equity-Based Compensation — Employee Incentive Plans and Employee Stock Purchase Plans. Beginning on January 2, 2006, we began accounting for stock awards and ESPP shares under the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payments, which requires the recognition of the fair value of equity-based compensation. The fair value of stock awards and ESPP shares was estimated using a Black-Scholes-Merton closed-form option valuation model. This model requires the input of assumptions in implementing SFAS 123(R), including expected stock price volatility, expected term and estimated forfeitures of each award. The parameters used in the model are reviewed and adjusted on a quarterly basis. We elected the modified-prospective method for adoption of SFAS 123(R). We recognized compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures. We make quarterly assessments of the adequacy of the adequacy of the APIC credit pool to determine if there are any tax deficiencies which require recognition in the condensed consolidated statements of income. Prior to the implementation of SFAS 123(R), we accounted for stock awards and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and made pro forma footnote disclosures as required by SFAS No. 148, Accounting For Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123, Accounting For Stock-Based Compensation. Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using a Black-Scholes-Merton closed-form option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of our common stock on the date of grant.
          For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the disclosures in our Form 10-K for the year ended January 1, 2006.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended April 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us. In each case listed below where we are the defendant, we intend to vigorously defend the action.
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
     On or about June 9, 2003, we received written notice from Infineon Technologies AG, or Infineon, that it believes we have infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, we filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that we are entitled to the declaration sought by our complaint; (b) requesting that we be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ‘222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that we infringe U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, we filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents. On February 9, 2006, we filed a second amended complaint to include claims for declaratory judgment that the ‘002, ‘894 and ‘219 patents are unenforceable.
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
     On February 20, 2004, we and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which is pending final court approval.
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
     On October 14, 2005, STMicroelectronics, Inc. filed a complaint against us and our CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216. The complaint alleges that STMicroelectronics, Inc., as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Harari, including some of the patents asserted by us in our litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Harari and we removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On November 23, 2005, Harari and we filed counterclaims, asserting our (i.e., SanDisk’s) ownership of the patents and applications raised in the complaint. On December 13, 2005, STMicroelectronics, Inc. filed a motion to remand the case back to the Superior Court of Alameda County. STMicro’s remand motion was denied by the Court in March 2006. On April 24, 2006, Dr. Harari and we filed a motion for summary judgment on statute of limitations and other grounds that, if granted, would result in dismissal of all of STMicro’s claims.
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
     On January 10, 2006, we filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the ITC, naming STMicro as respondents. In the complaint, we allege that: (i) STMicro’s NOR flash memory infringes the ‘338 patent; (ii) STMicro’s NAND flash memory infringes U.S. Patent No. 6,542,956; and (iii) STMicro’s NOR flash memory and NAND flash memory infringe U.S. Patent No. 5,991,517. The complaint seeks an order excluding STMicro’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on our complaint, on February 8, 2006. On March 31, 2006, STMicro filed a motion for partial summary determination or termination of the investigation with respect to the ‘338 patent. On May 1, 2006, the Administrative Law Judge denied STMicro’s motion in an initial determination that is subject to review by the ITC.

     On or about July 15, 2005, Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., (“Sisvel”) filed suit against us and others in the district court of the Netherlands in The Hague in a case captioned Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A. adverse to SanDisk International Sales, Moduslink B.V. and UPS SCS (Nederland) B.V., Case No. 999.131.1804. Sisvel alleges that certain of our MP3 products infringe three European patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly indicated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered us a license under the patents. We have submitted pleadings asking the court to strike Sisvel’s pleadings as legally insufficient and seeking other procedural relief. The court is still addressing these procedural matters and we will not be required to answer on the substance of Sisvel’s claim until late May 2006 at the earliest.
     In a related action, on February 21, 2006, we filed an action in the English High Court, Chancery Division, Patents Court, in London, against the owners of the patents Sisvel has asserted against us. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), and Institut für Rundfunktechnik GmbH (a German corporation), Case No. HC06 C 00615. In this action, we seek a declaration that the patents asserted by Sisvel (as well as other patents owned by Philips and the other defendants) are invalid because they fail to properly claim anything new within the meaning of the European Patent Convention and because certain of them fail to comply with other requirements of the Convention. The defendants in that case have appeared and announced their intention to defend. The defendants’ formal defense will be due in early May 2006. On April 24, 2006, we filed a motion for summary judgment, asking the court to hold five of the defendants’ UK patents invalid. The hearing on that motion will likely take place in or after July 2006.
     In another related action, on March 9, 2006, we filed an action in the English High Court, Chancery Division, Patents Court, in London, against Sisvel and the owners of the patents Sisvel has asserted against us in the Netherlands. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), Institut für Rundfunktechnik GmbH (a German corporation) and Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., Case No. HC06C00835. In this action, we seek a declaration of non-infringement of the patents asserted by Sisvel in connection with SanDisk’s MP3 products. We also seek a declaration that the patents are not “essential” to the technology of MP3 players, as Sisvel presently contends in the case filed in the Netherlands. The defendants have appeared and announced their intention to defend. The defendants’ formal defense will be due in early May 2006.
     In another related action, on April 13, 2006, Audio MPEG filed a complaint alleging patent infringement in the District Court for the Eastern District of Virginia. The case is Audio MPEG v. SanDisk Corporation, Case No. 2:06cv209 WDK/JEB. Audio MPEG holds itself out to be the U.S. subsidiary of Sisvel and purports to have the right to enforce certain patents in the U.S. on subject matter related to the patents asserted by Sisvel in the Netherlands. Specifically, Audio MPEG asserts U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”). The complaint seeks damages and injunctive relief. We responded promptly, filing a motion to dismiss on April 20, 2006, asking the court to dismiss the complaint on the grounds that Audio MPEG failed to join the patent holders as co-plaintiffs. That motion could be ready for decision as soon as May 2006.
     In another related action, on April 14, 2006, we filed suit in the District Court for the Northern District of California against Audio MPEG and the owners of the patents Audio MPEG is asserting the Virginia court. The case is SanDisk Corporation v. Audio MPEG, U.S. Philips Corp., France Télécom, Télédiffusion de France S.A., and Institut für Rundfunktechnik GMBH, Case No. C06-02655 MEJ. In this case, we seek a declaration from the court that we are not infringing any valid claim of U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”).

Item 1A. Risk Factors
     The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended January 1, 2006.
     Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others, the following:
•	decline in the average selling prices, net of promotions, for our products due to strategic price reductions initiated by us or our competitors, excess supply and competitive pricing pressures;

•	addition of new competitors, expansion of supply from existing competitors and ourselves creating excess market supply, which could cause our average selling prices to decline faster than our costs decline;

•	timing, volume and cost of wafer production from the FlashVision and Flash Partners ventures as impacted by fab start-up delays and costs, technology transitions, yields or production interruptions due to natural disasters, power outages, equipment failure or other factors;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain markets or geographies;

•	excess supply from captive sources due to ramping output faster than the growth in demand;

•	insufficient supply from captive and non-captive sources or insufficient capacity from our test and assembly sub-contractors to meet demand;

•	continued development of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire;

•	timing of sell-through by our distributors and retail customers;

•	increased purchases of flash memory products from our non-captive sources, which typically cost more than from our captive sources;

•	difficulty in forecasting and managing inventory levels; particularly due to noncancelable contractual obligations to purchase materials such as flash memory and controllers, and the need to build finished product in advance of customer purchase orders;

•	errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	disruption in the manufacturing operations of third-party suppliers for sole sourced controller wafers;

•	write-downs of our investments in fabrication capacity, equity investments and other assets;

•	expensing of share-based compensation;

•	adverse changes in product and customer mix; and

•	the factors listed elsewhere under “Risk Factors.”

     Sales to a small number of customers represent a significant portion of our revenues and, if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Sales to our top 10 customers and licensees accounted for more than 49% and 58% of our total revenues during the first quarter of fiscal 2006 and 2005, respectively. No customer exceeded 10% of total revenues in either of these quarters except Samsung Electronics Co. Ltd, which accounted for 14% of our revenues in the first quarter of fiscal 2006, including sales of our products and royalty revenues.If we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements expire. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year-to-year as we enter new markets.
     Our business depends significantly upon sales of products in the highly competitive consumer market, a significant portion of which are made to retailers and through distributors, and if our distributors, and, retailers are not successful in this market, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations. A significant portion of our sales are made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our distributors and retailers are not successful in this market, we could experience substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell-through data varies throughout the retail channel, which makes it difficult for us to forecast retail product revenues. Our arrangements with our customers also provide them price protection against declines in our recommended selling prices, which has the effect of reducing our deferred revenue and eventually revenue. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors and therefore must rely on them to effectively sell our products over those of our competitors.
     Our average selling prices, net of promotions, may decline due to excess supply, competitive pricing pressures and strategic price reductions initiated by us or our competitors. The market for NAND flash products is competitive and characterized by rapid price declines. Price declines may be influenced by, among other factors, strategic price decreases by us or our competitors such as those implemented by us in 2006, supply in excess of demand from existing or new competitors, technology transitions, including adoption of multi-level cell, or MLC, by other competitors, new technologies or other strategic actions by competitors to gain market share. If our technology transitions and cost reductions fail to keep pace with the rate of price declines or our price decreases fail to generate sufficient additional demand, our gross margin and operating results will be negatively impacted.
     Our revenue depends in part on the success of products sold by our OEM customers. A portion of our sales are to a number of OEMs, who bundle our flash memory products with their products, such as cameras or handsets. Our sales to these customers are dependent upon the OEM choosing our products over those of our competitors and on the OEM’s ability to create, introduce, market and sell its products successfully in its markets. Should our OEM customers be unsuccessful in selling their current or future products that include our product, or should they decide to discontinue bundling our products, our results of operation and financial condition could be harmed.
     The continued growth of our business depends on the development of new markets and products for NAND flash memory and continued elasticity in our existing markets. Over the last several years, we have derived the majority of our revenues from the digital camera market. This market continues to experience slower growth rates and continues to represent a declining percentage of our total revenue and therefore, our growth will be increasingly dependent on the development of new markets and new products for NAND flash memory. For example, in 2005, our revenue from the digital camera market grew by only 4% over the prior year, and it is possible that our revenue from this market could decline in future years. Newer markets for flash memory include USB drives, handsets, gaming and digital audio players. There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to continue our growth. There can be no assurance that the increase in average product capacity demand in response to price reductions will continue to generate revenue growth for us as it has in the past.

     We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products. We continually seek to develop new applications, products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. New applications, such as the adoption of flash memory cards in mobile handsets, can take several years to develop. Early successes in working with handset manufacturers to add card slots to their mobile phones does not guarantee that consumers will adopt memory cards used for storing songs, images and other content in mobile handsets. Our new products may not gain market acceptance and we may not be successful in penetrating the new markets that we target, such as handsets, digital audio players or pre-recorded flash memory cards. As we introduce new standards or technologies, such as TrustedFlash™, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards, technologies or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our other form factors or our new products, our results of operations could be harmed. Any new applications, products, technologies or standards we develop may not be commercially successful.
     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large domestic and international companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. In addition, many semiconductor companies have begun to bring up substantial new capacity of flash memory, including MLC flash memory. For example, Samsung began shipping its first MLC chips in the third quarter of 2005 and further ramped its MLC output in the fourth quarter of 2005. In addition, Hynix Semiconductor, Inc., or Hynix, is aggressively ramping NAND output and IM Flash Technologies, LLC is expected to produce significant NAND output in the future. If the combined total new flash memory capacity exceeds the corresponding growth in demand, prices may decline dramatically, adversely impacting our results of operations and financial condition. In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND flash memory technology.
     Our primary semiconductor competitors continue to include our historical competitors Renesas Technology Corporation, or Renesas, Samsung and Toshiba. New competitors include Hynix, Infineon Technologies AG, or Infineon, Micron Technology, Inc., or Micron and STMicroelectronics N.V., which began shipping NAND or NAND-competitive memory in 2004. If any of these competitors increase their memory output, as Hynix recently has, it will likely result in a decline in the prevailing prices for packaged NAND semiconductor components.
     We also compete with flash memory card manufacturers and resellers. These companies purchase, or have a captive supply of, flash memory components and assemble memory cards. These companies include, among others, Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji Photo Film Co., Ltd., Hagiwara Sys-Com Co., Ltd., Hama Corporation, Inc., I/O Data Device, Inc., Infineon, Jessops PLC, Kingmax, Inc., Kingston Technology Company, Inc., Lexar Media, Inc., or Lexar, M-Systems, Inc., or M-Systems, Matsushita Battery Industrial Co., Ltd., Matsushita Electric Industries, Ltd., or Matsushita, Micron, Memorex Products, Inc., or Memorex, Panasonic (a brand owned by Matsushita), PNY Technologies, Inc., or PNY, PQI Corporation, Pretec Electronics Corporation (USA), Renesas, Samsung Electronics Co. Ltd., or Samsung, Sharp Electronics KK, SimpleTech, Inc., Sony Corporation, Toshiba Corporation and Viking Components, Inc.
     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future sales revenues and may result in the loss of our key customers. For example, Samsung, with significant manufacturing capacity, brand recognition and access to broad distribution channels, provides competing flash cards, such as the MMC micro™ that competes directly with our microSD™ mobile card. Lexar markets a line of flash cards bearing the Kodak brand name, which competes with our flash memory cards. Our handset card products also face competition from embedded solutions from competitors including Intel, M-Systems and Samsung. Our digital audio players face competition from similar products offered by other companies, including Apple Computer, Inc., Creative Technologies, Ltd., iriver America, Inc. and Samsung. Our USB flash drives face competition from Lexar, M-Systems, Memorex, and PNY, among others. If our products cannot compete effectively, our market share and profitability will be adversely impacted.
     Furthermore, many companies are pursuing new or alternative technologies, such as nanotechnologies or microdrives, which may compete with flash memory. These new or alternative technologies may provide smaller size, higher capacity, reduced cost, lower power consumption or other advantages. If we cannot compete effectively, our results of operations and financial condition will suffer.

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
     Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our ventures with Toshiba may result in losses. Through Flash Partners’ increased production, we expect our 2006 captive memory supply to increase by a higher percentage than our flash memory supply increased in either of the last two years. Our obligation to purchase 50% of the supply from FlashVision and Flash Partners, the ventures with Toshiba, could harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investments in the ventures with Toshiba. These effects could be magnified if the Fab 4 venture, a proposed new advanced NAND fab with Toshiba, is completed and commences production. Any future excess supply could have a material adverse effect on our business, financial condition and results of operations.

     We depend on third-party foundries for silicon supply and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory card products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by our ventures with Toshiba and by Toshiba pursuant to our foundry agreement, and to a lesser extent by Renesas and Samsung. Any disruption in supply of flash memory from our captive or non-captive sources would harm our operating results. For example, we intend to increase production at Fab 3, commence production at Fab 4 and continue to procure wafers from non-captive sources. If Fab 3 production ramp does not increase as anticipated, we fail to enter into definitive agreements for Fab 4, fail to commence production at Fab 4 as planned, Fab 4 does not meet anticipated manufacturing output, or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results will be harmed. Currently, our controller wafers are only manufactured by Tower and UMC, and some of these controllers are sole-sourced at either UMC or Tower. Any disruption in the manufacturing operations of Tower or UMC would result in delivery delays, would adversely affect our ability to make timely shipments of our products and would harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take three or more quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all due to lack of capacity, technological difficulties, natural disaster, financial difficulty, power failure, labor unrest, their refusal to do business with us, their relationships with our competitors or other causes, we may lose potential sales and our business, financial condition and operating results may suffer. In addition, these risks are magnified at Toshiba’s Yokkaichi operations, where the current ventures are operated, Fab 4 will be located, and Toshiba’s foundry capacity is located. Earthquakes and power outages have resulted in production line stoppage and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future. For example, in the first quarter of fiscal 2006, a brief power outage in Fab 3 resulted in a loss of wafers and significant costs associated with bringing the fab back on line. Also, the Tower fabrication facility, from which we source controller wafers, is facing financial challenges and is located in Israel, an area of political turmoil. Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.
     Our actual manufacturing yields may be lower than our expectations resulting in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors. Yield problems may not be identified or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We have from time-to-time experienced yields which have adversely affected our business and results of operations. We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations. For example, if the production ramp and/or yield of the 70-nanometer, 300-millimeter Flash Partners wafers does not increase as expected, we may not have enough supply to meet demand and our cost competitiveness, business, financial condition and results of operations will be harmed.
     We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for our wafer testing, IC assembly, packaged testing, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty in meeting our requirements. If we are unable to increase the capacity of our current sub-contractors or qualify and engage additional sub-contractors, we may not be able to meet demand for our products. We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. We do not have exclusive relationships with any of our subcontractors and therefore cannot guarantee that they will devote sufficient resources to manufacturing our products. We cannot, and will not, be able to directly control product delivery schedules. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers. In these arrangements we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.
     In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that have caused, and may in the future cause significant product delays that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as the 55-nanometer 8 and 16 gigabit MLC chip which we expect to begin shipping in volume in 2007, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. In addition, Flash Partners is currently ramping the 70-nanometer 8 gigabit MLC chip in the Yokkaichi 300-millimeter fab and this transition is subject to yield, quality and output risk. In addition, procurement of MLC wafers from non-captive sources requires us to develop new controller technology and may result in inadequate quality or performance in our products that integrate these MLC components. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

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
     Our new products have from time-to-time been introduced with design and production errors at a rate higher than the error rate in our established products. We must estimate warranty and similar costs for new products without historical information and actual costs may significantly exceed our recorded estimates. Underestimation of our warranty and similar costs would have an adverse effect on our results of operations and financial condition.
     We and Toshiba plan to continue to expand the wafer fabrication capacity of the Flash Partners business venture as well as form a new venture, and as we do so, we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results. We and Toshiba are making, and plan to continue to make, substantial investments in new capital assets to expand the wafer fabrication capacity of our Flash Partners business venture in Japan. We and Toshiba recently announced our intention to accelerate expansion at Fab 3 to bring wafer capacity to 90,000 wafers per month by April 2007 and in addition, we and Toshiba recently announced that we entered into a non-binding memorandum of understanding for Fab 4, a proposed new advanced NAND fab. In addition, each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs and pay our share of ongoing operating activities even if we do not achieve the planned output volume or utilize our full share of the expanded output, and these costs will impact our gross margins, results of operations and financial condition.
     There is no assurance that Flash Partners’ 300-millimeter NAND flash memory facility will perform as expected. We believe that our future success will continue to depend on the development and introduction of new generations of flash memory wafers, such as the 300-millimeter wafers produced by Flash Partners. These wafers are substantially larger in surface area and therefore more susceptible to new technological and manufacturing issues, such as mechanical and thermal stresses, than 200-millimeter wafers that we use in production at Yokkaichi Fabs 1 and 2. We have limited experience in operating a wafer manufacturing line and we rely on Toshiba’s capability to operate and manage the Yokkaichi facilities. Prior to Fab 3, Toshiba did not have experience in manufacturing 300-millimeter advanced NAND designs, nor in operating a new equipment set that had to be optimized to process 300-millimeter NAND wafers with competitive yields. Flash Partners’millimeter facility may not perform as expected or ramp to volume production on time, and the cost to equip the facility may be significantly more than planned. Samsung, the world’s largest NAND flash memory manufacturer, already has experience manufacturing 300-millimeter wafers with 90- and 70-nanometer feature sizes. Also, Samsung is licensed under our patents to use MLC technology, which further enhances its manufacturing capabilities, and began shipping NAND/MLC products in the third quarter of 2005. Samsung may be able to produce product at a lower cost than we can and increase their market share, thus adversely affecting our operating results and financial condition.
     We have a contingent indemnification obligation for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement and have environmental and intellectual property indemnification as well as guarantee obligations with respect to Flash Partners. Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of April 2, 2006 were 16.4 billion Japanese yen, or approximately $139 million based upon the exchange rate at April 2, 2006. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs.
     In December 2004 and December 2005, Flash Partners entered into two separate equipment lease facilities totaling 85.0 billion Japanese yen, or approximately $724 million based upon the exchange rate at April 2, 2006, which, as of April 2, 2006, had been drawn down in their entirety. As of April 2, 2006, our cumulative guarantee under the equipment leases, net of cumulative lease payments was approximately 40.3 billion Japanese yen, or approximately $343 million based on the exchange rate at April 2, 2006. If our corporate rating is significantly downgraded by any rating agency, it may impair the ability of our ventures with Toshiba to obtain future equipment lease financings on terms consistent with current leases and would cause a default under certain current leases, either of which could harm our business and financial condition.

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
     From time-to-time, we overestimate our requirements and build excess inventory, and underestimate our requirements and have a shortage of supply, both of which harm our financial results. The majority of our products are sold into consumer markets, which are difficult to accurately forecast. Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products. Our international customers submit these reports on a monthly, not weekly, basis making it more difficult to accurately forecast demand. We have in the past significantly over-forecasted and under-forecasted actual demand for our products. The failure to accurately forecast demand for our products will result in lost sales or excess inventory both of which will have an adverse effect on our business, financial condition and results of operations. In addition, at times inventory may increase in anticipation of increased demand or as captive wafer capacity ramps. If demand does not materialize, we may be forced to write-down excess inventory which may harm our financial condition and results of operations.
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
     We are exposed to foreign currency risks. Our purchases of NAND flash memory from the Toshiba ventures and our investments in those ventures are denominated in Japanese yen. Our sales, however, are primarily denominated in U.S. dollars. Additionally, we expect over time to increase the percentage of our sales denominated in currencies other than the U.S. dollar. This exposes us to significant risk from foreign currency fluctuations. Management of these foreign exchange exposures and the foreign currency forward contracts used to mitigate these exposures is complicated and if we do not successfully manage our foreign exchange exposures, our business, results of operations and financial condition could be harmed.

     Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer retail demand, which is the largest channel for our products. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers or adversely affect consumer confidence. This could harm our business and results of operations.
     Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our operations. Our operations, including those of our suppliers and subcontractors, are concentrated in Sunnyvale, California, Yokkaichi, Japan, Hsinchu and Taichung, Taiwan and Dongguan, Shanghai and Shenzen, China. In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis and typhoons, and some areas have been affected by epidemics, such as avian flu. If a natural disaster or epidemic were to occur in one or more or these areas, our disaster recovery processes may not provide adequate business continuity. In addition, we do not have insurance for most natural disasters, including earthquakes. This could harm our business and results of operations.
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
     We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We may not be successful in redesigning our products, the necessary licenses may not be available under reasonable terms, our existing licensees may not renew their licenses upon expiration and we may not be successful in signing new licensees in the future.

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
     We have been, and expect to continue to be, subject to claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. From time-to-time we have sued, and may in the future sue, third parties in order to protect our intellectual property rights. Parties that we have sued and that we may sue for patent infringement may countersue us for infringing their patents. If we are held to infringe the intellectual property of others, we may need to spend significant resources to develop non-infringing technology or obtain licenses from third parties, but we may not be able to develop such technology or acquire such licenses on terms acceptable to us or at all. We may also be required to pay significant damages and/or discontinue the use of certain manufacturing or design processes. In addition, we or our suppliers could be enjoined from selling some or all of our respective products in one or more geographic locations. If we or our suppliers are enjoined from selling any of our respective products or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business would be harmed.
     Moreover, from time-to-time we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies but may in some instances include indemnification for damages and expenses, including attorneys’ fees. We may from time-to-time be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may have a material adverse effect on our business, financial condition and results of operations. For additional information concerning legal proceedings, see Part II, Item 1, “Legal Proceedings.”
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
     We have recognized cumulative losses of approximately $53.6 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $9.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares as of April 2, 2006. We are subject to certain restrictions on the transfer of our approximately 10.4 million Tower ordinary shares including certain rights of first refusal, and through January 2008, have agreed to maintain minimum shareholdings. It is possible that we will record further write-downs of our investment, which was carried on our consolidated balance sheet at $12.9 million as of April 2, 2006, which would harm our results of operations and financial condition.
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
     To manage our growth, we may need to improve our systems, controls and procedures and relocate portions of our business to new or larger facilities. We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. We expect that our number of employees, including management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational, accounting and financial systems and managerial controls and procedures, including fraud procedures, and we will need to continue to expand, as well as, train and manage our workforce. From time-to-time, we may need to relocate portions of our business to new or larger facilities which could result in disruption of our business or operations. For example, in May 2006, we plan to relocate our corporate headquarters and significant engineering operations, including labs and data centers, to new facilities. If we do not manage our growth effectively, including transitions to new or larger facilities, our business could be harmed.
     We expect to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding the ventures with Toshiba, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our investments in Flash Partners for at least the next twelve months; however, we expect to raise additional funds, including funds to meet our obligations with respect to Flash Partners, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time-to-time, we may decide to raise additional funds through public or private debt, equity or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, fulfill our obligations to Flash Partners, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

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
     In connection with our certification process under Section 404 of the Sarbanes-Oxley Act of 2002, we have identified and will from time-to-time identify a number of deficiencies in our internal control over financial reporting. We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness. Furthermore, we may not be able to implement enhancements on a timely basis in order to prevent a failure of our internal controls or enable us to furnish future unqualified certifications. A material weakness or deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of October 20, 2005, by and among SanDisk Corporation, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(1)

3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(3)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(4)

3.4	Restated Bylaws of the Registrant, as amended to date.(5)

3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(6)

3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(7)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (3),(4)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(7)

10.1	Sublease (Building 3), dated as of December 21, 2005 by and between Maxtor Corporation and SanDisk Corporation (8)

10.2	Sublease (Building 4), dated as of December 21, 2005 by and between Maxtor Corporation and SanDisk Corporation (8)

10.3	Sublease (Building 6), dated as of December 21, 2005 by and between Maxtor Corporation and SanDisk Corporation (8)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006

(2)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(3)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(4)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2006.

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

(7)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2006

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated: May 8, 2006	By:	/s/ Judy Bruner

Judy Bruner
Executive Vice President, Administration,
Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of October 20, 2005, by and among SanDisk Corporation, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(1)

3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(3)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(4)

3.4	Restated Bylaws of the Registrant, as amended to date.(5)

3.5	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(6)

3.6	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(7)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (3),(4)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(7)

10.1	Sublease (Building 3), dated as of December 21, 2005 by and between Maxtor Corporation and SanDisk Corporation (8)

10.2	Sublease (Building 4), dated as of December 21, 2005 by and between Maxtor Corporation and SanDisk Corporation (8)

10.3	Sublease (Building 6), dated as of December 21, 2005 by and between Maxtor Corporation and SanDisk Corporation (8)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006

(2)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(3)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(4)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2006.

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

(7)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2006