Form 10-Q
period 2006-07-02
SANDISK CORP
filed 2006-08-10
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-26734
SANDISK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0191793
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 McCarthy Blvd.
Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(408) 801-1000
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
Yes ☐                      No ☑
     Number of shares outstanding of the issuer’s common stock $0.001 par value, as of July 2, 2006: 195,956,991.

SanDisk Corporation

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (in thousands)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2006	January 1, 2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,318,479	$762,058
Short-term investments	960,995	935,639
Investment in foundries	18,990	18,338
Accounts receivable, net	311,921	329,014
Inventories	378,196	331,584
Deferred taxes	107,283	95,518
Other current assets	121,164	103,584

Total current assets	3,217,028	2,575,735
Long-term investments	405,714	—
Property and equipment, net	254,695	211,092
Notes receivable and investments in flash ventures	499,024	265,074
Deferred tax asset	143,630	—
Goodwill	167,248	5,415
Intangibles, net	97,232	4,608
Other non-current assets	56,038	58,263

Total assets	$4,840,609	$3,120,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,864	$231,208
Accounts payable to related parties	86,153	74,121
Other accrued liabilities	139,947	115,525
Deferred income on shipments to distributors and retailers and deferred revenue	143,678	150,283

Total current liabilities	480,642	571,137
Convertible senior notes	1,150,000	—
Deferred revenue and other non-current liabilities	40,850	25,259

Total liabilities	1,671,492	596,396
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	196	188
Capital in excess of par value	2,120,567	1,621,819
Retained earnings	1,037,380	906,624
Accumulated other comprehensive income	10,974	2,635
Deferred compensation	—	(7,475)

Total stockholders’ equity	3,169,117	2,523,791

Total liabilities and stockholders’ equity	$4,840,609	$3,120,187

*	Information derived from the audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands, except per share amounts)
Revenues:
Product	$636,675	$453,762	$1,174,403	$853,441
License and royalty	82,510	61,134	168,042	112,430

Total revenues	719,185	514,896	1,342,445	965,871
Cost of product revenues	430,177	300,797	815,044	551,985

Gross profit	289,008	214,099	527,401	413,886
Operating expenses:
Research and development	73,785	61,404	137,547	107,351
Sales and marketing	45,067	27,034	88,442	51,631
General and administrative	37,182	19,617	67,198	35,341
Write-off of acquired in-process technology	—	—	39,600	—
Amortization of acquisition-related intangible assets	4,432	—	8,147	—

Total operating expenses	160,466	108,055	340,934	194,323

Operating income	128,542	106,044	186,467	219,563

Equity in income (loss) of business ventures	193	(360)	362	(55)
Interest income	22,670	9,710	38,527	17,694
Gain (loss) on investment in foundries	764	(5,224)	2,253	(9,253)
Interest expense and other income (expense), net	(1,614)	1,728	(665)	2,229

Total other income	22,013	5,854	40,477	10,615

Income before taxes	150,555	111,898	226,944	230,178
Provision for income taxes	54,914	41,402	96,188	85,166

Net income	$95,641	$70,496	$130,756	$145,012

Net income per share:
Basic	$0.49	$0.39	$0.67	$0.80

Diluted	$0.47	$0.37	$0.65	$0.76

Shares used in computing net income per share:
Basic	195,527	181,469	194,302	181,050

Diluted	202,980	190,256	202,522	190,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	July 2, 2006	July 3, 2005
	(In thousands)
Cash flows from operating activities:
Net income	$130,756	$145,012
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(17,395)	1,076
(Gain) loss on investment in foundries	(1,195)	9,253
Depreciation and amortization	57,666	29,413
Provision for doubtful accounts	1,001	(163)
Stock-based compensation expense	44,688	1,069
Tax benefit from share-based compensation	(61,023)	—
Write-off of acquired in-process technology	39,600	—
Other non-cash charges	(4,744)	2,274
Changes in operating assets and liabilities:
Accounts receivable	23,048	(47,800)
Inventories	(39,976)	(33,171)
Other assets	(8,743)	(15,241)
Accounts payable trade	(123,758)	30,132
Accounts payable, related party	13,065	15,947
Other liabilities	58,798	55,676

Net cash provided by operating activities	111,788	193,477

Cash flows from investing activities:
Purchases of short-term investments	(805,300)	(295,582)
Proceeds from sale of short-term investments	375,446	281,608
Investment in Flash Partners	(127,919)	—
Acquisition of property and equipment, net	(89,722)	(56,218)
Notes receivable from FlashVision	—	(22,222)
Notes receivable from Flash Partners	(95,445)	—
Cash acquired in business combination with Matrix, net of acquisition costs	9,432	—

Net cash (used in) investing activities	(733,508)	(92,414)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	1,125,500	—
Purchase of convertible bond hedge	(386,090)	—
Proceeds from issuance of warrants	308,672	—
Proceeds from employee stock programs	68,850	15,853
Tax benefit from share-based compensation	61,023	—

Net cash provided by financing activities	1,177,955	15,853

Effect of changes in foreign currency exchange rates on cash	186	378

Net increase in cash and cash equivalents	556,421	117,294
Cash and cash equivalents at beginning of the year	762,058	463,795

Cash and cash equivalents at end of the six months ended July 2, 2006	$1,318,479	$581,089

Supplemental disclosures of cash flow information:
Issuance of stock for acquisition	$260,908	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of July 2, 2006, the statements of income for the three and six months ended July 2, 2006 and July 3, 2005 and the statements of cash flows for the six months ended July 2, 2006 and July 3, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent annual report on Form 10-K, as amended. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended July 2, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.
     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30, respectively. The second quarters of fiscal 2006 and fiscal 2005 ended on July 2, 2006 and July 3, 2005, respectively. Fiscal year 2006 ends on December 31, 2006 and fiscal year 2005 ended on January 1, 2006.
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
     Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories and related reserves, investments, income taxes, warranty obligations, restructuring and contingencies, stock compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Actual results could differ from these estimates.
     Short and Long-Term Investments. Short and long-term investments are designated as available-for-sale and reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. In connection with the issuance of the Company’s 1% Convertible Senior Notes (see Note 8, “Financing Arrangements”) and evaluation of future cash requirements, investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year as of the balance sheet date are classified as long-term investments.
     Recent Accounting Pronouncements. In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, or FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company will adopt FIN 48 in the first quarter of fiscal 2007 and is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
2. Stock-Based Compensation
Stock-Based Benefit Plans
     2005 Incentive Plan. In May 2005, the Company’s board of directors adopted the 2005 Stock Incentive Plan, which was amended in May 2006 and renamed the 2005 Incentive Plan (the “2005 Plan”). Shares of the Company’s common stock may be issued under the 2005 Plan pursuant to three separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, (ii) the stock issuance program under which shares may be awarded to such individuals through restricted stock or restricted stock unit awards or as a stock bonus for services rendered to the Company, and (iii) an automatic grant program for the non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. The 2005 Plan also includes a performance-based cash bonus awards program for employees classified under Section 16. Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 16 quarters of continued service. Awards under the stock issuance program generally vest in equal annual installments over a 4 year period. Grants under the automatic grant program will vest in accordance with the specific vesting provisions set forth in that program. A total of 21,236,150 shares of the Company’s common stock have been reserved for issuance under this plan. The share reserve may increase by up to an additional 10,000,000 shares of common stock to the extent that outstanding options under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan expire or terminate unexercised, of which as of July 2, 2006, 708,352 shares of common stock has been added to the 2005 Plan reserve. All options granted under the 2005 Plan were granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant. Through July 2, 2006, options to purchase a total of 6,476,699 shares of common stock were granted to employees under the 2005 Plan, net of cancellations. For the three and six months ended July 2, 2006, awards of 759,863 and 4,812,886 shares of common stock, respectively, were granted to employees under the 2005 Plan, net of cancellations.
     1995 Stock Option Plan and 1995 Non-Employee Directors Stock Option Plan. Both of these plans terminated on May 27, 2005, and no further option grants were made under the plans after that date. However, options that were outstanding under these plans on May 27, 2005 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Grants and awards under this discretionary grant and stock issuance programs will generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service. As of July 2, 2006, options had been granted, net of cancellations, to purchase 38,393,887 and 1,616,000 shares of common stock under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan, respectively.
     2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (“ESPP”) was approved by the stockholders on May 27, 2005. The ESPP plan consists of two components: a component for employees residing in the United States and an international component for employees who are non-U.S. residents. The ESPP plan allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. As of July 2, 2006, a total of 5,000,000 shares were reserved for issuance and for the three and six months ended July 2, 2006, 113,909 shares of common stock were issued under the ESPP plan.
Adoption of SFAS 123(R)
     Effective January 2, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), SFAS 123(R), Share-Based Payment, using the modified-prospective transition method, and therefore, has not restated its financial statements for prior periods. For awards expected to vest, compensation cost recognized in the three and six months ended July 2, 2006 includes the following: (a) compensation cost, based on the grant-date estimated fair value and expense attribution method elected upon the Company’s adoption of SFAS 123(R), related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures.
     The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single-option award approach. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the stock-based awards. The Company’s expected volatility is based on the implied volatility of its traded options and the Company considered the guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 to place exclusive reliance on implied volatilities to estimate our stock volatility over the expected term of the awards. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.
     As a result of adopting SFAS 123(R), the impact to the Condensed Consolidated Financial Statements for the three and six months ended July 2, 2006 to income before income taxes and net income was $30.3 million, $92.4 million, $21.9 million and $76.8 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The basic and diluted earnings per share for the three and six months ended July 2, 2006 was $0.11, $0.11, $0.40 and $0.37 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows and a corresponding deduction from operating cash flows.
Stock Options
     The fair value of the Company’s stock options granted to employees for the three and six months ended July 2, 2006 and July 3, 2005 was estimated using the following weighted average assumptions:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Dividend yield	None	None	None	None
Expected volatility	0.51 - 0.55	0.52	0.51 - 0.55	0.53
Risk-free interest rate	4.89% - 5.08%	3.87%	4.35% - 5.08%	3.89%
Expected lives	3.6 years	4.7 years	3.7 years	4.7 years

Weighted average fair value at grant date	$28.14	$12.14	$27.50	$11.83
     A summary of option activity under all of the Company’s share-based compensation plans as of July 2, 2006 and changes during the six months ended July 2, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except exercise price and contractual term)
Options outstanding at January 1, 2006	20,316	$21.57
Granted	4,964	56.79
Exercised	(3,869)	16.96
Forfeited	(508)	37.06
Expired	(4)	47.57

Options outstanding at July 2, 2006	20,899	30.41	6.7	$477,850

Options vested and expected to vest after July 2, 2006	19,650	29.50	6.7	463,761

Options exercisable at July 2, 2006	8,506	$16.64	5.9	$292,802

     During the three and six months ended July 2, 2006 and July 3, 2005, the aggregate intrinsic value of options exercised under the Company’s share-based compensation plans was $58.6 million, $176.3 million, $11.4 million and $29.2 million, respectively. At July 2, 2006, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
recognized was approximately $199.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.
Restricted Stock
     Restricted stock and restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
     A summary of the changes in restricted stock units outstanding under the Company’s share-based compensation plan during the six months ended July 2, 2006 is presented below:

		Weighted
		Average Grant	Aggregate
		Date	Intrinsic
	Shares	Fair Value	Value
Non-vested share units at January 1, 2006	105,188	$42.19
Granted	601,007	62.11
Vested	(17,040)	31.54
Forfeited	(14,114)	59.04

Non-vested share units at July 2, 2006	675,041	$59.14	$34,413,590

     As of July 2, 2006, the Company had $32.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock, which will be recognized over a weighted average estimated remaining life of 3.0 years.
Employee Stock Purchase Plans (ESPP)
     The fair value of grants under the employee stock purchase plans was estimated on the first date of the purchase period, with the following weighted average assumptions:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Dividend yield	None	None	None	None
Expected volatility	0.54	0.42	0.51	0.45
Risk-free interest rate	4.69%	2.77%	4.53%	2.60%
Expected lives	1/2 year	1/2 year	1/2 year	1/2 year

Weighted average fair value at exercise date	$20.45	$6.74	$18.50	$6.89
     At July 2, 2006, there was $0.3 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a period of approximately 0.1 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Stock Compensation Expense
     The Company recorded $25.9 million and $44.7 million of share-based compensation for the three and six months ended July 2, 2006 that included the following:

	Three months ended	Six months ended
	July 2, 2006	July 2, 2006
	(In thousands)
Share-based compensation expense by caption:
Cost of sales	$2,478	$2,478
Research and development	10,421	19,206
Sales and marketing	5,125	9,165
General and administrative	7,846	13,807

Total	$25,870	$44,656

Share-based compensation expense by type of award:
Stock options	$21,694	$37,748
Restricted stock	3,202	5,239
ESPP	974	1,669

Total	$25,870	$44,656

     Share-based compensation expense of $2.6 million related to manufacturing personnel was capitalized into inventory as of July 2, 2006.
     Prior to fiscal 2006, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation, as amended. The following table illustrates the effect on net income and earnings per share for the three months and six months ended July 3, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s share-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the share-based compensation is recognized over the vesting periods. If the Company had recognized the expense of share-based compensation in the condensed consolidated statement of income, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three months ended	Six months ended
	July 3, 2005	July 3, 2005
	(In thousands, except per share amounts)
Net income, as reported	$70,496	$145,012
Fair value method expense, net of related tax	(10,396)	(20,707)

Pro forma net income	$60,100	$124,305

Earnings per share as reported:
Basic	$0.39	$0.80
Diluted	$0.37	$0.76
Pro forma earnings per share:
Basic	$0.33	$0.69
Diluted	$0.32	$0.65
     Disclosures for the three and six months ended July 2, 2006 are not presented because share-based compensation was accounted for under SFAS 123(R) fair-value method during this period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
3. Warranty
     Changes to the Company’s warranty reserve activity were as follows (in thousands):

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Balance, beginning of period	$8,423	$10,332	$11,258	$11,380
Additions (reductions) to costs of product revenue	4,599	3,909	1,992	4,488
Usage	(3,361)	(2,516)	(3,589)	(4,143)

Balance, end of period	$9,661	$11,725	$9,661	$11,725

     The majority of the Company’s products have a warranty ranging from one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty obligation is affected by customer and consumer returns, product failures and repair or replacement costs incurred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
4. Balance Sheet Detail
Inventories
     Inventories were as follows (in thousands):

	July 2, 2006	January 1, 2006
Raw material	$117,638	$99,006
Work-in-process	72,020	61,900
Finished goods	188,538	170,678

Total inventories	$378,196	$331,584

     In the three and six months ended July 2, 2006 and July 3, 2005, the Company sold approximately $5.2 million, $9.2 million, $4.7 million and $4.9 million, respectively, of inventory that had been fully written-off or reserved in previous periods.
Notes Receivables and Investments in Flash Ventures
     Notes receivable and investments in flash ventures were as follows (in thousands):

	July 2, 2006	January 1, 2006
Notes receivable, FlashVision	$63,750	$61,927
Notes receivable, Flash Partners	96,061	—
Investment in FlashVision	164,888	161,080
Investment in Flash Partners	174,325	42,067

Total notes receivable and investments in flash ventures	$499,024	$265,074

Other Non-current Assets
     Other non-current assets were as follows (in thousands):

	July 2, 2006	January 1, 2006
Investment in foundries	$16,364	$11,013
Deposits	6,437	4,709
Other non-current assets	33,237	42,541

Total other non-current assets	$56,038	$58,263

Other Accrued Liabilities
     Other accrued liabilities were as follows (in thousands):

	July 2, 2006	January 1, 2006
Accrued payroll and related expenses	$45,035	$55,614
Income taxes payable	12,994	2,165
Research and development liability, related party	5,984	4,200
Other accrued liabilities	75,934	53,546

Total other accrued liabilities	$139,947	$115,525

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
5. Goodwill and Other Intangible Assets
Goodwill
     Goodwill balance is as follows (in thousands):

Balance at January 1, 2006	$5,415
Goodwill adjustment	25
Goodwill acquired (Note 11)	161,808

Balance at July 2, 2006	$167,248

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
Other Intangible Assets
     Other intangible assets balances were as follows (in thousands):

	July 2, 2006			January 1, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core technology	$76,300	$(4,996)	$71,304	$—	$—	$—
Developed product technology	12,900	(1,538)	11,362	1,500	(542)	958
Customer relationships	14,100	(2,154)	11,946	—	—	—

Acquisition-related intangible assets	103,300	(8,688)	94,612	1,500	(542)	958
Technology licenses	7,389	(4,769)	2,620	7,389	(3,739)	3,650

Total	$110,689	$(13,457)	$97,232	$8,889	$(4,281)	$4,608

     Other intangible assets increased by $101.8 million in the first quarter of fiscal 2006 as a result of the Company’s acquisition of Matrix Semiconductor, Inc., or Matrix. Technology licenses represent technology licenses purchased from third parties.
     The annual amortization expense of other intangible assets that existed as of July 2, 2006 is expected to be as follows:

	Estimated Amortization Expenses
	Acquisition-
	Related Intangible	Technology
	Assets	License
	(In thousands)
Fiscal periods:
2006 (remaining six months)	$8,864	$1,091
2007	17,687	903
2008	17,229	626
2009	12,724	—
2010	12,529	—
2011 and thereafter	25,579	—

Total	$94,612	$2,620

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

	July 2, 2006	January 1, 2006
	(In thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale short-term investments	$(2,908)	$(4,233)
Available-for-sale investments in foundries	1,832	(383)
Foreign currency translation	12,050	7,251

Total accumulated other comprehensive income	$10,974	$2,635

     Comprehensive income is as follows:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands)
Net income	$95,641	$70,496	$130,756	$145,012
Unrealized income on available-for-sale investment in foundries	238	1,675	2,215	1,213
Unrealized income (loss) on available-for-sale short-term investments	(412)	965	1,325	(1,018)
Currency translation gain (loss)	6,164	(4,224)	4,799	(8,032)

Comprehensive net income	$101,631	$68,912	$139,095	$137,175

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
7. Net Income per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Numerator for basic net income per share:
Net income, as reported	$95,641	$70,496	$130,756	$145,012
Denominator for basic net income per share:
Weighted average common shares outstanding	195,527	181,469	194,302	181,050

Basic net income per share	$0.49	$0.39	$0.67	$0.80

Numerator for diluted net income per share:
Net income, as reported	$95,641	$70,496	$130,756	$145,012
Denominator for basic net income per share:
Weighted average common shares outstanding	195,527	181,469	194,302	181,050
Effect of dilutive options and restricted stock	7,453	8,787	8,220	9,077

Shares used in computing diluted net income per share	202,980	190,256	202,522	190,127

Diluted net income per share	$0.47	$0.37	$0.65	$0.76

     Basic net income per share excludes any dilutive effects of options, unvested stock units, warrants and convertible securities. Diluted net income per share includes the dilutive effects of stock options, unvested stock units, warrants and convertible securities. For the three and six months ended July 2, 2006 and July 3, 2005, a total of 33,188,789, 31,921,634 and 6,038,067 and 6,013,628 shares of common stock issuable under stock options, warrants and the 1% Convertible Senior Notes, respectively, have been omitted from the diluted net income per share calculation because their inclusion would be antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
8. Financing Arrangements
     The following table reflects the carrying value of our long-term borrowings as of July 2, 2006 and January 1, 2006:

	July 2, 2006	January 1, 2006
	(In millions)
1% Convertible Senior Notes due 2013	$1,150.0	$—
     In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due 2013 (the “1% Notes”) at par. The 1% Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The net proceeds to the Company from the offering of the 1% Notes were $1.13 billion.
     The 1% Notes may be converted prior to the close of business on the scheduled trading day immediately preceding February 15, 2013, in multiples of $1,000 principal amount at the option of the holder under any of the following circumstances 1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; 2) during any calendar quarter after the calendar quarter ending June 30, 2006, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or 3) upon the occurrence of specified corporate transactions. On and after February 15, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date of May 15, 2013, holders may convert their notes at any time, regardless of the foregoing circumstances.
     Upon conversion, a holder will receive the conversion value of the 1% Notes to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 1% Note will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, a combination of common stock and cash. The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, upon a fundamental change at any time, as defined, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.
     The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2006. Debt issuance costs of approximately $24.5 million are being amortized to interest expense over the term of the 1% Notes.
     Concurrently with the issuance of the 1% Notes, the Company purchased a convertible bond hedge and sold warrants. The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1% Notes and to increase the initial conversion price to $95.03 per share. Each of these components are discussed separately below:
•	Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 14.0 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1% Notes in full, at a price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes or the first day none of the 1% Notes remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issued upon conversion of the 1% Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1% Notes. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $386.1 million has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, or EITF 00-19, Accounting for Derivative Financial Statements Indexed to, and Potentially Settled

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
in, a Company’s Own Stock. The Company recorded a tax benefit of approximately $145.6 million in stockholders’ equity from the deferred tax assets related to the convertible bond hedge.

•	Sold Warrants. The Company received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14.0 million shares of the Company’s common stock at an exercise price of $95.03 per share. The warrants have an expected life of 7.25 years and expire in August 2013. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of July 2, 2006, the warrants had not been exercised and remained outstanding. The value of the warrants has been classified as equity because they meet all the equity classification criteria of EITF 00-19.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
9. Commitments, Contingencies and Guarantees
Commitments
     FlashVision. The Company has a 49.9% ownership interest in FlashVision Ltd., or FlashVision, a business venture with Toshiba Corporation, or Toshiba, formed in fiscal 2000. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 200-millimeter wafer fabrication facilities, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by FlashVision. FlashVision purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a mark-up. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase half of FlashVision’s NAND wafer supply. The Company cannot estimate the total amount of this commitment as of July 2, 2006, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of July 2, 2006, the Company had notes receivable from FlashVision of 7.3 billion Japanese yen, or approximately $64 million based upon the exchange rate at July 2, 2006. These notes are secured by the equipment purchased by FlashVision using the note proceeds. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. See “Off Balance Sheet Liabilities.”
     Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd., or Flash Partners, a business venture with Toshiba, formed in fiscal 2004. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility, Fab 3, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners. Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a mark-up. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase half of Flash Partners’ NAND wafer supply. The Company cannot estimate the total amount of this commitment as of July 2, 2006, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of July 2, 2006, the Company and Toshiba had committed to expand Flash Partners’ capacity to 90,000 wafer starts per month. The Company currently estimates the total equipment funding obligation at the 90,000 wafer starts per month level to be approximately 430.0 billion Japanese yen, or approximately $3.8 billion based upon the exchange rate at July 2, 2006. Of this amount, the Company is obligated to fund 215.0 billion Japanese yen, or approximately $1.9 billion based upon the exchange rate at July 2, 2006, of which approximately $0.9 billion was left to fund as of July 2, 2006. After considering the commitments between the Company and Toshiba to expand capacity at Flash Partners, the Company continues to not be the primary beneficiary of Flash Partners. On July 27, 2006, the Company and Toshiba agreed to accelerate the expansion of Fab 3, which is expected to bring Fab 3 wafer capacity from the previously planned 90,000 wafers per month to 110,000 wafers per month by July 2007. See Note 14, “Subsequent Events.”
     As of July 2, 2006, Flash Partners had utilized operating lease facilities of 117.0 billion Japanese yen, or approximately $1.02 billion based on the exchange rate at July 2, 2006. As of July 2, 2006, the Company’s guarantee of the Flash Partners’ operating lease obligation, net of accumulated lease payments, was approximately 54.3 billion Japanese yen, or approximately $474 million based upon the exchange rate at July 2, 2006. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be obligated to guarantee in whole or in part.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd., or Flash Alliance, a business venture with Toshiba, formed on July 7, 2006. In the venture, Company and Toshiba will collaborate in the development and manufacture of NAND flash memory products. These NAND flash memory products will be manufactured by Toshiba at the proposed 300-millimeter wafer fabrication facility, Fab 4, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment that will be owned or leased by Flash Alliance. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a mark-up. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting. The Company is committed to purchase half of Flash Alliance’s NAND wafer supply.
     The capacity of Fab 4 at full expansion is expected to be greater than 150,000 wafers per month and the timeframe to reach full capacity is to be mutually agreed by the parties. To date, the parties have agreed to an expansion plan to 67,500 wafers per month for which the total investment in Fab 4 is currently estimated at approximately $3.0 billion through the end of 2008, of which the Company’s share is currently estimated to be approximately $1.5 billion. Initial NAND production is currently scheduled for the end of 2007. For expansion beyond 67,500 wafers per month, it is expected that investments and output would continue to be shared 50/50 between the Company and Toshiba. The Company expects to fund its portion of the investment through its cash as well as other financing sources. The Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As a part of the FlashVision, Flash Partners and Flash Alliance venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. As of July 2, 2006, the Company had accrued liabilities related to these expenses of $6.0 million.
     Toshiba Foundry. The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of this agreement, the Company is required to provide Toshiba with a purchase order commitment based on a six-month rolling forecast.
     Business Ventures and Foundry Arrangement with Toshiba. Purchase orders placed under the Toshiba ventures and foundry arrangement with Toshiba relating to the first three months of the six-month forecast are binding and cannot be canceled. At July 2, 2006, the Company had approximately $155.1 million of noncancelable purchase orders for flash memory wafers outstanding to FlashVision, Flash Partners and Toshiba.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Off Balance Sheet Liabilities
     The following table details the Company’s portion of the remaining indemnification or guarantee obligation under each of the FlashVision and Flash Partners master lease facilities in both Japanese yen and United States dollar equivalent based upon the exchange rate at July 2, 2006.

	Lease Amounts(1)		Expiration
Master Lease Agreement	(Yen in billions)	(Dollars in millions)
FlashVision
June 2006	¥7.5	$65.6	2009

Flash Partners
December 2004	21.6	188.5	2010
December 2005	16.7	145.6	2011
June 2006	16.0	139.7	2011

Total Flash Partners	54.3	473.8

Total indemnification or guarantee obligation	¥61.8	$539.4

(1)	The maximum amount of the Company’s contingent indemnification or guarantee obligation, net of payments and any lease adjustments.
     FlashVision. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese yen, or approximately $331 million based upon the exchange rate at July 2, 2006, with Mizuho Leasing, and other financial institutions. On May 31, 2006, FlashVision refinanced the remaining balance of this equipment lease arrangement. The refinanced arrangement was approximately 15.0 billion Japanese yen, or approximately $131 million based upon the exchange rate at July 2, 2006. Lease payments are due quarterly and are scheduled to be completed in February 2009 and a residual payment of 3.1 billion Japanese yen, or $27 million based upon the exchange rate at July 2, 2006, will be due in February 2009. Under the terms of the refinanced lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of July 2, 2006, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 7.5 billion Japanese yen, or approximately $66 million based upon the exchange rate at July 2, 2006.
     Flash Partners. Flash Partners intends to sell and lease-back from a consortium of financial institutions a portion of its tools and has entered into three equipment lease agreements of approximately 117.0 billion Japanese yen, or approximately $1.02 billion based upon the exchange rate at July 2, 2006. As of July 2, 2006, Flash Partners had drawn down the entire amounts from each of the three master lease facilities. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under the master lease agreements. Lease payments are due quarterly and are scheduled to be completed in stages through 2011. At the end of each of the lease terms, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The master lease agreements contains covenants that require the Company to maintain a minimum shareholder equity balance of $1.16 billion as well as a long-term loan rating of BB- or Ba3, based on a named independent rating service. In addition, the master lease agreements contain customary events of default for a Japanese lease facility. The master lease agreements are exhibits to the Company’s most recent annual report for Form 10-K and the most recent lease facility is an exhibit to this quarterly report on Form 10-Q. These agreements should be read carefully in its entirety for a comprehensive understanding of its terms and the nature of the obligations the Company guaranteed. The fair value of the Company’s guarantee of Flash Partners’ lease obligation was insignificant at inception of the guarantee. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be required to guarantee in whole or in part. As of July 2, 2006, the maximum amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects payments and any lease adjustments, was approximately 54.3 billion Japanese yen, or approximately $474 million based upon the exchange rate at July 2, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Guarantees
     Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of July 2, 2006, no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of July 2, 2006 or January 1, 2006, as this liability is not reasonably estimable even though liability under these agreements is not remote.
     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other, Flash Partners and Flash Alliance for, environmental remediation costs or liability resulting from Flash Partners or Flash Alliance’s manufacturing operations in certain circumstances. In 2004 and 2006, respectively, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facility at which Flash Partners operations are located and Flash Alliance operations will be located to establish a baseline for evaluating future environmental conditions. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Partners or Flash Alliance infringe third-party patents. The Company has not made any indemnification payments under any such agreements and as of July 2, 2006, no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Contractual Obligations and Off Balance Sheet Arrangements
     Contractual Obligations. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at July 2, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands). In addition to the summarization below, on July 7, 2006, the Company agreed to invest $1.5 billion through the end of fiscal 2008 in Flash Alliance. See Note 14, “Subsequent Events.”

						More than 5
			Less than	2 - 3 Years	3 –5 Years	Years
			1 Year	(Fiscal 2007	(Fiscal 2009	(Beyond
	Total		(6 months 2006)	and 2008)	and 2010)	Fiscal 2010)
Operating leases	$41,325		$2,646	$10,932	$10,578	$17,169
FlashVision, fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	263,538	(4)	49,290	142,063	69,420	2,765
Flash Partners fabrication capacity expansion and start-up costs, and reimbursement for certain other costs including depreciation (1)	2,559,206	(4)	102,836	1,521,447	616,263	318,660
Toshiba research and development	93,762	(4)	18,762	75,000	—	—
Capital equipment purchases commitments	38,811		38,811	—	—	—
1% Convertible Senior Notes principal and interest (2)	1,229,016		5,750	23,000	23,000	1,177,266
Operating expense commitments	80,291		80,291	—	—	—
Noncancelable production purchase commitments (3)	528,436	(4)	528,436	—	—	—

Total contractual cash obligations	$4,834,385		$826,822	$1,772,442	$719,261	$1,515,860

Off Balance Sheet Arrangements.
As of
July 2, 2006
Indemnification of FlashVision foundry equipment lease (5)	$65,555
Guarantee of Flash Partners lease (6)	$473,827

(1)	In July 2006, the Company and Toshiba agreed to accelerate the expansion of Fab 3 to 110,000 wafers per month and agreed to an additional investment in Fab 3 of approximately $350 million.

(2)	In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2006.

(3)	Includes Toshiba foundries, FlashVision, Flash Partners, related parties vendors and other silicon sources vendors purchase commitments.

(4)	Includes amounts denominated in Japanese yen which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at July 2, 2006.

(5)	The Company’s contingent indemnification obligation is 7.5 billion Japanese yen, or approximately $66 million based upon the exchange rate at July 2, 2006.

(6)	The Company’s guarantee obligation, net of cumulative lease payments, is 54.3 billion Japanese yen, or approximately $474 million based upon the exchange rate at July 2, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Foreign Currency Exchange Contracts
     The Company’s objective for holding derivatives is to minimize the material risks associated with non-functional currency transactions. The Company does not enter into derivatives for speculative or trading purposes. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in fair value recorded in other income (expense). The Company had foreign currency exchange contract lines available in the amount of $1.24 billion at July 2, 2006 to enter into foreign currency forward contracts. As of July 2, 2006, the Company had foreign currency forward contracts in place with a notional amount of 14.8 billion Japanese yen, or approximately $129 million based upon the exchange rate at July 2, 2006. The fair value of these foreign currency forward contracts as of July 2, 2006 was immaterial. The realized gains and losses on foreign currency forward contracts for the three and six months ended July 2, 2006 were immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
10. Related Parties and Strategic Investments
     Toshiba. The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners. See also Note 9, “Commitments, Contingencies and Guarantees.” The Company purchased NAND flash memory wafers from FlashVision, Flash Partners and Toshiba, made payments for shared research and development expenses, made loans to FlashVision and Flash Partners and made investments in Flash Partners totaling approximately $367.5 million, $562.6 million, $121.7 million and $251.0 million in the three and six months ended July 2, 2006 and July 3, 2005, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. At July 2, 2006 and January 1, 2006, the Company had accounts payable balances due to FlashVision of $20.1 million and $23.0 million, respectively, balances due to Flash Partners of $38.0 million and $27.0 million, respectively, and balances due to Toshiba of $16.7 million and $11.7 million, respectively. At July 2, 2006 and January 1, 2006, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $6.0 million and $4.2 million, respectively.
     Tower Semiconductor. The Company owns approximately 13% of the outstanding shares of Tower Semiconductor Ltd., or Tower, one of its suppliers of wafers for its controller components, has prepaid wafer credits issued by Tower, and has convertible debt and a warrant to purchase Tower ordinary shares. The Company’s Chief Executive Officer is also a member of the Tower board of directors. The Company has sourced controller wafers from Tower since the third quarter of fiscal 2003. As of July 2, 2006, the Company owned approximately 11.1 million Tower shares with a carrying value and market value of $15.0 million and $15.6 million, respectively, a warrant to purchase 0.4 million Tower ordinary shares at an exercise price of $7.50 per share, with a carrying value of zero and Tower prepaid wafer credits with a carrying value of zero. In addition, the Company holds a Tower convertible debenture with a carrying value and market value of $4.1 million. The Company purchased controller wafers and related non-recurring engineering, or NRE, of approximately $10.1 million, $16.6 million, $4.6 million and $14.7 million in the three and six months ended July 2, 2006 and July 3, 2005, respectively. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At July 2, 2006 and January 1, 2006, the Company had amounts payable to Tower of approximately $5.1 million and $2.4 million, respectively, related to the purchase of controller wafers and related NRE. On August 2, 2006, the Company entered in to a non-binding memorandum of understanding to loan $10 million to Tower to fund a portion of the overall expansion of Tower’s 0.13 micron logic wafer capacity. See Note 14, “Subsequent Events.”
     Flextronics. The Chairman of Flextronics International, Ltd., or Flextronics, has served on the Company’s Board of Directors since September 2003. For the three and six months ended July 2, 2006 and July 3, 2005, the Company recorded revenues related to Flextronics and its affiliates of $29.8 million, $49.0 million, $3.4 million and $7.2 million, respectively, and at July 2, 2006 and January 1, 2006, the Company had receivables from Flextronics and its affiliates of $30.3 million and $12.5 million, respectively. In addition, the Company purchased from Flextronics and its affiliates $6.2 million, $20.6 million, $8.7 million and $19.3 million of services for card assembly and testing in the three and six months ended July 2, 2006 and July 3, 2005, respectively, which are ultimately reflected as a component of the Company’s cost of product revenues. At July 2, 2006 and January 1, 2006, the Company had amounts payable to Flextronics and its affiliates of approximately $0.7 million and $5.4 million, respectively, for these services.
     U3, LLC. The Company and msystems Ltd., or msystems, each own 50% of U3, LLC, an entity established to develop and market a next generation platform for universal serial bus flash drives. The Company has consolidated the statement of financial position and the results of operations of U3 since the first quarter of fiscal 2005. The Company’s total investment in U3 as of July 2, 2006 was $6.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
11. Business Acquisition
     Matrix Semiconductor. On January 13, 2006, the Company completed the acquisition of Matrix Semiconductor, Inc., or Matrix, a designer and developer of three-dimensional (3-D) integrated circuits. Matrix® 3-D Memory is used for one-time programmable storage applications that complement the Company’s existing flash storage memory products. The Company acquired 100% of the outstanding shares of Matrix for a total purchase price of $296.4 million, consisting of $20.0 million in cash, 3,722,591 shares of common stock valued at $242.3 million, assumed equity instruments to issue 567,704 shares of common stock valued at $33.2 million and transaction expenses of $0.9 million primarily for accounting and legal fees. The assumed stock options were valued using the Black-Scholes-Merton valuation model with the following assumptions: stock price of $65.09; a weighted average volatility rate of 52.8%; a risk-free interest rate of 4.3%; a dividend yield of zero and a weighted average expected remaining term of 1.4 years. The fair value of unvested assumed stock options, which was valued at the consummation date, will be recognized as compensation expenses, net of forfeitures, over the remaining vesting period.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Acquisition-Related Restructuring. During the first quarter of fiscal 2006, the Company established its plans to integrate the Matrix operations which included exiting duplicative facilities and recorded $17.5 million for acquisition-related restructuring activities, of which $17.4 million relates to excess lease obligations. The lease obligations extend through the end of the lease term in 2016. These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire Matrix.
     In-process Technology. As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology which was determined through established valuation techniques in the high-technology computer industry and written-off in the first quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $39.6 million in the first quarter of fiscal 2006. As of July 2, 2006, it was estimated that these in-process projects would be completed over the next one to three years at an estimated total cost of $16.0 million.
     The net cash flows from the identified projects were based on estimates of revenues, costs of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisition. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects were expected to grow through fiscal 2009 and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with ongoing maintenance after a product is released. These activities range from 0% to 5% of net Matrix’s portion of the Company’s revenues for the in-process technologies.
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
     Pro Forma Results. The following unaudited pro forma financial information for the six months ended July 2, 2006 and three and six months ended July 3, 2005, presents the combined results of the Company and Matrix, as if the acquisition had occurred at the beginning of the periods presented. Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for acquired in-process technology were excluded as these items were non-recurring.

	Three months
	ended	Six months ended
	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands, except per share amounts)
Net revenues	$516,584	$1,343,287	$972,409
Net income	$58,594	$160,048	$123,365
Net income per share
Basic	$0.32	$0.82	$0.67
Diluted	$0.30	$0.79	$0.63
     The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Matrix constituted a consolidated entity during such periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
12. Income Taxes
     The Company recorded tax provisions of $54.9 million, $96.2 million, $41.4 million and $85.2 million for the three and six months ended July 2, 2006 and July 3, 2005, respectively, or effective tax rates of 36.5%, 42.4%, 37.0%, and 37.0% for the three and six months ended July 2, 2006 and July 3, 2005, respectively. The Company’s effective tax rate for the second quarter of fiscal 2006 differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, non-deductible stock option compensation expense recorded under FAS 123(R), non-deductible amortization of intangibles, and the tax impact of non-U.S. operations.
     The tax benefits associated with stock option activity for the three and six months ended July 2, 2006 and July 3, 2005 reduced taxes payable by $19.1 million, $61.0 million, $3.7 million and $9.1 million, respectively. Such benefits are credited to capital in excess of par value when realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
13. Litigation
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against the Company. In each case listed below where the Company is the defendant, the Company intends to vigorously defend the action.
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. The court granted summary judgment of non-infringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to district court.
     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ‘222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ‘002, ‘894 and ‘219 patents are unenforceable. On March 17, 2006, the Court granted a stipulation by the parties withdrawing all claims and counterclaims regarding the ‘002 patent.
     On October 2, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The suit, captioned Philippe de Vries, Julia Frances Dunbar De Vries Trust, et al., v. Tower Semiconductor Ltd., et al., Civil Case No. 03 CV 4999, was filed against Tower and a number of its shareholders and directors, including the Company and Dr. Harari, who is a Tower board member, and asserted claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a 9 promulgated there under. The lawsuit alleged that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs sought unspecified damages and attorneys’ and experts’ fees and expenses. On August 19, 2004, the court granted the Company’s and the other defendants’ motion to dismiss the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On June 1, 2006, the Court of Appeals issued its ruling affirming the dismissal of the case.
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
     On February 4, 2005, STMicro filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44 (the “'44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “'45 Action”), respectively. The complaints seek damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. in the '45 Action. The counterclaims seek damages and injunctive relief against STMicroelectronics N.V. and STMicroelectronics, Inc. flash memory products. In the '44 Action, the Magistrate Judge has issued a Report and Recommendation that the Company’s motion for summary judgment of non-infringement on all accused products be granted. STMicro has asked the U.S. District Court Judge to reject that Report and Recommendation. The '45 Action, previously scheduled for trial in November, 2006, is now expected to have a trial date in the first quarter of 2007.
     On October 15, 2004, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA 526) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission, naming STMicroelectronics N.V. and STMicroelectronics, Inc. (“STMicro”) as respondents. In the complaint, the Company alleges that STMicro’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ‘338 patent), and seek an order excluding their products from importation into the United States. In the complaint, the Company alleges that STMicro’s NAND flash memory infringes the ‘338 patent and seeks an order excluding their products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. Section 1337 against STMicro in response to the Company’s complaint. A hearing was held from August 1-8, 2005. On October 19, 2005, the Administrative Law Judge issued an initial determination confirming the validity and enforceability of the Company’s United States Patent 5,172,338 (‘338 patent) by rejecting STMicro’s claims that the patent was invalidated by prior art. The initial determination, however, found that STMicro’s NAND flash memory chips did not infringe three claims of the ‘338 patent. On October 31, 2005, the Company filed a petition with the International Trade Commission to review and reverse the finding of non-infringement. Also, on October 31, 2005, STMicro filed a petition for review with the International Trade Commission to review and reverse the finding that the patent was valid and enforceable. On December 6, 2005, the ITC issued its decision. The ITC declined to review the finding of non-infringement, and, after reviewing the finding of validity, declined to take any position on the issue of validity. The Company is appealing the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit.
     On October 14, 2005, STMicroelectronics, Inc. filed a complaint against the Company and the Company’s CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216. The complaint alleges that STMicroelectronics, Inc., as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On November 23, 2005, Harari and the Company filed counterclaims, asserting the Company’s ownership of the patents and applications raised in the complaint. On December 13, 2005, STMicroelectronics, Inc. filed a motion to remand the case back to the Superior Court of Alameda County. STMicro’s remand motion was denied by the Court in March 2006. On April 24, 2006, Dr. Harari and the Company filed a motion for summary judgment on statute of limitations and other grounds that, if granted, would result in dismissal of all of STMicro’s claims. The court did not rule on the motion for summary judgment. On July 18, 2006, the case was remanded to the Superior Court of Alameda County after briefing and oral argument on a motion by STMicro for reconsideration of the order denying remand. Case No. HG 05237216 is now scheduled for an initial case management conference on September 15, 2006.

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
     On January 10, 2006, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA-560) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the ITC, naming STMicro as respondents. In the complaint, the Company alleges that: (i) STMicro’s NOR flash memory infringes the ‘338 patent; (ii) STMicro’s NAND flash memory infringes U.S. Patent No. 6,542,956; and (iii) STMicro’s NOR flash memory and NAND flash memory infringe U.S. Patent No. 5,991,517. The complaint seeks an order excluding STMicro’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on the Company’s complaint, on February 8, 2006. On March 31, 2006, STMicro filed a motion for partial summary determination or termination of the investigation with respect to the ‘338 patent. On May 1, 2006, the Administrative Law Judge denied STMicro’s motion in an order that is not subject to review by the ITC. On May 17, 2006, SanDisk filed a motion to voluntarily terminate the investigation with respect to U.S. Patent No. 6,542,956. The motion was granted June 1, 2006.
     On or about July 15, 2005, Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., (“Sisvel”) filed suit against the Company and others in the district court of the Netherlands in The Hague in a case captioned Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A. adverse to SanDisk International Sales, Moduslink B.V. and UPS SCS (Nederland) B.V., Case No. 999.131.1804 (Cause List numbers 2006/167 and 2006/168). Sisvel alleges that certain of the Company’s MP3 products infringe three European patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly indicated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. The Company has submitted pleadings asking the court to strike Sisvel’s pleadings as legally insufficient and seeking other procedural relief. The court is still addressing these procedural matters and the Company will not be required to answer on the substance of Sisvel’s claim until September 2006 at the earliest.
     In a related action, on March 9, 2006, the Company filed an action in the English High Court, Chancery Division, Patents Court, in London, against Sisvel and the owners of the patents Sisvel has asserted against the Company in the Netherlands. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), Institut für Rundfunktechnik GmbH (a German corporation) and Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., Case No. HC 06 C 00835. In this action, the Company seeks a declaration of non-infringement of the patents asserted by Sisvel in connection with the Company’s MP3 products. The Company also seeks a declaration that the patents are not “essential” to the technology of MP3 players, as Sisvel presently contends in the case filed in the Netherlands. The defendants have submitted their formal defense and counterclaimed for infringement. The trial in this matter is expected to take place along with the trial for Case No. HC 06 C 00615 in March 2007.
     In another related action, on April 13, 2006, Audio MPEG filed a complaint alleging patent infringement in the District Court for the Eastern District of Virginia. The case is Audio MPEG v. SanDisk Corporation, Case No. 2:06cv209 WDK/JEB. Audio MPEG holds itself out to be the U.S. subsidiary of Sisvel and purports to have the right to enforce certain patents in the U.S. on subject matter related to the patents asserted by Sisvel in the Netherlands. Specifically, Audio MPEG asserts U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”). The complaint seeks damages and injunctive relief. The Company responded promptly, filing a motion to dismiss on April 20, 2006, asking the court to dismiss the complaint on the grounds that Audio MPEG failed to join the patent holders as co-plaintiffs. Audio MPEG responded by voluntarily joining the patent owners as defendants. Thereafter, the Company sought to have the case dismissed or transferred to the Northern District of California. The court has not yet decided the transfer or dismissal motions.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company’s subsidiary, SanDisk GmbH, for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk GmbH, file no. 7 O 90/06, which was served on the Company on or about May 10, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk Corporation, file no. 7 O 89/06, which was served on the Company in or about July, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents.
     On August 7, 2006 two lawsuits were filed against the Company and others in the California Superior Court for Santa Clara County, captioned Dashiell v. SanDisk Corporation, et al., Case No. 1-06-CV-068759 and Capovilla v. SanDisk Corporation, et al, Case No. 1-06-CV-068760. Each complaint purports to assert a class action claim on behalf of shareholders of msystems Ltd. (“msystems”) and further purports to assert derivative claims on behalf of msystems. Defendants include the Company, msystems, and several officers and directors of msystems. The complaints allege breaches of fiduciary duties by officers and directors of msystems relating to alleged option backdating and to allegedly furthering their own interests in connection with the merger, and that these alleged breaches were aided and abetted by the Company. The complaints further allege that the terms of the announced merger between the Company and msystems are not fair to msystems’ shareholders. The complaints seek compensatory damages, an accounting, imposition of a constructive trust, punitive damages, a declaration that the merger agreement is unlawful and unenforceable, an injunction against consummation of the merger, rescission of the merger agreement, and other relief.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
14. Subsequent Events
     On July 7, 2006, the Company closed a transaction with Toshiba under which the Company and Toshiba created a new semiconductor company, Flash Alliance Ltd., or Flash Alliance, a Japanese tokurei yugen kaisha, owned 49.9% by the Company and 50.1% by Toshiba, and agreed to cooperate in the construction and equipping of an additional 300-millimeter NAND wafer fabrication facility (Fab 4), to produce NAND flash memory products for the parties. See Note 9, “Commitments, Contingencies and Guarantees.”
     On July 27, 2006, the Company and Toshiba agreed to accelerate the expansion of Fab 3, which is expected to bring Fab 3 wafer capacity from the previously planned 90,000 wafers per month to 110,000 wafers per month by July 2007. The incremental investment by the Company for 50% of this higher Fab 3 output is currently estimated at approximately 40 billion Japanese yen, or $350 million based upon the exchange rate at July 2, 2006, over the next 12 months. The Company’s total investment to bring Fab 3 wafer capacity to 110,000 wafers per month is expected to be approximately $2.2 billion. The Company expects to fund its portion of the investment through cash on hand as well as other financing sources.
     On July 30, 2006, the Company entered into agreements to acquire msystems Ltd., or msystems, in an all stock transaction. This combination will join together two flash memory companies with complementary products, customers and channels. In the transaction, each msystems ordinary share will be converted into 0.76368 of a share of the Company’s common stock. The closing of the transaction is subject to conditions, including, among others, Israeli court approval, regulatory approval and msystems’ shareholder approval. The transaction is expected to close as early as the fourth quarter of 2006.
     On August 2, 2006, the Company entered in to a non-binding memorandum of understanding to loan $10 million to Tower to fund a portion of the overall expansion of Tower’s 0.13 micron logic wafer capacity. Furthermore, the Company has committed to purchase, upon such expansion, volume production quantities of 0.13 micron wafers during 2007 and 2008 and will have right of first refusal on the use of the extra capacity produced by the equipment related to this loan through 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to significant risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” and elsewhere in this report. Our business, financial condition or results of operations could be materially adversely affected by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, except as required by law. References in this report to “SanDisk®,” “we,” “our,” and “us” refer collectively to SanDisk Corporation, a Delaware corporation, and its subsidiaries.
Overview
     We are the worldwide leader in flash storage card products. We design, develop and market flash storage devices used in a wide variety of consumer electronics products. Flash storage allows data to be stored in a compact format that retains the data for an extended period of time after the power has been turned off. Our flash storage card products are designed to enable mass-market adoption of digital cameras, feature phones, MP3 players and other digital consumer devices. Our products include flash cards, Universal Serial Bus, or USB, flash drives and digital audio players.
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
     In January 2006, we acquired Matrix Semiconductor, Inc., or Matrix, a designer and developer of three-dimensional (3-D) integrated circuits. Matrix® 3-D Memory is used for one-time programmable storage applications that complement our existing flash storage memory products. Matrix 3-D Memory is used for storage applications that do not require rewriteable memory and where low cost is the paramount consideration, such as video games, music and other content, or for archiving. The acquisition of Matrix resulted in a $39.6 million write-off of in-process acquired technology during the first quarter of fiscal 2006.
     In May 2006, we issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due 2013 (the “1% Notes”). The 1% Notes were issued at par and pay interest at a rate of 1% per annum. The 1% Notes may be converted, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. The net proceeds to us from the offering of the 1% Notes were $1.13 billion. Concurrently with the issuance of the 1% Notes, we purchased a convertible bond hedge and sold warrants. The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1% Notes and to increase the initial conversion price to $95.03 per share. Net proceeds from this offering will be used for general corporate purposes, including capital expenditures for new and existing manufacturing facilities, development of new technologies, general working capital and other non-manufacturing capital expenditures. The net proceeds may also be used to fund strategic investments or acquisitions of products, technologies or complementary businesses or obtain the right or license to use additional technologies.
     On July 7, 2006, we and Toshiba Corporation, or Toshiba, entered into a business venture, Flash Alliance Ltd., or Flash Alliance, to build Fab 4, a proposed new advanced 300-millimeter wafer fabrication facility at Toshiba’s Yokkaichi, Japan operations, to meet the anticipated fast growing demand for NAND flash memory in 2008 and beyond. We own 49.9% and Toshiba owns 50.1% of Flash Alliance. Both we and Toshiba will collaborate in the development and manufacture of NAND flash memory products. These NAND flash memory products will be manufactured by Toshiba at Fab 4 using the semiconductor manufacturing equipment owned or leased by Flash Alliance. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a mark-up. We account for our 49.9% ownership position in Flash Alliance under the equity method of accounting. We are committed to purchase half of Flash Alliance’s NAND wafer supply.

     The capacity of Fab 4 at full expansion is currently expected to be approximately 150,000 wafers per month and the timeframe to reach full capacity is to be mutually agreed by the parties. To date, the parties have agreed to an expansion plan to 67,500 wafers per month for which the total investment in Fab 4 is currently estimated at approximately $3.0 billion through the end of 2008, of which our share is currently estimated to be approximately $1.5 billion. Initial NAND production is currently scheduled for the end of 2007. For expansion beyond 67,500 wafers per month, it is expected that investments and output would continue to be shared 50/50 between us and Toshiba. We expect to fund our portion of the investment through our cash as well as other financing sources. We are also committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to us and Toshiba are insufficient to cover these costs.
     On July 30, 2006, we entered into agreements to acquire msystems Ltd., or msystems, in an all stock transaction. This combination will join together two flash memory companies with complementary products, customers and channels. In the transaction, each msystems ordinary share will be converted into 0.76368 of a share of our common stock. The closing of the transaction is subject to conditions, including, among others, Israeli court approval, regulatory approvals and msystems’ shareholder approval. The transaction is expected to close as early as the fourth quarter of 2006.
     Beginning in the first quarter of fiscal 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share Based Payments, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the six months ended July 2, 2006 included the following: (a) compensation cost based on the grant date fair value related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R), we recognized share-based compensation expense of $25.9 million and $44.7 million during the three months and six months ended July 2, 2006, which affected our reported cost of sales, research and development, selling and marketing and general and administrative expenses. In addition, at July 2, 2006, we capitalized to inventory $2.6 million of compensation cost for share-based awards that were issued to manufacturing personnel. We calculate this share-based compensation expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes-Merton closed-form option valuation model. As of July 2, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $231.5 million, which we expect will be recognized over a weighted-average period of 2.7 years.

Results of Operations

	Three months ended				Six months ended
		% of		% of		% of		% of
	July 2, 2006	Revenue	July 3, 2005	Revenue	July 2, 2006	Revenue	July 3, 2005	Revenue
	(In millions, except percentages)
Product revenues	$636.7	88.5%	$453.8	88.1%	$1,174.4	87.5%	$853.5	88.4%
License and royalty revenues	82.5	11.5%	61.1	11.9%	168.0	12.5%	112.4	11.6%

Total revenues	719.2	100.0%	514.9	100.0%	1,342.4	100.0%	965.9	100.0%
Cost of product revenues	430.2	59.8%	300.8	58.4%	815.0	60.7%	552.0	57.1%

Gross margins	289.0	40.2%	214.1	41.6%	527.4	39.3%	413.9	42.9%
Operating expenses Research and development	73.8	10.3%	61.4	11.9%	137.5	10.2%	107.4	11.1%
Sales and marketing	45.1	6.3%	27.0	5.2%	88.4	6.6%	51.6	5.4%
General and administrative	37.2	5.2%	19.6	3.9%	67.2	5.0%	35.3	3.7%
Write-off of acquired in-process technology	—	—	—	—	39.6	3.0%	—	—
Amortization of acquisition related intangible assets	4.4	0.5%	—	0.0%	8.2	0.6%	—	—

Total operating expenses	160.5	22.3%	108.0	21.0%	340.9	25.4%	194.3	20.2%

Operating income	128.5	17.9%	106.1	20.6%	186.5	13.9%	219.6	22.7%
Non-operating income, net	22.0	3.0%	5.8	1.1%	40.5	3.0%	10.6	1.1%

Income before taxes	150.5	20.9%	111.9	21.7%	227.0	16.9%	230.2	23.8%
Provision for income taxes	54.9	7.6%	41.4	8.0%	96.2	7.2%	85.2	8.8%

Net income	$95.6	13.3%	$70.5	13.7%	$130.8	9.7%	$145.0	15.0%

Product Revenues

	Three months ended			Six months ended
			Percent			Percent
	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3, 2005	Change
	(In millions, except percentages)
Retail	$446.2	$376.5	19%	$818.2	$693.1	18%
OEM	190.5	77.3	146%	356.2	160.4	122%

Product revenues	$636.7	$453.8	40%	$1,174.4	$853.5	38%

     The increase in our product revenues for the three months ended July 2, 2006 compared to the three months ended July 3, 2005 was comprised of a 178% increase in the number of megabytes sold, partially offset by a 49% reduction in our average selling price per megabyte. Our product revenues for the six months ended July 2, 2006 compared to the six months ended July 3, 2005 was comprised of a 172% increase in the number of megabytes sold, partially offset by a 49% reduction in our average selling price per megabyte. Our year-over-year product revenue growth for the three and six months ended July 2, 2006 was primarily due to increased sales of cards for handsets, digital audio players, cards for gaming devices and high performance cards for cameras, primarily our SanDisk Ultra® and our SanDisk Extreme® cards. We expect to continue to reduce our price per megabyte as technology advances allow us to further reduce our cost per megabyte.
     Our top ten customers represented approximately 52% and 51% of our total revenues in the three and six months ended July 2, 2006, respectively, compared to 50% and 58% in three and six months ended July 3, 2005, respectively. No customer exceeded 10% of our total revenues in either of the three and six months ended July 2, 2006 and July 3, 2005 except Samsung Electronics Co. Ltd., which was 11% and 12% in the three and six months ended July 2, 2006, respectively, including sales of our products and royalty revenues.

Geographical Product Revenues

	Three months ended					Six months ended
	July 2, 2006		July 3, 2005			July 2, 2006		July 3, 2005
		Pct of		Pct of	Percent		Pct of		Pct of	Percent
	Revenue	Revenue	Revenue	Revenue	Change	Revenue	Revenue	Revenue	Revenue	Change
	(In millions, except percentages)
North America	$276.2	43%	$235.5	52%	17%	$493.4	42%	$438.4	51%	13%
EMEA	153.3	24%	122.0	27%	26%	293.6	25%	233.2	27%	26%
Other foreign countries	207.2	33%	96.3	21%	115%	387.4	33%	181.9	22%	113%

	$636.7	100%	$453.8	100%	40%	$1,174.4	100%	$853.5	100%	38%

     The geographic breakdown of our product revenues for the three and six month periods ended July 2, 2006 over the comparable periods in fiscal 2005 reflects higher sales to the Asia-Pacific based locations for handset OEM customers that are bundling our flash memory cards with music and camera enabled handsets.
License and Royalty Revenues

	Three months ended			Six months ended
			Percent			Percent
	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3, 2005	Change
(In millions, except percentages)
License and royalty revenues	$82.5	$61.1	35%	$168.0	$112.4	49%
     The increase in our license and royalty revenues for the three and six months ended July 2, 2006 was primarily driven by increased overall sales by our licensees as well as increased royalties related to the sale of multi-level-cell (MLC) based products.
Gross Margin

	Three months ended			Six months ended
			Percent			Percent
	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3, 2005	Change
	(In millions, except percentages)
Product gross margin	$206.5	$153.0	35%	$359.4	$301.5	19%
Product gross margin (as a percent of product revenues)	32.4%	33.7%		30.6%	35.3%
Total gross margin (as a percent of total revenues)	40.2%	41.6%		39.3%	42.9%
     The decrease in product gross margin percentage for the three and six months ended July 2, 2006 over the comparable period in fiscal 2005 was primarily due to a reduction in the average selling price per megabyte that was not fully offset by a decrease in the cost per megabyte and stock compensation expense of $2.5 million related to the adoption of SFAS 123(R). Stock compensation expense of $2.6 million was capitalized in inventory at July 2, 2006 and will be recognized as cost of sales as product is sold.
Research and Development

	Three months ended			Six months ended
			Percent			Percent
	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3, 2005	Change
	(In millions, except percentages)
Research and development	$73.8	$61.4	20%	$137.5	$107.4	28%
Percent of revenue	10.3%	11.9%		10.2%	11.1%
     Our research and development expense growth for the three and six months ended July 2, 2006 was primarily due to stock compensation expense of $10.4 million and $19.2 million, respectively, related to the adoption of SFAS 123(R), increased payroll costs of $11.4 million and $19.2 million, respectively, primarily related to our acquisition of Matrix and higher engineering consulting costs of $3.1 million and $5.5 million, respectively, partially offset by the elimination of initial design and development costs for Flash Partners’ 300-millimeter fab, recorded in the first and second quarters of fiscal 2005.

Sales and Marketing

	Three months ended			Six months ended
			Percent			Percent
	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3, 2005	Change
	(In millions, except percentages)
Sales and marketing	$45.1	$27.0	67%	$88.4	$51.6	71%
Percent of revenue	6.3%	5.2%		6.6%	5.3%
     Our sales and marketing expense growth for the three and six months ended July 2, 2006 was primarily due to stock compensation expense of $5.1 million and $9.2 million, respectively, related to the adoption of SFAS 123(R), increased payroll costs of $4.5 million and $8.4 million, respectively, related to increased headcount, increased merchandising expenses of $4.4 million and $10.5 million, respectively, and higher consulting and outside services costs of $1.6 million and $4.2 million, respectively.
General and Administrative

	Three months ended			Six months ended
			Percent			Percent
	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3, 2005	Change
	(In millions, except percentages)
General and administrative	$37.2	$19.6	90%	$67.2	$35.3	90%
Percent of revenue	5.2%	3.8%		5.0%	3.7%
     Our general and administrative expense growth for the three and six months ended July 2, 2006 was primarily due to increased stock compensation expense of $7.8 million and $13.8 million, respectively, related to the adoption of SFAS 123(R), increased patent and other litigation costs of $2.9 million and $8.1 million, respectively, and increased payroll costs of $3.0 million and $5.2 million, respectively.
Write-off of Acquired In-process Technology

	Three months ended			Six months ended
			Percent			Percent
	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3, 2005	Change
	(In millions, except percentages)
Write-off of acquired in-process technology	$—	$—	n/a	$39.6	$—	n/a
Percent of revenue	—	—		2.9%	—
     As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology which was determined through established valuation techniques in the high-technology computer industry and written-off in the first quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. As of July 2, 2006, it was estimated that these in-process projects would be completed over the next one to three years at an estimated total cost of $16 million. See Note 11, “Business Acquisition.”
Amortization of Acquisition Related Intangible Assets

	Three months ended			Six months ended
			Percent			Percent
	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3, 2005	Change
	(In millions, except percentages)
Amortization of acquisition related intangible assets	$4.4	$—	n/a	$8.2	$—	n/a
Percent of revenue	0.6%	—		0.6%	—
     Our three and six months ended July 2, 2006 amortization of acquisition related intangible assets was primarily related to costs incurred from our acquisition of Matrix in January 2006.

Non-Operating Income (Loss), net

	Three months ended			Six months ended
			Percent			Percent
	July 2, 2006	July 3, 2005	Change	July 2, 2006	July 3, 2005	Change
	(In millions, except percentages)
Equity in income (loss) of business ventures	$0.2	$(0.3)	167%	$0.4	$(0.1)	500%
Interest income	22.7	9.7	134%	38.5	17.7	118%
Gain (loss) in investment in foundries	0.8	(5.2)	115%	2.3	(9.3)	125%
Interest expense and other income (loss), net	(1.7)	1.7	(200)%	(0.7)	2.3	(130)%

Total non-operating income (loss), net	$22.0	$5.9	273%	$40.5	$10.6	282%

     The increase in non-operating income for the three and six months ended July 2, 2006 was primarily due to increased interest income of $22.7 million and $38.5 million, respectively, as a result of higher interest rates and higher cash and investment balances partially offset by interest expense related to the issuance and sale of our 1% Notes totaling $1.15 billion in May 2006.
Provision for Income Taxes

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Provision for income taxes	36.5%	37.0	42.4%	37.0%
     We recorded tax provisions of $54.9 million, $96.2 million, $41.4 million and $85.2 million for the three and six months ended July 2, 2006 and July 3, 2005, respectively, or effective tax rates of 36.5%, 42.4%, 37.0%, and 37.0% for the three and six months ended July 2, 2006 and July 3, 2005, respectively. Our effective tax rate for the second quarter of fiscal 2006 differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, non-deductible stock option compensation expense recorded under FAS 123(R), non-deductible amortization of intangibles, and the tax impact of non-U.S. operations.
     The tax benefits associated with stock option activity for the three and six months ended July 2, 2006 and July 3, 2005 reduced taxes payable by $19.1 million, $61.0 million, $3.7 million and $9.1 million, respectively. Such benefits are credited to capital in excess of par value when realized.

Liquidity and Capital Resources
     Cash Flows. Operating activities generated $111.8 million of cash during the six months ended July 2, 2006. The primary sources of operating cash flow for the six months ended July 2, 2006 were (1) net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation and write-off of acquired in-process technology, which were partially offset by tax benefit from share-based compensation and loss on investment in foundries, and (2) reductions in accounts receivable and increases in other liabilities, which were partially offset by increases in inventories and in other assets and decreases in accounts payable.
     We used $733.5 million for investing activities during the six months ended July 2, 2006. Purchases of short and long-term investments, net of proceeds from sales and maturities of short-term investments, totaled $429.9 million. Capital expenditures totaling $89.7 million and our loans and investment in Flash Partners of $223.4 million to purchase equipment for Fab 3 was partially offset by cash acquired of $9.4 million as a result of our acquisition of Matrix.
     We generated $1.18 billion of cash from financing activities due to $1.13 billion of cash from the issuance of the 1% Convertible Senior Notes, net of issuance costs, partially offset by the purchase of the convertible bond hedge of $386.1 million. We received $308.7 million from the issuance of warrants and $68.9 million from exercises of stock incentives. Additionally, we received a tax benefit of $61.0 million on employee stock programs during the six months ended July 2, 2006.
     Liquid Assets. At July 2, 2006, we had cash, cash equivalents and short-term investments of $2.28 billion. As of July 2, 2006, the cost basis of our investment in 24.5 million UMC shares was $13.4 million with a market value of $14.7 million. In addition, at July 2, 2006, we held 11.1 million Tower shares, of which the carrying value and market value was $15.0 million and $15.6 million, respectively. As of July 2, 2006, we remained subject to certain restrictions on the sale or transfer of our Tower ordinary shares including certain rights of first refusal, and through January 2008, have agreed to maintain minimum shareholdings.
     Short-Term Liquidity. As of July 2, 2006, our working capital balance was $2.74 billion. We do not expect any liquidity constraints in the next twelve months. We currently expect to loan, make investments or guarantee future operating leases for fab expansion of approximately $750 million over the next twelve months. We also expect to spend approximately $250 million over the next twelve months on property and equipment, which includes assembly and test equipment as well as engineering equipment, and spending related to facilities and information systems.
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
     Financing Arrangements. In May 2006, we issued and sold $1.15 billion in aggregate principal amount of 1% Notes due 2013. The 1% Notes were issued at par and pay interest at a rate of 1% per annum. The 1% Notes may be converted, under certain circumstances, based on an initial conversion rate of 12.1426 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. The net proceeds to us from the offering of the 1% Notes were $1.13 billion.
     Concurrently with the issuance of the 1% Notes, we purchased a convertible bond hedge and sold warrants. The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1% Notes and to increase the initial conversion price to $95.03 per share. Each of these components are discussed separately below:
•	Convertible Bond Hedge. Counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes in full, at a price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes or the first day none of the 1% Notes remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by us will depend upon 1) the then existing overall market conditions, 2) our stock price, 3) the volatility of our stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $386.1 million has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, or EITF 00-19, Accounting for Derivative Financial Statements Indexed to, and Potentially Settled in, a Company’s Own Stock. We recorded a tax benefit of approximately $145.6 million in stockholders’ equity from the deferred tax assets related to the convertible bond hedge.

•	Sold Warrants. We received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14.0 million shares of our common stock at an exercise price of $95.03 per share. The warrants have an expected life of 7.25 years and expire in August 2013. At expiration, we may, at option, elect to settle the warrants on a net share basis. As of July 2, 2006, the warrants had not been exercised and remained outstanding. The value of the warrants has been classified as equity because they meet all the equity classification criteria of EITF 00-19.
     Contingent Obligations. We agreed to reimburse Toshiba for 49.9% of losses it sustains under its guarantee of FlashVision’s operating lease with Mizuho Leasing. As of July 2, 2006, the maximum exposure for both us and Toshiba under that guarantee was 15.0 billion Japanese yen, or approximately $131 million based upon the exchange rate at July 2, 2006, and our maximum exposure was 7.5 billion Japanese yen, or approximately $66 million based upon the exchange rate at July 2, 2006.
     Toshiba Ventures. We are a 49.9% percent owner in, FlashVision and Flash Partners. We and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners. This equipment is funded by investments in or loans to the ventures from us and Toshiba. Toshiba owns 50.1% of each of these ventures. Individually, FlashVision and Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up. We are contractually obligated to purchase half of FlashVision and Flash Partners NAND wafer supply. We cannot estimate the total amount of the wafer purchase commitment as of July 2, 2006 because our price is determined by reference to the future cost to produce the semiconductor wafers. In addition to the semiconductor assets owned by FlashVision and Flash Partners, we directly own certain semiconductor manufacturing equipment in Toshiba’s Yokkaichi operations for which we receive 100% of the output from this equipment. From time-to-time, we and Toshiba mutually approve increases in wafer supply capacity of Flash Partners that may contractually obligate us to increased capital funding. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.
     The cost of the wafers we purchase from FlashVision and Flash Partners is recorded in inventory and ultimately cost of sales. FlashVision and Flash Partners are variable interest entities and we are not the primary beneficiary of either venture because we are entitled to less than a majority of any residual gains and are obligated with respect to less than a majority of residual losses with respect to both ventures. Accordingly, we account for our investments under the equity method and do not consolidate. Our share of the net income or loss of FlashVision and Flash Partners is included in our Condensed Consolidated Statements of Income as “Equity in income of business ventures.”
     As part of the FlashVision and Flash Partners agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. As of July 2, 2006, we had accrued liabilities related to those expenses of $6.0 million. Our common research and development obligation related to FlashVision and Flash Partners is variable but capped at increasing fixed quarterly amounts through 2008. Our direct research and development contribution is determined based on a variable computation. The common research and development participation agreement and the product development agreement are exhibits to our most recent annual report on Form 10-K and should be read carefully in their entirety for a more complete understanding of these arrangements.
     For semiconductor fixed assets that are leased by FlashVision or Flash Partners, we and Toshiba guaranteed, in whole or in part, a portion of the outstanding lease payments under each of those leases through various methods. These obligations are denominated in Japanese yen and are non-cancelable. Under the terms of the FlashVision lease, Toshiba guaranteed these commitments on behalf of FlashVision and we agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of its guarantee of the FlashVision equipment lease arrangement. As of July 2, 2006, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 7.5 billion Japanese yen, or approximately $66 million based upon the exchange rate at July 2, 2006. Under the terms of the Flash Partners leases, we guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligations under master lease agreements entered into in December 2004, December 2005 and June 2006. Our total lease obligation guarantee, net of lease payments as of July 2, 2006, was 54.3 billion Japanese yen, or approximately $474 million based upon the exchange rate at July 2, 2006.
     We also have a 49.9% ownership interest in Flash Alliance, a business venture with Toshiba, formed on July 7, 2006 to develop and manufacture NAND flash memory products. These NAND flash memory products will be manufactured by Toshiba at the proposed 300-millimeter wafer fabrication facility, Fab 4, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment to be owned or leased by Flash Alliance. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a mark-up. Toshiba owns 50.1% of this venture. We account for our 49.9% ownership position in Flash Alliance under the equity method of accounting. We are committed to purchase half of Flash Alliance’s NAND wafer supply.
     The capacity of Fab 4 at full expansion is expected to be greater than 150,000 wafers per month and the timeframe to reach full capacity is to be mutually agreed by the parties. To date, the parties have agreed to an expansion plan to 67,500 wafers per month for which the investment in Fab 4 is currently estimated at approximately $3.0 billion through the end of 2008, of which our share is currently estimated to be approximately $1.5 billion. Initial NAND production is currently scheduled for the end of 2007. For expansion beyond 67,500 wafers per month, it is expected that investments and output would continue to be shared 50/50 between us and Toshiba. We expect to fund our portion of the investment through cash as well as other financing sources. We are committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to us and Toshiba are insufficient to cover these costs.

Contractual Obligations and Off Balance Sheet Arrangements
     Our contractual obligations and off balance sheet arrangements at July 2, 2006, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 9 to our condensed consolidated financial statements included in Item 1.
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
     A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations. Specifically, these policies have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.
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
     On January 2, 2006, we implemented the following new critical accounting policy:
     Equity-Based Compensation — Employee Incentive Plans and Employee Stock Purchase Plans. Beginning on January 2, 2006, we began accounting for stock awards and ESPP shares under the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payments, which requires the recognition of the fair value of equity-based compensation. The fair value of stock awards and ESPP shares was estimated using a Black-Scholes-Merton closed-form option valuation model. This model requires the input of assumptions in implementing SFAS 123(R), including expected stock price volatility, expected term and estimated forfeitures of each award. The parameters used in the model are reviewed and adjusted on a quarterly basis. We elected the modified-prospective method for adoption of SFAS 123(R). We recognized compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures. We make quarterly assessments of the adequacy of the APIC credit pool to determine if there are any tax deficiencies which require recognition in the condensed consolidated statements of income. Prior to the implementation of SFAS 123(R), we accounted for stock awards and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and made pro forma footnote disclosures as required by SFAS No. 148, Accounting For Stock-Based Compensation — Transition and Disclosure, which amended SFAS No. 123, Accounting For Stock-Based Compensation. Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using a Black-Scholes-Merton closed-form option valuation model to determine the estimated fair value and by attributing such fair value over the requisite service period on a straight-line basis for those awards that actually vested. The fair value of restricted stock units was calculated based upon the fair market value of our common stock on the date of grant.
     For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the disclosures in our Form 10-K for the fiscal year ended January 1, 2006.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended July 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us. In each case listed below where we are the defendant, we intend to vigorously defend the action.
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. The court granted summary judgment of non-infringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to district court.
     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ‘222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ‘002, ‘894 and ‘219 patents are unenforceable. On March 17, 2006, the Court granted a stipulation by the parties withdrawing all claims and counterclaims regarding the ‘002 patent.
     On October 2, 2003, a purported shareholder class action lawsuit was filed on behalf of United States holders of ordinary shares of Tower as of the close of business on April 1, 2002 in the United States District Court for the Southern District of New York. The suit, captioned Philippe de Vries, Julia Frances Dunbar De Vries Trust, et al., v. Tower Semiconductor Ltd., et al., Civil Case No. 03 CV 4999, was filed against Tower and a number of its shareholders and directors, including the Company and Dr. Harari, who is a Tower board member, and asserted claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a 9 promulgated there under. The lawsuit alleged that Tower and certain of its directors made false and misleading statements in a proxy solicitation to Tower shareholders regarding a proposed amendment to a contract between Tower and certain of its shareholders, including us. The plaintiffs sought unspecified damages and attorneys’ and experts’ fees and expenses. On August 19, 2004, the court granted the Company’s and the other defendants’ motion to dismiss the complaint in its entirety with prejudice. On September 29, 2004, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On June 1, 2006, the Court of Appeals issued its ruling affirming the dismissal of the case.
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
     On February 4, 2005, STMicro filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44 (the “‘44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “‘45 Action”), respectively. The complaints seek damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. in the ‘45 Action. The counterclaims seek damages and injunctive relief against STMicroelectronics N.V. and STMicroelectronics, Inc. flash memory products. In the ‘44 Action, the Magistrate Judge has issued a Report and Recommendation that the Company’s motion for summary judgment of non-infringement on all accused products be granted. STMicro has asked the U.S. District Court Judge to reject that Report and Recommendation. The ‘45 Action, previously scheduled for trial in November, 2006, is now expected to have a trial date in the first quarter of 2007.
     On October 15, 2004, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA 526) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission, naming STMicroelectronics N.V. and STMicroelectronics, Inc. (“STMicro”) as respondents. In the complaint, the Company alleges that STMicro’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ‘338 patent), and seek an order excluding their products from importation into the United States. In the complaint, the Company alleges that STMicro’s NAND flash memory infringes the ‘338 patent and seeks an order excluding their products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. Section 1337 against STMicro in response to the Company’s complaint. A hearing was held from August 1-8, 2005. On October 19, 2005, the Administrative Law Judge issued an initial determination confirming the validity and enforceability of the Company’s United States Patent 5,172,338 (‘338 patent) by rejecting STMicro’s claims that the patent was invalidated by prior art. The initial determination, however, found that STMicro’s NAND flash memory chips did not infringe three claims of the ‘338 patent. On October 31, 2005, the Company filed a petition with the International Trade Commission to review and reverse the finding of non-infringement. Also, on October 31, 2005, STMicro filed a petition for review with the International Trade Commission to review and reverse the finding that the patent was valid and enforceable. On December 6, 2005, the ITC issued its decision. The ITC declined to review the finding of non-infringement, and, after reviewing the finding of validity, declined to take any position on the issue of validity. The Company is appealing the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit.
     On October 14, 2005, STMicroelectronics, Inc. filed a complaint against the Company and the Company’s CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216. The complaint alleges that STMicroelectronics, Inc., as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On November 23, 2005, Harari and the Company filed counterclaims, asserting the Company’s ownership of the patents and applications raised in the complaint. On December 13, 2005, STMicroelectronics, Inc. filed a motion to remand the case back to the Superior Court of Alameda County. STMicro’s remand motion was denied by the Court in March 2006. On April 24, 2006, Dr. Harari and the Company filed a motion for summary judgment on statute of limitations and other grounds that, if granted, would result in dismissal of all of STMicro’s claims. The court did not rule on the motion for summary judgment. On July 18, 2006, the case was remanded to the Superior Court of Alameda County after briefing and oral argument on a motion by STMicro for reconsideration of the order denying remand. Case No. HG 05237216 is now scheduled for an initial case management conference on September 15, 2006.

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
     On January 10, 2006, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA-560) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the ITC, naming STMicro as respondents. In the complaint, the Company alleges that: (i) STMicro’s NOR flash memory infringes the ‘338 patent; (ii) STMicro’s NAND flash memory infringes U.S. Patent No. 6,542,956; and (iii) STMicro’s NOR flash memory and NAND flash memory infringe U.S. Patent No. 5,991,517. The complaint seeks an order excluding STMicro’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on the Company’s complaint, on February 8, 2006. On March 31, 2006, STMicro filed a motion for partial summary determination or termination of the investigation with respect to the ‘338 patent. On May 1, 2006, the Administrative Law Judge denied STMicro’s motion in an order that is not subject to review by the ITC. On May 17, 2006, SanDisk filed a motion to voluntarily terminate the investigation with respect to U.S. Patent No. 6,542,956. The motion was granted June 1, 2006.
     On or about July 15, 2005, Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., (“Sisvel”) filed suit against the Company and others in the district court of the Netherlands in The Hague in a case captioned Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A. adverse to SanDisk International Sales, Moduslink B.V. and UPS SCS (Nederland) B.V., Case No. 999.131.1804 (Cause List numbers 2006/167 and 2006/168). Sisvel alleges that certain of the Company’s MP3 products infringe three European patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly indicated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. The Company has submitted pleadings asking the court to strike Sisvel’s pleadings as legally insufficient and seeking other procedural relief. The court is still addressing these procedural matters and the Company will not be required to answer on the substance of Sisvel’s claim until September 2006 at the earliest.
     In a related action, on March 9, 2006, the Company filed an action in the English High Court, Chancery Division, Patents Court, in London, against Sisvel and the owners of the patents Sisvel has asserted against the Company in the Netherlands. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), Institut für Rundfunktechnik GmbH (a German corporation) and Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., Case No. HC 06 C 00835. In this action, the Company seeks a declaration of non-infringement of the patents asserted by Sisvel in connection with the Company’s MP3 products. The Company also seeks a declaration that the patents are not “essential” to the technology of MP3 players, as Sisvel presently contends in the case filed in the Netherlands. The defendants have submitted their formal defense and counterclaimed for infringement. The trial in this matter is expected to take place along with the trial for Case No. HC 06 C 00615 in March 2007.
     In another related action, on April 13, 2006, Audio MPEG filed a complaint alleging patent infringement in the District Court for the Eastern District of Virginia. The case is Audio MPEG v. SanDisk Corporation, Case No. 2:06cv209 WDK/JEB. Audio MPEG holds itself out to be the U.S. subsidiary of Sisvel and purports to have the right to enforce certain patents in the U.S. on subject matter related to the patents asserted by Sisvel in the Netherlands. Specifically, Audio MPEG asserts U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”). The complaint seeks damages and injunctive relief. The Company responded promptly, filing a motion to dismiss on April 20, 2006, asking the court to dismiss the complaint on the grounds that Audio MPEG failed to join the patent holders as co-plaintiffs. Audio MPEG responded by voluntarily joining the patent owners as defendants. Thereafter, the Company sought to have the case dismissed or transferred to the Northern District of California. The court has not yet decided the transfer or dismissal motions.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company’s subsidiary, SanDisk GmbH, for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk GmbH, file no. 7 O 90/06, which was served on the Company on or about May 10, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk Corporation, file no. 7 O 89/06, which was served on the Company in or about July, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents.
     On August 7, 2006 two lawsuits were filed against the Company and others in the California Superior Court for Santa Clara County, captioned Dashiell v. SanDisk Corporation, et al., Case No. 1-06-CV-068759 and Capovilla v. SanDisk Corporation, et al, Case No. 1-06-CV-068760. Each complaint purports to assert a class action claim on behalf of shareholders of msystems Ltd. (“msystems”) and further purports to assert derivative claims on behalf of msystems. Defendants include the Company, msystems, and several officers and directors of msystems. The complaints allege breaches of fiduciary duties by officers and directors of msystems relating to alleged option backdating and to allegedly furthering their own interests in connection with the merger, and that these alleged breaches were aided and abetted by the Company. The complaints further allege that the terms of the announced merger between the Company and msystems are not fair to msystems’ shareholders. The complaints seek compensatory damages, an accounting, imposition of a constructive trust, punitive damages, a declaration that the merger agreement is unlawful and unenforceable, an injunction against consummation of the merger, rescission of the merger agreement, and other relief.

Item 1A. Risk Factors
     The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended January 1, 2006 and our most recent quarterly report on Form 10-Q.
     Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others, the following:
•	decline in the average selling prices, net of promotions, for our products due to strategic price reductions initiated by us or our competitors, excess supply and competitive pricing pressures;

•	addition of new competitors, expansion of supply from existing competitors and ourselves creating excess market supply, which could cause our average selling prices to decline faster than our costs decline;

•	timing, volume and cost of wafer production from the FlashVision, Flash Partners and Flash Alliance ventures as impacted by fab start-up delays and costs, technology transitions, yields or production interruptions due to natural disasters, power outages, equipment failure or other factors;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain markets or geographies;

•	excess supply from captive sources due to ramping output faster than the growth in demand;

•	insufficient supply from captive and non-captive sources or insufficient capacity from our test and assembly sub-contractors to meet demand;

•	continued development of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire;

•	timing of sell-through by our distributors and retail customers;

•	increased purchases of flash memory products from our non-captive sources, which typically cost more than products from our captive sources;

•	difficulty in forecasting and managing inventory levels; particularly due to noncancelable contractual obligations to purchase materials such as flash memory and controllers, and the need to build finished product in advance of customer purchase orders;

•	errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	disruption in the manufacturing operations of captive, non-captive and other suppliers, including for sole sourced controller wafers;

•	write-downs of our investments in fabrication capacity, equity investments and other assets;

•	expensing of share-based compensation;

•	adverse changes in product and customer mix;

•	risks related to our proposed acquisition of msystems; and

•	the factors listed elsewhere under “Risk Factors.”
     Sales to a small number of customers represent a significant portion of our revenues and, if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Sales to our top 10 customers and licensees accounted for more than 51%, 50%, 55% and 48% of our total revenues during the six months ended July 2, 2006 and the fiscal years of 2005, 2004 and 2003, respectively. No customer exceeded 10% of total revenues in any of these periods except Samsung Electronics Co. Ltd., which accounted for 12% of our total revenues in the first six months of fiscal 2006 and Best Buy Company, Inc., which accounted for 11% of our total revenues in fiscal 2005. If we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements expire. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year-to-year as we enter new markets.
     Our business depends significantly upon sales of products in the highly competitive consumer market, a significant portion of which are made to retailers and through distributors, and if our distributors, and, retailers are not successful in this market, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations. A significant portion of our sales are made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our distributors and retailers are not successful in this market, we could experience substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell-through data varies throughout the retail channel, which makes it difficult for us to forecast retail product revenues. Our arrangements with our customers also provide them price protection against declines in our recommended selling prices, which has the effect of reducing our deferred revenue and eventually revenue. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors.
     Our average selling prices, net of promotions, may decline due to excess supply, competitive pricing pressures and strategic price reductions initiated by us or our competitors. The market for NAND flash products is competitive and characterized by rapid price declines. Price declines may be influenced by, among other factors, strategic price decreases by us or our competitors such as those implemented by us in 2006, supply in excess of demand from existing or new competitors, technology transitions, including adoption of multi-level cell, or MLC, by other competitors, new technologies or other strategic actions by competitors to gain market share. If our technology transitions take longer or are more costly than anticipated to complete, our cost reductions fail to keep pace with the rate of price declines or our price decreases fail to generate sufficient additional demand, our gross margin and operating results will be negatively impacted.
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
     The continued growth of our business depends on the development of new markets and products for NAND flash memory and continued elasticity in our existing markets. Over the last several years, we have derived the majority of our revenues from the digital camera market. This market continues to experience slower growth rates and continues to represent a declining percentage of our total revenue, and therefore, our growth will be increasingly dependent on the development of new markets, new applications and new products for NAND flash memory. For example, in 2005, our revenue from the digital camera market grew by only 4% over the prior year, and it is possible that our revenue from this market could decline in future years. Newer markets for flash memory include handsets, USB drives, gaming and digital audio players. There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to continue our growth. There can be no assurance that the increase in average product capacity demand in response to price reductions will continue to generate revenue growth for us as it has in the past.
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
     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large domestic and international companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. In addition, many semiconductor companies have begun to bring up substantial new capacity of flash memory, including MLC flash memory. For example, Samsung began shipping its first MLC chips in the third quarter of 2005 and continues to ramp its MLC output. In addition, Hynix Semiconductor, Inc., or Hynix, is aggressively ramping NAND output and IM Flash Technologies, LLC is expected to produce significant NAND output in the future. If the combined total new flash memory capacity exceeds the corresponding growth in demand, prices may decline dramatically, adversely impacting our results of operations and financial condition. In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND flash memory technology.
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
     We also compete with flash memory card manufacturers and resellers. These companies purchase, or have a captive supply of, flash memory components and assemble memory cards. These companies include, among others, Dane-Elec Manufacturing, Delkin Devices, Inc., Fuji Photo Film Co., Ltd., Hagiwara Sys-Com Co., Ltd., Hama Corporation, Inc., I/O Data Device, Inc., Infineon, Jessops PLC, Kingmax, Inc., Kingston Technology Company, Inc., msystems Ltd., or msystems, Matsushita Battery Industrial Co., Ltd., Matsushita Electric Industries, Ltd., or Matsushita, Micron, including through its acquired subsidiary, Lexar Media, Inc., or Lexar, Memorex Products, Inc., or Memorex, Panasonic (a brand owned by Matsushita), PNY Technologies, Inc., or PNY, PQI Corporation, Pretec Electronics Corporation (USA), Renesas, Samsung Electronics Co. Ltd., or Samsung, Sharp Electronics KK, SimpleTech, Inc., Sony Corporation, Toshiba Corporation and Viking Components, Inc.
     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future sales revenues and may result in the loss of our key customers. For example, Samsung, with significant manufacturing capacity, brand recognition and access to broad distribution channels, provides competing flash cards, such as the MMC micro™ that competes directly with our microSD™ mobile card. Lexar markets a line of flash cards bearing the Kodak brand name, which competes with our flash memory cards. Our handset card products also face competition from embedded solutions from competitors including Intel, msystems and Samsung. Our digital audio players face competition from similar products offered by other companies, including Apple Computer, Inc., Creative Technologies, Ltd., iriver America, Inc. and Samsung. Our USB flash drives face competition from Lexar, msystems, Memorex, and PNY, among others. If our products cannot compete effectively, our market share and profitability will be adversely impacted.
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
     Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our ventures with Toshiba may result in losses. Through Flash Partners’ increased production, we expect our 2006 captive memory supply to increase by a higher percentage than our captive flash memory supply increased in either of the last two years. Our obligation to purchase 50% of the supply from FlashVision, Flash Partners and Flash Alliance, the ventures with Toshiba, could harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investments in the ventures with Toshiba. These effects will be magnified once the Fab 4 venture commences production. Any future excess supply could have a material adverse effect on our business, financial condition and results of operations.

     We depend on third-party foundries for silicon supply and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory card products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by our ventures with Toshiba and by Toshiba pursuant to our foundry agreement, and to a lesser extent by Renesas and Samsung. Any disruption in supply of flash memory from our captive or non-captive sources would harm our operating results. We intend to increase production at Fab 3, commence production at Fab 4 and continue to procure wafers from non-captive sources. If the Fab 3 production ramp does not increase as anticipated, we fail to commence production at Fab 4 as planned, Fab 4 does not meet anticipated manufacturing output, or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results will be harmed. Currently, our controller wafers are only manufactured by Tower and UMC, and some of these controllers are sole-sourced at either UMC or Tower. Any disruption in the manufacturing operations of Tower or UMC would result in delivery delays, would adversely affect our ability to make timely shipments of our products and would harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take three or more quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all due to lack of capacity, technological difficulties, natural disaster, financial difficulty, power failure, labor unrest, their refusal to do business with us, their relationships with our competitors or other causes, we may lose potential sales and our business, financial condition and operating results may suffer. In addition, these risks are magnified at Toshiba’s Yokkaichi operations, where the current ventures are operated, Fab 4 will be located, and Toshiba’s foundry capacity is located. Earthquakes and power outages have resulted in production line stoppage and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future. For example, in the first quarter of fiscal 2006, a brief power outage in Fab 3 resulted in a loss of wafers and significant costs associated with bringing the fab back on line. Also, the Tower fabrication facility, from which we source controller wafers, is facing financial challenges and is located in Israel, an area of political and military turmoil. Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.
     Our actual manufacturing yields may be lower than our expectations resulting in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors. Yield problems may not be identified or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We have from time-to-time experienced yields which have adversely affected our business and results of operations. We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations. For example, if the production ramp and/or yield of the 70-nanometer, 300-millimeter Flash Partners wafers do not increase as expected, we may not have enough supply to meet demand and our cost competitiveness, business, financial condition and results of operations will be harmed.
     We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for our wafer testing, IC assembly, packaged testing, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty in meeting our requirements. If we are unable to increase the capacity of our current sub-contractors or qualify and engage additional sub-contractors, we may not be able to meet demand for our products. We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. We do not have exclusive relationships with any of our subcontractors, and therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products. We cannot, and will not, be able to directly control product delivery schedules. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers. In these arrangements we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.
     In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that have caused, and may in the future cause significant product delays that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as the 56-nanometer 8 and 16 gigabit MLC chip which we expect to begin shipping in volume in 2007, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. In addition, Flash Partners is currently ramping the 70-nanometer 8 gigabit MLC chip in the Yokkaichi 300-millimeter fab and this transition is subject to yield, quality and output risk. Furthermore, procurement of MLC wafers from non-captive sources requires us to develop new controller technology and may result in inadequate quality or performance in our products that integrate these MLC components. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.
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
     We and Toshiba plan to continue to expand the wafer fabrication capacity of the Flash Partners business venture as well as start a new venture, Flash Alliance, and as we do so, we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results. We and Toshiba are making, and plan to continue to make, substantial investments in new capital assets to expand the wafer fabrication capacity of our Flash Partners business venture in Japan. We and Toshiba recently announced our intention to accelerate expansion at Fab 3 to bring wafer capacity to 110,000 wafers per month by July 2007 and in addition, we and Toshiba recently announced the creation of Flash Alliance, owned 49.9% by us and 50.1% by Toshiba, and agreed to cooperate in the construction and equipping of an additional 300-millimeter NAND wafer fabrication facility (Fab 4), to produce NAND flash memory products for the parties. Moreover, each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs and pay our share of ongoing operating activities even if we do not achieve the planned output volume or utilize our full share of the expanded output, and these costs will impact our gross margins, results of operations and financial condition.
     There is no assurance that Flash Partners’ 300-millimeter NAND flash memory facility will perform as expected, in particular as we transition to new lithography feature sizes. The Flash Partners’ 300-millimeter fab, Fab 3, is currently transitioning from 90-nanometer to 70-nanometer feature sizes. There can be no assurance that this transition will occur on schedule or at the yields or costs that we anticipate. In addition, in 2007, Fab 3 is scheduled to transition to wafers with a 56-nanometer feature size. Each of these technology transitions is more difficult and subject to significant risks in terms of schedule, yield and cost If Flash Partners, or in the future, Flash Alliance, encounters difficulties in transitioning to new technologies, our cost per megabyte may not remain competitive with the costs achieved by other NAND flash memory producers. Also, Samsung is licensed under our patents to use MLC technology, which enhances its manufacturing capabilities. Samsung began shipping NAND/MLC products in the third quarter of 2005 and may be able to produce product at a lower cost than we can and increase their market share, thus adversely affecting our operating results and financial condition.
     We have a contingent indemnification obligation for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement and have environmental and intellectual property indemnification as well as guarantee obligations with respect to Flash Partners. Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of July 2, 2006 were 15.0 billion Japanese yen, or approximately $131 million based upon the exchange rate at July 2, 2006. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs.

     In December 2004, December 2005 and June 2006, Flash Partners entered into three separate equipment lease facilities totaling approximately 117.0 billion Japanese yen, or approximately $1.021 billion based upon the exchange rate at July 2, 2006, which, as of July 2, 2006, had been drawn down in their entirety. As of July 2, 2006, our cumulative guarantee under the equipment leases, net of cumulative lease payments, was approximately 54.3 billion Japanese yen, or approximately $474 million based on the exchange rate at July 2, 2006. If our corporate rating is significantly downgraded by any rating agency, it may impair the ability of our ventures with Toshiba to obtain future equipment lease financings on terms consistent with current leases and would cause a default under certain current leases, either of which could harm our business and financial condition.
     We and Toshiba have also agreed to mutually contribute to, and indemnify each other, Flash Partners and Flash Alliance for, environmental remediation costs or liability resulting from Flash Partners and Flash Alliance’s manufacturing operations in certain circumstances. In addition, we and Toshiba entered into a Patent Indemnification Agreement under which in many cases we will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for us against third-party claims that NAND flash memory products manufactured and sold by Flash Partners or Flash Alliance infringe third-party patents.
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
     Our ability to respond to changes in market conditions from our forecast is limited by our purchasing arrangements with our silicon sources. These arrangements generally provide that the first six months of our rolling nine-month projected supply requirements are fixed and we may make only limited percentage changes in the second six months of the period covered by our supply requirement projections.
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

     We are exposed to foreign currency risks. Our purchases of NAND flash memory from the Toshiba ventures and our investments in those ventures are denominated in Japanese yen. Our sales, however, are primarily denominated in U.S. dollars or other foreign currencies. Additionally, we expect over time to increase the percentage of our sales denominated in currencies other than the U.S. dollar. This exposes us to significant risk from foreign currency fluctuations. Management of these foreign exchange exposures and the foreign currency forward contracts used to mitigate these exposures is complex and if we do not successfully manage our foreign exchange exposures, our business, results of operations and financial condition could be harmed.
     Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer retail demand, which is the largest channel for our products. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers or adversely affect consumer confidence. In addition, we have a development center in Northern Israel, near the border with Lebanon, an area currently experiencing significant violence and political unrest. Recently, our employees in this area have been relocated to other facilities. Continued turmoil and unrest in this area could cause delays in the development of our products. This could harm our business and results of operations.
     Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our operations. Our operations, including those of our suppliers and subcontractors, are concentrated in Milpitas, California, Yokkaichi, Japan, Hsinchu and Taichung, Taiwan and Dongguan, Shanghai and Shenzen, China. In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis and typhoons, and some areas have been affected by epidemics, such as avian flu. If a natural disaster or epidemic were to occur in one or more or these areas, our disaster recovery processes may not provide adequate business continuity. In addition, we do not have insurance for most natural disasters, including earthquakes. This could harm our business and results of operations.
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
     Moreover, from time-to-time we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies but generally includes indemnification for direct and consequential damages and expenses, including attorneys’ fees. We may from time-to-time be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may have a material adverse effect on our business, financial condition and results of operations. For additional information concerning legal proceedings, see Part II, Item 1, “Legal Proceedings.”
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
     We have recognized cumulative losses of approximately $54.1 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $9.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares as of July 2, 2006. We are subject to certain restrictions on the transfer of our approximately 11.1 million Tower ordinary shares including certain rights of first refusal, and through January 2008, have agreed to maintain minimum shareholdings. It is possible that we will record further write-downs of our investment, which was carried on our consolidated balance sheet at $15.0 million as of July 2, 2006, which would harm our results of operations and financial condition.
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
     Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. In order to realize the intended benefits of our recent acquisition of Matrix Semiconductor, Inc. and our proposed acquisition of msystems Ltd., or msystems, we will have to successfully integrate and retain key Matrix personnel and msystems personnel, respectively. We may experience delays in the timing and successful integration of acquired technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also result in our entering into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation, subject us to an increased risk of intellectual property and other litigation and increase our expenses. These challenges are magnified as the size of the acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition. Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, the amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, our acquisition of msystems could cause us to re-evaluate the accounting classification for our FlashVision, Flash Partners and Flash Alliance ventures, including consolidating the ventures which may have an adverse result in our consolidated financial reports.
     Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired, or proposed to be acquired, company, such as msystems, has already developed and marketed products, there can be no assurance that such products will be successful after the closing, will not cannibalize sales of our existing products, that product enhancements will be made in a timely fashion or that preacquisition due diligence will have identified all possible issues that might arise with respect to such company.
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
     We may raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding the ventures with Toshiba, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our investments in the ventures with Toshiba for at least the next twelve months; however, we may in the future raise additional funds, including funds to meet our obligations with respect to Flash Partners and Flash Alliance, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time-to-time, we may decide to raise additional funds through public or private debt, equity or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, fulfill our obligations to Flash Partners and Flash Alliance, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.
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
     Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Any of these changes could affect our profitability. Furthermore, our tax provisions could be adversely affected as a result of any new interpretative accounting guidance related to accounting for uncertain tax provisions.
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
     In connection with our certification process under Section 404 of the Sarbanes-Oxley Act of 2002, we have identified and will from time-to-time identify deficiencies in our internal control over financial reporting. We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness. Furthermore, we may not be able to implement enhancements on a timely basis in order to prevent a failure of our internal controls or enable us to furnish future unqualified certifications. A material weakness or deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.
We may experience significant fluctuations in our stock price, which may, in turn, significantly affect the trading price of our convertible notes. Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in our operating results, the published expectations of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of such companies. In addition, the price of our securities may also be affected by general global, economic and market conditions and the cost of operations in one or more of our product markets. While we cannot predict the individual effect that these factors may have on the price or our securities, these factors, either individually or in the aggregate, could result in significant variations in the price of our common stock during any given period of time. These fluctuations in our stock price also impact the price of our outstanding convertible securities and the likelihood of the convertible securities being converted into our common stock.
     We have significant financial obligations related to our ventures with Toshiba which could impact our ability to comply with our obligations under the notes. We have entered into agreements to guarantee, indemnify or provide financial support with respect to lease and certain other obligations of our ventures with Toshiba in which we have a 49.9% ownership interest. In addition, we may enter into future agreements to increase manufacturing capacity, including further expansion of Fab 3 and development of Fab 4. As of July 2, 2006 we had commitments of approximately $2.9 billion to fund our various obligations under the FlashVision and Flash Partners ventures with Toshiba. As of July 2, 2006, we had indemnification and guarantees obligations for these ventures of approximately $539 million. Due to these and our other commitments, we may not have sufficient funds to make payments under or repurchase the notes.
     Our debt service obligations may adversely affect our cash flow. While the 1% Notes are outstanding, we will have debt service obligations on the holders of the 1% Notes of approximately $11.5 million per year in interest payments. If we issue other debt securities in the future, our debt service obligations will increase. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. We may also in the future enter into other financial instruments that could increase our debt service obligations.
     Our indebtedness could have significant negative consequences to you. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	place us at a competitive disadvantage relative to our competitors with less debt.
     The 1% Notes rank junior in right of payment to any future secured debt and the liabilities of our subsidiaries. The notes are our general unsecured obligations and rank junior in right of payment to any future secured debt to the extent of the value of the assets securing such debt. The 1% Notes are equal in right of payment with any future unsubordinated, unsecured debt. As of July 2, 2006, we had $1.15 billion of debt outstanding, and we expect from time-to-time to incur additional indebtedness and other liabilities.
     In addition, the 1% Notes are not be guaranteed by any of our existing or future subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due with respect to the notes or to make any funds available therefore, whether by dividends, loans or other payments. As a result, the 1% Notes effectively rank junior in right of payment to all existing and future debt and other liabilities, including trade payables, of our subsidiaries. As of July 2, 2006, our subsidiaries had no outstanding debt, but had total trade and other payables of $110.9 million.
     The net share settlement feature of the1% Notes may have adverse consequences. The 1% Notes are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount and the conversion value of the 1% Notes and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the daily conversion values. Accordingly, upon conversion of a note, holders might not receive any shares of our common stock, or they might receive fewer shares of common stock relative to the conversion value of the 1% Note. In addition, any settlement of a conversion of notes into cash and shares of our common stock will be delayed until at least the 24th trading day following our receipt of the holder’s conversion notice. Accordingly, holders may receive fewer proceeds than expected because the value of our common stock may decline, or fail to appreciate as much as holders may expect, between the day that the holders exercise their conversion right and the day the conversion value of the 1% Notes is determined.
     Our failure to convert the 1% Notes into cash or a combination of cash and common stock upon exercise of a holder’s conversion right in accordance with the provisions of the indenture would constitute a default under the indenture. We may not have the financial resources or be able to arrange for financing to pay such principal amount in connection with the surrender of the 1% Notes for conversion. While we currently only have debt related to the 1% Notes and we do not have other agreements that would restrict our ability to pay the principal amount of the 1% Notes in cash, we may enter into such an agreement in the future which may limit or prohibit our ability to make any such payment. In addition, a default under the indenture could lead to a default under existing and future agreements governing our indebtedness. If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and amounts owing in respect of the conversion of any 1% Notes.
     We may be unable to repurchase 1% Notes upon the occurrence of a designated event; a designated event may adversely affect us or the 1% Notes. Holders of the 1% Notes have the right to require us to repurchase their 1% Notes upon the occurrence of a designated event. If a designated event occurs, it cannot be assured that we will have enough funds to repurchase all the 1% Notes. In addition, future debt we incur or other agreements we may enter may limit our ability to repurchase the 1% Notes upon a designated event. Moreover, holders of our 1% Notes exercise the repurchase right for a designated event, it may cause a default under our other debt, even if the designated event itself does not cause a default, because of the potential financial effect on us that would be caused by such a repurchase.
     A fundamental change or change in control transaction involving us could have a negative effect on us and the trading price of our common stock and could negatively impact the trading price of the 1% Notes. Furthermore, the designated event provisions, including the provisions requiring the increase to the conversion rate for conversions in connection with a fundamental change in some cases, may make more difficult or discourage a takeover of our company and the removal of incumbent management.
     The convertible note hedge transactions and the warrant option transactions may affect the value of the notes and our common stock. We have entered into convertible note hedge transactions with Morgan Stanley & Co. International Limited and Goldman, Sachs & Co., or the dealers. These transactions are expected to reduce the potential dilution upon conversion of the notes. We used approximately $67.3 million of the net proceeds of funds received from the 1% Notes to pay the net cost of the convertible note hedge in excess of the warrant transactions. These transactions were accounted for as an adjustment to our stockholders’ equity. In connection with hedging these transactions, the dealers or their affiliates:

•	have entered into various over-the-counter cash-settled derivative transactions with respect to our common stock, concurrently with, and shortly after, the pricing of the notes; and

•	may enter into, or may unwind, various over-the-counter derivatives and/or purchase or sell our common stock in secondary market transactions following the pricing of the notes, including during any observation period related to a conversion of notes.
     The dealers or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. In particular, such hedging modification may occur during any observation period for a conversion of the 1% Notes, which may have a negative effect on the value of the consideration received in relation to the conversion of those notes. In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever notes are converted. To unwind their hedge positions with respect to those exercised options, the dealers or their affiliates expect to sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the observation period, if any, for the converted notes.
     The effect, if any, of any of these transactions and activities on the market price of our common stock or the 1% Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the 1% Notes and, as a result, the amount of cash and the number of shares of common stock, if any, holders will receive upon the conversion of the notes.
     There are numerous risks associated with our recent entry into an agreement to acquire msystems. On July 30, 2006 we announced that we had entered into an agreement to acquire msytems in a transaction in which the outstanding msystems ordinary shares would be exchanged for shares of our common stock. There are numerous risks associated with our having entered into this agreement, including the risks described below.
     All conditions to the merger may not be completed and the merger may not be consummated. The merger is subject to the satisfaction of numerous closing conditions that are beyond either company’s control and may prevent or delay its completion. Neither we nor msystems can predict whether and when these other conditions will be satisfied. These conditions include the approval of msystems’ shareholders and possibly creditors, as well as Israeli court approval. The merger is also subject to antitrust, competition and other regulatory review in the United States, Israel and other jurisdictions. Due to these conditions or other factors, the merger may not be completed. In the event the merger is not completed, we may be subject to many risks, including the costs related to the proposed merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed. In addition, if the merger is not completed due to the failure to obtain antitrust regulatory approval, we may be obligated to make a substantial investment in msystems ordinary shares. If the merger is not completed, the market price of our common stock could decline. As noted in the section entitled “Legal Proceedings,” actions purporting to be class and derivative actions on behalf of msystems shareholders have recently been filed in California state court. SanDisk may be required to expend significant resources to defend these actions and could be subject to damages or settlement costs related to same.
     Completion of the merger may result in the dilution of our per share operating results. The completion of the merger may not improve our per share operating results or result in a financial condition superior to that which we would have achieved on a stand-alone basis. The merger could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in a reduction of our per-share earnings as compared to the per-share earnings that would have been achieved by us if the merger had not occurred.
     Although we expect that the merger will result in benefits to us, those benefits may not occur because of integration and other challenges. If the merger is completed, achieving the expected benefits of the merger will depend on the timely and efficient integration of our and msystems’ technology, operations, business culture and personnel. This will be particularly challenging due to the fact that msystems is located in Israel and we are located in California. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the merger. The challenges involved in this integration include, among others:
•	incorporating msystems’ technology and products into our business and future product lines;

•	continuing to effectively sell msystems’ products through msystems OEM distribution channels;

•	integrating msystems’ sales force into our worldwide product sales and distribution network;

•	demonstrating to msystems customers that the merger will not result in adverse changes in customer service standards or product support;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	integrating msystems’ internal control over financial reporting with our internal control over financial reporting;

•	migrating both companies to a common enterprise resource planning information system to integrate all operations, sales and administrative activities for the combined companies in a timely and cost effective way;

•	integrating msystems’ international operations with ours;

•	potentially incurring impairment charges to write down the carrying amount of intangible assets generated as a result of the merger;

•	potentially having to reevaluate the accounting classification for our FlashVision, Flash Partners and Flash Alliance ventures with Toshiba in order to consolidate the financial results of these ventures, which could have an adverse effect on our consolidated financial position and results of operations;

•	persuading the employees of both companies that the companies’ business cultures are compatible;

•	maintaining employee morale and retaining key employees; and

•	ensuring there are no delays in releasing new products to market.
     Our integration with msystems will be international in scope, complex, time consuming and expensive, and may disrupt our respective businesses or result in the loss of customers or key employees or the diversion of the attention of management. This will be particularly difficult because certain key members of msystems’ senior management will not remain with the combined companies after the merger. Some of msystems’ suppliers, distributors, customers and licensors are our competitors or work with our competitors and may reduce or terminate their business relationships with msystems as a result of the merger. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. There can be no assurance that we and msystems will successfully integrate our respective businesses or that we will realize the anticipated benefits of the merger.
     In addition, msystems’ headquarters and significant operations are located in Israel. Therefore, political, economic and military conditions in Israel directly affect its business and operations. We cannot predict the effect of continued or increased violence in Lebanon or Gaza, or the effect of military action elsewhere in the Middle East. Continued armed conflicts or political instability in the region would harm business conditions and could adversely affect the combined company’s results of operations. Furthermore, several countries continue to restrict or ban business with Israel and Israeli companies. These restrictive laws and policies may limit the combined company’s ability to make sales in those countries.
     The acquisition may result in a loss of customers. We and msystems operate in a highly competitive market, and our future performance will be affected by our ability to retain each company’s existing customers. We and msystems currently sell to several of the same large customers. The combined company’s ability to maintain the current level of sales of each company prior to the merger to these common customers may be limited by the desire of these customers to minimize their dependence on a single supplier. If, following the merger, common customers seek alternative suppliers for at least a portion of the products and services currently provided by both us and msystems, our combined business may be harmed. In addition, msystems has a broad base of OEM customers and has substantial experience selling to those customers. In order to achieve the expected benefits of the merger, we must continue to successfully sell, and expand sales levels, to the OEM market.
     Third parties may terminate or alter existing contracts or relationships with msystems or us. msystems has contracts with some of its suppliers, distributors, customers, licensors and other business partners. Some of these contracts require msystems to obtain consent from these parties in connection with the merger. If these consents cannot be obtained, msystems may suffer a loss of potential future revenue and may lose rights that are material to msystems’ business and the business of the combined companies. In addition, third parties with whom msystems or we currently have relationships may terminate or otherwise reduce the scope of their relationship with msystems or us in anticipation of the merger. In order to achieve the expected benefits of the merger, the combined company may renegotiate contracts with some of its suppliers and other third parties, and there is no assurance that such negotiations will be successful.
     General uncertainty related to the merger could harm the combined company. Our or msystems’ existing customers may, in response to the announcement of the proposed merger, delay or defer purchasing decisions. If either company’s customers delay or defer purchasing decisions, the revenues of the combined company following the merger could be lower than expected. Similarly, our and msystems’ employees may experience or perceive uncertainty about their future roles with the combined company following the merger. This may harm our and msystems’ ability to attract and retain key management, marketing, sales and technical personnel. Also, speculation regarding the likelihood of the completion of the merger could increase the volatility of our and msystems’ share prices prior to the closing.
     A prolonged delay in completing the planned merger may create uncertainty among our customers, suppliers or partners, which could have an adverse effect on our results of operations. In addition, a prolonged delay could affect our operational planning, budgeting, capital expenditures and hiring decisions, which could harm our business and results of operations.
     There are risks related to msystems’ prior option grant practices. As a result of an investigation by a special committee of its board of directors into its option grant practices, on July 17, 2006, msystems filed a Form 20-F with the U.S. Securities and Exchange Commission, or SEC, in which it restated its financial statements for each of the fiscal years ended December 31, 1999 through 2005 and, in a separate report on Form 6-K, restated its financial statements for each of the four quarters of fiscal 2005 and the first quarter of fiscal 2006. In addition, msystems has disclosed that the SEC is conducting an informal investigation into msystems’ option grant practices and the restatement of its financials. If this investigation is not resolved before the closing of the merger, the combined company’s independent registered public accountants may be unable to complete their accounting review of our unaudited quarterly financial statements or the pro forma financial statements of the combined companies, which may delay our filing of required reports with the SEC. Any such delay could cause material harm to our business and operations including, among other things, the initiation of delisting proceedings by the NASDAQ Global Market; the termination of our timely filer status with the SEC, which would make it more difficult for us to raise capital through a public offering of our securities; the potential suspension of our SEC registration statements; a decrease in our stock price; negative financial analyst coverage and media exposure; lawsuits by our stockholders and other third parties; and potential breaches of various agreements to which we are a party.
     Under the merger agreement, the combined company after the closing of the transaction will be responsible for liabilities associated with msystems’ prior stock option grant practices, including indemnification of directors and certain members of management of msystems. These liabilities could be substantial and may include, among other things, the costs of defending lawsuits against msystems and its directors, officers, employees and former employees by stockholders and other third parties; the cost of defending any shareholder derivative suits; the cost of governmental, law enforcement or regulatory investigations; civil or criminal fines and penalties; expenses associated with further financial restatements; auditor, legal and other expenses; and expenses associated with the remedial measures to be effected by msystems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on May 25, 2006, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
Irwin Federman	164,084,462	2,557,323
Dr. Eli Harari	164,037,397	2,604,388
Steven J. Gomo	165,539,770	1,102,015
Eddy W. Hartenstein	165,535,073	1,106,712
Catherine P. Lego	165,552,475	1,089,310
Michael E. Marks	162,432,540	4,209,245
Dr. James D. Meindl	161,752,610	4,889,175
     The following proposals were also approved at our Annual Meeting:

	Shares	Shares	Shares
	Voted For	Voted Against	Abstaining	Not Voted
Approve amendments to the SanDisk Corporation 2005 Incentive Plan.	79,360,033	53,393,198	260,715	34,441,551
Approve an amendment to the SanDisk Corporation’s Certificate of Incorporation, increasing the authorized Common Stock from 400,000,000 shares to 800,000,000 shares	144,047,864	22,456,040	137,881	813,712
Ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006	164,555,483	1,991,648	94,654	813,712
Item 5.Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of October 20, 2005, by and among SanDisk Corporation, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor,
Inc.(1)

3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(3)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(4)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(5)

3.5	Restated Bylaws of the Registrant, as amended to date.(6)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on July 24, 1997.(7)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(8)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (3), (4)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(8)

10.1	Guarantee Agreement, dated as of June 20, 2006, by and between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(*)

10.2	Basic Lease Contract, dated as of June 20, 2006, by and between Flash Partners Yuken Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(*), (+)

10.3	Sublease (Building 3), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant. (*)

10.4	Sublease (Building 4), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant. (*)

10.5	Sublease (Building 6), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant. (*)

10.6	Amendment No. 2 to Indemnification and Reimbursement Agreement, dated as of May 29, 2006, by and between the Registrant and Toshiba Corporation. (*)

10.7	Amended and Restated SanDisk Corporation 2005 Incentive Plan.(*)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

+ Confidential treatment has been requested with respect to certain portions hereof.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(2)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(3)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(4)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2006.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on May 16, 1997.

(8)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)
Dated: August 10, 2006	By:	/s/ JUDY BRUNER
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of October 20, 2005, by and among SanDisk Corporation, Mike
Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(1)

3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated

December 9, 1999.(3)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May
11, 2000.(4)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
Registrant dated May 26, 2006.(5)

3.5	Restated Bylaws of the Registrant, as amended to date.(6)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on July 24, 1997.(7)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as
filed with the Delaware Secretary of State on September 24, 2003.(8)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(2), (3), (4)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust
Company, Inc.(8)

10.1	Guarantee Agreement, dated as of June 20, 2006, by and between the Registrant, IBJ Leasing Co.,
Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(*)

10.2	Basic Lease Contract, dated as of June 20, 2006, by and between Flash Partners Yuken Kaisha,
IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(*), (+)

10.3	Sublease (Building 3), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(*)

10.4	Sublease (Building 4), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(*)

10.5	Sublease (Building 6), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(*)

10.6	Amendment No. 2 to Indemnification and Reimbursement Agreement, dated as of May 29, 2006, by and between the Registrant and Toshiba Corporation.(*)

10.7	Amended and Restated SanDisk Corporation 2005 Incentive Plan.(*)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

+ Confidential treatment has been requested with respect to certain portions hereof.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(2)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(3)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(4)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2006.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on May 16, 1997.

(8)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.