Form 10-Q
period 2006-10-01
SANDISK CORP
filed 2006-11-08
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
Yes ☐            No ☑
     Number of shares outstanding of the issuer’s common stock $0.001 par value, as of October 1, 2006: 196,691,104.

SanDisk Corporation
Index

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of October 1, 2006 and January 1, 2006	3
	Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2006 and October 2, 2005	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2006 and October 2, 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults upon Senior Securities	67
Item 4.	Submission of Matters to a Vote of Security Holders	67
Item 5.	Other Information	67
Item 6.	Exhibits	68
	Signatures	70
	Exhibit Index	71
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (in thousands)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2006	January 1, 2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,474,155	$762,058
Short-term investments	1,077,257	935,639
Accounts receivable, net	304,934	329,014
Inventories	396,220	331,584
Deferred taxes	99,610	95,518
Other current assets	80,814	121,922

Total current assets	3,432,990	2,575,735
Long-term investments	419,916	—
Property and equipment, net	256,437	211,092
Notes receivable and investments in flash ventures	480,868	265,074
Deferred tax asset	150,114	—
Goodwill	160,681	5,415
Intangibles, net	92,299	4,608
Other non-current assets	57,450	58,263

Total assets	$5,050,755	$3,120,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,009	$231,208
Accounts payable to related parties	100,852	74,121
Other accrued liabilities	169,714	115,525
Deferred income on shipments to distributors and retailers and deferred revenue	133,079	150,283

Total current liabilities	550,654	571,137
Convertible senior notes	1,150,000	—
Deferred revenue and other non-current liabilities	36,729	25,259

Total liabilities	1,737,383	596,396
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	197	188
Capital in excess of par value	2,166,309	1,621,819
Retained earnings	1,140,661	906,624
Accumulated other comprehensive income	6,205	2,635
Deferred compensation	—	(7,475)

Total stockholders’ equity	3,313,372	2,523,791

Total liabilities and stockholders’ equity	$5,050,755	$3,120,187

*	Information derived from the audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands, except per share amounts)
Revenues:
Product	$673,189	$529,735	$1,847,592	$1,383,176
License and royalty	78,196	59,896	246,238	172,326

Total revenues	751,385	589,631	2,093,830	1,555,502
Cost of product revenues	455,345	332,847	1,270,389	884,832

Gross profit	296,040	256,784	823,441	670,670
Operating expenses:
Research and development	78,073	43,420	215,620	150,771
Sales and marketing	44,961	31,610	133,403	83,241
General and administrative	40,247	23,186	107,445	58,527
Write-off of acquired in-process technology	—	—	39,600	—
Amortization of acquisition-related intangible assets	4,432	—	12,579	—

Total operating expenses	167,713	98,216	508,647	292,539

Operating income	128,327	158,568	314,794	378,131

Equity in income (loss) of business ventures	389	14	751	(41)
Interest income	29,943	11,128	68,462	28,822
Gain (loss) on investment in foundries	1,600	468	3,854	(8,785)
Interest expense and other income (expense), net	291	389	(367)	2,618

Total other income	32,223	11,999	72,700	22,614

Income before taxes	160,550	170,567	387,494	400,745
Provision for income taxes	57,269	63,109	153,457	148,275

Net income	$103,281	$107,458	$234,037	$252,470

Net income per share:
Basic	$0.53	$0.59	$1.20	$1.39

Diluted	$0.51	$0.55	$1.15	$1.32

Shares used in computing net income per share:
Basic	196,317	183,047	194,974	181,716

Diluted	202,747	194,321	202,660	191,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	October 1, 2006	October 2, 2005
	(In thousands)
Cash flows from operating activities:
Net income	$234,037	$252,470
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(24,021)	(194)
(Gain) loss on investment in foundries	(1,364)	8,752
Depreciation and amortization	89,709	46,906
Provision for doubtful accounts	2,760	(111)
Share-based compensation expense	69,848	1,591
Tax benefit from share-based compensation	(64,080)	—
Write-off of acquired in-process technology	39,600	—
Other non-cash charges	3,201	9,468
Changes in operating assets and liabilities:
Accounts receivable	28,276	(16,573)
Inventories	(57,765)	(90,456)
Other assets	47,108	32,737
Accounts payable trade	(88,363)	61,342
Accounts payable, related parties	28,380	16,355
Other liabilities	95,837	79,697

Net cash provided by operating activities	403,163	401,984

Cash flows from investing activities:
Purchases of short and long-term investments	(1,438,195)	(491,282)
Proceeds from sale and maturities of short and long-term investments	881,772	455,758
Investment in Flash Partners and Flash Alliance	(132,209)	—
Acquisition of property and equipment, net	(123,443)	(80,500)
Notes receivable from FlashVision	8,524	(34,249)
Notes receivable from Flash Partners	(95,445)	—
Cash acquired in business combination with Matrix, net of acquisition costs	9,432	—

Net cash (used in) investing activities	(889,564)	(150,273)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	1,125,500	—
Purchase of convertible bond hedge	(386,090)	—
Proceeds from issuance of warrants	308,672	—
Proceeds from employee stock programs	86,108	48,243
Tax benefit from share-based compensation	64,080	—

Net cash provided by financing activities	1,198,270	48,243

Effect of changes in foreign currency exchange rates on cash	228	863

Net increase in cash and cash equivalents	712,097	300,817
Cash and cash equivalents at beginning of the year	762,058	463,795

Cash and cash equivalents at end of the nine months ended October 1, 2006	$1,474,155	$764,612

Supplemental disclosures of cash flow information:
Issuance of stock for acquisition	$260,908	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of October 1, 2006, the statements of income for the three and nine months ended October 1, 2006 and October 2, 2005 and the statements of cash flows for the nine months ended October 1, 2006 and October 2, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent annual report on Form 10-K, as amended. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended October 1, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.
     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30, respectively. The third quarters of fiscal 2006 and fiscal 2005 ended on October 1, 2006 and October 2, 2005, respectively. Fiscal year 2006 ends on December 31, 2006 and fiscal year 2005 ended on January 1, 2006.
     Organization and Nature of Operations. SanDisk Corporation (together with its subsidiaries, the Company) was incorporated in Delaware on June 1, 1988. The Company designs, develops and markets flash storage card products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.
     Principles of Consolidation. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
2. Share-Based Compensation
Share-Based Benefit Plans
     2005 Incentive Plan. In May 2005, the Company’s board of directors adopted the 2005 Stock Incentive Plan, which was amended in May 2006 and renamed the 2005 Incentive Plan (the “2005 Plan”). Shares of the Company’s common stock may be issued under the 2005 Plan pursuant to three separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, (ii) the stock issuance program under which shares may be awarded to such individuals through restricted stock or restricted stock unit awards or as a stock bonus for services rendered to the Company, and (iii) an automatic grant program for the non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. The 2005 Plan also includes a performance-based cash bonus awards program for employees classified under Section 16. Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 16 quarters of continued service. Awards under the stock issuance program generally vest in equal annual installments over a 4 year period. Grants under the automatic grant program will vest in accordance with the specific vesting provisions set forth in that program. A total of 21,456,669 shares of the Company’s common stock have been reserved for issuance under this plan. The share reserve may increase by up to an additional 10,000,000 shares of common stock to the extent that outstanding options under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan expire or terminate unexercised, of which as of October 1, 2006, 756,669 shares of common stock has been added to the 2005 Plan reserve. All options granted under the 2005 Plan were granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant. Through October 1, 2006, awards to purchase a total of 6,968,361 shares of common stock were granted to employees under the 2005 Plan, net of cancellations. For the three and nine months ended October 1, 2006, awards of 495,884 and 5,304,548 shares of common stock, respectively, were granted to employees under the 2005 Plan, net of cancellations.
     1995 Stock Option Plan and 1995 Non-Employee Directors Stock Option Plan. Both of these plans terminated on May 27, 2005, and no further option grants were made under the plans after that date. However, options that were outstanding under these plans on May 27, 2005 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Grants and awards under these plans generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service. As of October 1, 2006, options had been granted, net of cancellations, to purchase 38,345,570 and 1,616,000 shares of common stock under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan, respectively.
     2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan (“ESPP”) was approved by the stockholders on May 27, 2005. The ESPP plan consists of two components: a component for employees residing in the United States and an international component for employees who are non-U.S. residents. The ESPP plan allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. As of October 1, 2006, a total of 5,000,000 shares were reserved for issuance and a total of 264,851 shares of common stock have been issued under the 2005 ESPP plan. For the three and nine months ended October 1, 2006, 150,942 and 264,851 shares of common stock were issued under the ESPP plan, respectively.
Adoption of SFAS 123(R)
     Effective January 2, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), SFAS 123(R), Share-Based Payment, using the modified-prospective transition method, and therefore, has not restated its financial statements for prior periods. For awards expected to vest, compensation cost recognized in the three and nine months ended October 1, 2006 includes the following: (a) compensation cost, based on the grant-date estimated fair value and expense attribution method of SFAS 123, related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single-option award approach. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the stock-based awards. The Company’s expected volatility is based on the implied volatility of its traded options in accordance with the guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 to place exclusive reliance on implied volatilities to estimate our stock volatility over the expected term of its awards. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.
     As a result of adopting SFAS 123(R), the impact to the Condensed Consolidated Financial Statements for the three and nine months ended October 1, 2006 to income before income taxes and net income was $25.2 million, $69.8 million, $20.3 million and $55.5 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The basic and diluted earnings per share for the three and nine months ended October 1, 2006 was $0.10, $0.10, $0.28 and $0.27 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows and a corresponding deduction from operating cash flows.
Stock Options
     The fair value of the Company’s stock options granted to employees for the three and nine months ended October 1, 2006 and October 2, 2005 was estimated using the following weighted average assumptions:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Dividend yield	None	None	None	None
Expected volatility	0.50	0.47	0.53	0.53
Risk-free interest rate	4.85%	4.02%	4.63%	3.90%
Expected lives	3.3 years	4.2 years	3.8 years	4.6 years

Weighted average fair value at grant date	$20.34	$16.70	$26.70	$12.33
     A summary of option activity under all of the Company’s share-based compensation plans as of October 1, 2006 and changes during the nine months ended October 1, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except exercise price and contractual term)
Options outstanding at January 1, 2006	20,316	$21.57
Granted	5,536	56.20
Exercised	(4,414)	17.41
Forfeited	(682)	40.83
Expired	(7)	48.09

Options outstanding at October 1, 2006	20,749	31.06	6.5	$502,031

Options vested and expected to vest after October 1, 2006	19,640	30.22	6.5	$489,475

Options exercisable at October 1, 2006	9,059	$17.39	5.8	$328,108

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     During the three and nine months ended October 1, 2006 and October 2, 2005, the aggregate intrinsic value of options exercised under the Company’s share-based compensation plans was $18.2 million, $194.6 million, $49.5 million and $78.7 million, respectively. At October 1, 2006, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $187.9 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.5 years.
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
     A summary of the changes in restricted stock units outstanding under the Company’s share-based compensation plan during the nine months ended October 1, 2006 is presented below:

		Weighted
		Average Grant	Aggregate
	Shares	Date Fair Value	Intrinsic Value
Non-vested share units at January 1, 2006	105,188	$42.19
Granted	646,632	61.15
Vested	(81,547)	51.31
Forfeited	(27,411)	70.71

Non-vested share units at October 1, 2006	642,862	$58.49	$34,418,831

     As of October 1, 2006, the Company had $31.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock, which will be recognized over a weighted average estimated remaining life of 3.2 years.
Employee Stock Purchase Plans (ESPP)
     The fair value of grants under the employee stock purchase plans was estimated on the first date of the purchase period, with the following weighted average assumptions:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Dividend yield	None	None	None	None
Expected volatility	0.51	0.37	0.52	0.40
Risk-free interest rate	5.18%	3.73%	4.96%	3.16%
Expected lives	1/2 year	1/2 year	1/2 year	1/2 year
Weighted average fair value at exercise date	$13.73	$8.78	$16.73	$7.58
     At October 1, 2006, there was $1.1 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a period of approximately 0.3 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Share-Based Compensation Expense
     The Company recorded $25.2 million and $69.8 million of share-based compensation for the three and nine months ended October 1, 2006 that included the following:

	Three months ended	Nine months ended
	October 1, 2006	October 1, 2006
	(In thousands)
Share-based compensation expense by caption:
Cost of product sales	$2,621	$5,098
Research and development	10,269	29,476
Sales and marketing	4,623	13,788
General and administrative	7,679	21,486

Total share-based compensation expense	$25,192	$69,848

Share-based compensation expense by type of award:
Stock options	$21,262	$59,010
Restricted stock	2,888	8,127
ESPP	1,042	2,711

Total share-based compensation expense	$25,192	$69,848

     Share-based compensation expense of $2.9 million related to manufacturing personnel was capitalized into inventory as of October 1, 2006.
     Prior to fiscal 2006, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation, as amended. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended October 2, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s share-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the share-based compensation is recognized over the vesting periods. If the Company had recognized the expense of share-based compensation in the condensed consolidated statement of income, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	Three months ended	Nine months ended
	October 2, 2005	October 2, 2005
	(In thousands, except per share amounts)
Net income, as reported	$107,458	$252,470
Fair value method expense, net of related tax	(10,268)	(30,975)

Pro forma net income	$97,190	$221,495

Earnings per share as reported:
Basic	$0.59	$1.39
Diluted	$0.55	$1.32
Pro forma earnings per share:
Basic	$0.53	$1.22
Diluted	$0.50	$1.16
     Disclosures for the three and nine months ended October 1, 2006 are not presented because share-based compensation was accounted for under SFAS 123(R) fair-value method during this period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
3. Warranty
     Changes to the Company’s warranty reserve activity were as follows (in thousands):

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Balance, beginning of period	$9,661	$11,725	$11,258	$11,380
Additions (reductions) to costs of product revenue	1,836	(534)	627	3,954
Usage	(924)	(521)	(1,312)	(4,664)

Balance, end of period	$10,573	$10,670	$10,573	$10,670

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
4. Balance Sheet Detail
Inventories
     Inventories were as follows (in thousands):

	October 1, 2006	January 1, 2006
Raw material	$158,776	$99,006
Work-in-process	87,067	61,900
Finished goods	150,377	170,678

Total inventories	$396,220	$331,584

     In the three months ended October 1, 2006 and October 2, 2005, the Company sold approximately $3.7 million and $9.0 million, respectively, of inventory that had been fully written-off or reserved at the end of the previous fiscal quarter. In the nine months ended October 1, 2006 and October 2, 2005, the Company sold approximately $11.0 million and $6.2 million, respectively, of inventory that had been fully written off or reserved at the end of the previous fiscal year.
Notes Receivables and Investments in Flash Ventures
     Notes receivable and investments in flash ventures were as follows (in thousands):

	October 1, 2006	January 1, 2006
Notes receivable, FlashVision	$53,385	$61,927
Notes receivable, Flash Partners	93,212	—
Investment in FlashVision	160,557	161,080
Investment in Flash Partners	169,411	42,067
Investment in Flash Alliance	4,303	—

Total notes receivable and investments in flash ventures	$480,868	$265,074

Other Non-current Assets
     Other non-current assets were as follows (in thousands):

	October 1, 2006	January 1, 2006
Investment in foundries	$15,323	$11,013
Deposits	6,457	4,709
Other non-current assets	35,670	42,541

Total other non-current assets	$57,450	$58,263

Other Accrued Liabilities
     Other accrued liabilities were as follows (in thousands):

	October 1, 2006	January 1, 2006
Accrued payroll and related expenses	$54,127	$55,614
Income taxes payable	36,497	2,165
Research and development liability, related party	5,850	4,200
Other accrued liabilities	73,240	53,546

Total other accrued liabilities	$169,714	$115,525

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
5. Goodwill and Other Intangible Assets
Goodwill
     Goodwill balance is as follows (in thousands):

Balance at January 1, 2006	$5,415
Goodwill adjustment	36
Goodwill acquired (Note 11)	155,230

Balance at October 1, 2006	$160,681

     In accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is reviewed and tested for impairment at least annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company’s reporting unit level by comparing the carrying amount, including goodwill, to the fair value. In performing the analysis, the Company uses the best information available, including reasonable and supportable assumptions and projections. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company will perform an annual goodwill impairment test with an effective date of the first day of the fourth fiscal quarter.
Other Intangible Assets
     Other intangible assets balances were as follows (in thousands):

	October 1, 2006			January 1, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core technology	$76,300	$(7,721)	$68,579	$—	$—	$—
Developed product technology	12,900	(2,070)	10,830	1,500	(542)	958
Customer relationships	14,100	(3,329)	10,771	—	—	—

Acquisition-related intangible assets	103,300	(13,120)	90,180	1,500	(542)	958
Technology licenses	7,389	(5,270)	2,119	7,389	(3,739)	3,650

Total	$110,689	$(18,390)	$92,299	$8,889	$(4,281)	$4,608

     Other intangible assets increased by $101.8 million in the nine months ended October 1, 2006 as a result of the Company’s acquisition of Matrix Semiconductor, Inc., or Matrix. Technology licenses represent technology licenses purchased from third parties.
     The annual amortization expense of other intangible assets that existed as of October 1, 2006 is expected to be as follows:

	Estimated Amortization Expenses
	Acquisition-
	Related
	Intangible Assets	Technology License
	(In thousands)
Fiscal periods:
2006 (remaining three months)	$4,432	$591
2007	17,687	903
2008	17,229	625
2009	12,724	—
2010	12,529	—
2011 and thereafter	25,579	—

Total	$90,180	$2,119

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

	October 1, 2006	January 1, 2006
	(In thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$(543)	$(4,233)
Available-for-sale investments in foundries	807	(383)
Foreign currency translation	5,941	7,251

Total accumulated other comprehensive income	$6,205	$2,635

     Comprehensive income is as follows:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)
Net income	$103,281	$107,458	$234,037	$252,470
Unrealized income (loss) on available-for-sale investment in foundries	(1,025)	32	1,190	1,245
Unrealized income (loss) on available-for-sale investments	2,365	(688)	3,690	(1,706)
Currency translation (loss)	(6,109)	(1,478)	(1,310)	(9,510)

Comprehensive net income	$98,512	$105,324	$237,607	$242,499

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
7. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Numerator for basic net income per share:
Net income, as reported	$103,281	$107,458	$234,037	$252,470
Denominator for basic net income per share:
Weighted average common shares outstanding	196,317	183,047	194,974	181,716

Basic net income per share	$0.53	$0.59	$1.20	$1.39

Numerator for diluted net income per share:
Net income, as reported	$103,281	$107,458	$234,037	$252,470
Denominator for basic net income per share:
Weighted average common shares outstanding	196,317	183,047	194,974	181,716
Effect of dilutive options and restricted stock	6,430	11,274	7,686	9,811

Shares used in computing diluted net income per share	202,747	194,321	202,660	191,527

Diluted net income per share	$0.51	$0.55	$1.15	$1.32

Anti-dilutive shares excluded from net income per share calculation	34,478	468	32,679	5,629

     Certain common stock issuable under stock options, warrants and the 1% Convertible Senior Notes have been omitted from the diluted net income per share calculation because their inclusion would be anti-dilutive.
     Basic net income per share excludes any dilutive effects of options, unvested stock units, warrants and convertible securities. Diluted net income per share includes the dilutive effects of stock options, unvested stock units, warrants and convertible securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
8. Financing Arrangements
     The following table reflects the carrying value of our long-term borrowings as of October 1, 2006 and January 1, 2006:

	October 1, 2006	January 1, 2006
	(In millions)
1% Convertible Senior Notes due 2013	$1,150.0	$—
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
     The 1% Notes may be converted prior to the close of business on the scheduled trading day immediately preceding February 15, 2013, in multiples of $1,000 principal amount at the option of the holder under any of the following circumstances: 1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; 2) during any calendar quarter after the calendar quarter ending June 30, 2006, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or 3) upon the occurrence of specified corporate transactions. On and after February 15, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date of May 15, 2013, holders may convert their notes at any time, regardless of the foregoing circumstances.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
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

•	Sold Warrants. The Company received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14.0 million shares of the Company’s common stock at an exercise price of $95.03 per share. The warrants have an expected life of 7.25 years and expire in August 2013. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of October 1, 2006, the warrants had not been exercised and remained outstanding. The value of the warrants has been classified as equity because they meet all the equity classification criteria of EITF 00-19.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
9. Commitments, Contingencies and Guarantees
Commitments
     FlashVision. The Company has a 49.9% ownership interest in FlashVision Ltd., or FlashVision, a business venture with Toshiba Corporation, or Toshiba, formed in fiscal 2000. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 200-millimeter wafer fabrication facilities, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by FlashVision. FlashVision purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a mark-up. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase half of FlashVision’s NAND wafer supply. The Company cannot estimate the total amount of this commitment as of October 1, 2006, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of October 1, 2006, the Company had notes receivable from FlashVision of 6.3 billion Japanese yen, or approximately $53 million based upon the exchange rate at October 1, 2006. These notes are secured by the equipment purchased by FlashVision using the note proceeds. In the quarter ended October 1, 2006, the Company received its first cash repayment against the note receivable and expects FlashVision to continue generating cash to pay down this note receivable over time. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. See “Off Balance Sheet Liabilities.”
     Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd., or Flash Partners, a business venture with Toshiba, formed in fiscal 2004. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility, Fab 3, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners. Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a mark-up. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase half of Flash Partners’ NAND wafer supply. The Company cannot estimate the total amount of this commitment as of October 1, 2006, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of October 1, 2006, the Company and Toshiba had committed to expand Flash Partners’ capacity to 110,000 wafer starts per month. The Company currently estimates the total equipment funding obligation at the 110,000 wafer starts per month level to be approximately 500 billion Japanese yen, or approximately $4.3 billion, based upon the exchange rate at October 1, 2006. Of this amount, the Company is obligated to fund 250.0 billion Japanese yen, or approximately $2.1 billion based upon the exchange rate at October 1, 2006, of which approximately $1.0 billion was left to fund as of October 1, 2006. After considering the commitments between the Company and Toshiba to expand capacity at Flash Partners, the Company continues to not be the primary beneficiary of Flash Partners.
     As of October 1, 2006, Flash Partners had secured operating lease facilities of 215 billion Japanese yen, or approximately $1.8 billion based on the exchange rate at October 1, 2006. As of October 1, 2006, Flash Partners had utilized operating lease facilities of 117.0 billion Japanese yen, or $991 million based on the exchange rate at October 1, 2006. As of October 1, 2006, the Company’s guarantee of the Flash Partners’ operating lease obligation, net of accumulated lease payments, was approximately 51.6 billion Japanese yen, or approximately $437 million based upon the exchange rate at October 1, 2006. On October 10, 2006, Flash Partners utilized approximately 46.0 billion Japanese yen, or approximately $390 million based upon the exchange rate at

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
October 1, 2006, of outstanding lease lines. The Company’s guarantee for half of this latest 46.0 billion Japanese yen draw-down was 23.0 billion Japanese yen, or approximately $195 million based upon the exchange rate at October 1, 2006. See Note 14, “Subsequent Events.” In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be obligated to guarantee in whole or in part.
     Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd., or Flash Alliance, a business venture with Toshiba, formed on July 7, 2006. In the venture, the Company and Toshiba will collaborate in the development and manufacture of NAND flash memory products. These NAND flash memory products will be manufactured by Toshiba at its 300-millimeter wafer fabrication facility, Fab 4, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment that will be owned or leased by Flash Alliance. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a mark-up. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting. The Company is committed to purchase half of Flash Alliance’s NAND wafer supply.
     The capacity of Fab 4 at full expansion is expected to be greater than 150,000 wafers per month and the timeframe to reach full capacity is to be mutually agreed by the parties. To date, the parties have agreed to an expansion plan which is estimated to begin in the fourth quarter of 2007 and reach 67,500 wafers per month. The total investment in Fab 4 for this phase of expansion is currently estimated at approximately $3.0 billion through the end of 2008, of which the Company’s share is currently estimated to be approximately $1.5 billion. Initial NAND production is currently scheduled for the end of 2007. For expansion beyond 67,500 wafers per month, it is expected that investments and output would continue to be shared 50/50 between the Company and Toshiba. The Company expects to fund its portion of the investment through its cash as well as other financing sources and as of October 1, 2006, the Company and Toshiba had not finalized the exact timing of funding. The Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As a part of the FlashVision, Flash Partners and Flash Alliance venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. As of October 1, 2006, the Company had accrued liabilities related to these expenses of $5.9 million.
     Toshiba Foundry. The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of this agreement, the Company is required to provide Toshiba with a purchase order commitment based on a nine-month rolling forecast.
     Business Ventures and Foundry Arrangement with Toshiba. Purchase orders placed under the Toshiba ventures and foundry arrangement with Toshiba relating to the first three months of the nine-month forecast are binding and cannot be canceled. At October 1, 2006, the Company had approximately $171.3 million of noncancelable purchase orders for flash memory wafers outstanding to FlashVision, Flash Partners and Toshiba.
     Other Silicon Sources. The Company’s contracts with its other sources of silicon wafers generally require the Company to provide purchase order commitments based on nine-month rolling forecasts. The purchase orders placed under these arrangements relating to the first three months of the nine-month forecast are generally binding and cannot be canceled. Outstanding purchase commitments for other sources of silicon wafers are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Off Balance Sheet Liabilities
     The following table details the Company’s portion of the remaining indemnification or guarantee obligation under each of the FlashVision and Flash Partners master lease facilities in both Japanese yen and United States dollar equivalent based upon the exchange rate at October 1, 2006.

Master Lease Agreements by Execution Date	Lease Amounts(1)		Expiration
	(Yen in billions)	(Dollars in millions)
FlashVision
June 2006	¥6.6	$56	2009

Flash Partners
December 2004	20.5	174	2010
December 2005	15.8	134	2011
June 2006	15.2	129	2011
September 2006 (2)	—	—	2011

Total Flash Partners	51.5	437

Total indemnification or guarantee obligation	¥58.1	$493

(1)	The maximum amount of the Company’s contingent indemnification or guarantee obligation, net of payments and any lease adjustments.

(2)	In September 2006, Flash Partners entered into a master equipment lease agreement providing for up to 98.0 billion Japanese yen, or approximately $830 million based upon the exchange rate at October 1, 2006, of original lease obligations. On October 10, 2006, Flash Partners utilized approximately 46.0 billion Japanese yen, or approximately $390 million based upon the exchange rate at October 1, 2006 of the amount provided under this lease line. The Company’s guarantee for half of this latest 46.0 billion Japanese yen draw-down was 23.0 billion Japanese yen, or approximately $195 million based upon the exchange rate at October 1, 2006. See Note 14, “Subsequent Events.”
     FlashVision. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese yen, or approximately $321 million based upon the exchange rate at October 1, 2006, with Mizuho Leasing, and other financial institutions. On May 31, 2006, FlashVision refinanced the remaining balance of this equipment lease arrangement. The refinanced arrangement was approximately 15.0 billion Japanese yen, or approximately $127 million based upon the exchange rate at October 1, 2006. Lease payments are due quarterly and are scheduled to be completed in February 2009 and a residual payment of 3.1 billion Japanese yen, or $26 million based upon the exchange rate at October 1, 2006, will be due in May 2009. Under the terms of the refinanced lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of October 1, 2006, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 6.6 billion Japanese yen, or approximately $56 million based upon the exchange rate at October 1, 2006.
     Flash Partners. Flash Partners intends to sell and lease-back from a consortium of financial institutions a portion of its tools and has entered into four equipment lease agreements of approximately 215.0 billion Japanese yen, or approximately $1.8 billion based upon the exchange rate at October 1, 2006. As of October 1, 2006, Flash Partners had drawn down approximately 117.0 billion Japanese yen, or approximately $991 million based upon the exchange rate at October 1, 2006. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under the master lease agreements. Lease payments are due quarterly or semi-annually and are scheduled to be completed in stages through 2011. At the end of each of the lease terms, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
terms to protect the leased assets. The master lease agreements contains covenants that require the Company to maintain a minimum shareholder equity balance of $1.16 billion as well as a long-term loan rating of BB- or Ba3, based on a named independent rating service. In addition, the master lease agreements contain customary events of default for a Japanese lease facility. The master lease agreements are exhibits to the Company’s most recent annual report for Form 10-K and the most recent lease facility is an exhibit to this quarterly report on Form 10-Q. These agreements should be read carefully in their entirety for a comprehensive understanding of their terms and the nature of the obligations the Company guaranteed. The fair value of the Company’s guarantee of Flash Partners’ lease obligation was insignificant at inception of the guarantee. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be required to guarantee in whole or in part. As of October 1, 2006, the maximum amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects payments and any lease adjustments, was approximately 51.5 billion Japanese yen, or approximately $437 million based upon the exchange rate at October 1, 2006.
Guarantees
     Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of October 1, 2006, no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of October 1, 2006 or January 1, 2006, as this liability is not reasonably estimable even though liability under these agreements is not remote.
     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other, Flash Partners and Flash Alliance for, environmental remediation costs or liability resulting from Flash Partners or Flash Alliance’s manufacturing operations in certain circumstances. In 2004 and 2006, respectively, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facility at which Flash Partners operations are located and Flash Alliance operations will be located to establish a baseline for evaluating future environmental conditions. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Partners or Flash Alliance infringe third-party patents. The Company has not made any indemnification payments under any such agreements and as of October 1, 2006, no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Contractual Obligations and Off Balance Sheet Arrangements
     Contractual Obligations. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at October 1, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

						More than 5
			Less than	2 - 3 Years	3 –5 Years	Years
			1 Year	(Fiscal 2007	(Fiscal 2009	(Beyond
	Total		(3 months 2006)	and 2008)	and 2010)	Fiscal 2010)
Operating leases	$40,453		$1,572	$11,129	$10,583	$17,169
FlashVision, fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	230,678	(4)	23,140	137,614	67,129	2,795
Flash Partners fabrication capacity expansion and reimbursement for certain other costs including depreciation (1)	2,713,192	(4)	76,377	1,110,887	755,895	770,033
Toshiba research and development	70,500	(4)	5,500	65,000	—	—
Capital equipment purchases commitments	67,373		67,373	—	—	—
1% Convertible Senior Notes principal and interest (2)	1,229,016		5,750	23,000	23,000	1,177,266
Operating expense commitments	88,399		88,399	—	—	—
Noncancelable production purchase commitments (3)	310,832	(4)	310,832	—	—	—

Total contractual cash obligations	$4,750,443		$578,943	$1,347,630	$856,607	$1,967,263

     Off Balance Sheet Arrangements.

As of
October 1, 2006
Indemnification of FlashVision foundry equipment lease (5)	$55,664
Guarantee of Flash Partners lease(6)	$436,921

(1)	In July 2006, the Company and Toshiba agreed to expand Fab 3 to 110,000 wafers per month and agreed to an additional investment in Fab 3 of which the Company’s share is approximately $350 million.

(2)	In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2006.

(3)	Includes Toshiba foundries, FlashVision, Flash Partners, related parties vendors and other silicon sources vendors purchase commitments.

(4)	Includes amounts denominated in Japanese yen which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at October 1, 2006.

(5)	The Company’s contingent indemnification obligation is 6.6 billion Japanese yen, or approximately $56 million based upon the exchange rate at October 1, 2006.

(6)	The Company’s guarantee obligation, net of cumulative lease payments, is 51.5 billion Japanese yen, or approximately $437 million based upon the exchange rate at October 1, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Foreign Currency Exchange Contracts
     The Company’s objective for holding derivatives is to minimize the material risks associated with non-functional currency transactions. The Company does not enter into derivatives for speculative or trading purposes. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in fair value recorded in other income (expense). The Company had foreign currency exchange contract lines available in the amount of $1.74 billion at October 1, 2006 to enter into foreign currency forward contracts. As of October 1, 2006, the Company had foreign currency forward contracts in place with a notional amount of 11.9 billion Japanese yen, or approximately $100 million based upon the exchange rate at October 1, 2006. The fair value of these foreign currency forward contracts as of October 1, 2006 was immaterial. The realized gains and losses on foreign currency forward contracts for the three and nine months ended October 1, 2006 were immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
10. Related Parties and Strategic Investments
     Toshiba. The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners. See also Note 9, “Commitments, Contingencies and Guarantees.” The Company purchased NAND flash memory wafers from FlashVision, Flash Partners and Toshiba, made payments for shared research and development expenses, made loans to FlashVision and Flash Partners and made investments in Flash Partners totaling approximately $228.6 million, $791.2 million, $161.9 million and $422.4 million in the three and nine months ended October 1, 2006 and October 2, 2005, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. At October 1, 2006 and January 1, 2006, the Company had accounts payable balances due to FlashVision of $19.8 million and $23.0 million, respectively, balances due to Flash Partners of $39.3 million and $27.0 million, respectively, and balances due to Toshiba of $19.1 million and $11.7 million, respectively. At October 1, 2006 and January 1, 2006, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $5.9 million and $4.2 million, respectively.
     Tower Semiconductor. As of October 1, 2006, the Company owned approximately 13% of the outstanding shares of Tower Semiconductor Ltd., or Tower, one of its suppliers of wafers for its controller components, has prepaid wafer credits issued by Tower, and has convertible debt and a warrant to purchase Tower ordinary shares. The Company’s Chief Executive Officer is also a member of the Tower board of directors. As of October 1, 2006, the Company owned approximately 11.6 million Tower shares with a carrying value and market value of $15.0 million and $16.9 million, respectively, a warrant to purchase 0.4 million Tower ordinary shares at an exercise price of $7.50 per share, with a carrying value of zero and Tower prepaid wafer credits with a carrying value of zero. In addition, the Company holds a Tower convertible debenture with a carrying value and market value of $4.1 million. Also, as of October 1, 2006, the Company loaned $6.8 million out of the Company’s $10.0 million total commitment to Tower to fund a portion of the overall expansion of Tower’s 0.13 micron logic wafer capacity. The loan to Tower is are secured by the equipment purchased. The Company purchased controller wafers and related non-recurring engineering, or NRE, of approximately $19.4 million, $36.0 million, $2.6 million and $17.3 million in the three and nine months ended October 1, 2006 and October 2, 2005, respectively. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At October 1, 2006 and January 1, 2006, the Company had amounts payable to Tower of approximately $6.3 million and $2.4 million, respectively, related to the purchase of controller wafers and related NRE.
     Flextronics. The Chairman of Flextronics International, Ltd., or Flextronics, has served on the Company’s Board of Directors since September 2003. For the three and nine months ended October 1, 2006 and October 2, 2005, the Company recorded revenues related to Flextronics and its affiliates of $28.6 million, $77.4 million, $6.1 million and $13.3 million, respectively, and at October 1, 2006 and January 1, 2006, the Company had receivables from Flextronics and its affiliates of $32.9 million and $12.5 million, respectively. In addition, the Company purchased from Flextronics and its affiliates $20.8 million, $41.4 million, $10.1 million and $29.4 million of services for card assembly and testing in the three and nine months ended October 1, 2006 and October 2, 2005, respectively, which are ultimately reflected as a component of the Company’s cost of product revenues. At October 1, 2006 and January 1, 2006, the Company had amounts payable to Flextronics and its affiliates of approximately $6.5 million and $5.4 million, respectively, for these services.
     U3, LLC. The Company and msystems Ltd., or msystems, each own 50% of U3, LLC, or U3, an entity established to develop and market a next generation platform for universal serial bus flash drives. The Company has consolidated the statement of financial position and the results of operations of U3 since the first quarter of fiscal 2005. The Company’s total investment in U3 as of October 1, 2006 was $7.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
11. Business Acquisition
     msystems Ltd. On July 30, 2006, the Company entered into agreements to acquire msystems Ltd., or msystems, in an all stock transaction. This combination will join together two flash memory companies with complementary products, customers and channels. In the transaction, each msystems ordinary share will be converted into 0.76368 of a share of the Company’s common stock. The closing of the transaction remains subject to conditions, including, among others, msystems’ shareholder approval and Israeli court approval, as well as customary closing conditions. The transaction is expected to close in the fourth quarter of 2006.
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
     The preliminary allocation of Matrix purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on management’s estimates of fair value, which included a third-party appraisal. The allocation of the purchase price may be subject to change based on final estimates of fair value, primarily related to acquisition-related restructuring.

Cash	$9,432
Accounts receivable	6,956
Inventory	4,010
Property and equipment, net	1,919
Other assets	1,786

Total assets acquired	24,103

Accounts payable	(2,302)
Other liabilities	(23,081)

Total liabilities assumed	(25,383)

Net tangible liabilities acquired	$(1,280)

     The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible liabilities acquired	$(1,280)
Acquired in-process technology	39,600
Acquisition-related restructuring	(17,462)
Deferred income tax assets, net	3,928
Goodwill	155,230
Other intangible assets:
Core technology	76,300
Developed product technology	11,400
Customer relationships	14,100

281,816
Assumed unvested equity instruments to be expensed	14,563

Purchase price	$296,379

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
     In-process Technology. As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology which was determined through established valuation techniques in the high-technology computer industry and written off in the first quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $39.6 million in the first quarter of fiscal 2006. As of October 1, 2006, it was estimated that these in-process projects would be completed over the next one to three years at an estimated total cost of $16.0 million.
     The net cash flows from the identified projects were based on estimates of revenues, costs of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisition. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects were expected to grow through fiscal 2009 and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with ongoing maintenance after a product is released. These activities range from 0% to 5% of Matrix’s portion of the Company’s net revenues for the in-process technologies.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Pro Forma Results. The following unaudited pro forma financial information for the nine months ended October 1, 2006 and three and nine months ended October 2, 2005, presents the combined results of the Company and Matrix, as if the acquisition had occurred at the beginning of the periods presented. Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for acquired in-process technology were excluded as these items were non-recurring.

	Three months
	ended	Nine months ended
	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands, except per share amounts)
Net revenues	$593,531	$2,094,671	$1,565,941
Net income	$98,088	$263,329	$221,452
Net income per share
Basic	$0.53	$1.35	$1.19
Diluted	$0.49	$1.29	$1.13
     The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Matrix constituted a consolidated entity during such periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
12. Income Taxes
     The Company recorded tax provisions of $57.3 million, $153.5 million, $63.1 million and $148.3 million for the three and nine months ended October 1, 2006 and October 2, 2005, respectively, or effective tax rates of 35.7%, 39.6%, 37.0%, and 37.0% for the three and nine months ended October 1, 2006 and October 2, 2005, respectively. The Company’s effective tax rate for the third quarter of fiscal 2006 differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, stock option compensation adjustments recorded under FAS 123(R), in-process R&D write-off, tax exempt interest income and the tax impact of non-U.S. operations.
     The tax benefits associated with stock option activity for the three and nine months ended October 1, 2006 and October 2, 2005 reduced taxes payable by $3.1 million, $64.1 million, $17.2 million and $26.2 million, respectively. Such benefits are credited to capital in excess of par value when realized.

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
     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ‘222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ‘002, ‘894 and ‘219 patents are unenforceable. On March 17, 2006, the Court granted a stipulation by the parties withdrawing all claims and counterclaims regarding the ‘002 patent. On August 31, 2006, the Court entered an order staying the case to facilitate settlement negotiations.
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
     On February 4, 2005, STMicro filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(the “‘44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “‘45 Action”), respectively. The complaints seek damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. in the ‘45 Action. The counterclaims seek damages and injunctive relief against STMicroelectronics N.V. and STMicroelectronics, Inc. flash memory products. In the ‘44 Action, the Magistrate Judge has issued a Report and Recommendation that the Company’s motion for summary judgment of non-infringement on all accused products be granted. STMicro has asked the U.S. District Court Judge to reverse that finding. The ’44 Action is scheduled currently for jury selection and trial on January 24, 2007. The ’45 Action is scheduled currently for jury selection and trial on April 16, 2007.
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
     On October 14, 2005, STMicroelectronics, Inc. filed a complaint against the Company and the Company’s CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216. The complaint alleges that STMicroelectronics, Inc., as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On November 23, 2005, Harari and the Company filed counterclaims, asserting the Company’s ownership of the patents and applications raised in the complaint. On December 13, 2005, STMicroelectronics, Inc. filed a motion to remand the case back to the Superior Court of Alameda County. STMicro’s remand motion was denied by the Court in March 2006. On April 24, 2006, Dr. Harari and the Company filed a motion for summary judgment on statute of limitations and other grounds that, if granted, would result in dismissal of all of STMicro’s claims. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying ST’s request for remand. Due to the remand, the District Court did not rule upon SanDisk’s summary judgment motion. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal which asks that the Court’s September 12 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. The Company filed a special motion to strike ST’s unfair competition claim, which the Court denied on September 11, 2006. The Company has appealed the denial of that motion.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     On January 10, 2006, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA-560) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the ITC, naming STMicro as respondents. In the complaint, the Company alleges that: (i) STMicro’s NOR flash memory infringes United States Patent 5,172,338 (‘338 patent) ; (ii) STMicro’s NAND flash memory infringes U.S. Patent No. 6,542,956; and (iii) STMicro’s NOR flash memory and NAND flash memory infringe U.S. Patent No. 5,991,517 (‘517 patent). The complaint seeks an order excluding STMicro’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on the Company’s complaint, on February 8, 2006. On March 31, 2006, STMicro filed a motion for partial summary determination or termination of the investigation with respect to the ‘338 patent. On May 1, 2006, the Administrative Law Judge denied STMicro’s motion in an order that is not subject to review by the ITC. On May 17, 2006, SanDisk filed a motion to voluntarily terminate the investigation with respect to U.S. Patent No. 6,542,956. On June 1, 2006, the ALJ issued an Initial Determination granting the Company’s motion. On August 15, 2006, the ALJ set December 4, 2006 as the date for the hearing, April 4, 2007 for the Initial Determination and August 13, 2007 as the target date for completion of the investigation. On September 25, 2006, STMicro filed motions for summary determination of non-infringement of the ‘338 patent with respect to its current products and non-infringement of the ‘338 and ‘517 patents with respect to prospective products and of lack of domestic industry with regard to the ‘338 patent. On the same date, SanDisk filed a motion for summary determination of the economic prong of the domestic industry requirement with regard to the ’517 patent. On September 12, 2006, the Company filed a motion to voluntarily terminate the investigation with respect to claims 1, 2, and 4 of the ’517 patent. On October 10, 2006, the ALJ issued an Initial Determination granting the Company’s motion with respect to claims 2 and 4 of the ’517 patent.
     On or about July 15, 2005, Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., (“Sisvel”) filed suit against the Company and others in the district court of the Netherlands in The Hague in a case captioned Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A. adverse to SanDisk International Sales, Moduslink B.V. and UPS SCS (Nederland) B.V., Case No. 999.131.1804 (Cause List numbers 2006/167 and 2006/168). Sisvel alleges that certain of the Company’s MP3 products infringe three European patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly indicated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. The Company has submitted its answer on the substance of Sisvel’s claim. Further pre-trial proceedings must be undertaken and a trial is unlikely in this matter until the end of 2007, at the earliest.
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
     In another related action, on April 13, 2006, Audio MPEG filed a complaint alleging patent infringement in the District Court for the Eastern District of Virginia. The case is Audio MPEG v. SanDisk Corporation, Case No. 2:06cv209 WDK/JEB. Audio MPEG holds itself out to be the U.S. subsidiary of Sisvel and purports to have the right to enforce certain patents in the U.S. on subject matter related to the patents asserted by Sisvel in the Netherlands. Specifically, Audio MPEG asserts U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”). The court has not yet issued a case management order or otherwise indicated when a trial should be expected to take place.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company’s subsidiary, SanDisk GmbH, for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk GmbH, file no. 7 O 90/06, which was served on the Company on or about May 10, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. In a first trial in September of 2006, the Mannheim court expressed reservations about Sisvel’s claim of infringement and ordered further briefing and a resumption of the trial, which is now set for January 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     In another related action, on April 13, 2006, Sisvel filed suit against the Company for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk Corporation, file no. 7 O 89/06, which was served on the Company in or about July, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. Both sides have submitted initial pleadings. There is no trial date yet set for this matter.
     On August 7, 2006, two purported shareholder class and derivative actions, captioned Capovilla v. SanDisk Corp., No. 106 CV 068760, and Dashiell v. SanDisk Corp., No. 106 CV 068759, were filed in the Superior Court of California in Santa Clara County, California. On August 9, 2006, and August 17, 2006, respectively, two additional purported shareholder class and derivative actions, captioned Lopiccolo v. SanDisk Corp., No. 106 CV 068946, and Sachs v. SanDisk Corp., No. 1-06-CV-069534, were filed in that court. These four lawsuits were subsequently consolidated under the caption In re msystems Ltd. Shareholder Litigation, No. 106 CV 068759 and on October 27, 2006, a consolidated amended complaint was filed that supersedes the four original complaints. The lawsuit is brought by purported shareholders of msystems names as defendants the Company and each of msystems’ directors, including its President and Chief Executive Officer, and its former Chief Financial Officer (now its Chief Operating Officer), and names msystems as a nominal defendant. The lawsuit asserts purported class action and derivative claims. The alleged derivative claims assert, among other things, breach of fiduciary duties, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement with respect to past stock option grants. The alleged class and derivative claims also assert claims for breach of fiduciary duty by msystems’ board, which the Company is alleged to have aided an abetted, with respect to allegedly inadequate consideration for the merger, and allegedly false or misleading disclosures in proxy materials relating to the merger. The complaints seek, among other things, equitable relief, including enjoining the proposed merger, and compensatory and punitive damages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
14. Subsequent Events
     In September 2006, Flash Partners entered into a master equipment lease agreement providing for up to 98.0 billion Japanese yen, or approximately $830 million based upon the exchange rate at October 1, 2006, of original lease obligations. There were no amounts outstanding under this master lease agreement at October 1, 2006; however, on October 10, 2006, Flash Partners utilized approximately 46.0 billion Japanese yen, or approximately $390 million based upon the exchange rate at October 1, 2006, of the total amount provided for under the September 2006 master lease agreement, of which the Company guaranteed 23.0 billion Japanese yen, or approximately $195 million based upon the exchange rate at October 1, 2006. See Note 9, “Commitments, Contingencies and Guarantees.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
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
     As a supplier to this industry, our results are primarily driven by worldwide demand for flash storage devices, which in turn depends on end-user demand for electronic products. We believe the market for flash storage is price elastic. We expect that as we reduce the price of our flash devices, consumers will demand an increasing number of megabytes of memory. In order to profitably capitalize on price elasticity in the market for flash storage products, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer. We seek to achieve these cost reductions through technology improvements primarily focused on increasing the amount of memory stored in a given area of silicon.
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
     In May 2006, we issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due 2013 (the “1% Notes”). The 1% Notes were issued at par and pay interest at a rate of 1% per annum. The 1% Notes may be converted into our common stock, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. The net proceeds to us from the offering of the 1% Notes were $1.13 billion. Concurrently with the issuance of the 1% Notes, we purchased a convertible bond hedge and sold warrants. The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1% Notes and to increase the initial conversion price to $95.03 per share. Net proceeds from this offering will be used for general corporate purposes, including capital expenditures for new and existing manufacturing facilities, development of new technologies, general working capital and other non-manufacturing capital expenditures. The net proceeds may also be used to fund strategic investments or acquisitions of products, technologies or complementary businesses or obtain the right or license to use additional technologies.
     On July 7, 2006, we and Toshiba Corporation, or Toshiba, entered into a business venture, Flash Alliance Ltd., or Flash Alliance, to build Fab 4, a new advanced 300-millimeter wafer fabrication facility at Toshiba’s Yokkaichi, Japan operations, to meet the anticipated fast growing demand for NAND flash memory in 2008 and beyond. We own 49.9% and Toshiba owns 50.1% of Flash Alliance. Both we and Toshiba will collaborate in the development and manufacture of NAND flash memory products. These NAND flash memory products will be manufactured by Toshiba at Fab 4 using semiconductor manufacturing equipment owned or leased by Flash Alliance. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a mark-up. We account for our 49.9% ownership position in Flash Alliance under the equity method of accounting. We are committed to purchase half of Flash Alliance’s NAND wafer supply.

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
     On July 30, 2006, we entered into agreements to acquire msystems Ltd., or msystems, in an all stock transaction. This combination will join together two flash memory companies with complementary products, customers and channels. In the transaction, each msystems ordinary share will be converted into 0.76368 of a share of our common stock. The closing of the transaction remains subject to conditions, including, among others, msystems’ shareholder approval and Israeli court approval, as well as customary closing conditions. The transaction is expected to close in the fourth quarter of 2006.
     Beginning in the first quarter of fiscal 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share Based Payments, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the nine months ended October 1, 2006 included the following: (a) compensation cost based on the grant date fair value related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R), we recognized share-based compensation expense of $25.2 million and $69.8 million during the three months and nine months ended October 1, 2006, which affected our reported cost of sales, research and development, selling and marketing and general and administrative expenses. In addition, at October 1, 2006, we capitalized to inventory $2.9 million of compensation cost for share-based awards that were issued to manufacturing personnel. We calculate this share-based compensation expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes-Merton closed-form option valuation model. As of October 1, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $219.6 million, which we expect will be recognized over a weighted-average period of 2.6 years.

Results of Operations

	Three months ended				Nine months ended
	October 1,	% of	October 2,	% of	October 1,	% of	October 2,	% of
	2006	Revenue	2005	Revenue	2006	Revenue	2005	Revenue
	(In millions, except percentages)
Product revenues	$673.2	89.6%	$529.7	89.8%	$1,847.6	88.2%	$1,383.2	88.9%
License and royalty revenues	78.2	10.4%	59.9	10.2%	246.2	11.8%	172.3	11.1%

Total revenues	751.4	100.0%	589.6	100.0%	2,093.8	100.0%	1,555.5	100.0%
Cost of product revenues	455.4	60.6%	332.8	56.4%	1,270.4	60.7%	884.8	56.9%

Gross margins	296.0	39.4%	256.8	43.6%	823.4	39.3%	670.7	43.1%
Operating expenses
Research and development	78.0	10.4%	43.4	7.4%	215.6	10.3%	150.8	9.7%
Sales and marketing	45.0	6.0%	31.6	5.4%	133.4	6.4%	83.2	5.3%
General and administrative	40.2	5.3%	23.2	3.9%	107.4	5.1%	58.5	3.8%
Write-off of acquired in-process technology	—	—	—	—	39.6	1.9%	—	—
Amortization of acquisition-related intangible assets	4.4	0.6%	—	—	12.6	0.6%	—	—

Total operating expenses	167.6	22.3%	98.2	16.7%	508.6	24.3%	292.5	18.8%

Operating income	128.4	17.1%	158.6	26.9%	314.8	15.0%	378.2	24.3%
Other income	32.2	4.3%	12.0	2.0%	72.7	3.5%	22.6	1.5%

Income before taxes	160.6	21.4%	170.6	28.9%	387.5	18.5%	400.8	25.8%
Provision for income taxes	57.3	7.7%	63.1	10.7%	153.5	7.3%	148.3	9.6%

Net income	$103.3	13.7%	$107.5	18.2%	$234.0	11.2%	$252.5	16.2%

Product Revenues

	Three months ended			Nine months ended
			Percent			Percent
	October 1, 2006	October 2, 2005	Change	October 1, 2006	October 2, 2005	Change
	(In millions, except percentages)
Retail	$445.5	$401.4	11%	$1,263.8	$1,094.5	15%
OEM	227.7	128.3	77%	583.8	288.7	102%

Product revenues	$673.2	$529.7	27%	$1,847.6	$1,383.2	34%

     The increase in our product revenues for the three months ended October 1, 2006 compared to the three months ended October 2, 2005 was comprised of a 217% increase in the number of megabytes sold, partially offset by a 60% reduction in our average selling price per megabyte. The increase in our product revenues for the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005 was comprised of a 191% increase in the number of megabytes sold, partially offset by a 54% reduction in our average selling price per megabyte. Our year-over-year product revenue growth for the three months and nine months ended October 1, 2006 was primarily due to increased sales of our memory products for mobile phones, as well as growth in sales of our Sansa™ MP3 players, memory cards for gaming devices and USB drives. We expect to continue to reduce our price per megabyte as technology advances allow us to further reduce our cost per megabyte.
     Our top ten customers represented approximately 51% of our total revenues in the three and nine months ended October 1, 2006, respectively, compared to 46% and 53% in three and nine months ended October 2, 2005, respectively. Customers who exceeded 10% of our total revenues in either of the three and nine months ended October 1, 2006 or October 2, 2005 were Sony Ericsson Mobile Communications AB, which was 10% for the three months ended October 1, 2006 and Samsung Electronics Co. Ltd., or Samsung, which was 11% in the nine months ended October 1, 2006, including sales of our products and royalty revenues.

Geographical Product Revenues

	Three months ended					Nine months ended
	October 1, 2006		October 2, 2005			October 1, 2006		October 2, 2005
		% of		% of			% of		% of
		Product		Product	Percent		Product		Product	Percent
	Revenue	Revenue	Revenue	Revenue	Change	Revenue	Revenue	Revenue	Revenue	Change
	(In millions, except percentages)
North America	$281.7	42%	$256.6	48%	10%	$775.1	42%	$695.0	50%	12%
EMEA	207.4	31%	160.9	30%	29%	557.3	30%	444.2	32%	25%
Other foreign countries	184.1	27%	112.2	22%	64%	515.2	28%	244.0	18%	111%

	$673.2	100%	$529.7	100%	27%	$1,847.6	100%	$1,383.2	100%	34%

     Product revenues for the nine month period ended October 1, 2006 over the comparable period in fiscal 2005 reflect higher sales to the Asia-Pacific region for handset OEM customers that are bundling our flash memory cards with music and camera enabled handsets.
License and Royalty Revenues

	Three months ended			Nine months ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2006	2005	Change	2006	2005	Change
	(In millions, except percentages)
License and royalty revenues	$78.2	$59.9	31%	$246.2	$172.3	43%
     The increase in our license and royalty revenues for the three and nine months ended October 1, 2006 was primarily driven by increased overall sales by our licensees as well as increased royalties related to licensee sales of multi-level-cell (MLC) based products.
Gross Margin

	Three months ended			Nine months ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2006	2005	Change	2006	2005	Change
	(In millions, except percentages)
Product gross margin	$217.8	$196.9	11%	$577.2	$498.3	16%
Product gross margin (as a percent of product revenues)	32.4%	37.2%		31.2%	36.0%
Total gross margin (as a percent of total revenues)	39.4%	43.6%		39.3%	43.1%
     The decrease in product gross margin percentage for the three and nine months ended October 1, 2006 over the comparable period in fiscal 2005 was primarily due to a reduction in the average selling price per megabyte that was not fully offset by a decrease in the cost per megabyte as well as stock compensation expense of $2.6 million and $5.1 million, respectively, related to the adoption of SFAS 123(R). In addition, stock compensation expense of $2.9 million was capitalized to inventory at October 1, 2006 and will be recognized as cost of sales as product is sold.
Research and Development

	Three months ended			Nine months ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2006	2005	Change	2006	2005	Change
	(In millions, except percentages)
Research and development	$78.0	$43.4	80%	$215.6	$150.8	43%
Percent of revenue	10.4%	7.4%		10.3%	9.7%
     Our research and development expense growth for the three and nine months ended October 1, 2006 was primarily due to stock compensation expense of $10.3 million and $29.5 million, respectively, related to the adoption of SFAS 123(R), increased payroll costs of $8.2 million and $23.5 million, respectively, related to our acquisition of Matrix and other headcount growth,, higher engineering consulting costs of $2.8 million and $8.4 million, respectively, and FlashVision and Flash Partners common research and development costs of $11.3 million and $24.0 million, respectively.

Sales and Marketing

	Three months ended			Nine months ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2006	2005	Change	2006	2005	Change
	(In millions, except percentages)
Sales and marketing	$45.0	$31.6	42%	$133.4	$83.2	60%
Percent of revenue	6.0%	5.4%		6.4%	5.3%
     Our sales and marketing expense growth for the three and nine months ended October 1, 2006 was primarily due to stock compensation expense of $4.6 million and $13.8 million, respectively, related to the adoption of SFAS 123(R), increased payroll costs of $2.7 million and $9.0 million, respectively, increased branding and merchandising expenses primarily related to larger storefront presence of $3.5 million and $10.5 million, respectively, and higher consulting and outside services costs of $2.4 million and $6.6 million, respectively.
General and Administrative

	Three months ended			Nine months ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2006	2005	Change	2006	2005	Change
	(In millions, except percentages)
General and administrative	$40.2	$23.2	73%	$107.4	$58.5	84%
Percent of revenue	5.3%	3.9%		5.1%	3.8%
     Our general and administrative expense growth for the three and nine months ended October 1, 2006 was primarily due to increased stock compensation expense of $7.7 million and $21.5 million, respectively, related to the adoption of SFAS 123(R), increased patent and other litigation costs of $3.1 million and $11.4 million, respectively, and increased payroll costs of $2.6 million and $7.7 million, respectively.
Write-off of Acquired In-process Technology

	Three months ended			Nine months ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2006	2005	Change	2006	2005	Change
	(In millions, except percentages)
Write-off of acquired in-process technology	$—	$—	n/a	$39.6	$—	n/a
Percent of revenue	—	—		1.9%	—
     As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology which was determined through established valuation techniques in the high-technology computer industry and written off in the first quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. As of October 1, 2006, it was estimated that these in-process projects would be completed over the next one to three years at an estimated total cost of $16.0 million. See Note 11, “Business Acquisition.”
Amortization of Acquisition-Related Intangible Assets

	Three months ended			Nine months ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2006	2005	Change	2006	2005	Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$4.4	$—	n/a	$12.6	$—	n/a
Percent of revenue	0.6%	—		0.6%	—
     Our expense from the amortization of acquisition-related intangible assets for the three and nine months ended October 1, 2006 was primarily related to our acquisition of Matrix in January 2006.

Other Income

	Three months ended			Nine months ended
	October 1,	October 2,	Percent	October 1,	October 2,	Percent
	2006	2005	Change	2006	2005	Change
	(In millions, except percentages)
Equity in income (loss) of business ventures	$0.4	$—	n/a	$0.8	$—	n/a
Interest income	29.9	11.1	169%	68.5	28.8	138%
Gain (loss) on investment in foundries	1.6	0.5	220%	3.8	(8.8)	143%
Interest expense and other income (expense), net	0.3	0.4	(25)%	(0.4)	2.6	(115)%

Total other income	$32.2	$12.0	168%	$72.7	$22.6	222%

     The increase in non-operating income for the three and nine months ended October 1, 2006 was primarily due to increased interest income of $29.9 million and $68.5 million, respectively, as a result of higher interest rates and higher cash and investment balances partially offset by interest expense of $3.8 million and $6.7 million, respectively, related to the issuance and sale of $1.15 billion of 1% Notes in May 2006.
Provision for Income Taxes

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Provision for income taxes	35.7%	37.0%	39.6%	37.0%
     We recorded tax provisions of $57.3 million, $153.5 million, $63.1 million and $148.3 million for the three and nine months ended October 1, 2006 and October 2, 2005, respectively, or effective tax rates of 35.7%, 39.6%, 37.0%, and 37.0% for the three and nine months ended October 1, 2006 and October 2, 2005, respectively. Our effective tax rate for the third quarter of fiscal 2006 differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, stock option compensation adjustments recorded under FAS 123(R), in-process R&D write-off, tax exempt interest income and the tax impact of non-U.S. operations.
     The tax benefits associated with stock option activity for the three and nine months ended October 1, 2006 and October 2, 2005 reduced taxes payable by $3.1 million, $64.1 million, $17.2 million and $26.2 million, respectively. Such benefits are credited to capital in excess of par value when realized.

Liquidity and Capital Resources
     Cash Flows. Operating activities generated $403.2 million of cash during the nine months ended October 1, 2006. The primary sources of operating cash flow for the nine months ended October 1, 2006 were: (1) net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation and write-off of acquired in-process technology, which were partially offset by tax benefit from share-based compensation, lower deferred taxes and loss on investment in foundries, and (2) reductions in accounts receivable and other assets and other liabilities, which were partially offset by increases in inventories and decreases in accounts payable.
     We used $889.6 million for investing activities during the nine months ended October 1, 2006. Purchases of short and long-term investments, net of proceeds from sales and maturities of short-term investments, totaled $556.4 million. Capital expenditures totaling $123.4 million and our loans and investment in Flash Partners of $219.1 million to purchase equipment for Fab 3 was partially offset by cash acquired of $9.4 million as a result of our acquisition of Matrix.
     In the nine months ended October 1, 2006, we generated $1.20 billion of cash from financing activities due to $1.13 billion of cash from the issuance of the 1% Convertible Senior Notes, net of issuance costs, partially offset by the purchase of the convertible bond hedge of $386.1 million. We received $308.7 million from the issuance of warrants and $86.1 million from exercises of share-based awards. Additionally, we received a tax benefit of $64.1 million on employee stock programs during the nine months ended October 1, 2006.
     Liquid Assets. At October 1, 2006, we had cash, cash equivalents and short-term investments of $2.55 billion.
     Short-Term Liquidity. As of October 1, 2006, our working capital balance was $2.88 billion. We do not expect any liquidity constraints in the next twelve months. We currently expect our total investments, loans, expenditures and guarantees over the next 12 months to be approximately $1.3 billion. Of this amount, we expect to loan, make investments or guarantee future operating leases for fab expansion of approximately $1.0 billion and expect to spend approximately $300 million on property and equipment. The additions for property and equipment includes assembly, test and engineering equipment, information systems as well as a plan to purchase land and equipment and construct a captive assembly and test manufacturing facility in Shanghai, China. The anticipated expenditure for this China project over the next 12 months is approximately $100 million of the total property and equipment expenditure and is subject to approval by the Chinese government.
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
     Financing Arrangements. In May 2006, we issued and sold $1.15 billion in aggregate principal amount of 1% Notes due 2013. The 1% Notes were issued at par and pay interest at a rate of 1% per annum. The 1% Notes may be converted into our common stock, under certain circumstances, based on an initial conversion rate of 12.1426 shares per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. The net proceeds to us from the offering of the 1% Notes were $1.13 billion.
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

•	Sold Warrants. We received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14.0 million shares of our common stock at an exercise price of $95.03 per share. The warrants have an expected life of 7.25 years and expire in August 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. As of October 1, 2006, the warrants had not been exercised and remained outstanding. The value of the warrants has been classified as equity because they meet all the equity classification criteria of EITF 00-19.
     Contingent Obligations. We agreed to reimburse Toshiba for 49.9% of losses it sustains under its guarantee of FlashVision’s operating lease with Mizuho Leasing. As of October 1, 2006, the maximum exposure for both us and Toshiba under that guarantee was 13.2 billion Japanese yen, or approximately $112 million based upon the exchange rate at October 1, 2006, and our maximum exposure was 6.6 billion Japanese yen, or approximately $56 million based upon the exchange rate at October 1, 2006.
     Toshiba Ventures. We are a 49.9% percent owner in, FlashVision and Flash Partners. We and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners. This equipment is funded by investments in or loans to the ventures from us and Toshiba. Toshiba owns 50.1% of each of these ventures. Individually, FlashVision and Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up. We are contractually obligated to purchase half of FlashVision’s and Flash Partners’ NAND wafer supply. We cannot estimate the total amount of the wafer purchase commitment as of October 1, 2006 because our price is determined by reference to the future cost to produce the semiconductor wafers. In addition to the semiconductor assets owned by FlashVision and Flash Partners, we directly own certain semiconductor manufacturing equipment in Toshiba’s Yokkaichi operations for which we receive 100% of the output. From time-to-time, we and Toshiba mutually approve increases in wafer supply capacity of Flash Partners that may contractually obligate us to increase capital funding. Our direct research and development contribution is determined based on a variable computation. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.
     The cost of the wafers we purchase from FlashVision and Flash Partners is recorded in inventory and ultimately cost of sales. FlashVision and Flash Partners are variable interest entities and we are not the primary beneficiary of either venture because we are entitled to less than a majority of any residual gains and are obligated with respect to less than a majority of residual losses with respect to both ventures. Accordingly, we account for our investments under the equity method and do not consolidate. Our share of the net income or loss of FlashVision and Flash Partners is included in our Condensed Consolidated Statements of Income as “Equity in income (loss) of business ventures.”
     As part of the FlashVision and Flash Partners agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. As of October 1, 2006, we had accrued liabilities related to those expenses of $5.9 million. Our common research and development obligation related to FlashVision and Flash Partners is variable but capped at increasing fixed quarterly amounts through 2008. The common research and development participation agreement and the product development agreement are exhibits to our most recent annual report on Form 10-K and should be read carefully in their entirety for a more complete understanding of these arrangements.
     For semiconductor fixed assets that are leased by FlashVision or Flash Partners, we and/or Toshiba guaranteed, in whole or in part, a portion of the outstanding lease payments under each of those leases through various methods. These obligations are denominated in Japanese yen and are non-cancelable. Under the terms of the FlashVision lease, Toshiba guaranteed these commitments on behalf of FlashVision and we agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of its guarantee of the FlashVision equipment lease arrangement. As of October 1, 2006, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 6.6 billion Japanese yen, or approximately $56 million based upon the exchange rate at October 1, 2006. Under the terms of the Flash Partners leases, we guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligations under master lease agreements entered into in December 2004, December 2005 and June 2006. Our total lease obligation guarantee, net of lease payments as of October 1, 2006, was 51.5 billion Japanese yen, or approximately $437 million based upon the exchange rate at October 1, 2006.
     We also have a 49.9% ownership interest in Flash Alliance, a business venture with Toshiba, formed on July 7, 2006 to develop and manufacture NAND flash memory products. These NAND flash memory products will be manufactured by Toshiba at the proposed 300-millimeter wafer fabrication facility, Fab 4, located in Yokkaichi, Japan, using semiconductor manufacturing equipment to be owned or leased by Flash Alliance. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a mark-up. Toshiba owns 50.1% of this venture. We account for our 49.9% ownership position in Flash Alliance under the equity method of accounting. We are committed to purchase half of Flash Alliance’s NAND wafer supply.
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

Contractual Obligations and Off Balance Sheet Arrangements
     Our contractual obligations and off balance sheet arrangements at October 1, 2006, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 9 to our condensed consolidated financial statements included in Item 1.
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
     Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in the section below entitled “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of our financial condition and results of operations.
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
     For information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ‘222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ‘002, ‘894 and ‘219 patents are unenforceable. On March 17, 2006, the Court granted a stipulation by the parties withdrawing all claims and counterclaims regarding the ‘002 patent. On August 31, 2006, the Court entered an order staying the case to facilitate settlement negotiations.
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

     On February 4, 2005, STMicro filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44 (the “‘44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “‘45 Action”), respectively. The complaints seek damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. in the ‘45 Action. The counterclaims seek damages and injunctive relief against STMicroelectronics N.V. and STMicroelectronics, Inc. flash memory products. In the ‘44 Action, the Magistrate Judge has issued a Report and Recommendation that the Company’s motion for summary judgment of non-infringement on all accused products be granted. STMicro has asked the U.S. District Court Judge to reverse that finding. The ‘44 Action is scheduled currently for jury selection and trial on January 24, 2007. The ‘45 Action is scheduled currently for jury selection and trial on April 16, 2007.
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
     On October 14, 2005, STMicroelectronics, Inc. filed a complaint against the Company and the Company’s CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216. The complaint alleges that STMicroelectronics, Inc., as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On November 23, 2005, Harari and the Company filed counterclaims, asserting the Company’s ownership of the patents and applications raised in the complaint. On December 13, 2005, STMicroelectronics, Inc. filed a motion to remand the case back to the Superior Court of Alameda County. STMicro’s remand motion was denied by the Court in March 2006. On April 24, 2006, Dr. Harari and the Company filed a motion for summary judgment on statute of limitations and other grounds that, if granted, would result in dismissal of all of STMicro’s claims. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying ST’s request for remand. Due to the remand, the District Court did not rule upon SanDisk’s summary judgment motion. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal which asks that the Court’s September 12 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. The Company filed a special motion to strike ST’s unfair competition claim, which the Court denied on September 11, 2006. The Company has appealed the denial of that motion.
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

     On January 10, 2006, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA-560) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the ITC, naming STMicro as respondents. In the complaint, the Company alleges that: (i) STMicro’s NOR flash memory infringes United States Patent 5,172,338 (‘338 patent) ; (ii) STMicro’s NAND flash memory infringes U.S. Patent No. 6,542,956; and (iii) STMicro’s NOR flash memory and NAND flash memory infringe U.S. Patent No. 5,991,517 (‘517 patent). The complaint seeks an order excluding STMicro’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on the Company’s complaint, on February 8, 2006. On March 31, 2006, STMicro filed a motion for partial summary determination or termination of the investigation with respect to the ‘338 patent. On May 1, 2006, the Administrative Law Judge denied STMicro’s motion in an order that is not subject to review by the ITC. On May 17, 2006, SanDisk filed a motion to voluntarily terminate the investigation with respect to U.S. Patent No. 6,542,956. On June 1, 2006, the ALJ issued an Initial Determination granting the Company’s motion. On August 15, 2006, the ALJ set December 4, 2006 as the date for the hearing, April 4, 2007 for the Initial Determination and August 13, 2007 as the target date for completion of the investigation. On September 25, 2006, STMicro filed motions for summary determination of non-infringement of the ‘338 patent with respect to its current products and non-infringement of the ‘338 and ‘517 patents with respect to prospective products and of lack of domestic industry with regard to the ‘338 patent. On the same date, SanDisk filed a motion for summary determination of the economic prong of the domestic industry requirement with regard to the ‘517 patent. On September 12, 2006, the Company filed a motion to voluntarily terminate the investigation with respect to claims 1, 2, and 4 of the ‘517 patent. On October 10, 2006, the ALJ issued an Initial Determination granting the Company’s motion with respect to claims 2 and 4 of the ‘517 patent.
     On or about July 15, 2005, Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., (“Sisvel”) filed suit against the Company and others in the district court of the Netherlands in The Hague in a case captioned Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A. adverse to SanDisk International Sales, Moduslink B.V. and UPS SCS (Nederland) B.V., Case No. 999.131.1804 (Cause List numbers 2006/167 and 2006/168). Sisvel alleges that certain of the Company’s MP3 products infringe three European patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly indicated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. The Company has submitted its answer on the substance of Sisvel’s claim. Further pre-trial proceedings must be undertaken and a trial is unlikely in this matter until the end of 2007, at the earliest.
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
     In another related action, on April 13, 2006, Audio MPEG filed a complaint alleging patent infringement in the District Court for the Eastern District of Virginia. The case is Audio MPEG v. SanDisk Corporation, Case No. 2:06cv209 WDK/JEB. Audio MPEG holds itself out to be the U.S. subsidiary of Sisvel and purports to have the right to enforce certain patents in the U.S. on subject matter related to the patents asserted by Sisvel in the Netherlands. Specifically, Audio MPEG asserts U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”). The court has not yet issued a case management order or otherwise indicated when a trial should be expected to take place.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company’s subsidiary, SanDisk GmbH, for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk GmbH, file no. 7 O 90/06, which was served on the Company on or about May 10, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. In a first trial in September of 2006, the Mannheim court expressed reservations about Sisvel’s claim of infringement and ordered further briefing and a resumption of the trial, which is now set for January 2007.

     In another related action, on April 13, 2006, Sisvel filed suit against the Company for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk Corporation, file no. 7 O 89/06, which was served on the Company in or about July, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. Both sides have submitted initial pleadings. There is no trial date yet set for this matter.
     On August 7, 2006, two purported shareholder class and derivative actions, captioned Capovilla v. SanDisk Corp., No. 106 CV 068760, and Dashiell v. SanDisk Corp., No. 106 CV 068759, were filed in the Superior Court of California in Santa Clara County, California. On August 9, 2006, and August 17, 2006, respectively, two additional purported shareholder class and derivative actions, captioned Lopiccolo v. SanDisk Corp., No. 106 CV 068946, and Sachs v. SanDisk Corp., No. 1-06-CV-069534, were filed in that court. These four lawsuits were subsequently consolidated under the caption In re msystems Ltd. Shareholder Litigation, No. 106 CV 068759 and on October 27, 2006, a consolidated amended complaint was filed that supersedes the four original complaints. The lawsuit is brought by purported shareholders of msystems names as defendants the Company and each of msystems’ directors, including its President and Chief Executive Officer, and its former Chief Financial Officer (now its Chief Operating Officer), and names msystems as a nominal defendant. The lawsuit asserts purported class action and derivative claims. The alleged derivative claims assert, among other things, breach of fiduciary duties, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement with respect to past stock option grants. The alleged class and derivative claims also assert claims for breach of fiduciary duty by msystems’ board, which the Company is alleged to have aided an abetted, with respect to allegedly inadequate consideration for the merger, and allegedly false or misleading disclosures in proxy materials relating to the merger. The complaints seek, among other things, equitable relief, including enjoining the proposed merger, and compensatory and punitive damages.

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
     Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others, the following:
•	decline in the average selling prices, net of promotions, for our products due to strategic price reductions initiated by us or our competitors, excess supply and competitive pricing pressures;

•	addition of new competitors, expansion of supply from existing competitors and ourselves creating excess market supply, which could cause our average selling prices to decline faster than our costs decline;

•	purchase accounting, business integration and other challenges related to our proposed acquisition of msystems;

•	timing, volume and cost of wafer production from the FlashVision, Flash Partners and Flash Alliance ventures as impacted by fab start-up delays and costs, technology transitions, yields or production interruptions due to natural disasters, power outages, equipment failure or other factors;

•	disruption in the manufacturing operations of suppliers, including for sole sourced components;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain markets or geographies;

•	excess supply from captive sources due to output increasing faster than the growth in demand;

•	insufficient supply from captive and non-captive sources or insufficient capacity from our test and assembly sub-contractors to meet demand;

•	slowdown in price elasticity for some of our more mature markets for NAND flash memory;

•	potential delay in the emergence of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire;

•	timing of sell-through by our distributors and retail customers;

•	increased purchases of flash memory products from our non-captive sources, which typically cost more than products from our captive sources;

•	difficulty in forecasting and managing inventory levels; particularly due to noncancelable contractual obligations to purchase materials such as flash memory and controllers, and the need to build finished product in advance of customer purchase orders;

•	errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	write-downs of our investments in fabrication capacity, equity investments and other assets;

•	expensing of share-based compensation; and

•	the factors listed elsewhere under “Risk Factors.”
     Sales to a small number of customers represent a significant portion of our revenues and, if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Sales to our top 10 customers and licensees accounted for more than 51%, 50%, 55% and 48% of our total revenues during the nine months ended October 1, 2006 and the fiscal years of 2005, 2004 and 2003, respectively. No customer exceeded 10% of total revenues in any of these periods except Samsung, which accounted for 11% of our total revenues in the first nine months of fiscal 2006 and Best Buy Company, Inc., which accounted for 11% of our total revenues in fiscal 2005. If we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements expire. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year-to-year as we enter new markets.
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
     The continued growth of our business depends on the development of new markets and products for NAND flash memory and continued elasticity in our existing markets. Over the last several years, we have derived the majority of our revenues from the digital camera market. This market continues to experience slower growth rates and continues to represent a declining percentage of our total revenue, and therefore, our growth will be increasingly dependent on the development of new markets, new applications and new products for NAND flash memory. For example, in the nine months ended October 1, 2006 compared to the comparable period of fiscal 2005, our revenue from the digital camera market grew by only 4% over the prior year, and it is possible that our revenue from this market could decline in future years. Newer markets for flash memory include handsets, USB drives, gaming and digital audio players. There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to continue our growth. There can be no assurance that the increase in average product capacity demand in response to price reductions will continue to generate revenue growth for us as it has in the past.
     We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products. We continually seek to develop new applications, products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. New applications, such as the adoption of flash memory cards in mobile handsets, can take several years to develop. Early successes in working with handset manufacturers to add card slots to their mobile phones does not guarantee that consumers will adopt memory cards used for storing songs, images and other content in mobile handsets. Our new products may not gain market acceptance and we may not be successful in penetrating the new markets that we target, such as handsets, digital audio players or pre-recorded flash memory cards. As we introduce new standards or technologies, such as TrustedFlash™, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards, technologies or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our other form factors or our new products, our results of operations could be harmed.
     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large domestic and international companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. In addition, many semiconductor companies have begun to bring up substantial new capacity of flash memory, including MLC flash memory. For example, Samsung began shipping its first MLC chips in the third quarter of 2005 and continues to ramp its MLC output. In addition, Hynix Semiconductor, Inc., or Hynix, is aggressively ramping NAND output and IM Flash Technologies, LLC, or IM Flash, is expected to produce significant NAND output in the future. If the combined total new flash memory capacity exceeds the corresponding growth in demand, prices may decline dramatically, adversely impacting our results of operations and financial condition. For example, in 2007, all leading suppliers may substantially increase NAND capacity which could result in prices declining at a faster rate than cost reductions. In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND flash memory technology.
     Our primary semiconductor competitors continue to include our historical competitors Renesas Technology Corporation, or Renesas, Samsung and Toshiba. New competitors include Hynix, IM Flash, Micron Technology, Inc., or Micron, STMicroelectronics N.V. and Qimonda AG, or Qimonda. If these competitors significantly increase their memory output, it will likely result in a decline in the prevailing prices for packaged NAND semiconductor components.
     We also compete with flash memory card manufacturers and resellers. These companies purchase, or have a captive supply of, flash memory components and assemble memory cards. These companies include, among others, Dane-Elec Corporation, Delkin Devices, Inc., FujiFilm Corporation, Hagiwara Sys-Com Co., Ltd., Hama Corporation, Inc., I/O Data Device, Inc., Jessops PLC, Kingmax, Inc., Kingston Technology Company, Inc., msystems Ltd., or msystems, Matsushita Battery Industrial Co., Ltd., Matsushita Electric Industries, Ltd., or Matsushita, Micron, including through its subsidiary, Lexar Media, Inc., or Lexar, Memorex Products, Inc., or Memorex, Panasonic (a brand owned by Matsushita), PNY Technologies, Inc., or PNY, PQI Corporation, Pretec Electronics Corporation (USA), Qimonda, Renesas, Samsung, Sharp Electronics KK, SimpleTech, Inc., Sony Corporation, Toshiba Corporation and Viking Interworks, Inc.
     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future sales revenues and may result in the loss of our key customers. For example, competitors such as Toshiba are beginning to produce the microSD™ card, which has been a significant driver of our revenue growth. Also, Samsung, with significant manufacturing capacity, brand recognition and access to broad distribution channels, provides competing flash cards, such as the MMC micro™ that competes directly with our microSD mobile card. Lexar markets a line of flash cards bearing the Kodak brand name, which competes with our flash memory cards. Our handset card products also face competition from embedded solutions from competitors including Intel Corporation, msystems and Samsung. Our digital audio players face competition from similar products offered by other companies, including Apple Computer, Inc., Creative Technology, Ltd., iriver America, Inc. and Samsung. In addition, Microsoft has recently announced a branded digital audio player that will create additional competition in this market. Our USB flash drives face competition from Lexar, msystems, Memorex, and PNY, among others. If our products cannot compete effectively, our revenue, market share and profitability will be adversely impacted. Furthermore, many companies are pursuing new or alternative technologies, such as nanotechnologies or microdrives, which may compete with flash memory.
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
     Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our ventures with Toshiba may result in losses. Through Flash Partners’ increased production, we expect our 2006 captive memory supply to increase by a higher percentage than our captive flash memory supply increased in either of the last two years. Our obligation to purchase 50% of the supply from FlashVision, Flash Partners and Flash Alliance, the ventures with Toshiba, could harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investments in the ventures with Toshiba. These effects will be magnified once the Flash Alliance venture commences production. Any future excess supply could have a material adverse effect on our business, financial condition and results of operations.

     We depend on third-party foundries for silicon supply and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory card products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by our ventures with Toshiba and by Toshiba pursuant to our foundry agreement, and to a lesser extent by Renesas and Samsung. Any disruption in supply of flash memory from our captive or non-captive sources would harm our operating results. We intend to increase production at Fab 3, commence production at Fab 4 and continue to procure wafers from non-captive sources. If the Fab 3 production ramp does not increase as anticipated, we fail to commence production at Fab 4 as planned, Fab 4 does not meet anticipated manufacturing output, or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results will be harmed. Currently, our controller wafers are only manufactured by Tower and United Microelectronics Corporation, or UMC, and some of these controllers are sole-sourced at either UMC or Tower. Any disruption in the manufacturing operations of Tower or UMC would result in delivery delays, would adversely affect our ability to make timely shipments of our products and would harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take three or more quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all due to lack of capacity, technological difficulties, natural disaster, financial difficulty, power failure, labor unrest, their refusal to do business with us, their relationships with our competitors or other causes, we may lose potential sales and our business, financial condition and operating results may suffer. In addition, these risks are magnified at Toshiba’s Yokkaichi operations, where the current ventures are operated, Fab 4 will be located, and Toshiba’s foundry capacity is located. Earthquakes and power outages have resulted in production line stoppage and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future. For example, in the first quarter of fiscal 2006, a brief power outage in Fab 3 resulted in a loss of wafers and significant costs associated with bringing the fab back on line. Also, the Tower fabrication facility, from which we source controller wafers, is facing financial challenges and is located in Israel, an area of political and military turmoil. Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.
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
     We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for our wafer testing, IC assembly, packaged testing, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty in meeting our requirements. If we are unable to increase the capacity of our current sub-contractors or qualify and engage additional sub-contractors, we may not be able to meet demand for our products. We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. We do not have exclusive relationships with any of our subcontractors, and therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products. We are not able to directly control product delivery schedules. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers. In these arrangements we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.
     In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that have caused, and may in the future cause significant product delays that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as the 56-nanometer 8 and 16 gigabit MLC chip which we expect to begin shipping in volume in 2007, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. In addition, Flash Partners is currently ramping the 70-nanometer 8 gigabit MLC chip in the Yokkaichi 300-millimeter fab and this transition is subject to yield, quality and output risk. Furthermore, procurement of MLC wafers from non-captive sources requires us to develop new controller technologies and may result in inadequate quality or performance in our products that integrate these MLC components. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.
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
     We and Toshiba plan to continue to expand the wafer fabrication capacity of the Flash Partners business venture and have formed a new venture, Flash Alliance, for which we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results. We and Toshiba are making, and plan to continue to make, substantial investments in new capital assets to expand the wafer fabrication capacity of our Flash Partners business venture in Japan. We and Toshiba recently announced our intention to invest $700 million to accelerate expansion at Fab 3 to bring wafer capacity to 110,000 wafers per month by July 2007 and in addition, in August, 2006, we and Toshiba formed Flash Alliance, which is owned 49.9% by us and 50.1% by Toshiba, and agreed to cooperate in the construction of an additional 300-millimeter NAND wafer fabrication facility, Fab 4, to produce NAND flash memory products for the parties. We and Toshiba intend to invest 300 billion Japanese yen, or approximately $2.54 billion based on the exchange rate at October 1, 2006, in the construction and equipping of Fab 4. Moreover, each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs and pay our share of ongoing operating activities even if we do not achieve the planned output volume or utilize our full share of the expanded output, and these costs will impact our gross margins, results of operations and financial condition.
     There is no assurance that Flash Partners’ 300-millimeter NAND flash memory facility will perform as expected, in particular as we transition to new lithography feature sizes. The Flash Partners’ 300-millimeter fab, Fab 3, is currently transitioning from 90-nanometer to 70-nanometer feature sizes. There can be no assurance that this transition will occur on schedule or at the yields or costs that we anticipate. In addition, in 2007, Fab 3 is scheduled to transition to wafers with a 56-nanometer feature size. Each of these technology transitions is more difficult and subject to significant risks in terms of schedule, yield and cost. If Flash Partners, or in the future, Flash Alliance, encounters difficulties in transitioning to new technologies, our cost per megabyte may not remain competitive with the costs achieved by other NAND flash memory producers. Also, Samsung is licensed under our patents to use MLC technology, which enhances its manufacturing capabilities. Samsung began shipping NAND/MLC products in the third quarter of 2005 and may be able to produce product at a lower cost than we can and increase their market share, thus adversely affecting our operating results and financial condition.

     We have a contingent indemnification obligation for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement and have environmental and intellectual property indemnification as well as guarantee obligations with respect to Flash Partners. Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of October 1, 2006 were 13.2 billion Japanese yen, or approximately $112 million based upon the exchange rate at October 1, 2006. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs.
     In December 2004, December 2005, June 2006 and September 2006, Flash Partners entered into four separate equipment lease facilities totaling approximately 215.0 billion Japanese yen, or approximately $1.82 billion based upon the exchange rate at October 1, 2006, which, as of October 1, 2006, 117.0 billion Japanese yen, or approximately $991 million based upon the exchange rate at October 1, 2006, had been drawn down. As of October 1, 2006, our cumulative guarantee under the equipment leases, net of cumulative lease payments, was approximately 51.6 billion Japanese yen, or approximately $437 million based on the exchange rate at October 1, 2006. These leases contain default clauses which, if triggered, could cause us to repay the amounts due under our guarantees. If our corporate rating is significantly downgraded by any rating agency, it may impair the ability of our ventures with Toshiba to obtain future equipment lease financings on terms consistent with current leases and would cause a default under certain current leases, either of which could harm our business and financial condition.
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

     Our ability to respond to changes in market conditions from our forecast is limited by our purchasing arrangements with our silicon sources. These arrangements generally provide that the first nine months of our rolling nine-month projected supply requirements are fixed and we may make only limited percentage changes in the second nine months of the period covered by our supply requirement projections.
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
     Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer retail demand, which is the largest channel for our products. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers or adversely affect consumer confidence. In addition, we have a development center in Northern Israel, near the border with Lebanon, an area that has recently experienced significant violence and political unrest. Recently, our employees in this area have been relocated to other facilities. Continued turmoil and unrest in this area could cause delays in the development of our products. This could harm our business and results of operations.
     Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our operations. Our operations, including those of our suppliers and subcontractors, are concentrated in Milpitas, California; Yokkaichi, Japan; Hsinchu and Taichung, Taiwan; and Dongguan, Shanghai and Shenzen, China. In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis and typhoons, and some areas have been affected by epidemics, such as avian flu. If a natural disaster or epidemic were to occur in one or more of these areas, our operations could be significantly impaired and our business may be harmed. This is magnified by the fact that we do not have insurance for most natural disasters, including earthquakes. This could harm our business and results of operations.
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
     Tower Semiconductor’s Financial Situation is Challenging. Tower supplies a significant portion of our controller wafers from its Fab 2 facility and is currently a sole source of supply for some of our controllers. Tower’s Fab 2 is operational and in the process of expanding capacity and our ability to continue to obtain sufficient supply on a cost-effective basis may be dependent upon completion of this capacity expansion. Tower’s continued expansion of Fab 2 requires sufficient funds to operate in the short-term and raising the funds required to implement the current ramp-up plan. Tower recently entered into an amendment to the credit facility agreement with its banks. If Tower fails to comply with the revised financial ratios and covenants, fails to secure additional financing, fails to meet the conditions to receive government grants and tax benefits approved for Fab 2, or fails to obtain the approval of the Israeli Investment Center for a new expansion program, Tower’s continued operations could be at risk. If this occurs, we will be forced to source our controllers from another supplier and our business, financial condition and results of operations may be harmed. Specifically, our ability to supply a number of products would be disrupted until we were able to transition manufacturing and qualify a new foundry with respect to controllers that are currently sole sourced at Tower, which could take three or more quarters to complete.

     We have recognized cumulative losses of approximately $54.1 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $9.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares as of October 1, 2006. We are subject to certain restrictions on the transfer of our approximately 11.6 million Tower ordinary shares including certain rights of first refusal, and through January 2008, have agreed to maintain minimum shareholdings. It is possible that we will record further write-downs of our investment, which was carried on our consolidated balance sheet at $15.0 million as of October 1, 2006, which would harm our results of operations and financial condition.
     Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market price of our stock has fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, including future announcements concerning us, our competitors or principal customers regarding financial results or expectations, technological innovations, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock as well as the price of our outstanding convertible notes and could impact the likelihood of these notes being converted into our common stock, which would cause further dilution to our stockholders.
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
     Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. In order to realize the intended benefits of our recent acquisition of Matrix Semiconductor, Inc. and our proposed acquisition of msystems Ltd., or msystems, we will have to successfully integrate and retain key Matrix personnel and msystems personnel, respectively. We may experience delays in the timing and successful integration of acquired technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also result in our entering into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation, subject us to an increased risk of intellectual property and other litigation and increase our expenses. These challenges are magnified as the size of the acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition. Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, the amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, our acquisition of msystems could cause us to re-evaluate the accounting classification for our FlashVision, Flash Partners and Flash Alliance ventures, including consolidating these ventures which may have a material adverse effect on our consolidated financial statements.
     Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired, or proposed to be acquired, company, such as msystems, has already developed and marketed products, there can be no assurance that such products will be successful after the closing, will not cannibalize sales of our existing products, that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such company. See “There are numerous risks associated with our entry into an agreement to acquire msystems.”

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
     To manage our growth, we may need to improve our systems, controls and procedures and relocate portions of our business to new or larger facilities. We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. We expect that our number of employees, including management-level employees, will continue to increase for the foreseeable future, particularly if we close our proposed acquisition of msystems. We must continue to improve our operational, accounting and financial systems and managerial controls and procedures, including fraud procedures, and we will need to continue to expand, as well as, train and manage our workforce. From time-to-time, we may need to relocate portions of our business to new or larger facilities which could result in disruption of our business or operations. For example, in May 2006, we relocated our corporate headquarters and significant engineering operations, including labs and data centers, to new facilities in Milpitas, California. If we do not manage our growth effectively, including transitions to new or larger facilities, our business could be harmed.
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
     Changes in securities laws and regulations have increased our costs; further, in the event we are unable to satisfy regulatory requirements relating to internal control, or if our internal control over financial reporting is not effective, our business could suffer. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs, and has made some activities more difficult, such as approving new or amendments to our option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of Sarbanes-Oxley regarding internal control over financial reporting. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.
     In connection with our certification process under Section 404 of Sarbanes-Oxley, we have identified and will from time-to-time identify deficiencies in our internal control over financial reporting. We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness. Furthermore, we may not be able to implement enhancements on a timely basis in order to prevent a failure of our internal controls or enable us to furnish future unqualified certifications. A material weakness or deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls could have a negative impact on our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives and cannot prevent intentional misconduct or fraud.
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
     We have significant financial obligations related to our ventures with Toshiba which could impact our ability to comply with our obligations under our 1% Notes. We have entered into agreements to guarantee, indemnify or provide financial support with respect to lease and certain other obligations of our ventures with Toshiba in which we have a 49.9% ownership interest. In addition, we may enter into future agreements to increase manufacturing capacity, including further expansion of Fab 3 and development of Fab 4. As of October 1, 2006 we had commitments of approximately $3.0 billion to fund our various obligations under the FlashVision and Flash Partners ventures with Toshiba. As of October 1, 2006, we had indemnification and guarantee obligations for these ventures of approximately $493 million. Due to these and our other commitments, we may not have sufficient funds to make payments under or repurchase the notes.
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

     Our indebtedness could have significant negative consequences. For example, it could:
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
     The net share settlement feature of the 1% Notes may have adverse consequences. The 1% Notes are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount and the conversion value of the 1% Notes and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the daily conversion values.
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
     There are numerous risks associated with our entry into an agreement to acquire msystems. On July 30, 2006 we announced that we had entered into an agreement to acquire msystems in a transaction in which the outstanding msystems ordinary shares would be exchanged for shares of our common stock. There are numerous risks associated with our having entered into this agreement, including the risks described below.
     All conditions to the merger may not be completed and the merger may not be consummated. The merger is subject to the satisfaction of numerous closing conditions that are beyond either company’s control and may prevent or delay its completion. Neither we nor msystems can predict whether and when these other conditions will be satisfied. Conditions include, among others, msystems’ shareholder approval and Israeli court approval, as well as customary closing conditions. Due to these conditions or other factors, the merger may not be completed. In the event the merger is not completed, we may be subject to many risks, including the costs related to the proposed merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed. If the merger is not completed, the market price of our common stock could decline. As noted in the section entitled “Legal Proceedings,” actions purporting to be class and derivative actions on behalf of msystems shareholders have recently been filed in California state court. SanDisk may be required to expend significant resources to defend these actions and could be subject to damages or settlement costs related to same.
     Although we expect that the merger will result in benefits to us, those benefits may not occur because of integration and other challenges, and failure to realize the benefits of the merger may result in the dilution of our per share operating results. If the merger is completed, achieving the expected benefits of the merger will depend on the timely and efficient integration of our and msystems’ technology, product lines, operations, business culture and personnel. This will be particularly challenging due to the fact that msystems is headquartered in Israel and we are headquartered in California. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the merger. The challenges involved in this integration include, among others:
•	retaining the customers and sales distribution channels of both companies, including msystems’ OEM customers who compete with our branded products in retail channels;

•	maintaining employee morale and retaining key employees;

•	retaining the main sources of supply;

•	incorporating msystems’ technology and products into our business and future product lines;

•	integrating msystems’ sales force into our worldwide product sales network;

•	demonstrating to msystems’ customers that the merger will not result in adverse changes in pricing, customer service standards or product support;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	integrating msystems’ internal control over financial reporting with our internal control over financial reporting;

•	migrating both companies to a common enterprise resource planning information system to integrate all operations, sales and administrative activities for the combined companies in a timely and cost effective way;

•	integrating msystems’ international operations with ours;

•	integrating the business cultures of both companies; and

•	ensuring there are no delays in releasing new products to market.

     This integration effort will be international in scope, complex, time consuming and expensive, and may disrupt our respective businesses or result in the loss of customers or key employees or the diversion of the attention of management. Neither msystems nor we have experience in integrating businesses and operations of this magnitude and scope. Integration will be particularly difficult because certain key members of msystems’ senior management will not remain with the combined company after the merger. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. There can be no assurance that we and msystems will successfully integrate our respective businesses or that we will realize the anticipated benefits of the merger. If we do not realize the expected benefits of the merger, including the achievement of operating synergies, the merger could result in a reduction of our per share earnings as compared to the per share earnings that would have been achieved by us had the merger not occurred.
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
     The proposed merger may result in a loss of customers. We and msystems operate in a highly competitive industry, and our future performance will be affected by our ability to retain each company’s existing customers. Some of msystems’ customers are our competitors or work with our competitors and may reduce or terminate their business relationships with msystems in anticipation of the merger or with the combined company as a result of the merger. msystems sells its products through OEM distribution channels, while we primarily sell our products through retail channels. msystems has a broad base of OEM customers and has substantial experience selling to those customers. In order to achieve the expected benefits of the merger, we must continue to sell, and expand sales levels, to OEM customers. We may not be able to successfully continue or expand sales through OEM channels, particularly because some of msystems’ OEM customers are competitors of ours.
     We and msystems currently sell to several of the same large customers. Our ability to maintain the current level of sales of each company to these common customers may be limited by the desire of these customers to minimize their dependence on a single supplier. If common customers seek alternative suppliers for at least a portion of the products currently provided by both us and msystems, our business may be harmed.
     Third parties may terminate or alter existing contracts or relationships with msystems or us. Third parties, including suppliers, distributors, customers, licensors, licensees and other business partners, have contracts with msystems. Some of these contracts require msystems to obtain consent from these parties in connection with the merger. If these consents cannot be obtained, msystems may suffer a loss of potential future revenue and may lose rights that are material to msystems’ business and the business of the combined company. In addition, third parties with whom msystems or we currently have relationships, including suppliers, distributors, customers, licensors, licensees and other business partners, may terminate or otherwise adversely modify their relationship with msystems or us in anticipation of the merger, or with the combined company as a result of the merger. Among other things, this may result in msystems or us suffering a loss of potential future revenue and possibly losing rights that are material to msystems’ or our business. In order to achieve the expected benefits of the merger, we may seek to renegotiate contracts with some of msystems’ and our suppliers, distributors, customers, licensors, licensees, other business partners and other third parties, and there is no assurance that such negotiations will be successful.
     Our supply of flash components could be adversely impacted as a result of the proposed merger. msystems and we each rely on a very limited number of primary suppliers of flash components. One of those suppliers is Toshiba, with whom msystems and we each have an important relationship. We have recently increased our investment in our fabrication facility business ventures with Toshiba and, therefore, the combined company will rely more on Toshiba for its supply of flash components. Increased reliance on Toshiba as a source of supply could put the combined company at risk if Toshiba becomes unable to provide the combined company with the wafer output contractually allocated to it. In connection with the proposed merger, the other primary suppliers of flash components to msystems and us might adversely modify those existing supply relationships, thereby potentially increasing our reliance on Toshiba or requiring us to find other sources for supply. There can be no assurance that we will have an adequate supply of flash components. Our business and financial condition will be materially harmed if we do not have an adequate supply of flash components.

     General uncertainty related to the merger could harm us. Our or msystems’ existing customers may, in response to the announcement of the proposed merger, reduce future orders, pursue other sources of supply, or delay or defer purchasing decisions. If any of the foregoing occurs, the revenues of the combined company following the merger could be lower than expected and market share could be lost. In addition, the proposed merger, as well as any significant delay in closing the proposed merger, may create uncertainty among important suppliers, which might lead suppliers to reduce supply or adversely modify pricing to us or msystems. Any of the foregoing could have an adverse effect on our revenues, margins and profitability which, in turn, could cause our results to be substantially below the expectations of market analysts and have an adverse impact on our stock price.
     Furthermore, our and msystems’ employees may experience or perceive uncertainty about their future roles with the combined company following the merger. This may harm our and msystems’ ability to attract and retain key management, marketing, sales, technical and research and development personnel.
     Also, speculation regarding the likelihood of the completion of the merger could increase the volatility of our and msystems’ share prices prior to the closing.
     Any delay in completing the merger may reduce or eliminate the expected benefits of the merger. In addition to the approval of msystems shareholders, the merger is subject to a number of other conditions beyond either company’s control that may delay or prevent its completion, including required regulatory clearances and approvals. Neither we nor msystems can predict whether or when these conditions will be satisfied. Any delay in completing the merger could cause the combined company not to realize some or all of the synergies that are expected to be achieved if the merger is successfully completed within its expected timeframe.
     A prolonged delay in completing the merger may increase uncertainty among our or msystems’ employees, customers, suppliers or partners, which could exacerbate the risks described in the preceding risk factors and have an adverse effect on our business and results of operations. In addition, a prolonged delay could affect our operational planning, budgeting, capital expenditures and hiring decisions, which could harm our business and results of operations.
     There is pending litigation. Actions purporting to be class and derivative actions on behalf of msystems and its shareholders have recently been filed against us and msystems. See ‘‘Legal Proceedings.’’ We may be required to expend significant resources, including management time, to defend these actions and could be subject to damages or settlement costs related to these actions. After the closing of the transaction, we will be responsible for liabilities associated with these and any other class and derivative actions, including indemnification of directors and certain members of management of msystems. In addition, under certain circumstances, the granting of injunctive relief could delay or prevent completion of the merger.
     There are risks related to msystems’ prior option grant practices. As a result of an investigation by a special committee of its board of directors into its option grant practices, on July 17, 2006, msystems filed a Form 20-F with the U.S. Securities and Exchange Commission, or SEC, in which it restated its financial statements for each of the fiscal years ended December 31, 1999 through 2005 and, in a separate report on Form 6-K, restated its financial statements for each of the four quarters of fiscal 2005 and the first quarter of fiscal 2006. In addition, msystems has disclosed that the SEC is conducting an informal investigation into msystems’ option grant practices and the restatement of its financials. If this investigation is not resolved before the closing of the merger, we may be unable to prepare the pro forma financial statements of the combined companies and the combined company’s independent registered public accountants may be unable to complete their accounting review of the pro forma financial statements of the combined companies, which may delay our filing of required reports with the SEC. Any such delay could cause material harm to our business and operations including, among other things, the termination of our timely filer status with the SEC, which would make it more difficult for us to raise capital through a public offering of our securities; a decrease in our stock price; negative financial analyst coverage and media exposure and lawsuits by our stockholders and other third parties.
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
     Charges and other accounting changes resulting from the merger may adversely affect our earnings and the market value of our common stock following the merger. The acquisition of msystems will require a one-time write-off by us of in-process research and development, and will result in the amortization of identifiable purchased intangible assets, increased depreciation and increased equity-based compensation charges by us. If goodwill created in the acquisition becomes impaired, we may be required to incur material charges relating to the impairment of that asset. In addition, the acquisition could result in us incurring impairment charges to write down the carrying amount of msystems assets that may not be fully utilized or realized by us. The acquisition could also result in us having to reevaluate the accounting classification for our ventures with Toshiba which could require us to consolidate the financial results of these ventures. The potential consolidation of our ventures with Toshiba could materially impact our financial statements, including an adverse effect on gross margins and an increase in debt. Any of the foregoing could have a material adverse effect on our consolidated financial position and results of operations and the market value of our common stock.
     If msystems shareholders sell the SanDisk common stock received in the merger immediately, these sales could cause a decline in the market price of our common stock. The SanDisk common stock received by msystems shareholders in the merger will be immediately available for resale in the public market, except for shares issued to msystems’ shareholders who were affiliates of msystems before the merger or who become affiliates of ours after the merger, which will be subject to additional transfer restrictions. Based on the number of msystems’ ordinary shares and our common stock outstanding on October 1, 2006, shareholders of msystems will own approximately 13.0% of our outstanding common stock upon completion of the merger. If msystems shareholders sell the SanDisk common stock received in the merger immediately, or if other holders of our common stock sell significant amounts of our common stock, the market price of our common stock may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Sanjay Mehrotra, our President and COO, has adopted a stock selling plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which he intends to sell shares of our common stock from time-to-time. The plan becomes effective on December 1, 2006 and terminates on November 30, 2008. The plan generally provides for the sale of stock on a monthly basis subject to certain market price and other limitations.
     Randhir Thakur, our Executive Vice President of Technology and Worldwide Operations, has adopted a stock selling plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which he intends to sell shares of our common stock from time-to-time. The plan becomes effective on December 1, 2006 and terminates on March 31, 2008. The plan generally provides for the sale of stock on a quarterly basis subject to certain market price and other limitations.
      On November 6, 2006, we amended the Rights Agreement, by and between us and Computershare Trust Company, Inc., dated as of September 15, 2003 to extend the expiration date of the rights contained therein to April 28, 2017. The Rights Agreement remains otherwise unmodified. A copy of the Rights Agreement and a summary of its material terms were filed with the Securities and Exchange Commission on a Form 8-A on September 25, 2003. A copy of the amendment to the Rights Agreement was filed on a Form 8-A/A on November 8, 2006 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of October 20, 2005, by and among SanDisk Corporation, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(1)

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among SanDisk Corporation, Project Desert, Ltd. and msystems Ltd.(2)

3.1	Restated Certificate of Incorporation of the Registrant.(3)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(5)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(6)

3.5	Restated Bylaws of the Registrant, as amended to date.(7)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 14, 1997.(8)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(9)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(3), (4), (5)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)

4.3	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.(11)

10.1	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.(*), (+)

10.2	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(*), (+)

10.3	Second Amended and Restated Common R&D and Participation Agreement, dated as of July 7, 2006, by and between the Registrant and Toshiba Corporation.(*), (+)

10.4	Second Amended and Restated Product Development Agreement, dated as of July 7, 2006, by and between the Registrant and Toshiba Corporation.(*), (+)

10.5	Flash Alliance Mutual Contribution and Environmental Indemnification Agreement, dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(*), (+)

10.6	Patent Indemnification Agreement, dated as of July 7, 2006, by and among the Registrant and the other parties thereto.(*), (+)

10.7	Form of Voting Undertaking.(2)

10.8	Guarantee Agreement, dated as of September 22, 2006, by and among the Registrant, SMBC Leasing Company, Limited and Toshiba Finance Corporation.(*)

10.9	Master Lease Agreement, dated as of September 22, 2006, by and among Flash Partners Limited Company, SMBC Leasing Company, Limited, Toshiba Finance Corporation, Sumisho Lease Co., Ltd., Fuyo General Lease Co., Ltd., Tokyo Leasing Co., Ltd., STB Leasing Co., Ltd. and IBJ Leasing Co., Ltd.(*), (+)

10.10	Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Leumi Le Israel B.M., The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(10)

10.11	Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Hapoalim B.M., The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Confidential treatment has been requested with respect to certain portions hereof.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 1, 2006.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(5)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2006.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

(9)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(10)	Previously filed as an Exhibit to the Registrant’s Form 13D/A dated October 12, 2006.

(11)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A/A dated November 8, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION
(Registrant)

Dated: November 8, 2006	By:	/s/ Judy Bruner

Judy Bruner
Executive Vice President, Administration and
Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of October 20, 2005, by and among SanDisk Corporation, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(1)

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among SanDisk Corporation, Project Desert, Ltd. and msystems Ltd.(2)

3.1	Restated Certificate of Incorporation of the Registrant.(3)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(5)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(6)

3.5	Restated Bylaws of the Registrant, as amended to date.(7)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 14, 1997.(8)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(9)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.(3), (4), (5)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)

4.3	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.(11)

10.1	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.(*), (+)

10.2	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(*), (+)

10.3	Second Amended and Restated Common R&D and Participation Agreement, dated as of July 7, 2006, by and between the Registrant and Toshiba Corporation.(*), (+)

10.4	Second Amended and Restated Product Development Agreement, dated as of July 7, 2006, by and between the Registrant and Toshiba Corporation.(*), (+)

10.5	Flash Alliance Mutual Contribution and Environmental Indemnification Agreement, dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(*), (+)

10.6	Patent Indemnification Agreement, dated as of July 7, 2006, by and among the Registrant and the other parties thereto.(*), (+)

10.7	Form of Voting Undertaking.(2)

10.8	Guarantee Agreement, dated as of September 22, 2006, by and among the Registrant, SMBC Leasing Company, Limited and Toshiba Finance Corporation.(*)

10.9	Master Lease Agreement, dated as of September 22, 2006, by and among Flash Partners Limited Company, SMBC Leasing Company, Limited, Toshiba Finance Corporation, Sumisho Lease Co., Ltd., Fuyo General Lease Co., Ltd., Tokyo Leasing Co., Ltd., STB Leasing Co., Ltd. and IBJ Leasing Co., Ltd.(*), (+)

10.10	Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Leumi Le Israel B.M., The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(10)

10.11	Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Hapoalim B.M., The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Confidential treatment has been requested with respect to certain portions hereof.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 1, 2006.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(5)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2006.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

(9)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(10)	Previously filed as an Exhibit to the Registrant’s Form 13D/A dated October 12, 2006.

(11)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A/A dated November 8, 2006.