Form 10-K
period 2006-12-31
SANDISK CORP
filed 2007-02-28
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(408) 801-1000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value; Rights to Purchase Series A Junior Participating Preferred Stock	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 2, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,647,717,594 based on the closing sale price as reported on the NASDAQ Global Select Market.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2007

Common Stock, $0.001 par value per share	227,362,985 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended December 31, 2006 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2007 (Proxy Statement)	Part III

SANDISK CORPORATION

PART I
ITEM 1. BUSINESS
     Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed in “Risk Factors” in Item 1A of this report, and elsewhere in this report. Our business, financial condition or results of operations could be materially adversely affected by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “SanDisk®,” “we,” “our,” and “us,” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries. All references to years or annual periods are references to our fiscal years, which consisted of 52 weeks in 2006 and 2005 and 53 weeks in 2004.
Overview
     Who We Are. We are one of the world’s largest suppliers of flash-based data storage products for the consumer, mobile communications, and industrial markets. Our mission is to be the preferred choice in personal storage solutions for the worldwide digital economy. We seek to achieve our mission by developing leading technologies and innovative products and delivering our products through both original equipment manufacturer, or OEM, and retail channels.
     We design, develop, market and manufacture products and solutions in a variety of form factors using our flash memory, controller, and firmware technologies. We source the vast majority of our flash memory supply through our significant venture relationships with Toshiba that provide us with leading edge and low cost memory wafers. Our products are used in a wide range of consumer electronics devices such as digital cameras, mobile phones, Universal Serial Bus drives, or USB drives, gaming consoles, MP3 players and other digital devices. Our products are also embedded in a variety of systems for the enterprise, industrial, military and other markets. Flash storage technology allows data to be stored in a low-power consumption format, as well as a durable and compact format that retains the data after the power has been turned off.
     On November 19, 2006, we closed our acquisition of msystems, Ltd., or msystems, an Israeli-based semiconductor company with a broad embedded NAND product portfolio, deep firmware expertise, and extensive OEM relationships.
     Our Strategy. Our strategy is to identify and develop current and emerging high-growth markets for flash storage products. We maintain our technology leadership and invest in flash memory fabrication capacity in order to produce leading-edge, low cost flash memory for use in our products. We sell in high volumes all major flash storage card formats for our target markets, enabling us to be a one-stop-shop for our retail and OEM customers.
     Our revenues are driven by the sale of our products and the licensing of our intellectual property. We believe the market for flash storage has price elasticity of demand. Excluding the newly acquired msystems business, from 2005 to 2006, we increased the number of megabytes sold by 221% in large measure due to a decrease of 58% in our average selling price per megabyte over the same period. Our management team believes that more applications for flash storage will be created through the continued increase in the number of megabytes a consumer can purchase at a given price point. The dynamics of these price declines driving increased volume resulted, in part, in an increase in our product revenues from $2.1 billion in 2005 to $2.9 billion in 2006. In addition, our license revenue increased from $239.5 million in 2005 to $331.1 million in 2006 as a result of continued adoption of flash technologies by our licensees.
     We enable new markets for NAND flash memory through a variety of removable card form factors, and we are founders or co-founders of most major form factors of flash storage cards in the market today. We pioneered the Secure Digital card, or SD™ card, together with Matsushita Electric Industries, Ltd., or Matsushita, which owns the Panasonic brand, and a subsidiary of Toshiba Corporation, or Toshiba. The SD card is currently the most popular form factor of flash storage cards used predominantly in digital cameras. We followed that effort by working with mobile network operators and handset manufacturers to develop the miniSD™ card and microSD™ card that are even smaller form factor memory cards. The microSD card has become the leading card format for mobile phones. We also co-own the Memory Stick PRO™ format with Sony Corporation, or Sony, and we worked with Canon, Inc. to co-found the CompactFlash®, or CF, standard. We plan to continue to work with leading companies in mobile communications and digital consumer devices to find additional ways for flash storage products to enable proliferation of those technologies and markets.
     Our team has a deep understanding of flash memory technology and we develop and own leading-edge technology and patents for the design, manufacture and operation of flash memory and data storage cards. One of the key technologies that we have patented and successfully commercialized is multi-level cell technology, or MLC, which allows a flash memory cell to be programmed to store two or more bits of data in approximately the same area of silicon that is typically required to store one bit of data. We have an extensive patent portfolio that has been licensed by several leading semiconductor companies. Our cumulative license and royalty revenues over the last three years were more than $744.7 million.
     We continue to invest with Toshiba in high volume, state-of-the-art flash manufacturing facilities in Japan. Our commitment takes the form of capital investments and loans to the ventures, credit enhancements of the ventures’ leases of semiconductor manufacturing equipment, commitments, on a take-or-pay basis, to purchase 50% of the output of the ventures at manufacturing cost plus a mark-up and sharing in the cost of SanDisk-Toshiba joint research and development activities related to flash memory. We supplement our sourcing of flash memory from the Toshiba ventures with purchases of memory on favorable terms primarily from Samsung Electronics Co., Ltd., or Samsung, and Toshiba. Additionally, we design in-house and fabricate at third-party foundries the controllers that interface between the flash memory and digital consumer devices. Our team manages a network of contract manufacturers that assemble and test our flash memory and cards according to our specifications and we are developing an in-house assembly and test facility in Shanghai, China.
     We sell our products globally to retail and OEM customers. We continue to expand our retail customer base to new geographic regions as well as to new outlets such as mobile storefronts, supermarkets and drug stores. In North America, we sell our products principally through retailers, such as Best Buy Co., Inc., or Best Buy, Circuit City Stores, Inc., Wal-Mart Stores, Inc. and Costco Wholesale Corporation. In North America and the rest of the world, we manage a network of distributors who sell to other retailers and dealers. We also are expanding a separate network of distributors and retail locations specifically focused on the mobile phone market. There are now more than 200,000 worldwide retail storefronts where consumers may purchase SanDisk products. We also sell directly and through distributors, to OEM customers, which include mobile phone manufacturers, and digital camera manufacturers, who include our products with their products when sold to end users. This strategy allows us to leverage the market position, geographic footprint and brand strength of our customers to achieve wide market penetration for our products.
     Additional Information. We were incorporated in Delaware in June 1988 under the name SunDisk Corporation and changed our name to SanDisk Corporation in August 1995. We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements and all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act (1) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, (2) are available at the SEC’s Internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at (202) 551-8090. Our website address is www.sandisk.com. Information on our website is not incorporated by reference nor otherwise included in this report. Our principal executive offices are located at 601 McCarthy Blvd, Milpitas, CA 95035 and our telephone number is (408) 801-1000. SanDisk is a trademark of SanDisk Corporation, and is registered in the U.S. and other countries. Other brand names mentioned herein are for identification purposes only and may be the trademarks of their respective holder(s).
Description of Our Business
     Industry Background. We operate in the digital electronics industry, which encompasses traditional personal computers, or PCs, consumer electronics, communications and industrial products. Our products use flash memory to store digital information in devices such as mobile phones, digital still cameras, digital video camcorders, gaming consoles, portable digital audio players and PCs. These applications require storage that is small in form factor, portable and removable, highly reliable, high capacity, low in power consumption and capable of withstanding high levels of shock vibration and temperature fluctuations.
     The flash memory market is primarily comprised of NOR and NAND technologies. NOR is traditionally used for code storage and is characterized by fast read speeds with generally higher costs per megabyte and lower storage capacities than

NAND. NAND flash memory is traditionally used for embedded and removable data storage and is characterized by fast write speeds, high capacity and lower manufacturing cost than NOR flash memory. We are focused on NAND-based products.
     Our Primary Markets. We currently focus on four primary markets:
•	Consumer. We make and sell flash storage cards that address multiple consumer markets. Certain flash storage cards are used as the film for all major brands of digital cameras. Our cards are also used to store video in solid-state digital camcorders and to store digital data in many other devices including maps in global positioning system devices, or GPS, and personal data in personal digital assistants, or PDAs. In addition, portable game consoles now include advanced features and functionality, including storage of game results, digital audio, video playback and photo viewing. These features demand high capacity memory storage cards. We manufacture brightly colored SD and Memory Stick PRO Duo™ cards for use in gaming devices such as the Sony PSP®, Nintendo® Wii™ and Microsoft xBox®. Our Cruzer® CrossFire™ line of USB drives are geared toward the PC gaming market. Primary card formats for consumer devices include CF, SD, Memory Stick® and xD-Picture Card™.

•	Computing. We provide multiple flash storage devices and solutions for a variety of computing, industrial and enterprise markets. USB flash drives allow consumers to store computer files on keychain-sized devices and then quickly and easily transfer these files between laptops, desktops and other devices. USB flash drives are fast and easy to use, they have replaced floppy disks and other types of external storage media, and are evolving into intelligent storage devices. NAND flash memory-based data storage allows industrial customers and PC manufacturers to offer systems with solid state drives in lieu of traditional magnetic disk-based drives. In January 2007, we introduced our first 32 gigabyte solid state drive in a 1.8 inch form factor for the notebook PC market.

•	Mobile Phones. We provide embedded, semi-removable and removable storage for mobile phones. We are a leading supplier of microSD, miniSD, SD and Memory Stick PRO Duo removable storage cards used in mobile phones. Multimedia features in mobile phones, such as camera functionality, audio/MP3, games, video or internet access, have been increasing in popularity. These features require additional storage capacity in the mobile phone and transferability of data to and from other devices.

•	Digital Audio and Video Players. Digital audio players allow consumers to download, store and play music. We sell a broad line of digital audio players with both embedded and removable memory under our Sansa® brand. We have also launched our first digital video player under the Sansa brand.
     Our Sales Channels. Our products are delivered to end-users through more than 200,000 worldwide retail storefronts and also by bundling data storage cards with host products or by embedding our data storage products in host devices sold by our OEM customers.
     Our sales are made through the following channels:
•	Retail. We ship SanDisk brand name products directly to consumer electronics stores, office superstores, photo retailers, mobile phone stores, mass merchants, catalog and mail order companies, internet and e-commerce retailers, drug stores, supermarkets and convenience stores. We also sell our products to smaller or regional retailers through distributors.

We have a separate distribution network focused on the mobile phone market. Our distributors provide us access to mobile network operator branded storefronts as well as other retailers with significant mobile communications offerings. We intend to continue to emphasize offering our products throughout the mobile communication retail community as an important driver of our planned growth in that market.

We support our retail sales channels with both direct sales representatives and independent manufacturers’ representatives. We have multiple domestic retail sales offices and have organized our sales efforts in the rest of the world around three regional territories: Europe, Middle East and Africa, or EMEA, Japan and non-Japan Asia/Pacific, which we refer to as Asia Pacific. Information regarding our sales by geography is included in Note 6 to our consolidated financial statements included in Item 8 of this report.

•	OEM. Our OEM customers include manufacturers of mobile phones, digital cameras and other digital consumer devices, such as GPS. Our products are sold directly to OEMs and through distributors. We support our OEM customers with both direct sales representatives and independent manufacturers’ representatives.
     As of the end of fiscal years 2006 and 2005, our backlog was $177.0 million and $105.7 million, respectively. Due to industry practice that allows customers to change or cancel orders with limited advance notice prior to shipment, we do not believe that backlog as of any particular date is indicative of future sales.
     Our revenues are seasonally higher in our fourth quarter due to the holiday buying season. Our first and third quarters have sometimes been seasonally lower than the preceding quarters.
     Our Customers. In fiscal years 2006, 2005 and 2004, revenues from our top 10 customers and licensees accounted for approximately 52%, 50% and 55% of our revenues, respectively. In fiscal years 2006 and 2004, no single customer or licensee accounted for greater than 10% of our revenues. In fiscal year 2005, Best Buy accounted for 11% of our revenues. The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve. Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.
     Our Products. Our products are sold under the SanDisk brand in a wide variety of form factors and include the following:
•	Removable Cards. Our removable data storage solutions are available in almost every major form factor in our primary markets. For example, our CompactFlash removable cards, available in capacities up to 16 gigabytes, are well-suited for a range of consumer applications, including digital cameras. Our professional products include the SanDisk Ultra® and SanDisk Extreme® product lines which are designed with additional performance and reliability. As another example, our ultra-small microSD removable cards, available in capacities up to 4 gigabytes, are designed for use in mobile phones.

•	USB Drives. Our Cruzer® line of USB drives, available in capacities up to 8 gigabytes, are highly-reliable and high-performance. USB Flash Drives, or UFDs, are used in the computing and consumer markets. A number of our Cruzers ship with U3™ smart technology which gives the user the ability to carry files and application software on a secure USB drive. Also, our Cruzer Crossfire USB Flash Drives are specially designed to make console or PC gaming experience portable. Using our USB flash drives, gamers can save game data, download portable games and demos and save game replays.

•	Embedded. Our embedded products are a set of reliable, high-capacity, high performance and cost-effective embedded flash memory drive, or EFD, solutions for both data and code storage. Ranging in capacities from 128 megabytes to 8 gigabytes, these products are designed to respond to the increasing demand for embedded storage for mobile phones and other portable devices. We also offer high-capacity solid-state drives targeted for the personal computing market in capacities up to 32 gigabytes.

•	MP3. The Sansa is our branded line of flash-based MP3 players for the digital audio and video player market. Many of our Sansa models offer a removable card slot for easy transportability of music between devices and storage capacity expansion. The Sansa MP3 players also feature built-in FM tuning for non-European models and voice recording capabilities and are compatible with a variety of music download and subscription services. Sansa is available in capacities ranging from 256 megabytes to 8 gigabytes.
     Technology. Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance, small form factor and cost-effective flash memory storage products to address a variety of emerging markets. We have been actively involved in all aspects of this development, including flash memory process development, module integration, chip design, controller development and system-level integration to ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. We are investing to extend our 2-bits/cell memory storage technology to 3-bits/cell, or X3, and 4-bits/cell, or X4, storage technologies. In addition, we are also investing in three-dimensional memory architecture with re-write capabilities. We believe our core technical competencies are in:
•	high-density flash memory process, module integration, device design and reliability;

•	securing data on a flash memory device;

•	controller design;

•	system-level integration;

•	compact packaging; and

•	low-cost system testing.
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
     Our patented intelligent controller technology with its advanced defect management system permits our flash storage card products to achieve a high level of reliability and longevity. Each one of our flash devices contains many millions of flash memory cells. For example, our 4 gigabyte cards may contain as many as 35 billion storage cells. A failure in any one of these cells or in a group or block of cells can result in loss of data such as picture files, and this can occur several years into the life of a flash storage card. The controller chip inside our cards is designed to detect such defects and recover data under most standard conditions.
     Patents and Licenses. We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. See Item 1A, “Risk Factors.”
     In 1988, we developed the concept of emulation of a hard disk drive with flash solid-state memory. The first related patents were filed by our chief executive officer, Dr. Eli Harari and exclusively licensed to us. As of the end of fiscal year 2006, we owned or had rights to more than 600 United States patents and more than 300 foreign patents, have more than 1,100 patent applications pending in the United States, and have foreign counterparts pending on many of the applications in multiple jurisdictions. We continually seek additional international and United States patents on our technology.
     Through our acquisitions of Matrix Semiconductor, Inc., or Matrix, in early fiscal year 2006 and msystems in late fiscal year 2006, we have acquired access to fundamental patents on three-dimensional, or 3-D, memory architecture and X4 data storage technologies, respectively. Patents transferred to us upon completion of the Matrix acquisition included 124 United States patents, approximately 14 foreign patents, and approximately 141 patent applications pending in the United States. Patents transferred to us upon completion of the msystems acquisition included 54 United States patents, approximately 66 foreign patents, and approximately 201 patent applications pending in the United States. In addition, through these acquisitions, we have foreign counterparts pending on many of the applications in multiple jurisdictions
     We have various patent licenses with several companies including, among others, Intel Corporation, or Intel, Lexar Media, Inc., or Lexar, a subsidiary of Micron Technology, Inc., or Micron, Matsushita, Renesas Technology Corporation, or Renesas, Samsung, Sharp Electronics KK, or Sharp, Sony and Toshiba. From time-to-time, we have also entered into discussions with other companies regarding potential license agreements for our patents.
     Trade secrets and other confidential information are also important to our business. We protect our trade secrets through confidentiality and invention assignment agreements.
     Supply Chain. Our supply chain is an important competitive advantage.

•	Silicon Sourcing. All of our flash memory card products require silicon chips for the memory and controller components. The majority of our memory is supplied from our ventures with Toshiba and our Toshiba foundry relationship. This represents captive memory supply and we are obligated to take the output from the ventures with Toshiba. See “— Ventures With Toshiba.” In fiscal year 2006, we purchased non-captive memory supply primarily from Samsung. We are guaranteed a certain amount of the total output from Samsung and Hynix Semiconductor Inc., or Hynix, but we are not obligated to use the guaranteed supply until we give them an order for future purchases. Our controller wafers are currently supplied by Tower Semiconductor Ltd., or Tower, and United Microelectronics Corporation, or UMC. We have a foundry agreement with Tower on a purchase order basis. See Item 1A, “Risk Factors.”

•	Testing and Assembly. We sort and test our wafers at Toshiba in Yokkaichi, Japan, and Ardentec Corp. in Taiwan. Our tested wafers are then shipped to our third-party memory assembly subcontractors, including StatsChipPAC Ltd., or StatsChipPAC, in China, Silicon Precision Industries Co., Ltd., or SPIL, in Taiwan, and Sharp and Mitsui & Co., Ltd., both in Japan. Our packaged memory final test, card assembly and card test is performed at subcontractors such as ASE Group, DataFab Systems, Inc., or DataFab, SPIL and United Test and Assembly Center, in Taiwan, and Beautiful Enterprise Co., Ltd., DataFab, Flextronics International, Ltd., or Flextronics, Global Brands Manufacturing Ltd. and StatsChipPAC, in China. We believe our use of subcontractors reduces the cost of our operations and gives us access to increased production capacity. On November 29, 2006, we entered into a 50-year land lease in the Zizhu Science-Based Park near Shanghai, China, and we are constructing a captive assembly and test manufacturing facility to provide in-house manufacturing capacity for a portion of our card assembly and test needs. See Item 1A, “Risk Factors” and Item 7, “Liquidity.”
Ventures with Toshiba
     We and Toshiba have entered into several business ventures. In May 2000, we invested in the FlashVision Ltd., or FlashVision, venture, which operated in Manassas, Virginia, until May 2002. In April 2002, we and Toshiba agreed to consolidate the NAND wafer fabrication manufacturing operations in Fabs 1 and 2 of Toshiba’s Yokkaichi, Japan operations. FlashVision produces 200-millimeter NAND flash wafers using both owned and leased equipment. In September 2004, we and Toshiba formed the Flash Partners Ltd., or Flash Partners, venture pursuant to which a wafer fabrication facility, Fab 3, was constructed at Toshiba’s Yokkaichi, Japan operations. Flash Partners purchases and leases semiconductor manufacturing equipment for Fab 3, which produces 300-millimeter NAND flash wafers. Toshiba began production for Flash Partners in Fab 3 in the third quarter of fiscal 2005 and expects to achieve 135,000 wafers per month by the end of fiscal year 2007. In July 2006, we and Toshiba formed Flash Alliance Ltd., or Flash Alliance, to build Fab 4, a new 300-millimeter wafer fabrication facility, at Toshiba’s Yokkaichi, Japan operations. Fab 4 is under construction and initial NAND production at Fab 4 is currently scheduled for the end of fiscal year 2007. We currently expect to expand Fab 4 to approximately 67,500 wafers per month by the end of fiscal year 2008, and the capacity of Fab 4 at full expansion is currently expected to be approximately 150,000 wafers per month, with the timeframe to reach full capacity to be mutually agreed by the parties. We hold a 49.9% ownership position in each venture entity.
     With these ventures, we and Toshiba collaborate in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision, Flash Partners or, once Fab 4 comes online, Flash Alliance. Each venture entity purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up. We are committed to purchase, and entitled to, half of each venture’s NAND wafer supply and are committed to fund 49.9% of each venture’s costs to the extent that the venture’s revenues from wafer sales to us and Toshiba are insufficient to cover these costs. The investments in each venture entity are shared 50/50 between us and Toshiba. In addition, we purchase wafers from Toshiba on a foundry basis.
     We assumed msystems’ ownership interest in its venture with Toshiba, TwinSys Data Storage Limited Partnership, or TwinSys, which was designed to enable the parties to benefit from a portion of each party’s respective sales of USB flash drives. As of December 31, 2006, we had a 50.1% beneficial ownership in TwinSys, consisting of (i) 49.9% ownership in TwinSys and (ii) 0.2% interest held by Twinsys Ltd., in which we have a 51% ownership interest. We and Toshiba are currently negotiating the mutual closure of this venture by the first half of fiscal year 2007. However, no written agreement has been reached.

Competition
     We face competition from numerous semiconductor manufacturers and manufacturers and resellers of flash memory cards, USB drives, digital audio players and other consumer electronic devices. We also face competition from manufacturers of hard disk drives and from new technologies. See Item 1A, “Risk Factors.”
     Key Competitive Advantages. Our key competitive advantages are:
•	we have a tradition of innovation and standards creation which provides us with strength in growing the overall market for NAND memory;

•	our intellectual property ownership, in particular our patent claims and MLC manufacturing know-how, provides us certain cost advantages;

•	our fab ventures with Toshiba provide us with an attractive cost structure;

•	we market and sell a broader range of card formats than any of our competitors, which gives us an advantage in obtaining strong retail and OEM distribution; and

•	we have leading market share with number 1 worldwide market share in removable flash cards and USB flash drives and number 2 market share in U.S. flash-based digital audio players.
     Semiconductor Manufacturers. Our primary semiconductor competitors currently include Samsung, Toshiba, Hynix, IM Flash Technologies, LLC, or IM Flash (a company formed by Micron and Intel), Micron, and STMicroelectronics N.V., or STMicro. If the NAND industry increases memory output faster than the increase in demand it will likely result in industry margin compression as the price decline rates exceed normal cost declines.
     Flash Memory Card and USB Drive Manufacturers. Our primary competitors currently include, among others, A-Data Technology Co., Ltd., or A-Data, Buffalo Technology, FUJIFILM Corporation, or Fuji, Hagiwara Sys-Com Co., Ltd., or Hagiwara, Hama Corporation, Inc., or Hama, I/O Data Device, Inc., or I/O Data, Kingmax, Inc., or KingMax, Kingston Technology Company, Inc., or Kingston, Eastman Kodak Company, or Kodak, Lexar, Matsushita, Micron, Netac Technology, Co., or Netac, Panasonic, PNY Technologies, Inc., or PNY, RITEK Corporation, or Ritek, Samsung, Sony, Toshiba, Tradebrands International, or Tradebrands, and Transcend Information, Inc., or Transcend.
     Digital Audio Player Manufacturers. Our digital audio players face strong competition from products offered by other companies, including Apple Inc., or Apple, Creative Technologies, Ltd., or Creative, Microsoft Corporation, or Microsoft, and Samsung.
     Other Technologies. Other technologies compete with our product offerings and many companies are attempting to develop memory cells that use different designs and materials in order to reduce memory costs. One example of an alternative technology is the small hard disk drive, which has a low cost per megabyte for high memory capacity but a high cost per megabyte for low capacities. Hard disk drives also have significant power requirements and they are not as rugged as flash memory. Other future competitive technologies could include different designs and materials such as phase-change technology, charge-trap flash and millipedes/probes.

Employees
     As of December 31, 2006, we had 2,586 full-time employees, including 1,081 in research and development, 527 in sales and marketing, 422 in general and administration and 556 in operations. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that our employee relations are satisfactory.
Executive Officers
     Our executive officers, who are elected by and serve at the discretion of our Board of Directors, are as follows (all ages are as of February 15, 2007):

Name	Age	Position
Eli Harari	61	Chairman of the Board and Chief Executive Officer
Sanjay Mehrotra	48	President and Chief Operating Officer
Judy Bruner	48	Executive Vice President, Administration and Chief Financial Officer
Randhir Thakur	44	Executive Vice President, Technology and Worldwide Operations
Yoram Cedar	54	Executive Vice President, Handset Business and Corporate Engineering
     Dr. Eli Harari, the founder of SanDisk, has served as Chief Executive Officer and as a director of SanDisk since June 1988. He was appointed Chairman of the Board in June 2006. Dr. Harari also served as President from June 1998 to June 2006. Dr. Harari founded Waferscale Integration, Inc., a privately held semiconductor company, in 1983 and was its President and Chief Executive Officer from 1983 to 1986, and Chairman and Chief Technical Officer from 1986 to 1988. From 1973 to 1983, Dr. Harari held various management positions with Honeywell Inc., Intel Corporation and Hughes Microelectronics Ltd. Dr. Harari holds a Ph.D. in Solid State Sciences from Princeton University and has more than 100 patents issued in the field of non-volatile memories and storage systems. In December 2006, Dr. Harari, along with SanDisk’s co-founders Sanjay Mehrotra and Jack Yuan, received the 2006 IEEE Reynold B. Johnson Data Storage Device Technology Award “For leadership in the development and commercialization of Flash EEPROM-based data storage products.” Dr. Harari is a board member of Tower.
     Sanjay Mehrotra co-founded SanDisk in 1988 and has been our President since June 2006. He continues to serve as our Chief Operating Officer, a position he has held since 2001, and he has previously served as our Executive Vice President, Vice President of Engineering, Vice President of Product Development, Director of Memory Design and Product Engineering. Mr. Mehrotra has more than 25 years of experience in the non-volatile semiconductor memory industry including engineering and engineering management positions at Intel Corporation, Seeq Technology, Integrated Device Technology and Atmel Corporation. Mr. Mehrotra earned B.S. and M.S. degrees in Electrical Engineering and Computer Sciences from the University of California, Berkeley. He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems. In December 2006, Mr. Mehrotra, along with SanDisk’s co-founders Dr. Eli Harari and Jack Yuan, received the 2006 IEEE Reynold B. Johnson Data Storage Device Technology Award “For leadership in the development and commercialization of Flash EEPROM-based data storage products.”
     Judy Bruner has been our Chief Financial Officer and Executive Vice President Administration since June 2004. She served as a member of our board of directors from July 2002 to July 2004. Ms. Bruner has over 25 years of financial management experience, including serving as Senior Vice President and Chief Financial Officer of Palm, Inc., a provider of handheld computing and communications solutions, from September 1999 until June 2004. Prior to Palm, Inc., Ms. Bruner held financial management positions with 3Com Corporation, Ridge Computers and Hewlett-Packard Company. Ms. Bruner also serves on the board of directors of Ciphergen Biosystems, Inc. Ms. Bruner holds a B.A. degree in Economics from the University of California, Los Angeles and an M.B.A. degree from Santa Clara University.
     Dr. Randhir Thakur has been our Executive Vice President, Technology and Worldwide Operations since October 2005. Prior to joining us, Dr. Thakur was group Vice President and General Manager of the Front End Products Group at Applied Materials, Inc. He joined Applied Materials in 2000 as Chief Technical Officer of the Transistor and Capacitor Products Business Group. Previously, from 1997 to 2000, Dr. Thakur was Vice President of Research and Development at AG Associates and Chief Technology Officer and General Manager at Steag Electronic Systems after its acquisition of AG Associates. He also held various technical and management positions at Micron Technology from 1991 to 1997. Dr. Thakur has extensive experience in semiconductor manufacturing, holds more than 250 patents and has published more than 200 technical publications. Dr. Thakur received his B.S. degree (honors) in Electronics and Telecommunications Engineering from the Regional Engineering College, Kurukshetra, India, and an M.S. degree in Electrical Engineering from the University of Saskatchewan, Canada. Dr. Thakur received his Ph.D. in Electrical Engineering from the University of Oklahoma.
     Yoram Cedar is our Executive Vice President, Mobile Business and Corporate Engineering. Prior to October 2005, Mr. Cedar served as our Senior Vice President of Engineering and Emerging Market Business Development. Mr. Cedar began his career at SanDisk in 1998 when he joined as Vice President of Systems Engineering. He has extensive experience working in product definition, marketing and development of systems and embedded flash-based semiconductors. Prior to SanDisk, he was the Vice President of New Business Development at Waferscale Integration and has more than 27 years of experience in design and engineering management of electronic systems. Mr. Cedar earned B.S. and M.S. degrees in Electrical Engineering and Computer Architecture from Technion, Israel Institute of Technology, Haifa, Israel.

Item 1A. Risk Factors
     Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others:
•	average selling prices, net of promotions, declining at a faster rate than cost reduction for our products due to industry or SanDisk excess supply and competitive pricing pressures;

•	addition of new competitors, expansion of supply from existing competitors and ourselves creating excess market supply, which could cause our average selling prices to decline faster than our costs decline;

•	impairment of goodwill, business integration and other challenges related to our acquisition of msystems and Matrix;

•	timing, volume and cost of wafer production from the FlashVision, Flash Partners and Flash Alliance ventures as impacted by fab start-up delays and costs, technology transitions, yields or production interruptions due to natural disasters, power outages, equipment failure or other factors;

•	disruption in the manufacturing operations of suppliers, including suppliers of sole-sourced components;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain markets or geographies;

•	excess supply from captive sources due to output increasing faster than the growth in demand resulting in excess inventory;

•	insufficient supply from captive and non-captive sources or insufficient capacity from our test and assembly subcontractors to meet demand;

•	reduction in price elasticity of demand related to pricing changes for some of our more mature markets for NAND flash memory;

•	potential delays in the emergence of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire;

•	timing of sell-through by our distributors and retail customers;

•	increased purchases of flash memory products from our non-captive sources, which typically cost more than products from our captive sources;

•	difficulty in forecasting and managing inventory levels, particularly due to noncancelable contractual obligations to purchase materials such as flash memory and controllers, and the need to build finished product in advance of customer purchase orders;

•	errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	write-downs of our investments in fabrication capacity, equity investments and other assets;

•	estimates used in calculating share-based compensation expense; and

•	the other factors described under “Risk Factors” and elsewhere in this report.

     Our average selling prices, net of promotions, may decline faster than cost reductions due to industry or SanDisk excess supply, competitive pricing pressures or strategic price reductions initiated by us or our competitors. The market for NAND flash products is competitive and characterized by rapid price declines. Price declines may be influenced by, among other factors, supply in excess of demand, technology transitions, including adoption of MLC technology by other competitors, new technologies or other strategic actions by competitors to gain market share. If our technology transitions take longer or are more costly than anticipated to complete, our cost reductions fail to keep pace with the rate of price declines or our price decreases fail to generate sufficient additional demand, our gross margin and operating results will be negatively impacted which could generate quarterly or annual net losses.
     Sales to a small number of customers represent a significant portion of our revenues and, if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Sales to our top 10 customers and licensees accounted for more than 52%, 50%, and 55% of our total revenues during the fiscal years 2006, 2005 and 2004, respectively. No customer exceeded 10% of total revenues in any of these periods except Best Buy, which accounted for 11% of our total revenues in fiscal 2005. If we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements expire. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year-to-year as we enter new markets making our revenues from several customers somewhat less predictable from year-to-year.
     Our business depends significantly upon sales of products in the highly competitive consumer market, a significant portion of which are made to retailers and through distributors, and if our distributors, and, retailers are not successful in this market, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations. A significant portion of our sales are made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our distributors and retailers are not successful, we could experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell-through data varies throughout the retail channel, which makes it difficult for us to forecast retail product revenues. Our arrangements with our customers also provide them price protection against declines in our recommended selling prices, which has the effect of reducing our deferred revenue and eventually our revenue. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors.
     Our revenue depends in part on the success of products sold by our OEM customers. An increasing portion of our sales are to OEMs, which can either bundle or embed our flash memory products with their products, such as cameras or mobile phones. Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell its products successfully in their markets. Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to discontinue utilizing our products, our results of operation and financial condition could be harmed. Our future OEM revenues may be significantly impacted by our decision to de-emphasize the former msystems private label USB business and focus on our branded business.
     The continued growth of our business depends on the development of new markets and products for NAND flash memory and continued elasticity in our existing markets. Over the last several years, we derived the majority of our revenues from the digital camera market. This market continues to experience slower growth rates and continues to represent a declining percentage of our total revenue, and therefore, our growth will be increasingly dependent on the development of new markets, new applications and new products for NAND flash memory. For example, in fiscal 2006, our revenue from the digital camera market grew by only 2% over the prior year, and it is possible that our revenue from this market could decline in future years. Newer markets for flash memory include digital audio and video players, mobile phones and solid state drives. There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to continue our growth. There can be no assurance that the increase in average product capacity and unit demand in response to price reductions will continue to generate revenue growth for us as it has in the past.
     We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products. We continually seek to develop new applications, products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. New applications, such as the adoption of flash memory cards in mobile phones, can take several years to develop. Early success in working with mobile phone manufacturers to add card slots to their mobile phones does not guarantee that consumers will adopt memory cards used for storing songs, images and other content in mobile phones. Our new products, such as Sansa® View, pre-recorded flash memory cards and solid state drives, may not gain market acceptance and we may not be successful in penetrating the new markets that we target. As we introduce new standards or technologies, such as TrustedFlash, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards, technologies or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our other form factors or our new products, our results of operations could be harmed.
     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large domestic and international companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. Our primary semiconductor competitors include Samsung, Toshiba, Hynix, IM Flash and STMicro. Samsung, in addition to ramping its overall NAND output, continues to ramp its MLC output. In addition, Hynix, is aggressively ramping NAND output and IM Flash, is expected to produce significant NAND output in the future. All leading suppliers, including ourselves, have been substantially increasing NAND capacity, which is resulting in prices declining at a faster rate than cost reductions. We cannot predict when the balance between supply and demand will be achieved. In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND flash memory technology which may reduce demand or accelerate price decline for NAND. If the balance between supply and demand is not achieved or if pricing continues to decline at a rate faster than cost reduction, our results of operations and financial condition could be harmed.
     We also compete with flash memory card manufacturers and resellers. These companies purchase, or have a captive supply of, flash memory components and assemble memory cards. Our primary competitors currently include, among others, A-Data, Buffalo Technology, Fuji, Hagiwara, Hama, I/O Data, KingMax, Kingston, Kodak, Lexar, Matsushita, Micron, Netac, Panasonic, PNY, Ritek, Samsung, Sony, Toshiba, Tradebrands and Transcend.
     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future sales revenues and may result in the loss of our key customers. For example, Toshiba and other manufacturers have recently increased their market share in the mobile market, including the microSD card, which has been a significant driver of our growth. In the digital audio market, we face competition from well established companies such as Apple and Microsoft. In the USB market we face competition from a large number of players including Kingston, Lexar, Memorex and PNY, among others.
     Furthermore, many companies are pursuing new or alternative technologies, such as phase-change technology, charge-trap flash and millipedes/probes, which may compete with flash memory. For example, two of our competitors are advocating charge-trap flash technology, which if successful and if we are unable to scale our technology on an equivalent basis, could provide an advantage to these competitors.
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
     While we believe we are well-positioned to compete in the marketplace, there can be no assurance that we will be able to compete successfully in the future.
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
     Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our ventures with Toshiba may result in periods of significant excess inventory. With the ramp to volume production at Fab 3 in fiscal 2006, our captive memory supply increased substantially more than in either of the last two years. Our obligation to purchase 50% of the supply from FlashVision, Flash Partners and Flash Alliance, the ventures with Toshiba, could harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investments in the ventures with Toshiba. For example, in the fourth quarter of fiscal 2006, over 90% of our NAND memory wafer purchases were from our ventures with Toshiba. These effects will be magnified once the Flash Alliance venture commences production. Any future excess supply could have a material adverse effect on our business, financial condition and results of operations.
     We depend on third-party foundries for silicon supply and any shortage or disruption in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory card products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by our ventures with Toshiba and by Toshiba pursuant to our foundry agreement, and to a lesser extent by Samsung and Hynix. Any disruption in supply of flash memory from our captive or non-captive sources would harm our operating results. We intend to increase production at Fab 3, commence production at Fab 4 and continue to procure wafers from non-captive sources. If the Fab 3 production ramp does not increase as anticipated, we fail to commence production at Fab 4 as planned, Fab 4 does not meet anticipated manufacturing output, or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results could be harmed. Currently, our controller wafers are only manufactured by Tower and UMC, and some of these controllers are sole-sourced at either UMC or Tower. Any disruption in the manufacturing operations of Tower or UMC would result in delivery delays, would adversely affect our ability to make timely shipments of our products and would harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take three or more quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all due to lack of capacity, technological difficulties, natural disaster, financial difficulty, power failure, labor unrest, their refusal to do business with us, their relationships with our competitors or other causes, we may lose potential sales and our business, financial condition and operating results may suffer. In addition, these risks are magnified at Toshiba’s Yokkaichi, Japan operations, where the current ventures are operated, Fab 4 is being constructed, and Toshiba’s foundry capacity is located. Earthquakes and power outages have resulted in production line stoppage and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future. For example, in the first quarter of fiscal 2006, a brief power outage in Fab 3 resulted in a loss of wafers and significant costs associated with bringing the fab back on line. Also, the Tower fabrication facility, from which we source controller wafers, is facing financial challenges and is located in Israel, an area of political and military turmoil. Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.
     If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors. Yield problems may not be identified or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We have from time-to-time experienced yields that have adversely affected our business and results of operations. We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations. For example, if the production ramp and/or yield of the 56-nanometer, 300-millimeter Flash Partners’ wafers do not increase as expected, we may not have enough supply to meet demand and our cost competitiveness, business, financial condition and results of operations will be harmed.
     We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for our wafer testing, IC assembly, packaged testing, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty in meeting our requirements. If we are unable to increase the capacity of our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products. We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. We do not have exclusive relationships with any of our subcontractors, and therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products. We are not able to directly control product delivery schedules. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers. In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.
     We are constructing a captive assembly and test manufacturing facility in China. The Chinese government recently approved a 50-year lease by us of a piece of land to construct and equip a captive assembly and test manufacturing facility in the Zizhu Science-Based Park near Shanghai, China. Our anticipated expenditure for this project is approximately $170 million, of which approximately $150 million is expected to be paid in fiscal 2007. Any delays in the construction and equipping of the facility would harm our results of operations and financial condition. Once constructed, this facility is only intended to replace a portion of our test and assembly needs and therefore, we will continue to depend on our third-party subcontractors for a majority of our test and assembly needs.
     In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that have caused, and may in the future continue to cause significant product delays that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as the 56-nanometer 8 and 16 gigabit MLC chip, which we expect to begin shipping in volume in fiscal 2007, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. In addition, Flash Partners is currently ramping the 56-nanometer 8 gigabit MLC chip in the Yokkaichi, Japan 300-millimeter fab and this transition is subject to yield, quality and output risk. Furthermore, procurement of MLC wafers from non-captive sources requires us to develop new controller technologies and may result in inadequate quality or performance in our products that integrate these MLC components. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.
     Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources such as the MLC products we procure from a third-party supplier. In addition, in the fourth quarter of fiscal year 2006, over 90% of our NAND memory purchases were from our captive ventures with Toshiba and if the wafers contain errors or defects, our overall supply could be adversely affected. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our product, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.
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
     We and Toshiba plan to continue to expand the wafer fabrication capacity of the Flash Partners business venture and have formed a new venture, Flash Alliance, for which we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results. We and Toshiba are making, and plan to continue to make, substantial investments in new capital assets to expand the wafer fabrication capacity of our Flash Partners business venture in Japan. We and Toshiba intend to invest $1.76 billion to continue expansion at Fab 3 to bring wafer capacity to 135,000 wafers per month by the end of fiscal year 2007 and are cooperating in the construction of an additional 300-millimeter NAND wafer fabrication facility, Fab 4, to produce NAND flash memory products for the parties under the Flash Alliance venture. We and Toshiba intend to invest 300 billion Japanese yen, or approximately $2.5 billion, based on the exchange rate at December 31, 2006, in the construction and equipping of Fab 4. Moreover, each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs and pay our share of ongoing operating activities even if we do not achieve the planned output volume or utilize our full share of the expanded output, and these costs will impact our gross margins, results of operations and financial condition.
     There is no assurance that Flash Partners’ 300-millimeter NAND flash memory facility will perform as expected, in particular as we transition to new lithography feature sizes. The Flash Partners’ 300-millimeter fab, Fab 3, is currently transitioning from 70-nanometer to 56-nanometer feature sizes. There can be no assurance that this transition will occur on schedule or at the yields or costs that we anticipate. This technology transition is difficult and subject to significant risks in terms of schedule, yield and cost. If Flash Partners, or in the future, Flash Alliance, encounters difficulties in transitioning to new technologies, our cost per megabyte may not remain competitive with the costs achieved by other NAND flash memory producers. Also, Samsung is licensed under our patents to use MLC technology, which enhances its manufacturing capabilities. Samsung began shipping NAND/MLC products in the third quarter of fiscal year 2005 and may be able to produce product at a lower cost than we can and increase their market share, thus adversely affecting our operating results and financial condition.

     We have a contingent indemnification obligation and guarantee obligations related to the ventures with Toshiba. Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of December 31, 2006 were 5.8 billion Japanese yen, or approximately $48.6 million based upon the exchange rate at December 31, 2006. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs, subject to certain limitations and exclusions.
     In December 2004, December 2005, June 2006 and September 2006, Flash Partners entered into four separate equipment lease facilities totaling approximately 215.0 billion Japanese yen, or approximately $1.8 billion based upon the exchange rate at December 31, 2006, of which, as of December 31, 2006, 144.0 billion Japanese yen, or approximately $1.2 billion based upon the exchange rate at December 31, 2006, net of accumulated lease payments, had been drawn down. As of December 31, 2006, our cumulative guarantee under the equipment leases, net of cumulative lease payments, was approximately 72.0 billion Japanese yen, or approximately $605 million based on the exchange rate at December 31, 2006. On January 10, 2007, Flash Partners drew down the remaining balance of the September 2006 master lease agreement in the amount of approximately 52.0 billion Japanese yen, or approximately $437 million, based on the exchange rate at December 31, 2006, of which we guaranteed 26.0 billion Japanese yen, or approximately $218 million based upon the exchange rate at December 31, 2006. These leases contain default clauses which, if triggered, could cause us to repay the amounts due under our guarantees. If our corporate rating is significantly downgraded by any rating agency, it may impair the ability of our ventures with Toshiba to obtain future equipment lease financings on terms consistent with current leases and would cause a default under certain current leases, either of which could harm our business and financial condition.
     We and Toshiba have also agreed to mutually contribute to, and indemnify each other, Flash Partners and Flash Alliance for environmental remediation costs or liability resulting from Flash Partners’ and Flash Alliance’s manufacturing operations in certain circumstances. In addition, we and Toshiba entered into a Patent Indemnification Agreement under which in many cases we will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for us against third-party claims that NAND flash memory products manufactured and sold by Flash Partners or Flash Alliance infringe third-party patents.
     None of the foregoing obligations are reflected as liabilities on our consolidated balance sheets. If we have to perform our obligations under these agreements, our business will be harmed and our financial condition and results of operations will be adversely affected.
     Seasonality in our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. For example, sales have typically increased significantly in the fourth quarter of each year, sometimes followed by declines in the first quarter of the following year. This may become more pronounced as sales of our Sansa digital audio player have become a larger portion of our product mix. This seasonality increases the complexity of forecasting our business. If our forecasts are inaccurate, we can lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations. This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons.
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
     We are sole-sourced for a number of our critical components and the absence of a back-up supplier exposes our supply chain to unanticipated disruptions. We rely on our vendors, some of which are a sole source of supply, for many of our critical components. We do not have long-term supply agreements with most of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to develop alternative sources or obtain sufficient quantities of these components.
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
     Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer retail demand, which is the largest channel for our products. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers or adversely affect consumer confidence. In November 2006, we acquired msystems, which is headquartered and has substantial operations in Israel, and we have a development center in Northern Israel, near the border with Lebanon, areas that have recently experienced significant violence and political unrest. Continued turmoil and unrest in this area could cause delays in the development of our products. This could harm our business and results of operations.
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
     We may be unable to protect our intellectual property rights, which would harm our business, financial condition and results of operations. We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. In the past, we have been involved in significant and expensive disputes regarding our intellectual property rights and those of others, including claims that we may be infringing third-parties’ patents, trademarks and other intellectual property rights. We expect that we may be involved in similar disputes in the future. We cannot assure you that:
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
     We may be unable to license intellectual property to or from third-parties as needed, or renew existing licenses, which could expose us to liability for damages reduce our royalty revenues, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third-parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third-parties. We may not be successful in redesigning our products, the necessary licenses may not be available under reasonable terms, our existing licensees may not renew their licenses upon expiration and we may not be successful in signing new licensees in the future.
     We are currently and may in the future be involved in litigation, including litigation regarding our intellectual property rights or those of third parties, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, which could materially harm our business. We are involved in a number of lawsuits, including among others, several cases involving our patents and the patents of third-parties. We are the plaintiff in some of these actions and the defendant in other of these actions. Some of the actions could seek injunctions against the sale of our products and/or substantial monetary damages, which if granted or awarded, could have a material adverse effect on our business, financial condition and results of operations.
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
     We have been, and expect to continue to be, subject to claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third-parties. From time-to-time we have sued, and may in the future sue, third-parties in order to protect our intellectual property rights. Parties that we have sued and that we may sue for patent infringement may countersue us for infringing their patents. If we are held to infringe the intellectual property of others, we may need to spend significant resources to develop non-infringing technology or obtain licenses from third-parties, but we may not be able to develop such technology or acquire such licenses on terms acceptable to us or at all. We may also be required to pay significant damages and/or discontinue the use of certain manufacturing or design processes. In addition, we or our suppliers could be enjoined from selling some or all of our respective products in one or more geographic locations. If we or our suppliers are enjoined from selling any of our respective products or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business would be harmed.

     Moreover, from time-to-time we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies but generally includes indemnification for direct and consequential damages and expenses, including attorneys’ fees. We may from time-to-time be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may have a material adverse effect on our business, financial condition and results of operations. For additional information concerning legal proceedings, see Part I, Item 3, “Legal Proceedings.”
     Because of our international business and operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability, currency fluctuations and other risks related to international operations. Currently, all of our products are produced overseas in China, Israel, Japan, South Korea and Taiwan. We are, therefore, affected by the political, economic and military conditions in these countries.
     Specifically, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights. This results, among other things, in the prevalence of counterfeit goods in China. The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our intellectual property protection. Although we have increased our efforts to prevent counterfeit products from entering the market, those efforts may not be successful. Our results of operations and financial condition could be harmed by the sale of counterfeit products.
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
     Tower Semiconductor’s Financial Situation is Challenging. Tower supplies a significant portion of our controller wafers from its Fab 2 facility and is currently a sole source of supply for some of our controllers. Tower’s Fab 2 is operational and in the process of expanding capacity and our ability to continue to obtain sufficient supply on a cost-effective basis may be dependent upon completion of this capacity expansion. Tower’s continued expansion of Fab 2 requires sufficient funds to operate in the short-term and raising the funds required to implement the current ramp-up plan. If Tower fails to comply with the financial ratios and covenants contained in the amended credit facility agreement with its banks, fails to attract additional customers, fails to operate its Fab 2 facility in a cost-effective manner, fails to secure additional financing, fails to meet the conditions to receive government grants and tax benefits approved for Fab 2, or fails to obtain the approval of the Israeli Investment Center for a new expansion program, Tower’s continued operations could be at risk. If this occurs, we will be forced to source our controllers from another supplier and our business, financial condition and results of operations may be harmed. Specifically, our ability to supply a number of products would be disrupted until we were able to transition manufacturing and qualify a new foundry with respect to controllers that are currently sole sourced at Tower, which could take three or more quarters to complete.
     We have recognized cumulative losses of approximately $54.1 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares as of December 31, 2006. We are subject to certain restrictions on the transfer of our approximately 12.8 million Tower ordinary shares including certain rights of first refusal, and through January 2008, have agreed to maintain minimum shareholdings. It is possible that we will record further write-downs of our investment, which was carried on our consolidated balance sheet at $17.5 million at December 31, 2006, which would harm our results of operations and financial condition.
     Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market price of our stock has fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, including future announcements concerning us, our competitors or principal customers regarding financial results or expectations, technological innovations, industry supply dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock as well as the price of our outstanding convertible notes and could impact the likelihood of those notes being converted into our common stock, which would cause further dilution to our stockholders.
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
     Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. In order to realize the intended benefits of our recent acquisitions of msystems and Matrix, we will have to successfully integrate and retain key msystems and Matrix personnel. We may experience delays in the timing and successful integration of acquired technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also result in our entering into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation, subject us to an increased risk of intellectual property and other litigation and increase our expenses. These challenges are magnified as the size of the acquisition increases, and we cannot assure you that we will realize the intended benefits of any acquisition. Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, the amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition or results of operations.
     Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that such products will be successful after the closing, will not cannibalize sales of our existing products, that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such company. See “There are numerous risks associated with our acquisition of msystems.”
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
     To manage our growth, we may need to improve our systems, controls and procedures and relocate portions of our business to new or larger facilities. We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. Our number of employees, including management-level employees, has increased significantly, due to our acquisition of msystems. We must continue to improve our operational, accounting and financial systems and managerial controls and procedures, including fraud procedures, and we will need to continue to expand, as well as, train and manage our workforce. From time-to-time, we may need to relocate portions of our business to new or larger facilities, which could result in disruption of our business or operations. For example, in May 2006, we relocated our corporate headquarters and significant engineering operations, including labs and data centers, to new facilities in Milpitas, California. If we do not manage our growth effectively, including transitions to new or larger facilities, our business could be harmed.
     We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding the ventures with Toshiba, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our investments in the ventures with Toshiba for at least the next twelve months; however, we may in the future raise additional funds, including funds to meet our obligations with respect to Flash Partners and Flash Alliance, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time-to-time, we may decide to raise additional funds through public or private debt, equity or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, fulfill our obligations to Flash Partners and Flash Alliance, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.
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
     Changes in securities laws and regulations have increased our costs; further, in the event we are unable to satisfy regulatory requirements relating to internal control, or if our internal control over financial reporting is not effective, our business could suffer. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs, and has made some activities more difficult, such as approving new or amendments to our option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of Sarbanes-Oxley regarding internal control over financial reporting. In 2007, we will incur additional costs integrating msystems into our internal control systems and procedures. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.
     In connection with our certification process under Section 404 of Sarbanes-Oxley, we have identified in the past and will from time-to-time identify deficiencies in our internal control over financial reporting. We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness. Furthermore, we may not be able to implement enhancements on a timely basis, including any enhancements necessary to integrate msystems operations, in order to prevent a failure of our internal controls or enable us to furnish future unqualified certifications. A material weakness or deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls could have a negative impact on our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and cannot prevent intentional misconduct or fraud.
     Our debt service obligations may adversely affect our cash flow. While the 1% Notes due 2013 and the 1% Notes due 2035, are outstanding, we will have debt service obligations on the holders of the 1% Notes due 2013 and the 1% Notes due 2035 of approximately $12.3 million per year in interest payments. If we issue other debt securities in the future, our debt service obligations will increase. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. We may also in the future enter into other financial instruments that could increase our debt service obligations.
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
     We have significant financial obligations related to our ventures with Toshiba, which could impact our ability to comply with our obligations under our 1% Notes due 2013 and our 1% Notes due 2035. We have entered into agreements to guarantee, indemnify or provide financial support with respect to lease and certain other obligations of our ventures with Toshiba in which we have a 49.9% ownership interest. In addition, we may enter into future agreements to increase manufacturing capacity, including further expansion of Fab 3 and start-up of Fab 4. As of December 31, 2006 we had unfunded commitments of approximately $877 million to fund our various obligations under the FlashVision and Flash Partners ventures with Toshiba. As of December 31, 2006, we had indemnification and guarantee obligations for these ventures of approximately $653 million. Due to these and our other commitments, we may not have sufficient funds to make payments under or repurchase the notes.
     The net share settlement feature of the 1% Notes due 2013 may have adverse consequences. The 1% Notes due 2013 are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount and the conversion value of the 1% Notes due 2013 and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the daily conversion values.
     Our failure to convert the 1% Notes due 2013 into cash or a combination of cash and common stock upon exercise of a holder’s conversion right in accordance with the provisions of the indenture would constitute a default under the indenture. We may not have the financial resources or be able to arrange for financing to pay such principal amount in connection with the surrender of the 1% Notes due 2013 for conversion. While we currently only have debt related to the 1% Notes due 2013 and the 1% Notes due 2035 and we do not have other agreements that would restrict our ability to pay the principal amount of the 1% Notes due 2013 in cash, we may enter into such an agreement in the future, which may limit or prohibit our ability to make any such payment. In addition, a default under the indenture could lead to a default under existing and future agreements governing our indebtedness. If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and amounts owing in respect of the conversion of any 1% Notes due 2013.
     The convertible note hedge transactions and the warrant option transactions may affect the value of the notes and our common stock. We have entered into convertible note hedge transactions with Morgan Stanley & Co. International Limited and Goldman, Sachs & Co., or the dealers. These transactions are expected to reduce the potential dilution upon conversion of the notes. We used approximately $67.3 million of the net proceeds of funds received from the 1% Notes due 2013 to pay the net cost of the convertible note hedge in excess of the warrant transactions. These transactions were accounted for as an adjustment to our stockholders’ equity. In connection with hedging these transactions, the dealers or their affiliates:
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
     The dealers or their affiliates are likely to modify their hedge positions from time-to-time prior to conversion or maturity of the notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. In particular, such hedging modification may occur during any observation period for a conversion of the 1% Notes due 2013, which may have a negative effect on the value of the consideration received in relation to the conversion of those notes. In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever notes are converted. To unwind their hedge positions with respect to those exercised options, the dealers or their affiliates expect to sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the observation period, if any, for the converted notes.
     The effect, if any, of any of these transactions and activities on the market price of our common stock or the 1% Notes due 2013 will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the 1% Notes due 2013 and, as a result, the amount of cash and the number of shares of common stock, if any, holders will receive upon the conversion of the notes.
     There are numerous risks associated with our acquisition of msystems. On November 19, 2006, we acquired msystems. There are numerous risks associated with our acquisition of msystems, including the risks described below.

     Although we expect that the merger will result in benefits to us, those benefits may not occur because of integration and other challenges, and failure to realize the benefits of the merger may result in the dilution of our per share operating results. Achieving the expected benefits of the merger will depend on the timely and efficient integration of our and msystems’ technology, product lines, operations, business culture and personnel. This will be particularly challenging due to the fact that msystems is headquartered in Israel and we are headquartered in California. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the merger. The challenges involved in this integration include, among others:
•	retaining the customers and sales distribution channels of both companies;

•	maintaining employee morale and retaining key employees;

•	retaining key sources of supply;

•	incorporating msystems’ technology and products into our business and future product lines;

•	integrating msystems’ sales force into our worldwide product sales network;

•	demonstrating to msystems’ customers that the merger will not result in adverse changes in pricing, customer service standards or product support;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	integrating msystems’ internal control over financial reporting with our internal control over financial reporting;

•	migrating both companies to a common enterprise resource planning information system to integrate all operations, sales and administrative activities for the combined companies in a timely and cost effective way;

•	integrating msystems’ international operations with ours;

•	integrating the business cultures of both companies; and

•	ensuring there are no delays in releasing new products to market.
     This integration effort will be international in scope, complex, time consuming and expensive, and may disrupt our respective businesses or result in the loss of customers or key employees or the diversion of the attention of management. Neither msystems nor we have experience in integrating businesses and operations of this magnitude and scope. Integration will be particularly difficult because certain key members of msystems’ senior management are no longer with the combined company. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. There can be no assurance that we and msystems will successfully integrate our respective businesses or that we will realize the anticipated benefits of the merger. If we do not realize the expected benefits of the merger, including the achievement of operating synergies, the merger could result in a reduction of our per share earnings as compared to the per share earnings that would have been achieved by us had the merger not occurred.
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
     The merger may result in a loss of customers. We and msystems operate in a highly competitive industry, and our future performance will be affected by our ability to retain each company’s existing customers. Some of msystems’ customers are our competitors or work with our competitors and may reduce or terminate their business relationships with the combined company as a result of the merger. msystems sells its products through OEM distribution channels, while we primarily sell our products through retail channels. msystems has a broad base of OEM customers and has substantial experience selling to those customers. In order to achieve the expected benefits of the merger, we must continue to sell, and expand sales levels, to OEM customers. We may not be able to successfully continue or expand sales through OEM channels, particularly because some of msystems’ OEM customers are competitors of ours.
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
     Third-parties may terminate, alter or litigate under existing contracts or relationships with the combined company. Third-parties, including suppliers, distributors, customers, licensors, licensees and other business partners, have contracts with msystems. In addition, third-parties with whom msystems or we currently have relationships, including suppliers, distributors, customers, licensors, licensees and other business partners, may terminate, otherwise adversely modify their relationship with the combined company or enter into litigation with the combined company or msystems as a result of the merger. Among other things, this may result in the combined company suffering damages or a loss of potential future revenue and possibly losing rights that are material to our business. In order to achieve the expected benefits of the merger, we may seek to renegotiate contracts with some of msystems’ and our suppliers, distributors, customers, licensors, licensees, other business partners and other third-parties, and there is no assurance that such negotiations will be successful or that costly litigation may be avoided.
     General uncertainty related to the merger could harm us. Our or msystems’ existing customers may, in response to the merger, reduce future orders, pursue other sources of supply, or delay or defer purchasing decisions. If any of the foregoing occurs, the revenues of the combined company could be lower than expected and market share could be lost. In addition, the merger may create uncertainty among important suppliers, which might lead suppliers to reduce supply or adversely modify pricing to us or msystems. Any of the foregoing could have an adverse effect on our revenues, margins and profitability which, in turn, could cause our results to be substantially below the expectations of market analysts and have an adverse impact on our stock price.
     Furthermore, our and msystems’ employees may experience or perceive uncertainty about their future roles with the combined company. This may harm our and msystems’ ability to attract and retain key management, marketing, sales, technical and research and development personnel.
     There is pending litigation. Actions purporting to be class and derivative actions on behalf of msystems and its shareholders were filed against us and msystems prior to the closing of the merger. See Part I, Item 3, ''Legal Proceedings.’’ We may be required to expend significant resources, including management time, to defend these actions and could be subject to damages or settlement costs related to these actions. We are responsible for liabilities associated with these and any other class and derivative actions, including indemnification of directors and certain members of management of msystems.
     There are risks related to msystems’ prior option grant practices. As a result of an investigation by a special committee of its board of directors into its prior option grant practices, on July 17, 2006, msystems filed a Form 20-F with the U.S. Securities and Exchange Commission, or SEC, in which it restated its financial statements for each of the fiscal years ended December 31, 1999 through 2005 and, in a separate report on Form 6-K, restated its financial statements for each of the four quarters of fiscal 2005 and the first quarter of fiscal 2006. In addition, msystems has disclosed that the SEC is conducting an informal investigation into msystems’ prior option grant practices and the restatement of its financials.
     Under the merger agreement, the combined company is responsible for liabilities associated with msystems’ prior stock option grant practices, including indemnification of directors and certain members of management of msystems. These liabilities could be substantial and may include, among other things, the costs of defending lawsuits against msystems and its directors, officers, employees and former employees by stockholders and other third-parties; the cost of defending any shareholder derivative suits; the cost of governmental, law enforcement or regulatory investigations; civil or criminal fines and penalties; expenses associated with further financial restatements; auditor, legal and other expenses; and expenses associated with the remedial measures, if any, which may be imposed.
     Charges and other accounting changes resulting from the merger may adversely affect our earnings and the market value of our common stock following the merger. The acquisition of msystems required a one-time write-off by us of in-process research and development, and has resulted in the amortization of identifiable purchased intangible assets, increased depreciation and increased share-based compensation charges by us. If goodwill created in the acquisition becomes impaired, we may be required to incur material charges relating to the impairment of that asset. In addition, the acquisition could result in us incurring impairment charges to write down the carrying amount of msystems assets that may not be fully utilized or realized by us. Any of the foregoing could have a material adverse effect on our consolidated financial position and results of operations and the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     Our principal facilities are located in Milpitas, California. We lease four adjacent buildings comprising approximately 444,000 square feet. These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations. We occupy this space under lease agreements that expire in 2011 and 2013.
     With our acquisition of msystems, we acquired two owned buildings of approximately 148,000 square feet located at Kfar Saba, Israel, that house our administrative offices, research, development and manufacturing facilities. In addition, we also own a vacant land plot of approximately 70,000 square feet adjacent to our property located at Kfar Saba, Israel, for further expansion.
     Our subsidiary, Microelectronica Espanola S.L.U., leases office space in Madrid, Spain, of approximately 8,800 square feet, and a manufacturing plant in Madrid, Spain, of approximately 7,000 square feet.
     In December 2006, we acquired a 50-year land lease in Shanghai, China, of approximately 199,000 square feet, on which we plan to build an advanced testing and assembly facility, which is expected to be completed in fiscal 2007.
     We also lease sales and marketing offices in the United States, China, Germany, Hong Kong , Ireland, Israel, Japan, Korea, Scotland, Spain and Taiwan; operation support offices in Taichung, Taiwan; Shanghai and Shenzhen, China; Bangalore, India; and design centers in Omer, Tefen and Petah Tikva, Israel; Edinburgh, Scotland and Madrid, Spain.

ITEM 3. Legal Proceedings
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us. In each case listed below where we are the defendant, we intend to vigorously defend the action.
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. The District Court granted summary judgment of non-infringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. No trial date has been set for this case.
     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ‘222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the ‘002 patent); 5,041,894 (the ‘894 patent); and 6,226,219 (the ‘219 patent), and omitting the ‘601 and ‘222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘002, ‘894, and ‘219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ‘002, ‘894 and ‘219 patents are unenforceable. On March 17, 2006, the Court granted a stipulation by the parties withdrawing all claims and counterclaims regarding the ‘002 patent. On February 20, 2007, the Court entered an order staying the case to facilitate settlement negotiations.
     On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which is pending final court approval. In April 2006, the Court issued an order preliminarily approving the settlement. In August 2006, the Court held a hearing to consider final approval of the settlement, and on November 20, 2006, the Court issued its formal written order of approval. Two objectors to the settlement have filed separate appeals from the Court’s order granting final approval.
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents and seeks damages and an injunction. The complaint further seeks a declaratory judgment that the Company does not infringe several of ST’s U.S. patents. By order dated January 4, 2005, the court stayed the Company’s claim that ST infringes the Company’s patent pending an outcome in the ITC investigation initiated on November 15, 2004 (discussed below). On January 20, 2005, the court issued an order granting ST’s motion to dismiss the declaratory judgment causes of action. The Company has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The remainder of the case, including the Company’s infringement claim against ST, is stayed pending the outcome of the appeal.

     On October 15, 2004, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA 526) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission (“ITC”), naming STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) as respondents. In the complaint, the Company alleges that ST’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ‘338 patent), and seeks an order excluding ST’s products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337 against ST in response to the Company’s complaint. On December 9, 2004, ST filed a response to the complaint, denying that they infringe the ‘338 patent and alleging that the patent is invalid and/or unenforceable. A hearing was held from August 1-8, 2005. On October 19, 2005, the Administrative Law Judge issued an initial determination confirming the validity and enforceability of the Company’s ‘338 patent by rejecting ST’s claims that the patent was invalidated by prior art. The initial determination, however, found that ST’s NAND flash memory chips did not infringe the asserted claims of the ‘338 patent. On October 31, 2005, the Company filed a petition with the ITC to review and reverse the finding of non-infringement. Also, on October 31, 2005, ST filed a petition for review with the ITC to review and reverse the finding that the patent was valid and enforceable. On December 6, 2005, the ITC issued its decision. The ITC declined to review the finding of non-infringement, and, after reviewing the finding of validity, declined to take any position on the issue of validity. The Company is appealing the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit.
     On February 4, 2005, STMicro filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44 (the “‘44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “‘45 Action”), respectively. The complaints seek damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the ‘45 Action. The counterclaims seek damages and injunctive relief against ST’s flash memory products. In the ‘44 Action, the District Court granted SanDisk’s motion for summary judgment of non-infringement on all accused products. On February 6, 2007, the District Court dismissed the ‘44 Action with prejudice, ordered that ST take nothing from the Company, and that costs be taxed against ST. ST has filed a motion to amend or correct the final judgment, but no ruling has issued. In the ‘45 Action, the parties have filed motions for summary judgment regarding various aspects of the litigation; no ruling has issued. The ‘45 Action is scheduled currently for jury selection and trial on April 16, 2007.
     On October 14, 2005, STMicroelectronics, Inc. (“STMicro”) filed a complaint against the Company and the Company’s CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal which asks that the Superior Court’s September 12 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. A Case Management Conference is scheduled for April 26, 2007. The Company also filed a special motion to strike ST’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company has appealed the denial of that motion.
     On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against STMicroelectronics, Inc. and STMicroelectronics, NV (collectively, “ST”) (Case No. C0505021 JF). In the suit, the Company seeks damages and injunctions against ST from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the “‘517 patent). The case is presently stayed, pending the termination of the ITC investigation instituted February 8, 2006, discussed below.

     On January 10, 2006, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA-560) titled, “In the matter of certain NOR and NAND flash memory devices and products containing same” in the ITC, naming ST as respondents. In the complaint, the Company alleges that: (i) ST’s NOR flash memory infringes the “338 patent; (ii) ST’s NAND flash memory infringes U.S. Patent No. 6,542,956 (the “‘956 patent”); and (iii) ST’s NOR flash memory and NAND flash memory infringe the ‘517 patent. The complaint seeks an order excluding ST’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on the Company’s complaint, on February 8, 2006. On March 31, 2006, ST filed a motion for partial summary determination or termination of the investigation with respect to the ‘338 patent. On May 1, 2006, the Administrative Law Judge (“ALJ”) denied ST’s motion in an initial determination that is subject to review by the ITC. On May 17, 2006, SanDisk filed a motion to voluntarily terminate the investigation with respect to the ‘956 patent. On June 1, 2006, the ALJ issued an Initial Determination granting the Company’s motion. On August 15, 2006, the ALJ set December 4, 2006 as the date for the hearing, April 4, 2007 for the Initial Determination, and August 13, 2007 as the target date for completion of the investigation. On September 12, 2006, the Company filed a motion to voluntarily terminate the investigation with respect to claims 1, 2, and 4 of the ‘517 patent. On October 10, 2006, the ALJ issued an Initial Determination granting the Company’s motion with respect to claims 2 and 4 of the ‘517 patent. On September 25, 2006, ST filed motions for summary determination of non-infringement of the ‘338 patent with respect to its current products and non-infringement of the ‘338 and ‘517 patents with respect to prospective products and of lack of domestic industry with regard to the ‘338 patent. On the same date, SanDisk filed a motion for summary determination of the economic prong of the domestic industry requirement with regard to the ‘517 patent. On November 17, 2006, the ALJ granted SanDisk’s motion for summary determination of the economic prong of domestic industry, and denied ST’s motion for summary determination of lack of domestic industry with regard to the ‘338 patent. The ALJ denied one of ST’s motions for summary determination of noninfringement of the ‘338 patent. The ALJ granted ST’s motion for summary determination with respect to ST’s binary NOR products, which SanDisk was no longer accusing, and terminated the investigation with respect to certain prospective products. On November 28, 2006, the ALJ denied ST’s second motion for summary determination of non-infringement of the ‘338 patent. The ALJ then held an evidentiary hearing from December 1, 2006 through December 15, 2006. On January 16, 2007, the ALJ extended the due date of the initial determination due to June 1, 2007.
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
     In a related action, on March 9, 2006, the Company filed an action in the English High Court, Chancery Division, Patents Court, in London, against Sisvel and the owners of the patents Sisvel has asserted against the Company in the Netherlands. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), Institut für Rundfunktechnik GmbH (a German corporation) and Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., Case No. HC 06 C 00835. In this action, the Company seeks a declaration of non-infringement of the patents asserted by Sisvel in connection with the Company’s MP3 products. The Company also seeks a declaration that the patents are not “essential” to the technology of MP3 players, as Sisvel presently contends in the case filed in the Netherlands. The defendants have submitted their formal defense and counterclaimed for infringement. The trial in this matter is expected to take place along with the trial for Case No. HC 06 C 00615 in February 2008.
     In another related action, on April 13, 2006, Audio MPEG filed a complaint alleging patent infringement in the District Court for the Eastern District of Virginia. The case is Audio MPEG v. SanDisk Corporation, Case No. 2:06cv209 WDK/JEB. Audio MPEG holds itself out to be the U.S. subsidiary of Sisvel and purports to have the right to enforce certain patents in the U.S. on subject matter related to the patents asserted by Sisvel in the Netherlands. Specifically, Audio MPEG asserts U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”). The court has issued a case management order and has indicated that the trial should be expected to take place in December 2007.

     In another related action, on April 13, 2006, Sisvel filed suit against the Company’s subsidiary, SanDisk GmbH, for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk GmbH, file no. 7 O 90/06, which was served on the Company on or about May 10, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. In a first trial in September of 2006, the Mannheim court expressed reservations about Sisvel’s claim of infringement and ordered further briefing and a resumption of the trial, which was held in January 2007. The court indicated that it expects to hand down a decision in March 2007.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk Corporation, file no. 7 O 89/06, which was served on the Company in or about July, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. Both sides submitted initial pleadings and the court held a trial in January 2007. The court indicated that it expects to hand down a decision in March 2007.
     On August 7, 2006, two purported shareholder class and derivative actions, captioned Capovilla v. SanDisk Corp., No. 106 CV 068760, and Dashiell v. SanDisk Corp., No. 106 CV 068759, were filed in the Superior Court of California in Santa Clara County, California. On August 9, 2006, and August 17, 2006, respectively, two additional purported shareholder class and derivative actions, captioned Lopiccolo v. SanDisk Corp., No. 106 CV 068946, and Sachs v. SanDisk Corp., No. 1-06-CV-069534, were filed in that court. These four lawsuits were subsequently consolidated under the caption In re msystems Ltd. Shareholder Litigation, No. 106 CV 068759 and on October 27, 2006, a consolidated amended complaint was filed that supersedes the four original complaints. The lawsuit is brought by purported shareholders of msystems and names as defendants the Company and each of msystems’ directors, including its President and Chief Executive Officer, and its former Chief Financial Officer (now its Chief Operating Officer), and names msystems as a nominal defendant. The lawsuit asserts purported class action and derivative claims. The alleged derivative claims assert, among other things, breach of fiduciary duties, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement with respect to past stock option grants. The alleged class and derivative claims also assert claims for breach of fiduciary duty by msystems’ board, which the Company is alleged to have aided an abetted, with respect to allegedly inadequate consideration for the merger, and allegedly false or misleading disclosures in proxy materials relating to the merger. The complaints seek, among other things, equitable relief, including enjoining the proposed merger, and compensatory and punitive damages.
     On September 11, 2006, Mr. Rabbi, a shareholder of msystems Ltd. (“msystems”), filed a derivative action and a motion to permit him to file the derivative action against four directors of msystems and msystems, arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law. Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems. On October 17, 2006, msystems filed a motion to change its title in the motion to permit the filing of the derivative action from a “Formal Respondent” to a “Respondent,” and Mr. Rabbi has consented to this motion. msystems received an extension of time to file its response to the motion until March 25, 2007. On January 25, 2007, msystems filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company.
     On February 20, 2007, Texas MP3 Technologies Ltd. filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple Computer, Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging patent infringement related to MP3 players.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Market For Our Common Stock. Our common stock is traded on the NASDAQ Global Select Market under the symbol “SNDK.” The following table summarizes the high and low sale prices for our common stock as reported by the NASDAQ Global Select Market.

	High	Low
2005
First quarter	$28.42	$20.25
Second quarter	$29.03	$23.45
Third quarter	$48.58	$23.41
Fourth quarter	$65.49	$45.65
2006
First quarter	$79.80	$52.15
Second quarter	$66.20	$49.16
Third quarter	$60.94	$37.34
Fourth quarter	$62.24	$42.00
     Holders. As of January 31, 2007, we had approximately 619 stockholders of record.
     Dividends. We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
SANDISK CORPORATION SELECTED FINANCIAL DATA

	Years Ended
	December 31, 2006(1)	January 1, 2006(2)	January 2, 2005(3)	December 28, 2003(4)	December 29, 2002(5)
	(In thousands, except per share data)
Revenues
Product	$2,926,472	$2,066,607	$1,602,836	$982,341	$492,900
License and royalty	331,053	239,462	174,219	97,460	48,373

Total revenues	3,257,525	2,306,069	1,777,055	1,079,801	541,273
Cost of revenues	2,018,052	1,333,335	1,091,350	641,189	352,452

Gross profit	1,239,473	972,734	685,705	438,612	188,821
Operating income	326,334	576,582	418,591	257,038	58,151
Net income	$198,896	$386,384	$266,616	$168,859	$36,240
Net income per share(6)
Basic	$1.00	$2.11	$1.63	$1.17	$0.26
Diluted	$0.96	$2.00	$1.44	$1.02	$0.25
Shares used in per share calculations (6)
Basic	198,929	183,008	164,065	144,781	137,610
Diluted	207,451	193,016	188,837	171,616	142,460

	At
	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002
	(In thousands)
Working capital	$3,345,414	$2,004,598	$1,526,674	$1,378,070	$584,450
Total assets	6,967,783	3,120,187	2,320,180	2,040,156	980,725
Long-term convertible notes	1,225,000	—	—	150,000	150,000
Total stockholders’ equity	$4,768,134	$2,523,791	$1,940,150	$1,515,872	$634,867

(1)	Includes IPR&D charges of ($225.6) million related to acquisitions of Matrix in January 2006 and msystems in November 2006, share-based compensation of ($100.6) million and amortization of acquisition-related intangible assets of ($27.8) million.

(2)	Includes other-than-temporary impairment charges of ($10.1) million, or ($6.4) million net of tax related to our investment in Tower.

(3)	Includes other-than-temporary impairment charges of ($11.8) million, or ($7.4) million net of tax related to our investment in Tower, and a gain from a settlement of $6.2 million, or $3.9 million net of tax, from a third-party brokerage firm related to the fiscal 2003 unauthorized disposition of our investment in UMC.

(4)	Includes a loss of approximately ($18.3) million, or ($12.8) million net of tax, as a result of the unauthorized sale of approximately 127.8 million shares of UMC stock, a gain of approximately $7.0 million, or $4.9 million net of tax, related to the sale of 35 million shares of UMC stock, write-downs related to the recoverability of our Tower wafer credits of ($3.9) million, or ($2.7) million net of tax.

(5)	Includes other-than-temporary impairment charges of ($14.4) million on our Tower shares, or ($8.7) million net of tax, write-downs related to the recoverability of our Tower wafer credits of ($2.8) million, or ($1.8) million net of tax.

(6)	Net income per share and the share numbers each gives retroactive effect to a 2-for-1 stock split, in the form of a 100% stock dividend, effected on February 18, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

	Years Ended
		% of		% of		% of
	December 31, 2006	Revenue	January 1, 2006	Revenue	January 2, 2005	Revenue
	(in thousands, except percentages)
Product revenues	$2,926,472	89.8%	$2,066,607	89.6%	$1,602,836	90.2%
License and royalty revenues	331,053	10.2%	239,462	10.4%	174,219	9.8%

Total revenues	3,257,525	100.0%	2,306,069	100.0%	1,777,055	100.0%
Cost of product revenues	2,018,052	62.0%	1,333,335	57.8%	1,091,350	61.4%

Gross profit	1,239,473	38.0%	972,734	42.2%	685,705	38.6%
Operating expenses
Research and development	306,866	9.4%	194,810	8.5%	124,994	7.0%
Sales and marketing	203,406	6.3%	122,232	5.3%	91,296	5.1%
General and administrative	159,835	4.9%	79,110	3.4%	50,824	2.9%
Write-off of acquired in-process technology	225,600	6.9%	—	—	—	—
Amortization of acquisition-related intangible assets	17,432	0.5%	—	—	—	—

Total operating expenses	913,139	28.0%	396,152	17.2%	267,114	15.0%

Operating income	326,334	10.0%	576,582	25.0%	418,591	23.6%
Other income, net	104,374	3.2%	36,725	1.6%	4,609	0.2%

Income before taxes	430,708	13.2%	613,307	26.6%	423,200	23.8%
Provision for income taxes	230,193	7.1%	226,923	9.8%	156,584	8.8%
Minority interest	1,619	—	—	—	—	—

Net income	$198,896	6.1%	$386,384	16.8%	$266,616	15.0%

General
     We are one of the world’s largest suppliers of NAND flash-based data storage products for the consumer, mobile communications, and industrial markets. Our mission is to be the preferred choice of personal storage solutions for the worldwide digital economy. We seek to achieve our mission by developing leading technologies and innovative products and delivering our products through both OEM and retail channels.
     We design, develop, market and manufacture products and solutions in a variety of form factors using our flash memory, controller, and firmware technologies. Our products are used in a wide range of consumer electronics devices such as digital cameras, mobile phones, USB drives, gaming consoles, MP3 players and other digital devices. Our products are also embedded in a variety of systems for the enterprise, industrial, military and other markets. Flash storage technology allows data to be stored in a low-power consumption, durable and compact format that retains the data after the power has been turned off.
     As a supplier to this industry, our results are primarily driven by worldwide demand for flash storage devices, which in turn depends on end-user demand for electronic products. We believe the market for flash storage has price elasticity of demand. We expect that as we reduce the price of our flash devices, consumers will demand an increasing number of megabytes of memory. In order to profitably capitalize on price elasticity of demand in the market for flash storage products, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer. We seek to achieve these cost reductions through technology improvements primarily focused on increasing the amount of memory stored in a given area of silicon.
     In January 2006, we acquired Matrix, a designer and developer of three-dimensional (3-D) integrated circuits. Matrix® 3-D Memory is used for one-time programmable storage applications that complement our existing flash storage memory products.

Matrix 3-D Memory is used for storage applications that do not require rewriteable memory and where low cost is the paramount consideration, such as video games, music and other content, or for archiving. The acquisition of Matrix resulted in a $39.6 million write-off of in-process acquired technology during the first quarter of fiscal 2006.
     In May 2006, we issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due 2013 (the “1% Notes due 2013”). The 1% Notes due 2013 were issued at par and pay interest at a rate of 1% per annum. The 1% Notes due 2013 may be converted into our common stock, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. The net proceeds to us from the offering of the 1% Notes due 2013 were $1.13 billion. Concurrently with the issuance of the 1% Notes due 2013, we purchased a convertible bond hedge and sold warrants. The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1% Notes due 2013 and to increase the initial conversion price to $95.03 per share. Net proceeds from this offering will be used for general corporate purposes, including capital expenditures for new and existing manufacturing facilities, development of new technologies, general working capital and other non-manufacturing capital expenditures. The net proceeds may also be used to fund strategic investments or acquisitions of products, technologies or complementary businesses or obtain the right or license to use additional technologies.
     On July 7, 2006, we and Toshiba Corporation, or Toshiba, entered into a business venture, Flash Alliance, to build Fab 4, a new advanced 300-millimeter wafer fabrication facility at Toshiba’s Yokkaichi, Japan operations, to meet the anticipated growing demand for NAND flash memory in 2008 and beyond. We own 49.9% and Toshiba owns 50.1% of Flash Alliance. Both we and Toshiba will collaborate in the development and manufacture of NAND flash memory products. These NAND flash memory products will be manufactured by Toshiba at Fab 4 using semiconductor manufacturing equipment owned or leased by Flash Alliance. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We account for our 49.9% ownership position in Flash Alliance under the equity method of accounting. We are committed to purchase half of Flash Alliance’s NAND wafer supply. See “- Toshiba Ventures.”
     Beginning in the first quarter of fiscal 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share Based Payments, using the modified-prospective transition method. Under that transition method, compensation cost recognized on a straight-line basis, in the year ended December 31, 2006 included the following: (a) compensation cost based on the grant date fair value related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R), we recognized share-based compensation expense of $100.6 million during the year ended December 31, 2006, which affected our reported cost of sales, research and development, selling and marketing and general and administrative expenses. In addition, at December 31, 2006, we capitalized to inventory $3.2 million of compensation cost for share-based awards that were issued to manufacturing personnel. We calculate this share-based compensation expense based on the fair values of the share-based compensation awards as estimated using the Black-Scholes-Merton closed-form option valuation model. As of December 31, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements already granted under our various plans was $260.1 million, which we expect to recognize over a weighted-average period of 2.7 years.
     On November 19, 2006, we acquired msystems Ltd., or msystems. msystems designs, develops and markets innovative flash data storage solutions for digital consumer electronics markets. msystems primarily targets two digital consumer electronics markets: the mobile phone market and the USB flash drive market. msystems also sells flash data storage products targeted at the embedded systems market. The acquisition of msystems resulted in a $186.0 million write-off of in-process acquired technology during the fourth quarter of fiscal 2006.
     On November 30, 2006, we assumed through our acquisition of msystems, $75.0 million in aggregate principal amount of 1% Convertible Notes due 2035, or the “1% Notes due 2035.” The 1% Notes due 2035 pay interest at a rate of 1% per annum. The 1% Notes due 2035 may be converted into our common stock, under certain circumstances, based on an initial conversion rate of 26.8302 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $37.27 per share). The conversion price will be subject to adjustment in certain events but will not be adjusted for accrued interest.

Critical Accounting Policies & Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, product returns, bad debts, inventories and related reserves, investments, income taxes, warranty obligations, stock compensation, contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.
     Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs. We recognize net revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. At December 31, 2006 and January 1, 2006, deferred income, from sales to distributors and retailers was $312.9 million and $139.9 million, respectively. Estimated sales returns are provided for as a reduction to product revenue and deferred revenue and were not material for any period presented in our consolidated financial statements.
     We record estimated reductions to revenue or to deferred revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. Additionally, we have incentive programs that require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive. All sales incentive programs are recorded as an offset to product revenues or deferred revenues. In the past, actual returns and rebates have not been significantly different from our estimates. However, actual returns and rebates in any future period could differ from our estimates, which could impact the net revenue we report.
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
     Accounting for Investments. We evaluate whether entities in which we have invested are variable interest entities within the definition of the Financial Accounting Standards Board Interpretation No. 46R, or FIN 46R, Accounting for Variable Interest Entities. If those entities are variable interest entities, then we determine whether we are the primary beneficiary of that entity by reference to our contractual and business arrangements with respect to residual gains and residual losses on liquidation of that entity.
     With respect to all equity investments, we review the degree of control that our investment and other arrangements give us over the entity we have invested in. Generally, after considering all factors, if we hold equity interests representing less than 20% of the outstanding voting interests of an entity we invested in, we use the cost method of accounting. If we hold at least 20% but less than a majority of the outstanding voting interests of an entity we invested in, we use the equity method of accounting.
     We have the financial capability and the intent to hold our loans to the ventures with Toshiba until maturity and accordingly those loans are carried at cost and their value in our financial statements is not adjusted to market value. Changes in our intent could materially impact our financial statements.

     Deferred Tax Assets. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
     We must assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $60.1 million and $14.9 million at December 31, 2006 and January 1, 2006, respectively, based on our view that it is more likely than not that we will not be able to take tax a benefit for certain net operating loss carryforwards, certain capitalized expenses and certain unrealized capital losses on our investments in foundries.
     Share-Based Compensation — Employee Incentive Plans and Employee Stock Purchase Plans. Beginning on January 2, 2006, we began accounting for stock awards and ESPP shares under the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payments, which requires the recognition of the fair value of share-based compensation. The fair value of stock awards and ESPP shares was estimated using a Black-Scholes-Merton closed-form option valuation model. This model requires the input of assumptions in implementing SFAS 123(R), including expected stock price volatility, expected term and estimated forfeitures of each award. The parameters used in the model are reviewed and adjusted on a quarterly basis. We elected the modified-prospective method for adoption of SFAS 123(R). We recognized compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures at a rate of 7.74%. We make quarterly assessments of the adequacy of the APIC credit pool generated by previous share-based excess tax benefits to determine if there are any tax deficiencies which require recognition in the condensed consolidated statements of income. Prior to the implementation of SFAS 123(R), we accounted for stock awards and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, or SFAS 148, Accounting For Stock-Based Compensation — Transition and Disclosure, which amended Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation. Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using a Black-Scholes-Merton closed-form option valuation model to determine the estimated fair value and by attributing such fair value over the requisite service period on a straight-line basis for those awards that actually vested. The fair value of restricted stock units was calculated based upon the fair market value of our common stock on the date of grant.
     Business Combinations. In accordance with the provisions of Statement of Financial Accounting Standard No. 141, or SFAS 141, Business Combinations, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.
     Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to future expected cash flows from product sales, customer relationships and acquired developed technologies and patents, expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, as well as assumptions about the expected life of the core technology and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Results of Operations
     Product Revenues.

		Percent		Percent
	FY 2006	Change	FY 2005	Change	FY 2004
		(in millions, except percentages)
Retail	$1,975.4	22%	$1,621.0	31%	$1,236.0
OEM	951.0	113%	445.6	21%	366.8

Product revenues	$2,926.4	42%	$2,066.6	29%	$1,602.8

     The increase in our 2006 product revenues was comprised of a 246% increase in the number of megabytes sold, partially offset by a 59% reduction in our average selling price per megabyte. The markets that we sell to have experienced price elasticity of demand. In 2006, as the price per megabyte decreased, the average memory density of our products sold increased by 67%. Our unit sales also increased by 106% with the growth in our unit sales primarily attributable to growth in sales of cards for mobile phones and flash-based digital audio players. OEM revenues particularly benefited from higher sales of mobile cards to mobile phone manufacturers, 3-D gaming cards and from our acquisition of msystems, which accounted for an additional $115 million of revenue. Retail revenue growth benefited primarily from higher sales of mobile cards, flash-based digital audio players and USB flash drives. We expect to continue to reduce our price per megabyte, including price reductions already initiated in 2007, as a result of competitive pressures, industry supply and demand, as well as technology advances.
     The increase in our 2005 product revenues consisted of a 166% increase in the number of megabytes sold and partially offset by a 52% reduction in our average selling price per megabyte. In 2005, as the price per megabyte came down, the average memory density of our products sold increased by 115%. Our unit sales also increased by 23% with the growth in our unit sales primarily attributable to growth in the markets for mobile cards for camera-phones and music-centric phones, USB flash drives and flash-based digital audio players. Partially offsetting the 2005 growth in revenues was the fact that fiscal 2005 consisted of 52 weeks as compared to 53 weeks in the prior year.
     Geographical Product Revenues.

	FY 2006		FY 2005		FY 2004
		Percent		Percent		Percent
	Revenue	of Total	Revenue	of Total	Revenue	of Total
		(in millions, except percentages)
North America	$1,298.6	44%	$1,049.6	51%	$768.1	48%
Japan	194.0	7%	104.4	5%	165.4	10%
EMEA	728.4	25%	501.0	24%	420.6	26%
Other foreign countries	705.4	24%	411.6	20%	248.7	16%

Product revenues	$2,926.4	100%	$2,066.6	100%	$1,602.8	100%

     In 2006, on an absolute basis, revenues in all regions increased year-over-year. Revenue from other foreign countries, which is primarily Asia, increased the most, primarily reflecting increased sales to mobile phone manufacturers and their related contract manufacturers. Sales in Japan increased primarily from higher sales of 3-D gaming cards from our acquisition of Matrix. The increase in sales in North America was due primarily to sales of our flash-based digital audio players, sales of cards for mobile phones and USB drives.
     In 2005, our revenue from Japan primarily reflects the reduction in the sales of flash memory cards to digital camera OEMs based in Japan to the transition of after market sales of flash memory cards primarily in North America and EMEA.

     License and Royalty Revenues.

	FY 2006	Percent Change	FY 2005	Percent Change	FY 2004
		(in millions, except percentages)
License and royalty revenues	$331.1	38%	$239.5	37%	$174.2

The increase in our 2006 license and royalty revenues was primarily due to increased royalty-bearing sales by our licensees.

The increase in our 2005 license and royalty revenues was primarily due to increased royalty-bearing sales by our licensees.

Gross Margins.

	FY 2006	Percent Change	FY 2005	Percent Change	FY 2004
		(in millions, except percentages)
Product gross margins	$908.4	24%	$733.3	43%	$511.5
Product gross margins (as a percent of product revenue)	31.0%		35.5%		31.9%
Total gross margins (as a percent of total revenue)	38.0%		42.2%		38.6%

     The 2006 product gross margin decreased from 2005 to 2006 by 4.5 percentage points. Approximately 2.9 percentage points of the gross margin decline was due to average selling prices declining at a faster rate than our product cost. In addition, our margins were negatively impacted by approximately 0.8% due to the acquisition of msystems, whose business in the fourth quarter was primarily based on non-captive memory supply. In addition, cost of product increased due to amortization of acquisition-related intangible assets of $27.8 million and share-based compensation expense related to implementation of FAS 123(R) of $8.0 million, which combined accounted for approximately 0.8% of the decrease in the product gross margins over 2005.

     The largest driver of the 2005 increase in product gross margins was the reduction in our cost per megabyte due to the transition to 90-nanometer technology partially offset by decreases in our average selling price per megabyte. Fiscal 2005 gross margins were also benefited due to more production supply coming from captive sources which have lower costs.

Research and Development.

	FY 2006	Percent Change	FY 2005	Percent Change	FY 2004
		(in millions, except percentages)
Research and development	$306.9	58%	$194.8	56%	$125.0
Percent of revenue	9.4%		8.4%		7.0%
     Our 2006 research and development expense growth was primarily due to an increase in payroll, payroll-related expenses and facility related expenses of approximately $57 million associated with headcount growth. Share-based compensation expense related to implementation of FAS 123(R) accounted for $41.0 million of the research and development expense growth. In addition, research and development expense growth included initial design and development of 56-nanometer technology.
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

     Sales and Marketing.

	FY 2006	Percent Change	FY 2005	Percent Change	FY 2004
		(in millions, except percentages)
Sales and marketing	$203.4	66%	$122.2	34%	$91.3
Percent of revenue	6.2%		5.3%		5.1%
     Our 2006 sales and marketing expense growth was primarily related to increased payroll and payroll-related expenses of approximately $22 million associated with headcount growth, share-based compensation expense related to implementation of FAS 123(R) of $21.6 million, increased merchandising on a worldwide basis of approximately $17 million and increased marketing efforts, all in support of our higher revenue base.
     Our 2005 sales and marketing expense growth was primarily related to increased tradeshow, advertising and branding on a worldwide basis of $15.5 million, and payroll and payroll-related expenses of $7.3 million, all in support of our higher revenue base.
     General and Administrative.

	FY 2006	Percent Change	FY 2005	Percent Change	FY 2004
		(in millions, except percentages)
General and administrative	$159.8	102%	$79.1	56%	$50.8
Percent of revenue	4.9%		3.4%		2.9%
     Our 2006 general and administrative expense increases were primarily related to increased payroll and payroll-related expenses of approximately $22 million associated with headcount increases, share-based compensation expense related to implementation of FAS 123(R) of $30.0 million, higher legal expenses associated with litigation to defend our intellectual property and consulting expenses related to our acquisition of Matrix and msystems.
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
     Write-off of Acquired In-process Technology.

	FY 2006	Percent Change	FY 2005	Percent Change	FY 2004
		(in millions, except percentages)
Write-off of acquired in-process technology	$225.6	—	n/a	—	n/a
Percent of revenue	6.9%	—	n/a	—	n/a
     As part of the Matrix and msystems acquisitions, a portion of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off at the date of acquisition in the first quarter and fourth quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. As of December 31, 2006, it was estimated that these in-process projects would be completed over the next one to three years at an estimated total cost of approximately $27 million. See Note 10, “Business Acquisitions,” to our consolidated financial statements included in Item 8 of this report.

     Amortization of Acquisition-Related Intangible Assets.

	FY 2006	Percent Change	FY 2005	Percent Change	FY 2004
		(in millions, except percentages)
Amortization of acquisition-related intangible assets	$17.4	—	n/a	—	n/a
Percent of revenue	0.5%	—	n/a	—	n/a

     Our expense from the amortization of acquisition-related intangible assets for the year ended December 31, 2006 was directly related to our acquisition of Matrix in January 2006 and msystems in November 2006. See Note 10, “Business Acquisitions,” to our consolidated financial statements included in Item 8 of this report.

Other Income.

	FY 2006	Percent Change	FY 2005	Percent Change	FY 2004
		(in millions, except percentages)
Equity in income of business ventures	$0.5	25%	$0.4	(20)%	$0.5
Interest income	101.1	136%	42.8	110%	20.4
Interest expense	(10.6)	1667%	(0.6)	(90)%	(5.9)
Gain (loss) in investment in foundries	6.1	(174)%	(8.2)	(36)%	(12.9)
Recovery on unauthorized sale of UMC shares	—	—	—	—	6.2
Other income (loss), net	7.3	217%	2.3	(162)%	(3.7)

Total other income, net	$104.4	184%	$36.7	698%	$4.6

     Other income for 2006 was comprised primarily of interest income of $101.1 million offset by interest expense of ($10.6) million resulting from our $1.15 billion debt offering in May 2006. See Note 7, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.

Other income for 2005 was comprised of interest income of $42.8 million, an other-than-temporary reduction in the value of our investment in Tower of ($10.1) million and other items of $4.0 million.

Provision for Income Taxes.

			FY 2006	FY 2005	FY 2004
Provision for Income Taxes			53.5%	37.0%	37.0%
     Our fiscal 2006 tax rate differs from the statutory rate primarily due to state tax expense, net of federal benefit, nondeductible stock option compensation adjustments recorded under FAS 123(R), in-process R&D write-offs, tax exempt interest income and foreign income at other than U.S. tax rates. The 2006 tax rate increased over prior year primarily due to nondeductible stock option compensation adjustments recorded under FAS 123(R), in-process R&D write-offs, partially offset by increases in tax exempt interest income and foreign income at other than U.S. tax rates. Our fiscal 2005 and fiscal 2004 tax rates differ from the statutory rate primarily due to state tax expense, net of federal benefit. Our future tax rate may be impacted by state taxes, our ability to realize tax benefits from capital losses, our ability to obtain tax concessions from certain tax jurisdictions, and the geographic mix of our earnings.

Liquidity and Capital Resources
     Cash Flows. Operating activities generated $598.1 million of cash during the fiscal year ended December 31, 2006. The primary sources of operating cash flow for the fiscal year ended December 31, 2006 were: (1) net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation and write-off of acquired in-process technology, which were partially offset by lower deferred taxes and gain on investment in foundries, and (2) increases in accounts payable to related parties and other liabilities, which were partially offset by increases in accounts receivables, inventory and other assets and decreases in accounts payable trade.
     Operating activities generated $480.9 million of cash during the fiscal year ended January 1, 2006. Significant contributors to the generation of cash from operations were net income of $386.4 million, non-cash adjustments to income for depreciation and amortization of $65.8 million, loss on investment in Tower of $10.1 million, foreign currency revaluation of FlashVision notes receivable of $7.7 million, amortization/accretion related to original premium/discount on short-term investments of $2.6 million, decreases in income tax receivable of $64.2 million, increases in accounts payable of $148.2 million, increases in related-party liabilities of $24.7 million, accrued payroll and related expenses of $13.8 million, deferred income of $57.2 million and current and non-current other accrued liabilities of $6.9 million. These were partially offset by increases in the inventory balance of $135.2 million, accounts receivable of $134.2 million, other current and non-current assets of $31.1 million, wafer cost adjustments of $2.3 million and deferred taxes of $1.5 million.
     We used $978.1 million for investing activities during the fiscal year ended December 31, 2006. Purchases of short and long-term investments, net of proceeds from sales and maturities of short-term investments, totaled $638.9 million. Capital expenditures totaling $176.5 million and investments and notes to the flash ventures of $204.1 million, net of repayments was partially offset by cash acquired of $51.8 million as a result of our acquisition of Matrix and msystems.
     We used $299.5 million for investing activities during the fiscal year ended January 1, 2006. We increased our short-term investment balance by $81.0 million, loaned $34.2 million to FlashVision, invested $21.8 million in Flash Partners, loaned $20.0 million to Matrix, purchased $39.1 million of semiconductor wafer manufacturing equipment to be used at Toshiba’s Yokkaichi, Japan operations, purchased $95.4 million of test equipment and $3.5 million of investment in foundries and acquired a technology license for $4.5 million.
     We generated $1.20 billion of cash from financing activities due to $1.13 billion of cash from the issuance of the 1% Convertible Senior Notes, net of issuance costs, partially offset by the purchase of the convertible bond hedge of $386.1 million. We received $308.7 million from the issuance of warrants and $96.3 million from exercises of share-based awards. Additionally, we received a tax benefit of $61.5 million on employee stock programs during the fiscal year ended December 31, 2006.
     We generated $115.4 million of cash from exercises of stock options and sales under our employee stock purchase plan during the fiscal year ended January 1, 2006.
     Liquid Assets. At December 31, 2006, we had cash, cash equivalents and short-term investments of $2.81 billion.
     Short-Term Liquidity. As of December 31, 2006, our working capital balance was $3.3 billion. We do not expect any liquidity constraints over the next twelve months. We currently expect our total investments, loans, expenditures and guarantees over the next 12 months to be approximately $1.4 billion. Of this amount, we expect to loan, make investments or guarantee future operating leases for fab expansion of approximately $1.1 billion and expect to spend approximately $300 million on property and equipment. The additions for property and equipment includes assembly, test and engineering equipment, information systems as well as equipment and the continued construction of a captive assembly and test manufacturing facility in Shanghai, China. The anticipated expenditure for this China project over the next 12 months is approximately $150 million of the total property and equipment expenditure and is subject to approval by the Chinese government.
     In December 2006, we announced that our Board of Directors authorized a stock repurchase program under which we intend to acquire up to $300 million of our outstanding common stock in the open market over the next two years. Under this program, share purchases may be made from time-to-time in the open market at our discretion. The stock repurchase program does not obligate us to purchase any particular amount of shares and the plan may be suspended at our discretion. As of February 15, 2007, we have repurchased $0.4 million of shares.

     On February 15, 2007, our Board of Directors approved a plan, or Plan, to reduce operating costs, which includes a worldwide reduction in force of up to 10% of our headcount, or approximately 250 employees. We expect to incur a restructuring charge in connection with the Plan in the range of $15 million to $20 million, with the majority of the expense occurring in the first quarter of 2007. Cash payments associated with the Plan will be approximately half of the total restructuring charge, with the remainder comprised of share-based compensation charges resulting primarily from acceleration of certain equity awards as per terms of the msystems acquisition. The workforce reduction will impact functions related to operations, engineering, sales and marketing and administration and will primarily be based in the United States and Israel, and to a lesser degree, other international locations. The Plan is expected to be completed by the third quarter of fiscal 2007. Total annualized operating cash cost savings related to the reduction-in-force and other cost saving measures, excluding severance costs, are expected to be approximately $30 million to $35 million, including cash savings from the reduction-in-force of approximately $20 million to $25 million. In addition, the reduction-in-force is expected to result in a decrease in share-based compensation expense of approximately $10 million on an annualized basis.
     Long-Term Requirements. Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business in the future. We may also make equity investments in other companies or engage in merger or acquisition transactions. These additional investments or acquisitions may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding the ventures with Toshiba, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.
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
     Concurrently with the issuance of the 1% Notes, we purchased a convertible bond hedge and sold warrants. The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1% Notes and to increase the initial conversion price to $95.03 per share. Each of these components are discussed separately below:
•	Convertible Bond Hedge. Counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes in full, at a price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes or the first day none of the 1% Notes remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by us will depend upon 1) the then existing overall market conditions, 2) our stock price, 3) the volatility of our stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $386.1 million has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, or EITF 00-19, Accounting for Derivative Financial Statements Indexed to, and Potentially Settled in, a Company’s Own Stock. We recorded a tax benefit of approximately $145.6 million in stockholders’ equity from the deferred tax assets related to the convertible bond hedge.

•	Sold Warrants. We received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14.0 million shares of our common stock at an exercise price of $95.03 per share. As of December 31, 2006, the warrants have an expected life of approximately 6.5 years and expire in August 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. As December 31, 2006, the warrants had not been exercised and remained outstanding. The value of the warrants has been classified as equity because they meet all the equity classification criteria of EITF 00-19.
     On November 30, 2006, we assumed through our acquisition of msystems, their $75 million in aggregate principal amount of 1% Convertible Senior Notes due 2035, or the 1% Notes due 2035. The 1% Notes due 2035, pay interest at a rate of 1% per annum. The 1% Notes due 2035 may be converted into our common stock, under certain circumstances, based on an initial conversion rate of 26.8302 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $37.27 per share). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest.
     Toshiba Ventures. We are a 49.9% percent owner in, FlashVision, Flash Partners and Flash Alliance, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners or to be owned or leased by Flash Alliance. This equipment is funded or will be funded by investments in or loans to the ventures from us and Toshiba. FlashVision and Flash Partners purchase and Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of FlashVision’s, Flash Partners’ and, when operational, Flash Alliance’s NAND wafer supply. We cannot estimate the total amount of our wafer purchase commitment as of December 31, 2006 because our price is determined by reference to the future cost to produce the semiconductor wafers. In addition to the semiconductor assets owned or leased by FlashVision and Flash Partners, we directly own certain semiconductor manufacturing equipment in Toshiba’s Yokkaichi, Japan operations from which we receive 100% of the output. From time-to-time, we and Toshiba mutually approve increases in the wafer supply capacity of Flash Partners that may contractually obligate us to increase capital funding. Our direct research and development contribution is based on a variable computation. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory. We account for our 49.9% ownership position in the flash ventures under the equity method of accounting. Toshiba owns 50.1% of each of these ventures.
     The cost of the wafers we purchase from FlashVision and Flash Partners and wafers we will purchase from Flash Alliance is recorded in inventory and ultimately cost of sales. FlashVision, Flash Partners and Flash Alliance are variable interest entities and we are not the primary beneficiary of these ventures because we are entitled to less than a majority of any residual gains and are obligated with respect to less than a majority of residual losses with respect to each venture. Accordingly, we account for our investments under the equity method and do not consolidate. Our share of the net income or loss of FlashVision, Flash Partners and Flash Alliance is included in our Consolidated Statements of Income as “Equity in income of business ventures.”
     Under the FlashVision, Flash Partners and Flash Alliance agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. As of December 31, 2006, we had accrued liabilities related to those expenses of $5.9 million. Our common research and development obligation related to FlashVision, Flash Partners and Flash Alliance is variable but capped at increasing fixed quarterly amounts through 2008. The common research and development participation agreement and the product development agreement are exhibits to this report on Form 10-K and should be read carefully in their entirety for a more complete understanding of these arrangements.
     For semiconductor fixed assets that are leased by FlashVision or Flash Partners, we and/or Toshiba guaranteed, in whole or in part, a portion of the outstanding lease payments under each of those leases through various methods. These obligations are denominated in Japanese yen and are non-cancelable. Under the terms of the FlashVision lease, Toshiba guaranteed these commitments on behalf of FlashVision and we agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of its guarantee of the FlashVision equipment lease arrangement. As of December 31, 2006, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 5.8 billion Japanese yen, or approximately $49 million based upon the exchange rate at December 31, 2006. Under the terms of the Flash Partners leases, we guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligations under master lease agreements entered into in December 2004, December 2005 and June 2006. Our total lease obligation guarantee, net of lease payments as of December 31, 2006, were 72.0 billion Japanese yen, or approximately $605 million based upon the exchange rate at December 31, 2006.
     The Flash Alliance venture was formed to develop and design NAND flash memory products and is expected to sell these products using semiconductor manufacturing equipment to be owned or leased by Flash Alliance. The NAND flash memory products will be manufactured by Toshiba at the proposed 300-millimeter wafer fabrication facility, Fab 4, being built in Yokkaichi, Japan. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture and we own 49.9% of this venture. We are committed to purchase half of Flash Alliance’s NAND wafer supply. The capacity of Fab 4 at full expansion is expected to be greater than 150,000 wafers per month and the timeframe to reach full capacity is to be mutually agreed by the parties. To date, the parties have agreed to an expansion plan to 67,500 wafers per month for which the total investment in Fab 4 is currently estimated at approximately $2.0 billion through the end of fiscal year 2008, of which our share is currently estimated to be approximately $1.0 billion. Initial NAND production at Fab 4 is currently scheduled for the end of fiscal year 2007. For expansion beyond 67,500 wafers per month, it is expected that investments and output would continue to be shared 50/50 between us and Toshiba. We are committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to us and Toshiba are insufficient to cover these costs. We expect to fund our portion of the investment through cash as well as other financing sources.
     We assumed msystems’ ownership interest in the venture with Toshiba, TwinSys, which was designed to enable the parties to benefit from a portion of each party’s respective sales of USB flash drives. As of December 31, 2006, we had a 50.1% beneficial ownership in Twinsys Data Storage L.P., consisting of (i) 49.9% ownership in TwinSys and (ii) 0.2% interest held by Twinsys Ltd., in which we have a 51% ownership interest. We concluded that the venture is a variable interest entity as defined in FIN 46R, and determined that we are the primary beneficiary of the venture, and accordingly, we consolidate the venture. On a routine basis, the parties collectively prepare a joint production forecast for each company’s respective needs. We and Toshiba are currently negotiating the mutual closure of this venture by the first half of fiscal year 2007; however, no written agreement has been reached.

Contractual Obligations and Off Balance Sheet Arrangements
     Our contractual obligations and off balance sheet arrangements at December 31, 2006, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 8 to our consolidated financial statements included in Item 8 of this report.
Impact of Currency Exchange Rates
     Future exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. In 2006 and 2005, we used foreign currency forward contracts to mitigate transaction gains and losses generated by these monetary assets and liabilities denominated in other currencies than the U.S. dollar, currently only the Japanese yen. We do not enter into derivatives for speculative or trading purposes. Our derivative instruments are recorded at fair value with changes recorded in other income (expense) or accumulated other income. See Note 8 to our consolidated financial statements included in Item 8 of this report.
     For a discussion of foreign operating risks and foreign currency risks, see Item 1A, “Risk Factors.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. As of December 31, 2006, a hypothetical 50 basis point increase in interest rates would result in an approximate $4.5 million decline (less than 0.25%) in the fair value of our available-for-sale debt securities.
     Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese yen. Movements in currency exchange rates, especially the Japanese yen, could cause variability in our revenues, expenses or other income (expense), net. We had forward exchange contracts in place with a notional amount of 8.6 billion Japanese yen, or approximately $72 million based upon the exchange rate at December 31, 2006 and approximately $34 million as of January 1, 2006. The effect of an immediate 10% adverse change in exchange rates on forward exchange contracts would result in an approximate $8 million loss. However, as we utilize foreign currency instruments, for mitigating anticipated balance sheet exposures, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. See Item 1A, “Risk Factors” and Note 8 to our consolidated financial statements included in Item 8 of this report.
     Market Risk. We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies. As of December 31, 2006, a reduction in prices of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $9 million.
     All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 31, 2006. Actual results may differ materially.

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
     Report of Management on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.
     The Company acquired msystems Ltd., or msystems, through a purchase business combination in fiscal 2006. Management has excluded msystems from its assessment of internal control over financial reporting as of December 31, 2006. msystems’ total assets and net assets constituted approximately 7% and 5%, respectively, of the related consolidated financial statement amounts as of December 31, 2006, and total revenues and net loss of approximately 4% and 5%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 31, 2006.
     Based on the results of our evaluation, our management concluded that our internal control over financial reporting of was effective as of December 31, 2006.
     Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our independent registered public accounting firm, which has audited the financial statements included in Item 8 of this report, has issued an attestation report on management’s assessment of our internal control over financial reporting which is included at page F-2.
     Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

     Independent Registered Public Accounting Firm’s Attestation Report. The report required by this item is set forth at page F-2.
     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     On November 1, 2006, we entered into the Building 5 Sublease Agreement with Maxtor Corporation (the “Sublessor”) for approximately 94,484 square feet of office space at 1100 Sumac Drive, Milpitas, California 95035 (the “Sublease”).
     The term of the Sublease is from January 1, 2007 until July 31, 2011. Pursuant to the terms of the Sublease, the base rent for the Sublease commences on January 1, 2007 and the total rent due for each period described is as follows: January 1, 2007 until March 31, 2007: $28,271.11; April 1, 2007 until June 30, 2007: $61,414.60; July 1, 2007 until June 30, 2008: $65,193.96; July 1, 2008 until June 30, 2009: $68,973.32; July 1, 2009 until June 30, 2010: $72,752.68; and July 1, 2010 until July 31, 2011: $76,532.04.
     The first full month’s rent under the Sublease was due upon the effectiveness of the Sublease. In addition to base rent, we will be responsible for costs, charges and obligations specified in the Sublease, including certain operating expenses, management fees payable to Silicon Valley CA-I, LLC, a Delaware limited liability company (the “Master Lessor”), real estate taxes and utility expenses, standard indemnification of the Sublessor, and for maintaining specified levels of insurance, in addition to being subject to certain terms of the Master Lease between the Master Lessor and the Sublessor for the subleased premises. Pursuant to the terms of the Sublease, we were required to deliver to the Sublessor a security deposit in the form of a letter of credit in the amount of $184,243.80 upon effectiveness of the Sublease.
     The foregoing is a summary description of certain terms of the Sublease. It is qualified in its entirety by the text of the Sublease, attached as an exhibit to this report.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item is set forth under “Business-Executive Officers” in this report and under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is set forth under “Executive Compensation and Related Information” in our Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
     The information required by this item is set forth under “Compensation Committee Interlocks and Insider Participation,” “Certain Transactions” and under “Election of Directors” in our Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

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
     We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of December 31, 2006 and January 1, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 31, 2006 and January 1, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 5 to the consolidated financial statements, on January 2, 2006, SanDisk Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SanDisk Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) and our report, dated February 22, 2007, expressed an unqualified opinion thereon.
                                                       /s/ Ernst & Young LLP
San Jose, California
February 22, 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
SanDisk Corporation
     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that SanDisk Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of msystems Ltd. (“msystems”), which is included in the 2006 consolidated financial statements of SanDisk Corporation and constituted $496 million and $246 million of total and net assets, respectively, as of December 31, 2006, and $115 million and $9 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of msystems.
     In our opinion, management’s assessment that SanDisk Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SanDisk Corporation as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of SanDisk Corporation and our report dated February 22, 2007 expressed an unqualified opinion thereon.
                                                       /s/ Ernst & Young LLP
San Jose, California
February 22, 2007

SANDISK CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	January 1, 2006
	(In thousands, except for share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,580,700	$762,058
Short-term investments	1,228,773	935,639
Accounts receivable from product revenues, net of allowance for doubtful accounts of $11,452 in 2006 and $8,050 in 2005	611,740	329,014
Inventory	495,984	331,584
Deferred taxes	176,007	95,518
Other current assets	148,657	121,922

Total current assets	4,241,861	2,575,735

Long-term investments	457,184	—
Property and equipment, net	317,965	211,092
Notes receivable and investments in flash ventures	462,307	265,074
Deferred taxes	102,100	—
Goodwill	910,254	5,415
Intangibles, net	389,078	4,608
Other non-current assets	87,034	58,263

Total assets	$6,967,783	$3,120,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,870	$231,208
Accounts payable to related parties	139,627	74,121
Other current accrued liabilities	311,000	115,525
Deferred income on shipments to distributors and retailers and deferred revenue	183,950	150,283

Total current liabilities	896,447	571,137

Convertible long-term debt	1,225,000	—
Non-current liabilities and deferred revenue	72,226	25,259

Total liabilities	2,193,673	596,396

Minority interest	5,976	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 800,000,000; Issued and outstanding: 226,518,283 in 2006 and 188,221,958 in 2005	226	188
Capital in excess of par value	3,656,895	1,621,819
Retained earnings	1,105,520	906,624
Accumulated other comprehensive income	5,493	2,635
Deferred compensation	—	(7,475)

Total stockholders’ equity	4,768,134	2,523,791

Total liabilities and stockholders’ equity	$6,967,783	$3,120,187

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands, except per share amounts)
Revenues:
Product	$2,926,472	$2,066,607	$1,602,836
License and royalty	331,053	239,462	174,219

Total revenues	3,257,525	2,306,069	1,777,055
Cost of product revenues	2,007,684	1,333,335	1,091,350
Amortization of acquisition-related intangible assets	10,368	—	—

Total cost of product revenues	2,018,052	1,333,335	1,091,350

Gross profit	1,239,473	972,734	685,705
Operating expenses:
Research and development	306,866	194,810	124,994
Sales and marketing	203,406	122,232	91,296
General and administrative	159,835	79,110	50,824
Write-off of acquired in-process technology	225,600	—	—
Amortization of acquisition-related intangible assets	17,432	—	—

Total operating expenses	913,139	396,152	267,114

Operating income	326,334	576,582	418,591
Equity in income of business ventures	594	381	568
Interest income	101,088	42,835	20,363
Gain (loss) on investment in foundries	6,084	(8,228)	(12,927)
Recovery on unauthorized sale of UMC shares	—	—	6,193
Interest expense and other income (expense), net	(3,392)	1,737	(9,588)

Total other income	104,374	36,725	4,609

Income before provision for income taxes	430,708	613,307	423,200
Provision for income taxes	230,193	226,923	156,584

Income after taxes	200,515	386,384	266,616
Minority interest	1,619	—	—

Net income	$198,896	$386,384	$266,616

Net income per share:
Basic	$1.00	$2.11	$1.63

Diluted	$0.96	$2.00	$1.44

Shares used in computing net income per share:
Basic	198,929	183,008	164,065
Diluted	207,451	193,016	188,837
The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital in		Accumulated
	Common	Common	Excess of		Other		Total
	Stock	Stock	Par	Retained	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Value	Earnings	Income(Loss)	Compensation	Equity
				(In thousands)
Balance at December 28, 2003	160,914	$160	$1,207,798	$253,624	$54,290	$—	$1,515,872

Net income				266,616			266,616
Unrealized loss on available for sale securities					(2,765)		(2,765)
Unrealized loss on investments in foundries					(38,216)		(38,216)
Foreign currency translation					5,584		5,584

Comprehensive income							231,219

Exercise of stock options for cash	2,301	3	19,004				19,007
Issuance of stock pursuant to employee stock purchase plan	261	1	5,640				5,641
Deferred compensation	212		6,061			(6,061)	–
Amortization of deferred compensation						525	525
Debt conversion	16,276	16	149,984				150,000
Income tax benefit from stock options exercised			17,886				17,886

Balance at January 2, 2005	179,964	180	1,406,373	520,240	18,893	(5,536)	1,940,150

Net income				386,384			386,384
Unrealized loss on available for sale securities					(1,901)		(1,901)
Unrealized loss on investments in foundries					(840)		(840)
Foreign currency translation					(13,517)		(13,517)

Comprehensive income							370,126

Exercise of stock options for cash	7,937	8	108,686				108,694
Issuance of stock pursuant to employee stock purchase plan	321		6,704				6,704
Deferred compensation			4,438			(4,438)	—
Amortization of deferred compensation						2,499	2,499
Income tax benefit from stock options exercised			95,618				95,618

Balance at January 1, 2006	188,222	188	1,621,819	906,624	2,635	(7,475)	2,523,791

Net income				198,896			198,896
Unrealized income on available for sale securities					2,315		2,315
Unrealized loss on investments in foundries					(227)		(227)
Foreign currency translation					770		770

Comprehensive income							201,754

Exercise of stock options for cash	4,861	5	87,049				87,054
Issuance of stock pursuant to employee stock purchase plan	264		9,250				9,250
Issuance of restricted stock	63						—
Income tax benefit from stock options exercised			61,453				61,453
FAS 123R compensation expense and reversal of deferred compensation			96,415			7,475	103,890
Purchased calls			(386,090)				(386,090)
Sold Warrants			308,672				308,672
Tax benefit on purchased calls			145,556				145,556
Issuance of stock and equity awards related to acquisitions	33,108	33	1,686,356				1,686,389
Reclass of premium on assumed msystems convertible debt			26,415				26,415

Balance at December 31, 2006	226,518	$226	$3,656,895	$1,105,520	$5,493	$—	$4,768,134

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	2006	2005	2004
		(In thousands)
Cash flows from operating activities:
Net income	$198,896	$386,384	$266,616
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(25,636)	(1,538)	9,326
(Gain) loss on investment in foundries	(2,480)	8,480	12,927
(Recovery) loss on unauthorized sales of UMC shares	—	—	(6,193)
Depreciation and amortization	135,585	65,774	38,862
Provision for doubtful accounts	3,316	(272)	4,581
FlashVision wafer cost adjustment	—	(2,263)	(1,282)
Share-based compensation expense	100,641	—	—
Tax benefit from share-based compensation	(57,393)	—	—
Write-off of acquired in-process technology	225,600	—	—
Other non-cash charges	(313)	9,833	3,764
Changes in operating assets and liabilities:
Accounts receivable from product revenues	(115,061)	(134,207)	(14,880)
Inventory	(23,660)	(135,162)	(79,526)
Other assets	(12,094)	(31,148)	1,681
Accounts payable	(64,228)	148,234	(6,298)
Accounts payable and other current liabilities, related parties	24,617	24,657	(3,149)
Other liabilities	210,273	142,083	1,201

Total adjustments	399,167	94,471	(38,986)

Net cash provided by operating activities	598,063	480,855	227,630

Cash flows from investing activities:
Purchases of short and long term investments	(2,135,973)	(803,967)	(1,147,142)
Proceeds from sale and maturities of short and long term investments	1,497,120	722,986	810,111
Notes receivable from Matrix Semiconductor, Inc.	—	(20,000)	—
Acquisition of property and equipment, net	(176,474)	(134,477)	(125,842)
Acquisition of technology license	—	(4,500)	—
Consideration paid in a business combination	—	—	(9,061)
Notes receivable from FlashVision Ltd.	23,538	(34,249)	(33,564)
Notes receivable from Flash Partners Ltd.	(95,445)	—	—
Notes receivable from Tower Semiconductor Ltd.	(9,705)	—	—
Investment in Flash Partners Ltd. and Flash Alliance Ltd.	(132,209)	(21,790)	(23,129)
Investment in foundries	—	(3,500)	(704)
Cash acquired in business combinations, net of acquisition costs	51,087	—	—
Proceeds from other sales	—	—	6,333

Net cash (used in) investing activities	(978,061)	(299,497)	(522,998)

Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	1,125,500	—	—
Proceeds from issuance of common stock under employee programs	96,304	115,398	24,648
Purchase of convertible bond hedge	(386,090)	—	—
Proceeds from issuance of warrants	308,672	—	—
Cash distribution to minority interest	(4,491)	—	—
Tax benefit from share-based compensation	57,393	—	—

Net cash provided by financing activities	1,197,288	115,398	24,648

Effect of changes in foreign currency exchange rates on cash	1,352	1,507	36

Net increase (decrease) in cash and cash equivalents	818,642	298,263	(270,684)
Cash and cash equivalents at beginning of the year	762,058	463,795	734,479

Cash and cash equivalents at end of the year	$1,580,700	$762,058	$463,795

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(81,100)	$(164,345)	$(159,436)

Cash paid for interest expense	$(6,965)	$(17)	$(6,750)

Non-cash financing and investing activities:
Conversion of subordinated notes	$—	$—	$150,000

Issuance of shares in a business combination	$1,607,450	$—	$4,935

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1: Organization and Summary of Significant Accounting Policies
     Organization and Nature of Operations. SanDisk Corporation (together with its subsidiaries, the Company) was incorporated in Delaware on June 1, 1988. The Company designs, develops, markets and manufactures flash storage card products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.
     Basis of Presentation. The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal 2006 and fiscal 2005 each consisted of 52 weeks and fiscal 2004 consisted of 53 weeks.
     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiary. The consolidated financial statements also include the results of companies acquired by the Company from the date of each acquisition. The Company completed two significant acquisitions, Matrix Semiconductor, Inc., or Matrix, and msystems Ltd., or msystems, on January 13, 2006 and November 19, 2006, respectively. See Note 10, “Business Acquisitions” for further details.
     Reclassification. Share and equity amounts in the accompanying consolidated financial statements give retroactive effect to a 2-for-1 stock split, in the form of a 100% stock dividend, effected on February 18, 2004. In connection with the acquisition of msystems, in the fourth quarter of fiscal 2006, the Company revised its methodology for classifying the amortization of acquired intangibles related to core developed technology from operating expenses to cost of sales. The amortization related to core and developed technology associated with the Matrix acquisition was not reclassified from operating expense to cost of sales and was approximately $3 million in each of the first three quarters of fiscal 2006.
     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories and related impairment, investments, income taxes, warranty obligations, restructuring and contingencies, share-based compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Actual results could differ from these estimates.
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
     The cost of revenues associated with patent license and royalty revenues was insignificant for each of the three years in the period ended December 31, 2006.
     The Company records estimated reductions of revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising and other volume-based incentives and expected returns. Additionally, the Company has incentive programs that require it to estimate, based on historical experience, the number of customers who will actually redeem the incentive. All sales incentive programs are recorded as an offset to product revenues or deferred revenues. Marketing development programs are either recorded as a reduction to revenue in compliance with Emerging Issues Task Force No. 01-9, or EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).
     Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable include amounts owed by geographically dispersed distributors, retailers, and OEM customers. No collateral is required. Provisions are provided for sales returns and credit losses.
     The Company estimates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial down-grading of credit ratings), the Company provides allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected.
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
     Foreign Currency. The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the exchange rate in effect on the balance sheet date and are included in other comprehensive income. The Company continuously evaluates its foreign currency exposures and may enter into hedges or other risk mitigating arrangements in the future. Aggregate foreign currency transaction gains (loss) recorded to net income were $3.4 million, $(0.1) million and $1.8 million in fiscal 2006, 2005 and 2004, respectively.
     Cash Equivalents, and Short-Term and Long-Term Investments. Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Short-term investments consist of commercial paper, United States government agency obligations, corporate/municipal notes and bonds with high-credit quality, auction rate certificates and auction rate preferred stock, and have maturities greater than three months and no more than one year from the date of purchase. Short-term investments also include the unrestricted portion of the Company’s investment in foundries and investments for which trading restrictions expire within one year. Long-term investments consist of U.S. Treasury notes, corporate bonds, government agency bonds and tax-advantaged municipal bonds with remaining maturities greater than one year. The fair market value, based on quoted market prices, of cash equivalents, short-term and long-term investments excluding the Company’s short-term investment in foundries at December 31, 2006 and January 1, 2006 approximated their carrying value. Cost of securities sold is based on a specific identification method.
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
     Property and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation, estimated residual value, if any, and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, ranging from two to twenty years.
     Variable Interest Entities. The Company evaluates its equity method investments to determine whether any investee is a variable interest entity within the meaning of Financial Interpretation No. 46R, or FIN 46R, Accounting for Variable Interest Entities, of the Financial Accounting Standards Board. If the Company concludes that an investee is a variable interest entity, the Company evaluates its interest in residual gains and residual losses of such investee to determine whether the Company is the primary beneficiary of the investee. If the Company is the primary beneficiary of a variable interest entity, the Company consolidates such entity and reflects the minority interest of other beneficiaries of that entity. If the Company concludes that an investee is not a variable interest entity, the Company does not consolidate the investee.
     Equity Investments. The Company accounts for investments in equity securities of other entities, including variable interest entities that are not consolidated, under the cost method of accounting if investments in voting equity interests of the investee is less than 20%. The equity method of accounting is used if its investment in voting stock is greater than 20% but less than a majority. In considering the accounting method for investments less than 20%, the Company considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee. If certain factors are present, the Company could account for investments for which it has less than a 20% ownership under the equity method of accounting. Certain of the Company’s investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments in public companies with restrictions greater than one year are carried at cost. Investments in public and non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income (expense).
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
     Other Long-Lived Assets. Intangible assets with definite useful lives and other long-lived assets are tested for impairment in accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144, Accounting for Impairment of Disposal of Long-Lived Assets. The Company assesses the carrying value of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include (1) significant under-performance relative to the expected historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends, and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations.
     Fair Value of Financial Instruments. For certain of the Company’s financial instruments, including accounts receivable, short term investments and accounts payable, the carrying amounts approximate fair market value due to their short maturities. For those financial instruments where the carrying amounts differ from fair market value, the following table represents the related cost basis and the estimated fair values, which are based on quoted market prices (in millions):

	As of December 31, 2006		As of January 1, 2006
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
1% Convertible senior notes due 2013	$1,150	$995	N/A	N/A
1% Convertible notes due 2035	75	98	N/A	N/A
Restricted long-term securities	$10	$15	$8	$10
     Advertising Expenses. Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as marketing expense, and costs of this type not meeting this criteria are classified as a reduction to product revenue. Any other advertising expenses not meeting these conditions are expensed as incurred. Prepaid advertising expenses were approximately zero and $0.2 million at December 31, 2006 and January 1, 2006, respectively. Advertising expenses were $24.8 million, $15.2 million and $20.4 million in fiscal 2006, 2005 and 2004, respectively.
     Research and Development Expenses. Research and development expenditures are expensed as incurred. Research and development expenses were $306.9 million, $194.8 million and $125.0 million in fiscal 2006, 2005 and 2004, respectively.

Note 2: Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. The provisions of SFAS 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS 157 will have on the Company’s consolidated results of operations and financial position.
     In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company estimates that the adoption of FIN 48 will not have a significant impact on the Company’s financial position and results of operations. It is estimated that a cumulative credit in the range of $0.5 million to $2.5 million to retained earnings as of January 1, 2007 could result from the derecognition of tax positions previously taken. The Company intends to treat interest and penalties associated with tax positions as income taxes. The Company also expects that balance sheet reclassifications of deferred taxes could occur during the first quarter of 2007 and greater volatility in the effective tax rate may be experienced due to the requirements of FIN 48.
     In June 2006, the FASB issued Emerging Issues Tax Force Issue No. 06-3, or EITF 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF 06-3 requires disclosure of accounting policy regarding the gross or net presentation of point-of-sales taxes such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented should also be disclosed. EITF 06-3 will be effective for the first annual or interim reporting period after December 15, 2006. The Company will adopt this pronouncement beginning in the first quarter of fiscal 2007 and does not expect the adoption of EITF 06-3 to have a material impact on its consolidated results of operations and financial condition.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

Note 3: Balance Sheet Information
     Available-for-Sale Investments. Available-for-sale investments were as follows for the following fiscal years ended December 31, 2006 and January 1, 2006 (in thousands):

	December 31, 2006				January 1, 2006
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Market		Unrealized	Unrealized	Market
	Book Value	Gains	Losses	Value	Book Value	Gains	Losses	Value
Money market funds	$617,984	$—	$—	$617,984	$300,833	$—	$—	$300,833
Commercial paper	557,238	—	—	557,238	284,455	—	—	284,455
U.S. government agency	845,389	257	(962)	844,684	587,352	—	(3,691)	583,661
Municipal notes/bonds	435,577	224	(200)	435,601	126,993	—	(219)	126,774
Corporate notes/bonds	27,860	—	(423)	27,437	59,033	—	(322)	58,711
Auction instruments	543,497	—	—	543,497	308,040	—	(1)	308,039
Equity investments	90,350	14,528	(4,938)	99,940	—	—	—	—

Total available-for-sale investments	$3,117,895	$15,009	$(6,523)	$3,126,381	$1,666,706	$—	$(4,233)	$1,662,473

     A summary of the carrying values and balance sheet classification was as follows for the following fiscal years ended December 31, 2006 and January 1, 2006 (in thousands):

	December 31, 2006	January 1, 2006
Available-for-sale investments	$3,126,381	$1,662,473
Cash on hand	160,773	35,224
Other	2,223	18,338

Total	$3,289,377	$1,716,035

Reported as:
Cash and cash equivalents	$1,580,700	$762,058
Short-term investments	1,228,773	935,639
Investment in foundries	22,720	18,338
Long-term investments	457,184	—

Total	$3,289,377	$1,716,035

     The following table summarizes for those securities that have been in an unrealized loss position, the fair value and gross unrealized losses on the available-for-sale investments aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006. Available-for-sale securities that were in an unrealized gain position have been excluded from the table:

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized	Market	Unrealized	Market	Unrealized
	Market Value	Losses	Value	Losses	Value	Losses
	(in thousands)
U.S. government agency	$514,714	$(517)	$92,164	$(446)	$606,878	$(963)
Municipal notes/bonds	248,371	(180)	10,764	(20)	259,135	(200)
Corporate notes/bonds	12,800	(27)	14,637	(395)	27,437	(422)
Equity investments	66,463	(4,938)	—	—	66,463	(4,938)

Total	$842,348	$(5,662)	$117,565	$(861)	$959,913	$(6,523)

     The unrealized losses were primarily caused by interest rate increases or market fluctuations. The Company has the ability and intent to hold the fixed income investments until a recovery of fair value is realized. The decline is temporary for equity investments.
     Gross realized gains and losses on sales of available-for-sale securities during the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 were immaterial.
     Debt securities at December 31, 2006 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

		Estimated
	Cost	Fair Value
Short-term investments:
Due in one year or less	$2,479,489	$2,478,625
Due after one year through five years	548,057	547,816

Total	$3,027,546	$3,026,441

     Allowance for Doubtful Accounts. The activity in the allowance for doubtful accounts was as follows (in thousands):

	December 31, 2006	January 1, 2006	January 2, 2005
Balance, beginning of period	$8,050	$8,462	$4,882
Additions charged to costs and expenses	6,142	376	4,581
Deductions (write-offs)	(2,740)	(788)	(1,001)

Balance, end of period	$11,452	$8,050	$8,462

Inventory. Inventories were as follows (in thousands):

		December 31, 2006	January 1, 2006
Raw material		$157,163	$99,006
Work-in-process		64,009	61,900
Finished goods		274,812	170,678

Total inventories		$495,984	$331,584

In 2006, 2005 and 2004, the Company sold $13.5 million, $12.4 million and $10.2 million, respectively, of inventory that had been fully written-off in previous periods.

Other Current Assets. Other current assets were as follows (in thousands):

		December 31, 2006	January 1, 2006
Royalty and other receivables		$82,569	$77,310
Interest receivable		14,561	6,976
Prepaid expenses		22,276	5,047
Investment in foundries		22,720	18,338
Other current assets		6,531	14,251

Total other non-current assets		$148,657	$121,922

Property and Equipment. Property and equipment consisted of the following (in thousands):

		December 31, 2006	January 1, 2006
Machinery and equipment		$507,282	$318,336
Software		54,411	35,990
Capital land lease		3,197	—
Furniture and fixtures		5,604	1,682
Leasehold improvements		13,957	8,881

Property and equipment, at cost		584,451	364,889
Accumulated depreciation and amortization		(266,486)	(153,797)

Property and equipment, net		$317,965	$211,092

     Depreciation expense of property, plant and equipment totaled $102.5 million, $63.1 million and $38.1 million in fiscal 2006, 2005 and 2004, respectively. Amortization expense of intangible assets and totaled $29.8 million, $2.7 million and $0.8 million in fiscal 2006, 2005 and 2004, respectively.

Notes Receivables and Investments in Flash Ventures. Notes receivable and investments in flash ventures were as follows (in thousands):

		December 31, 2006	January 1, 2006
Notes receivable, FlashVision Ltd.		$38,229	$61,927
Notes receivable, Flash Partners Ltd.		92,421	—
Investment in FlashVision Ltd.		159,144	161,080
Investment in Flash Partners Ltd.		168,210	42,067
Investment in Flash Alliance Ltd.		4,303	—

Total notes receivable and investments in flash ventures		$462,307	$265,074

     Other Non-current Assets. Other non-current assets were as follows (in thousands):

		December 31, 2006	January 1, 2006
Investment in foundries		$17,071	$11,013
Deposits		6,381	4,709
Other non-current assets		63,582	42,541

Total other non-current assets		$87,034	$58,263

Other Accrued Liabilities. Other accrued liabilities were as follows (in thousands):

		December 31, 2006	January 1, 2006
Accrued payroll and related expenses		$61,050	$55,614
Income taxes payable		110,009	2,165
Research and development liability, related party		5,850	4,200
Other accrued liabilities		134,091	53,546

Total other accrued liabilities		$311,000	$115,525

Warranties. Liability for warranty expense is included in other accrued liabilities in the accompanying consolidated balance sheets and the activity was as follows (in thousands):

	December 31, 2006	January 1, 2006	January 2, 2005
Balance, beginning of period	$11,257	$11,380	$3,694
Additions (reductions) to costs of product revenue	6,606	6,033	14,790
Usage	(2,525)	(6,156)	(7,104)

Balance, end of period	$15,338	$11,257	$11,380

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

Accumulated Other Comprehensive Income. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the foreign currency translation and accumulated gains and losses on available-for-sale marketable securities, net of taxes, for all periods presented (in thousands):

		December 31, 2006	January 1, 2006
Accumulated net unrealized gain (loss) on:
Available-for-sale investments		$(1,918)	$(4,233)
Available-for-sale investments in foundries		(610)	(383)
Foreign currency translation		8,021	7,251

Total accumulated other comprehensive income		$5,493	$2,635

     The amount of income tax expense allocated to unrealized gain on available-for-sale securities was immaterial at December 31, 2006 and January 1, 2006, respectively.

Note 4: Goodwill and Other Intangible Assets
     Goodwill. Goodwill balance is as follows (in thousands):

Balance at January 1, 2006	$5,415
Goodwill adjustment	97
Matrix goodwill acquired (Note 10)	145,492
msystems goodwill acquired (Note 10)	759,250

Balance at December 31, 2006	$910,254

     In accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is reviewed and tested for impairment at least annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company’s reporting unit level by comparing the carrying amount, including goodwill, to the fair value. In performing the analysis, the Company uses the best information available, including reasonable and supportable assumptions and projections. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs an annual goodwill impairment test with an effective date of the first day of the fourth fiscal quarter.
     Other Intangible Assets. Other intangible assets balances were as follows (in thousands):

	December 31, 2006			January 1, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core technology	$311,801	$(18,135)	$293,666	$—	$—	$—
Developed product technology	12,900	(2,103)	10,797	1,500	(542)	958
Trademarks	4,000	(911)	3,089	—	—	—
Backlog	5,000	(1,139)	3,861	—	—	—
Supply agreement	2,000	(46)	1,954	—	—	—
Customer relationships	80,100	(6,008)	74,092	—	—	—

Acquisition-related intangible assets	415,801	(28,342)	387,459	1,500	(542)	958
Technology licenses	7,388	(5,769)	1,619	7,389	(3,739)	3,650

Total	$423,189	$(34,111)	$389,078	$8,889	$(4,281)	$4,608

     Other intangible assets increased by $414.3 million in the year ended December 31, 2006 as a result of the Company’s acquisition of Matrix and msystems. Technology licenses represent technology licenses purchased from third parties.

     The annual amortization expense of other intangible assets that existed as of December 31, 2006 is expected to be as follows:

	Estimated Amortization Expenses
	Acquisition-related
Fiscal periods	Intangible Assets	Technology License
	(In thousands)
2007	$88,562	$903
2008	76,629	716
2009	72,124	—
2010	71,929	—
2011	65,164	—
2012 and thereafter	13,051	—

Total	$387,459	$1,619

Note 5: Compensation and Benefits
Share-Based Benefit Plans
     2005 Incentive Plan. In May 2005, the Company’s board of directors adopted the 2005 Stock Incentive Plan, which was amended in May 2006 and renamed the 2005 Incentive Plan, or 2005 Plan. Shares of the Company’s common stock may be issued under the 2005 Plan pursuant to three separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, (ii) the stock issuance program under which shares may be awarded to such individuals through restricted stock or restricted stock unit awards or as a stock bonus for services rendered to the Company, and (iii) an automatic grant program for the non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. The 2005 Plan also includes a performance-based cash bonus awards program for employees classified under Section 16. Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 32 months of continued service. Awards under the stock issuance program generally vest in equal annual installments over a 4 year period. Grants under the automatic grant program will vest in accordance with the specific vesting provisions set forth in that program. A total of 21,571,644 shares of the Company’s common stock have been reserved for issuance under this plan. The share reserve may increase by up to an additional 10,000,000 shares of common stock to the extent that outstanding options under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan expire or terminate unexercised, of which as of December 31, 2006, 871,644 shares of common stock has been added to the 2005 Plan reserve. All options granted under the 2005 Plan were granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant. Through December 31, 2006, awards to purchase a total of 7,767,347 shares of common stock were granted to employees under the 2005 Plan, net of cancellations. For years ended December 31, 2006 and January 1, 2006, awards of 6,103,534 and 1,558,625 shares of common stock, respectively, were granted to employees under the 2005 Plan, net of cancellations.
     1995 Stock Option Plan and 1995 Non-Employee Directors Stock Option Plan. Both of these plans terminated on May 27, 2005, and no further option grants were made under the plans after that date. However, options that were outstanding under these plans on May 27, 2005 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Grants and awards under these plans generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service. As of December 31, 2006, options had been granted, net of cancellations, to purchase 38,229,457 and 1,616,000 shares of common stock under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan, respectively.
     2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan, or ESPP, was approved by the stockholders on May 27, 2005. The ESPP plan consists of two components: a component for employees residing in the United States and an international component for employees who are non-U.S. residents. The ESPP plan allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. As of December 31, 2006, a total of 5,000,000 shares were reserved for issuance and in the year ended December 31, 2006 and since inception of the 2005 ESPP plan, a total of 264,976 shares of common stock have been issued under this plan.
     msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan. The msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan acquired through SanDisk’s acquisition of msystems, were terminated on November 19, 2006, and no further grants were made under these plans after that date. However, awards grants that were outstanding under these plans on November 19, 2006 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Awards granted under these plans generally vest as follows: 50% of the shares will vest on the second anniversary of the vesting commencement date and the remaining 50% will vest proportionately each quarter over the next 24 months of continued service. As of December 31, 2006, options acquired through acquisition, net of cancellations, to purchase 313,364 and 5,050,082 shares of common stock under the msystems 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan, respectively.

     Matrix Semiconductor, Inc. 2005 Stock Incentive Plan, 1999 Stock Plan and 1998 Long-term Incentive Plan. The Matrix Semiconductor, Inc. 2005 Stock Incentive Plan, 1999 Stock Plan and the Rhombus, Inc. 1998 Long-term Incentive Plan, or Matrix Stock Plans, acquired through SanDisk’s acquisition of Matrix were terminated on January 13, 2006, and no further option grants were made under these plans after that date. However, award grants that were outstanding under these plans on January 13, 2006 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Awards granted under these plans generally vest as follows: 1/48 of the shares will vest proportionately each month over the next 48 months of continued service or 1/60 of the shares will vest proportionately each month over the next 60 months of continued service. As of December 31, 2006, awards acquired through acquisition, net of cancellations, to purchase 552,323 shares of common stock under the Matrix Stock Plans.
Adoption of SFAS 123(R)
     Effective January 2, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payment, using the modified-prospective transition method, and therefore, has not restated its financial statements for prior periods. For awards expected to vest, compensation cost recognized in the year ended December 31, 2006 includes the following: (a) compensation cost, based on the grant-date estimated fair value and expense attribution method of SFAS 123, related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures.
     The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single-option award approach. The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards. The Company’s expected volatility is based on the implied volatility of its traded options in accordance with the guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 to place exclusive reliance on implied volatilities to estimate our stock volatility over the expected term of its awards. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.
     As a result of adopting SFAS 123(R), the impact to the Consolidated Financial Statements for the year ended December 31, 2006 to income before income taxes and net income was $100.6 million lower than if the Company had continued to account for share-based compensation under APB 25. The basic and diluted earnings per share for the year ended December 31, 2006 was $0.41 and $0.39 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows and a corresponding deduction from operating cash flows.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the effects of share-based compensation pursuant to FAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R).

     Stock Options and Stock Appreciation Rights (SARs). The fair value of the Company’s stock options granted to employees for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was estimated using the following weighted average assumptions:

	December 31, 2006	January 1, 2006	January 2, 2005
Dividend yield	None	None	None
Expected volatility	0.52	0.52	0.92
Risk-free interest rate	4.63%	3.94%	3.07%
Expected lives	3.7 Years	4.5 Years	5.0 Years
Weighted average fair value at grant date	$25.44	$13.03	$22.64
     A summary of option and SARs activity under all of the Company’s share-based compensation plans as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except exercise price and contractual term)
Options outstanding at January 1, 2006	20,316	$21.57
Granted	6,021	58.41
Exercised	(4,861)	17.91
Forfeited	(851)	41.05
Expired	(40)	40.29
Options and SARs assumed through acquisition	5,807	30.57

Options and SARs outstanding at December 31, 2006	26,392	31.97	6.7	$392,469

Options and SARs vested and expected to vest after December 31, 2006	24,890	31.14	6.6	$385,791

Options and SARs exercisable at December 31, 2006	11,343	$18.19	5.8	$284,804

     During the year ended December 31, 2006, the aggregate intrinsic value of options and SARs exercised under the Company’s share-based compensation plans was $205.6 million. At December 31, 2006, the total compensation cost related to options and SARs granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $231.8 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years. Options and SARs valuation assumptions related to Matrix and msystems acquisitions are discussed in Note 10, “Business Acquisitions.”

     Restricted Stock. Restricted stock and restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
     A summary of the changes in restricted stock units outstanding under the Company’s share-based compensation plan during the fiscal year ended December 31, 2006 is presented below:

		Weighted
		Average Grant	Aggregate Intrinsic
	Shares	Date Fair Value	Value
Non-vested share units at January 1, 2006	105,188	$42.19
Granted	515,794	57.69
Vested	(97,220)	52.21
Forfeited	(64,911)	63.85
Restricted stock units assumed through acquisition	139,338	72.83

Non-vested share units at December 31, 2006	598,189	$58.71	$25,740,073

     As of December 31, 2006, the Company had $28.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock, which will be recognized over a weighted average estimated remaining life of 2.9 years. Restricted stock unit valuation assumptions related to Matrix acquisition is discussed in Note 10, “Business Acquisitions.”

     Employee Stock Purchase Plans (ESPP). The fair value of grants under the employee stock purchase plans was estimated on the first date of the purchase period, with the following weighted average assumptions:

	December 31, 2006	January 1, 2006	January 2, 2005
Dividend yield	None	None	None
Expected volatility	0.52	0.47	0.57
Risk-free interest rate	4.96%	2.69%	2.69%
Expected lives	1/2 year	1/2 year	1/2 year
Weighted average fair value at exercise date	$16.73	$7.60	$8.12
     At December 31, 2006, there was $0.3 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a period of approximately 0.1 years.
     Share-Based Compensation Expense. The Company recorded $100.6 million of share-based compensation for the year ended December 31, 2006 that included the following:

December 31, 2006
(In thousands)
Share-based compensation expense by caption:
Cost of product sales	$7,991
Research and development	40,999
Sales and marketing	21,617
General and administrative	30,034

Total share-based compensation expense	$100,641

Share-based compensation expense by type of award:
Stock options and SARs	$85,862
Restricted stock	11,181
ESPP	3,598

Total share-based compensation expense	$100,641

     Share-based compensation expense of $3.2 million related to manufacturing personnel was capitalized into inventory as of December 31, 2006.

Pro Forma Disclosures
     Prior to fiscal 2006, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation, as amended. The following table illustrates the effect on net income and earnings per share for the years ended January 1, 2006 and January 2, 2005, if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s share-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the share-based compensation is recognized over the vesting periods. If the Company had recognized the expense of share-based compensation in the condensed consolidated statement of income, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes.

	January 1, 2006	January 2, 2005
	(In thousands, except per share amounts)
Net income, as reported	$386,384	$266,616
Fair value method expense, net of related tax	(52,629)	(39,550)

Pro forma net income	$333,755	$227,066

Earnings per share as reported:
Basic	$2.11	$1.63
Diluted	$2.00	$1.44
Pro forma earnings per share:
Basic	$1.82	$1.38
Diluted	$1.73	$1.23

Note 6: Concentrations of Risk and Segment Information
     Geographic Information and Major Customers. The Company markets and sells flash-based memory products in the United States and in foreign countries through its sales personnel, dealers, distributors, retailers and its subsidiaries. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Since the Company operates in one segment, all financial segment information can be found in the accompanying consolidated financial statements.
     Other than sales in North America, Japan and Europe, Middle East and Africa, or EMEA, international sales were not material individually in any other international locality. Intercompany sales between geographic areas have been eliminated.
     Information regarding geographic areas for fiscal years 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Revenues:
North America	$1,311,726	$1,058,234	$771,659
Japan	231,835	138,507	191,686
EMEA	728,355	500,998	420,645
Other foreign countries	985,609	608,330	393,065

Total	$3,257,525	$2,306,069	$1,777,055

Long Lived Assets:
North America	$182,749	$126,346	$86,024
Japan	397,011	286,859	263,248
Israel	50,355	8,868	14,737
Other foreign countries	29,704	608	472

Total	$659,819	$422,681	$364,481

     Revenues are attributed to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets, property plant and equipment, long-term investment in foundry, and equity investments and attributes those investments to the locality of the investee’s primary operations.
     Customer and Supplier Concentrations. A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenues. Revenues from the Company’s top 10 customers or licensees accounted for approximately 52%, 50% and 55% of the Company’s revenues for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. All customers were less than 10% of the Company’s revenues in 2006 and 2004. In 2005, Best Buy Co., Inc., accounted for 11% of the Company’s revenues; all other customers were less than 10% of the Company’s revenues.
     All of the Company’s flash memory card products require silicon wafers for the memory components and the controller components. The substantial majority of the Company’s memory wafers or components are currently supplied from FlashVision Ltd., or FlashVision, Flash Partners Ltd., or Flash Partners, and TwinSys Data Storage Limited Partnership, or TwinSys, ventures and to a lesser extent by Renesas and Samsung. The Company’s controller wafers are currently manufactured by Tower and United Microelectronics Corp., or UMC. The failure of any of these sources to deliver silicon could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, Toshiba’s employees that produce FlashVision’s and Flash Partners’ products are covered by collective bargaining agreements and any job action by those employees could interrupt the Company’s wafer supply from Toshiba’s Yokkaichi, Japan operations.
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

     Concentration of Credit Risk. The Company’s concentration of credit risk consists principally of cash, cash equivalents, short-term and long-term investments and trade receivables. The Company’s investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer. The Company sells to original equipment manufacturers, retailers and distributors in the United States, Japan, EMEA and non-Japan Asia-Pacific, performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral.
     Off Balance Sheet Risk. The Company has off balance sheet financial obligations. See Note 8, “Commitments, Contingencies and Guarantees.”

Note 7: Financing Arrangements
     The following table reflects the carrying value of our long-term borrowings as of December 31, 2006 and January 1, 2006:

	December 31, 2006	January 1, 2006
	(In millions)
1% Convertible Senior Notes due 2013	$1,150	$—
1% Convertible Notes due 2035	$75	$—
     1% Convertible Senior Notes Due 2013. In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due 2013 (the “1% Notes due 2013”) at par. The 1% Notes due 2013 may be converted, under certain circumstances described below, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share). The net proceeds to the Company from the offering of the 1% Notes due 2013 were $1.13 billion.
     The 1% Notes due 2013 may be converted prior to the close of business on the scheduled trading day immediately preceding February 15, 2013, in multiples of $1,000 principal amount at th option of the holder under any of the following circumstances: 1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; 2) during any calendar quarter after the calendar quarter ending June 30, 2006, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or 3) upon the occurrence of specified corporate transactions. On and after February 15, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date of May 15, 2013, holders may convert their notes at any time, regardless of the foregoing circumstances.
     Upon conversion, a holder will receive the conversion value of the 1% Notes due 2013 to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 1% Notes due 2013 will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, a combination of common stock and cash. The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, upon a fundamental change at any time, as defined, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.
     The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2006. Debt issuance costs of approximately $24.5 million are being amortized to interest expense over the term of the 1% Notes due 2013.
     Concurrently with the issuance of the 1% Notes due 2013, the Company purchased a convertible bond hedge and sold warrants. The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1% Notes due 2013 and to increase the initial conversion price to $95.03 per share. Each of these components are discussed separately below:
•	Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 14 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issued upon conversion of the 1% Notes due 2013, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1% Notes due 2013. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $386.1 million has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, or EITF 00-19, Accounting for Derivative Financial Statements Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company recorded a tax benefit of approximately $145.6 million in stockholders’ equity from the deferred tax assets related to the convertible bond hedge.

•	Sold Warrants. The Company received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14 million shares of the Company’s common stock at an exercise price of $95.03 per share. The warrants have an expected life of 7.25 years and expire in August 2013. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 31, 2006, the warrants had not been exercised and remained outstanding. The value of the warrants has been classified as equity because they meet all the equity classification criteria of EITF 00-19.
     1% Convertible Notes Due 2035. In November 2006, the Company assumed the aggregate principal amount of $75 million 1% Convertible Senior Notes due March 2035 (the “1% Notes due 2035”) from msystems. The Company is obligated to pay interest on the 1% Notes due 2035 semi-annually on March 15 and September 15 commencing September 15, 2005.
     The 1% Notes due 2035 are convertible, at the option of the holders at any time before the maturity date, into shares of the Company at a conversion rate of 26.8302 shares per one thousand dollars principal amount of 1% Notes due 2035, representing a conversion price of approximately $37.27 per share. The securities may be redeemed in cash at the election of the Company, in whole or in part from time to time, at any time beginning on March 15, 2008 and prior to March 15, 2010, at a redemption price equal to 100% of the principal amount of the securities redeemed plus accrued but unpaid interest thereon, if any, to, but excluding the provisional redemption date if: (1) the last reported sales price of the ordinary shares has exceeded 130% of the then applicable conversion price, for at least 20 trading days in any period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the notice of redemption, and (2) if the redemption occurs prior to March 23, 2007, a registration statement covering resales of the securities and the ordinary shares issuable upon conversion thereof is effective and available for use and is expected to remain effective for the 30 days following the provisional redemption date unless registration is no longer required. On and after March 15, 2010, the Company may, at its option, redeem the securities in whole or in part from time-to-time, at a redemption price equal to 100% of the principal amount of the securities redeemed, plus any accrued and unpaid interest thereon, if any, to, but excluding, the optional redemption date.
     Holders have the right to require the Company to purchase all or a portion of their Notes on March 15, 2010, March 15, 2015, March 15, 2020, March 15, 2025 and March 15, 2030. The purchase price payable will be equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, but excluding the purchase date. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on March 15 and September 15 of each year, beginning November 15, 2006.
     In accordance with Accounting Principle Board Opinion No. 14, or APBO 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company determined the existence of a substantial premium over par value for the 1% Notes due 2035 based upon quoted market prices at the msystems acquisition date and recorded the notes at par value with the resulting excess of fair value over par (the substantial premium) recorded in Capital in excess of par value in Shareholders’ Equity in the amount of $26.4 million.

Note 8: Commitments, Contingencies and Guarantees
Commitments
     FlashVision. The Company has a 49.9% ownership interest in FlashVision Ltd., or FlashVision, a business venture with Toshiba Corporation, or Toshiba, formed in fiscal 2000. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 200-millimeter wafer fabrication facilities, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by FlashVision. FlashVision purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase half of FlashVision’s NAND wafer supply. The Company cannot estimate the total amount of this commitment as of December 31, 2006, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of December 31, 2006, the Company had notes receivable from FlashVision of 4.6 billion Japanese yen, or approximately $38 million based upon the exchange rate at December 31, 2006. These notes are secured by the equipment purchased by FlashVision using the note proceeds. In fiscal 2006, the Company received its first cash repayment against the note receivable and expects FlashVision to continue generating cash to pay down this note receivable over time. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. See “Off Balance Sheet Liabilities.”
     Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd., or Flash Partners, a business venture with Toshiba, formed in fiscal 2004. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility, Fab 3, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners. Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase half of Flash Partners’ NAND wafer supply. The Company cannot estimate the total amount of this commitment as of December 31, 2006, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of December 31, 2006, the Company had notes receivable from Flash Partners of 11.0 billion Japanese yen, or approximately $92 million based upon the exchange rate at December 31, 2006. These notes are secured by the equipment purchased by Flash Partners using the note proceeds.
     Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd., or Flash Alliance, a business venture with Toshiba, formed on July 7, 2006. In the venture, the Company and Toshiba will collaborate in the development and manufacture of NAND flash memory products. These NAND flash memory products will be manufactured by Toshiba at its 300-millimeter wafer fabrication facility, Fab 4, being built in Yokkaichi, Japan, using the semiconductor manufacturing equipment that will be owned or leased by Flash Alliance. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting. The Company is committed to purchase half of Flash Alliance’s NAND wafer supply.

     As a part of the FlashVision, Flash Partners and Flash Alliance venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. As of December 31, 2006, the Company had accrued liabilities related to these expenses of $5.9 million.
     Toshiba Foundry. The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of this agreement, the Company is required to provide Toshiba with a purchase order commitment based on a nine-month rolling forecast.
     TwinSys. The Company assumed msystems’ ownership interest in the venture with Toshiba, TwinSys Data Storage Limited Partnership, or TwinSys, designed to enable the parties to benefit from a portion of each party’s respective sales of USB flash drives. As of December 31, 2006, the Company had a 50.1% beneficial ownership in Twinsys, consisting of (i) 49.9% ownership in TwinSys and (ii) 0.2% interest held by Twinsys Ltd., in which the Company has a 51% ownership interest. On a routine basis, the parties collectively prepare a joint production forecast for each company’s respective needs. The Company is committed to purchase the most recent 60 days of the forecast and may cancel its production needs outside of the immediate 60 days without any financial penalty. The Company and Toshiba are currently negotiating the mutual closure of this venture by the first half of fiscal 2007, however, no written agreement has been reached.
     Business Ventures and Foundry Arrangement with Toshiba. Purchase orders placed under the Toshiba ventures and foundry arrangement with Toshiba relating to the first three months of the nine-month forecast are binding and cannot be canceled. At December 31, 2006, the Company had approximately $191.8 million of noncancelable purchase orders for flash memory wafers outstanding to FlashVision, Flash Partners and Toshiba.
     Other Silicon Sources. The Company’s contracts with the other sources of silicon wafers generally require the Company to provide purchase order commitments based on nine-month rolling forecasts. The purchase orders placed under these arrangements relating to the first three months of the nine-month forecast are generally binding and cannot be canceled. Outstanding purchase commitments for other sources of silicon wafers are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.
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

Off Balance Sheet Liabilities
     The following table details the Company’s portion of the remaining indemnification or guarantee obligation under each of the FlashVision and Flash Partners master lease facilities in both Japanese yen and United States dollar equivalent based upon the exchange rate at December 31, 2006.

Master Lease Agreements by Execution Date	Lease Amounts(1)		Expiration
	(Yen in billions)	(Dollars in millions)
FlashVision
June 2006	¥5.8	$49	2009

Flash Partners
December 2004	19.5	164	2010
December 2005	15.0	126	2011
June 2006	14.5	121	2011
September 2006	23.0	194	2011

Total Flash Partners	72.0	605

Total indemnification or guarantee obligation	¥77.8	$654

(1)	The maximum amount of the Company’s contingent indemnification or guarantee obligation, net of payments and any lease adjustments.
     FlashVision. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese yen, or approximately $318 million based upon the exchange rate at December 31, 2006, with Mizuho Leasing, and other financial institutions. On May 31, 2006, FlashVision refinanced the remaining balance of this equipment lease arrangement. The refinanced arrangement was approximately 15.0 billion Japanese yen, or approximately $126 million based upon the exchange rate at December 31, 2006. Lease payments are due quarterly and are scheduled to be completed in February 2009 and a residual payment of 3.1 billion Japanese yen, or $26 million based upon the exchange rate at December 31, 2006, will be due in May 2009. Under the terms of the refinanced lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of December 31, 2006, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 5.8 billion Japanese yen, or approximately $49 million based upon the exchange rate at December 31, 2006.
     Flash Partners. Flash Partners sells and lease-back from a consortium of financial institutions a portion of its tools and has entered into four equipment lease agreements of approximately 215.0 billion Japanese yen, or approximately $1.8 billion based upon the exchange rate at December 31, 2006. As of December 31, 2006, Flash Partners had drawn down approximately 144 billion Japanese yen, or approximately $1.2 billion based upon the exchange rate at December 31, 2006, net of accumulated lease payments. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under the master lease agreements. Lease payments are due quarterly or semi-annually and are scheduled to be completed in stages through 2011. At the end of each of the lease terms, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The master lease agreements contains covenants that require the Company to maintain a minimum shareholder equity balance of $1.16 billion as well as a long-term loan rating of BB- or Ba3, based on a named independent rating service. In addition, the master lease agreements contain customary events of default for a Japanese lease facility. The master lease agreements are exhibits to the Company’s annual report for Form 10-K for fiscal 2005. These agreements should be read carefully in their entirety for a comprehensive understanding of their terms and the nature of the obligations the Company guaranteed. The fair value of the Company’s guarantee of Flash Partners’ lease obligation was insignificant at inception of the guarantee. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be required to guarantee in whole or in part. As of December 31, 2006, the maximum amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects payments and any lease adjustments, was approximately 72.0 billion Japanese yen, or approximately $605 million based upon the exchange rate at December 31, 2006. On January 10, 2007, Flash Partners utilized approximately 52.0 billion Japanese yen, or approximately $437 million based upon the exchange rate at December 31, 2006, of the outstanding lease lines, of which the Company’s guarantee was 26.0 billion Japanese yen, or approximately $218 million based upon the exchange rate at December 31, 2006. See Note 17, “Subsequent Events.” In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be obligated to guarantee in whole or in part.
Guarantees
     Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of December 31, 2006, no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2006 or January 1, 2006, as this liability is not reasonably estimable even though liability under these agreements is not remote.
     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other, Flash Partners and Flash Alliance, for environmental remediation costs or liability resulting from Flash Partners or Flash Alliance’s manufacturing operations in certain circumstances. In fiscal years 2004 and 2006, respectively, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facility at which Flash Partners operations are located and Flash Alliance operations will be located to establish a baseline for evaluating future environmental conditions. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Partners or Flash Alliance infringe third-party patents. The Company has not made any indemnification payments under any such agreements and as of December 31, 2006, no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

Contractual Obligations and Off Balance Sheet Arrangements
     Contractual Obligations. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at December 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

						More than 5
				2 - 3 Years	3 –5 Years	Years
			Less than	(Fiscal 2008	(Fiscal 2010	(Beyond
	Total		1 Year	and 2009)	and 2011)	Fiscal 2011)
Operating leases	$52,174		$8,777	$16,380	$13,980	$13,037
FlashVision, fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	202,144	(4)	75,428	110,726	15,990	—
Flash Partners fabrication capacity expansion and reimbursement for certain other costs including depreciation (1)	2,593,168	(4)	1,181,142	764,014	564,013	83,999
Flash Alliance start-up and reimbursement for certain other costs	10,000	(4)	—	—	—	10,000
Toshiba research and development	66,000	(4)	31,000	35,000	—	—
Capital equipment purchases commitments	62,960		62,960	—	—	—
1% Convertible Senior Notes principal and interest (2)	1,319,443		12,250	24,500	24,500	1,258,193
Operating expense commitments	8,972		8,972	—	—	—
Noncancelable production purchase commitments (3)	327,745	(4)	327,745	—	—	—

Total contractual cash obligations	$4,642,606		$1,708,274	$950,620	$618,483	$1,365,229

     Off Balance Sheet Arrangements.

As of
December 31, 2006
Indemnification of FlashVision foundry equipment lease (5)	$48,640
Guarantee of Flash Partners lease (6)	$604,797

(1)	As of December 31, 2006, the Company and Toshiba have agreed to expand Fab 3 to 135,000 wafers per month.

(2)	In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2006. In addition, in November 2006, through its acquisition of msystems, the Company assumed msystems’ $75 million in aggregate principal amount of 1% Convertible Notes due March 15, 2035. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on March 15 and September 15 of each year until calendar year 2035.

(3)	Includes Toshiba foundries, FlashVision, Flash Partners, related parties vendors and other silicon sources vendors purchase commitments.

(4)	Includes amounts denominated in Japanese yen which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at December 31, 2006.

(5)	The Company’s contingent indemnification obligation is 5.8 billion Japanese yen, or approximately $49 million based upon the exchange rate at December 31, 2006.

(6)	The Company’s guarantee obligation, net of cumulative lease payments, is 72.0 billion Japanese yen, or approximately $605 million based upon the exchange rate at December 31, 2006.

     The Company leases its headquarters and sales offices under operating leases that expire at various dates from 2007 through 2016. Future minimum lease payments under real estate operating leases at December 31, 2006 were as follows (in thousands):

Fiscal Year Ending:
2007	$8,471
2008	8,018
2009	7,850
2010	7,626
2011	6,308
2012 and beyond	13,037

Total	$51,310

     Foreign Currency Exchange and Other Contracts. The Company’s objective for holding foreign exchange derivatives is to minimize the material risks associated with non-functional currency transactions. The Company’s foreign exchange derivative instruments are designated as fair value hedges and recorded at fair value on the balance sheet with changes in fair value recorded in other income (expense). The Company had foreign currency exchange contract lines available in the amount of $1.57 billion at December 31, 2006 to enter into foreign currency forward contracts. As of December 31, 2006, the Company had foreign currency forward contracts in place with a notional amount of 8.6 billion Japanese yen, or approximately $72 million based upon the exchange rate at December 31, 2006. For the twelve months ended December 31, 2006, these foreign currency contracts resulted in a realized gain of $5.8 million, including forward point income. The foreign currency exposures hedged by these forward contracts had realized losses of $2.2 million. The Company has outstanding cash flow hedges designated to mitigate equity risk associated with certain available for sale equity securities totaling approximately $68 million. The changes in the fair value of the cash flow hedge are included in other comprehensive equity and were immaterial as of and for the year ended December 31, 2006. No cash flow hedges were outstanding in fiscal years prior to 2006. The Company does not enter into derivatives for speculative or trading purposes.

Note 9: Related Parties and Strategic Investments
     Toshiba. The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners. See also Note 8, “Commitments, Contingencies and Guarantees.” The Company purchased NAND flash memory wafers from FlashVision, Flash Partners and Toshiba, made payments for shared research and development expenses, made loans to FlashVision and Flash Partners and made investments in Flash Partners totaling approximately $658.4 million, $571.7 million and $516.6 million in the years ended December 31, 2006, January 1, 2006 and January 2, 2005 respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. At December 31, 2006 and January 1, 2006, the Company had accounts payable balances due to Toshiba of $19.2 million and $11.7 million, respectively. At December 31, 2006 and January 1, 2006, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $5.9 million and $4.2 million, respectively.
     FlashVision. The Company owns 49.9% of FlashVision. The Company’s obligations with respect to FlashVision’s lease arrangement, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 8. The fair value of the Company’s loan to FlashVision approximates book value. FlashVision is a variable interest entity and the Company is not the primary beneficiary of FlashVision because it is entitled to less than a majority of any residual gains and is obligated with respect to less than a majority of residual losses with respect to the venture. At December 31, 2006 and January 1, 2006, the Company had accounts payable balances due to FlashVision of $19.2 million and $23.0 million, respectively.
     The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with FlashVision was $246.0 million and $298.1 million, as of December 31, 2006 and January 1, 2006, respectively. These amounts are comprised of the Company’s investments, notes receivable and contingent indemnification obligation. At December 31, 2006 and January 1, 2006, the Company’s consolidated retained earnings included approximately $2.3 million and $2.1 million, respectively, of undistributed earnings of FlashVision.
     Flash Partners. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company’s obligations with respect to Flash Partner’s lease arrangement, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 8 “Commitments, Contingencies and Guarantees.” Flash Partners is a variable interest entity and the Company is not the primary beneficiary of Flash Partners because it is entitled to less than a majority of any residual gains and is obligated with respect to less than a majority of residual losses with respect to the venture. At December 31, 2006 and January 1, 2006, the Company had accounts payable balances due to Flash Partners of $42.4 million and $27.0 million, respectively.
     The Company’s maximum reasonably estimable loss exposure (other than lost profits) as a result of its involvement with Flash Partners was $865.4 million and $245.3 million as of December 31, 2006 and January 1, 2006, respectively. These amounts are comprised of the Company’s investments and guarantee of half of Flash Partners’ lease obligation.
     Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance, a business venture with Toshiba, formed on July 7, 2006. In the venture, the Company and Toshiba will collaborate in the development and manufacture of NAND flash memory products. These NAND flash memory products will be manufactured by Toshiba at its 300-millimeter wafer fabrication facility, Fab 4, being built in Yokkaichi, Japan, using the semiconductor manufacturing equipment that will be owned or leased by Flash Alliance. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting. The Company is committed to purchase half of Flash Alliance’s NAND wafer supply.
     The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Alliance was $4.3 million as of December 31, 2006. These amounts are comprised of the Company’s investments.

     The following summarizes the aggregated financial information for FlashVision, Flash Partners and Flash Alliance as of December 31, 2006 and January 1, 2006 (in thousands).

	December 31, 2006	January 1, 2006
	(Unaudited)
Current assets	$448,520	$373,409
Property, plant and equipment and other assets	1,652,706	1,039,844

Total assets	2,101,226	1,413,253
Current liabilities	1,169,543	881,529
Long-term liabilities	$262,063	$124,616
     The following summarizes the aggregated financial information for FlashVision, Flash Partners and Flash Alliance for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 respectively (in thousands). The Toshiba ventures’ year-ends are March 31, with quarters ending on March 31, June 30, September 30 and December 31.

		Twelve Months Ended
	December 31, 2006	January 1, 2006	January 2, 2005
		(Unaudited)
Net sales(1)	$1,462,024	$795,464	$502,949
Gross profit (loss)	8,894	(349)	2,553
Net income	$1,730	$763	$1,139

(1)	Net sales represent sales to both the Company and Toshiba. In addition, Flash Partners’ revenue in fiscal year 2004 of $21.2 million represents reimbursement of start-up costs.
     TwinSys. The Company assumed msystems’ ownership interest in the venture with Toshiba, TwinSys, designed to enable the parties to benefit from a portion of each party’s respective sales of USB flash drives. As of December 31, 2006, the Company had a 50.1% beneficial ownership in Twinsys, consisting of (i) 49.9% ownership in TwinSys and (ii) 0.2% interest held by Twinsys Ltd., in which the Company has a 51% ownership interest. For the period between the closing date of the msystems acquisition and December 31, 2006, TwinSys had sales to Toshiba of $28.1 million and purchases from Toshiba of $21.9 million. At December 31, 2006, TwinSys had receivables from Toshiba of $18.5 million and payables due to Toshiba of $39.9 million.
     Tower Semiconductor. As of December 31, 2006, the Company owned approximately 12.7% of the outstanding shares of Tower Semiconductor Ltd., or Tower, one of its suppliers of wafers for its controller components, has prepaid wafer credits issued by Tower, and has convertible debt and a warrant to purchase Tower ordinary shares. The Company’s Chief Executive Officer is also a member of the Tower board of directors. As of December 31, 2006, the Company owned approximately 12.8 million Tower shares with a carrying value and market value of $17.5 million and $21.9 million, respectively, and Tower prepaid wafer credits with a carrying value of zero. In addition, the Company holds a Tower convertible debenture with a market value of $5.8 million. Also, as of December 31, 2006, the Company loaned the $9.8 million to Tower to fund a portion of the overall expansion of Tower’s 0.13 micron logic wafer capacity. The loan to Tower is secured by the equipment purchased. The Company purchased controller wafers and related non-recurring engineering, or NRE, of approximately $41.0 million, $31.3 million and $28.4 million in the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At December 31, 2006 and January 1, 2006, the Company had amounts payable to Tower of approximately $7.7 million and $2.4 million, respectively.
     Flextronics. The Chairman of Flextronics International, Ltd., or Flextronics, has served on the Company’s Board of Directors since September 2003. For the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 the Company recorded revenues related to Flextronics and its affiliates of $106.6 million, $25.3 million and $4.3 million, respectively, and at December 31, 2006 and January 1, 2006, the Company had receivables from Flextronics and its affiliates of $18.9 million and $12.5 million, respectively. In addition, the Company purchased from Flextronics and its affiliates $53.5 million, $40.2 million and $37.4 million of services for card assembly and testing in the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, which are ultimately reflected as a component of the Company’s cost of product revenues. At December 31, 2006 and January 1, 2006, the Company had amounts payable to Flextronics and its affiliates of approximately $6.7 million and $5.4 million, respectively, for these services.

Note 10: Business Acquisitions
     msystems Ltd. On November 19, 2006, the Company completed the acquisition of msystems in an all stock transaction. This combination joins together two flash memory companies with complementary products, customers and channels. In the transaction, each msystems common share has been converted into 0.76368 shares of the Company’s common stock. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, or SFAS 141, Business Combinations.
     The purchase price is comprised of the following (in thousands):

Fair value of SanDisk common stock issued	$1,365,150
Estimated fair value of options and stock appreciation rights assumed	115,670
Direct transaction costs	14,918

Total estimated purchase price	$1,495,738

     As a result of the acquisition, the Company issued approximately 29.4 million shares of SanDisk common stock based on an exchange ratio of 0.76368 shares of the Company’s common stock for each outstanding share of msystems common stock as of November 19, 2006. The average market price per share of SanDisk common stock of $46.48 was based on the average of the closing prices for a range of trading days around the announcement date (July 30, 2006) of the proposed transaction.
     Pursuant to the terms of the merger agreement, each msystems stock option and stock appreciation right outstanding and unexercised as of November 19, 2006 was converted into a stock option and stock appreciation right, or SARs, to purchase the Company’s common stock. Based on msystems’ stock options outstanding at November 19, 2006, the Company assumed msystems’ options and SARs to purchase approximately 5.4 million shares of the Company’s common stock. The fair value of options and SARs assumed was estimated a valuation model with the following assumptions:

	Vested Options	Unvested Options	SARs
Valuation method	Black-Scholes-Merton	Black-Scholes-Merton	Binomial Model
Dividend yield	None	None	None
Expected volatility	0.50	0.50	0.50
Risk-free interest rate	5.04%	4.68%	4.67%
Weighted average expected life	0.9 Years	3.4 Years	3.7 Years
Fair value	$46.48	$46.48	$46.48
Exercise cap	N/A	N/A	$104.76
     Direct transaction costs of $15 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition. As of December 31, 2006, substantially all costs for accounting, legal, and other professional services have been paid.
     Net Tangible Assets. The preliminary allocation of the msystems purchase price to the tangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on management’s estimates of fair value, which included a third-party appraisal. The allocation of the purchase price may be subject to change based on final estimates of fair value, primarily related to acquisition-related restructuring, deferred taxes and actual transaction costs.

Cash	$41,657
Short-term investments	101,445
Accounts receivable	163,275
Inventory	133,512
Property and equipment, net	38,790
Other assets	49,127

Total assets acquired	527,806

Accounts payable	(133,263)
Other liabilities	(180,555)

Total liabilities assumed	(313,818)

Net tangible assets acquired	$213,988

     Purchase Price Allocation. In accordance with SFAS 141, the total preliminary purchase price was allocated to msystems’ net tangible and intangible assets based upon their estimated fair values as of November 19, 2006. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management. Some of these estimates are subject to change, particularly those estimates relating to potential restructuring activities, deferred taxes and actual transaction costs.
     The following represents the allocation of the preliminary purchase price to the acquired net assets of msystems (in thousands):

Net tangible assets acquired	$213,988
Goodwill	759,250
Other identifiable intangible assets
Core technology	235,500
Trademarks	4,000
Customer relationships	66,000
Backlog	5,000
Supply agreement	2,000

Total other identifiable intangible assets	312,500
Acquired in-process technology	186,000
Deferred tax liability	(31,339)
Assumed unvested stock-based awards to be expensed	55,339

Total preliminary estimated purchase price	$1,495,738

     The core technology and customer relationships are being amortized over an estimated useful life of five years. Backlog, trademarks and the supply agreement are being amortized over an estimated useful life of six months to five years. No residual value has been estimated for the intangible assets. In accordance with SFAS 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment.
     Acquisition-Related Restructuring. During the fourth quarter of fiscal 2006, the Company established its plans to integrate the msystems operations, which included the involuntary termination of approximately 100 employees and exiting duplicative facilities and recorded $1.6 million for acquisition-related restructuring activities, of which $0.3 million relates to excess lease obligations and $1.3 million is related to personnel. The lease obligations extend through the end of the lease term in fiscal 2016. These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire msystems. No restructuring accruals were paid or utilized as of December 31, 2006.
     U3 LLC. As a result of the msystems acquisition, the U3 venture between msystems and SanDisk became a wholly-owned subsidiary. At December 31, 2006, the minority interest relating to msystems’ ownership in U3 was eliminated.
     In-process Technology. As part of the msystems purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off in the fourth quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $186.0 million in the fourth quarter of fiscal 2006. As of December 31, 2006, it was estimated that these in-process projects would be completed at an estimated total cost of $13.1 million. The net cash flows from the identified projects were based on estimates of revenues, costs of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisition. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects were expected to grow through fiscal 2009 and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with ongoing maintenance after a product is released. These activities range from 0% to 5% of msystems’ portion of the Company’s net revenues for the in-process technologies.
     The effective tax rate used in the analysis of the in-process technologies reflects a historical industry-specific average for the United States federal income tax rates. A discount rate (the rate utilized to discount the net cash flows to their present values) of 19% was used in computing the present value of net cash flows for the projects. The percentage of completion was determined using costs incurred by msystems prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility.

     Matrix Semiconductor, Inc. On January 13, 2006, the Company completed the acquisition of Matrix Semiconductor, Inc., or Matrix, a designer and developer of three-dimensional (3-D) integrated circuits. Matrix® 3-D Memory is used for one-time programmable storage applications that complement the Company’s existing flash storage memory products. The Company acquired 100% of the outstanding shares of Matrix for a total purchase price of $296.4 million, consisting of $20.0 million in cash, 3,722,591 shares of common stock valued at $242.3 million, assumed equity instruments to issue 567,704 shares of common stock valued at $33.2 million and transaction expenses of $0.9 million primarily for accounting and legal fees. The assumed stock options were valued using the Black-Scholes-Merton valuation model with the following assumptions: stock price of $65.09; a weighted average volatility rate of 52.8%; a risk-free interest rate of 4.3%; a dividend yield of zero and a weighted average expected remaining term of 1.4 years. The fair value of unvested assumed stock options, which was valued at the consummation date, will be recognized as compensation expenses, net of forfeitures, over the remaining vesting period.
     Net Tangible Liabilities. The preliminary allocation of Matrix purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on management’s estimates of fair value, which included a third-party appraisal. The allocation of the purchase price may be subject to change based on final estimates of fair value, primarily related to acquisition-related restructuring.

Cash	$9,432
Accounts receivable	6,956
Inventory	4,010
Property and equipment, net	1,919
Other assets	1,786

Total assets acquired	24,103

Accounts payable	(2,302)
Other liabilities	(23,081)

Total liabilities assumed	(25,383)

Net tangible liabilities acquired	$(1,280)

     Purchase Price Allocation. The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible liabilities acquired	$(1,280)
Acquired in-process technology	39,600
Acquisition-related restructuring	(17,462)
Deferred income tax assets, net	13,666
Goodwill	145,492
Other intangible assets:
Core technology	76,300
Developed product technology	11,400
Customer relationships	14,100

281,816
Assumed unvested equity instruments to be expensed	14,563

Purchase price	$296,379

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
     Acquisition-Related Restructuring. During the first quarter of fiscal 2006, the Company established its plans to integrate the Matrix operations, which included exiting duplicative facilities and recorded $17.5 million for acquisition-related restructuring activities, of which $17.4 million relates to excess lease obligations. The lease obligations extend through the end of the lease term in 2016. These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire Matrix. As of December 31, 2006, the outstanding accrual balance was $16.3 million. The reduction in the accrual balance was primarily related to excess lease obligation payments.
     In-process Technology. As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology computer industry and written off in the first quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $39.6 million in the first quarter of fiscal 2006. As of December 31, 2006, it was estimated that these in-process projects would be completed over the next one to three years at an estimated total cost of $14 million.
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
     Pro Forma Results. The following unaudited pro forma financial information for the years ended December 31, 2006 and January 1, 2006, presents the combined results of the Company, Matrix and msystems, as if the acquisitions had occurred at the beginning of the periods presented (in thousands, except per share amounts). Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for acquired in-process technology were excluded as these items were non-recurring.

	December 31, 2006	January 1, 2006
Net revenues	$4,030,645	$2,925,431
Net income	$346,784	$295,305
Net income per share:
Basic	$1.51	$1.39
Diluted	$1.42	$1.29
     The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Matrix and msystems constituted a consolidated entity during such periods.

Note 11: Income Taxes
     The provision for income taxes consists of the following (in thousands):

	December 31, 2006	January 1, 2006	January 2, 2005
Current:
Federal	$174,320	$159,147	$138,558
State	27,788	24,592	13,731
Foreign	63,841	32,323	25,336

	265,949	216,062	177,625

Deferred:
Federal	(22,623)	15,663	(20,963)
State	(9,585)	(3,413)	(78)
Foreign	(3,548)	(1,389)	—

	(35,756)	10,861	(21,041)

Provision for income taxes	$230,193	$226,923	$156,584

     Income before provision for income taxes consisted of the following (in thousands):

	December 31, 2006	January 1, 2006	January 2, 2005
United States	$193,845	$500,727	$414,968
International	236,863	112,580	8,232

Total	$430,708	$613,307	$423,200

     The tax benefit associated with the exercise of stock options was credited to capital in excess of par value in the amount of $61.5 million, $95.6 million and $17.9 million in fiscal 2006, 2005 and 2004, respectively, when realized. In fiscal 2006, $4.6 million of tax benefit associated with the exercise of stock options was credited goodwill.
     The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

	December 31, 2006	January 1, 2006	January 2, 2005
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.1	2.2	2.1
Non-deductible stock option expense	2.9	—	—
Write-off of acquired in-process technology	18.3	—	—
Tax exempt interest income	(2.7)	(0.8)	(0.5)
Foreign earnings at other than U.S. rates	(2.3)	—	—
Other	(0.8)	0.6	0.4

	53.5%	37.0%	37.0%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. Significant components of the Company’s deferred tax assets as of December 31, 2006 and January 1, 2006 were as follows (in thousands):

	December 31, 2006	January 1, 2006
Deferred tax assets:
Inventory valuation	$14,600	$2,000
Deferred revenue recognized for tax purposes	57,400	51,000
Accruals and reserves not currently deductible	133,800	56,600
Unrealized loss on investments	24,500	20,400
Fixed assets and amortizable intangibles	44,800	15,500
Deductible stock options	19,800	—
Deductible original issue discount	136,700	—
Net operating loss and tax credit carryforwards	53,000	—
Other	3,400	5,200

Subtotal: Deferred tax assets	488,000	150,700
Valuation allowance for deferred tax assets	(60,100)	(14,900)

Total deferred tax assets	$427,900	$135,800

Deferred tax liabilities:
Acquired intangibles	$(63,800)	$—
Unrealized gain on sale of foundry shares	(28,200)	(19,500)
U.S. taxes provided on unremitted earnings of foreign subsidiaries	(88,500)	(26,500)

Total deferred tax liabilities	(180,500)	(46,000)

Total net deferred tax assets	$247,400	$89,800

     At December 31, 2006, a $60.1 million valuation allowance was provided on gross deferred tax assets, based upon available evidence that it is more likely than not that some of the deferred tax assets will not be realized. At January 1, 2006, $14.9 million valuation allowance was provided based, more likely than not, on our inability to recognize a tax benefit from certain write-downs on the Company’s investment in Tower. The valuation allowance increased $45.2 million in fiscal 2006 from fiscal 2005, primarily due to acquired deferred tax assets. Should the Company have the ability to benefit from the valuation allowance in future periods, approximately $45 million would be credited to goodwill, while the remainder would benefit the income statement.
     The Company also has federal and state net operating loss carryforwards of approximately $8 million and $52 million before federal benefit, respectively. Some net operating losses will begin to expire in fiscal 2012, if not utilized. The Company also has federal and state research credit carryforwards of approximately $9 million and $7 million before federal benefit, respectively. Some credit carryforwards will begin to expire in fiscal 2008, if not utilized. These carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986, as amended, for U.S. tax purposes and similar state provisions.
     No provision has been made for U.S. income taxes or foreign withholding taxes on $55 million of cumulative unremitted earnings of certain foreign subsidiaries as of December 31, 2006, since the Company intends to indefinitely reinvest these earnings. If these earnings were distributed to the United States, the Company would be subject to additional U.S. income taxes and foreign withholding taxes (subject to adjustment for foreign tax credits). As of December 31, 2006, the unrecognized deferred tax liability for these earnings was $19 million.
     The Company’s subsidiary, SanDisk IL Ltd., formerly msystems Ltd., is an “industrial company” under the Law for the Encouragement of Industry (Taxation), and its production facilities have been awarded “Approved Enterprise” status by the Israeli government under the Capital Investments Law according to six separate investment plans. SanDisk IL Ltd. has elected the “alternative benefits” track and has waived government grants in return for tax benefits.
     This status allows SanDisk IL Ltd. a four year tax exemption on undistributed earnings for investment plans commencing prior to or during 1996 and two year tax exemption on plans commencing after 1996, followed by a reduced rate of corporate income tax of 10%-25% for the remaining six or eight-year benefit periods respectively. Following SanDisk’s acquisition of SanDisk IL Ltd. the reduced corporate tax rate is expected to be 10%. Benefits relating to these investment plans will expire in fiscal years 2006 through 2015. In addition, under an agreement reached with the Israeli tax authorities, the proportionate share of income attributable to an Approved Enterprise facility acquired from Fortress V&T Ltd. in 2000 is subject to a 10-year tax exemption.
     Income from sources other than the Approved Enterprise during the benefit period will be subject to tax at the standard Israeli corporate tax rates.
     An amendment to the Capital Investments Law came into effect on April 1, 2005 and has significantly changed the provisions of the Capital Investments Law. However, SanDisk IL Ltd.’s existing Approved Enterprise plans which were approved prior to these changes in the Capital Investments Law will generally not be subject to the provisions of this amendment to the Capital Investments Law.
     The entitlement to the above benefits is conditional upon SanDisk IL Ltd. fulfilling the conditions stipulated by the Capital Investments Law, regulations published thereunder and the instruments of approval for the specific investments in Approved Enterprises. In the event of failure to comply with these conditions, the benefits may be cancelled and SanDisk IL Ltd. may be required to refund the amount of the benefits, in whole or part, including interest.

Note 12: Stockholders’ Rights Plan
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

Note 13: Net Income per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	FY 2006	FY 2005	FY 2004
Numerator:
Numerator for basic net income per share:
Net income	$198,896	$386,384	$266,616

Denominator for basic net income per share: Weighted average common shares outstanding	198,929	183,008	164,065

Basic net income per share	$1.00	$2.11	$1.63

Numerator for diluted net income per share:
Net income	$198,896	$386,384	$266,616
Tax-effected interest and bond amortization expenses attributable to the notes	58	—	5,368

Net income for diluted income per share	$198,954	$386,384	$271,984

Denominator for diluted net income per share:
Weighted average common shares	198,929	183,008	164,065
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock, restricted stock units and warrants (assuming proceeds would be used to purchase common stock)	8,284	10,008	10,406
Conversion of the Notes	238	—	14,366

Shares used in computing diluted net income per share	207,451	193,016	188,837

Diluted net income per share	$0.96	$2.00	$1.44

Anti-dilutive shares excluded from net income per share calculation	33,381	98	6,141

     Basic earnings per share exclude any dilutive effects of options, SARs, warrants, and convertible securities. Diluted earnings per share include the dilutive effects of stock options, SARs, warrants, and the 1% Notes due 2035. Certain common stock issuable under stock options, SARs, warrants and the 1% Notes due 2013 have been omitted from the diluted net income per share calculation because their inclusion is considered anti-dilutive.

Note 14: Litigation
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us. In each case listed below where we are the defendant, we intend to vigorously defend the action.
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. The District Court granted summary judgment of non-infringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. No trial date has been set for this case.
     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ’601 patent and an additional patent, U.S. Patent No. 4,841,222 (the ’222 patent). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the ’002 patent); 5,041,894 (the ’894 patent); and 6,226,219 (the ’219 patent), and omitting the ’601 and ’222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ’002, ’894, and ’219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ’002, ’894 and ’219 patents are unenforceable. On March 17, 2006, the Court granted a stipulation by the parties withdrawing all claims and counterclaims regarding the ’002 patent. On February 20, 2007, the Court entered an order staying the case to facilitate settlement negotiations.
     On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which is pending final court approval. In April 2006, the Court issued an order preliminarily approving the settlement. In August 2006, the Court held a hearing to consider final approval of the settlement, and on November 20, 2006, the Court issued its formal written order of approval. Two objectors to the settlement have filed separate appeals from the Court’s order granting final approval.
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents and seeks damages and an injunction. The complaint further seeks a declaratory judgment that the Company does not infringe several of ST’s U.S. patents. By order dated January 4, 2005, the court stayed the Company’s claim that ST infringes the Company’s patent pending an outcome in the ITC investigation initiated on November 15, 2004 (discussed below). On January 20, 2005, the court issued an order granting ST’s motion to dismiss the declaratory judgment causes of action. The Company has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The remainder of the case, including the Company’s infringement claim against ST, is stayed pending the outcome of the appeal.

     On October 15, 2004, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA 526) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission (“ITC”), naming STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) as respondents. In the complaint, the Company alleges that ST’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ’338 patent), and seeks an order excluding ST’s products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337 against ST in response to the Company’s complaint. On December 9, 2004, ST filed a response to the complaint, denying that they infringe the ’338 patent and alleging that the patent is invalid and/or unenforceable. A hearing was held from August 1-8, 2005. On October 19, 2005, the Administrative Law Judge issued an initial determination confirming the validity and enforceability of the Company’s ’338 patent by rejecting ST’s claims that the patent was invalidated by prior art. The initial determination, however, found that ST’s NAND flash memory chips did not infringe the asserted claims of the ’338 patent. On October 31, 2005, the Company filed a petition with the ITC to review and reverse the finding of non-infringement. Also, on October 31, 2005, ST filed a petition for review with the ITC to review and reverse the finding that the patent was valid and enforceable. On December 6, 2005, the ITC issued its decision. The ITC declined to review the finding of non-infringement, and, after reviewing the finding of validity, declined to take any position on the issue of validity. The Company is appealing the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit.
     On February 4, 2005, STMicro filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44 (the “’44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “’45 Action”), respectively. The complaints seek damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the ’45 Action. The counterclaims seek damages and injunctive relief against ST’s flash memory products. In the ’44 Action, the District Court granted SanDisk’s motion for summary judgment of non-infringement on all accused products. On February 6, 2007, the District Court dismissed the ’44 Action with prejudice, ordered that ST take nothing from the Company, and that costs be taxed against ST. ST has filed a motion to amend or correct the final judgment, but no ruling has issued. In the ’45 Action, the parties have filed motions for summary judgment regarding various aspects of the litigation; no ruling has issued. The ’45 Action is scheduled currently for jury selection and trial on April 16, 2007.
     On October 14, 2005, STMicroelectronics, Inc. (“STMicro”) filed a complaint against the Company and the Company’s CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal which asks that the Superior Court’s September 12 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. A Case Management Conference is scheduled for April 26, 2007. The Company also filed a special motion to strike ST’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company has appealed the denial of that motion.
     On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against STMicroelectronics, Inc. and STMicroelectronics, NV (collectively, “ST”) (Case No. C0505021 JF). In the suit, the Company seeks damages and injunctions against ST from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the “’517 patent). The case is presently stayed, pending the termination of the ITC investigation instituted February 8, 2006, discussed below.

     On January 10, 2006, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA-560) titled, “In the matter of certain NOR and NAND flash memory devices and products containing same” in the ITC, naming ST as respondents. In the complaint, the Company alleges that: (i) ST’s NOR flash memory infringes the “338 patent; (ii) ST’s NAND flash memory infringes U.S. Patent No. 6,542,956 (the “’956 patent”); and (iii) ST’s NOR flash memory and NAND flash memory infringe the ’517 patent. The complaint seeks an order excluding ST’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on the Company’s complaint, on February 8, 2006. On March 31, 2006, ST filed a motion for partial summary determination or termination of the investigation with respect to the ’338 patent. On May 1, 2006, the Administrative Law Judge (“ALJ”) denied ST’s motion in an initial determination that is subject to review by the ITC. On May 17, 2006, SanDisk filed a motion to voluntarily terminate the investigation with respect to the ’956 patent. On June 1, 2006, the ALJ issued an Initial Determination granting the Company’s motion. On August 15, 2006, the ALJ set December 4, 2006 as the date for the hearing, April 4, 2007 for the Initial Determination, and August 13, 2007 as the target date for completion of the investigation. On September 12, 2006, the Company filed a motion to voluntarily terminate the investigation with respect to claims 1, 2, and 4 of the ’517 patent. On October 10, 2006, the ALJ issued an Initial Determination granting the Company’s motion with respect to claims 2 and 4 of the ’517 patent. On September 25, 2006, ST filed motions for summary determination of non-infringement of the ’338 patent with respect to its current products and non-infringement of the ’338 and ’517 patents with respect to prospective products and of lack of domestic industry with regard to the ’338 patent. On the same date, SanDisk filed a motion for summary determination of the economic prong of the domestic industry requirement with regard to the ’517 patent. On November 17, 2006, the ALJ granted SanDisk’s motion for summary determination of the economic prong of domestic industry, and denied ST’s motion for summary determination of lack of domestic industry with regard to the ’338 patent. The ALJ denied one of ST’s motions for summary determination of noninfringement of the ’338 patent. The ALJ granted ST’s motion for summary determination with respect to ST’s binary NOR products, which SanDisk was no longer accusing, and terminated the investigation with respect to certain prospective products. On November 28, 2006, the ALJ denied ST’s second motion for summary determination of non-infringement of the ’338 patent. The ALJ then held an evidentiary hearing from December 1, 2006 through December 15, 2006. On January 16, 2007, the ALJ extended the due date of the initial determination due to June 1, 2007.
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
     In a related action, on March 9, 2006, the Company filed an action in the English High Court, Chancery Division, Patents Court, in London, against Sisvel and the owners of the patents Sisvel has asserted against the Company in the Netherlands. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), Institut für Rundfunktechnik GmbH (a German corporation) and Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., Case No. HC 06 C 00835. In this action, the Company seeks a declaration of non-infringement of the patents asserted by Sisvel in connection with the Company’s MP3 products. The Company also seeks a declaration that the patents are not “essential” to the technology of MP3 players, as Sisvel presently contends in the case filed in the Netherlands. The defendants have submitted their formal defense and counterclaimed for infringement. The trial in this matter is expected to take place along with the trial for Case No. HC 06 C 00615 in February 2008.
     In another related action, on April 13, 2006, Audio MPEG filed a complaint alleging patent infringement in the District Court for the Eastern District of Virginia. The case is Audio MPEG v. SanDisk Corporation, Case No. 2:06cv209 WDK/JEB. Audio MPEG holds itself out to be the U.S. subsidiary of Sisvel and purports to have the right to enforce certain patents in the U.S. on subject matter related to the patents asserted by Sisvel in the Netherlands. Specifically, Audio MPEG asserts U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”). The court has issued a case management order and has indicated that the trial should be expected to take place in December 2007.

     In another related action, on April 13, 2006, Sisvel filed suit against the Company’s subsidiary, SanDisk GmbH, for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk GmbH, file no. 7 O 90/06, which was served on the Company on or about May 10, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. In a first trial in September of 2006, the Mannheim court expressed reservations about Sisvel’s claim of infringement and ordered further briefing and a resumption of the trial, which was held in January 2007. The court indicated that it expects to hand down a decision in March 2007.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk Corporation, file no. 7 O 89/06, which was served on the Company in or about July, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. Both sides submitted initial pleadings and the court held a trial in January 2007. The court indicated that it expects to hand down a decision in March 2007.
     On August 7, 2006, two purported shareholder class and derivative actions, captioned Capovilla v. SanDisk Corp., No. 106 CV 068760, and Dashiell v. SanDisk Corp., No. 106 CV 068759, were filed in the Superior Court of California in Santa Clara County, California. On August 9, 2006, and August 17, 2006, respectively, two additional purported shareholder class and derivative actions, captioned Lopiccolo v. SanDisk Corp., No. 106 CV 068946, and Sachs v. SanDisk Corp., No. 1-06-CV-069534, were filed in that court. These four lawsuits were subsequently consolidated under the caption In re msystems Ltd. Shareholder Litigation, No. 106 CV 068759 and on October 27, 2006, a consolidated amended complaint was filed that supersedes the four original complaints. The lawsuit is brought by purported shareholders of msystems and names as defendants the Company and each of msystems’ directors, including its President and Chief Executive Officer, and its former Chief Financial Officer (now its Chief Operating Officer), and names msystems as a nominal defendant. The lawsuit asserts purported class action and derivative claims. The alleged derivative claims assert, among other things, breach of fiduciary duties, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement with respect to past stock option grants. The alleged class and derivative claims also assert claims for breach of fiduciary duty by msystems’ board, which the Company is alleged to have aided an abetted, with respect to allegedly inadequate consideration for the merger, and allegedly false or misleading disclosures in proxy materials relating to the merger. The complaints seek, among other things, equitable relief, including enjoining the proposed merger, and compensatory and punitive damages.
     On September 11, 2006, Mr. Rabbi, a shareholder of msystems Ltd. (“msystems”), filed a derivative action and a motion to permit him to file the derivative action against four directors of msystems and msystems, arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law. Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems. On October 17, 2006, msystems filed a motion to change its title in the motion to permit the filing of the derivative action from a “Formal Respondent” to a “Respondent,” and Mr. Rabbi has consented to this motion. msystems received an extension of time to file its response to the motion until March 25, 2007. On January 25, 2007, msystems filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company.
     On February 20, 2007, Texas MP3 Technologies Ltd. filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple Computer, Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging patent infringement related to MP3 players.

Note 15: Condensed Consolidating Financial Statements
     As part of the acquisition of msystems, the Company entered into a supplemental indenture whereby the Company became an additional obligor and guarantor of the assumed $75 million 1% Convertible Notes due 2035 issued by msystems Finance Company, (the “Subsidiary Issuer” or “mfinco”) and previously guaranteed by msystems Ltd. (the “Other Guarantor Subsidiary” or “msystems”). SanDisk Corporation’s (the “Parent Company” or the “Company”) guarantee is full and unconditional, jointly and severally with msystems. Both msystems and mfinco are wholly-owned subsidiaries of the Company. The following condensed consolidating financial statements present separate information for mfinco as the original issuer, the Company and msystems as guarantors and the Company’s other combined non-guarantor subsidiaries, and should be read in conjunction with the consolidated financial statements of the Company.
     These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. Only fiscal year 2006 financials are presented as the inception of the guarantee by the Company coincides only with the consummation of the acquisition of msystems on November 19, 2006. Therefore the results of operations and statement of cashflow presented for mfinco and msystems represent the period from the date of acquisition, November 19, 2006, to December 31, 2006.
Condensed Consolidating Statements of Operations
For the year ended December 31, 2006

			Other	Combined
	Parent	Subsidiary	Guarantor	Non-Guarantor	Consolidating	Total
	Company	Issuer	Subsidiary	Subsidiaries	Adjustments	Company
			(In thousands)
Total revenues	$2,101,601	$—	$89,411	$4,165,416	$(3,098,903)	$3,257,525
Total cost of revenues	1,280,102	—	84,763	3,664,513	(3,011,326)	2,018,052

Gross profits	821,499	—	4,648	500,903	(87,577)	1,239,473
Total operating expenses	467,259	—	212,735	324,587	(91,442)	913,139

Operating income	354,240	—	(208,087)	176,316	3,865	326,334
Total other income (expense)	96,415	5	1,663	44,925	(40,253)	102,755

Income (loss) before taxes	450,655	5	(206,424)	221,241	(36,388)	429,089
Provision (benefit) for income taxes	229,376	—	(1,485)	2,302	—	230,193
Equity in net income of consolidated subsidiaries	207,438	—	528	26,077	(234,043)	—

Net income (loss)	$428,717	$5	$(204,411)	$245,016	$(270,431)	$198,896

Condensed Consolidating Balance Sheets
As of December 31, 2006

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company	Issuer	Subsidiary	Subsidiaries	Adjustments	Company
			(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,165,473	$48	$71,839	$340,291	$3,049	$1,580,700
Short-term investments	1,192,084	—	26,294	2,681	7,714	1,228,773
Accounts receivable, net	256,801	—	55,864	313,407	(14,332)	611,740
Inventory	106,772	—	71,839	318,154	(781)	495,984
Deferred taxes	152,791	—	—	23,217	(1)	176,007
Other current assets	344,722	69,992	74,434	229,912	(570,403)	148,657

Total current assets	3,218,643	70,040	300,270	1,227,662	(574,754)	4,241,861
Property and equipment, net	182,750	—	34,870	100,345	—	317,965
Goodwill	—	—	759,729	150,470	55	910,254
Intangibles, net	—	—	312,682	76,396	—	389,078
Other non-current assets	1,735,998	2,882	111,754	368,467	(1,110,476)	1,108,625

Total assets	$5,137,391	$72,922	$1,519,305	$1,923,340	$(1,685,175)	$6,967,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,910	$—	$46,349	$312,219	$(981)	$401,497
Other current accrued liabilities	515,042	226	59,287	512,525	(592,130)	494,950

Total current liabilities	558,952	226	105,636	824,744	(593,111)	896,447
Convertible long-term debt	1,150,000	71,471	—	4,614	(1,085)	1,225,000
Non-current liabilities and deferred revenue	18,029	—	32,229	35,746	(7,802)	78,202

Total liabilities	1,726,981	71,697	137,865	865,104	(601,998)	2,199,649

Stockholders’ Equity:
Common stock	2,387,819	—	1,085,277	675,218	(491,193)	3,657,121
Retained earnings	1,018,566	1,225	290,390	373,881	(578,542)	1,105,520
Accumulated other comprehensive income	4,025	—	5,773	9,137	(13,442)	5,493

Total stockholders’ equity	3,410,410	1,225	1,381,440	1,058,236	(1,083,177)	4,768,134

Total liabilities and stockholders’ equity	$5,137,391	$72,922	$1,519,305	$1,923,340	$(1,685,175)	$6,967,783

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2006

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company	Issuer	Subsidiary	Subsidiaries	Adjustments	Company
	(In thousands)
Net cash provided by (used in) operating activities	458,012	—	(15,214)	330,026	(174,761)	598,063

Net cash provided by (used in) investing activities	(1,039,970)	—	73,927	(12,018)	—	(978,061)

Net cash provided by (used in) financing activities	1,201,779	—	(3,222)	(1,269)	—	1,197,288

Effect of changes in foreign currency exchange rates on cash	1,542	—	247	(437)	—	1,352

Net increase (decrease) in cash and cash equivalents	621,363	—	55,738	316,302	(174,761)	818,642
Cash and cash equivalents at beginning of period	544,110	48	16,101	23,990	177,809	762,058

Cash and cash equivalents at end of period	$1,165,473	$48	$71,839	$340,292	$3,048	$1,580,700

Note 16: Supplementary Financial Data (Unaudited)

	Quarters Ended
	April 2, 2006	July 2, 2006	October 1, 2006	December 31, 2006
	(In thousands, except per share data)
2006
Revenues
Product	$537,728	$636,675	$673,189	$1,078,880
License and royalty	85,532	82,510	78,196	84,815

Total revenues	623,260	719,185	751,385	1,163,695
Gross profit(1)	238,393	289,008	296,040	416,032
Operating income(1)	57,925	128,542	128,327	11,540
Net income (loss)	$35,115	$95,641	$103,281	$(35,141)
Net income (loss) per share
Basic	$0.18	$0.49	$0.53	$(0.17)
Diluted	$0.17	$0.47	$0.51	$(0.17)

	Quarters Ended
	April 3, 2005	July 3, 2005	October 2, 2005	January 1, 2006
	(In thousands, except per share data)
2005
Revenues
Product	$399,679	$453,762	$529,735	$683,431
License and royalty	51,296	61,134	59,896	67,136

Total revenues	450,975	514,896	589,631	750,567
Gross profit	199,787	214,099	256,784	302,064
Operating income	113,519	106,044	158,568	198,451
Net income(2)	$74,516	$70,496	$107,458	$133,914
Net income per share
Basic(3)	$0.41	$0.39	$0.59	$0.72
Diluted(3)	$0.39	$0.37	$0.55	$0.68

(1) Includes the following charges related to acquisitions of Matrix in January 2006 and msystems in November 2006, share-based compensation and amortization of acquisition-related intangible assets:

	Quarters Ended
	April 2, 2006	July 2, 2006	October 1, 2006	December 31, 2006
	(In thousands)
Write-off of acquired in-process technology	$39,600	$—	$—	$186,000
Share-based compensation	18,786	25,870	25,192	30,793
Amortization of acquisition-related intangible assets	3,715	4,432	4,432	15,221

Total	$62,101	$30,302	$29,624	$232,014

(2)	In the first and second quarter of 2005, we recognized a loss of ($10.1) million and ($0.1) million on the other-than-temporary decline in the fair value of our investment in Tower and our Tower warrants, respectively.

(3)	Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option strike prices.

Note 17: Subsequent Events
     In September 2006, Flash Partners entered into a master equipment lease agreement providing for up to 98.0 billion Japanese yen, or approximately $823 million based upon the exchange rate at December 31, 2006, of original lease obligations. On January 10, 2007, Flash Partners utilized approximately 52.0 billion Japanese yen, or approximately $437 million based upon the exchange rate at December 31, 2006, of the total amount provided for under the September 2006 master lease agreement, of which the Company guaranteed 26.0 billion Japanese yen, or approximately $218 million based upon the exchange rate at December 31, 2006. See Note 8, “Commitments, Contingencies and Guarantees.”
     On February 15, 2007, the Board of Directors of the Company approved a plan (the “Plan”) to reduce operating costs, which includes a worldwide reduction in force of up to 10% of the Company’s headcount, or approximately 250 employees. The Company expects to incur a restructuring charge in connection with the Plan of approximately $15 million to $20 million, with the majority of the expense occurring in the first quarter of 2007. Cash payments associated with the Plan will be approximately half of the total restructuring charge, with the remainder comprised of share-based compensation charges resulting primarily from acceleration of certain equity awards as per terms of the msystems acquisition. The workforce reduction will impact functions related to operations, engineering, sales and marketing and administration, and will primarily be based in the United States and Israel, and to a lesser degree, other international locations. The Plan is expected to be completed by the third quarter of fiscal 2007.

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

Dated: February 27, 2007
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

	Signature	Title	Date

By:	/s/ Eli Harari (Dr. Eli Harari)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2007

By:	/s/ Judy Bruner (Judy Bruner)	Executive Vice President, Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2007

By:	/s/ Irwin Federman (Irwin Federman)	Vice Chairman of the Board and Lead Independent Director	February 27, 2007

By:	/s/ Steven J. Gomo	Director	February 27, 2007

(Steven J. Gomo)

By:	/s/ Catherine P. Lego	Director	February 27, 2007

(Catherine P. Lego)

By:	/s/ Michael E. Marks	Director	February 27, 2007

(Michael E. Marks)

By:	/s/ James D. Meindl	Director	February 27, 2007

(James D. Meindl)

S-1

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title
2.1
Agreement and Plan of Merger, dated as of October 20, 2005, by and among the Registrant, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(26)

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among the Registrant, Project Desert Ltd. and msystems Ltd.(30)

3.1	Restated Certificate of Incorporation of the Registrant.(2)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(7)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(10)

3.4	Certificate of Amendment to the Amended Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(33)

3.5	Restated Bylaws of the Registrant, as amended April 5, 2006.(27)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(4)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(19)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.(2), (7), (10), (33)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(18)

4.3	Amendment No. 1 to Rights Agreement by and between the Registrant and Computershare Trust Company, Inc., dated as of November 6, 2006.(36)

4.4	SanDisk Corporation Form of Indenture (including notes).(28)

4.5	Indenture (including form of Notes) with respect to the Registrant’s 1.00% Convertible Senior Notes due 2013 dated as of May 15, 2006 by and between the Registrant and The Bank of New York.(29)

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(2)

10.2	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)

10.3	Lease Agreement between the Registrant and G.F. Properties, dated March 1, 1996.(3)

10.4	Amendment to Lease Agreement between the Registrant and G.F. Properties, dated April 3, 1997.(5)

10.5	Lease Agreement between the Registrant and G.F. Properties, dated June 10, 1998.(6)

10.6	SanDisk Corporation 1995 Stock Option Plan, as Amended and Restated January 2, 2002.(15), (*)

10.7	SanDisk Corporation 1995 Non-Employee Directors Stock Option Plan, as Amended and Restated as of January 2, 2004.(16), (*)

10.8	Share Purchase Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(8)

Exhibit
Number	Exhibit Title
10.9	Escrow Agreement, dated as of August 14, 2000, by and between the Registrant, Tower Semiconductor Ltd. and Union Bank of California, N.A.(8)

10.10	Additional Purchase Obligation Agreement, dated as of July 4, 2000, by and between the Registrant and Tower Semiconductor Ltd.(8)

10.11
Registration Rights Agreement, dated as of January 18, 2001, by and between the Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation.(9)

10.12	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among the Registrant, The Israel Corporation, Alliance Semiconductor Ltd. and Macronix International Co., Ltd.(9)

10.13
Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Leumi Le Israel B.M., a banking corporation organized under the laws of the State of Israel, The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(35)

10.14
Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Hapoalim B.M., a banking corporation organized under the laws of the State of Israel, The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(35)

10.15	Amendment to Share Purchase Agreement, dated as of March 20, 2002, by and between the Registrant and Tower Semiconductor Ltd.(11)

10.16	Amendment to Share Purchase Agreement, dated as of February 21, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(17)

10.17	Side Letter to Amendment to Share Purchase Agreement, dated as of February 24, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(17)

10.18	Side Letter to Amendment to Share Purchase Agreement, dated as of April 14, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(17)

10.19
Amendment No. 3 to Payment Schedule of Series A-5 Additional Purchase Obligations, Waiver of Series A-5 Conditions, Conversion of Series A-4 Wafer Credits and Other Provisions, dated as of November 11, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(19)

10.20	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(12), (1)

10.21	Amendment to New Master Agreement, dated and effective as of August 13, 2002 by and between the Registrant and Toshiba Corporation.(13), (1)

10.22	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(12), (1)

10.23	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(12), (1)

10.24	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(12)

10.25	Amendment No. 2 to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(34)

10.26	Settlement Agreement, dated as of November 14, 2003, by and among the Registrant, Lee and Li and certain Lee and Li partners.(19), (1)

10.27
Form of Change of Control Agreement entered into by and between the Registrant and each of the following officers of the Registrant: the Chief Financial Officer; the Executive Vice President and Chief Operating Officer; the Sr. Vice President and General Manager, Retail Business Unit; the Sr. Vice President, Engineering; the Vice President and General Counsel; and the Vice President, Business Development.(20), (*)

Exhibit
Number	Exhibit Title
10.28	Change of Control Agreement entered into by and between the Registrant and the President and Chief Executive Officer of the Registrant.(20), (*)

10.29	Settlement and Release Agreement, dated as of June 29, 2004, by and between the Registrant and Michael Gray.(21)

10.30	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(21), (1)

10.31	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.(31), (+)

10.32	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation.(21), (1)

10.33	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(31), (+)

10.34	Amended and Restated Common R&D and Participation Agreement, dated as of September 10, 2004, by and between the Registrant and Toshiba Corporation.(21), (1)

10.35	Second Amended and Restated Common R&D and Participation Agreement, dated as of July 7, 2006, by and between the Registrant and Toshiba Corporation.(31), (+)

10.36	Amended and Restated Product Development Agreement, dated as of September 10, 2004, by and between the Registrant and Toshiba Corporation.(21), (1)

10.37	Second Amended and Restated Product Development Agreement, dated as of July 7, 2006, by and between the Registrant and Toshiba Corporation.(31), (+)

10.38	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(21), (1)

10.39	Flash Alliance Mutual Contribution and Environmental Indemnification Agreement, dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(31), (+)

10.40	Patent Indemnification Agreement, dated as of September 10, 2004 by and among the Registrant and the other parties thereto.(21), (1)

10.41	Patent Indemnification Agreement, dated as of July 7, 2006, by and among the Registrant and the other parties thereto.(31), (+)

10.42	Master Lease Agreement, dated as of December 24, 2004, by and among Mitsui Leasing & Development, Ltd., IBJ Leasing Co., Ltd., and Sumisho Lease Co., Ltd. and Flash Partners Ltd.(22), (1)

10.43
Master Lease Agreement, dated as of September 22, 2006, by and among Flash Partners Limited Company, SMBC Leasing Company, Limited, Toshiba Finance Corporation, Sumisho Lease Co., Ltd., Fuyo General Lease Co., Ltd., Tokyo Leasing Co., Ltd., STB Leasing Co., Ltd. and IBJ Leasing Co., Ltd.(31), (+)

10.44	Guarantee Agreement, dated as of December 24, 2004, by and between the Registrant and Mitsui Leasing & Development, Ltd.(22)

10.45	Guarantee Agreement, dated as of September 22, 2006, by and among the Registrant, SMBC Leasing Company, Limited and Toshiba Finance Corporation.(31)

10.46	Amended and Restated SanDisk Corporation 2005 Incentive Plan.(34), (*)

10.47	SanDisk Corporation Form of Notice of Grant of Stock Option.(23), (*)

Exhibit
Number	Exhibit Title
10.48	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).(23), (*)

10.49	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).(23), (*)

10.50	SanDisk Corporation Form of Stock Option Agreement.(23), (*)

10.51	SanDisk Corporation Form of Automatic Stock Option Agreement.(23), (*)

10.52	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement.(23), (*)

10.53	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement (Director Grant).(23), (*)

10.54	SanDisk Corporation Form of Restricted Stock Award Agreement.(23), (*)

10.55	SanDisk Corporation Form of Restricted Stock Award Agreement (Director Grant).(23), (*)

10.56	Form of Amendment to Change of Control Agreement for those officers of the Registrant who are party to such Agreement.(24), (*)

10.57	Guarantee Agreement between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(25)

10.58	Guarantee Agreement, dated as of June 20, 2006, by and between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(34)

10.59	Basic Lease Contract between Flash Partners Yuken Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(25), (+)

10.60	Basic Lease Contract, dated as of June 20, 2006, by and between Flash Partners Yuken Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(34), (+)

10.61	SanDisk Corporation Form of Voting Agreement.(30)

10.62	Sublease (Building 3), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(34)

10.63	Sublease (Building 4), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(34)

10.64	Sublease (Building 5), dated as of November 1, 2006 by and between Maxtor Corporation and the Registrant.(**)

10.65	Sublease (Building 6), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(34)

10.66	Separation Agreement between the Registrant and Nelson Chan, dated as of December 8, 2006.(32)

12.1	Computation of ratio of earnings to fixed charges. (**)

21.1	Subsidiaries of the Registrant(**)

23.1	Consent of Independent Registered Public Accounting Firm(**)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(**)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(**)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

Exhibit
Number	Exhibit Title
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

+	Confidential treatment has been requested with respect to certain portions hereof.

1.	Confidential treatment granted as to certain portions of these exhibits.

2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

3.	Previously filed as an Exhibit to the Registrant’s 1995 Annual Report on Form 10-K. (File No. 0-26734)

4.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

5.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.

6.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 1998.

7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

9.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.

10.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

11.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

12.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

13.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

14.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-63076).

15.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-85320).

16.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-112139).

17.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 30, 2003.

18.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

19.	Previously filed as an Exhibit to the Registrant’s 2003 Annual Report on Form 10-K.

20.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 27, 2004.

21.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 26, 2004.

22.	Previously filed as an Exhibit to the Registrant’s 2004 Annual Report on Form 10-K.

23.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 3, 2005.

24.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended July 3, 2005.

25.	Previously filed as an Exhibit to the Registrant’s 2005 Annual Report on Form 10-K.

26.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated January 20, 2006.

27.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated April 10, 2006.

28.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 9, 2006.

29.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 15, 2006.

30.	Previously filed as an Exhibit to the Registrant’s Form 8-K/A dated August 1, 2006.

31.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended October 1, 2006

32.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated December 8, 2006.

33.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated June 1, 2006.

34.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended July 2, 2006.

35.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d)/A dated October 12, 2006.

36.	Previously filed as an Exhibit to the Registrant’s Form 8-A/A dated November 8, 2006.

