Form 10-Q
period 2007-04-01
SANDISK CORP
filed 2007-05-09
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
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
Yes ☐            No ☑
     Number of shares outstanding of the issuer’s common stock $0.001 par value, as of April 1, 2007: 228,212,880.

SanDisk Corporation

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (in thousands)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2007	December 31, 2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,811,109	$1,580,700
Short-term investments	1,144,838	1,228,773
Accounts receivable from product revenues, net	144,228	611,740
Inventory	594,156	495,984
Deferred taxes	175,770	176,007
Other current assets	187,379	148,657

Total current assets	4,057,480	4,241,861
Long-term investments	527,363	457,184
Property and equipment, net	328,645	317,965
Notes receivable and investments in flash ventures	442,884	462,307
Deferred taxes	95,366	102,100
Goodwill	852,862	910,254
Intangibles, net	376,827	389,078
Other non-current assets	68,783	87,034

Total assets	$6,750,210	$6,967,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$188,680	$261,870
Accounts payable to related parties	159,710	139,627
Other accrued liabilities	162,687	311,000
Deferred income on shipments to distributors and retailers and deferred revenue	99,273	183,950

Total current liabilities	610,350	896,447
Convertible long-term debt	1,225,000	1,225,000
Deferred taxes and other non-current liabilities	115,269	72,226

Total liabilities	1,950,619	2,193,673
Minority interest	3,651	5,976
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	228	226
Capital in excess of par value	3,686,334	3,656,895
Retained earnings	1,099,580	1,105,520
Accumulated other comprehensive income	9,798	5,493

Total stockholders’ equity	4,795,940	4,768,134

Total liabilities and stockholders’ equity	$6,750,210	$6,967,783

*Information derived from the audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	April 1, 2007	April 2, 2006
	(In thousands, except per share amounts)
Revenues:
Product	$689,357	$537,728
License and royalty	96,729	85,532

Total revenues	786,086	623,260
Cost of product revenues	570,088	384,867
Amortization of acquisition-related intangible assets	21,062	—

Total cost of product revenues	591,150	384,867
Gross profit	194,936	238,393
Operating expenses:
Research and development	95,640	63,762
Sales and marketing	56,206	43,375
General and administrative	46,991	30,016
Write-off of acquired in-process technology	—	39,600
Amortization of acquisition-related intangible assets	9,100	3,715
Restructuring	6,516	—

Total operating expenses	214,453	180,468

Operating income (loss)	(19,517)	57,925

Interest income	37,488	15,277
Interest expense and other income (expense), net	(1,229)	3,187

Total other income	36,259	18,464

Income before taxes	16,742	76,389
Provision for income taxes	12,157	41,274

Income after taxes	4,585	35,115
Minority interest	5,160	—

Net income (loss)	$(575)	$35,115

Net income (loss) per share:
Basic	$(0.00)	$0.18

Diluted	$(0.00)	$0.17

Shares used in computing net income (loss) per share:
Basic	227,455	193,077
Diluted	227,455	201,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	April 1, 2007	April 2, 2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(575)	$35,115
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	11,431	(13,456)
Gain on investment in foundries	(2,204)	(593)
Depreciation and amortization	65,096	26,397
Provision for doubtful accounts	913	(526)
Share-based compensation expense	31,219	18,785
Tax benefit from share-based compensation	(6,261)	(41,909)
Write-off of acquired in-process technology	—	39,600
Other non-cash charges (income)	4,749	(1,208)
Changes in operating assets and liabilities:
Accounts receivable from product revenues	467,030	90,546
Inventories	(98,109)	(75,484)
Other assets	63,426	59,581
Accounts payable trade	(73,234)	(58,135)
Accounts payable to related parties	22,547	6,208
Other liabilities	(230,779)	(32,472)

Total adjustments	255,824	17,334

Net cash provided by operating activities	255,249	52,449

Cash flows from investing activities:
Purchases of short and long-term investments	(537,162)	(119,769)
Proceeds from sale and maturities of short and long-term investments	549,146	154,664
Investment in Flash Partners and Flash Alliance	—	(43,581)
Acquisition of property and equipment, net	(43,799)	(52,597)
Notes receivable from FlashVision	24,777	—
Purchased technology and other assets	(13,240)	—
Cash acquired in business combination, net of acquisition costs	—	9,432

Net cash used in investing activities	(20,278)	(51,851)

Cash flows from financing activities:
Proceeds from employee stock programs	38,370	46,061
Distribution to minority interest	(7,485)	—
Tax benefit from share-based compensation	6,261	41,909
Share repurchase programs	(42,096)	—

Net cash provided by (used in) financing activities	(4,950)	87,970

Effect of changes in foreign currency exchange rates on cash	388	(61)

Net increase in cash and cash equivalents	230,409	88,507
Cash and cash equivalents at beginning of the period	1,580,700	762,058

Cash and cash equivalents at end of the period	$1,811,109	$850,565

Supplemental disclosures of cash flow information:
Issuance of stock for acquisition	$—	$260,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of April 1, 2007, the statements of operations for the three months ended April 1, 2007 and April 2, 2006 and the statements of cash flows for the three months ended April 1, 2007 and April 2, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended April 1, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.
     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30, respectively. The first quarters of fiscal 2007 and fiscal 2006 ended on April 1, 2007 and April 2, 2006, respectively. Fiscal 2007 ends on December 30, 2007 and fiscal 2006 ended on December 31, 2006.
     Organization and Nature of Operations. The Company was incorporated in Delaware on June 1, 1988. The Company designs, develops and markets flash storage card products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.
     Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiary. The condensed consolidated financial statements also include the results of companies acquired by the Company from the date of each acquisition.
     Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories and related reserves, investments, income taxes, warranty obligations, restructuring and contingencies, stock compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.
Recent Accounting Pronouncements
     SFAS No. 159. In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Establishing the Fair Value Option for Financial Assets and Liabilities. The FASB has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, or the Company’s 2008 fiscal year, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company has not completed its analysis but does not expect the adoption of SFAS 159 to have a material effect on the Company’s financial condition.
     EITF Issue No. 07-2. In the Emerging Issues Task Force (“Task Force”) March 15, 2007 meeting, the Task Force opened EITF Issue No. 07-2 (“EITF 07-2”), Accounting for Convertible Debt Instruments That Require or Permit Partial Cash

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Settlement upon Conversion. The Task Force was asked to consider how a company should account for a convertible debt instrument that requires or permits partial cash settlement upon conversion if, at issuance, the embedded conversion option is not required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The question is whether such instruments should be accounted for as convertible debt in accordance with Accounting Principles Board Opinion 14 (“APB 14”), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and its related interpretations. Under APB 14, no proceeds would be allocated to the conversion feature of convertible debt. The scope of this issue would include Instrument C in EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which is a debt instrument that, on conversion, must be satisfied with cash for the accreted value of the obligation and with either cash or stock for the conversion spread. As of April 1, 2007, the Task Force discussed the scope of this issue without reaching any conclusions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
2. Balance Sheet Detail
     Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	April 1, 2007	December 31, 2006
Trade accounts receivable	$605,310	$1,056,616
Related party accounts receivable	86,446	41,708
Allowance for doubtful accounts	(12,152)	(11,452)
Price protection, promotions and other reserves	(535,376)	(475,132)

Total accounts receivable from product revenues, net	$144,228	$611,740

     In the three months ended April 1, 2007, the Company’s accounts receivable from product revenues have decreased from the prior quarter primarily due to collection on higher fourth quarter of fiscal 2006 receivable balances, decreased shipments and increased price protection and promotional activities.
     Inventory. Inventories were as follows (in thousands):

	April 1, 2007	December 31, 2006
Raw material	$200,834	$157,163
Work-in-process	59,201	64,009
Finished goods	334,121	274,812

Total inventories	$594,156	$495,984

     Other Current Assets. Other current assets were as follows (in thousands):

	April 1, 2007	December 31, 2006
Royalty and other receivables	$89,736	$82,569
Interest receivable	15,542	14,561
Prepaid expenses	27,395	22,276
Investment in foundries	24,957	22,720
Other current assets	29,749	6,531

Total other current assets	$187,379	$148,657

     Notes Receivables and Investments in Flash Ventures. Notes receivable and investments in flash ventures were as follows (in thousands):

	April 1, 2007	December 31, 2006
Notes receivable, FlashVision	$13,192	$38,229
Notes receivable, Flash Partners	93,625	92,421
Investment in FlashVision	161,640	159,144
Investment in Flash Partners	170,164	168,210
Investment in Flash Alliance	4,263	4,303

Total notes receivable and investments in flash ventures	$442,884	$462,307

     Other Non-current Assets. Other non-current assets were as follows (in thousands):

	April 1, 2007	December 31, 2006
Investment in foundries	$10,925	$17,071
Deposits	6,253	6,381
Other non-current assets	51,605	63,582

Total other non-current assets	$68,783	$87,034

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Other Accrued Liabilities. Other accrued liabilities were as follows (in thousands):

	April 1, 2007	December 31, 2006
Accrued payroll and related expenses	$48,827	$61,050
Taxes payable and deferred tax liability	9,317	119,502
Research and development liability, related party	8,314	5,850
Other accrued liabilities	96,229	124,598

Total other accrued liabilities	$162,687	$311,000

     Convertible Long-term Debt. The carrying value of our long-term borrowings as of April 1, 2007 and December 31, 2006 are as follows (in thousands):

	April 1, 2007	December 31, 2006
1% Convertible Senior Notes due 2013	$1,150,000	$1,150,000
1% Convertible Notes due 2035	75,000	75,000

Total long-term debt	$1,225,000	$1,225,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
3. Share-Based Compensation
Share-Based Plans
     The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employees. This program includes incentive and non-statutory stock option awards, stock appreciation rights awards, restricted stock awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various plans, all of which are stockholder approved. Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. Awards under the stock issuance program generally vest in equal annual installments over a 4 year period. Grants under the automatic grant program vest in accordance with the specific vesting provisions set forth in that program. Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase.
Valuation Assumptions
     The fair value of the Company’s stock options granted to employees for the three months ended April 1, 2007 and April 2, 2006 was estimated using the following weighted average assumptions:

	Three months ended
	April 1, 2007	April 2, 2006
Option Plan Shares
Dividend yield	None	None
Expected volatility	0.46	0.51
Risk-free interest rate	4.55%	4.39%
Expected lives	3.5 years	3.6 years
Estimated annual forfeitures rate	7.74%	8.20%
Weighted average fair value at grant date	$15.64	$27.17

Employee Stock Purchase Plan Shares
Dividend yield	None	None
Expected volatility	0.44	0.54
Risk-free interest rate	5.16%	4.69%
Expected lives	1/2 year	1/2 year
Weighted average fair value at exercise date	$11.44	$20.45

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Share-Based Compensation Plan Activities
     Stock Option and SARs. Stock option and SAR activity for the three months ended April 1, 2007, is as follows (in thousands, except exercise price and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Options and SARs outstanding at December 31, 2006	26,392	$31.97
Granted	3,952	42.02
Exercised	(1,671)	21.13
Forfeited	(457)	45.21
Expired	(44)	55.92

Options and SARs outstanding at April 1, 2007	28,172	33.78	6.5	$372,452

Options and SARs vested and expected to vest after April 1, 2007	26,312	33.00	6.4	$365,847

Options and SARs exercisable at April 1, 2007	12,239	$21.85	5.7	$287,838

     During the three months ended April 1, 2007 and April 2, 2006, the aggregate intrinsic value of options and SARs exercised under the Company’s share-based compensation plans was $32.0 million and $117.7 million, respectively. At April 1, 2007, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $252.1 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis, and the weighted average period of this expense is approximately 2.7 years.
     Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
     A summary of the changes in restricted stock units outstanding under the Company’s share-based compensation plan during the three months ended April 1, 2007, is presented below (in thousands, except for grant date fair value):

		Weighted Average
		Grant Date Fair	Aggregate
	Shares	Value	Intrinsic Value
Non-vested share units at December 31, 2006	598	$58.71
Granted	86	41.21
Vested	(119)	61.47
Forfeited	(29)	68.90

Non-vested share units at April 1, 2007	536	$54.73	$23,457

     As of April 1, 2007, the Company had $28.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.9 years.
     Employee Stock Purchase Plans. At April 1, 2007, there was $1.6 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a period of approximately 4 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Share-Based Compensation Expense. Share-based compensation for the three months ended April 1, 2007 and April 2, 2006 is as follows (in thousands):

	Three months ended
	April 1, 2007	April 2, 2006
Share-based compensation expense by caption:
Cost of product sales	$3,214	$—
Research and development	12,687	8,785
Sales and marketing	6,923	4,041
General and administrative	8,395	5,959

Total share-based compensation expense	$31,219	$18,785

Share-based compensation expense by type of award:
Stock options and SARs	$26,645	$16,054
Restricted stock	3,466	2,036
ESPP	1,108	695

Total share-based compensation expense	$31,219	$18,785

     Share-based compensation expense of $3.3 million and $2.5 million related to manufacturing personnel was capitalized into inventory as of April 1, 2007 and April 2, 2006, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
4. Restructuring
     During the first quarter of fiscal 2007, the Company implemented a restructuring plan which included reductions in workforce in all functions of the organization worldwide and closures of redundant facilities in order to reduce the Company’s cost structure. A restructuring charge of $6.5 million was recorded, of which $5.9 million related to severance and benefits to 149 terminated employees. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring” in the Condensed Consolidated Statements of Operations.
     The following table sets forth an analysis of the components of the restructuring charge and the provision adjustment and payments made against the reserve through April 1, 2007 (in thousands):

		Lease
		Obligations
	Severance	and Other
	And Benefits	Charges	Total
Restructuring provision	$5,947	$569	$6,516
Cash paid	(969)	—	(969)

Reserve balance at April 1, 2007	$4,978	$569	$5,547

     The Company anticipates that approximately $5.0 million of the remaining restructuring reserve balance will be paid out in cash in the second quarter of fiscal 2007 with the remaining balance payable through the first quarter of fiscal 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
5. Warranty
     Changes to the Company’s warranty reserve activity were as follows (in thousands):

	Three months ended
	April 1, 2007	April 2, 2006
Balance, beginning of period	$15,338	$11,258
Reductions to costs of product revenue	(1,496)	(2,607)
Usage	(3,110)	(228)

Balance, end of period	$10,732	$8,423

     The majority of the Company’s products have a warranty ranging from one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty obligation is affected by customer and consumer returns, product failures and repair or replacement costs incurred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
6. Goodwill and Other Intangible Assets
     Goodwill. Goodwill balance is as follows (in thousands):

Balance at December 31, 2006	$910,254
Goodwill adjustment	(57,392)

Balance at April 1, 2007	$852,862

     The goodwill adjustment in the first quarter of fiscal 2007 was a result of purchase price adjustments related to the msystems Ltd. (“msystems”) acquisition. See Note 12, “Business Acquisition.”
     Intangible Assets. Intangible assets balances were as follows (in thousands):

	April 1, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core technology	$311,801	$(36,337)	$275,464	$311,801	$(18,135)	$293,666
Developed product technology	12,900	(3,135)	9,765	12,900	(2,103)	10,797
Trademarks	4,000	(2,911)	1,089	4,000	(911)	3,089
Backlog	5,000	(3,639)	1,361	5,000	(1,139)	3,861
Supply agreement	2,000	(2,000)	—	2,000	(46)	1,954
Customer relationships	80,100	(10,482)	69,618	80,100	(6,008)	74,092

Acquisition-related intangible assets	415,801	(58,504)	357,297	415,801	(28,342)	387,459
Technology licenses	29,243	(9,713)	19,530	7,388	(5,769)	1,619

Total	$445,044	$(68,217)	$376,827	$423,189	$(34,111)	$389,078

     Intangible assets increased by $21.9 million in the three months ended April 1, 2007, primarily due to technology licenses obtained from third parties.
     The annual amortization expense of other intangible assets that existed as of April 1, 2007, is expected to be as follows (in thousands):

	Estimated Amortization Expenses
	Acquisition-Related
Fiscal periods:	Intangible Assets	Technology License
2007 (remaining nine months)	$59,955	$3,053
2008	76,229	3,648
2009	71,724	3,023
2010	71,529	3,023
2011	64,809	3,023
2012 and thereafter	13,051	3,760

Total	$357,297	$19,530

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
7. Accumulated Other Comprehensive Income
     Accumulated other comprehensive income presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the Company’s investments in foundries, as well as currency translation adjustments relating to local currency denominated subsidiaries and equity investees.

	April 1, 2007	December 31, 2006
	(In thousands)
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$(2,173)	$(1,918)
Available-for-sale investments in foundries	(284)	(610)
Foreign currency translation	12,255	8,021

Total accumulated other comprehensive income	$9,798	$5,493

     Comprehensive income is as follows:

	Three months ended
	April 1, 2007	April 2, 2006
	(In thousands)
Net income (loss)	$(575)	$35,115
Unrealized income on available-for-sale investment in foundries	326	1,977
Unrealized income (loss) on available-for-sale investments	(255)	1,737
Currency translation income (loss)	4,234	(1,365)

Comprehensive net income	$3,730	$37,464

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
8. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended
	April 1, 2007	April 2, 2006
Numerator for basic net income (loss) per share:
Net income (loss), as reported	$(575)	$35,115
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	227,455	193,077

Basic net income (loss) per share	$(0.00)	$0.18

Numerator for diluted net income (loss) per share:
Net income (loss), as reported	$(575)	$35,115
Denominator for diluted net income (loss) per share:
Weighted average common shares outstanding	227,455	193,077
Effect of dilutive options and restricted stock	—	8,815

Shares used in computing diluted net income (loss) per share	227,455	201,892

Diluted net income (loss) per share	$(0.00)	$0.17

Anti-dilutive shares excluded from net income per share calculation	39,156	2,893

     Basic earnings per share exclude any dilutive effects of options, SARs, warrants, and convertible securities. Diluted earnings per share include the dilutive effects of stock options, SARs, warrants, and the 1% Convertible Notes due 2035. Certain common stock issuable under stock options, SARs, warrants and the 1% Convertible Senior Notes due 2013 have been omitted from the diluted net income per share calculation because their inclusion is considered anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
9. Share Repurchase Program
     During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock in the open market over two years following the date of authorization. Share repurchases have been and will be made from time-to-time in the open market at the Company’s discretion within the authorized program. The stock repurchase program does not obligate the Company to repurchase any particular amount of shares and may be suspended at the Company’s discretion. During the first quarter ended April 1, 2007, the Company repurchased 190,184 shares, for an aggregate purchase price of approximately $7.1 million on the open market, all of which are held as treasury stock and accounted for using the cost method. In addition, during the first quarter of fiscal 2007, the Company entered into a $35 million prepaid forward variable share repurchase agreement with a third-party investment bank to deliver shares by May 7, 2007, and has recorded this amount as a prepaid stock repurchase under stockholders’ equity. The Company entered into this agreement in order to enable it to repurchase shares at a guaranteed discount of the Volume Weighted Average Price (“VWAP”) of its common shares over the period. The Company only enters into such transactions when the discount that it receives is higher than the foregone return on its cash prepayment to the financial institution. The Company did not pay any explicit commissions or fees on this prepaid forward repurchase agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
10. Commitments, Contingencies and Guarantees
     FlashVision. The Company has a 49.9% ownership interest in FlashVision Ltd. (“FlashVision”), a business venture with Toshiba Corporation (“Toshiba”), formed in fiscal 2000. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 200-millimeter wafer fabrication facilities, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by FlashVision. FlashVision purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase its provided three month forecast for FlashVision’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company cannot estimate the total amount of this commitment as of April 1, 2007, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of April 1, 2007, the Company had notes receivable from FlashVision of 1.5 billion Japanese yen, or approximately $13 million based upon the exchange rate at April 1, 2007. These notes are secured by the equipment purchased by FlashVision using the note proceeds. Since fiscal 2006, the Company has been receiving cash repayments against the note receivable and expects FlashVision to continue generating cash to pay down this note receivable over time. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. See “Off Balance Sheet Liabilities.”
     Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba, formed in fiscal 2004. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility, Fab 3, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners. Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase its provided three month forecast for Flash Partner’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company cannot estimate the total amount of this commitment as of April 1, 2007, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of April 1, 2007, the Company had notes receivable from Flash Partners of 11.0 billion Japanese yen, or approximately $94 million based upon the exchange rate at April 1, 2007. These notes are secured by the equipment purchased by Flash Partners using the note proceeds.
     Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba, formed in fiscal 2006. In the venture, the Company and Toshiba will collaborate in the development and manufacture of NAND flash memory products. These NAND flash memory products will be manufactured by Toshiba at its 300-millimeter wafer fabrication facility, Fab 4, being built in Yokkaichi, Japan, using the semiconductor manufacturing equipment that will be owned or leased by Flash Alliance. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting. The Company is committed to purchase its provided three month forecast for Flash Alliance’s NAND wafer supply, which is expected to equal 50 percent of the venture’s output. In addition, the Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     As a part of the FlashVision, Flash Partners and Flash Alliance venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. As of April 1, 2007, the Company had accrued liabilities related to these expenses of $8.3 million.
     Toshiba Foundry. The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of this agreement, the Company is required to provide Toshiba with a purchase order commitment based on a nine-month rolling forecast.
     TwinSys. As of March 31, 2007, the Company had a 50.1% beneficial ownership in TwinSys Data Storage Limited Partnership (“TwinSys”), a business venture with Toshiba, consisting of (i) 49.9% ownership in TwinSys and (ii) 0.2% interest held by TwinSys Ltd., in which the Company has a 51% ownership interest. The Company and Toshiba have ceased operations of TwinSys as of March 31, 2007 and are in the process of liquidating the venture.
     Business Ventures and Foundry Arrangement with Toshiba. Purchase orders placed under the Toshiba ventures and foundry arrangement with Toshiba for up to three months are binding and cannot be canceled.
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
     Subcontractors. In the normal course of business, the Company’s subcontractors periodically procure production materials based on the forecast the Company provides to them. The Company’s agreements with these subcontractors require that it reimburse them for materials that are purchased on the Company’s behalf in accordance with such forecast. Accordingly, the Company may be committed to certain costs over and above its open noncancelable purchase orders with these subcontractors. Outstanding purchase commitments to subcontractors are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Off Balance Sheet Liabilities
     The following table details the Company’s portion of the remaining indemnification or guarantee obligation under each of the FlashVision and Flash Partners master lease facilities in both Japanese yen and United States dollar equivalent based upon the exchange rate at April 1, 2007.

Master Lease Agreements by Execution Date	Lease Amounts(1)		Expiration
	(Yen in billions)	(Dollars in millions)
FlashVision
June 2006	¥5.0	$43	2009

Flash Partners
December 2004	18.7	159	2010
December 2005	14.2	121	2011
June 2006	13.6	116	2011
September 2006	45.9	391	2011
March 2007	15.0	128	2012

Total Flash Partners	107.4	915

Total indemnification or guarantee obligation	¥112.4	$958

(1)	The maximum amount of the Company’s contingent indemnification or guarantee obligation, net of payments and any lease adjustments based upon the exchange rate at April 1, 2007.
     FlashVision. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese yen, or approximately $322 million based upon the exchange rate at April 1, 2007, with Mizuho Leasing, and other financial institutions. On May 31, 2006, FlashVision refinanced the remaining balance of this equipment lease arrangement. The refinanced arrangement was approximately 15.0 billion Japanese yen, or approximately $128 million based upon the exchange rate at April 1, 2007. Lease payments are due quarterly and are scheduled to be completed in February 2009 and a residual payment of 3.1 billion Japanese yen, or $26 million based upon the exchange rate at April 1, 2007, will be due in May 2009. Under the terms of the refinanced lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of April 1, 2007, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 5.0 billion Japanese yen, or approximately $43 million based upon the exchange rate at April 1, 2007.
     Flash Partners. Flash Partners sells and leases-back from a consortium of financial institutions a portion of its tools and has entered into five equipment master lease agreements totaling approximately 275.0 billion Japanese yen, or approximately $2.3 billion based upon the exchange rate at April 1, 2007. As of April 1, 2007, Flash Partners had drawn down approximately 245 billion Japanese yen, or approximately $2.1 billion based upon the exchange rate at April 1, 2007, of which 215 billion Japanese yen, or approximately $1.8 billion based upon the exchange rate at April 1, 2007, was outstanding at April 1, 2007. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under the master lease agreements. As of April 1, 2007, the maximum amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects payments and any lease adjustments, was approximately 107.4 billion Japanese yen, or approximately $915 million based upon the exchange rate at April 1, 2007. Lease payments are due quarterly or semi-annually and are scheduled to be completed in stages through fiscal 2011. At the end of each of the lease terms, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The master lease agreements contains covenants that require the Company to maintain a minimum shareholder equity balance of $1.16 billion as well as a long-term loan rating of BB- or Ba3, based on a named independent rating service. In addition, the master lease

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
agreements contain customary events of default for a Japanese lease facility. The master lease agreements are exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. These agreements should be read carefully in their entirety for a comprehensive understanding of their terms and the nature of the obligations the Company guaranteed. The fair value of the Company’s guarantee of Flash Partners’ lease obligation was insignificant at inception of the guarantee. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be required to guarantee in whole or in part.
Guarantees
     Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of April 1, 2007, no amount had been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of April 1, 2007 or January 1, 2006, as this liability is not reasonably estimable even though liability under these agreements is not remote.
     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other, Flash Partners and Flash Alliance, for environmental remediation costs or liability resulting from Flash Partners or Flash Alliance’s manufacturing operations in certain circumstances. In fiscal 2004 and 2006, respectively, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facility at which Flash Partners operations are located and Flash Alliance operations will be located to establish a baseline for evaluating future environmental conditions. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Partners or Flash Alliance infringe third-party patents. The Company has not made any indemnification payments under any such agreements and as of April 1, 2007, no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Contractual Obligations and Off Balance Sheet Arrangements
     Contractual Obligations. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at April 1, 2007, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

						More than 5
			Less than	2 - 3 Years	4 –5 Years (Fiscal	Years
			1 Year	(Fiscal 2008	2010	(Beyond
	Total		(9 months)	and 2009)	and 2011)	Fiscal 2011)	Other
Operating leases	$51,522		$7,051	$17,132	$14,136	$13,203	$—
FlashVision fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	184,617	(5)	55,082	113,256	16,139	140	—
Flash Partners fabrication capacity expansion and reimbursement for certain other costs including depreciation (1)	2,533,460	(5)	907,143	914,913	616,376	95,028	—
Flash Alliance fabrication capacity expansion and reimbursement for certain other costs including depreciation and start-up	1,080,906	(5)	135,916	621,768	216,686	106,536	—
Toshiba research and development	58,250	(5)	23,250	35,000	—	—	—
Capital equipment purchases commitments	207,233		207,233	—	—	—	—
Convertible notes principal and interest (2)	1,316,381		9,188	24,500	24,500	1,258,193	—
Income taxes payable (3)	44,646		—	—	—	—	44,646
Operating expense commitments	10,147		10,147	—	—	—	—
Noncancelable production purchase commitments (4)	212,701	(5)	212,701	—	—	—	—

Total contractual cash obligations.	$5,699,863		$1,567,711	$1,726,569	$887,837	$1,473,100	$44,646

     Off Balance Sheet Arrangements.

As of
April 1, 2007
Indemnification of FlashVision foundry equipment lease (6)	$42,638
Guarantee of Flash Partners lease (7)	$914,873

(1)	As of April 1, 2007, the Company and Toshiba have agreed to expand Fab 3 to 150,000 wafers per month.

(2)	In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Convertible Senior Notes due May 15, 2013. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013. In November 2006, through its acquisition of msystems, the Company assumed msystems’ $75 million in aggregate principal amount of 1% Convertible Notes due March 15, 2035. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on March 15 and September 15 of each year until calendar year 2035.

(3)	Includes payment liability of $8.7 million related to uncertain tax positions subject to an ongoing examination and unrecognized tax benefits of $35.9 million for which the statute of limitations might expire without examination by the respective taxing authorities.

(4)	Includes Toshiba foundries, FlashVision, Flash Partners, related parties vendors and other silicon sources vendors purchase commitments.

(5)	Includes amounts denominated in Japanese yen which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at April 1, 2007.

(6)	The Company’s contingent indemnification obligation is 5.0 billion Japanese yen, or approximately $43 million based upon the exchange rate at April 1, 2007.

(7)	The Company’s guarantee obligation, net of cumulative lease payments, is 107.4 billion Japanese yen, or approximately $915 million based upon the exchange rate at April 1, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The Company leases its headquarters and sales offices under real estate operating leases that expire at various dates from fiscal 2007 through 2016. Future minimum lease payments under real estate operating leases at April 1, 2007 were as follows (in thousands):

Fiscal Year Ending
2007	$6,430
2008	8,068
2009	7,848
2010	7,713
2011	6,367
2012 and beyond	13,202

Total real estate operating leases	$49,628

     Foreign Currency Exchange and Other Contracts. The Company’s objective for holding foreign exchange derivatives is to minimize the material risks associated with non-functional currency transactions. The Company’s foreign exchange derivative instruments are designated as fair value hedges and recorded at fair value on the balance sheet with changes in fair value recorded in other income (expense). The Company had foreign currency exchange contract lines available in the amount of $1.07 billion at April 1, 2007 to enter into foreign currency forward contracts. As of April 1, 2007, the Company had foreign currency forward contracts in place with a notional amount of 4.2 billion Japanese yen, or approximately $35 million based upon the exchange rate at April 1, 2007. For the three months ended April 1, 2007, these foreign currency contracts resulted in a realized gain of $0.7 million, including forward point income. The foreign currency exposures hedged by these forward contracts had realized losses of $0.1 million. The Company has outstanding cash flow hedges designated to mitigate equity risk associated with certain available-for-sale equity securities totaling approximately $62 million. The changes in the fair value of the cash flow hedge are included in other comprehensive equity and were immaterial as of and for the three months ended April 1, 2007. The Company does not enter into derivatives for speculative or trading purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
11. Related Parties and Strategic Investments
     Toshiba. The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners. See also Note 10, “Commitments, Contingencies and Guarantees.” The Company purchased NAND flash memory wafers from FlashVision, Flash Partners and Toshiba, made payments for shared research and development expenses, made loans to FlashVision and Flash Partners and made investments in Flash Partners totaling approximately $222.8 million and $174.6 million in the three months ended April 1, 2007 and April 2, 2006, respectively. During the first quarter of fiscal 2007, the Company had sales to Toshiba of $26.4 million. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. At April 1, 2007 and December 31, 2006, the Company had accounts payable balances due to Toshiba of $43.6 million and $19.2 million, respectively, and accounts receivable balances from Toshiba of $27.3 million and $1.4 million, respectively. At April 1, 2007 and December 31, 2006, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $8.3 million and $5.9 million, respectively.
     Ventures with Toshiba. The Company owns 49.9% of FlashVision, Flash Partners and Flash Alliance, jointly called “Flash Ventures.” The Company accounts for its 49.9% ownership position in Flash Ventures under the equity method of accounting. The Company’s obligations with respect to Flash Ventures’ lease arrangements, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 10, “Commitments, Contingencies and Guarantees.” Flash Ventures are all variable interest entities and the Company is not the primary beneficiary of Flash Ventures because it is entitled to less than a majority of any residual gains and is obligated with respect to less than a majority of residual losses with respect to the venture. At April 1, 2007 and December 31, 2006, the Company had accounts payable balances due to Flash Ventures of $76.5 million and $61.6 million, respectively.
     TwinSys. The Company assumed msystems’ ownership interest in the venture with Toshiba, TwinSys, designed to enable the parties to benefit from a portion of each party’s respective sales of USB flash drives. The Company had a 50.1% beneficial ownership in TwinSys, consisting of (i) 49.9% ownership in TwinSys and (ii) 0.2% interest held by TwinSys Ltd., in which the Company has a 51% ownership interest. The Company consolidated the venture under FASB Interpretation No. 46R (“FIN 46R”), Accounting for Variable Interest Entities. During the first quarter of fiscal 2007, TwinSys had sales to and purchases from Toshiba of $53.0 million and $28.5 million, respectively. At April 1, 2007, TwinSys had receivables from and payables to Toshiba of $20.6 million and $14.3 million, respectively. The Company and Toshiba ceased operations of TwinSys as of March 31, 2007 and are in the process of liquidating the venture.
     Tower Semiconductor. As of April 1, 2007, the Company owned approximately 11.3% of the outstanding shares of Tower Semiconductor Ltd. (“Tower”), one of its suppliers of wafers for its controller components, has prepaid wafer credits issued by Tower, and has convertible debt and a warrant to purchase Tower ordinary shares. The Company’s Chief Executive Officer is also a member of the Tower Board of Directors. As of April 1, 2007, the Company owned approximately 14 million Tower shares with a carrying value and market value of $21.4 million and $23.9 million, respectively, and Tower prepaid wafer credits with a carrying value of zero. In addition, the Company holds a Tower convertible debenture with a market value of $5.7 million. Also, as of April 1, 2007, the Company had loaned a total of $9.8 million to Tower to fund a portion of the overall expansion of Tower’s 0.13 micron logic wafer capacity. The loan to Tower is secured by the equipment purchased. The Company purchased controller wafers and related non-recurring engineering, or NRE, of $16.0 million and $6.6 million in the three months ended April 1, 2007 and April 2, 2006, respectively. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At April 1, 2007 and December 31, 2006, the Company had amounts payable to Tower of $10.2 million and $7.7 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Flextronics. The Chairman of Flextronics International Ltd. (“Flextronics”), has served on the Company’s Board of Directors since September 2003. For the three months ended April 1, 2007 and April 2, 2006, the Company recorded revenues related to Flextronics and its affiliates of $50.5 million and $19.2 million, respectively, and at April 1, 2007 and December 31, 2006, the Company had receivables from Flextronics and its affiliates of $38.4 million and $18.9 million, respectively. In addition, the Company purchased from Flextronics and its affiliates $15.7 million and $14.4 million of services for card assembly and testing during the three months ended April 1, 2007 and April 2, 2006, respectively, which are ultimately reflected as a component of the Company’s cost of product revenues. At April 1, 2007 and December 31, 2006, the Company had amounts payable to Flextronics and its affiliates of $6.9 million and $6.7 million, respectively, for these services.
     UMC. The Company maintains an investment position in United Microelectronics Corporation (“UMC”), one of its suppliers of wafers for its controller components, on the cost basis of accounting. As of April 1, 2007 the Company owned 24.7 million UMC shares with a cost basis of $13.4 million and a fair market value of $14.5 million. At April 1, 2007 and December 31, 2006, the Company had amounts payable to UMC of $8.2 million and $4.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
12. Business Acquisition
     msystems Ltd. On November 19, 2006, the Company completed the acquisition of msystems Ltd. (“msystems”) in an all stock transaction. This combination joined together two flash memory companies with complementary products, customers and channels. In the transaction, each msystems common share was converted into 0.76368 shares of the Company’s common stock. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, (“SFAS 141”), Business Combinations.
     The purchase price is comprised of the following (in thousands):

Fair value of SanDisk common stock issued	$1,365,150
Estimated fair value of options and stock appreciation rights assumed	115,670
Direct transaction costs	14,918

Total estimated purchase price	$1,495,738

     Direct transaction costs of approximately $15 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition. As of April 1, 2007 substantially all costs for accounting, legal, and other professional services had been paid.
     Net Tangible Assets. The preliminary allocation of the msystems’ purchase price to the tangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on management’s estimates of fair value, which included a third-party appraisal. The allocation of the purchase price may be subject to change based on final estimates of fair value, primarily related to acquisition-related restructuring, deferred taxes and actual transaction costs. In the first quarter of fiscal 2007, the Company booked an adjustment to the net tangible assets acquired of approximately $57.4 million, largely related to a revised estimate of the assumed Hynix Semiconductor, Inc. (“Hynix”) deferred purchase credits.

Cash	$41,657
Short-term investments	100,341
Accounts receivable	163,705
Inventory	133,512
Property and equipment, net	37,060
Other assets	108,819

Total assets acquired	585,094

Accounts payable	(133,263)
Other liabilities	(180,429)

Total liabilities assumed	(313,692)

Net tangible assets acquired	$271,402

     Purchase Price Allocation. In accordance with SFAS 141, the total preliminary purchase price was allocated to msystems net tangible and intangible assets based upon their estimated fair values as of November 19, 2006. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management which included a third party appraisal. Some of these estimates are subject to change, particularly those estimates relating to potential restructuring activities, deferred taxes and actual transaction costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The following represents the allocation of the preliminary purchase price to the acquired net assets of msystems (in thousands):

Net tangible assets acquired	$271,402
Goodwill	701,836
Other identifiable intangible assets:
Core technology	235,500
Trademarks	4,000
Customer relationships	66,000
Backlog	5,000
Supply agreement	2,000

Total other identifiable intangible assets	312,500
Acquired in-process technology	186,000
Deferred tax liability	(31,339)
Assumed unvested share-based awards to be expensed	55,339

Total preliminary estimated purchase price	$1,495,738

     Acquisition-Related Restructuring. During the fourth quarter of fiscal 2006, the Company established its plans to integrate the msystems operations, which included the involuntary termination of approximately 100 employees and exiting duplicative facilities, and recorded $1.6 million for acquisition-related restructuring activities, of which, $0.3 million relates to excess lease obligations and $1.3 million is related to personnel. The lease obligations extend through the end of the lease term in fiscal 2009. These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire msystems. In the first quarter of fiscal 2007, the Company reversed through goodwill approximately $0.5 million of the restructuring accrual based on actual costs being less than the original estimates. As of April 1, 2007, there is approximately $0.4 million remaining of the acquisition-related restructuring accrual that has not been paid or utilized.
     In-process Technology. As part of the msystems purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off in the fourth quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $186.0 million in the fourth quarter of fiscal 2006. As of April 1, 2007, it was estimated that these in-process projects would be completed at an estimated total cost of $19.2 million. The net cash flows from the identified projects were based on estimates of revenues, costs of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisition. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects were expected to grow through fiscal 2009 and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with ongoing maintenance after a product is released. These activities are approximately 2% of msystems’ portion of the Company’s net revenues for the in-process technologies.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Matrix Semiconductor, Inc. On January 13, 2006, the Company completed the acquisition of Matrix Semiconductor, Inc. (“Matrix”), a designer and developer of three-dimensional (3-D) integrated circuits. Matrix® 3-D Memory is used for one-time programmable storage applications that complement the Company’s existing flash storage memory products. The Company acquired 100% of the outstanding shares of Matrix for a total purchase price of $296.4 million.
     The purchase price is comprised of the following (in thousands):

Fair value of SanDisk common stock issued	$242,303
Estimated fair value of options assumed	33,169
Cash consideration	20,000
Direct transaction costs	907

Total estimated purchase price	$296,379

     Acquisition-Related Restructuring. During the first quarter of fiscal 2006, the Company established its plans to integrate the Matrix operations, which included exiting duplicative facilities and recorded $17.5 million for acquisition-related restructuring activities, of which $17.4 million relates to excess lease obligations. The lease obligations extend through the end of the lease term in 2016. These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire Matrix. As of April 1, 2007, the outstanding accrual balance was $16.0 million. The reduction in the accrual balance was primarily related to excess lease obligation payments.
     In-process Technology. As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology computer industry and written off in the first quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $39.6 million in the first quarter of fiscal 2006. As of April 1, 2007, it was estimated that these in-process projects would be completed over the next one to two years at an estimated total cost of $8 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Pro Forma Results. The following unaudited pro forma financial information for the three months ended April 2, 2006 presents the combined results of the Company, Matrix and msystems, as if the acquisitions had occurred at the beginning of the period presented (in thousands, except per share amounts). Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for acquired in-process technology were excluded as these items were non-recurring.

April 2, 2006
Net revenues	$843,212
Net income	$47,834
Net income per share:
Basic	$0.21
Diluted	$0.20
     The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Matrix and msystems constituted a consolidated entity during such period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
13. Income Taxes
     The Company recorded tax provisions of $12.2 million and $41.3 million for the three months ended April 1, 2007 and April 2, 2006, respectively, or effective tax rates of 72.6% and 54.0% for the three months ended April 1, 2007 and April 2, 2006, respectively. Our effective tax rate for the first quarter of fiscal 2007 differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, stock option compensation adjustments recorded under Statement of Financial Accounting Standards No. 123(R), Share Based Payments, tax exempt interest income, research and development tax credits, the tax impact of acquisition-related intangible amortization taxed at rates lower than federal rates and certain other tax items recognized in the quarter, including a net adjustment of $3.4 million primarily related to the prior year.
     The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 at the beginning of fiscal 2007. As a result of the implementation of FIN 48 the Company recognized approximately a $1.0 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The total taxes payable of $44.0 million on uncertain tax positions is before federal tax benefit of state income taxes of $6.1 million. Of the net taxes payable of $37.9 million, $33.2 million would favorably impact the effective tax rate in future periods and $4.7 million would increase capital in excess of par value. The Company expects to recognize a $0.6 million tax benefit within the next 12 months as a result of the expiration of statutes of limitation. The Company will continue to recognize interest and/or penalties related to income taxes in income tax expense of which a $5.0 million accrual was outstanding as of the date of adoption and an additional $0.5 million was recorded in the three months ended April 1, 2007.
     The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessment remains open for the tax years 2003 through 2006 and the statute of limitations in state jurisdictions remain open generally from tax years 2002 through 2006. The major foreign jurisdictions remain open for examination generally for tax years 2001 through 2006. The Company also had federal and state net operating loss carryforwards of approximately $89 million and $52 million before federal benefit, respectively, at December 31, 2006.
     The tax benefit associated with the exercise of stock options for the three months ended April 1, 2007 and April 2, 2006 was credited to capital in excess of par value in the amount of $2.1 million and $41.9 million, respectively, when realized. On adoption of FIN 48, the Company recorded a $4.7 million reduction in capital in excess of par value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
14. Litigation
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
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents and seeks damages and an injunction. The complaint further seeks a declaratory judgment that the Company does not infringe several of ST’s U.S. patents. On January 20, 2005, the District Court issued an order granting ST’s motion to dismiss the declaratory judgment causes of action based on lack of subject matter jurisdiction. The Company appealed this decision to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2007, the United States Court of Appeals for the Federal Circuit reversed the District Court’s ruling and remanded the case to the district court for further proceedings. The case is presently stayed until June 11, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     On October 15, 2004, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA 526) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission (“ITC”), naming STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) as respondents. In the complaint, the Company alleges that ST’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ’338 patent), and seeks an order excluding ST’s products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337 against ST in response to the Company’s complaint. On December 9, 2004, ST filed a response to the complaint, denying that they infringe the ’338 patent and alleging that the patent is invalid and/or unenforceable. A hearing was held from August 1-8, 2005. On October 19, 2005, the Administrative Law Judge issued an initial determination confirming the validity and enforceability of the Company’s ’338 patent by rejecting ST’s claims that the patent was invalidated by prior art. The initial determination, however, found that ST’s NAND flash memory chips did not infringe the asserted claims of the ’338 patent. On October 31, 2005, the Company filed a petition with the ITC to review and reverse the finding of non-infringement. Also, on October 31, 2005, ST filed a petition for review with the ITC to review and reverse the finding that the patent was valid and enforceable. On December 6, 2005, the ITC issued its decision. The ITC declined to review the finding of non-infringement, and, after reviewing the finding of validity, declined to take any position on the issue of validity. The Company appealed the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit and the Federal Circuit affirmed the ITC’s decision on March 6, 2007.
     On February 4, 2005, STMicro filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44 (the “’44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “’45 Action”), respectively. The complaints seek damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the ’45 Action. The counterclaims seek damages and injunctive relief against ST’s flash memory products. In the ’44 Action, the District Court granted SanDisk’s motion for summary judgment of non-infringement on all accused products. ST has filed a motion to amend or correct the final judgment but no ruling has issued. On February 6, 2007, the District Court dismissed the ’44 Action with prejudice, ordered that ST take nothing from the Company, and that costs be taxed against ST. In the ’45 Action, the parties have filed motions for summary judgment regarding various aspects of the litigation. The magistrate judge has made recommendations on some but not all issues raised on summary judgment, but the trial judge has not made any final decisions on the magistrate judge’s recommendations. On March 26, 2007, the trial judge issued an order to stay the ’45 Action for 90 days. The court will address the schedule for remaining activities in the case shortly before the end of the stay period.
     On October 14, 2005, STMicroelectronics, Inc. (“STMicro”) filed a complaint against the Company and the Company’s CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal which asks that the Superior Court’s September 12 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike ST’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company has appealed the denial of that motion, and the proceedings at the Superior Court are stayed during the pendency of the appeal.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
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
     On January 10, 2006, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA-560) titled, “In the matter of certain NOR and NAND flash memory devices and products containing same” in the ITC, naming ST as respondents. In the complaint, the Company alleges that: (i) ST’s NOR flash memory infringes the ”338 patent; (ii) ST’s NAND flash memory infringes U.S. Patent No. 6,542,956 (the “’956 patent”); and (iii) ST’s NOR flash memory and NAND flash memory infringe the ’517 patent. The complaint seeks an order excluding ST’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on the Company’s complaint, on February 8, 2006. On March 31, 2006, ST filed a motion for partial summary determination or termination of the investigation with respect to the ’338 patent. On May 1, 2006, the Administrative Law Judge (“ALJ”) denied ST’s motion in an initial determination that is subject to review by the ITC. On May 17, 2006, SanDisk filed a motion to voluntarily terminate the investigation with respect to the ’956 patent. On June 1, 2006, the ALJ issued an Initial Determination granting the Company’s motion. On August 15, 2006, the ALJ set December 4, 2006 as the date for the hearing, April 4, 2007 for the Initial Determination, and August 13, 2007 as the target date for completion of the investigation. On September 12, 2006, the Company filed a motion to voluntarily terminate the investigation with respect to claims 1, 2, and 4 of the ’517 patent. On October 10, 2006, the ALJ issued an Initial Determination granting the Company’s motion with respect to claims 2 and 4 of the ’517 patent. On September 25, 2006, ST filed motions for summary determination of non-infringement of the ’338 patent with respect to its current products and non-infringement of the ’338 and ’517 patents with respect to prospective products and of lack of domestic industry with regard to the ’338 patent. On the same date, SanDisk filed a motion for summary determination of the economic prong of the domestic industry requirement with regard to the ’517 patent. On November 17, 2006, the ALJ granted SanDisk’s motion for summary determination of the economic prong of domestic industry, and denied ST’s motion for summary determination of lack of domestic industry with regard to the ’338 patent. The ALJ denied one of ST’s motions for summary determination of noninfringement of the ’338 patent. The ALJ granted ST’s motion for summary determination with respect to ST’s binary NOR products, which SanDisk was no longer accusing, and terminated the investigation with respect to certain prospective products. On November 28, 2006, the ALJ denied ST’s second motion for summary determination of non-infringement of the ’338 patent. The ALJ then held an evidentiary hearing from December 1, 2006 through December 15, 2006. On January 16, 2007, the ALJ extended the due date of the initial determination due to June 1, 2007.
     On or about July 15, 2005, Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., (“Sisvel”) filed suit against the Company and others in the district court of the Netherlands in The Hague in a case captioned Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A. adverse to SanDisk International Sales, Moduslink B.V. and UPS SCS (Nederland) B.V., Case No. 999.131.1804 (Cause List numbers 2006/167 and 2006/168). Sisvel alleges that certain of the Company’s MP3 products infringe three European patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly indicated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. The Company has submitted its answer on the substance of Sisvel’s claim. In March 2007, the Company and Sisvel entered into a confidential agreement settling this matter and all related matters, including those described below. Accordingly, all claims and counterclaims between the parties have been dismissed.
     In a related action, on March 9, 2006, the Company filed an action in the English High Court, Chancery Division, Patents Court, in London, against Sisvel and the owners of the patents Sisvel has asserted against the Company in the Netherlands. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), Institut für Rundfunktechnik GmbH (a German corporation) and Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., Case No. HC 06 C 00835. In this action, the Company seeks a declaration of non-infringement of the patents asserted by Sisvel in connection with the Company’s MP3 products. The Company also seeks a declaration that the patents are not “essential” to the technology of MP3 players, as Sisvel presently contends in the case filed in the Netherlands. The defendants have submitted their formal defense and counterclaimed for infringement. As described above, in March 2007, the Company and Sisvel entered into a confidential agreement settling this matter and all related matters. Accordingly, all claims and counterclaims between the parties have been dismissed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     In another related action, on April 13, 2006, Audio MPEG filed a complaint alleging patent infringement in the District Court for the Eastern District of Virginia. The case is Audio MPEG v. SanDisk Corporation, Case No. 2:06cv209 WDK/JEB. Audio MPEG holds itself out to be the U.S. subsidiary of Sisvel and purports to have the right to enforce certain patents in the U.S. on subject matter related to the patents asserted by Sisvel in the Netherlands. Specifically, Audio MPEG asserts U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”). As described above, in March 2007, the Company and Sisvel entered into a confidential agreement settling this matter and all related matters. Accordingly, all claims and counterclaims between the parties have been dismissed.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company’s subsidiary, SanDisk GmbH, for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk GmbH, file no. 7 O 90/06, which was served on the Company on or about May 10, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. In a first trial in September of 2006, the Mannheim court expressed reservations about Sisvel’s claim of infringement and ordered further briefing and a resumption of the trial, which was held in January 2007. As described above, in March 2007, the Company and Sisvel entered into a confidential agreement settling this matter and all related matters. Accordingly, all claims and counterclaims between the parties have been dismissed.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk Corporation, file no. 7 O 89/06, which was served on the Company in or about July, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. Both sides submitted initial pleadings and the court held a trial in January 2007. As described above, in March 2007, the Company and Sisvel entered into a confidential agreement settling this matter and all related matters. Accordingly, all claims and counterclaims between the parties have been dismissed.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     On February 20, 2007, Texas MP3 Technologies Ltd. filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple, Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging patent infringement related to MP3 players. A trial date has not been set.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
15. Condensed Consolidating Financial Statements
     As part of the acquisition of msystems in November 2006, the Company entered into a supplemental indenture whereby the Company became an additional obligor and guarantor of the assumed $75 million 1% Convertible Notes due 2035 issued by msystems Finance Company, (the “Subsidiary Issuer” or “mfinco”) and guaranteed by SanDisk Israel Ltd. (the ”Other Guarantor Subsidiary” or formerly “msystems”). SanDisk Corporation’s (the “Parent Company” or the “Company”) guarantee is full and unconditional, jointly and severally with msystems. Both msystems and mfinco are wholly-owned subsidiaries of the Company. The following condensed consolidating financial statements present separate information for mfinco as the original issuer, the Company and msystems as guarantors and the Company’s other combined non-guarantor subsidiaries, and should be read in conjunction with the condensed consolidated financial statements of the Company.
     These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. Only the three months ended April 1, 2007 are presented for the statements of operations and cash flows as the inception of the guarantee by the Company coincides only with the consummation of the acquisition of msystems on November 19, 2006.
Condensed Consolidating Statements of Operations
For the three months ended April 1, 2007

			Other	Combined
	Parent	Subsidiary	Guarantor	Non-Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
			(In thousands)
Total revenues	$421,493	$—	$92,395	$941,841	$(669,643)	$786,086
Total cost of revenues	226,786	—	99,596	907,834	(643,066)	591,150

Gross margin	194,707	—	(7,201)	34,007	(26,577)	194,936
Total operating expenses	129,588	—	38,487	69,116	(22,738)	214,453

Operating income (loss)	65,119	—	(45,688)	(35,109)	(3,839)	(19,517)
Total other income (expense)	38,354	(187)	3,252	(2,332)	(2,828)	36,259

Income (loss) before taxes	103,473	(187)	(42,436)	(37,441)	(6,667)	16,742
Provision (benefit) for income taxes	12,281	—	(972)	(331)	1,179	12,157
Minority interest	—	—	5,160	—	—	5,160
Equity in net income (loss) of consolidated subsidiaries	(35,556)	—	5,212	(1,040)	31,384	—

Net income (loss)	$55,636	$(187)	$(41,412)	$(38,150)	$23,538	$(575)

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Balance Sheets
As of April 1, 2007

				Combined
				Non-
			Other	Guarantor
	Parent	Subsidiary	Guarantor	Subsidiaries	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	(2)	Adjustments	Company
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,378,691	$49	$138,407	$292,985	$977	$1,811,109
Short-term investments	1,135,057	—	264	1,352	8,165	1,144,838
Accounts receivable, net	(11,640)	—	34,950	129,204	(8,286)	144,228
Inventory	146,301	—	47,486	403,130	(2,761)	594,156
Deferred taxes	153,790	—	—	23,392	(1,412)	175,770
Other current assets	299,359	—	13,277	381,772	(507,029)	187,379

Total current assets	3,101,558	49	234,384	1,231,835	(510,346)	4,057,480
Property and equipment, net	178,747	—	33,912	115,986	198,718	527,363
Goodwill	—	—	702,316	132,405	(506,076)	328,645
Intangibles, net	—	—	276,163	100,664	66,057	442,884
Other non-current assets	1,565,528	71,977	112,157	337,121	(692,945)	1,393,838

Total assets	$4,845,833	$72,026	$1,358,932	$1,918,011	$(1,444,592)	$6,750,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,860	$—	$21,846	$284,923	$(2,239)	$348,390
Other current accrued liabilities	292,905	602	22,777	535,294	(589,618)	261,960

Total current liabilities	336,765	602	44,623	820,217	(591,857)	610,350
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Non-current liabilities and deferred revenue	31,538	—	31,629	10,264	41,838	115,269

Total liabilities	1,518,303	75,602	76,252	830,481	(550,019)	1,950,619

Minority interest	—	—	3,651	—	—	3,651
Stockholders’ Equity:
Common stock	2,500,240	(4,614)	1,028,024	993,378	(830,466)	3,686,562
Retained earnings	821,325	1,038	245,677	85,209	(53,669)	1,099,580
Accumulated other comprehensive income	5,965	—	5,328	8,943	(10,438)	9,798

Total stockholders’ equity	3,327,530	(3,576)	1,279,029	1,087,530	(894,573)	4,795,940

Total liabilities and stockholders’ equity	$4,845,833	$72,026	$1,358,932	$1,918,011	$(1,444,592)	$6,750,210

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Balance Sheets
As of December 31, 2006

				Combined
			Other	Non-
			Guarantor	Guarantor
	Parent	Subsidiary	Subsidiary	Subsidiaries	Consolidating	Total
	Company (1)	Issuer (1)	(1)	(2)	Adjustments	Company
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,165,473	$48	$71,839	$340,291	$3,049	$1,580,700
Short-term investments	1,192,084	—	26,294	2,681	7,714	1,228,773
Accounts receivable, net	256,801	—	55,864	313,407	(14,332)	611,740
Inventory	106,772	—	71,839	318,154	(781)	495,984
Deferred taxes	152,791	—	—	23,217	(1)	176,007
Other current assets	344,722	—	74,434	229,912	(500,411)	148,657

Total current assets	3,218,643	48	300,270	1,227,662	(504,762)	4,241,861
Property and equipment, net	182,750	—	34,870	100,345	—	317,965
Goodwill	—	—	759,729	150,470	55	910,254
Intangibles, net	—	—	312,682	76,396	—	389,078
Other non-current assets	1,735,998	71,789	111,754	368,467	(1,179,383)	1,108,625

Total assets	$5,137,391	$71,837	$1,519,305	$1,923,340	$(1,684,090)	$6,967,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,910	$—	$46,349	$312,219	$(981)	$401,497
Other current accrued liabilities	515,042	226	59,287	512,525	(592,130)	494,950

Total current liabilities	558,952	226	105,636	824,744	(593,111)	896,447
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Non-current liabilities and deferred revenue	18,029	—	32,229	29,770	(7,802)	72,226

Total liabilities	1,726,981	75,226	137,865	854,514	(600,913)	2,193,673

Minority interest	—	—	5,976	—	—	5,976
Stockholders’ Equity:
Common stock	2,387,819	(4,614)	1,085,277	679,832	(491,193)	3,657,121
Retained earnings	1,018,566	1,225	284,414	379,857	(578,542)	1,105,520
Accumulated other comprehensive income	4,025	—	5,773	9,137	(13,442)	5,493

Total stockholders’ equity	3,410,410	(3,389)	1,375,464	1,068,826	(1,083,177)	4,768,134

Total liabilities and stockholders’ equity	$5,137,391	$71,837	$1,519,305	$1,923,340	$(1,684,090)	$6,967,783

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Statements of Cash Flows
For the three months ended April 1, 2007

				Combined
				Non-
			Other	Guarantor
	Parent	Subsidiary	Guarantor	Subsidiaries	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	(2)	Adjustments	Company
	(In thousands)
Net cash provided by (used in) operating activities	$230,350	$1	$44,627	$30,700	$(50,429)	$255,249
Net cash provided by (used in) investing activities	(20,055)	—	29,142	(29,365)	—	(20,278)
Net cash provided by (used in) financing activities	2,535	—	(7,485)	(48,357)	48,357	(4,950)
Effect of changes in foreign currency exchange rates on cash	388	—	284	(284)	—	388

Net increase (decrease) in cash and cash equivalents	213,218	1	66,568	(47,306)	(2,072)	230,409
Cash and cash equivalents at beginning of period	1,165,473	48	71,839	340,292	3,048	1,580,700

Cash and cash equivalents at end of period	$1,378,691	$49	$138,407	$292,986	$976	$1,811,109

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

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
     Our results are primarily driven by worldwide demand for flash storage devices, which in turn depends on end-user demand for electronic products. We believe the market for flash storage is price elastic. Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of megabytes of memory. In order to profitably capitalize on price elasticity of demand in the market for flash storage products, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer. We seek to achieve these cost reductions through technology improvements primarily focused on increasing the amount of memory stored in a given area of silicon.
     During the first quarter of fiscal 2007, the NAND flash industry has been in an over supply situation leading to aggressive price declines. This pricing environment is putting pressure on our margins and in response, we implemented a restructuring plan which primarily included reductions of our workforce. To lower operational expenses, the restructuring plan eliminated certain redundant resources in all functions of the organization worldwide and closed certain facilities in order to reduce our cost structure. For further discussion on our restructuring plan, please refer to Note 4, “Restructuring.”
     We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 at the beginning of fiscal 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a significant impact on our financial position and result of operations. For further discussion on adoption of FIN 48, please refer to Note 13, “Income Taxes.”

Results of Operations

	Three months ended
		% of		% of
	April 1, 2007	Revenue	April 2, 2006	Revenue
	(In millions, except percentages)
Product revenues	$689.4	87.7%	$537.7	86.3%
License and royalty revenues	96.7	12.3%	85.6	13.7%

Total revenues	786.1	100.0%	623.3	100.0%
Cost of product revenues	570.1	72.5%	384.9	61.8%
Amortization of acquisition-related intangible assets	21.1	2.7%	—	n/a

Total cost of product revenues	591.2	75.2%	384.9	61.8%
Gross margins	194.9	24.8%	238.4	38.2%
Operating expenses
Research and development	95.6	12.2%	63.8	10.2%
Sales and marketing	56.2	7.1%	43.4	6.9%
General and administrative	47.0	6.0%	30.0	4.8%
Write-off of acquired in-process technology	—	—	39.6	6.4%
Amortization of acquisition-related intangible assets	9.1	1.2%	3.7	0.6%
Restructuring	6.5	0.8%	—	—

Total operating expenses	214.4	27.3%	180.5	28.9%

Operating income (loss)	(19.5)	(2.5)%	57.9	9.3%
Other income	36.3	4.6%	18.5	3.0%

Income before taxes	16.8	2.1%	76.4	12.3%
Provision for income taxes	12.2	1.6%	41.3	6.7%
Minority interest	5.2	0.6%	—	—

Net income (loss)	$(0.6)	(0.1)%	$35.1	5.6%

Product Revenues.

	Three months ended
			Percent
	April 1, 2007	April 2, 2006	Change
	(In millions, except percentages)
Retail	$343.9	$372.1	(8)%
OEM	345.5	165.6	109%

Product revenues	$689.4	$537.7	28%

     The decrease in our retail product revenues for the three months ended April 1, 2007 compared to the three months ended April 2, 2006 was due to price declines more than offsetting the growth in units and average memory capacity of our products. Our average retail selling price per megabyte declined 67% in the three months ended April 1, 2007 over the comparable period in fiscal 2006 due to excess industry supply, which resulted in very competitive retail pricing. In most cases our retail prices were still higher than the competition during the first quarter of fiscal 2007. OEM product revenues increased primarily due to our November 2006 acquisition of msystems Ltd., or msystems, and increased sales of our memory products for mobile phones. Sales of our consolidated TwinSys Ltd., or TwinSys, venture with Toshiba Corporation, or Toshiba, were $53 million for the three months ended April 1, 2007, however, these sales will be eliminated in future periods as the venture terminated operations on March 31, 2007. We expect to continue to reduce our price per megabyte as technology advances allow us to further reduce our cost per megabyte.

     Our top ten customers represented approximately 57% of our total revenues in the three months ended April 1, 2007, compared to 49% in the three months ended April 2, 2006. Customers who exceeded 10% of our total revenues in the three months ended April 1, 2007 were Sony Ericsson Mobile Communications AB, or Sony Ericsson, and Samsung Electronics Co. Ltd., or Samsung, which were 13% and 11% of our total revenues, respectively. In the three months ended April 2, 2006, Samsung accounted for 14% of our total revenues.
Geographical Product Revenues.

	Three months ended
	April 1, 2007		April 2, 2006
		Pct of Product		Pct of Product	Percent
	Revenues	Revenue	Revenues	Revenue	Change
	(In millions, except percentages)
North America	$241.8	35%	$217.2	40%	11%
Japan	109.5	16%	25.9	5%	323%
Europe and Middle East	134.5	20%	140.3	26%	(4)%
Asia-Pacific	201.8	29%	153.8	29%	31%
Other foreign countries	1.8	0%	0.5	0%	260%

	$689.4	100%	$537.7	100%	28%

     Product revenues for the three month period ended April 1, 2007 over the comparable period in fiscal 2006 grew significantly in Japan due to the acquired msystems’ TwinSys venture and our 3-D gaming business. The growth in the Asia-Pacific region primarily reflects higher sales to handset OEM customers and their subcontract manufacturers that are bundling our flash memory cards with music and camera enabled handsets. The decrease in the Europe and Middle East regions primarily reflects the aggressive retail price declines that were larger than the substantial increase in unit sales.
License and Royalty Revenues.

	Three months ended
			Percent
	April 1, 2007	April 2, 2006	Change
	(In millions, except percentages)
License and royalty revenues	$96.7	$85.6	13%
     The increase in our license and royalty revenues for the three months ended April 1, 2007 was primarily driven by increased overall sales by our licensees as well as increased royalties related to licensee sales of multi-level-cell, or MLC, based products.
Gross Margin.

	Three months ended
			Percent
	April 1, 2007	April 2, 2006	Change
	(In millions, except percentages)
Product gross margin	$98.2	$152.9	(36)%
Product gross margin (as a percent of product revenues)	14.2%	28.4%
Total gross margin (as a percent of total revenues)	24.8%	38.2%
     The 14.2 point decrease in product gross margin percentage for the three months ended April 1, 2007 over the comparable period in fiscal 2006 was primarily due to a reduction in the average selling price per megabyte that was not fully offset by a decrease in the cost per megabyte. The aggressive price declines were primarily the result of competition caused by oversupply in the NAND component market. Product gross margin as a percentage of revenues was also negatively impacted by 2.7 points from the addition of amortization of acquisition-related intangibles of $21.1 million primarily from the msystems acquisition in November 2006, increased inventory charges primarily as a result of our cost being higher than our expected average selling prices for our products, and by 0.4 points from an increase in stock compensation expense of $3.2 million related to the adoption of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share Based Payments, which was primarily recorded in inventory in the first quarter of fiscal 2006. In the three months ended April 1, 2007 and April 2, 2006, we sold approximately $2.4 million and $13.1 million, respectively, of inventory that had been fully written-off or reserved at the end of the previous fiscal year.

Research and Development.

	Three months ended
			Percent
	April 1, 2007	April 2, 2006	Change
	(In millions, except percentages)
Research and development	$95.6	$63.8	50%
Percent of revenue	12.2%	10.2%
     Our research and development expense growth for the three months ended April 1, 2007 over the comparable period in fiscal 2006, included increased payroll, payroll-related costs and stock compensation expense of $16.6 million primarily related to overall headcount increases and our acquisition of msystems. In addition, there were increases in the flash venture common research and development costs of $4.9 million, increased engineering material costs of $2.6 million, and slightly higher engineering consulting costs of $2.2 million.
Sales and Marketing.

	Three months ended
			Percent
	April 1, 2007	April 2, 2006	Change
	(In millions, except percentages)
Sales and marketing	$56.2	$43.4	29%
Percent of revenue	7.2%	7.0%
     Our sales and marketing expense growth for the three months ended April 1, 2007 over the comparable period in fiscal 2006, was primarily due to increased payroll, payroll-related and stock compensation costs of $13.2 million primarily related to overall headcount increases and our acquisition of msystems.
General and Administrative.

	Three months ended
			Percent
	April 1, 2007	April 2, 2006	Change
	(In millions, except percentages)
General and administrative	$47.0	$30.0	57%
Percent of revenue	6.0%	4.8%
     Our general and administrative expense growth for the three months ended April 1, 2007 over the comparable period in fiscal 2006, included increased payroll, payroll-related and stock compensation costs of $7.2 million primarily related to overall headcount increases and our acquisition of msystems, and increased patent and other litigation costs of $7.6 million.
Write-off of Acquired In-process Technology.

	Three months ended
			Percent
	April 1, 2007	April 2, 2006	Change
	(In millions, except percentages)
Write-off of acquired in-process technology	$ —	$39.6	n/a
Percent of revenue.	—	6.3%
     As part of the Matrix Semiconductor, Inc., or Matrix, acquisition in the first quarter of fiscal 2006, a portion of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off at the date of acquisition because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. As of April 1, 2007, it was estimated that Matrix in-process projects would be completed over the next one to two years at an estimated total cost of approximately $8 million. For further discussion on write-off of acquired in-process technology, please refer to Note 12, “Business Acquisitions.”

Amortization of Acquisition-Related Intangible Assets.

	Three months ended
			Percent
	April 1, 2007	April 2, 2006	Change
	(In millions, except percentages)

Amortization of acquisition-related intangible assets	$9.1	$3.7	146%
Percent of revenue	1.2%	0.6%
     Our expense from the amortization of acquisition-related intangible assets for the three months ended April 1, 2007 was directly related to our acquisition of Matrix in January 2006 and msystems in November 2006. For further discussion on acquisition-related intangible assets, please refer to Note 12, “Business Acquisitions.”
Restructuring.

	Three months ended
				Percent
	April 1, 2007	April 2, 2006		Change
	(In thousands, except percentages)
Restructuring	$6.5	$	n/a	n/a
Percent of revenue	0.8%		—
     During the first quarter of fiscal 2007, we implemented a restructuring plan which included reductions of our workforce in all functions of the organization worldwide and closure of redundant facilities in order to reduce our cost structure. A restructuring charge of $6.5 million was recorded, of which $5.9 million related to severance and benefits to 149 terminated employees. All expenses associated with our restructuring plan were recorded and are included in “Restructuring” in the Condensed Consolidated Statements of Operations. For further discussion on our restructuring plans, please refer to Note 4, “Restructuring.”
     As a result of our first quarter of fiscal 2007 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $22.2 million, of which approximately 8%, 24%, 44% and 24% will be reflected as a reduction in operations, research and development expense, sales and marketing expense, and general and administrative expense, respectively.
Other Income.

	Three months ended
			Percent
	April 1, 2007	April 2, 2006	Change
	(In millions, except percentages)
Equity in income of business ventures	$—	$0.2	n/a
Interest income	37.5	15.3	145%
Gain on investment in foundries	2.2	0.6	267%
Interest expense and other income (expense), net	(3.4)	2.4	(242)%

Total other income	$36.3	$18.5	96%

     The increase in non-operating income for the three months ended April 1, 2007 over the comparable period in fiscal 2006 was primarily due to increased interest income of $37.5 million as a result of higher cash and investment balances partially related to the 1% Convertible Senior Notes due in fiscal 2013, partially offset by interest expense of $4.1 million related to coupon payments and amortization of expenses associated with the same convertible notes.

Provision for Income Taxes.

	Three months ended
	April 1, 2007	April 2, 2006
Provision for income taxes	72.6%	54.0%
     We recorded tax provisions of $12.2 million and $41.3 million, or effective tax rates of 72.6% and 54.0%, for the three months ended April 1, 2007 and April 2, 2006, respectively. Our effective tax rate for the first quarter of fiscal 2007 differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, stock option compensation adjustments recorded under FAS 123(R), tax exempt interest income, research and development tax credits, the tax impact of acquisition-related intangible amortization taxed at rates lower than federal rates and certain other tax items recognized in the quarter, including a net adjustment of $3.4 million primarily related to the prior year.
     We adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 at the beginning of fiscal 2007. As a result of the implementation of FIN 48 we recognized approximately a $1.0 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The total taxes payable of $44.0 million on uncertain tax positions is before federal tax benefit of state income taxes of $6.1 million. Of the net taxes payable of $37.9 million, $33.2 million would favorably impact the effective tax rate in future periods and $4.7 million would increase capital in excess of par value. We expect to recognize a $0.6 million tax benefit within the next 12 months as a result of the expiration of statutes of limitation. We will continue to recognize interest and/or penalties related to income taxes in income tax expense of which a $5.0 million accrual was outstanding as of the date of adoption and an additional $0.5 million was recorded in the three months ended April 1, 2007.
     We are subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessment remains open for the tax years 2003 through 2006 and the statute of limitations in state jurisdictions remain open generally from tax years 2002 through 2006. The major foreign jurisdictions remain open for examination generally for tax years 2001 through 2006. We also had federal and state net operating loss carryforwards of approximately $89 million and $52 million before federal benefit, respectively, at December 31, 2006.
     The tax benefit associated with the exercise of stock options for the three months ended April 1, 2007 and April 2, 2006 was credited to capital in excess of par value in the amount of $2.1 million and $41.9 million, respectively, when realized. On adoption of FIN 48, we recorded a $4.7 million reduction in capital in excess of par value.

Liquidity and Capital Resources
     Our cash flows were as follows:

	Three months ended
	April 1, 2007	April 2, 2006
Net cash provided by operating activities	$255,249	$52,449
Net cash used for investing activities	(20,278)	(51,851)
Net cash used for financing activities	(4,950)	87,970
Effect of changes in foreign currency exchange rates on cash	388	(61)

Net increase (decrease) in cash and cash equivalents	$230,409	$88,507

     Operating Activities. Operating activities generated $255.2 million of cash during the three months ended April 1, 2007 compared to $52.4 million of cash generated during the three months ended April 2, 2006. Non-cash increases over prior year resulted from increased depreciation related to our higher balance of equipment investments in the flash ventures, higher share-based compensation expenses related to overall headcount increases and our acquisition of msystems and reduced deferred taxes. In addition, reduction in accounts receivable were primarily due to collection on higher fourth quarter of fiscal 2006 receivable balances, increased price protection and promotional activities, and decreased shipments. Sources of cash from operating activities were primarily offset by lower deferred revenue due to decreased shipments and a reduction in income taxes payable.
     Investing Activities. We used $20.3 million for investing activities during the three months ended April 1, 2007 compared to $51.9 million during the three months ended April 2, 2006. Cash used in investing activities were lower in the first quarter of fiscal 2007 compared to the comparable period in fiscal 2006 primarily due to lower investments in the flash ventures in the first quarter offset by increase use of cash related to purchased technology and increased cash provided by paydown of FlashVision’s note receivable.
     Financing Activities. In the three months ended April 1, 2007, we used $5.0 million of cash from financing activities compared to the $88.0 million of cash received from financing activities during the three months ended April 2, 2006. Net cash from financing activities was lower in the first quarter of fiscal 2007 over the comparable period in fiscal 2006 primarily due to the use of cash from our share repurchase program initiated in the first quarter of fiscal 2007, lower tax benefits from share-based compensation and cash distributions to the minority interest holders of the TwinSys venture.
     Liquid Assets. At April 1, 2007, we had cash, cash equivalents and short-term investments of $2.96 billion.
     Short-Term Liquidity. As of April 1, 2007, our working capital balance was $3.45 billion. We do not expect any liquidity constraints in the next twelve months. We currently expect our total investments, loans, expenditures and guarantees over the next 12 months to be approximately $1.7 billion. Of this amount, we expect to loan, make investments or guarantee future operating leases for fab expansion of approximately $1.3 billion and expect to spend approximately $400 million on property and equipment, the majority of which is for assembly and test equipment. The additions for property and equipment includes assembly, test and engineering equipment, and equipment and building construction for our captive assembly and test manufacturing facility in Shanghai, China.
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
     Financing Arrangements. At April 1, 2007, we had $1.23 billion of aggregate principal amount in convertible notes outstanding, consisting of $1.15 billion in aggregate principal amount of our 1% Senior Notes due 2013 and $75 million in aggregate principal amount of our 1% Notes due 2035.

     Also concurrent with the issuance of the 1% Convertible Senior Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of April 1, 2007, the warrants have an expected life of approximately 6.25 years and expire in August 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. As April 1, 2007, the warrants had not been exercised and remain outstanding. In addition, counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Convertible Senior Notes due 2013 in full, at a price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Convertible Senior Notes due 2013 or the first day none of the 1% Convertible Senior Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Convertible Senior Notes due 2013. As of April 1, 2007, we have not purchased any shares under this convertible bond head agreement.

     Toshiba Ventures. We are a 49.9% percent owner in FlashVision, Flash Partners and Flash Alliance, our business ventures with Toshiba to develop and manufacture NAND flash memory products. Toshiba owns 50.1% of each of these ventures. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners or to be owned or leased by Flash Alliance. This equipment is funded or will be funded by investments in or loans to the ventures from us and Toshiba. FlashVision and Flash Partners purchase and Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase our provided three month forecast of FlashVision’s, Flash Partners’ and, when operational, Flash Alliance’s NAND wafer supply, which generally equals 50 percent of such wafer supply. We cannot estimate the total amount of our wafer purchase commitment as of April 1, 2007 because our price is determined by reference to the future cost to produce the semiconductor wafers. In addition to the semiconductor assets owned or leased by FlashVision and Flash Partners, we directly own certain semiconductor manufacturing equipment in Toshiba’s 200-millimeter operations in Yokkaichi, Japan from which we receive 100% of the output. From time-to-time, we and Toshiba mutually approve increases in the wafer supply capacity of Flash Partners that may contractually obligate us to increase capital funding. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.
     The cost of the wafers we purchase from FlashVision and Flash Partners and wafers we will purchase from Flash Alliance is recorded in inventory and ultimately cost of sales. FlashVision, Flash Partners and Flash Alliance are variable interest entities and we are not the primary beneficiary of these ventures because we are entitled to less than a majority of any residual gains and are obligated with respect to less than a majority of residual losses with respect to each venture. Accordingly, we account for our investments under the equity method and do not consolidate. Our share of the net income or loss of FlashVision, Flash Partners and Flash Alliance is included in our Condensed Consolidated Statements of Income as “Equity in income of business ventures.”
     Under the FlashVision, Flash Partners and Flash Alliance agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. We also fund direct research and development contribution based on a variable computation. As of April 1, 2007, we had accrued liabilities related to those expenses of $8.3 million. Our common research and development obligation related to FlashVision, Flash Partners and Flash Alliance is variable but capped at increasing fixed quarterly amounts through fiscal 2008. The common research and development participation agreement and the product development agreement are exhibits in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and should be read carefully in their entirety for a more complete understanding of these arrangements.
     For semiconductor fixed assets that are leased by FlashVision or Flash Partners, we and/or Toshiba have guaranteed, in whole or in part, the outstanding lease payments under each of those leases through various methods. These obligations are denominated in Japanese yen and are non-cancelable. Under the terms of the FlashVision lease, Toshiba guaranteed these commitments on behalf of FlashVision and we agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of its guarantee of the FlashVision equipment lease arrangement. As of April 1, 2007, the maximum amount of our contingent indemnification obligation to Toshiba for their FlashVision lease guarantee, which reflects payments and any lease adjustments, was approximately 5.0 billion Japanese yen, or approximately $43 million based upon the exchange rate at April 1, 2007. Under the terms of the Flash Partners leases, we have guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligations under multiple master lease agreements entered into in fiscal 2004 through 2007. Our total Flash Partners lease obligation guarantees, net of lease payments as of April 1, 2007, were 107.4 billion Japanese yen, or approximately $915 million based upon the exchange rate at April 1, 2007. Toshiba has guaranteed the remaining 50% of Flash Partners’ lease obligations.

     The capacity of Fab 4 at full expansion is expected to be greater than 150,000 wafers per month and the timeframe to reach full capacity is to be mutually agreed by the parties. To date, the parties have agreed to an expansion plan to 67,500 wafers per month for which the total investment in Fab 4 is currently estimated at approximately $2.0 billion through the end of fiscal 2008, of which our share is currently estimated to be approximately $1.0 billion. Initial NAND production at Fab 4 is currently scheduled for the end of fiscal 2007. For expansion beyond 67,500 wafers per month, it is expected that investments and output would continue to be shared 50/50 between us and Toshiba. We are committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to us and Toshiba are insufficient to cover these costs. We expect to fund our portion of the investment through cash as well as other financing sources.
Contractual Obligations and Off Balance Sheet Arrangements
     Our contractual obligations and off balance sheet arrangements at April 1, 2007, and the effect those obligations and arrangements are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 10, “Commitments, Contingencies and Guarantees.”

Critical Accounting Policies
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
     There were no significant changes to our critical accounting policies during the quarter ended April 1, 2007. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Recent Accounting Pronouncements
     SFAS No. 159. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, Establishing the Fair Value Option for Financial Assets and Liabilities. The FASB has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, or our 2008 fiscal year, with early adoption permitted for an entity that has also elected to apply the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We have not completed our analysis but do not expect the adoption of SFAS 159 to have a material effect on our financial condition.
     EITF Issue No. 07-2. In the Emerging Issues Task Force, or Task Force, March 15, 2007 meeting, the Task Force opened EITF Issue No. 07-2, or EITF 07-2, Accounting for Convertible Debt Instruments That Require or Permit Partial Cash Settlement upon Conversion. The Task Force was asked to consider how a company should account for a convertible debt instrument that requires or permits partial cash settlement upon conversion if, at issuance, the embedded conversion option is not required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The question is whether such instruments should be accounted for as convertible debt in accordance with Accounting Principles Board Opinion 14, or APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and its related interpretations. Under APB 14, no proceeds would be allocated to the conversion feature of convertible debt. The scope of this issue would include Instrument C in EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which is a debt instrument that, on conversion, must be satisfied with cash for the accreted value of the obligation and with either cash or stock for the conversion spread. As of April 1, 2007, the Task Force discussed the scope of this issue without reaching any conclusions. Although EITF 07-2 has not been issued, we have determined that if the Task Force determines that we should separately account for the liability and equity components of such instruments in a manner that reflects our economic interest cost, we would incur an additional interest expense of approximately $320 million to $370 million over the life of the debt, or approximately $70 million to $80 million in fiscal 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the disclosures in our Form 10-K for the fiscal year ended December 31, 2006.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents and seeks damages and an injunction. The complaint further seeks a declaratory judgment that the Company does not infringe several of ST’s U.S. patents. On January 20, 2005, the District Court issued an order granting ST’s motion to dismiss the declaratory judgment causes of action based on lack of subject matter jurisdiction. The Company appealed this decision to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2007, the United States Court of Appeals for the Federal Circuit reversed the District Court’s ruling and remanded the case to the district court for further proceedings. The case is presently stayed until June 11, 2007.

     On October 15, 2004, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA 526) titled, “In the matter of certain NAND flash memory circuits and products containing same” in the United States International Trade Commission (“ITC”), naming STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) as respondents. In the complaint, the Company alleges that ST’s NAND flash memory infringes U.S. Patent No. 5,172,338 (the ‘338 patent), and seeks an order excluding ST’s products from importation into the United States. On November 15, 2004, the ITC instituted an investigation pursuant to 19 U.S.C. § 1337 against ST in response to the Company’s complaint. On December 9, 2004, ST filed a response to the complaint, denying that they infringe the ‘338 patent and alleging that the patent is invalid and/or unenforceable. A hearing was held from August 1-8, 2005. On October 19, 2005, the Administrative Law Judge issued an initial determination confirming the validity and enforceability of the Company’s ‘338 patent by rejecting ST’s claims that the patent was invalidated by prior art. The initial determination, however, found that ST’s NAND flash memory chips did not infringe the asserted claims of the ‘338 patent. On October 31, 2005, the Company filed a petition with the ITC to review and reverse the finding of non-infringement. Also, on October 31, 2005, ST filed a petition for review with the ITC to review and reverse the finding that the patent was valid and enforceable. On December 6, 2005, the ITC issued its decision. The ITC declined to review the finding of non-infringement, and, after reviewing the finding of validity, declined to take any position on the issue of validity. The Company appealed the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit and the Federal Circuit affirmed the ITC’s decision on March 6, 2007.
     On February 4, 2005, STMicro filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44 (the “‘44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “‘45 Action”), respectively. The complaints seek damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the ‘45 Action. The counterclaims seek damages and injunctive relief against ST’s flash memory products. In the ‘44 Action, the District Court granted SanDisk’s motion for summary judgment of non-infringement on all accused products. ST has filed a motion to amend or correct the final judgment but no ruling has issued. On February 6, 2007, the District Court dismissed the ‘44 Action with prejudice, ordered that ST take nothing from the Company, and that costs be taxed against ST. In the ‘45 Action, the parties have filed motions for summary judgment regarding various aspects of the litigation. The magistrate judge has made recommendations on some but not all issues raised on summary judgment, but the trial judge has not made any final decisions on the magistrate judge’s recommendations. On March 26, 2007, the trial judge issued an order to stay the ‘45 Action for 90 days. The court will address the schedule for remaining activities in the case shortly before the end of the stay period.
     On October 14, 2005, STMicroelectronics, Inc. (“STMicro”) filed a complaint against the Company and the Company’s CEO Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal which asks that the Superior Court’s September 12 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike ST’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company has appealed the denial of that motion, and the proceedings at the Superior Court are stayed during the pendency of the appeal.

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
     On or about July 15, 2005, Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., (“Sisvel”) filed suit against the Company and others in the district court of the Netherlands in The Hague in a case captioned Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A. adverse to SanDisk International Sales, Moduslink B.V. and UPS SCS (Nederland) B.V., Case No. 999.131.1804 (Cause List numbers 2006/167 and 2006/168). Sisvel alleges that certain of the Company’s MP3 products infringe three European patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly indicated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. The Company has submitted its answer on the substance of Sisvel’s claim. In March 2007, the Company and Sisvel entered into a confidential agreement settling this matter and all related matters, including those described below. Accordingly, all claims and counterclaims between the parties have been dismissed.
     In a related action, on March 9, 2006, the Company filed an action in the English High Court, Chancery Division, Patents Court, in London, against Sisvel and the owners of the patents Sisvel has asserted against the Company in the Netherlands. The case is SanDisk Corporation v. Koninklijke Philips Electronics N.V. (a Dutch corporation), France Télécom (a French corporation), Télédiffusion de France S.A. (a French corporation), Institut für Rundfunktechnik GmbH (a German corporation) and Societa’ Italiana Per Lo Sviluppo Dell’electtronica, S.I.Sv.El., S.p.A., Case No. HC 06 C 00835. In this action, the Company seeks a declaration of non-infringement of the patents asserted by Sisvel in connection with the Company’s MP3 products. The Company also seeks a declaration that the patents are not “essential” to the technology of MP3 players, as Sisvel presently contends in the case filed in the Netherlands. The defendants have submitted their formal defense and counterclaimed for infringement. As described above, in March 2007, the Company and Sisvel entered into a confidential agreement settling this matter and all related matters. Accordingly, all claims and counterclaims between the parties have been dismissed.
     In another related action, on April 13, 2006, Audio MPEG filed a complaint alleging patent infringement in the District Court for the Eastern District of Virginia. The case is Audio MPEG v. SanDisk Corporation, Case No. 2:06cv209 WDK/JEB. Audio MPEG holds itself out to be the U.S. subsidiary of Sisvel and purports to have the right to enforce certain patents in the U.S. on subject matter related to the patents asserted by Sisvel in the Netherlands. Specifically, Audio MPEG asserts U.S. Patent No. 5,214,678 (entitled “Digital transmission system using subband coding of a digital signal”), U.S. Patent No. 5,323,396 (entitled “Digital transmission system, transmitter and receiver for use in the transmission system”), U.S. Patent No. 5,539,829 (entitled “Subband coded digital transmission system using some composite signals”), and U.S. Patent No. 5,777,992 (entitled “Decoder for decoding and encoded digital signal and a receiver comprising the decoder”). As described above, in March 2007, the Company and Sisvel entered into a confidential agreement settling this matter and all related matters. Accordingly, all claims and counterclaims between the parties have been dismissed.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company’s subsidiary, SanDisk GmbH, for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk GmbH, file no. 7 O 90/06, which was served on the Company on or about May 10, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. In a first trial in September of 2006, the Mannheim court expressed reservations about Sisvel’s claim of infringement and ordered further briefing and a resumption of the trial, which was held in January 2007. As described above, in March 2007, the Company and Sisvel entered into a confidential agreement settling this matter and all related matters. Accordingly, all claims and counterclaims between the parties have been dismissed.
     In another related action, on April 13, 2006, Sisvel filed suit against the Company for patent infringement in the Mannheim District Court in Germany, S.I.Sv.El., S.p.A. v. SanDisk Corporation, file no. 7 O 89/06, which was served on the Company in or about July, 2006. The plaintiffs allege that certain of the Company’s MP3 products infringe four German patents of which Sisvel claims to be a licensee with the right to bring suit. Sisvel seeks an injunction and unspecified damages. Sisvel has previously publicly stated that it will license these and other patents under reasonable and nondiscriminatory terms, and it has specifically offered the Company a license under the patents. Both sides submitted initial pleadings and the court held a trial in January 2007. As described above, in March 2007, the Company and Sisvel entered into a confidential agreement settling this matter and all related matters. Accordingly, all claims and counterclaims between the parties have been dismissed.
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
     On February 20, 2007, Texas MP3 Technologies Ltd. filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple, Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging patent infringement related to MP3 players. A trial date has not been set.

Item 1A. Risk Factors
     The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Our operating results may fluctuate significantly, which may adversely affect our operations and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others:
•	average selling prices, net of promotions, declining at a faster rate than cost reductions for our products due to industry or SanDisk excess supply and competitive pricing pressures;

•	addition of new competitors, expansion of supply from existing competitors and ourselves creating excess market supply, which could cause our average selling prices to decline faster than our costs decline;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain markets or geographies;

•	excess supply from captive sources due to output increasing faster than the growth in demand resulting in excess inventory;

•	reduction in price elasticity of demand related to pricing changes for some of our markets and products;

•	impairment of goodwill, business integration and other challenges related to our acquisition of msystems and Matrix;

•	timing, volume and cost of wafer production from the FlashVision, Flash Partners and Flash Alliance ventures as impacted by Fab start-up delays and costs, technology transitions, yields or production interruptions;

•	disruption in the manufacturing operations of suppliers, including suppliers of sole-sourced components;

•	potential delays in the emergence of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire;

•	timing of sell-through by our distributors and retail customers;

•	increased purchases of flash memory products from our non-captive sources, which typically cost more than products from our captive sources;

•	difficulty in forecasting and managing inventory levels, particularly due to noncancelable contractual obligations to purchase materials such as flash memory and controllers, and the need to build finished product in advance of customer purchase orders;

•	insufficient supply from captive and non-captive sources or insufficient capacity from our test and assembly subcontractors to meet demand;

•	errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	write-downs of our investments in fabrication capacity, equity investments and other assets;

•	estimates used in calculating share-based compensation expense; and

•	the other factors described under “Risk Factors” and elsewhere in this report.
     Our average selling prices, net of promotions, may decline faster than cost reductions due to industry or SanDisk excess supply, competitive pricing pressures or strategic price reductions initiated by us or our competitors. The market for NAND flash products is competitive and characterized by rapid price declines. As an example, our average selling price per megabyte declined 62% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Price declines may be influenced by, among other factors, supply in excess of demand, technology transitions, including adoption of MLC technology by other competitors, new technologies or other strategic actions by competitors to gain market share. If our technology transitions take longer or are more costly than anticipated to complete or our cost reductions fail to keep pace with the rate of price declines, our gross margins and operating results will be negatively impacted which could generate quarterly or annual net losses. In the past, price decreases have been more than offset by increased unit demand and demand for products with increased storage capacity. Recently, price declines have outpaced this increased demand resulting in lower gross margins. There can be no assurance that our current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our margins and revenue growth.
     Sales to a small number of customers represent a significant portion of our revenues and, if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Sales to our top 10 customers and licensees accounted for more than 57%, 52% and 50%, of our total revenues during the first quarter of fiscal 2007 and fiscal years ended December 31, 2006 and January 1, 2006, respectively. No customer exceeded 10% of total revenues in any of these periods except Sony Ericsson Mobile Communications AB, or Sony Ericsson, and Samsung Electronics Co. Ltd., or Samsung, which accounted for 13% and 11% of our total revenues in the three months ended April 1, 2007 and Best Buy, Inc., which accounted for 11% in fiscal 2005. If we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements expire. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year-to-year as we enter new markets, making our revenues from several customers somewhat less predictable from year-to-year.
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
     Our revenue depends in part on the success of products sold by our OEM customers. An increasing portion of our sales are to OEMs, which either bundle or embed our flash memory products with their products, such as cameras or mobile phones. Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell their products successfully in their markets. Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to discontinue utilizing our products, our results of operation and financial condition could be harmed. In addition, our OEM revenues could be less than in the past due to our decision in the fourth quarter of fiscal 2006 to de-emphasize the former msystems private label USB business and focus on our branded business and our decision with Toshiba to eliminate the TwinSys venture.
     The continued growth of our business depends on the development of new markets and products for NAND flash memory and continued elasticity in our existing markets. Over the last several years, we derived the majority of our revenues from the digital camera market. This market continues to experience slower growth rates and continues to represent a declining percentage of our total revenue, and therefore, our growth will be increasingly dependent on the development of new markets, new applications and new products for NAND flash memory. For example, in fiscal 2006, our revenue from the digital camera market grew by only

2% over the prior year, and it is possible that our revenue from this market could decline in future years. Newer markets for flash memory include mobile phones, digital audio and video players and solid state drives. There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to continue our growth. There can be no assurance that the increase in average product capacity and unit demand in response to price reductions will continue to generate revenue growth for us as it has in the past. In the past, price decreases have been more than offset by increased unit demand and demand for products with increased storage capacity. Recently, price declines have outpaced this increased demand resulting in lower gross margins.
     Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products more cheaply or if industry supply continues to exceed demand. We continue to secure captive sources of NAND and related devices through our significant investments in manufacturing capacity. We believe that by investing in captive sources of NAND we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand. Our significant investments in manufacturing capacity require us to raise capital, including through the issuance of debt, obtain capital equipment leases and use available cash and investments which could otherwise be used for potentially more valuable corporate purposes. To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investment and our revenues, gross margins and related market share may be negatively impacted. We may also incur increased inventory or impairment charges related to our captive manufacturing investments. In addition, if we finance these manufacturing investments with debt, our return may not be sufficient to finance the related debt payments or we may need to raise additional funding which could be difficult to obtain or may only be available at rates and or other terms that are unfavorable.
     We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products. We continually seek to develop new applications, products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues. New applications, such as the adoption of flash memory cards in mobile phones, can take several years to develop. Early success in working with mobile phone manufacturers to add card slots to their mobile phones does not guarantee that consumers will adopt memory cards used for storing songs, images and other content in mobile phones. Our new products, such as Sansa® View, Sansa® Connect™, pre-recorded flash memory cards and solid state drives, may not gain market acceptance and we may not be successful in penetrating the new markets that we target. As we introduce new standards or technologies, such as TrustedFlash™, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards, technologies or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our other form factors or our new products, our results of operations could be harmed.
     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. Our primary semiconductor competitors include Samsung, Toshiba, Hynix Semiconductor Inc., or Hynix, IM Flash Technologies, or IM Flash and STMicroelectronics, or STMicro. Samsung, in addition to ramping its overall NAND output, continues to ramp its MLC output. Hynix is aggressively ramping NAND output and IM Flash, and is expected to continue to produce significant NAND output in the future. All leading suppliers, including ourselves, have been substantially increasing NAND capacity, which is resulting in prices declining at a faster rate than cost reductions. We cannot predict when the balance between supply and demand will be achieved. In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND flash memory technology which may reduce demand or accelerate price declines for NAND.

     We also compete with flash memory card manufacturers and resellers. These companies purchase, or have a captive supply of, flash memory components and assemble memory cards. Our primary competitors currently include, among others, A-Data Technology Inc., Buffalo Technology Inc., FUJIFILM Corporation, Hagiwara Sys-Con Co., Ltd., Hama Corporation, Inc., I/O Data Device, Inc., Kingmax Digital, Inc., Kingston Technology Company, or Kingston, Eastman Kodak Company, Lexar Media, Inc., or Lexar, Matsushita Electric Industries, Ltd. which owns the Panasonic brands, Micron Technology, Inc., Netac Technology Co., Ltd., PNY Technologies, Inc., or PNY, RITEK Corporation, Samsung, Sony, Toshiba, Tradebrands International, and Transcend Information, Inc.
     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future sales revenues and may result in the loss of our key customers. For example, Toshiba and other manufacturers have recently increased their market share in the mobile market, including the microSD™ card, which has been a significant driver of our growth. In the digital audio market, we face competition from well established companies such as Apple and Microsoft. In the USB market we face competition from a large number of players including Kingston, Lexar, Memorex Products, Inc. and PNY, among others.
     Furthermore, many companies are pursuing new or alternative technologies, such as phase-change technology, charge-trap flash and millipedes/probes, which may compete with flash memory. For example, two of our competitors are developing charge-trap flash technology, which if successful and if we are unable to scale our technology on an equivalent basis, could provide an advantage to these competitors.
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
     The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated declines in selling prices. The flash memory industry is currently experiencing excess supply and experienced a rapid decline in prices in the first quarter of fiscal 2007. We have experienced these conditions in our business in the past and may experience such downturns in the future.
     Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our ventures with Toshiba may result in periods of significant excess inventory. With the ramp to volume production at the Flash Partners’ 300-millimeter fab, Fab 3, in fiscal 2006, our captive memory supply increased substantially more than in either of the last two years. Our obligation to purchase 50% of the supply from FlashVision, Flash Partners and Flash Alliance, the ventures with Toshiba, could harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investments in the ventures with Toshiba. For example, in the first quarter of fiscal 2007, gross margins decreased to 24.8% in part due to inventory charges due to excess industry supply. In addition, over 95% of our NAND memory wafer purchases were from our ventures with Toshiba. These effects will be magnified once the Flash Alliance venture commences production, which we anticipate will occur in the fourth quarter of fiscal 2007. Any future excess supply could have a material adverse effect on our business, financial condition and results of operations.
     We depend on third-party foundries for silicon supply and any disruption or shortage in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory card products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by our ventures with Toshiba and by Toshiba pursuant to our foundry agreement, and to a lesser extent by Samsung and Hynix. Any disruption in supply of flash memory from our captive or non-captive sources would harm our operating results. We intend to increase production at Fab 3, commence production at an additional 300-millimeter NAND wafer fabrication facility that is currently under construction, Fab 4, and continue to procure wafers from non-captive sources. In addition, these risks are magnified at Toshiba’s Yokkaichi, Japan operations, where the current ventures are operated, Fab 4 is being constructed, and Toshiba’s foundry capacity is located. Earthquakes and power outages have resulted in production line stoppage and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future. For example, in the first quarter of fiscal 2006, a brief power outage occurred at in Fab 3, and in April 2007, an earthquake occurred in Yokkaichi, Japan. Both incidences resulted in a loss of wafers and significant costs associated with bringing the Fab back on line. If the Fab 3 production ramp does not increase as anticipated, we fail to commence production at Fab 4 as planned, Fab 4 does not meet anticipated manufacturing output, or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results could be harmed. In addition, in March 2007, we signed a memorandum of understanding with Hynix that outlines a joint venture contemplated between the two companies which will manufacture memory components and sell NAND memory system solutions.
     Currently, our controller wafers are only manufactured by Tower Semiconductor Ltd., or Tower, and United Microelectronics Corporation, or UMC, Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, and Semiconductor Manufacturing International Corporation, or SMIC. The Tower fabrication facility, from which we source controller wafers, is facing financial challenges and is located in Israel, an area of political and military turmoil. Any disruption in the manufacturing operations of Tower or UMC would result in delivery delays, adversely affect our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take three or more quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and our business, financial condition and operating results may suffer. Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.
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
     In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as the 56-nanometer 8 and 16 gigabit MLC chip, which we expect to begin shipping in volume in fiscal 2007, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. In addition, Flash Partners is currently ramping the 56-nanometer 8 gigabit MLC chip in the Yokkaichi, Japan 300-millimeter Fab and this transition is subject to yield, quality and output risk. There can be no assurance that this transition will occur on schedule or at the yields or costs that we anticipate. This technology transition is difficult and subject to significant risks in terms of schedule, yield and cost. If Flash Partners, or in the future, Flash Alliance, encounters difficulties in transitioning to new technologies, our cost per megabyte may not remain competitive with the costs achieved by other NAND flash memory producers. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.
     Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources such as the MLC products we procure from a third-party supplier. In addition, in the first quarter of fiscal 2007, over 95% of our NAND memory purchases were from our captive ventures with Toshiba and if the wafers contain errors or defects, our overall supply could be adversely affected. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.

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
     We and Toshiba plan to continue to expand the wafer fabrication capacity of the Flash Partners business venture and have formed a new venture, Flash Alliance, for which we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results. We and Toshiba are making, and plan to continue to make, substantial investments in new capital assets to expand the wafer fabrication capacity of our Flash Partners business venture in Japan. We and Toshiba intend to invest $1.13 billion to continue expansion at Fab 3 to bring wafer capacity to 150,000 wafers per month by the end of fiscal 2007 and are cooperating in the construction of Fab 4 to produce NAND flash memory products for the parties under the Flash Alliance venture. We and Toshiba intend to invest 332 billion Japanese yen, or approximately $2.8 billion, based on the exchange rate at April 1, 2007, in the construction and equipping of Fab 4. Moreover, each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs and pay our share of ongoing operating activities even if we do not achieve the planned output volume or utilize our full share of the expanded output, and these costs will impact our gross margins, results of operations and financial condition.
     We have a contingent indemnification obligation and guarantee obligations related to the ventures with Toshiba. Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of April 1, 2007 were 5.0 billion Japanese yen, or approximately $43 million based upon the exchange rate at April 1, 2007. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs, subject to certain limitations and exclusions.
     In fiscal 2004 through fiscal 2007, Flash Partners entered into five separate equipment lease facilities totaling approximately 245.0 billion Japanese yen, or approximately $2.1 billion based upon the exchange rate at April 1, 2007, of which, as of April 1, 2007, 215.0 billion Japanese yen, or approximately $1.8 billion based upon the exchange rate at April 1, 2007, net of accumulated lease payments, had been drawn down. As of April 1, 2007, our cumulative guarantee under the equipment leases, net of cumulative lease payments, was approximately 107.4 billion Japanese yen, or approximately $915 million based on the exchange rate at April 1, 2007. These leases contain numerous default clauses which, if triggered, could cause us to repay the amounts due under our guarantees. If our corporate rating is significantly downgraded by any rating agency, it may impair the ability of our ventures with Toshiba to obtain future equipment lease financings on terms consistent with current leases and would cause a default under certain current leases, either of which could harm our business and financial condition.
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
     None of the foregoing obligations are reflected as liabilities on our condensed consolidated balance sheets. If we have to perform our obligations under these agreements, our business will be harmed and our financial condition and results of operations will be adversely affected.
     Seasonality in our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. For example, sales have typically increased significantly in the fourth quarter of each year, sometimes followed by declines in the first quarter of the following year. This seasonality was particularly pronounced in the last two quarters during which we experienced a larger than average sequential increase in retail units sales in the fourth quarter of fiscal 2006, followed by a larger than average sequential decrease in retail unit sales in the first quarter of fiscal 2007. This seasonality may become even more pronounced if we increase the mix of our sales coming from consumer products such as our Sansa digital audio players. This seasonality increases the complexity of forecasting our business. If our forecasts are inaccurate, we can lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations. This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons.

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
     Under conditions of tight flash memory supply, we may be unable to adequately increase our production volumes or secure sufficient supply in order to maintain our market share. If we are unable to maintain market share, our results of operations and financial condition could be harmed. Conversely, during periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices and we may be forced to write-down inventory which is in excess of forecasted demand or must be sold below cost. If we lose market share due to price competition or we must write-down inventory, our results of operations and financial condition could be harmed.
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

     In addition, our competitors may be able to design their products around our patents and other proprietary rights. We also have patent cross-license agreements with several of our leading competitors. Under these agreements, we have enabled competitors to manufacture and sell products that incorporate technology covered by our patents. While we obtain license and royalty revenue or other consideration for these licenses, if we continue to license our patents to our competitors, competition may increase and may harm our business, financial condition and results of operations.
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
     We may be unable to license intellectual property to or from third-parties as needed, or renew existing licenses, which could expose us to liability for damages, reduce our royalty revenues, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third-parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third-parties. We may not be successful in redesigning our products, the necessary licenses may not be available under reasonable terms, our existing licensees may not renew their licenses upon expiration and we may not be successful in signing new licensees in the future.
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

     Moreover, from time-to-time we agree to indemnify certain of our suppliers and customers for alleged patent infringement. The scope of such indemnity varies but generally includes indemnification for direct and consequential damages and expenses, including attorneys’ fees. We may from time-to-time be engaged in litigation as a result of these indemnification obligations. Third-party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may have a material adverse effect on our business, financial condition and results of operations. For additional information concerning legal proceedings, see Part 2, Item 1, “Legal Proceedings.”
     Because of our international business and operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability, currency fluctuations and other risks related to international operations. Currently, all of our products are produced overseas in China, Israel, Japan, South Korea and Taiwan. We are, therefore, affected by the political, economic, labor, environmental, public health and military conditions in these countries.
     Specifically, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights. These results, among other things, in the prevalence of counterfeit goods in China. The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our intellectual property protection. Although we have increased our efforts to prevent counterfeit products from entering the market, those efforts may not be successful. Our results of operations and financial condition could be harmed by the sale of counterfeit products.
     Our international business activities could also be limited or disrupted by any of the following factors:
•	the need to comply with foreign government regulation;

•	changes in diplomatic and trade relationships;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	duties and/or fees related to customs entries for our products, which are all manufactured offshore;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	adverse tax rules and regulations;

•	weak protection of our intellectual property rights; and

•	delays in product shipments due to local customs restrictions.
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

     We have recognized cumulative losses of approximately $54.1 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares as of April 1, 2007. We are subject to certain restrictions on the transfer of our approximately 12.8 million Tower ordinary shares including certain rights of first refusal, and through January 2008, have agreed to maintain minimum shareholdings. It is possible that we will record further write-downs of our investment, which was carried on our condensed consolidated balance sheet at $21.4 million at April 1, 2007, which would harm our results of operations and financial condition.
     Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments. The market price of our stock has fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, including future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock as well as the price of our outstanding convertible notes and could impact the likelihood of those notes being converted into our common stock, which would cause further dilution to our stockholders.
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
     Our success depends on our key personnel, including our executive officers, the loss of whom could disrupt our business. Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, chairman and chief executive officer. We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time. Our success will also depend on our ability to recruit additional highly skilled personnel. We may not be successful in hiring or retaining key personnel.

     Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer retail demand, which is the largest channel for our products. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers or adversely affect consumer confidence. We have substantial operations in Israel including a development center in Northern Israel, near the border with Lebanon, areas that have recently experienced significant violence and political unrest. Tower which supplies a significant portion of our controller wafers is also located in Israel. Continued turmoil and unrest in Israel or the Middle East could cause delays in the development or production of our products. This could harm our business and results of operations.
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
     To manage our growth, we may need to improve our systems, controls, processes and procedures. We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. Our number of employees, including management-level employees, has increased significantly, due to our acquisition of msystems. As a result of the acquisition, we have recently reorganized our corporation into several business units to increase focus on market penetration, new product innovation and profitability. The reorganization requires re-engineering of many processes and systems within our company. We must continue to improve our operational, accounting and financial systems and managerial controls and procedures, including fraud procedures, and we will need to continue to expand, as well as, train and manage our workforce. If we do not manage our growth effectively or adapt our systems, processes and procedures to the evolving business and organization, our business and results of operations could be harmed.
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
     Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Any of these changes could affect our profitability. Declining product margins can cause reduced profits in our manufacturing entities which are primarily located in relatively low tax rate jurisdictions. Continued product margin declines could have a material adverse impact on our effective tax rate. Furthermore, our tax provisions could be adversely affected as a result of any further interpretative accounting guidance related to accounting for uncertain tax provisions.
     We may be subject to risks associated with environmental regulations. Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling. Such laws and regulations have recently been passed in several jurisdictions in which we operate, including Japan and certain states within the U.S. Although we do not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance such existing laws or future laws will not have a material adverse effect on our financial condition, liquidity, or results of operations.
     Changes in securities laws and regulations have increased our costs; further, in the event we are unable to satisfy regulatory requirements relating to internal control, or if our internal control over financial reporting is not effective, our business could suffer. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs, and has made some activities more difficult, such as approving new or amendments to our option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of Sarbanes-Oxley regarding internal control over financial reporting. In 2007, we will continue to incur additional costs integrating msystems into our internal control systems and procedures. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.
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

     Our debt service obligations may adversely affect our cash flow. While the 1% Notes due 2013 and the 1% Notes due 2035, are outstanding, we are obligated to pay to the holders thereof approximately $12.3 million per year in interest. If we issue other debt securities in the future, our debt service obligations will increase. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other activities of our business. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. We may also in the future enter into other financial instruments that could increase our debt service obligations.
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
     The accounting method for convertible debt securities with net share settlement, like our 1% notes due 2013 (“the notes”), may be subject to change. For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, is accounted for interest expense purposes similarly to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share except to the extent that the conversion value of the notes exceeds their principal amount, in which event the number of shares of our common stock necessary to settle the conversion are treated as having been issued for earnings per share purposes. The EITF is reviewing, among other things, the accounting method for net share settled convertible securities. A subcommittee of the EITF is considering a proposed method for accounting for net share settled convertible securities under which the debt and equity components of the security would be bifurcated and accounted for separately. We cannot predict the outcome of the EITF deliberations or any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our past or future financial results. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the notes.
     We have significant financial obligations related to our ventures with Toshiba, which could impact our ability to comply with our obligations under our 1% Notes due 2013 and our 1% Notes due 2035. We have entered into agreements to guarantee, indemnify or provide financial support with respect to lease and certain other obligations of our ventures with Toshiba in which we have a 49.9% ownership interest. In addition, we may enter into future agreements to increase manufacturing capacity, including the further expansion of Fab 3 and the start-up and expansion of Fab 4. As of April 1, 2007, we had unfunded commitments of approximately $1.55 billion to fund our various obligations under the Flash Partners and Flash Alliance ventures with Toshiba. As of April 1, 2007, we had indemnification and guarantee obligations for these ventures of approximately $958 million. Due to these and our other commitments, we may not have sufficient funds to make payments under or repurchase the notes.
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
     There are numerous risks associated with our acquisition of msystems Ltd. Achieving the expected benefits of the acquisition will depend on the timely and efficient integration of our and msystems’ technology, product lines, operations, business culture and personnel. This will be particularly challenging due to the fact that the majority of the msystems operations are in Israel and we are headquartered in California. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the merger. The challenges involved in this integration include, among others:
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
     This integration effort is international in scope, complex, time consuming and expensive, and may disrupt our respective businesses or result in the loss of customers or key employees or the diversion of the attention of management. Neither msystems nor we have experience in integrating businesses and operations of this magnitude and scope. Integration is particularly difficult because certain key members of msystems’ senior management are no longer with the combined company. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. There can be no assurance that we and msystems will successfully integrate our respective businesses or that we will realize the anticipated benefits of the merger. If we do not realize the expected benefits of the merger, including the achievement of operating synergies, the merger could result in a reduction of our per share earnings as compared to the per share earnings that would have been achieved by us had the merger not occurred.
     There is pending litigation. Actions purporting to be class and derivative actions on behalf of msystems and its shareholders were filed against us and msystems prior to the closing of the merger. See Part 2, Item 1, ''Legal Proceedings.’’ We may be required to expend significant resources, including management time, to defend these actions and could be subject to damages or settlement costs related to these actions. We are responsible for liabilities associated with these and any other class and derivative actions, including indemnification of directors and certain members of management of msystems.
     There are risks related to msystems prior option grant practices. As a result of an investigation by a special committee of its board of directors into its prior option grant practices, on July 17, 2006, msystems filed a Form 20-F with the U.S. Securities and Exchange Commission, or SEC, in which it restated its financial statements for each of the fiscal years ended December 31, 1999 through 2005 and, in a separate report on Form 6-K, restated its financial statements for each of the four quarters of fiscal 2005 and the first quarter of fiscal 2006. In addition, msystems has disclosed that the SEC is conducting an informal investigation into msystems prior option grant practices and the restatement of its financials.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Issuer Repurchases of Equity Securities. The table below summarizes information about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended April 1, 2007.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans of	Purchased Under the
Period	Shares Purchased (1)	per Share (2)	Programs (3)	Plans or Programs
January 1, 2007 to January 28, 2007	—	$—	—	$—
January 29, 2007 to February 25, 2007	18,000	39.98	18,000	299,280,288
February 26, 2007 to April 1, 2007	172,184	37.01	172,184	292,908,103

Total	190,184	$33.51	190,184	$292,908,103

(1)	In December 2006, the Company announced its intention to repurchase up to $300 million in the open market of its common stock over the two years following the date of authorization.

(2)	Represents the weighted average price paid per share.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of October 20, 2005, by and among SanDisk Corporation, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(1)

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among SanDisk Corporation, Project Desert, Ltd. and msystems Ltd.(2)

3.1	Restated Certificate of Incorporation of the Registrant.(3)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(5)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(6)

3.5	Restated Bylaws of the Registrant, as amended to date.(7)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 14, 1997.(8)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(9)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.(3), (4), (5), (6)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)

4.3	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.(10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 1, 2006.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(5)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2006.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

(9)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(10)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A/A dated November 8, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)
Dated: May 9, 2007	By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of October 20, 2005, by and among SanDisk Corporation, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(1)

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among SanDisk Corporation, Project Desert, Ltd. and msystems Ltd.(2)

3.1	Restated Certificate of Incorporation of the Registrant.(3)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(5)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(6)

3.5	Restated Bylaws of the Registrant, as amended to date.(7)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 14, 1997.(8)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(9)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.(3), (4), (5), (6)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)

4.3	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.(10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 1, 2006.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(5)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2006.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

(9)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(10)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A/A dated November 8, 2006.