Form 10-Q
period 2007-07-01
SANDISK CORP
filed 2007-08-07
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☑
Number of shares outstanding of the issuer’s common stock $0.001 par value, as of July 1, 2007: 227,844,087.

SanDisk Corporation

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (in thousands)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2007	December 31, 2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,124,213	$1,580,700
Short-term investments	1,787,022	1,251,493
Accounts receivable from product revenues, net	311,705	611,740
Inventory	601,372	495,984
Deferred taxes	176,480	176,007
Other current assets	246,745	125,937

Total current assets	4,247,537	4,241,861
Long-term investments	330,020	457,184
Property and equipment, net	341,829	317,965
Notes receivable and investments in flash ventures	531,684	462,307
Deferred taxes	113,788	102,100
Goodwill	849,907	910,254
Intangibles, net	354,079	389,078
Other non-current assets	59,855	87,034

Total assets	$6,828,699	$6,967,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$190,240	$261,870
Accounts payable to related parties	141,041	139,627
Other accrued liabilities	189,130	311,000
Deferred income on shipments to distributors and retailers and deferred revenue	143,587	183,950

Total current liabilities	663,998	896,447
Convertible long-term debt	1,225,000	1,225,000
Deferred taxes and other non-current liabilities	130,552	72,226

Total liabilities	2,019,550	2,193,673
Minority interest	1,207	5,976
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	228	226
Capital in excess of par value	3,722,172	3,656,895
Retained earnings	1,091,752	1,105,520
Accumulated other comprehensive income (loss)	(6,210)	5,493

Total stockholders’ equity	4,807,942	4,768,134

Total liabilities and stockholders’ equity	$6,828,699	$6,967,783

*	Information derived from the audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands, except per share amounts)
Revenues:
Product	$719,991	$636,675	$1,409,348	$1,174,403
License and royalty	107,041	82,510	203,770	168,042

Total revenues	827,032	719,185	1,613,118	1,342,445
Cost of product revenues	588,736	430,177	1,158,824	815,044
Amortization of acquisition-related intangible assets	14,583	—	35,645	—

Total cost of product revenues	603,319	430,177	1,194,469	815,044

Gross profit	223,713	289,008	418,649	527,401
Operating expenses:
Research and development	101,185	73,785	196,825	137,547
Sales and marketing	60,517	45,067	116,723	88,442
General and administrative	41,165	37,182	88,156	67,198
Write-off of acquired in-process technology	—	—	—	39,600
Amortization of acquisition-related intangible assets	7,050	4,432	16,150	8,147
Restructuring	212	—	6,728	—

Total operating expenses	210,129	160,466	424,582	340,934

Operating income (loss)	13,584	128,542	(5,933)	186,467
Interest income	34,727	22,670	72,215	38,527
Interest (expense) and other income (expense), net	3,829	(657)	2,600	1,950

Total other income	38,556	22,013	74,815	40,477

Income before taxes	52,140	150,555	68,882	226,944
Provision for income taxes	23,605	54,914	35,762	96,188

Income after taxes	28,535	95,641	33,120	130,756
Minority interest	51	—	5,211	—

Net income	$28,484	$95,641	$27,909	$130,756

Net income per share:
Basic	$0.12	$0.49	$0.12	$0.67

Diluted	$0.12	$0.47	$0.12	$0.65

Shares used in computing net income per share:
Basic	227,959	195,527	227,707	194,302
Diluted	236,036	202,980	235,951	202,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	July 1, 2007	July 2, 2006
	( In thousands)
Cash flows from operating activities:
Net income	$27,909	$130,756
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	35,760	(17,395)
Gain on investment in foundries	(567)	(1,195)
Depreciation and amortization	129,233	57,666
Provision for doubtful accounts	1,538	1,001
Share-based compensation expense	68,190	44,656
Excess tax benefit from share-based compensation	(11,508)	(61,023)
Write-off of acquired in-process technology	—	39,600
Other non-cash charges (income)	8,576	(4,744)
Changes in operating assets and liabilities:
Accounts receivable from product revenues	298,927	23,048
Inventories	(104,563)	(39,976)
Other assets	(30,176)	(8,743)
Accounts payable trade	(71,698)	(123,758)
Accounts payable to related parties	10,879	13,065
Other liabilities	(197,702)	58,830

Total adjustments	136,889	(18,968)

Net cash provided by operating activities	164,798	111,788

Cash flows from investing activities:
Purchases of short and long-term investments	(1,591,857)	(805,300)
Proceeds from sale and maturities of short and long-term investments	1,204,682	375,446
Investment in Flash Partners and Flash Alliance	—	(127,919)
Acquisition of property and equipment, net	(97,801)	(89,722)
Proceeds from notes receivable from FlashVision	37,512	—
Issuance of notes receivable to Flash Partners	(123,305)	(95,445)
Purchased technology and other assets	(13,240)	—
Cash acquired in business combination, net of acquisition costs	—	9,432

Net cash used in investing activities	(584,009)	(733,508)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,125,500
Purchase of convertible bond hedge	—	(386,090)
Proceeds from issuance of warrants	—	308,672
Proceeds from debt financing	3,791	—
Proceeds from employee stock programs	54,102	68,850
Distribution to minority interest	(9,880)	—
Excess tax benefit from share-based compensation	11,508	61,023
Share repurchase programs	(97,417)	—

Net cash provided by (used in) financing activities	(37,896)	1,177,955

Effect of changes in foreign currency exchange rates on cash	620	186

Net increase (decrease) in cash and cash equivalents	(456,487)	556,421
Cash and cash equivalents at beginning of the period	1,580,700	762,058

Cash and cash equivalents at end of the period	$1,124,213	$1,318,479

Supplemental disclosures of cash flow information:
Issuance of stock for acquisition	$—	$260,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of July 1, 2007, the condensed consolidated statements of operations for the three and six months ended July 1, 2007 and July 2, 2006 and the condensed consolidated statements of cash flows for the six months ended July 1, 2007 and July 2, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of publicly traded unrestricted equity securities from other current assets to short-term investments. The results of operations for the three and six months ended July 1, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.
     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30, respectively. The second quarters of fiscal 2007 and fiscal 2006 ended on July 1, 2007 and July 2, 2006, respectively. Fiscal 2007 ends on December 30, 2007 and fiscal 2006 ended on December 31, 2006.
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
Recent Accounting Pronouncements
     SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. The provisions of SFAS 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS 157 will have on the Company’s consolidated results of operations and financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     SFAS No. 159. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Establishing the Fair Value Option for Financial Assets and Liabilities. The FASB has issued SFAS 159 to permit all entities to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company has not completed its analysis but does not expect the adoption of SFAS 159 to have a material effect on the Company’s results of operations and financial condition.
     EITF Issue No. 07-3. In the June 2007 meeting, the Emerging Issues Task Force (“EITF”), reached a final consensus on EITF Issue
No. 07-3 (“EITF 07-3”), Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company will adopt this pronouncement beginning in the first quarter of fiscal 2008 and does not expect the adoption of EITF 07-3 to have a material impact on its consolidated results of operations and financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
2. Balance Sheet Detail
     Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	July 1, 2007	December 31, 2006
Trade accounts receivable	$705,132	$1,056,616
Related party accounts receivable	15,584	41,708
Allowance for doubtful accounts	(12,835)	(11,452)
Price protection, promotions and other activities	(396,176)	(475,132)

Total accounts receivable from product revenues, net	$311,705	$611,740

     Inventory. Inventories were as follows (in thousands):

	July 1, 2007	December 31, 2006
Raw material	$253,322	$157,163
Work-in-process	97,302	64,009
Finished goods	250,747	274,812

Total inventories	$601,371	$495,984

     Other Current Assets. Other current assets were as follows (in thousands):

	July 1, 2007	December 31, 2006
Royalty and other receivables	$170,686	$82,569
Prepaid expenses	40,072	22,276
Other current assets	35,987	21,092

Total other current assets	$246,745	$125,937

     Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in flash ventures were as follows (in thousands):

	July 1, 2007	December 31, 2006
Notes receivable, FlashVision	$—	$38,229
Notes receivable, Flash Partners	210,782	92,421
Investment in FlashVision	154,456	159,144
Investment in Flash Partners	162,483	168,210
Investment in Flash Alliance	3,963	4,303

Total notes receivable and investments in flash ventures	$531,684	$462,307

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Other Accrued Liabilities. Other accrued liabilities were as follows (in thousands):

	July 1, 2007	December 31, 2006
Accrued payroll and related expenses	$58,158	$61,050
Taxes payable and deferred tax liability	6,247	119,502
Research and development liability, related party	15,315	5,850
Other accrued liabilities	109,410	124,598

Total other accrued liabilities	$189,130	$311,000

     Convertible Long-term Debt. The carrying value of our convertible long-term debt as of July 1, 2007 and December 31, 2006 was as follows (in thousands):

	July 1, 2007	December 31, 2006
1% Senior Convertible Notes due 2013	$1,150,000	$1,150,000
1% Convertible Notes due 2035	75,000	75,000

Total convertible long-term debt	$1,225,000	$1,225,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
3. Share-Based Compensation
     Share-Based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employees. This program includes incentive and non-statutory stock option awards, stock appreciation right awards, restricted stock awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various plans, all of which are stockholder approved. Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. Awards under the stock issuance program generally vest in equal annual installments over a 4 year period. Initial grants under the automatic grant program vest over a 4 year period and subsequent grants vest over a 1 year period in accordance with the specific vesting provisions set forth in that program. Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lowest.
     Valuation Assumptions. The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the three and six months ended July 1, 2007 and July 2, 2006 was estimated using the following weighted average assumptions:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Option Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.38	0.53	0.44	0.53
Risk free interest rate	4.81%	4.99%	4.58%	4.61%
Expected lives	3.3 years	3.6 years	3.4 years	3.7 years
Estimated annual forfeitures rate	7.59%	7.74%	7.59%	7.74%
Weighted average fair value at grant date	$14.66	$28.14	$15.55	$27.50

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.44	0.54	0.44	0.54
Risk free interest rate	5.16%	4.69%	5.16%	4.69%
Expected lives	1/2 year	1/2 year	1/2 year	1/2 year
Weighted average fair value for grant period	$11.44	$20.45	$11.44	$20.45

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Share-Based Compensation Plan Activities
     Stock Option and SAR. Stock option and Stock Appreciation Right (“SAR”) activity for the six months ended July 1, 2007, is as follows (in thousands, except exercise price and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Options and SARs outstanding at December 31, 2006	26,392	$31.97
Granted	4,360	42.26
Exercised	(2,640)	20.31
Forfeited	(1,079)	46.62
Expired	(116)	55.44

Options and SARs outstanding at July 1, 2007	26,917	34.10	6.2	$451,641

Options and SARs vested and expected to vest after July 1, 2007	25,407	33.44	6.2	442,204

Options and SARs exercisable at July 1, 2007	12,476	$23.56	5.5	$333,078

     During the three and six months ended July 1, 2007 and July 2, 2006, the aggregate intrinsic value of stock options and SARs exercised under the Company’s share-based compensation plans was $24.3 million, $56.3 million, $58.6 million and $176.3 million, respectively. At July 1, 2007, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $237.8 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis, and the weighted average period of this expense is approximately 2.7 years.
     Restricted Stock and Restricted Stock Unit. Restricted stock and restricted stock unit (“RSU”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of restricted stock and RSU are subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
     A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the six months ended July 1, 2007 is presented below (in thousands, except for grant date fair value):

		Weighted
		Average Grant	Aggregate
	Shares	Date Fair Value	Intrinsic Value
Non-vested RSUs at December 31, 2006	598	$58.71
Granted	97	41.34
Vested	(130)	60.56
Forfeited	(29)	68.90

Non-vested RSUs at July 1, 2007	536	$54.57	$26,217

     As of July 1, 2007, the Company had $25.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock and RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.6 years.
     Employee Stock Purchase Plan. At July 1, 2007, there was $0.4 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a period of approximately 1 month.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Share-Based Compensation Expense. Share-based compensation expense for the three and six months ended July 1, 2007 and July 2, 2006 was as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Share-based compensation expense by caption:
Cost of product sales	$3,306	$2,478	$6,521	$2,478
Research and development	13,013	10,421	25,700	19,206
Sales and marketing	10,361	5,125	17,284	9,165
General and administrative	10,290	7,846	18,685	13,807

Total share-based compensation expense	$36,970	$25,870	$68,190	$44,656

Share-based compensation expense by type of award:
Stock options and SARs	$30,018	$21,694	$56,663	$37,748
Restricted stock and RSUs	5,714	3,202	9,181	5,239
ESPP	1,238	974	2,346	1,669

Total share-based compensation expense	$36,970	$25,870	$68,190	$44,656

     Share-based compensation expense of $4.1 million and $2.6 million related to manufacturing personnel was capitalized into inventory as of July 1, 2007 and July 2, 2006, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
4. Restructuring
     During the first quarter of fiscal 2007, the Company implemented a restructuring plan which included reductions in workforce in all functions of the organization worldwide and closures of redundant facilities in order to reduce the Company’s cost structure. A restructuring charge of $6.7 million was recorded during the six months ended July 1, 2007, of which $6.0 million related to severance and benefits to 149 terminated employees and the remaining was primarily for excess lease obligations. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring” in the Condensed Consolidated Statements of Operations.
     The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve for the six months ended July 1, 2007 (in thousands):

		Lease
		Obligations
	Severance and	and Other
	Benefits	Charges	Total
Restructuring provision	$5,970	$758	$6,728
Cash paid	(5,842)	(227)	(6,069)

Reserve balance at July 1, 2007	$128	$531	$659

     The Company anticipates that the remaining restructuring reserve balance will be paid out in cash through the first quarter of fiscal 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
5. Warranty
     Changes to the Company’s warranty reserve activity were as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Balance, beginning of period	$10,732	$8,423	$15,338	$11,258
Additions and adjustments to costs of product revenue	6,283	4,599	4,787	1,992
Usage	(3,851)	(3,361)	(6,961)	(3,589)

Balance, end of period	$13,164	$9,661	$13,164	$9,661

     The majority of the Company’s products have a warranty ranging from one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty obligation is affected by customer and consumer returns, product failures and repair or replacement costs incurred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
6. Goodwill and Other Intangible Assets
     Goodwill. Goodwill balance was as follows (in thousands):

Balance at December 31, 2006	$910,254
Goodwill adjustment	(60,347)

Balance at July 1, 2007	$849,907

     The goodwill adjustment in the six months ended July 1, 2007 was primarily the result of purchase price adjustments related to the msystems Ltd. (“msystems”) acquisition and to a lesser extent from the Matrix Semiconductor, Inc. (“Matrix”) acquisition. See Note 12, “Business Acquisition.”
     Intangible Assets. Intangible asset balances were as follows (in thousands):

	July 1, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core technology	$311,801	$(50,512)	$261,289	$311,801	$(18,135)	$293,666
Developed product technology	12,900	(3,667)	9,233	12,900	(2,103)	10,797
Trademarks	4,000	(4,000)	—	4,000	(911)	3,089
Backlog	5,000	(5,000)	—	5,000	(1,139)	3,861
Supply agreement	2,000	(2,000)	—	2,000	(46)	1,954
Customer relationships	80,100	(14,957)	65,143	80,100	(6,008)	74,092

Acquisition-related intangible assets	415,801	(80,136)	335,665	415,801	(28,342)	387,459
Technology licenses	29,243	(10,829)	18,414	7,388	(5,769)	1,619

Total	$445,044	$(90,965)	$354,079	$423,189	$(34,111)	$389,078

     Gross intangible assets increased by $21.9 million in the six months ended July 1, 2007, primarily due to technology licenses obtained from third parties.
     The annual amortization expense of intangible assets that existed as of July 1, 2007, is expected to be as follows (in thousands):

	Estimated Amortization Expenses
	Acquisition-Related	Technology
Fiscal periods:	Intangible Assets	Licenses
2007 (remaining six months)	$38,323	$1,937
2008	76,229	3,648
2009	71,724	3,023
2010	71,529	3,023
2011	64,809	3,023
2012 and thereafter	13,051	3,760

Total	$335,665	$18,414

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
7. Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss), net of tax, presented in the accompanying balance sheet consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the Company’s investments in equity securities, as well as currency translation adjustments relating to local currency denominated subsidiaries and equity investees (in thousands).

	July 1, 2007	December 31, 2006
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$955	$(1,918)
Available-for-sale investments in foundries	(1,504)	(610)
Foreign currency translation	(5,661)	8,021

Total accumulated other comprehensive income (loss)	$(6,210)	$5,493

     Comprehensive net income is as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$28,484	$95,641	$27,909	$130,756
Unrealized income (loss) on available-for-sale investment in foundries	(1,220)	238	(894)	2,215
Unrealized income (loss) on available-for-sale investments	3,128	(412)	2,873	1,325
Currency translation income (loss)	(17,916)	6,164	(13,682)	4,799

Comprehensive net income	$12,476	$101,631	$16,206	$139,095

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
8. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Numerator for basic net income per share:
Net income, as reported	$28,484	$95,641	$27,909	$130,756
Denominator for basic net income per share:
Weighted average common shares outstanding	227,959	195,527	227,707	194,302

Basic net income per share	$0.12	$0.49	$0.12	$0.67

Numerator for diluted net income per share:
Net income, as reported	$28,484	$95,641	$27,909	$130,756
Interest on the 1% Convertible Notes due 2035, net of tax	116	—	232	—

Net income used in computing diluted net income per share	$28,600	$95,641	$28,141	$130,756
Denominator for diluted net income per share:
Weighted average common shares outstanding	227,959	195,527	227,707	194,302
Effect of dilutive 1% Convertible Notes due 2035	2,012	—	2,012	—
Effect of dilutive options and restricted stock	6,065	7,453	6,232	8,220

Shares used in computing diluted net income per share	236,036	202,980	235,951	202,522

Diluted net income per share	$0.12	$0.47	$0.12	$0.65

Anti-dilutive shares excluded from net income per share calculation	41,158	33,189	39,798	31,922
     Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants, and convertible securities. Diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, warrants, and the 1% Convertible Notes due 2035. Certain common stock issuable under stock options, SARs, warrants and the 1% Senior Convertible Notes due 2013 have been omitted from the diluted net income per share calculation because their inclusion is considered anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
9. Share Repurchase Program
     During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock in the open market over two years following the date of authorization. Share repurchases have been and will be made from time-to-time in the open market at the Company’s discretion within the authorized program. The stock repurchase program does not obligate the Company to repurchase any particular amount of shares and may be suspended at the Company’s discretion. During the six months ended July 1, 2007, the Company repurchased 1.5 million shares, for an aggregate purchase price of approximately $62.4 million, all of which are held as treasury stock and accounted for using the cost method. In addition, during the three months ended July 1, 2007, the Company entered into a $35.0 million prepaid forward variable share repurchase agreement with a third-party investment bank to deliver shares by August 13, 2007, and has recorded this amount as a prepaid stock repurchase under stockholders’ equity. The Company entered into this agreement in order to enable it to repurchase shares at a discount of the Volume Weighted Average Price (“VWAP”) of its common shares over the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
10. Commitments, Contingencies and Guarantees
     FlashVision. The Company has a 49.9% ownership interest in FlashVision Ltd. (“FlashVision”), a business venture with Toshiba Corporation (“Toshiba”), formed in fiscal 2000. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 200-millimeter wafer fabrication facilities, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by FlashVision. FlashVision purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase its provided three-month forecast of FlashVision’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company cannot estimate the total amount of this commitment as of July 1, 2007, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
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
     Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba, formed in fiscal 2004. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility, Fab 3, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners. Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Partner’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company cannot estimate the total amount of this commitment as of July 1, 2007 because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of July 1, 2007, the Company had notes receivable from Flash Partners of 26.0 billion Japanese yen, or approximately $211 million based upon the exchange rate at July 1, 2007. These notes are secured by the equipment purchased by Flash Partners using the note proceeds. The Company has additional guarantee obligations to Flash Partners, see “Off Balance Sheet Liabilities.”
     Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba, formed in fiscal 2006. In the venture, the Company and Toshiba will collaborate in the development and manufacture of NAND flash memory products. These NAND flash memory products will be manufactured by Toshiba at its 300-millimeter wafer fabrication facility, Fab 4, being built in Yokkaichi, Japan, using the semiconductor manufacturing equipment that will be owned or leased by Flash Alliance. Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Alliance’s NAND wafer supply, which is expected to equal 50 percent of the venture’s output. In addition, the Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As a part of the FlashVision, Flash Partners and Flash Alliance venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. As of July 1, 2007, the Company had accrued liabilities related to these expenses of $15.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Toshiba Foundry. The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of this agreement, the Company is required to provide Toshiba with a purchase order commitment based on a nine-month rolling forecast.
     TwinSys. As of July 1, 2007, the Company had a 50.1% beneficial ownership in TwinSys Data Storage Limited Partnership (“TwinSys”), a business venture with Toshiba, consisting of (i) 49.9% ownership in TwinSys and (ii) 0.2% interest held by TwinSys Ltd., in which the Company has a 51% ownership interest. The Company and Toshiba have ceased operations of TwinSys as of March 31, 2007 and are in the process of liquidating the venture.
     Business Ventures and Foundry Arrangement with Toshiba. Purchase orders placed under the Toshiba ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled.
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
Off Balance Sheet Liabilities
     The following table details the Company’s portion of the remaining indemnification or guarantee obligation under each of the FlashVision and Flash Partners master lease facilities in both Japanese yen and United States dollar equivalent based upon the exchange rate at July 1, 2007.

Master Lease Agreements by Execution Date	Lease Amounts(1)		Expiration
	(Yen in billions)	(Dollars in millions)
FlashVision
June 2006	¥4.2	$34	2009

Flash Partners
December 2004	17.9	145	2010
December 2005	13.6	110	2011
June 2006	12.9	104	2011
September 2006	45.9	373	2011
March 2007	15.0	122	2012

Total Flash Partners	105.3	854

Total indemnification and guarantee obligations	¥109.5	$888

(1)	The maximum amount of the Company’s contingent indemnification or guarantee obligation, net of payments, and any lease adjustments based upon the exchange rate at July 1, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     FlashVision. In May 2002, FlashVision secured an equipment lease arrangement of approximately 37.9 billion Japanese yen, or approximately $307 million based upon the exchange rate at July 1, 2007, with Mizuho Leasing, and other financial institutions. On May 31, 2006, FlashVision refinanced the remaining balance of this equipment lease arrangement. The refinanced arrangement was approximately 15.0 billion Japanese yen, or approximately $122 million based upon the exchange rate at July 1, 2007. Lease payments are due quarterly and are scheduled to be completed in February 2009 and a residual payment of 3.1 billion Japanese yen, or $25 million based upon the exchange rate at July 1, 2007, will be due in May 2009. Under the terms of the refinanced lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of July 1, 2007, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 4.2 billion Japanese yen, or approximately $34 million based upon the exchange rate at July 1, 2007.
     Flash Partners. Flash Partners sells and leases-back from a consortium of financial institutions a portion of its tools and has entered into five equipment master lease agreements totaling approximately 275.0 billion Japanese yen, or approximately $2.2 billion based upon the exchange rate at July 1, 2007. As of July 1, 2007, Flash Partners had drawn down approximately 245.0 billion Japanese yen, or approximately $2.0 billion based upon the exchange rate at July 1, 2007, of which 210.6 billion Japanese yen, or approximately $1.7 billion based upon the exchange rate at July 1, 2007, was outstanding at July 1, 2007. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under the master lease agreements. As of July 1, 2007, the maximum amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects payments and any lease adjustments, was approximately 105.3 billion Japanese yen, or approximately $854 million based upon the exchange rate at July 1, 2007. Lease payments are due quarterly or semi-annually and are scheduled to be completed in stages through fiscal 2011. At the end of each of the lease terms, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The master lease agreements contain covenants, the most restrictive of which require the Company to maintain a minimum shareholder equity balance of $1.16 billion as well as a long-term loan rating of BB- or Ba3, based on a named independent rating service. In addition, the master lease agreements contain customary events of default for a Japanese lease facility. The master lease agreements are exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. These agreements should be read carefully in their entirety for a comprehensive understanding of their terms and the nature of the obligations the Company guaranteed. The fair value of the Company’s guarantee of Flash Partners’ lease obligations was insignificant at inception of each of the guarantees. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be required to guarantee in whole or in part.
Guarantees
     Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of July 1, 2007, no amount had been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of July 1, 2007 or December 31, 2006, as this liability is not reasonably estimable even though liability under these agreements is not remote.
     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other, Flash Partners and Flash Alliance, for environmental remediation costs or liability resulting from Flash Partners or Flash Alliance’s manufacturing operations in certain circumstances. In fiscal 2004 and 2006, respectively, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facility at which Flash Partners operations are located and Flash Alliance operations will be located to establish a baseline for evaluating future environmental conditions. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Partners or Flash Alliance infringe third-party patents. The Company has not made any indemnification payments under any such agreements and as of July 1, 2007 and no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Contractual Obligations and Off Balance Sheet Arrangements
     Contractual Obligations. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at July 1, 2007, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

						More than 5
			Less than	2 - 3 Years	4 –5 Years	Years
			1 Year	(Fiscal 2008	(Fiscal 2010	(Beyond
	Total		(6 months)	and 2009)	and 2011)	Fiscal 2011)	Other
Operating leases	$48,527		$4,347	$16,698	$14,264	$13,218	$—
FlashVision fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	156,261	(6)	32,019	108,251	15,749	242	—
Flash Partners fabrication capacity expansion and reimbursement for certain other costs including depreciation (1)	2,610,140	(6)	812,098	974,021	684,790	139,231	—
Flash Alliance fabrication capacity expansion and reimbursement for certain other costs including depreciation and start-up	1,750,357	(6)	134,609	1,076,125	359,285	180,338	—
Toshiba research and development	50,000	(6)	15,000	35,000	—	—	—
Capital equipment purchases commitments	97,804		97,804	—	—	—	—
Convertible notes principal and interest (2)	1,316,381		9,188	24,500	24,500	1,258,193	—
Income taxes payable (3)	48,779		—	—	—	—	48,779
Technology license acquisition and capital investment commitments (4)	47,638	(7)	15,138	—	32,500	—
Operating expense commitments	11,088		11,088	—	—	—	—
Noncancelable production purchase commitments (5)	318,338	(6)	318,338	—	—	—	—

Total contractual cash obligations	$6,455,313		$1,449,629	$2,234,595	$1,131,088	$1,591,222	$48,779

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Off Balance Sheet Arrangements.

As of
July 1, 2007
Indemnification of FlashVision foundry equipment lease (8)	$34,258
Guarantee of Flash Partners equipment leases (9)	$853,628

(1)	As of July 1, 2007, the Company and Toshiba have agreed to expand Fab 3 to 150,000 wafers per month.

(2)	In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Senior Convertible Notes due May 15, 2013. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013. In November 2006, through its acquisition of msystems, the Company assumed msystems’ $75 million in aggregate principal amount of 1% Convertible Notes due March 15, 2035. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on March 15 and September 15 of each year until calendar year 2035.

(3)	Includes liability of $9.0 million related to uncertain tax positions subject to an ongoing examination and unrecognized tax benefits of $39.8 million on issues not currently under examination.

(4)	In July 2007, the Company’s subsidiary incurred a liability of $42.5 million related to purchase of technology licenses, of which, $10.0 million was paid on July 31, 2007. See Note 11, “Related Parties” and Note 16, “Subsequent Events.” In addition, the Company has a definitive agreement to establish a venture with Qimonda AG, and has committed to contribute supplemental capital of 3.8 million European euros, or approximately $5 million based upon the exchange rate as of July 1, 2007.

(5)	Includes Toshiba foundries, FlashVision, Flash Partners, related parties vendors and other silicon source vendor purchase commitments.

(6)	Includes amounts denominated in Japanese yen which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at July 1, 2007.

(7)	Includes amounts denominated in European euro which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at July 1, 2007.

(8)	The Company’s contingent indemnification obligation is 4.2 billion Japanese yen, or approximately $34 million based upon the exchange rate at July 1, 2007.

(9)	The Company’s guarantee obligation, net of cumulative lease payments, is 105.3 billion Japanese yen, or approximately $854 million based upon the exchange rate at July 1, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal 2007 through 2016. Future minimum lease payments at July 1, 2007 were as follows (in thousands):

Fiscal Year Ending:
2007 (six months)	$4,435
2008	8,799
2009	8,877
2010	8,003
2011	6,391
2012 and beyond	13,218

Total operating leases	49,723
Sublease income	1,196

$48,527

     Foreign Currency Exchange and Other Contracts. The Company transacts business in various foreign currencies. Exposure to foreign currency exchange rate fluctuations arises mainly from non-functional currency denominated trade accounts payable, intercompany accounts and loans receivable from related parties. The Company utilizes foreign currency forward contracts to minimize the risk associated with foreign exchange effects of trade accounts payable, intercompany accounts and loans receivable from related parties. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts so as to minimize foreign currency transaction gains and losses. All foreign currency balances and all outstanding forward contracts are marked-to-market at July 1, 2007 with unrealized gains and losses included in “Other income” of the Condensed Consolidated Statements of Operations. As of July 1, 2007, the Company had foreign currency exchange contract lines available in the amount of $1.57 billion to enter into foreign currency forward contracts. The Company had foreign currency forward contracts in place with a net notional amount of 15.7 billion Japanese yen, or approximately $127 million based upon the exchange rate at July 1, 2007. For the three and six months ended July 1, 2007, foreign currency contracts resulted in a realized gain of $3.6 million and $4.3 million, respectively, including forward point income. The foreign currency exposures hedged by these forward contracts had realized losses of $3.1 million and $3.0 million for the three and six months ended July 1, 2007, respectively. The Company has outstanding cash flow hedges designated to mitigate equity risk associated with certain available-for-sale equity securities totaling approximately $63 million. The changes in the fair value of the cash flow hedges are included in accumulated other comprehensive income (loss) and were immaterial for the six months ended July 1, 2007. The Company does not enter into derivatives for speculative or trading purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
11. Related Parties and Strategic Investments
     Toshiba. The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners. See also Note 10, “Commitments, Contingencies and Guarantees.” The Company purchased NAND flash memory wafers from FlashVision, Flash Partners and Toshiba, made payments for shared research and development expenses, made loans to FlashVision and Flash Partners and made investments in Flash Partners totaling approximately $367.6 million, $556.3 million, $367.5 million and $562.6 million in the three months and six months ended July 1, 2007 and July 2, 2006, respectively. During the three months and six months ended July 1, 2007, the Company had sales to Toshiba of $13.4 million and $39.8 million, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. At July 1, 2007 and December 31, 2006, the Company had accounts payable balances due to Toshiba of $4.6 million and $19.2 million, respectively, and accounts receivable balances from Toshiba of $4.7 million and $1.4 million, respectively. At July 1, 2007 and December 31, 2006, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $15.3 million and $5.9 million, respectively.
     Flash Ventures with Toshiba. The Company owns 49.9% of FlashVision, Flash Partners and Flash Alliance, jointly called “Flash Ventures.” The Company accounts for its 49.9% ownership position in Flash Ventures under the equity method of accounting. The Company’s obligations with respect to Flash Ventures’ lease arrangements, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 10, “Commitments, Contingencies and Guarantees.” Flash Ventures are all variable interest entities as defined under FASB Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, and the Company is not the primary beneficiary of any of the Flash Ventures because it absorbs less than a majority of the expected gains and losses of each venture. At July 1, 2007 and December 31, 2006, the Company had accounts payable balances due to Flash Ventures of $110.8 million and $61.6 million, respectively.
     TwinSys. The Company assumed msystems’ ownership interest in the venture with Toshiba, TwinSys, designed to enable the parties to benefit from a portion of each party’s respective sales of USB flash drives. The Company had a 50.1% beneficial ownership in TwinSys, consisting of (i) 49.9% ownership in TwinSys and (ii) 0.2% interest held by TwinSys Ltd., in which the Company has a 51% ownership interest. The Company consolidated the venture under FIN 46R. During the three months ended July 1, 2007, TwinSys had no sales to or purchases from Toshiba. During the six months ended July 1, 2007, TwinSys had sales to and purchases from Toshiba of $53.0 million and $28.5 million, respectively. The Company and Toshiba ceased operations of TwinSys as of March 31, 2007 and are in the process of liquidating the venture.
     Tower Semiconductor. As of July 1, 2007, the Company owned approximately 12.2% of the outstanding shares of Tower Semiconductor Ltd. (“Tower”), one of its suppliers of wafers for its controller components, has prepaid wafer credits issued by Tower, and has convertible debt and a warrant to purchase Tower ordinary shares. The Company’s Chief Executive Officer is also a member of the Tower Board of Directors. As of July 1, 2007, the Company owned approximately 14.9 million Tower shares with a market value of $21.3 million, and Tower prepaid wafer credits with a carrying value of zero. In addition, the Company holds a Tower convertible debenture with a market value of $4.9 million. Also, as of July 1, 2007, the Company had loaned a total of $9.8 million to Tower to fund a portion of the overall expansion of Tower’s 0.13 micron logic wafer capacity. The loan to Tower is secured by the equipment purchased. The Company purchased controller wafers and related non-recurring engineering, (“ NRE”), of $22.5 million and $38.5 million in the three and six months ended July 1, 2007, respectively. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At July 1, 2007 and December 31, 2006, the Company had amounts payable to Tower of $15.7 million and $7.7 million, respectively.
     Flextronics. The Chairman of Flextronics International Ltd. (“Flextronics”) has served on the Company’s Board of Directors since September 2003. For the three and six months ended July 1, 2007 and July 2, 2006, the Company recorded revenues related to Flextronics and its affiliates of $20.9 million, $70.7 million, $29.8 million and $49.0 million, respectively, and at July 1, 2007 and December 31, 2006, the Company had receivables from Flextronics and its affiliates of $11.4 million and $18.9 million, respectively. In addition, the Company purchased from Flextronics and its affiliates $18.1 million, $32.2 million, $6.2 million and $20.6 million of services for card assembly and testing during the three and six months ended July 1, 2007 and July 2, 2006, respectively, which are ultimately reflected as a component of the Company’s cost of product revenues. At July 1, 2007 and December 31, 2006, the Company had amounts payable to Flextronics and its affiliates of $9.9 million and $6.7 million, respectively, for these services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Solid State Storage Solutions LLC. During the second quarter of fiscal 2007, the Company formed a venture with third parties that will license intellectual property. This venture qualifies as a variable interest entity under FIN 46R. The Company is considered the primary beneficiary of this venture, and in accordance with FIN 46R, the Company consolidates this venture in its financial statements. The venture was financed with $10.2 million of initial aggregate capital contributions from the partners. In July 2007, Solid State Storage Solutions LLC invested $42.5 million for the acquisition of intellectual property, with an initial payment of $10.0 million and a liability of $32.5 million which is secured by the intellectual property.

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

     Direct transaction costs of approximately $15 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition. As of July 1, 2007, substantially all costs for accounting, legal and other professional services had been paid.
     Net Tangible Assets. The preliminary allocation of the msystems’ purchase price to the tangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on management’s estimates of fair value, which included a third-party appraisal. The allocation of the purchase price may be subject to change based on final estimates of fair value, primarily related to acquisition-related restructuring, deferred taxes and actual transaction costs. In the six months ended July 1, 2007, the Company booked an adjustment to the net tangible assets acquired of approximately $60.4 million, largely related to a revised estimate of the assumed deferred purchase credits.

Cash	$41,657
Short-term investments	100,341
Accounts receivable	163,705
Inventory	133,512
Property and equipment, net	36,778
Other assets	108,819

Total assets acquired	584,812

Accounts payable	(133,263)
Other liabilities	(177,192)

Total liabilities assumed	(310,455)

Net tangible assets acquired	$274,357

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The following represents the allocation of the preliminary purchase price to the acquired net assets of msystems (in thousands):

Net tangible assets acquired	$274,357
Goodwill	698,881
Other identifiable intangible assets:
Core technology	235,500
Trademarks	4,000
Customer relationships	66,000
Backlog	5,000
Supply agreement	2,000

Total other identifiable intangible assets	312,500
Acquired in-process technology	186,000
Deferred tax liability	(31,339)
Assumed unvested share-based awards to be expensed	55,339

Total preliminary estimated purchase price	$1,495,738

     Acquisition-Related Restructuring. During the fourth quarter of fiscal 2006, the Company established its plans to integrate the msystems operations, which included the involuntary termination of approximately 100 employees and exiting duplicative facilities, and recorded $1.6 million for acquisition-related restructuring activities, of which $0.3 million relates to excess lease obligations and $1.3 million is related to personnel. The lease obligations extend through the end of the lease term in fiscal 2009. These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire msystems. In the six months ended July 1, 2007, the Company reversed through goodwill approximately $0.6 million of the restructuring accrual based on actual costs being less than the original estimates. As of July 1, 2007, there was approximately $0.1 million remaining of the acquisition-related restructuring accrual that had not been paid or utilized.
     In-process Technology. As part of the msystems purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off in the fourth quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $186.0 million in the fourth quarter of fiscal 2006. As of July 1, 2007, it was estimated that these in-process projects would be completed at an estimated total cost of $19.2 million. The net cash flows from the identified projects were based on estimates of revenues, costs of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisition. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects were expected to grow through fiscal 2009 and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with ongoing maintenance after a product is released, estimated at 2% of the expected net revenues for the in-process technologies.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Matrix Semiconductor, Inc. On January 13, 2006, the Company completed the acquisition of Matrix, a designer and developer of three-dimensional (3-D) integrated circuits. Matrix® 3-D Memory is used for one-time programmable storage applications that complement the Company’s existing flash storage memory products. The Company acquired 100% of the outstanding shares of Matrix for a total purchase price of $296.4 million.
     The purchase price is comprised of the following (in thousands):

Fair value of SanDisk common stock issued	$242,303
Estimated fair value of options assumed	33,169
Cash consideration	20,000
Direct transaction costs	907

Total purchase price	$296,379

     Acquisition-Related Restructuring. During the first quarter of fiscal 2006, the Company established its plans to integrate the Matrix operations, which included exiting duplicative facilities and recorded $17.5 million for acquisition-related restructuring activities, of which $17.4 million relates to excess lease obligations. The lease obligations extend through the end of the lease term in fiscal 2016. These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire Matrix. As of July 1, 2007, the outstanding accrual balance was $15.0 million. The reduction in the accrual balance was primarily related to excess lease obligation payments.
     In-process Technology. As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology computer industry and written-off in the first quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $39.6 million in the first quarter of fiscal 2006. As of July 1, 2007, it was estimated that these in-process projects would be completed over the next one to two years at an estimated total cost of $5.0 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Pro Forma Results. The following unaudited pro forma financial information for the three and six months ended July 2, 2006 presents the combined results of the Company, Matrix and msystems, as if the acquisitions had occurred at the beginning of the period presented (in thousands, except per share amounts). Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for acquired in-process technology were excluded as these items were non-recurring.

	Three months	Six months
	ended	ended
	July 2, 2006	July 2, 2006
Net revenues	$928,678	$1,771,890
Net income	$78,274	$126,107
Net income per share:
Basic	$0.35	$0.56
Diluted	$0.33	$0.53
     The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Matrix and msystems constituted a consolidated entity during such periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
13. Income Taxes
     The Company’s effective tax rate of 45.3% and 51.9% for the three and six months ended July 1, 2007, respectively, differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, share-based compensation adjustments recorded under SFAS 123(R), acquisition-related intangible amortization taxed at rates lower than federal rates, tax-exempt interest income, research and development tax credits and certain other tax items recognized in the quarter. The Company’s effective tax rate of 36.5% and 42.4% for the three and six months ended July 2, 2006, respectively, differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, share-based compensation adjustments recorded under SFAS 123(R), tax-exempt interest income, research and development tax credits and certain other tax items recognized in the quarter.
     The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation, the Company recognized approximately $1.0 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings at January 1, 2007. The total taxes payable on uncertain tax positions of $44.0 million at January 1, 2007 is before tax benefit on state taxes and on interest of $6.1 million. Of the net taxes payable of $37.9 million, $33.2 million could favorably impact the effective tax rate in future periods and $4.7 million would increase capital in excess of par value. The total increase in taxes payable of $4.8 million for the six months ended July 1, 2007 offset by the tax benefit on state taxes and on interest of $1.3 million would result in $3.5 million that could favorably impact the effective tax rate in future periods.
     The Company expects to recognize a $0.8 million tax benefit within the next 12 months as a result of the expiration of statutes of limitation. The Company had recognized interest and/or penalties of $5.0 million at date of adoption and recognized an additional $0.6 million and $1.1 million in the three and six months ended July 1, 2007 in income tax expense, respectively.
     The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessment remains open for the tax years 2003 through 2006, and the statute of limitations in state jurisdictions remain open in general from tax years 2002 through 2006. The major foreign jurisdictions remain open for examination in general for tax years 2001 through 2006. The Company also had federal and state net operating loss carryforwards of approximately $89 million and $52 million before federal benefit, respectively, at December 31, 2006.
     The tax benefit associated with the exercise of stock options for the three and six months ended July 1, 2007 and July 2, 2006 was credited to capital in excess of par value in the amount of $2.4 million, $4.9 million, $19.1 million and $61.0 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
14. Litigation
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us. In each case listed below where we are the defendant, we intend to vigorously defend the action. The Company does not believe it is reasonably possible that losses related to the litigation as described below have occurred beyond the amounts that have been accrued.
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. The District Court granted summary judgment of non-infringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. On June 29, 2007, defendant Ritek entered into a settlement agreement and cross-license with the Company. This case is scheduled for trial in November 2007.
     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ’601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ’601 patent and an additional patent, U.S. Patent No. 4,841,222 (the “’222 patent”). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the “’002 patent”); 5,041,894 (the “’894 patent”); and 6,226,219 (the “’219 patent”), and omitting the ’601 and ’222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ’002, ’894, and ’219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ’002, ’894 and ’219 patents are unenforceable. On March 17, 2006, the Court granted a stipulation by the parties withdrawing all claims and counterclaims regarding the ’002 patent. On February 20, 2007, the Court entered an order staying the case to facilitate settlement negotiations.
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
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed. On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims. A case management conference was conducted on June 29, 2007. At that conference, the parties agreed that the remaining declaratory judgment claims will be dismissed, pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below). The parties also agreed that the ’338 patent and a second

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
SanDisk patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case. The case is scheduled to go to trial in July of 2008.
     On February 4, 2005, STMicroelectronics, Inc. (“STMicro”) filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44 (the “’44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “’45 Action”), respectively. The complaints sought damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. in the ’45 Action. The counterclaims sought damages and injunctive relief against ST’s flash memory products. The Company and ST have agreed to dismiss all claims and counterclaims with prejudice.
     On October 14, 2005, STMicro filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal which asks that the Superior Court’s September 12 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company has appealed the denial of that motion, and the proceedings at the Superior Court are stayed during the pendency of the appeal.
     On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against STMicroelectronics, Inc. and STMicroelectronics, NV (Case No. C0505021 JF). In the suit, the Company seeks damages and injunctions against ST from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the “’517 patent”). The ’517 patent will be litigated together with the ’338 patent in Civil Case No. C 04 04379JF, which is scheduled to go to trial in July of 2008.
     On January 10, 2006, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA-560) titled, “In the matter of certain NOR and NAND flash memory devices and products containing same” in the United States International Trade Commission (“ITC”), naming ST as respondents. In the complaint, the Company alleges that: (i) ST’s NOR flash memory infringes the ’338 patent; (ii) ST’s NAND flash memory infringes U.S. Patent No. 6,542,956 (the “’956 patent”); and (iii) ST’s NOR flash memory and NAND flash memory infringe the ’517 patent. The complaint seeks an order excluding ST’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on the Company’s complaint, on February 8, 2006. On March 31, 2006, ST filed a motion for partial summary determination or termination of the investigation with respect to the ’338 patent. On May 1, 2006, the Administrative Law Judge (“ALJ”) denied ST’s motion in an initial determination that is subject to review by the ITC. On May 17, 2006, SanDisk filed a motion to voluntarily terminate the investigation with respect to the ’956 patent. On June 1, 2006, the ALJ issued an Initial Determination granting the Company’s motion. On August 15, 2006, the ALJ set December 4, 2006 as the date for the hearing, April 4, 2007 for the Initial Determination, and August 13, 2007 as the target date for completion of the investigation. On September 12, 2006, the Company filed a motion to voluntarily terminate the investigation with respect to claims 1, 2, and 4 of the ’517 patent. On October 10, 2006, the ALJ issued an Initial Determination granting the Company’s motion with respect to claims 2 and 4 of the ’517 patent. On September 25, 2006, ST filed motions for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
summary determination of non-infringement of the ’338 patent with respect to its current products and non-infringement of the ’338 and ’517 patents with respect to prospective products and of lack of domestic industry with regard to the ’338 patent. On the same date, SanDisk filed a motion for summary determination of the economic prong of the domestic industry requirement with regard to the ’517 patent. On November 17, 2006, the ALJ granted SanDisk’s motion for summary determination of the economic prong of domestic industry, and denied ST’s motion for summary determination of lack of domestic industry with regard to the ’338 patent. The ALJ denied one of ST’s motions for summary determination of noninfringement of the ’338 patent. The ALJ granted ST’s motion for summary determination with respect to ST’s binary NOR products, which SanDisk was no longer accusing, and terminated the investigation with respect to certain prospective products. On November 28, 2006, the ALJ denied ST’s second motion for summary determination of non-infringement of the ’338 patent. The ALJ then held an evidentiary hearing from December 1, 2006 through December 15, 2006. In June 2007, the ALJ issued an initial determination that ST had not committed a violation of U.S. trade laws. Neither the Company nor ST appealed. The initial determination became final in July 2007.
     On August 7, 2006, two purported shareholder class and derivative actions, captioned Capovilla v. SanDisk Corp., No. 106 CV 068760, and Dashiell v. SanDisk Corp., No. 106 CV 068759, were filed in the Superior Court of California in Santa Clara County, California. On August 9, 2006, and August 17, 2006, respectively, two additional purported shareholder class and derivative actions, captioned Lopiccolo v. SanDisk Corp., No. 106 CV 068946, and Sachs v. SanDisk Corp., No. 1-06-CV-069534, were filed in that court. These four lawsuits were subsequently consolidated under the caption In re msystems Ltd. Shareholder Litigation, No. 106 CV 068759 and on October 27, 2006, a consolidated amended complaint was filed that supersedes the four original complaints. The lawsuit is brought by purported shareholders of msystems and names as defendants the Company and each of msystems’ former directors, including its President and Chief Executive Officer, and its former Chief Financial Officer, and names msystems as a nominal defendant. The lawsuit asserts purported class action and derivative claims. The alleged derivative claims assert, among other things, breach of fiduciary duties, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement with respect to past stock option grants. The alleged class and derivative claims also assert claims for breach of fiduciary duty by msystems’ board, which the Company is alleged to have aided an abetted, with respect to allegedly inadequate consideration for the merger, and allegedly false or misleading disclosures in proxy materials relating to the merger. The complaints seek, among other things, equitable relief, including enjoining the proposed merger, and compensatory and punitive damages.
     On September 11, 2006, Mr. Rabbi, a shareholder of msystems Ltd. (“msystems”), filed a derivative action and a motion to permit him to file the derivative action against four directors of msystems and msystems, arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law. Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems. On January 25, 2007, msystems filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company. msystems received an extension to file its comprehensive response to the motion, to be submitted 30 days after the decision of the court in its motion to dismiss.
     On February 16, 2007, Texas MP3 Technologies, Ltd. (“Texas MP3”) filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent 7,065,417 (the “’417 patent”). On June 19, 2007, the Company filed an answer and counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company. On July 31, 2007, Texas MP3 filed an amended complaint against the Company and the other parties named in the original complaint, alleging infringement of the ’417 patent. The Company has not filed its response to the amended complaint. A trial date has not been set.
     On or about May 11, 2007, the Company received written notice from Alcatel-Lucent, S.A., or Lucent, alleging that SanDisk digital music players require a license to U.S. Patent No. 5,341,457 (the “’457 patent”) and U.S. Patent No. RE39,080 (the “’080 patent”). On July 13, 2007, the Company filed a complaint for a declaratory judgment of non-infringement and patent invalidity against Lucent Technologies Inc. and Alcatel-Lucent, S.A. in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Lucent Technologies Inc., et al., Civil Case No. C 07 03618. The complaint seeks a declaratory judgment that the Company does not infringe the two patents asserted by Lucent against the Company’s digital music players. The complaint further seeks a judicial determination and declaration that Lucent’s patents are invalid. No answer has been filed.
     On July 11, 2007, the Company filed a complaint for patent infringement against Memorex Products, Inc. and its parent company, Imation Corporation, in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Imation Corporation, et al., Civil Case No. C 07 3588. The complaint alleges that that the defendants’ products infringe one of the Company’s U.S. patents relating to USB flash memory drive technology and seeks damages and an injunction. Neither defendant has filed its answer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
15. Condensed Consolidating Financial Statements
     As part of the acquisition of msystems in November 2006, the Company entered into a supplemental indenture whereby the Company became an additional obligor and guarantor of the assumed $75 million 1% Convertible Notes due 2035 issued by msystems Finance Company, (the “Subsidiary Issuer” or “mfinco”) and guaranteed by SanDisk IL Ltd. (the “Other Guarantor Subsidiary” or formerly “msystems”). SanDisk Corporation’s (the “Parent Company” or the “Company”) guarantee is full and unconditional, jointly and severally with msystems. Both msystems and mfinco are wholly-owned subsidiaries of the Company. The following condensed consolidating financial statements present separate information for mfinco as the subsidiary issuer, the Company and msystems as guarantors and the Company’s other combined non-guarantor subsidiaries, and should be read in conjunction with the condensed consolidated financial statements of the Company.
     These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. Only the three and six months ended July 1, 2007 are presented for the Condensed Consolidating Statements of Operations, and the six months ended July 1, 2007 for the cash flows, as the inception of the guarantee by the Company coincides only with the consummation of the acquisition of msystems on November 19, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Statements of Operations
For the three months ended July 1, 2007

			Other	Combined Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Total revenues	$530,353	$—	$61,547	$1,032,172	$(797,040)	$827,032
Total cost of revenues	307,074	—	59,128	1,004,976	(767,859)	603,319

Gross margin	223,279	—	2,419	27,196	(29,181)	223,713
Total operating expenses	131,054	—	27,819	82,130	(30,874)	210,129

Operating income (loss)	92,225	—	(25,400)	(54,934)	1,693	13,584
Total other income (expense)	21,261	180	22,861	(11,376)	5,630	38,556

Income (loss) before taxes	113,486	180	(2,539)	(66,310)	7,323	52,140
Provision (benefit) for income taxes	19,198	—	5,035	548	(1,176)	23,605
Minority interest	—	—	51	—	—	51
Equity in net income (loss) of consolidated subsidiaries	(46,334)	—	3,929	(6,331)	48,736	—

Net income (loss)	$47,954	$180	$(3,696)	$(73,189)	$57,235	$28,484

Condensed Consolidating Statements of Operations
For the six months ended July 1, 2007

			Other	Combined Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Total revenues	$951,846	$—	$153,942	$1,974,013	$(1,466,683)	$1,613,118
Total cost of revenues	533,860	—	158,725	1,912,810	(1,410,926)	1,194,469

Gross margin	417,986	—	(4,783)	61,203	(55,757)	418,649
Total operating expenses	260,642	—	66,305	151,246	(53,611)	424,582

Operating income (loss)	157,344	—	(71,088)	(90,043)	(2,146)	(5,933)
Total other income (expense)	59,616	(7)	26,114	(13,708)	2,800	74,815

Income (loss) before taxes	216,960	(7)	(44,974)	(103,751)	654	68,882
Provision for income taxes	31,479	—	4,063	219	1	35,762
Minority interest	—	—	5,211	—	—	5,211
Equity in net income (loss) of consolidated subsidiaries	(81,890)	—	9,140	(7,370)	80,120	—

Net income (loss)	$103,591	$(7)	$(45,108)	$(111,340)	$80,773	$27,909

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Balance Sheets
As of July 1, 2007

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$744,177	$216	$184,492	$194,188	$1,140	$1,124,213
Short-term investments	1,750,754	—	170	1,260	34,838	1,787,022
Accounts receivable, net	114,729	—	19,666	175,814	1,496	311,705
Inventory	105,637	—	33,807	462,389	(461)	601,372
Deferred taxes	153,458	—	—	23,022	—	176,480
Other current assets	487,993		11,006	429,003	(681,257)	246,745

Total current assets	3,356,748	216	249,141	1,285,676	(644,244)	4,247,537
Property and equipment, net	171,673	—	33,964	136,238	(46)	341,829
Goodwill	—	—	699,360	150,491	56	849,907
Intangibles, net	—	—	258,963	95,117	(1)	354,079
Other non-current assets	1,414,042	71,615	101,955	424,563	(976,828)	1,035,347

Total assets	$4,942,463	$71,831	$1,343,383	$2,092,085	$(1,621,063)	$6,828,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,534	$—	$14,126	$283,483	$138	$331,281
Other current accrued liabilities	355,775	226	30,542	734,742	(788,568)	332,717

Total current liabilities	389,309	226	44,668	1,018,225	(788,430)	663,998
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Deferred taxes and other non-current liabilities	41,710	—	35,834	53,209	(201)	130,552

Total liabilities	1,581,019	75,226	80,502	1,071,434	(788,631)	2,019,550

Minority interest	—	—	1,207	—	—	1,207
Stockholders’ Equity:
Common stock	2,557,737	—	1,022,911	1,004,421	(862,669)	3,722,400
Retained earnings	803,587	(3,395)	240,213	16,544	34,803	1,091,752
Accumulated other comprehensive income (loss)	120	—	(1,450)	(314)	(4,566)	(6,210)

Total stockholders’ equity	3,361,444	(3,395)	1,261,674	1,020,651	(832,432)	4,807,942

Total liabilities and stockholders’ equity	$4,942,463	$71,831	$1,343,383	$2,092,085	$(1,621,063)	$6,828,699

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Balance Sheets
As of December 31, 2006

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,165,473	$48	$71,839	$340,291	$3,049	$1,580,700
Short-term investments	1,192,084	—	26,294	2,681	30,434	1,251,493
Accounts receivable, net	256,801	—	55,864	313,407	(14,332)	611,740
Inventory	106,772	—	71,839	318,154	(781)	495,984
Deferred taxes	152,791	—	—	23,217	(1)	176,007
Other current assets	344,722	—	74,434	229,912	(523,131)	125,937

Total current assets	3,218,643	48	300,270	1,227,662	(504,762)	4,241,861
Property and equipment, net	182,750	—	34,870	100,345	—	317,965
Goodwill	—	—	759,729	150,470	55	910,254
Intangibles, net	—	—	312,682	76,396	—	389,078
Other non-current assets	1,735,998	71,789	111,754	368,467	(1,179,383)	1,108,625

Total assets	$5,137,391	$71,837	$1,519,305	$1,923,340	$(1,684,090)	$6,967,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,910	$—	$46,349	$312,219	$(981)	$401,497
Other current accrued liabilities	515,042	226	59,287	512,525	(592,130)	494,950

Total current liabilities	558,952	226	105,636	824,744	(593,111)	896,447
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Deferred taxes and other non-current liabilities	18,029	—	32,229	29,770	(7,802)	72,226

Total liabilities	1,726,981	75,226	137,865	854,514	(600,913)	2,193,673

Minority interest	—	—	5,976	—	—	5,976
Stockholders’ Equity:
Common stock	2,387,819	—	1,085,277	675,218	(491,193)	3,657,121
Retained earnings	1,018,566	(3,389)	284,414	384,471	(578,542)	1,105,520
Accumulated other comprehensive income (loss)	4,025	—	5,773	9,137	(13,442)	5,493

Total stockholders’ equity	3,410,410	(3,389)	1,375,464	1,068,826	(1,083,177)	4,768,134

Total liabilities and stockholders’ equity	$5,137,391	$71,837	$1,519,305	$1,923,340	$(1,684,090)	$6,967,783

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Statements of Cash Flows
For the six months ended July 1, 2007

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Net cash provided by (used in) operating activities	$153,499	$168	$78,621	$(65,582)	$(1,908)	$164,798
Net cash provided by (used in) investing activities	(543,608)	—	39,951	(80,352)	—	(584,009)
Net cash used in financing activities	(31,807)	—	(6,089)	—	—	(37,896)
Effect of changes in foreign currency exchange rates on cash	620	—	170	(170)	—	620

Net increase (decrease) in cash and cash equivalents	(421,296)	168	112,653	(146,104)	(1,908)	(456,487)
Cash and cash equivalents at beginning of period	1,165,473	48	71,839	340,292	3,048	1,580,700

Cash and cash equivalents at end of period	$744,177	$216	$184,492	$194,188	$1,140	$1,124,213

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
16. Subsequent Event
     In July 2007, the Company and Toshiba made capital contributions of 5.0 billion Japanese yen to Flash Alliance, of which the Company’s portion was 2.495 billion Japanese yen, or approximately $20 million based on the exchange rate at July 1, 2007.
     In July 2007, Solid State Storage Solutions LLC acquired intellectual property of $42.5 million. See Note 11, “Related Parties.”

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
Overview
     We are one of the world’s largest suppliers of NAND flash-based data storage products for the consumer, mobile communications and industrial markets. Our mission is to be the preferred choice of personal storage solutions for the worldwide digital economy. We seek to achieve our mission by developing leading technologies and innovative products and delivering our products through both retail and OEM channels.
     We design, develop, market and manufacture products and solutions in a variety of form factors using our flash memory, controller and firmware technologies. Our products are used in a wide range of consumer electronics devices such as digital cameras, mobile phones, USB drives, gaming consoles, MP3 players, laptop computers and other digital devices. Our products are also embedded in a variety of systems for the enterprise, industrial, military and other markets. Flash storage technology allows data to be stored in a low-power consumption, durable and compact format that retains the data after the power has been turned off.
     Our results are primarily driven by worldwide demand for flash storage devices, which in turn depends on end-user demand for electronic products. We believe the market for flash storage is price elastic. Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of megabytes of memory. In order to profitably capitalize on price elasticity of demand in the market for flash storage products, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer. We seek to achieve these cost reductions through technology improvements primarily by increasing the amount of memory stored in a given area of silicon.
     We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, at the beginning of fiscal 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a significant impact on our financial position and result of operations. For further discussion on adoption of FIN 48, please refer to Note 13, “Income Taxes.”

Results of Operations.

	Three months ended				Six months ended
	July 1,	% of	July 2,	% of	July 1,	% of	July 2,	% of
	2007	Revenues	2006	Revenues	2007	Revenues	2006	Revenues
	(In millions, except percentages)
Product revenues	$720.0	87.1%	$636.7	88.5%	$1,409.3	87.4%	$1,174.4	87.5%
License and royalty revenues	107.0	12.9%	82.5	11.5%	203.8	12.6%	168.0	12.5%

Total revenues	827.0	100.0%	719.2	100.0%	1,613.1	100.0%	1,342.4	100.0%
Cost of product revenues	588.7	71.2%	430.2	59.8%	1,158.8	71.8%	815.0	60.7%
Amortization of acquisition-related intangible assets	14.6	1.8%	—	—	35.7	2.2%	—	—

Total cost of product revenues	603.3	73.0%	430.2	59.8%	1,194.5	74.0%	815.0	60.7%

Gross margins	223.7	27.0%	289.0	40.2%	418.6	26.0%	527.4	39.3%
Operating expenses
Research and development	101.2	12.2%	73.8	10.3%	196.8	12.2%	137.5	10.2%
Sales and marketing	60.5	7.3%	45.1	6.3%	116.7	7.3%	88.4	6.6%
General and administrative	41.2	5.0%	37.2	5.2%	88.2	5.5%	67.2	5.0%
Write-off of acquired in-process technology	—	—	—	—	—	—	39.6	3.0%
Amortization of acquisition-related intangible assets	7.0	0.9%	4.4	0.5%	16.1	1.0%	8.2	0.6%
Restructuring	0.2	—	—	—	6.7	0.4%	—	—

Total operating expenses	210.1	25.4%	160.5	22.3%	424.5	26.4%	340.9	25.4%

Operating income (loss)	13.6	1.6%	128.5	17.9%	(5.9)	(0.4%)	186.5	13.9%
Other income	38.5	4.7%	22.0	3.0%	74.8	4.7%	40.5	3.0%

Income before taxes	52.1	6.3%	150.5	20.9%	68.9	4.3%	227.0	16.9%
Provision for income taxes	23.6	2.9%	54.9	7.6%	35.8	2.3%	96.2	7.2%
Minority interest	—	—	—	—	5.2	0.3%	—	—

Net income	$28.5	3.4%	$95.6	13.3%	$27.9	1.7%	$130.8	9.7%

Product Revenues.

	Three months ended			Six months ended
	July 1,	July 2,	Percent	July 1,	July 2,	Percent
	2007	2006	Change	2007	2006	Change
	(In millions, except percentages)
Retail	$486.0	$446.2	8.9%	$829.9	$818.2	1.4%
OEM	234.0	190.5	22.8%	579.4	356.2	62.7%

Product revenues	$720.0	$636.7	13.1%	$1,409.3	$1,174.4	20.0%

     The increase in our retail product revenues for the three and six months ended July 1, 2007 compared to the three and six months ended July 2, 2006, was due to growth in the number of units sold and the average memory capacity of those products, partially offset by a decline in the average selling price per megabyte. Our average retail selling price per megabyte declined 68% in both the three and six months ended July 1, 2007 compared to a 49% decline in the three and six months ended July 2, 2006. The price per megabyte decline in the first half of fiscal 2007 was higher than in the prior year primarily due to excess industry supply. Retail revenue growth compared to the prior year was strongest in our cards for mobile phones and our MP3 products.
     OEM product revenues increased in the three and six months ended July 1, 2007 over the comparable periods in fiscal 2006 primarily as a result of the addition of product lines from our acquisition of msystems Ltd., or msystems. Sales of our consolidated TwinSys Ltd., or TwinSys, venture with Toshiba Corporation, or Toshiba, were $53.0 million for the three months ended April 1, 2007, however, these sales were eliminated in the three months ended July 1, 2007, as the venture terminated operations on March 31, 2007.
     Our ten largest customers represented approximately 46% and 50% of our total revenues in the three and six months ended July 1, 2007, compared to 52% and 51% in the three and six months ended July 2, 2006. No customers exceeded 10% of our total revenues in the three months ended July 1, 2007. Customers who exceeded 10% of our total revenues in the six months ended July 1, 2007 were Sony Ericsson Mobile Communications AB, or Sony Ericsson, and Samsung Electronics Co. Ltd., or Samsung, which were 11% and 10% of our total revenues, respectively. No customer exceeded 10% of our total revenues in either of the three and six months ended July 2, 2006 except Samsung, which was 11% and 12% of our total revenues in the three and six months ended July 2, 2006, respectively.

Geographical Product Revenues.

	Three months ended					Six months ended
	July 1,	% of Product	July 2,	% of Product	Percent	July 1,	% of Product	July 2,	% of Product	Percent
	2007	Revenues	2006	Revenues	Change	2007	Revenues	2006	Revenues	Change
	(In millions, except percentages)
North America	$293.1	40.7%	$276.2	43.4%	6.1%	$534.9	38.0%	$493.4	42.0%	8.4%
Japan	42.7	5.9%	30.4	4.8%	40.5%	144.1	10.2%	56.2	4.8%	156.4%
Europe and Middle East	195.8	27.2%	153.3	24.0%	27.7%	330.3	23.4%	293.6	25.0%	12.5%
Asia-Pacific	177.7	24.7%	175.8	27.6%	1.1%	379.4	26.9%	329.6	28.1%	15.1%
Other foreign countries	10.7	1.5%	1.0	0.2%	970.0%	20.6	1.5%	1.6	0.1%	1187.5%

Product revenues	$720.0	100.0%	$636.7	100.0%	13.1%	$1,409.3	100.0%	$1,174.4	100.0%	20.0%

     Product revenue growth for the three months ended July 1, 2007 over the comparable periods in fiscal 2006 was strongest in the Europe and Middle East regions driven primarily by increased retail unit sales.
     Product revenues for the six months ended July 1, 2007 over the comparable periods in fiscal 2006 grew significantly in Japan due to the acquired msystems’ TwinSys venture which added to revenue in the quarter ended April 1, 2007 as well as growth in OEM sales of our gaming cards. The growth in the Asia-Pacific region primarily reflects higher sales to handset OEM customers and their subcontract manufacturers that are bundling our flash memory cards with mobile phones. The increase in the Europe and Middle East regions primarily reflects increased retail unit sales.
License and Royalty Revenues.

	Three months ended			Six months ended
	July 1,	July 2,	Percent	July 1,	July 2,	Percent
	2007	2006	Change	2007	2006	Change
		(In millions, except percentages)
License and royalty revenues	$107.0	$82.5	29.7%	$203.8	$168.0	21.3%
     The increase in our license and royalty revenues for the three and six months ended July 1, 2007 was primarily driven by increased overall sales by our licensees as well as increased royalties related to licensee sales of multi-level-cell, or MLC, based products and new license agreements.
Gross Margin.

	Three months ended			Six months ended
	July 1,	July 2,	Percent	July 1,	July 2,	Percent
	2007	2006	Change	2007	2006	Change
		(In millions, except percentages)
Product gross margin	$116.7	$206.5	(43.5%)	$214.9	$359.4	(40.2%)
Product gross margin (as a percent of product revenues)	16.2%	32.4%		15.2%	30.6%
Total gross margin (as a percent of total revenues)	27.0%	40.2%		26.0%	39.3%
     Product gross margins for the three and six months ended July 1, 2007 were lower than in comparable periods in fiscal 2006 primarily due to price declines on a per megabyte basis in excess of cost declines due to excess industry supply. In addition, product gross margins were adversely impacted in the three and six months ended July 1, 2007 when compared to the comparable periods in fiscal 2006 by increased inventory charges related to certain products for which the cost was higher than our expected average selling price and other products for which expected sales volumes were not sufficient to consume on-hand and on-order inventory. In the three and six months ended July 1, 2007, cost of product revenue also increased due to the amortization of acquisition-related intangibles of $14.6 million and $35.7 million, respectively, primarily from the msystems acquisition in November 2006.

     In the three and six months ended July 1, 2007 and July 2, 2006, we sold approximately $6.5 million, $7.3 million, $5.2 million and $9.2 million, respectively, of inventory that had been fully written-off or reserved.
Research and Development.

	Three months ended			Six months ended
	July 1,	July 2,	Percent	July 1,	July 2,	Percent
	2007	2006	Change	2007	2006	Change
		(In millions, except percentages)
Research and development	$101.2	$73.8	37.1%	$196.8	$137.5	43.1%
Percent of revenue	12.2%	10.3%		12.2%	10.2%
     Our research and development expense growth for the three and six months ended July 1, 2007 over the comparable periods in fiscal 2006 included increased payroll, payroll-related costs and share-based compensation expense of $11.4 million and $27.9 million, respectively, primarily related to overall headcount increases and our acquisition of msystems. In addition, we increased our fab-related development costs by $6.8 million and $9.6 million, respectively, incurred increased engineering consulting costs of $3.5 million and $5.7 million, respectively, and increased engineering material costs of $3.4 million and $3.7 million, respectively.
Sales and Marketing.

	Three months ended			Six months ended
	July 1,	July 2,	Percent	July 1,	July 2,	Percent
	2007	2006	Change	2007	2006	Change
		(In millions, except percentages)
Sales and marketing	$60.5	$45.1	34.3%	$116.7	$88.4	32.0%
Percent of revenue	7.3%	6.3%		7.3%	6.6%
     Our sales and marketing expense growth for the three and six months ended July 1, 2007 over the comparable periods in fiscal 2006, was primarily due to increased payroll, payroll-related and share-based compensation costs of $11.9 million and $24.9 million, respectively, primarily related to overall headcount increases and our acquisition of msystems.
General and Administrative.

	Three months ended			Six months ended
	July 1,	July 2,	Percent	July 1,	July 2,	Percent
	2007	2006	Change	2007	2006	Change
		(In millions, except percentages)
General and administrative	$41.2	$37.2	10.7%	$88.2	$67.2	31.2%
Percent of revenue	5.0%	5.2%		5.5%	5.0%
     Our general and administrative expense growth for the three and six months ended July 1, 2007 over the comparable periods in fiscal 2006, included increased payroll, payroll-related and share-based compensation costs of $5.3 million and $10.1 million, respectively, primarily related to overall headcount increases and our acquisition of msystems. While patent and other litigation costs decreased $1.9 million in the three months ended July 1, 2007 over the comparable periods in fiscal 2006, they increased by $6.6 million in the six months ended July 1, 2007 over the comparable periods in fiscal 2006.

Write-off of Acquired In-process Technology.

	Three months ended			Six months ended
	July 1,	July 2,	Percent	July 1,	July 2,	Percent
	2007	2006	Change	2007	2006	Change
		(In millions, except percentages)
Write-off of acquired in-process technology	$—	$—	—	$—	$39.6	(100.0%)
Percent of revenue	—	—		—	3.0%
     As part of the Matrix Semiconductor, Inc., or Matrix, acquisition in the first quarter of fiscal 2006, a portion of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off at the date of acquisition because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. As of July 1, 2007, it was estimated that Matrix in-process projects would be completed over the next one to two years at an estimated total cost of approximately $5.0 million. For further discussion on write-off of acquired in-process technology, please refer to Note 12, “Business Acquisition.”
Amortization of Acquisition-Related Intangible Assets.

	Three months ended			Six months ended
	July 1,	July 2,	Percent	July 1,	July 2,	Percent
	2007	2006	Change	2007	2006	Change
		(In millions, except percentages)
Amortization of acquisition-related intangible assets	$7.0	$4.4	59.1%	$16.1	$8.2	98.2%
Percent of revenue	0.9%	0.5%		1.0%	0.6%
     Our expense from the amortization of acquisition-related intangible assets for the three and six months ended July 1, 2007 was directly related to our acquisition of Matrix in January 2006 and msystems in November 2006. For further discussion on acquisition-related intangible assets, please refer to Note 12, “Business Acquisition.”
Restructuring.

	Three months ended			Six months ended
	July 1,	July 2,	Percent	July 1,	July 2,	Percent
	2007	2006	Change	2007	2006	Change
		(In millions, except percentages)
Restructuring	$0.2	$—	100.0%	$6.7	$—	100.0%
Percent of revenue	—	—		0.4%	—
     During the first quarter of fiscal 2007, we implemented a restructuring plan which included reductions of our workforce in all functions of the organization worldwide and closure of redundant facilities in order to reduce our cost structure. A restructuring charge of $6.7 million was recorded, of which $6.0 million related to severance and benefits to 149 terminated employees and the remaining was primarily for excess lease obligations. We do not expect additional changes relating to this restructuring plan. For further discussion on our restructuring plans, please refer to Note 4, “Restructuring.”
     As a result of our first quarter of fiscal 2007 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $21.7 million, of which approximately 8%, 24%, 44% and 24% will be reflected as a reduction in cost of product revenues, research and development expense, sales and marketing expense, and general and administrative expense, respectively.

Other Income.

	Three months ended			Six months ended
	July 1,	July 2,	Percent	July 1,	July 2,	Percent
	2007	2006	Change	2007	2006	Change
	(In millions, except percentages)
Interest income	$35.9	$22.7	58.1%	$73.4	$38.5	90.6%
Interest (expense) and other income (expense), net	2.6	(0.9)	388.9%	1.4	1.6	(12.5%)
Equity in income of business ventures	—	0.2	(100.0%)	—	0.4	(100.0%)

Total other income	$38.5	$22.0	75.0%	$74.8	$40.5	84.7%

     The increase in non-operating income for the three and six months ended July 1, 2007 over the comparable periods in fiscal 2006 was primarily due to increased interest income of $13.2 million and $34.9 million, respectively, as a result of higher cash and investment balances partially related to the 1% Senior Convertible Notes due in fiscal 2013 and higher interest rates realized on our investments, partially offset by interest expense of $3.3 million and $6.5 million, respectively, related to coupon payments and amortization of expenses associated with our 1% Senior Convertible Notes due 2013 and 1% Convertible Notes due 2035.
Provision for Income Taxes.

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(In millions, except for percentages)
Provision for income taxes	$23.6	$54.9	$35.8	$96.2
Effective tax rates	45.3%	36.5%	51.9%	42.4%
     Our effective tax rate of 45.3% and 51.9% for the three and six months ended July 1, 2007, respectively, differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, share-based compensation adjustments recorded under SFAS 123(R), acquisition-related intangible amortization taxed at rates lower than federal rates, tax-exempt interest income, research and development tax credits and certain other tax items recognized in the quarter. Our effective tax rate of 36.5% and 42.4% for the three and six months ended July 2, 2006, respectively, differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, share-based compensation adjustments recorded under SFAS 123(R), tax-exempt interest income, research and development tax credits and certain other tax items recognized in the quarter.
     As a result of the implementation of FIN 48, we recognized approximately $1.0 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings at January 1, 2007. The total taxes payable on uncertain tax positions of $44.0 million at January 1, 2007 is before tax benefit on state taxes and on interest of $6.1 million. Of the net taxes payable of $37.9 million, $33.2 million could favorably impact the effective tax rate in future periods and $4.7 million would increase capital in excess of par value. The total increase in taxes payable of $4.8 million for the six months ended July 1, 2007 offset by the tax benefit on state taxes and on interest of $1.3 million would result in $3.5 million that could favorably impact the effective tax rate in future periods.
     We expect to recognize a $0.8 million tax benefit within the next 12 months as a result of the expiration of statutes of limitation. We have recognized interest and/or penalties of $5.0 million at date of adoption and recognized an additional $0.6 million and $1.1 million in the three and six months ended July 1, 2007, in income tax expense, respectively.
     We are subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessment remains open for the tax years 2003 through 2006, and the statute of limitations in state jurisdictions remain open in general from tax years 2002 through 2006. The major foreign jurisdictions remain open for examination in general for tax years 2001 through 2006. We also had federal and state net operating loss carryforwards of approximately $89 million and $52 million before federal benefit, respectively, at December 31, 2006.
     The tax benefit associated with the exercise of stock options for the three and six months ended July 1, 2007 and July 2, 2006 was credited to capital in excess of par value in the amount of $2.4 million, $4.9 million, $19.1 million and $61.0 million, respectively.

Liquidity and Capital Resources.
     Our cash flows were as follows:

	Six months ended
	July 1,	July 2,	Percent
	2007	2006	Change
	(In millions, except percentages)
Net cash provided by operating activities	$164.8	$111.8	47.4%
Net cash used in investing activities	(584.0)	(733.5)	20.4%
Net cash provided by (used in) financing activities	(37.9)	1,178.0	(103.2%)
Effect of changes in foreign currency exchange rates on cash	0.6	0.1	233.3%

Net increase (decrease) in cash and cash equivalents	$(456.5)	$556.4	(182.0%)

     Operating Activities. Cash provided by operating activities increased over the prior year primarily due to collection on higher fourth quarter of fiscal 2006 receivable balances and higher net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation, excess tax benefit from share-based compensation and write-off of amortization of acquired intangibles, and deferred taxes. These increases were primarily offset by a reduction in income taxes payable, an increase in inventory and lower deferred income on shipments to distributors and retailers.
     Investing Activities. Cash used in investing activities was lower in the six months ended July 1, 2007 over the comparable periods in fiscal 2006 primarily due to lower capital investments in the flash ventures and collection of the FlashVision’s notes receivable offset by additional notes receivable issued to Flash Partners and increased use of cash related to purchased technology.
     Financing Activities. Net cash from financing activities was substantially lower in the six months ended July 1, 2007 over the comparable periods in fiscal 2006 primarily due to the funding from the financing of our $1.15 billion 1% Senior Convertible Notes due 2013 in the second quarter of fiscal 2006 offset by use of cash from our share repurchase program in the first and second quarters of fiscal 2007, lower tax benefits from share-based compensation and cash distributions to the minority interest holders of the TwinSys venture.
     Liquid Assets. At July 1, 2007, we had cash, cash equivalents and short-term investments of $2.9 billion.
     Short-Term Liquidity. As of July 1, 2007, our working capital balance was $3.58 billion. We do not expect any liquidity constraints in the next twelve months. We currently expect our total investments, loans, expenditures and guarantees over the next 12 months to be approximately $2.1 billion. Of this amount, we expect to loan, make investments or guarantee future operating leases for fab expansion of approximately $1.7 billion and expect to spend approximately $0.4 billion on property and equipment, the majority of which is for assembly and test equipment. The additions for property and equipment includes assembly, test and engineering equipment, and equipment and building construction for our captive assembly and test manufacturing facility in Shanghai, China.
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

     Financing Arrangements. At July 1, 2007, we had $1.23 billion of aggregate principal amount in convertible notes outstanding, consisting of $1.15 billion in aggregate principal amount of our 1% Senior Convertible Notes due 2013 and $75.0 million in aggregate principal amount of our 1% Convertible Notes due 2035.
     Also concurrent with the issuance of the 1% Senior Convertible Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of July 1, 2007, the warrants had an expected life of approximately 6 years and expire in August 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. As of July 1, 2007, the warrants had not been exercised and remain outstanding. In addition, counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Senior Convertible Notes due 2013 in full, at a conversion price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Senior Convertible Notes due 2013 or the first day none of the 1% Senior Convertible Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Senior Convertible Notes due 2013. As of July 1, 2007, we had not purchased any shares under this convertible bond hedge agreement.
     Toshiba Ventures. We are a 49.9% percent owner in FlashVision, Flash Partners and Flash Alliance, our business ventures with Toshiba to develop and manufacture NAND flash memory products. Toshiba owns 50.1% of each of these ventures. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using semiconductor manufacturing equipment owned or leased by FlashVision or Flash Partners or to be owned or leased by Flash Alliance. This equipment is funded or will be funded by investments in or loans to the ventures from us and Toshiba. FlashVision and Flash Partners purchase and Flash Alliance will purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase our provided three month forecast of FlashVision’s, Flash Partners’ and, when operational, Flash Alliance’s NAND wafer supply, which generally equals 50 percent of such wafer supply. We cannot estimate the total amount of our wafer purchase commitment as of July 1, 2007 because our price is determined by reference to the future cost to produce the semiconductor wafers. In addition to the semiconductor assets owned or leased by FlashVision and Flash Partners, we directly own certain semiconductor manufacturing equipment in Toshiba’s 200-millimeter operations in Yokkaichi, Japan from which we receive 100% of the output. From time-to-time, we and Toshiba mutually approve increases in the wafer supply capacity of Flash Partners that may contractually obligate us to increase capital funding. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.
     The cost of the wafers we purchase from FlashVision and Flash Partners and wafers we will purchase from Flash Alliance is recorded in inventory and ultimately cost of sales. FlashVision, Flash Partners and Flash Alliance are variable interest entities and we are not the primary beneficiary of these ventures because we are entitled to less than a majority of expected gains and losses with respect to each venture. Accordingly, we account for our investments under the equity method and do not consolidate. Our share of the net income or loss of FlashVision, Flash Partners and Flash Alliance is included in our Condensed Consolidated Statements of Operations as “Interest (expense) and other income (expense), net.”
     Under the FlashVision, Flash Partners and Flash Alliance agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. We also fund direct research and development contribution based on a variable computation. As of July 1, 2007, we had accrued liabilities related to those expenses of $15.3 million. Our common research and development obligation related to FlashVision, Flash Partners and Flash Alliance is variable but capped at increasing fixed quarterly amounts through fiscal 2008. The common research and development participation agreement and the product development agreement are exhibits in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and should be read carefully in their entirety for a more complete understanding of these arrangements.
     For semiconductor fixed assets that are leased by FlashVision or Flash Partners, we and/or Toshiba have guaranteed, in whole or in part, the outstanding lease payments under each of those leases through various methods. These obligations are denominated in Japanese yen and are noncancelable. Under the terms of the FlashVision lease, Toshiba guaranteed these commitments on behalf of FlashVision and we agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of its guarantee of the FlashVision equipment lease arrangement. As of July 1, 2007, the maximum amount of our contingent indemnification obligation to Toshiba for their FlashVision lease guarantee, which reflects payments and any lease adjustments, was approximately 4.2 billion Japanese yen, or approximately $34 million based upon the exchange rate at July 1, 2007. Under the terms of the Flash Partners lease agreements, we have guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligations under multiple master lease agreements entered into in fiscal 2004 through 2007. Our total Flash Partners lease obligation guarantees, net of lease payments as of July 1, 2007, were 105.3 billion Japanese yen, or approximately $854 million based upon the exchange rate at July 1, 2007. Toshiba has guaranteed the remaining 50% of Flash Partners’ lease obligations.
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
Contractual Obligations and Off Balance Sheet Arrangements
     Our contractual obligations and off balance sheet arrangements at July 1, 2007, and the effect those obligations and arrangements are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 10, “Commitments, Contingencies and Guarantees.”
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, share-based compensation, contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.
     There were no significant changes to our critical accounting policies during the quarter ended July 1, 2007. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Recent Accounting Pronouncements
     SFAS No. 157. In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, or SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. The provisions of SFAS 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS 157 will have on our consolidated results of operations and financial position.
     SFAS No. 159. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, Establishing the Fair Value Option for Financial Assets and Liabilities. The FASB has issued SFAS 159 to permit all entities to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We have not completed our analysis but do not expect the adoption of SFAS 159 to have a material effect on our financial condition.

     EITF Issue No. 07-3. In the June 2007 meeting, the Emerging Issues Task Force, or EITF, reached a final consensus on EITF Issue
No. 07-3, or EITF 07-3, Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, non-refundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We will adopt this pronouncement beginning in the first quarter of fiscal 2008 and do not expect the adoption of EITF 07-3 to have a material impact on our consolidated results of operations and financial condition.
     FSP on Convertible Debt Instruments. At the July 25, 2007 FASB meeting, the FASB agreed to issue for comment the proposed FASB Staff Position, or FSP, on convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This proposed FSP is expected to replace EITF Issue No. 07-2, Accounting for Convertible Debt Instruments That Require or Permit Partial Cash Settlement upon Conversion. While not yet publicly available, as expected to be drafted, the proposed FSP would require the issuer to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations. In their public meeting comments, the FASB emphasized that the proposed FSP would be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the proposed FSP would be applied retrospectively to all periods presented. The proposed FSP is expected to be effective for the fiscal year beginning after December 15, 2007. While the proposed FSP has not yet been published by the FASB, our initial estimate based upon public comments at the recent FASB meeting, which could materially change upon publication of the proposed FSP or upon further interpretations by the FASB, is that we would be required to report an additional before tax, non-cash interest expense of approximately $375 million to $425 million over the life of the debt, or approximately $40 million to $55 million in fiscal 2007. The additional interest expense has been calculated by comparing the current interest coupon rate of our outstanding debt including common stock conversion rights to an estimated higher interest coupon rate (based upon companies with similar third-party debt ratings) on similar debt without a common stock conversion right. However, these amounts are subject to material changes based upon further clarification or interpretation of the proposed FSP.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three and six months ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us. In each case listed below where we are the defendant, we intend to vigorously defend the action. The Company does not believe it is reasonably possible that losses related to the litigation as described below have occurred beyond the amounts that have been accrued.
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc., Pretec Electronics Corporation, Ritek Corporation, and Power Quotient International Co., Ltd. In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. The District Court granted summary judgment of non-infringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. On June 29, 2007, defendant Ritek entered into a settlement agreement and cross-license with the Company. This case is scheduled for trial in November 2007.
     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, or Infineon, that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ‘601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ‘601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ‘601 patent and an additional patent, U.S. Patent No. 4,841,222 (the “’222 patent”). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the “’002 patent”); 5,041,894 (the “’894 patent”); and 6,226,219 (the “’219 patent”), and omitting the ’601 and ’222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ’002, ’894, and ’219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ’002, ’894 and ’219 patents are unenforceable. On March 17, 2006, the Court granted a stipulation by the parties withdrawing all claims and counterclaims regarding the ’002 patent. On February 20, 2007, the Court entered an order staying the case to facilitate settlement negotiations.
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
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed. On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims. A case management conference was conducted on June 29, 2007. At that conference, the parties agreed that the remaining declaratory judgment claims will be dismissed, pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below). The parties also agreed that the ’338 patent and a second SanDisk patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case. The case is scheduled to go to trial in July of 2008.
     On February 4, 2005, STMicroelectronics, Inc. (“STMicro”) filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44 (the “’44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “’45 Action”), respectively. The complaints sought damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against STMicroelectronics N.V. and STMicroelectronics, Inc. in the ’45 Action. The counterclaims sought damages and injunctive relief against ST’s flash memory products. The Company and ST have agreed to dismiss all claims and counterclaims with prejudice.
     On October 14, 2005, STMicro filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal which asks that the Superior Court’s September 12 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company has appealed the denial of that motion, and the proceedings at the Superior Court are stayed during the pendency of the appeal.
     On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against STMicroelectronics, Inc. and STMicroelectronics, NV (Case No. C0505021 JF). In the suit, the Company seeks damages and injunctions against ST from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the “’517 patent”). The ’517 patent will be litigated together with the ’338 patent in Civil Case No. C 04 04379JF, which is scheduled to go to trial in July of 2008.
     On January 10, 2006, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. 337-TA-560) titled, “In the matter of certain NOR and NAND flash memory devices and products containing same” in the United States International Trade Commission (“ITC”), naming ST as respondents. In the complaint, the Company alleges that: (i) ST’s NOR flash memory infringes the ’338 patent; (ii) ST’s NAND flash memory infringes U.S. Patent No. 6,542,956 (the “’956 patent”); and (iii) ST’s NOR flash memory and NAND flash memory infringe the ’517 patent. The complaint seeks an order excluding ST’s NOR and NAND flash memory products from importation into the United States. The ITC instituted an investigation, based on the Company’s complaint, on February 8, 2006. On March 31, 2006, ST filed a motion for partial summary determination or termination of the investigation with respect to the ’338 patent. On May 1, 2006, the Administrative Law Judge (“ALJ”) denied ST’s motion in an initial determination that is subject to review by the ITC. On May 17, 2006, SanDisk filed a motion to voluntarily terminate the investigation with respect to the ’956 patent. On June 1, 2006, the ALJ issued an Initial Determination granting the Company’s motion. On August 15, 2006, the ALJ set December 4, 2006 as the date for the hearing, April 4, 2007 for the Initial Determination, and August 13, 2007 as the target date for completion of the investigation. On September 12, 2006, the Company filed a motion to voluntarily terminate the investigation with respect to claims 1, 2, and 4 of the ’517 patent. On October 10, 2006, the ALJ issued an Initial Determination granting the Company’s motion with respect to claims 2 and 4 of the ’517 patent. On September 25, 2006, ST filed motions for summary determination of non-infringement of the ’338 patent with respect to its current products and non-infringement of the ’338 and ’517 patents with respect to prospective products and of lack of domestic industry with regard to the ’338 patent. On the same date, SanDisk filed a motion for summary determination of the economic prong of the domestic industry requirement with regard to the ’517 patent. On November 17, 2006, the ALJ granted SanDisk’s motion for summary determination of the economic prong of domestic industry, and denied ST’s motion for summary determination of lack of domestic industry with regard to the ’338 patent. The ALJ denied one of ST’s motions for summary determination of noninfringement of the ’338 patent. The ALJ granted ST’s motion for summary determination with respect to ST’s binary NOR products, which SanDisk was no longer accusing, and terminated the investigation with respect to certain prospective products. On November 28, 2006, the ALJ denied ST’s second motion for summary determination of non-infringement of the ’338 patent. The ALJ then held an evidentiary hearing from December 1, 2006 through December 15, 2006. In June 2007, the ALJ issued an initial determination that ST had not committed a violation of U.S. trade laws. Neither the Company nor ST appealed. The initial determination became final in July 2007.
     On August 7, 2006, two purported shareholder class and derivative actions, captioned Capovilla v. SanDisk Corp., No. 106 CV 068760, and Dashiell v. SanDisk Corp., No. 106 CV 068759, were filed in the Superior Court of California in Santa Clara County, California. On August 9, 2006, and August 17, 2006, respectively, two additional purported shareholder class and derivative actions, captioned Lopiccolo v. SanDisk Corp., No. 106 CV 068946, and Sachs v. SanDisk Corp., No. 1-06-CV-069534, were filed in that court. These four lawsuits were subsequently consolidated under the caption In re msystems Ltd. Shareholder Litigation, No. 106 CV 068759 and on October 27, 2006, a consolidated amended complaint was filed that supersedes the four original complaints. The lawsuit is brought by purported shareholders of msystems and names as defendants the Company and each of msystems’ former directors, including its President and Chief Executive Officer, and its former Chief Financial Officer, and names msystems as a nominal defendant. The lawsuit asserts purported class action and derivative claims. The alleged derivative claims assert, among other things, breach of fiduciary duties, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement with respect to past stock option grants. The alleged class and derivative claims also assert claims for breach of fiduciary duty by msystems’ board, which the Company is alleged to have aided an abetted, with respect to allegedly inadequate consideration for the merger, and allegedly false or misleading disclosures in proxy materials relating to the merger. The complaints seek, among other things, equitable relief, including enjoining the proposed merger, and compensatory and punitive damages.
     On September 11, 2006, Mr. Rabbi, a shareholder of msystems Ltd. (“msystems”), filed a derivative action and a motion to permit him to file the derivative action against four directors of msystems and msystems, arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law. Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems. On January 25, 2007, msystems filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company. msystems received an extension to file its comprehensive response to the motion, to be submitted 30 days after the decision of the court in its motion to dismiss.
     On February 16, 2007, Texas MP3 Technologies, Ltd. (“Texas MP3”) filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent 7,065,417 (the “’417 patent”). On June 19, 2007, the Company filed an answer and counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company. On July 31, 2007, Texas MP3 filed an amended complaint against the Company and the other parties named in the original complaint, alleging infringement of the ’417 patent. The Company has not filed its response to the amended complaint. A trial date has not been set.
     On or about May 11, 2007, the Company received written notice from Alcatel-Lucent, S.A., or Lucent, alleging that SanDisk digital music players require a license to U.S. Patent No. 5,341,457 (the “’457 patent”) and U.S. Patent No. RE39,080 (the “’080 patent”). On July 13, 2007, the Company filed a complaint for a declaratory judgment of non-infringement and patent invalidity against Lucent Technologies Inc. and Alcatel-Lucent, S.A. in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Lucent Technologies Inc., et al., Civil Case No. C 07 03618. The complaint seeks a declaratory judgment that the Company does not infringe the two patents asserted by Lucent against the Company’s digital music players. The complaint further seeks a judicial determination and declaration that Lucent’s patents are invalid. No answer has been filed.
     On July 11, 2007, the Company filed a complaint for patent infringement against Memorex Products, Inc. and its parent company, Imation Corporation, in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Imation Corporation, et al., Civil Case No. C 07 3588. The complaint alleges that that the defendants’ products infringe one of the Company’s U.S. patents relating to USB flash memory drive technology and seeks damages and an injunction. Neither defendant has filed its answer.

Item 1A.Risk Factors
     The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our most recent Quarterly Report on Form 10-Q.
     Our operating results may fluctuate significantly, which may adversely affect our financial condition and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others:
•	average selling prices, net of promotions, declining at a faster rate than cost reductions for our products due to industry or SanDisk excess supply and competitive pricing pressures;

•	reduction in price elasticity of demand related to pricing changes for some of our markets and products;

•	excess supply from captive sources due to output increasing faster than the growth in demand resulting in excess inventory;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire, which may also lead to increased patent litigation costs;

•	insufficient supply from captive and non-captive silicon sources;

•	insufficient capacity or yields from our assembly and test subcontractors or captive assembly and test facility to meet demand;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain markets or geographies;

•	addition of new competitors, expansion of supply from existing competitors and ourselves creating excess market supply, which could cause our average selling prices to decline faster than our costs decline;

•	difficulty in forecasting and managing inventory levels, particularly due to non-cancelable contractual obligations to purchase materials such as custom non-memory materials, and the need to build finished product in advance of customer purchase orders;

•	timing, volume and cost of wafer production from the FlashVision, Flash Partners and Flash Alliance ventures as impacted by fab start-up delays and costs, technology transitions, yields or production interruptions;

•	disruption in the manufacturing operations of suppliers, including suppliers of sole-sourced components;

•	increased memory component and other costs as a result of foreign currency fluctuations to the United States dollar, particularly the Japanese yen;

•	increased purchases of flash memory products from our non-captive sources, which typically cost more than products from our captive sources;

•	potential delays in the emergence of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	timing of sell-through by our distributors and retail customers;

•	errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	write-downs of our investments in fabrication capacity, equity investments and other assets;

•	impairment of goodwill, business integration and other challenges related to our acquisitions of msystems and Matrix;

•	estimates used in calculating share-based compensation expense; and

•	the other factors described under “Risk Factors” and elsewhere in this report.
     Our average selling prices, net of promotions, may decline faster than cost reductions due to industry or SanDisk excess supply, competitive pricing pressures or strategic price reductions initiated by us or our competitors. The market for NAND flash products is competitive and characterized by rapid price declines. As an example, our average selling price per megabyte declined 65% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Price declines may be influenced by, among other factors, supply in excess of demand, technology transitions, including adoption of MLC technology by other competitors, new technologies or other strategic actions by competitors to gain market share. If our technology transitions take longer or are more costly than anticipated to complete or our cost reductions fail to keep pace with the rate of price declines, our gross margins and operating results will be negatively impacted, which could generate quarterly or annual net losses. Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity. However, in the recent past, price declines have outpaced growth in demand for higher capacities for some products resulting in reduced revenue growth. There can be no assurance that our current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our margins and revenue growth.
     Sales to a small number of customers represent a significant portion of our revenues and, if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Our ten largest customers represented approximately 46% and 50% of our total revenues in the three and six months ended July 1, 2007, compared to 52% and 51% in the three and six months ended July 2, 2006. No customer exceeded 10% of our total revenues in the three months ended July 1, 2007. Customers who exceeded 10% of our total revenues in the six months ended July 1, 2007 were Sony Ericsson and Samsung, which were 11% and 10% of our total revenues, respectively. No customer exceeded 10% of our total revenues in either of the three and six months ended July 2, 2006 except Samsung, which was 11% and 12% of our total revenues in the three and six months ended July 2, 2006, respectively. If we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year-to-year as we enter new markets, making our revenues from several customers somewhat less predictable from year-to-year.
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
     Our revenue depends in part on the success of products sold by our OEM customers. A significant portion of our sales are to OEMs, which either bundle or embed our flash memory products with their products, such as cameras or mobile phones. Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell their products successfully in their markets. Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to discontinue utilizing our products, our results of operation and financial condition could be harmed. In addition, our OEM revenues have been negatively impacted due to our decision in the fourth quarter of fiscal 2006 to de-emphasize the former msystems private label USB business and focus on our branded business and our decision with Toshiba to cease operations of the TwinSys venture effective at the end of the first quarter of fiscal 2007.
     The continued growth of our business depends on the development of new markets and products for NAND flash memory and continued price elasticity in our existing markets. Our growth will be increasingly dependent on the development of new markets, new applications and new products for NAND flash memory. Historically, the digital camera market provided a majority of our revenues, but it is now a more mature market representing a declining percentage of our total revenue. Newer markets for flash memory include mobile phones, digital audio and video players and solid state drives, with the mobile market currently an area of strong growth. There can be no assurance that new markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to continue our growth. There can be no assurance that the increase in average product capacity and unit demand in response to price reductions will generate revenue growth for us as it has in the past.

     Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products more cheaply or if industry supply continues to exceed demand. We continue to secure captive sources of NAND and related devices through our significant investments in manufacturing capacity. We believe that by investing in captive sources of NAND we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand. Our significant investments in manufacturing capacity require us to raise capital, including through the issuance of debt, obtain capital equipment leases and use available cash and investments, which could otherwise be used for potentially more valuable corporate purposes. To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investment and our revenues, gross margins and related market share may be negatively impacted. We may also incur increased inventory or impairment charges related to our captive manufacturing investments and may not be able to exit those investments without significant cost to us. In addition, if we finance these manufacturing investments with debt, our return may not be sufficient to finance the related debt payments or we may need to raise additional funding which could be difficult to obtain or may only be available at rates and other terms that are unfavorable.
     We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products. We continually seek to develop new applications, products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues. New applications, such as the adoption of flash-based solid state drives that are designed to replace hard disk drives in devices such as computers and servers, can take several years to develop. Early success in working with computer system manufacturers to incorporate solid state drives into their laptops and servers does not guarantee that manufacturers will adopt solid state drives or that this market will grow as we anticipate. For this market to become sizeable, the cost of flash memory must significantly decline so that the cost to consumers is affordable, and we believe that we will need to implement MLC technology, which requires us to develop new controllers. There can be no assurance that our MLC-based solid state drives will be able to meet the required specifications to gain customer qualification and acceptance. Other new products, such as Sansa® Connect™, USBTV™ and pre-recorded flash memory cards, may not gain market acceptance and we may not be successful in penetrating the new markets that we target. As we introduce new standards or technologies, such as TrustedFlash™, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards, technologies or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our other form factors or our new products, our results of operations could be harmed.
     We are developing the next generations of MLC technology, including 3-bits per cell, or X3, and 4-bits per cell, or X4. We believe the successful introduction of these X3 and X4 technologies may be required in order to achieve the level of future cost reductions for the further adoption of flash memory in consumer applications. The performance, reliability, yields and time-to-market of X3 and X4 technologies are uncertain, and there can be no assurance of the commercial success of these technologies.
     In addition, we are investing in future alternative technologies, such as our three-dimensional semiconductor memory, which currently is limited to one-time programming applications. We are investing significant resources to develop this technology for multiple read-write applications; however, there can be no assurance that we will be successful in this development or that we will be able to achieve the yields, quality, or capacity required for this technology to be cost competitive with new or other alternative memory technologies.
     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large companies that have greater access to advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply, and have resulted in substantial losses in the DRAM industry. Our primary semiconductor competitors include Samsung, Toshiba, Hynix Semiconductor Inc., or Hynix, IM Flash Technologies, or IM Flash and STMicroelectronics, or STMicro. Samsung, in addition to increasing its overall NAND output, continues to increase its MLC output. Hynix and IM Flash are aggressively increasing NAND output and are expected to continue to produce significant NAND output in the future. In addition, current and future competitors produce or could produce alternative flash memory technologies that compete against our NAND flash memory technology which may reduce demand or accelerate price declines for NAND. Furthermore, the future rate of scaling of the floating gate NAND flash technology that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications. If the scaling of NAND slows down or alternative technologies prove more economical, the investments in our captive fabrication facilities could be impaired and our results of operations and financial condition will suffer.
     We also compete with flash memory card manufacturers and resellers. These companies purchase, or have a captive supply of flash memory components and assemble memory cards. Our primary competitors currently include, among others, A-Data Technology Inc., Buffalo Technology Inc., FUJIFILM Corporation, Hagiwara Sys-Con Co., Ltd., Hama Corporation, Inc., I/O Data Device, Inc., Kingmax Digital, Inc., Kingston Technology Company, or Kingston, Eastman Kodak Company, Matsushita Electric Industries, Ltd. which owns the Panasonic brands, Memorex Products, Inc., or Memorex, Micron Technology, Inc., and its subsidiary Lexar Media, Inc., or Lexar, Netac Technology Co., Ltd., PNY Technologies, Inc., or PNY, RITEK Corporation, Samsung, Sony Corporation, or Sony, Toshiba, Tradebrands International and Transcend Information, Inc.
     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future sales revenues and may result in the loss of our key customers. For example, Sony has recently increased its market share in the USB flash drive market. In addition, Toshiba and other manufacturers had increased their market share of flash memory cards for mobile phones, including the microSD™ card, which has been a significant driver of our growth. In the digital audio market, we face competition from well established companies such as Apple Inc. and Microsoft Corporation. In the USB flash drive market, we also face competition from a large number of players including Kingston, Lexar, Memorex, PNY and Sony among others. In the market for solid state drives, we may face competition from large NAND flash producers such as Samsung and Intel Corporation, as well as from hard drive manufacturers, such as Seagate Technology, Hitachi, Ltd., and others, who have established relationships with computer manufacturers.
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

     While we believe we are well-positioned to compete in the marketplace based on the foregoing factors, there can be no assurance that we will be able to compete successfully in the future.
     The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by reduced product demand, production overcapacity, high inventory levels and accelerated declines in selling prices. For example, the flash memory industry experienced excess supply and a rapid decline in prices in the first half of fiscal 2007. We have experienced these conditions in our business in the past and may experience such downturns in the future.
     Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our ventures with Toshiba may result in periods of significant excess inventory. With the ramp to volume production at the Flash Partners’ 300-millimeter fab, Fab 3, in fiscal 2006, our captive memory supply increased substantially more than in either of the prior two years. Our obligation to purchase 50% of the supply from FlashVision, Flash Partners and Flash Alliance, our ventures with Toshiba, could harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, significant excess, obsolete or lower of cost or market inventory write-downs and the impairment of our investments in the ventures with Toshiba. For example, gross margins decreased to 27.0% and 26.0% for the three and six months ended July 1, 2007, respectively, in part due to inventory charges due to excess supply. In addition, over 95% of our NAND memory wafer purchases were from our ventures with Toshiba. These effects will be magnified once the Flash Alliance venture commences production, which we anticipate will occur in the fourth quarter of fiscal 2007. Any future excess supply could have a material adverse effect on our business, financial condition and results of operations.
     We depend on third-party foundries for silicon supply and any disruption or shortage in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by our ventures with Toshiba and by Toshiba pursuant to our foundry agreement and to a lesser extent by Samsung and Hynix. Any disruption in supply of flash memory from our captive or non-captive sources would harm our operating results. We intend to increase production at Fab 3, commence production at an additional 300-millimeter NAND wafer fabrication facility that is currently under construction, Fab 4, and continue to procure wafers from non-captive sources. In addition, these risks are magnified at Toshiba’s Yokkaichi, Japan operations, where the current ventures are operated, Fab 4 is being constructed, and Toshiba’s foundry capacity is located. Earthquakes and power outages have resulted in production line stoppage and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future. For example, in the first quarter of fiscal 2006, a brief power outage occurred at Fab 3, which resulted in a loss of wafers and significant costs associated with bringing the Fab back on line. In addition, the Yokkaichi location is often subject to earthquakes, which could result in production stoppage, a loss of wafers and the incurrence of significant costs. If the Fab 3 production ramp is not completed, we fail to commence production at Fab 4 as planned, Fab 4 does not meet anticipated manufacturing output, or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results could be harmed. In addition, in March 2007, we signed a memorandum of understanding with Hynix for a proposed joint venture between the two companies which would manufacture memory components and sell NAND memory system solutions. Our future memory requirements may also depend on this venture being completed and ramped to volume production on a timely basis.
     Currently, our controller wafers are manufactured by Tower Semiconductor Ltd., or Tower, and United Microelectronics Corporation, or UMC, Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, and Semiconductor Manufacturing International Corporation, or SMIC. The Tower fabrication facility, from which we source controller wafers, is facing financial challenges and is located in Israel, an area of political and military turmoil. Any disruption in the manufacturing operations of Tower or one of our other controller wafer vendors would result in delivery delays, adversely affect our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take three or more quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and our business, financial condition and operating results may suffer. Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.

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
     We are constructing a captive assembly and test manufacturing facility in China. We are nearing completion of a captive assembly and test manufacturing facility in the Zizhu Science-Based Park near Shanghai, China and expect to begin shipping from the new facility before the end of fiscal 2007. We expect to continue to depend on our third-party subcontractors for the majority of our test and assembly needs. Any delays in the construction and equipping of the facility or any difficulties in achieving the production ramp or targeted yield, would harm our results of operations and financial condition.
     In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as the 56-nanometer 8 and
16-gigabit MLC chip, which we began shipping in the first half of fiscal 2007, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. There can be no assurance that this transition or future technology transitions will occur on schedule or at the yields or costs that we anticipate. If Flash Partners, or in the future, Flash Alliance, encounters difficulties in transitioning to new technologies, our cost per megabyte may not remain competitive with the costs achieved by other NAND flash memory producers. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.
     Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources such as the MLC products we procure from a third-party supplier. In addition, in the second quarter of fiscal 2007, approximately 95% of our NAND memory purchases were from our captive ventures with Toshiba and if the wafers contain errors or defects, our overall supply could be adversely affected. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.
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
     We and Toshiba plan to continue to expand the wafer fabrication capacity of the Flash Partners business venture and have formed a venture, Flash Alliance, for which we will make substantial capital investments and incur substantial start-up and tool relocation costs, which could adversely impact our operating results. We and Toshiba are making, and plan to continue to make, substantial investments in new capital assets to expand the wafer fabrication capacity of our Flash Partners business venture in Japan. We and Toshiba together intend to invest approximately $700 million to continue expansion at Fab 3 to bring wafer capacity to 150,000 wafers per month by the end of fiscal 2007 and are cooperating in the construction of Fab 4 to produce NAND flash memory products for the parties under the Flash Alliance venture. We and Toshiba together intend to invest 343 billion Japanese yen, or approximately $2.8 billion, based on the exchange rate at July 1, 2007, in the construction and equipping of Fab 4. Moreover, each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs and pay our share of ongoing operating activities even if we do not achieve the planned output volume or utilize our full share of the expanded output, and these costs will impact our gross margins, results of operations and financial condition.
     We have an investment of approximately $154 million in 200-millimeter wafer manufacturing assets that we expect will no longer be competitive in fiscal 2008. Through our venture with Toshiba, FlashVision, we have an investment of approximately $154 million in
200-millimeter wafer manufacturing assets. We believe that in fiscal 2008, NAND produced on 200-millimeter wafers will no longer be cost effective for our products, and as a result, we expect to dispose of our 200-millimeter wafer manufacturing assets during fiscal 2008. While we believe that we will reach an agreement to dispose of our 200-millimeter manufacturing assets in fiscal 2008 at the then book value of these assets, there can be no assurance that we will reach such agreement or that the terms of such agreement, if reached, will be economically favorable to us. If we fail to reach an agreement, or reach an agreement on unfavorable terms, we would likely suffer an impairment of our investment in 200-millimeter wafer manufacturing assets.
     We have a contingent indemnification obligation and guarantee obligations related to the ventures with Toshiba. Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of July 1, 2007 were 4.2 billion Japanese yen, or approximately $34 million based upon the exchange rate at July 1, 2007. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs, subject to certain limitations and exclusions.
     In fiscal 2004 through fiscal 2007, Flash Partners entered into five equipment master lease facilities totaling approximately 275.0 billion Japanese yen, or approximately $2.2 billion based upon the exchange rate at July 1, 2007, of which, as of July 1, 2007, 245.0 billion Japanese yen, or approximately $2.0 billion based upon the exchange rate at July 1, 2007, net of accumulated lease payments, had been drawn down. As of July 1, 2007, our cumulative guarantee under the equipment leases, net of cumulative lease payments, was approximately 105.3 billion Japanese yen, or approximately $854 million based on the exchange rate at July 1, 2007. These leases contain numerous default clauses which, if triggered, could cause us to repay the amounts due under our guarantees. If our corporate rating is significantly downgraded by any rating agency, it may impair the ability of our ventures with Toshiba to obtain future equipment lease financings on terms consistent with current leases and would cause a default under certain current leases, either of which could harm our business and financial condition.
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
     Seasonality in our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. For example, sales have typically increased significantly in the fourth quarter of each year, sometimes followed by declines in the first quarter of the following year. This seasonality was particularly pronounced in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 during which we experienced a larger than average sequential increase in retail unit sales in the fourth quarter of fiscal 2006, followed by a larger than average sequential decrease in retail unit sales in the first quarter of fiscal 2007. This seasonality may become even more pronounced if we increase the mix of our sales coming from consumer products such as our Sansa digital audio players. This seasonality makes it more difficult for us to forecast our business. If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations. This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons.
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
     We are sole-sourced for a number of our critical components and the absence of a back-up supplier exposes our supply chain to unanticipated disruptions. We rely on our vendors, some of which are a sole source of supply, for many of our critical components, such as certain controllers for our CompactFlash® and USB products. We do not have long-term supply agreements with most of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply.
     We are exposed to foreign currency risks. Our purchases of NAND flash memory from the Toshiba ventures and our investments in, and other transactions related to, those ventures are denominated in Japanese yen. Our sales, however, are primarily denominated in U.S. dollars or other foreign currencies. Additionally, we expect over time to increase the percentage of our sales denominated in currencies other than the U.S. dollar. This exposes us to significant risk from foreign currency fluctuations. Management of these foreign exchange exposures and the foreign currency forward contracts used to mitigate these exposures is complex and if we do not successfully manage our foreign exchange exposures, our business, results of operations and financial condition could be harmed.

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
     We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, which could expose us to liability for damages, reduce our royalty revenues, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third-parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third-parties. We may not be successful in redesigning our products, the necessary licenses may not be available under reasonable terms, our existing licensees may not renew their licenses upon expiration and we may not be successful in signing new licensees in the future. Our current license agreement with Samsung expires in August 2009, and to the extent that we are unable to renew this agreement under similar terms or if we are unable to renew at all, our financial results may be adversely impacted, and we may incur additional patent litigation costs to renew Samsung as a licensee.
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
     As of July 1, 2007, we have recognized cumulative losses of approximately $55.4 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares. We are subject to certain restrictions on the transfer of our approximately 14.9 million Tower ordinary shares including certain rights of first refusal, and through January 2008, have agreed to maintain minimum shareholdings. It is possible that we will record further write-downs of our investment, which was carried on our condensed consolidated balance sheet at $21.3 million at July 1, 2007, which would harm our results of operations and financial condition.
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
     Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price. Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer retail demand, which is the largest channel for our products. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers or adversely affect consumer confidence. We have substantial operations in Israel including a development center in Northern Israel, near the border with Lebanon, areas that have recently experienced significant violence and political unrest. Tower, which supplies a significant portion of our controller wafers, is also located in Israel. Continued turmoil and unrest in Israel or the Middle East could cause delays in the development or production of our products. This could harm our business and results of operations.
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
     To manage our growth, we may need to improve our systems, controls, processes and procedures. We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. Our number of employees, including management-level employees, has increased significantly due to our acquisition of msystems. As a result of the acquisition, we have recently reorganized our corporation into several business units to increase focus on market penetration, new product innovation and profitability. The reorganization requires re-engineering of many processes and systems within our company. We must continue to improve our operational, accounting and financial systems and managerial controls and procedures, including fraud procedures, and we will need to continue to expand, as well as, train and manage our workforce. If we do not manage our growth effectively or adapt our systems, processes and procedures to the evolving business and organization, our business and results of operations could be harmed.
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
     Anti-takeover provisions in our charter documents, stockholder rights plan and in Delaware law could discourage or delay a change in control and, as a result, negatively impact our stockholders. We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have a stockholders’ rights plan that expires in April 2017 that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could discourage an acquisition of us. In addition, our certificate of incorporation grants our board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action (2,000,000 of which have already been reserved under our stockholder rights plan). Issuing preferred stock could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that a stockholder became an interested stockholder. This provision could have the effect of delaying or discouraging a change of control of SanDisk.
     Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income tax in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Any of these changes could affect our profitability. Declining product margins can cause reduced profits in our manufacturing entities which are primarily located in relatively low tax rate jurisdictions. Continued product margin declines could have a material adverse impact on our effective tax rate. Furthermore, our tax provisions could be adversely affected as a result of any further interpretative accounting guidance related to accounting for uncertain tax provisions.
     We may be subject to risks associated with environmental regulations. Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling. Such laws and regulations have recently been passed in several jurisdictions in which we operate, including Japan and certain states within the U.S. Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the focus of such laws, there is no assurance such existing laws or future laws will not have a material adverse effect on our financial condition, liquidity or results of operations.
     Changes in securities laws and regulations have increased our costs; further, in the event we are unable to satisfy regulatory requirements relating to internal control, or if our internal controls over financial reporting is not effective, our business could suffer. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, that became law in July 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs, and has made some activities more difficult, such as approving new or amendments to our option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of Sarbanes-Oxley regarding internal control over financial reporting. In fiscal 2007, we will continue to incur additional costs integrating msystems into our internal control systems and procedures. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.

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
     Our debt service obligations may adversely affect our cash flow. While the 1% Senior Convertible Notes due 2013 and the 1% Convertible Notes due 2035 are outstanding, we are obligated to pay to the holders thereof approximately $12.3 million per year in interest. If we issue other debt securities in the future, our debt service obligations will increase. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce, curtail or terminate other business activities. We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. Our indebtedness could have significant negative consequences. For example, it could:
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
     The accounting method for convertible debt securities with net share settlement, such as our 1% Senior Convertible Notes due 2013 may be subject to change. For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, is accounted for interest expense purposes similarly to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share except to the extent that the conversion value of the 1% Senior Convertible Notes due 2013 exceeds their principal amount, in which event the number of shares of our common stock necessary to settle the conversion are treated as having been issued for earnings per share purposes.
     At the July 25, 2007 FASB meeting, the FASB agreed to issue for comment the proposed FSP on convertible debt instruments that may be settled in cash upon conversion. The proposed accounting method for net share settled convertible securities would be to bifurcate and account for the net settled convertible securities as if they were a separate debt and equity security. The proposed FSP is expected to be effective for the fiscal year beginning after December 15, 2007 and would require us to apply the accounting method retrospectively to all periods presented. While the proposed FSP has not yet been published by the FASB, our initial estimate based upon public comments at the recent FASB meeting, which could materially change upon publication of the proposed FSP or upon further interpretations by the FASB, is that we would be required to report an additional before tax, non-cash interest expense of approximately $375 million to $425 million over the life of the debt, or approximately $40 million to $55 million in fiscal 2007. However, these amounts are subject to material changes based upon further clarification or interpretation of the proposed FSP. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the notes.

     We have significant financial obligations related to our ventures with Toshiba, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013 and our 1% Convertible Notes due 2035. We have entered into agreements to guarantee, indemnify or provide financial support with respect to lease and certain other obligations of our ventures with Toshiba in which we have a 49.9% ownership interest. In addition, we may enter into future agreements to increase manufacturing capacity, including the further expansion of Fab 3 and the start-up and expansion of Fab 4. As of July 1, 2007, we had indemnification and guarantee obligations for these ventures of approximately $888 million. As of July 1, 2007, we had unfunded commitments of approximately $1.8 billion to fund our various obligations under the Flash Partners and Flash Alliance ventures with Toshiba. Due to these and our other commitments, we may not have sufficient funds to make payments under or repurchase the notes.
     The net share settlement feature of the 1% Senior Convertible Notes due 2013 may have adverse consequences. The 1% Senior Convertible Notes due 2013 are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount and the conversion value of the 1% Senior Convertible Notes due 2013 and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the daily conversion values.
     Our failure to convert the 1% Senior Convertible Notes due 2013 into cash or a combination of cash and common stock upon exercise of a holder’s conversion right in accordance with the provisions of the indenture would constitute a default under the indenture. We may not have the financial resources or be able to arrange for financing to pay such principal amount in connection with the surrender of the 1% Senior Convertible Notes due 2013 for conversion. While we currently only have debt related to the 1% Senior Convertible Notes due 2013 and the 1% Convertible Notes due 2035 and we do not have other agreements that would restrict our ability to pay the principal amount of the 1% Senior Convertible Notes due 2013 in cash, we may enter into such an agreement in the future, which may limit or prohibit our ability to make any such payment. In addition, a default under the indenture could lead to a default under existing and future agreements governing our indebtedness. If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and amounts owing in respect of the conversion of any 1% Senior Convertible Notes due 2013.
     The convertible note hedge transactions and the warrant option transactions may affect the value of the notes and our common stock. We have entered into convertible note hedge transactions with Morgan Stanley & Co. International Limited and Goldman, Sachs & Co., or the dealers. These transactions are expected to reduce the potential dilution upon conversion of the 1% Senior Convertible Notes due 2013. We used approximately $67.3 million of the net proceeds of funds received from the 1% Senior Convertible Notes due 2013 to pay the net cost of the convertible note hedge in excess of the warrant transactions. These transactions were accounted for as an adjustment to our stockholders’ equity. In connection with hedging these transactions, the dealers or their affiliates:
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
     The dealers or their affiliates are likely to modify their hedge positions from time-to-time prior to conversion or maturity of the notes by purchasing and selling shares of our common stock, our securities or other instruments they may wish to use in connection with such hedging. In particular, such hedging modification may occur during any observation period for a conversion of the 1% Senior Convertible Notes due 2013, which may have a negative effect on the value of the consideration received in relation to the conversion of those notes. In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever notes are converted. To unwind their hedge positions with respect to those exercised options, the dealers or their affiliates expect to sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the observation period, if any, for the converted notes.
     The effect, if any, of any of these transactions and activities on the market price of our common stock or the 1% Senior Convertible Notes due 2013 will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the 1% Senior Convertible Notes due 2013 and, as a result, the amount of cash and the number of shares of common stock, if any, holders will receive upon the conversion of the notes.

     There are numerous risks associated with our acquisition of msystems Ltd. Achieving the expected benefits of the acquisition will depend on the timely and efficient integration of our and msystems’ technology, product lines, operations, business culture and personnel. This will be particularly challenging due to the fact that the majority of the msystems’ operations are in Israel and we are headquartered in California. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the merger. The challenges involved in this integration include, among others:
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
     There is pending litigation. Actions purporting to be class and derivative actions on behalf of msystems and its shareholders were filed against us and msystems prior to the closing of the merger. See Part 2, Item 1, ‘‘Legal Proceedings.’’ We may be required to expend significant resources, including management time, to defend these actions and could be subject to damages or settlement costs related to these actions. We are responsible for liabilities associated with these and any other class and derivative actions, including indemnification of directors and certain members of management of msystems.
     There are risks related to msystems prior option grant practices. As a result of an investigation by a special committee of its board of directors into its prior option grant practices, on July 17, 2006, msystems filed a Form 20-F with the U.S. Securities and Exchange Commission, or SEC, in which it restated its financial statements for each of the fiscal years ended December 31, 1999 through 2005 and, in a separate report on Form 6-K, restated its financial statements for each of the four quarters of fiscal 2005 and the first quarter of fiscal 2006. In addition, msystems has disclosed that the SEC is conducting an informal investigation into msystems prior option grant practices.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Repurchases of Equity Securities. The table below summarizes information about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the six months ended July 1, 2007.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans of	Purchased Under the
Period	Shares Purchased (1)	per Share (2)	Programs (1)	Plans or Programs
January 1, 2007 to January 28, 2007	—	$—	—	$—
January 29, 2007 to February 25, 2007	18,000	39.98	18,000	299,280,293
February 26, 2007 to April 1, 2007	172,184	37.01	172,184	292,908,146
April 2, 2007 to April 29, 2007	5,000	42.26	5,000	292,696,862
April 30, 2007 to May 27, 2007	1,322,769	41.66	1,322,769	237,596,251
May 28, 2007 to July 1, 2007	—	—	—	237,596,251

Total	1,517,953	$41.11	1,517,953	$237,596,251

(1)	In December 2006, the Company announced its intention to repurchase up to $300 million in the open market of its common stock over the two years following the date of authorization.

(2)	Represents the weighted average price paid per share without commissions.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Stockholders held on May 24, 2007, the following individuals were elected to the Company’s Board of Directors:

	Votes For	Votes Withheld
Irwin Federman	134,434,007	66,938,431
Steven J. Gomo	135,181,952	66,190,486
Dr. Eli Harari	135,918,752	65,453,686
Eddy W. Hartenstein	135,122,886	66,249,552
Catherine P. Lego	134,988,440	66,383,998
Michael E. Marks	133,513,048	67,859,390
Dr. James D. Meindl	134,953,899	66,418,539
     The following proposal was also approved at the Company’s Annual Meeting:

			Votes
	Votes For	Votes Against	Abstained	Non-votes
Ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 30, 2007	195,804,769	4,210,667	1,357,002	—
     The following proposal was not approved at the Company’s Annual Meeting:

			Votes
	Votes For	Votes Against	Abstained	Non-votes
To consider a stockholder proposal regarding performance-vesting shares	67,277,584	83,246,748	1,634,700	49,213,406

Item 5. Other Information
     On August 2, 2007, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved discontinuing the base salary reductions for the Company’s executive officers which had been implemented on March 1, 2007 as a cost savings measure and approved new base salary levels for the Company’s executive officers identified in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Named Executive Officers”). The new annual base salary levels of the Named Executive Officers, which took effect August 6, 2007, are as follows:

		New Annualized
Name	Title	Base Salary Level
Dr. Eli Harari	Chief Executive Officer & Chairman of the Board	$848,000
Sanjay Mehrotra	President & Chief Operating Officer	$510,000
Judy Bruner	Executive Vice President, Administration & Chief Financial Officer	$450,000
Yoram Cedar	Executive Vice President, Mobile Business Unit & Corporate Engineering	$385,422
Dr. Randhir Thakur	Executive Vice President, Technology & Worldwide Operations	$385,422
     On August 2, 2007, the Compensation Committee also approved an amendment to the Company’s Change of Control Benefits Agreements previously entered into with certain executives of the Company, including each of the Named Executive Officers (other than Dr. Thakur). The Change of Control Benefits Agreements currently provide, in part, that in the event that the covered executive’s employment is terminated in certain circumstances in connection with a change of control of the Company and the executive is entitled to severance benefits in accordance with the agreement, the executive’s stock options granted by the Company will become fully vested. The amendment to the agreements extends this same accelerated vesting benefit, should the executive be entitled to severance under his or her agreement, to any restricted stock, restricted stock units and other equity awards granted by the Company to the executive. This summary of the amendment to the Change of Control Benefits Agreements is qualified in its entirety by the form of letter agreement amending the Company’s Change of Control Benefits Agreements attached hereto as Exhibit 10.1 and incorporated herein by this reference. On August 2, 2007, the Compensation Committee also approved such a Change in Control Benefits Agreement for Dr. Thakur.

Item 6. Exhibits

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of October 20, 2005, by and among SanDisk Corporation, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor,
Inc.(1)

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among SanDisk Corporation, Project Desert, Ltd. and msystems Ltd.(2)

3.1	Restated Certificate of Incorporation of the Registrant.(3)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(5)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(6)

3.5	Amended and Restated Bylaws of the Registrant, as amended to date.(7)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 14, 1997.(8)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(9)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.(3), (4), (5), (6)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)

4.3	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.(10)

10.1	Form of Second Amendment to Change of Control Agreement for those officers of the Registrant who are party to such Agreement.(*)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 1, 2006.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(5)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2007.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

(9)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(10)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A/A dated November 8, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)
Dated: August 7, 2007
	By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of October 20, 2005, by and among SanDisk Corporation, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor,
Inc.(1)

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among SanDisk Corporation, Project Desert, Ltd. and msystems Ltd.(2)

3.1	Restated Certificate of Incorporation of the Registrant.(3)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(5)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(6)

3.5	Amended and Restated Bylaws of the Registrant, as amended to date.(7)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 14, 1997.(8)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(9)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.(3), (4), (5), (6)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)

4.3	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.(10)

10.1	Form of Second Amendment to Change of Control Agreement for those officers of the Registrant who are party to such Agreement.(*)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

*	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 1, 2006.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(5)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2007.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

(9)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(10)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A/A dated November 8, 2006.