Form 10-Q
period 2007-09-30
SANDISK CORP
filed 2007-11-08
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-26734
SANDISK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0191793 (I.R.S. Employer Identification No.)

601 McCarthy Blvd. Milpitas, California (Address of principal executive offices)	95035 (Zip Code)
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
Yes ☐ No ☑
Number of shares outstanding of the issuer’s common stock $0.001 par value, as of September 30, 2007: 229,086,886.

SanDisk Corporation
Index

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (in thousands)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$970,920	$1,580,700
Short-term investments	1,334,677	1,251,493
Accounts receivable from product revenues, net	438,016	611,740
Inventory	545,199	495,984
Deferred taxes	174,352	176,007
Other current assets	142,496	125,937

Total current assets	3,605,660	4,241,861
Long-term investments	923,965	457,184
Property and equipment, net	383,943	317,965
Notes receivable and investments in flash ventures	900,382	462,307
Deferred taxes	109,944	102,100
Goodwill	847,977	910,254
Intangibles, net	342,580	389,078
Other non-current assets	66,255	87,034

Total assets	$7,180,706	$6,967,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$223,343	$261,870
Accounts payable to related parties	163,869	139,627
Other current accrued liabilities	226,410	311,000
Deferred income on shipments to distributors and retailers and deferred revenue	204,653	183,950

Total current liabilities	818,275	896,447
Convertible long-term debt	1,225,000	1,225,000
Non-current liabilities and deferred taxes	128,004	72,226

Total liabilities	2,171,279	2,193,673
Minority interest	1,067	5,976
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	229	226
Capital in excess of par value	3,835,880	3,656,895
Retained earnings	1,151,915	1,105,520
Accumulated other comprehensive income	20,336	5,493

Total stockholders’ equity	5,008,360	4,768,134

Total liabilities and stockholders’ equity	$7,180,706	$6,967,783

*	Information derived from the audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands, except per share amounts)
Revenues:
Product	$918,810	$673,189	$2,328,158	$1,847,592
License and royalty	118,613	78,196	322,383	246,238

Total revenues	1,037,423	751,385	2,650,541	2,093,830
Cost of product revenues	680,521	455,345	1,839,345	1,270,389
Amortization of acquisition-related intangible assets	14,582	—	50,227	—

Total cost of product revenues	695,103	455,345	1,889,572	1,270,389

Gross profit	342,320	296,040	760,969	823,441
Operating expenses:
Research and development	110,533	78,073	307,358	215,620
Sales and marketing	72,455	44,961	189,178	133,403
General and administrative	45,581	40,247	133,737	107,445
Write-off of acquired in-process technology	—	—	—	39,600
Amortization of acquisition-related intangible assets	4,600	4,432	20,750	12,579
Restructuring	—	—	6,728	—

Total operating expenses	233,169	167,713	657,751	508,647

Operating income	109,151	128,327	103,218	314,794
Interest income	31,790	29,943	104,005	68,462
Interest (expense) and other income (expense), net	(2,590)	2,280	10	4,238

Total other income	29,200	32,223	104,015	72,700

Income before taxes	138,351	160,550	207,233	387,494
Provision for income taxes	53,713	57,269	89,475	153,457

Income after taxes	84,638	103,281	117,758	234,037
Minority interest	—	—	5,211	—

Net income	$84,638	$103,281	$112,547	$234,037

Net income per share:
Basic	$0.37	$0.53	$0.49	$1.20

Diluted	$0.36	$0.51	$0.48	$1.15

Shares used in computing net income per share:
Basic	228,689	196,317	228,034	194,974
Diluted	236,930	202,747	235,992	202,660
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30, 2007	October 1, 2006
	(In thousands)
Cash flows from operating activities:
Net income	$112,547	$234,037
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred and other taxes	89,475	(24,021)
Gain on equity investments	(2,701)	(1,364)
Depreciation and amortization	196,444	89,709
Provision for doubtful accounts	2,977	2,760
Share-based compensation expense	102,317	69,848
Excess tax benefit from share-based compensation	(15,714)	(64,080)
Write-off of acquired in-process technology	—	39,600
Other non-cash charges	2,649	3,201
Changes in operating assets and liabilities:
Accounts receivable from product revenues	171,177	28,276
Inventory	(47,211)	(57,765)
Other assets	47,001	47,108
Accounts payable trade	(38,596)	(88,363)
Accounts payable to related parties	22,513	28,380
Other liabilities	(139,163)	95,837

Total adjustments	391,168	169,126

Net cash provided by operating activities	503,715	403,163

Cash flows from investing activities:
Purchases of short and long-term investments	(3,145,884)	(1,438,195)
Proceeds from sale and maturities of short and long-term investments	2,635,082	881,772
Investment in Flash Partners and Flash Alliance	(38,003)	(132,209)
Acquisition of property and equipment, net	(179,903)	(123,443)
Proceeds from notes receivable from FlashVision	37,512	8,524
Issuance of notes receivable to Flash Partners	(409,601)	(95,445)
Purchased technology and other assets	(27,803)	—
Cash acquired in business combination, net of acquisition costs	—	9,432

Net cash used in investing activities	(1,128,600)	(889,564)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,125,500
Purchase of convertible bond hedge	—	(386,090)
Proceeds from issuance of warrants	—	308,672
Proceeds from debt financing	7,803	—
Proceeds from employee stock programs	97,310	86,108
Distribution to minority interest	(9,880)	—
Excess tax benefit from share-based compensation	15,714	64,080
Share repurchase programs	(97,417)	—

Net cash provided by financing activities	13,530	1,198,270

Effect of changes in foreign currency exchange rates on cash	1,575	228

Net increase (decrease) in cash and cash equivalents	(609,780)	712,097
Cash and cash equivalents at beginning of the period	1,580,700	762,058

Cash and cash equivalents at end of the period	$970,920	$1,474,155

Supplemental disclosures of cash flow information:
Issuance of stock for acquisition	$—	$260,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Organization and Summary of Significant Accounting Policies
Organization
     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and October 1, 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and October 1, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of publicly traded unrestricted equity securities from other current assets to short-term investments. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.
     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30, respectively. The third quarters of fiscal 2007 and fiscal 2006 ended on September 30, 2007 and October 1, 2006, respectively. Fiscal 2007 ends on December 30, 2007 and fiscal 2006 ended on December 31, 2006.
     Organization and Nature of Operations. The Company was incorporated in Delaware on June 1, 1988. The Company designs, develops and markets flash storage products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.
     Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiaries. The condensed consolidated financial statements also include the results of companies acquired by the Company from the date of each acquisition.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
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
     FSP No. APB 14-a. The FASB issued a proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations. In applying this FSP, the FASB emphasized that the FSP would be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the FSP would be applied retrospectively to all periods presented. If the final FSP is issued as currently drafted, it will be effective for the fiscal years beginning after December 15, 2007. While the proposed FSP has not yet been finalized by the FASB, the Company’s initial estimate based upon the current interpretations by the FASB, is that the Company would be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Notes due 2013, including approximately $50 million to $55 million in fiscal 2008. However, these amounts are subject to material change based upon finalization of the proposed FSP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
2.	Balance Sheet Detail
     Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	September 30, 2007	December 31, 2006
Trade accounts receivable	$826,469	$1,056,616
Related party accounts receivable	10,209	41,708
Allowance for doubtful accounts	(14,235)	(11,452)
Price protection, promotions and other activities	(384,427)	(475,132)

Total accounts receivable from product revenues, net	$438,016	$611,740

     Inventory. Inventories, net of reserves, were as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw material	$192,825	$157,163
Work-in-process	84,530	64,009
Finished goods	267,844	274,812

Total inventory	$545,199	$495,984

     Other Current Assets. Other current assets were as follows (in thousands):

	September 30, 2007	December 31, 2006
Royalty and other receivables	$96,623	$82,569
Prepaid expenses	29,767	22,276
Other current assets	16,106	21,092

Total other current assets	$142,496	$125,937

     Notes Receivable and Investments in Flash Ventures. Notes receivable and investments in flash ventures were as follows (in thousands):

	September 30, 2007	December 31, 2006
Notes receivable, FlashVision	$—	$38,229
Notes receivable, Flash Partners	515,800	92,421
Investment in FlashVision	166,228	159,144
Investment in Flash Partners	175,079	168,210
Investment in Flash Alliance	43,275	4,303

Total notes receivable and investments in flash ventures	$900,382	$462,307

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	September 30, 2007	December 31, 2006
Accrued payroll and related expenses	$80,734	$61,050
Taxes payable	5,504	119,502
Research and development liability, related party	4,121	5,850
Other accrued liabilities	136,051	124,598

Total other current accrued liabilities	$226,410	$311,000

     Convertible Long-term Debt. The carrying value of convertible long-term debt as of September 30, 2007 and December 31, 2006 was as follows (in thousands):

	September 30, 2007	December 31, 2006
1% Senior Convertible Notes due 2013	$1,150,000	$1,150,000
1% Convertible Notes due 2035	75,000	75,000

Total convertible long-term debt	$1,225,000	$1,225,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
3. Share-Based Compensation
     Share-Based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers. This program includes incentive and non-statutory stock option awards, stock appreciation right awards, restricted stock awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various plans, all of which are stockholder approved. Option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. Awards under the stock issuance program generally vest in equal annual installments over a 4 year period. Initial grants under the automatic grant program vest over a 4-year period and subsequent grants vest over a 1-year period in accordance with the specific vesting provisions set forth in that program. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lowest.
     Valuation Assumptions. The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the three and nine months ended September 30, 2007 and October 1, 2006 was estimated using the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Option Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.39	0.50	0.43	0.53
Risk free interest rate	4.33%	4.85%	4.54%	4.63%
Expected lives	3.3 years	3.3 years	3.4 years	3.8 years
Estimated annual forfeiture rate	7.59%	7.74%	7.59%	7.74%
Weighted average fair value at grant date	$17.74	$20.34	$15.90	$26.70

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.41	0.51	0.43	0.52
Risk free interest rate	4.96%	5.18%	5.08%	4.96%
Expected lives	1/2 year	1/2 year	1/2 year	1/2 year
Weighted average fair value for grant period	$14.52	$13.73	$12.75	$16.73

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Share-Based Compensation Plan Activities
     Stock Options and SARs. Stock option and Stock Appreciation Right (“SAR”) activity for the nine months ended September 30, 2007, is presented below (in thousands, except exercise price and contractual term):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Options and SARs outstanding at December 31, 2006	26,392	$31.97
Granted	5,200	44.15
Exercised	(4,393)	20.84
Forfeited	(1,411)	46.15
Expired	(207)	57.44

Options and SARs outstanding at September 30, 2007	25,581	35.38	6.0	$528,652

Options and SARs vested and expected to vest after September 30, 2007, net of forfeitures	23,700	34.42	5.9	508,711

Options and SARs exercisable at September 30, 2007	11,751	$25.09	5.2	$361,729

     During the three and nine months ended September 30, 2007 and October 1, 2006, the aggregate intrinsic value of stock options and SARs exercised under the Company’s share-based compensation plans was $59.2 million, $115.5 million, $18.2 million and $194.6 million, respectively. At September 30, 2007, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $220.4 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis, and the weighted average period of this expense is approximately 2.7 years.
     Restricted Stock Units. Restricted stock units (“RSUs”) are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
     A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the nine months ended September 30, 2007 is presented below (in thousands, except for grant date fair value):

		Weighted
		Average Grant	Aggregate
	Shares	Date Fair Value	Intrinsic Value
Non-vested RSUs at December 31, 2006	598	$58.71
Granted	130	44.95
Vested	(179)	56.49
Forfeited	(38)	66.61

Non-vested RSUs at September 30, 2007	511	$55.42	$28,146

     As of September 30, 2007, the Company had $24.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.6 years.
     Employee Stock Purchase Plan. At September 30, 2007, there was $1.5 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a period of approximately 4 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Share-Based Compensation Expense. Share-based compensation expense for the three and nine months ended September 30, 2007 and October 1, 2006, is presented below (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Share-based compensation expense by caption:
Cost of product sales	$4,162	$2,621	$10,683	$5,098
Research and development	12,528	10,269	38,228	29,476
Sales and marketing	7,956	4,623	25,240	13,788
General and administrative	9,481	7,679	28,166	21,486

Total share-based compensation expense	$34,127	$25,192	$102,317	$69,848

Share-based compensation expense by type of award:
Stock options and SARs	$28,552	$21,262	$85,216	$59,010
Restricted stock and RSUs	4,095	2,888	13,275	8,127
ESPP	1,480	1,042	3,826	2,711

Total share-based compensation expense	$34,127	$25,192	$102,317	$69,848

     Share-based compensation expense of $4.1 million and $2.9 million related to manufacturing personnel was capitalized into inventory as of September 30, 2007 and October 1, 2006, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
4. Restructuring
     During the first quarter of fiscal 2007, the Company implemented a restructuring plan which included reductions in workforce in all functions of the organization worldwide and closures of redundant facilities in order to reduce the Company’s cost structure. A restructuring charge of $6.7 million was recorded during the nine months ended September 30, 2007, of which $6.0 million related to severance and benefits to 149 terminated employees and the remaining was primarily for excess lease obligations. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring” in the Condensed Consolidated Statements of Operations.
     The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve for the nine months ended September 30, 2007 (in thousands):

		Lease
		Obligations
	Severance and	and Other
	Benefits	Charges	Total
Restructuring provision	$5,970	$758	$6,728
Cash paid	(5,631)	(360)	(5,991)

Reserve balance at September 30, 2007	$339	$398	$737

     The Company anticipates that the remaining restructuring reserve balance will be paid out in cash through the first quarter of fiscal 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
5.	Warranty
     Changes to the Company’s warranty reserve activity are presented below (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Balance, beginning of period	$13,164	$9,661	$15,338	$11,258
Additions and adjustments to costs of product revenue	2,492	1,836	7,280	627
Usage	(856)	(924)	(7,818)	(1,312)

Balance, end of period	$14,800	$10,573	$14,800	$10,573

     The majority of the Company’s products have a warranty ranging from one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty obligation is affected by customer and consumer returns, product failures and repair or replacement costs incurred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
6. Goodwill and Other Intangible Assets
     Goodwill. Goodwill balance is presented below (in thousands):

Balance at December 31, 2006	$910,254
Goodwill adjustment	(62,277)

Balance at September 30, 2007	$847,977

     The goodwill adjustment in the nine months ended September 30, 2007 was primarily the result of purchase price adjustments related to the msystems Ltd. (“msystems”) acquisition and to a lesser extent from the Matrix Semiconductor, Inc. (“Matrix”) acquisition. See Note 12, “Business Acquisition.”
     Intangible Assets. Intangible asset balances are presented below (in thousands):

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core technology	$311,801	$(64,688)	$247,113	$311,801	$(18,135)	$293,666
Developed product technology	12,900	(4,199)	8,701	12,900	(2,103)	10,797
Trademarks	4,000	(4,000)	—	4,000	(911)	3,089
Backlog	5,000	(5,000)	—	5,000	(1,139)	3,861
Supply agreement	2,000	(2,000)	—	2,000	(46)	1,954
Customer relationships	80,100	(19,432)	60,668	80,100	(6,008)	74,092

Acquisition-related intangible assets	415,801	(99,319)	316,482	415,801	(28,342)	387,459
Technology licenses and patents	38,911	(12,813)	26,098	7,388	(5,769)	1,619

Total	$454,712	$(112,132)	$342,580	$423,189	$(34,111)	$389,078

     Gross intangible assets increased by $31.5 million in the nine months ended September 30, 2007, primarily due to technology licenses and patents obtained from third parties.
     The annual expected amortization expense of intangible assets that existed as of September 30, 2007, is presented below (in thousands):

	Estimated Amortization Expenses
	Acquisition-Related	Technology Licenses
Fiscal periods:	Intangible Assets	and Patents
2007 (remaining three months)	$19,140	$2,791
2008	76,229	10,478
2009	71,724	3,023
2010	71,529	3,023
2011	64,809	3,023
2012 and thereafter	13,051	3,760

Total	$316,482	$26,098

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
7. Accumulated Other Comprehensive Income
     Accumulated other comprehensive income, net of tax, presented in the accompanying balance sheets consists of the accumulated unrealized gains and losses on available-for-sale marketable securities, including the Company’s investments in equity securities, as well as currency translation adjustments relating to local currency denominated subsidiaries and equity investees (in thousands).

	September 30, 2007	December 31, 2006
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$8,243	$(2,528)
Foreign currency translation	12,093	8,021

Total accumulated other comprehensive income	$20,336	$5,493

     Comprehensive net income is presented below (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$84,638	$103,281	$112,547	$234,037
Unrealized income on available-for-sale investments	8,792	1,340	10,771	4,880
Foreign currency translation income (loss)	17,754	(6,109)	4,072	(1,310)

Comprehensive net income	$111,184	$98,512	$127,390	$237,607

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
8.	Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Numerator for basic net income per share:
Net income, as reported	$84,638	$103,281	$112,547	$234,037
Denominator for basic net income per share:
Weighted average common shares outstanding	228,689	196,317	228,034	194,974

Basic net income per share	$0.37	$0.53	$0.49	$1.20

Numerator for diluted net income per share:
Net income, as reported	$84,638	$103,281	$112,547	$234,037
Interest on the 1% Convertible Notes due 2035, net of tax	116	—	348	—

Net income used in computing diluted net income per share	$84,754	$103,281	$112,895	$234,037
Denominator for diluted net income per share:
Weighted average common shares outstanding	228,689	196,317	228,034	194,974
Effect of dilutive 1% Convertible Notes due 2035	2,012	—	2,012	—
Effect of dilutive options and restricted stock	6,229	6,430	5,946	7,686

Shares used in computing diluted net income per share	236,930	202,747	235,992	202,660

Diluted net income per share	$0.36	$0.51	$0.48	$1.15

Anti-dilutive shares excluded from net income per share calculation	39,840	34,478	39,777	32,679
     Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, warrants and the 1% Convertible Notes due 2035. Certain common stock issuable under stock options, SARs, warrants and the 1% Senior Convertible Notes due 2013 have been omitted from the diluted net income per share calculation because their inclusion is considered anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
9. Share Repurchase Program
     During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock in the open market over two years following the date of authorization. Share repurchases have been and will be made from time-to-time in the open market at the Company’s discretion within the authorized program. The stock repurchase program does not obligate the Company to repurchase any particular amount of shares and may be suspended at the Company’s discretion. During the nine months ended September 30, 2007, the Company repurchased 2.3 million shares, for an aggregate purchase price of approximately $97.4 million, all of which are held as treasury stock and accounted for using the cost method. Approximately $70.0 million of the shares repurchased during the nine months ended September 30, 2007 were effected through prepaid forward variable share repurchase agreements with a third-party investment bank, which enable the Company to repurchase shares at a discount of the Volume Weighted Average Price of its common shares over the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
10. Commitments, Contingencies and Guarantees
     FlashVision. The Company has a 49.9% ownership interest in FlashVision Ltd. (“FlashVision”), a business venture with Toshiba Corporation (“Toshiba”), formed in fiscal 2000. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 200-millimeter wafer fabrication facilities, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by FlashVision. FlashVision purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase its provided three-month forecast of FlashVision’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company cannot estimate the total amount of this commitment as of September 30, 2007, because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
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
     Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba, formed in fiscal 2004. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility, Fab 3, located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners. Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Partner’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company cannot estimate the total amount of this commitment as of September 30, 2007 because it is based upon future costs and volumes. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of September 30, 2007, the Company had notes receivable from Flash Partners of 59.3 billion Japanese yen, or approximately $516 million based upon the exchange rate at September 30, 2007. These notes are secured by the equipment purchased by Flash Partners using the note proceeds. The Company has additional guarantee obligations to Flash Partners, see “Off Balance Sheet Liabilities.”
     Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba, formed in fiscal 2006. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 300-millimeter wafer fabrication facility, Fab 4, in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Alliance. Flash Alliance purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. Toshiba owns 50.1% of this venture. The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Alliance’s NAND wafer supply, which is expected to equal 50 percent of the venture’s output. In addition, the Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As a part of the FlashVision, Flash Partners and Flash Alliance venture agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. As of September 30, 2007, the Company had accrued liabilities related to these expenses of $4.1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Toshiba Foundry. The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba. Under the terms of this agreement, the Company is required to provide Toshiba with a purchase order commitment based on a nine-month rolling forecast.
     TwinSys. The Company had a 50.1% beneficial ownership in TwinSys Data Storage Limited Partnership (“TwinSys”), a business venture with Toshiba, consisting of (i) 49.9% ownership in TwinSys and (ii) 0.2% interest held by TwinSys Ltd., in which the Company has a 51% ownership interest. The Company and Toshiba terminated the operations of TwinSys as of March 31, 2007.
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
Off Balance Sheet Liabilities
     The following table details the Company’s portion of the remaining indemnification or guarantee obligations under each of the FlashVision and Flash Partners master lease facilities in both Japanese yen and United States dollar equivalent based upon the exchange rate at September 30, 2007.

Master Lease Agreements by Execution Date	Lease Amounts(1)		Expiration
	(Yen in billions)	(Dollars in millions)
FlashVision
June 2006	¥4.0	$34	2009

Flash Partners
December 2004	17.0	148	2010
December 2005	13.0	113	2011
June 2006	12.3	108	2011
September 2006	41.2	358	2011
March 2007	28.5	248	2012

Total Flash Partners	112.0	975

Total indemnification and guarantee obligations	¥116.0	$1,009

(1)	The maximum amount of the Company’s contingent indemnification or guarantee obligation, net of payments, and any lease adjustments based upon the exchange rate at September 30, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     FlashVision. FlashVision has an equipment lease arrangement of approximately 15.0 billion Japanese yen, or approximately $131 million based upon the exchange rate at September 30, 2007. Lease payments are due quarterly and are scheduled to be completed in February 2009 and a residual payment of 3.0 billion Japanese yen, or approximately $26 million based upon the exchange rate at September 30, 2007, will be due in May 2009. Under the terms of the refinanced lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of September 30, 2007, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 4.0 billion Japanese yen, or approximately $34 million based upon the exchange rate at September 30, 2007.
     Flash Partners. Flash Partners sells and leases-back from a consortium of financial institutions a portion of its tools and has entered into and drawn down five equipment master lease agreements totaling approximately 275.0 billion Japanese yen, or approximately $2.4 billion based upon the exchange rate at September 30, 2007, of which 224.1 billion Japanese yen, or approximately $2.0 billion based upon the exchange rate at September 30, 2007, was outstanding at September 30, 2007. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under the master lease agreements. As of September 30, 2007, the maximum amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects payments and any lease adjustments, was approximately 112.0 billion Japanese yen, or approximately $975 million based upon the exchange rate at September 30, 2007. Lease payments are due quarterly or semi-annually and are scheduled to be completed in stages through fiscal 2012. At the end of each of the lease terms, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The master lease agreements contain covenants, the most restrictive of which require the Company to maintain a minimum shareholder equity balance of $1.16 billion as well as a long-term loan rating of BB- or Ba3, based on a named independent rating service. In addition, the master lease agreements contain customary events of default for a Japanese lease facility. The master lease agreements are exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. These agreements should be read carefully in their entirety for a comprehensive understanding of their terms and the nature of the obligations the Company guaranteed. The fair value of the Company’s guarantee of Flash Partners’ lease obligations was insignificant at inception of each of the guarantees. In addition, Flash Partners expects to secure additional equipment lease facilities over time, which the Company may be required to guarantee in whole or in part.
Guarantees
     Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of September 30, 2007, no amount had been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.
     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2007 or December 31, 2006, as this liability is not reasonably estimable even though liability under these agreements is not remote.
     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other, Flash Partners and Flash Alliance, for environmental remediation costs or liability resulting from Flash Partners or Flash Alliance’s manufacturing operations in certain circumstances. In fiscal 2004 and 2006, respectively, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facilities at which Flash Partners and Flash Alliance operations are located to establish a baseline for evaluating future environmental conditions. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Partners or Flash Alliance infringe third-party patents. The Company has not made any indemnification payments under any such agreements and as of September 30, 2007, no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Contractual Obligations and Off Balance Sheet Arrangements
     Contractual Obligations. The following summarizes the Company’s contractual cash obligations, commitments and off balance sheet arrangements at September 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

						More than 5
			Less than	2 - 3 Years	4 –5 Years	Years
			1 Year	(Fiscal 2008	(Fiscal 2010	(Beyond
	Total		(3 months)	and 2009)	and 2011)	Fiscal 2011)	Other
Operating leases	$42,444		$2,177	$16,479	$13,409	$10,379	$—
FlashVision fabrication capacity expansion costs, and reimbursement for certain other costs including depreciation	150,106	(4)	16,943	115,943	16,949	271	—
Flash Partners fabrication capacity expansion and reimbursement for certain other costs including depreciation	2,079,778	(4)	220,790	1,071,311	660,932	126,745	—
Flash Alliance fabrication capacity expansion and reimbursement for certain other costs including depreciation and start-up	2,450,369	(4)	105,428	1,538,875	523,999	282,067	—
Toshiba research and development	14,200	(4)	4,200	10,000	—	—	—
Capital equipment purchases commitments	74,979		74,979	—	—	—	—
Convertible notes principal and interest (1)	1,310,241		3,063	24,500	24,500	1,258,178	—
Income taxes payable (2)	55,731		—	—	—	—	55,731
Operating expense commitments	80,730		80,730	—	—	—	—
Noncancelable production purchase commitments (3)	437,449	(4)	437,449	—	—	—	—

Total contractual cash obligations	$6,696,027		$945,759	$2,777,108	$1,239,789	$1,677,640	$55,731

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Off Balance Sheet Arrangements.

As of
September 30, 2007
Indemnification of FlashVision foundry equipment lease (5)	$34,260
Guarantee of Flash Partners equipment leases (6)	$975,371

(1)	In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Senior Convertible Notes due May 15, 2013. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013. In November 2006, through its acquisition of msystems, the Company assumed msystems’ $75 million in aggregate principal amount of 1% Convertible Notes due March 15, 2035. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on March 15 and September 15 of each year until calendar year 2035.

(2)	Includes liability of $9.1 million related to uncertain tax positions subject to an ongoing examination and unrecognized tax benefits of $46.6 million on issues not currently under examination.

(3)	Includes Toshiba foundries, FlashVision, Flash Partners, related party vendors and other silicon source vendor purchase commitments.

(4)	Includes amounts denominated in Japanese yen which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at September 30, 2007.

(5)	The Company’s contingent indemnification obligation is 4.0 billion Japanese yen, or approximately $34 million based upon the exchange rate at September 30, 2007.

(6)	The Company’s guarantee obligation, net of cumulative lease payments, is 112.0 billion Japanese yen, or approximately $975 million based upon the exchange rate at September 30, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal 2007 through 2016. Future minimum lease payments at September 30, 2007 are presented below (in thousands):

Fiscal Year Ending:
2007 (three months)	$2,365
2008	9,176
2009	9,035
2010	8,044
2011	6,387
2012 and beyond	10,379

Total operating leases	45,386
Sublease income	2,942

$42,444

     Foreign Currency Exchange and Other Contracts. The Company transacts business in various foreign currencies. Exposure to foreign currency exchange rate fluctuations arises mainly from non-functional currency denominated trade accounts payable, intercompany accounts and loans receivable from related parties. The Company utilizes foreign currency forward contracts to minimize the risk associated with foreign exchange effects of trade accounts payable, intercompany accounts and loans receivable from related parties. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts so as to minimize foreign currency transaction gains and losses. All foreign currency balances and all outstanding forward contracts are marked-to-market at September 30, 2007 with unrealized gains and losses included in “Other income” of the Condensed Consolidated Statements of Operations. As of September 30, 2007, the Company had foreign currency exchange contract lines available in the amount of $1.57 billion to enter into foreign currency forward contracts. The Company had foreign currency forward contracts in place with a net notional amount of 48.0 billion Japanese yen, or approximately $417 million based upon the exchange rate at September 30, 2007. For the three and nine months ended September 30, 2007, foreign currency contracts resulted in a loss of $9.5 million and $5.2 million, respectively, including forward point income, offset by the foreign currency exposures hedged by these forward contracts which had gains of $13.1 million and $10.1 million for the three and nine months ended September 30, 2007, respectively. The Company has outstanding cash flow hedges designated to mitigate equity risk associated with certain available-for-sale equity securities totaling approximately $64.3 million. The changes in the fair value of the cash flow hedges are included in accumulated other comprehensive income and were immaterial for the nine months ended September 30, 2007. The Company does not enter into derivatives for speculative or trading purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
11.	Related Parties and Strategic Investments
     Toshiba. The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision, Flash Partners or Flash Alliance. See also Note 10, “Commitments, Contingencies and Guarantees.” The Company purchased NAND flash memory wafers from FlashVision, Flash Partners and Toshiba, made payments for shared research and development expenses, made loans to Flash Partners and made investments in Flash Partners and Flash Alliance totaling approximately $324.1 million, $890.8 million, $228.6 million and $791.2 million in the three months and nine months ended September 30, 2007 and October 1, 2006, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. During the three months and nine months ended September 30, 2007, the Company had sales to Toshiba of $9.6 million and $19.1 million, respectively, compared to zero in the comparable periods in the prior year. At September 30, 2007 and December 31, 2006, the Company had accounts payable balances due to Toshiba of $1.7 million and $19.2 million, respectively, and accounts receivable balances from Toshiba of $6.9 million and $1.4 million, respectively. At September 30, 2007 and December 31, 2006, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $4.1 million and $5.9 million, respectively.
     Flash Ventures with Toshiba. The Company owns 49.9% of FlashVision, Flash Partners and Flash Alliance, jointly called “Flash Ventures.” The Company accounts for its 49.9% ownership position in Flash Ventures under the equity method of accounting. The Company’s obligations with respect to the Flash Ventures’ lease arrangements, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 10, “Commitments, Contingencies and Guarantees.” The Flash Ventures are all variable interest entities as defined under FASB Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, and the Company is not the primary beneficiary of any of the Flash Ventures because it absorbs less than a majority of the expected gains and losses of each venture. At September 30, 2007 and December 31, 2006, the Company had accounts payable balances due to the Flash Ventures of $131.8 million and $61.6 million, respectively.
     TwinSys. The Company assumed msystems’ ownership interest in the venture with Toshiba, TwinSys, designed to enable the parties to benefit from a portion of each party’s respective sales of USB flash drives. The Company had a 50.1% beneficial ownership in TwinSys, consisting of (i) 49.9% ownership in TwinSys and (ii) 0.2% interest held by TwinSys Ltd., in which the Company has a 51% ownership interest. The Company consolidated the venture under FIN 46R. During the three months ended September 30, 2007, TwinSys had no sales to or purchases from Toshiba. During the nine months ended September 30, 2007, TwinSys had sales to and purchases from Toshiba of $53.0 million and $28.5 million, respectively. The Company and Toshiba terminated the operations of TwinSys as of March 31, 2007.
     Tower Semiconductor. As of September 30, 2007, the Company owned approximately 13.5% of the outstanding shares of Tower Semiconductor Ltd. (“Tower”), one of its suppliers of wafers for its controller components, has prepaid wafer credits issued by Tower, and has convertible debt and a warrant to purchase Tower ordinary shares. The Company’s Chief Executive Officer is also a member of the Tower Board of Directors. As of September 30, 2007, the Company owned approximately 14.9 million Tower shares with a market value of $26.7 million, and Tower prepaid wafer credits with a carrying value of zero. In addition, the Company holds a Tower convertible debenture with a market value of $5.6 million. As of September 30, 2007, the Company had an outstanding loan of $8.6 million to Tower for expansion of Tower’s 0.13 micron logic wafer capacity. The loan to Tower is secured by the equipment purchased. The Company purchased controller wafers and related non-recurring engineering of $15.3 million and $53.8 million in the three and nine months ended September 30, 2007, respectively. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At September 30, 2007 and December 31, 2006, the Company had amounts payable to Tower of $9.1 million and $7.7 million, respectively.
     Flextronics. The Chairman of Flextronics International Ltd. (“Flextronics”) has served on the Company’s Board of Directors since September 2003. For the three and nine months ended September 30, 2007 and October 1, 2006, the Company recorded revenues related to Flextronics and its affiliates of $2.6 million, $74.9 million, $28.6 million and $77.4 million, respectively, and at September 30, 2007 and December 31, 2006, the Company had receivables from Flextronics and its affiliates of $3.3 million and $18.9 million, respectively. In addition, the Company purchased from Flextronics and its

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
affiliates $21.3 million, $53.5 million, $20.8 million and $41.4 million of services for card assembly and testing during the three and nine months ended September 30, 2007 and October 1, 2006, respectively, which are ultimately reflected as a component of the Company’s cost of product revenues. At September 30, 2007 and December 31, 2006, the Company had amounts payable to Flextronics and its affiliates of $10.3 million and $6.7 million, respectively, for these services.
     Solid State Storage Solutions LLC. During the second quarter of fiscal 2007, the Company formed a venture with third parties that will license intellectual property. This venture qualifies as a variable interest entity under FIN 46R. The Company is considered the primary beneficiary of this venture, and in accordance with FIN 46R, the Company consolidates this venture in its financial statements. The venture was financed with $10.2 million of initial aggregate capital contributions from the partners. In July 2007, Solid State Storage Solutions LLC invested $10.0 million for the acquisition of intellectual property. The venture has an obligation of up to an additional $32.5 million related to the acquisition of intellectual property should the venture be profitable.

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

     Direct transaction costs of approximately $15 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition. As of September 30, 2007, substantially all costs for accounting, legal and other professional services had been paid.
     Net Tangible Assets. The preliminary allocation of the msystems’ purchase price to the tangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on management’s estimates of fair value, which included a third-party appraisal. The allocation of the purchase price may be subject to change based on final estimates of fair value, primarily related to acquisition-related restructuring, deferred taxes and actual transaction costs. In the nine months ended September 30, 2007, the Company booked adjustments to the net tangible assets acquired of approximately $59.3 million, largely related to a revised estimate of the assumed deferred purchase credits.

Cash	$41,657
Short-term investments	100,341
Accounts receivable	163,705
Inventory	134,677
Property and equipment, net	35,872
Other assets	109,316

Total assets acquired	585,568

Accounts payable	(133,263)
Other liabilities	(179,042)

Total liabilities assumed	(312,305)

Net tangible assets acquired	$273,263

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The following represents the allocation of the preliminary purchase price to the acquired net assets of msystems (in thousands):

Net tangible assets acquired	$273,263
Goodwill	699,975
Other identifiable intangible assets:
Core technology	235,500
Trademarks	4,000
Customer relationships	66,000
Backlog	5,000
Supply agreement	2,000

Total other identifiable intangible assets	312,500
Acquired in-process technology	186,000
Deferred tax liability	(31,339)
Assumed unvested share-based awards to be expensed	55,339

Total preliminary estimated purchase price	$1,495,738

     Acquisition-Related Restructuring. During the fourth quarter of fiscal 2006, the Company established its plans to integrate the msystems operations, which included the involuntary termination of approximately 100 employees and the exiting of duplicative facilities, and recorded $1.6 million for acquisition-related restructuring activities, of which $0.3 million relates to excess lease obligations and $1.3 million is related to personnel. The lease obligations extend through the end of the lease term in fiscal 2009. These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire msystems. In the nine months ended September 30, 2007, the Company reversed through goodwill approximately $0.6 million of the restructuring accrual based on actual costs being less than the original estimates. As of September 30, 2007, there was no remaining acquisition-related restructuring accrual that had not been paid or utilized.
     In-process Technology. As part of the msystems purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off in the fourth quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $186.0 million in the fourth quarter of fiscal 2006. As of September 30, 2007, it was estimated that these in-process projects would be completed at an estimated total cost of $19.2 million. The net cash flows from the identified projects were based on estimates of revenues, costs of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisition. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects were expected to grow through fiscal 2009 and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with ongoing maintenance after a product is released, estimated at 2% of the expected net revenues for the in-process technologies.
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

     Acquisition-Related Restructuring. During the first quarter of fiscal 2006, the Company established its plans to integrate the Matrix operations, which included exiting duplicative facilities and recorded $17.5 million for acquisition-related restructuring activities, of which $17.4 million relates to excess lease obligations. The lease obligations extend through the end of the lease term in fiscal 2016. These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire Matrix. As of September 30, 2007, the outstanding accrual balance was $13.7 million. The reduction in the accrual balance was primarily related to lease obligation payments.
     In-process Technology. As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology computer industry and written-off in the first quarter of fiscal 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $39.6 million in the first quarter of fiscal 2006. As of September 30, 2007, it was estimated that these in-process projects were completed.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Pro Forma Results. The following unaudited pro forma financial information for the three and nine months ended October 1, 2006 presents the combined results of the Company, Matrix and msystems, as if the acquisitions had occurred at the beginning of the period presented (in thousands, except per share amounts). Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for acquired in-process technology were excluded as these items were non-recurring.

	Three months	Nine months
	ended	ended
	October 1, 2006	October 1, 2006
Net revenues	$968,460	$2,740,350
Net income	$97,531	$223,639
Net income per share:
Basic	$0.43	$0.99
Diluted	$0.41	$0.95
     The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Matrix and msystems constituted a consolidated entity during such periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
13. Income Taxes
     The Company’s effective tax rates of 38.8% and 43.2% for the three and nine months ended September 30, 2007, respectively, differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, share-based compensation adjustments recorded under SFAS 123(R), tax-exempt interest income, research and development tax credits and the tax impact of non-US operations including benefits associated with earnings considered as indefinitely reinvested in foreign operations. The Company’s effective tax rates of 35.7% and 39.6% for the three and nine months ended October 1, 2006, respectively, differed from the statutory federal rate of 35.0% primarily due to the impact of state taxes, share-based compensation adjustments recorded under SFAS 123(R), tax-exempt interest income, in-process R&D write-offs and the tax impact of non-US operations, including benefits associated with earnings considered as indefinitely reinvested in foreign operations.
     The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation, the Company recognized an increase of approximately $1.0 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings at January 1, 2007. The unrecognized tax benefits on uncertain tax positions of $44.0 million at January 1, 2007 is before tax benefit on state taxes and on interest of $6.1 million. Of the net taxes payable of $37.9 million, $33.2 million could favorably impact the effective tax rate in future periods and $4.7 million would increase capital in excess of par value. The total increase in unrecognized tax benefits of $11.8 million for the nine months ended September 30, 2007 offset by the tax benefit on state taxes and on interest of $1.9 million would result in $9.9 million that could favorably impact the effective tax rate in future periods.
     It is reasonably possible that the unrecognized tax benefits could decrease by $3.0 million within the next 12 months as a result of the expiration of statutes of limitation. Although timing of the resolution and/or closure on audits is highly uncertain, it is possible that the balance of gross unrecognized tax benefits would materially change in the next 12 months. However, given the number of years remaining subject to audit and the number of matters being examined, we are unable to further estimate the range of possible adjustments to the balance of gross unrecognized tax benefits. The Company had recognized interest and/or penalties of $5.0 million at date of adoption and recognized an additional $0.5 million and $1.6 million in the three and nine months ended September 30, 2007 in income tax expense, respectively.
     The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessment remains open for the tax years 2004 through 2006, and the statute of limitations in state jurisdictions remain open in general from tax years 2002 through 2006. The major foreign jurisdictions remain open for examination in general for tax years 2001 through 2006. The Company also had federal and state net operating loss carryforwards of approximately $89 million and $52 million, respectively, at December 31, 2006.
     The tax benefit associated with the exercise of stock options for the three and nine months ended September 30, 2007 and October 1, 2006 was credited to capital in excess of par value in the amount of $11.5 million, $16.1 million, $3.1 million and $64.1 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
14. Litigation
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us. In each case listed below where we are the defendant, we intend to vigorously defend the action. At this time, the Company does not believe it is reasonably possible that losses related to the litigation described below have occurred beyond the amounts, if any, that have been accrued.
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc. (“Memorex”), Pretec Electronics Corporation (“Pretec”), Ritek Corporation (“Ritek”), and Power Quotient International Co., Ltd (“PQI”). In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. On May 6, 2003, The District Court entered a stipulated consent judgment against PQI. The District Court granted summary judgment of non-infringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. On June 29, 2007, defendant Ritek entered into a settlement agreement and cross-license with the Company. In light of the agreement, SanDisk agreed to dismiss all current patent infringement litigation against Ritek. A stipulated dismissal with prejudice between SanDisk and Ritek was entered on July 23, 2007. On August 30, 2007, the Company entered into a settlement agreement with Memorex regarding the accused products. On September 7, 2007, in light of the settlement between the Company and Memorex, the Court entered a stipulation dismissing the Company’s claims against Memorex. On October 25, 2007, the Court Clerk entered a default against Pretec.
     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, (“Infineon”), that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ’601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ’601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ’601 patent and an additional patent, U.S. Patent No. 4,841,222 (the “’222 patent”). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the “’002 patent”); 5,041,894 (the “’894 patent”); and 6,226,219 (the “’219 patent”), and omitting the ’601 and ’222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ’002, ’894, and ’219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ’002, ’894 and ’219 patents are unenforceable. On March 17, 2006, the Court granted a stipulation by the parties withdrawing all claims and counterclaims regarding the ’002 patent. On February 20, 2007, the Court entered an order staying the case to facilitate settlement negotiations. On September 21, 2007, the Court entered the parties’ stipulation dismissing the action, including all claims and counterclaims, without prejudice.
     On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which received final approval from the Court on November 20, 2006. Four objectors to the settlement filed appeals from the Court’s order granting final approval. The appeal is currently pending in the First District of the California Court of Appeal, No. A116242. On October 18, 2007, the case was argued before the Court of Appeal and submitted.
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Inc., et al., Civil Case No. C 04 04379 JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed. On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims. A case management conference was conducted on June 29, 2007. At that conference, the parties agreed that the remaining declaratory judgment claims will be dismissed, pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below). The parties also agreed that the ’338 patent and a second SanDisk patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case. ST filed an answer and counterclaims on September 6, 2007. ST’s counterclaims included assertions of antitrust violations. On October 19, 2007, SanDisk filed a motion to dismiss ST’s antitrust counterclaims. The case is scheduled to go to trial in July 2008.
     On February 4, 2005, STMicroelectronics, Inc. (“STMicro”) filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44 (the “’44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “’45 Action”), respectively. The complaints sought damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against ST in the ’45 Action. The counterclaims sought damages and injunctive relief against ST’s flash memory products. On February 6, 2007, the District Court dismissed the ’44 Action with prejudice. On June 25, 2007, the District Court dismissed the ’45 Action, including all claims and counterclaims, with prejudice.
     On October 14, 2005, STMicro filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal which asks that the Superior Court’s September 12, 2006 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company has appealed the denial of that motion, and the proceedings at the Superior Court are stayed during the pendency of the appeal.
     On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against ST (Case No. C0505021 JF). In the suit, the Company seeks damages and injunctions against ST from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the “’517 patent”). As discussed above, the ’517 patent will be litigated together with the ’338 patent in Civil Case No. C 04 04379JF, which is scheduled to go to trial in July of 2008.
     On August 7, 2006, two purported shareholder class and derivative actions, captioned Capovilla v. SanDisk Corp., No. 106 CV 068760, and Dashiell v. SanDisk Corp., No. 106 CV 068759, were filed in the Superior Court of California in Santa Clara County, California. On August 9, 2006 and August 17, 2006, respectively, two additional purported shareholder class and derivative actions, captioned Lopiccolo v. SanDisk Corp., No. 106 CV 068946, and Sachs v. SanDisk Corp., No. 106 CV 069534, were filed in that court. These four lawsuits were subsequently consolidated under the caption In re msystems Ltd. Shareholder Litigation, No. 106 CV 068759 and on October 27, 2006, a consolidated amended complaint was filed that

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
supersedes the four original complaints. The lawsuit is brought by purported shareholders of msystems Ltd. (“msystems”), and names as defendants the Company and each of msystems’ former directors, including its President and Chief Executive Officer, and its former Chief Financial Officer, and names msystems as a nominal defendant. The lawsuit asserts purported class action and derivative claims. The alleged derivative claims assert, among other things, breach of fiduciary duties, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement with respect to past stock option grants. The alleged class and derivative claims also assert claims for breach of fiduciary duty by msystems’ board, which the Company is alleged to have aided an abetted, with respect to allegedly inadequate consideration for the merger, and allegedly false or misleading disclosures in proxy materials relating to the merger. The complaints seek, among other things, equitable relief, including enjoining the proposed merger, and compensatory and punitive damages.
     On September 11, 2006, Mr. Rabbi, a shareholder of msystems filed a derivative action and a motion to permit him to file the derivative action against four directors of msystems and msystems, arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law. Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems. On January 25, 2007, msystems filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company. msystems received an extension to file its comprehensive response to the motion, to be submitted 30 days after the decision of the court in its motion to dismiss. The court had set a date for a hearing to be held on December 23, 2007.
     On February 16, 2007, Texas MP3 Technologies, Ltd. (“Texas MP3”) filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent 7,065,417 (the “’417 patent”). On June 19, 2007, the Company filed an answer and counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company. On July 31, 2007, Texas MP3 filed an amended complaint against the Company and the other parties named in the original complaint, alleging infringement of the ’417 patent. On August 1, 2007, defendant Apple Inc. filed a motion to stay the litigation pending completion of an inter-partes reexamination of the ’417 patent by the U.S. Patent and Trademark Office. That motion was denied. On August 10, 2007, the Company filed an answer to the amended complaint and a counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company. A status conference in the case has been set for November 2, 2007. A trial date has not been set.
     On or about May 11, 2007, the Company received written notice from Alcatel-Lucent, S.A., (“Lucent”), alleging that SanDisk digital music players require a license to U.S. Patent No. 5,341,457 (the “’457 patent”) and U.S. Patent No. RE39,080 (the “’080 patent”). On July 13, 2007, the Company filed a complaint for a declaratory judgment of non-infringement and patent invalidity against Lucent Technologies Inc. and Alcatel-Lucent, S.A. in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Lucent Technologies Inc., et al., Civil Case No. C 07 03618. The complaint seeks a declaratory judgment that the Company does not infringe the two patents asserted by Lucent against the Company’s digital music players. The complaint further seeks a judicial determination and declaration that Lucent’s patents are invalid. Defendants have answered and defendant Lucent has asserted a counterclaim of infringement in connection with the ’080 patent. Defendants have also moved to dismiss the case without prejudice and/or stay the case pending their appeal of a judgment involving the same patents in suit entered by the United States District Court for the Southern District of California. The Company has moved for summary judgment on its claims for declaratory relief, and has moved to dismiss defendant Lucent’s counterclaim for infringement of the ’080 patent as a matter of law.
     On July 11, 2007, the Company filed a complaint for patent infringement against Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc., (collectively, “Imation”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Imation Corporation, et al., Civil Case No. C 07 3588. The complaint alleges that the defendants’ products infringe one of the Company’s U.S. patents relating to USB flash memory drive technology and seeks damages and an injunction. On September 6, 2007, SanDisk voluntarily dismissed its complaint without prejudice.
     On August 10, 2007, Lonestar Invention, L.P. (“Lonestar”) filed suit against the Company in the Eastern District of Texas, Civil Action No. 6:07-cv-00374-LED. The complaint alleges that a memory controller used in the Company’s flash memory devices infringes U.S. Patent No. 5,208,725. Lonestar is seeking a permanent injunction, actual damages, treble damages for willful infringement, and costs and attorney fees. Lonestar has not served the complaint on the Company. Lonestar and the Company have met to discuss the merits of the infringement allegation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     On or about August 31, 2007, the Company and a number of other manufacturers of flash memory products were sued in Federal Court in the Northern District of California in a purported class action captioned Stuart Go, et al v. Lexar Media, Inc., et al, Civil Case No. C-07-4547, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of state and federal laws. The lawsuit purports to be on behalf of a class of purchasers of flash memory indirectly from defendants between January 1, 1999 through the present. The lawsuit seeks restitution, injunction and damages, including treble damages, in an unspecified amount, disgorgement of profits obtained as a result of the acts alleged in the complaint, interest on any damages awarded, attorneys fees and any other relief the court may grant.
     On September 11, 2007 the Company and its Chief Executive Officer received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice investigation into possible antitrust violations in the NAND flash memory industry. The Company also received a notice from the Canadian Competition Bureau that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that the Company preserve any records relevant to such investigation. The Company is cooperating in these investigations.
     On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division). The suit, Case No.2-07-CV-396, alleges infringement of Premier’s U.S. Patents 6,243,725 and 6,763,345 by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount.
     On September 17, 2007, the Company and a number of other manufacturers of flash memory products were sued in the Northern District of California, in a purported class action captioned Thal v. Hitachi America, Ltd., et al., Civil Case No. C-07-4785, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of federal laws. The lawsuit purports to be on behalf of a class of purchasers of flash memory directly from defendants between January 1, 1999 through the date of class certification. The lawsuit seeks restitution, injunction and damages.
     On September 19, 2007, the Company and a number of other manufacturers of flash memory products were sued in the Northern District of California in a purported class action captioned Juskiewicz v. Samsung Electronics Co. Ltd., et al., Civil Case No. C-07-4818, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of federal laws. The lawsuit purports to be on behalf of a class of purchasers of flash memory directly from defendants between January 1, 1999 through the present. The lawsuit seeks restitution, injunction and damages.
      On September 24, 2007, the Company and a number of other manufacturers of flash memory products were sued in the Northern District of California, in a purported class action captioned Kindt et al v. Samsung Electronics Co., Ltd. et al, Civil Case No. C07-04938, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of state and federal laws. The lawsuit purports to be on behalf of a class of purchasers of flash memory indirectly from defendants between January 1, 1999 through July 16, 2007. The lawsuit seeks restitution, injunction and damages.
     On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. Unassigned) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC, naming the following companies as respondents: Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corporation, Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), Silicon Motion International, Inc., and Synergistic Sales, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. (“USBest”); Skymedi Corporation (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., Zodata Technology Ltd., Infotech Logistic LLC, (collectively, “Zotek”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California, U.S.A.), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation; Add-On Computer Peripherals, Inc., Add-On Computer Peripherals, LLC, and Add-On Technology Co., (collectively, “Add-On”); A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc., Apacer Memory America, Inc., and Acer, Inc., (collectively, “Apacer”); Behavior Tech Computer Corp., and Behavior Tech Computer USA Corp., (collectively, “Behavior”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Corp. USA, (collectively, “Dane-Elec”); EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corporation (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”). In the complaint, the Company alleges that defendants’ flash memory products, such as USB flash drives, Compact Flash cards, and flash media players, infringe the following patents: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”). The Company seeks an order excluding the respondents’ flash memory controllers, drives, memory cards, and media players from entry into the United States as well as a permanent cease and desist order against the respondents. The Commission will decide whether to institute an investigation no later than November 26, 2007.
     On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, USBest, Skymedi, Chipsbank, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On, A-DATA, Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interative, LG, TSR and Welldone. The complaint accuses the defendants of infringing the ’808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent and seeks damages and injunctive relief.
     On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, USBest, Skymedi, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, A-DATA, Apacer, Behavior, and Dane-Elec. The complaint accuses the defendants of infringing the U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”) and seeks damages and injunctive relief.
     On or about October 26, 2007, the Company and a number of other manufacturers of flash memory products were sued in Federal Court in the Northern District of California in a purported class action captioned Georgejon, Inc., et al. v. Samsung Electronics Co., Ltd., et al., Civil Case No. C-07-5480, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of federal laws. The lawsuit purports to be on behalf of a class of purchasers of flash memory directly from defendants between January 1, 1999 through the present. The lawsuit seeks restitution, injunction and damages, including treble damages, in an unspecified amount, disgorgement of profits obtained as a result of the acts alleged in the complaint, interest on any damages awarded, attorneys fees and any other relief the court may grant.
     On or about October 29, 2007, the Company and a number of other manufacturers of flash memory products were sued in Federal Court in the Northern District of California in a purported class action captioned Fred J. Gentile, et al. v. Samsung Electronics Co., Ltd., et al., Civil Case No. C-07-5349, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of federal and state laws. The lawsuit purports to be on behalf of a class of purchasers of NAND flash memory indirectly from defendants between January 1, 1999 through the present. The lawsuit seeks restitution, injunction and damages, including treble damages, in an unspecified amount, disgorgement of profits obtained as a result of the acts alleged in the complaint, interest on any damages awarded, attorneys fees and any other relief the court may grant.

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
     These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. Only the three and nine months ended September 30, 2007 are presented for the Condensed Consolidating Statements of Operations, and the nine months ended September 30, 2007 for the Condensed Consolidating Statement of Cash Flows, as the inception of the guarantee by the Company coincides only with the consummation of the acquisition of msystems on November 19, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Statements of Operations
For the three months ended September 30, 2007

			Other	Combined Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Total revenues	$540,479	$—	$63,929	$1,442,818	$(1,009,803)	$1,037,423
Total cost of revenues	298,311	—	71,364	1,294,954	(969,526)	695,103

Gross margin	242,168	—	(7,435)	147,864	(40,277)	342,320
Total operating expenses	137,832	—	40,515	95,767	(40,945)	233,169

Operating income (loss)	104,336	—	(47,950)	52,097	668	109,151
Total other income (expense)	32,729	6	(4,137)	(1,021)	1,623	29,200

Income (loss) before taxes	137,065	6	(52,087)	51,076	2,291	138,351
Provision (benefit) for income taxes	45,385	—	(2,485)	10,824	(11)	53,713
Equity in net income (loss) of consolidated subsidiaries	43,185	—	(10,490)	(6,185)	(26,510)	—

Net income (loss)	$134,865	$6	$(60,092)	$34,067	$(24,208)	$84,638

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2007

			Other	Combined Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Total revenues	$1,492,326	$—	$217,871	$3,416,831	$(2,476,487)	$2,650,541
Total cost of revenues	832,172	—	230,089	3,207,764	(2,380,453)	1,889,572

Gross margin	660,154	—	(12,218)	209,067	(96,034)	760,969
Total operating expenses	398,475	—	106,820	247,013	(94,557)	657,751

Operating income (loss)	261,679	—	(119,038)	(37,946)	(1,477)	103,218
Total other income (expense)	92,346	(1)	21,976	(14,729)	4,423	104,015

Income (loss) before taxes	354,025	(1)	(97,062)	(52,675)	2,946	207,233
Provision (benefit) for income taxes	76,863	—	1,578	11,043	(9)	89,475
Minority interest	—	—	5,211	—	—	5,211
Equity in net income (loss) of consolidated subsidiaries	(38,705)	—	(1,349)	(13,555)	53,609	—

Net income (loss)	$238,457	$(1)	$(105,200)	$(77,273)	$56,564	$112,547

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Balance Sheets
As of September 30, 2007

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$512,409	$222	$179,215	$279,074	$—	$970,920
Short-term investments	1,308,003	—	—	—	26,674	1,334,677
Accounts receivable, net	72,654	—	28,737	343,758	(7,133)	438,016
Inventory	129,693	—	30,832	386,518	(1,844)	545,199
Deferred taxes	150,425	—	346	23,503	78	174,352
Other current assets	517,516		105,459	796,704	(1,277,183)	142,496

Total current assets	2,690,700	222	344,589	1,829,557	(1,259,408)	3,605,660
Property and equipment, net	187,197	—	35,139	161,606	1	383,943
Goodwill	—	—	697,814	150,108	55	847,977
Intangibles, net	—	—	244,213	98,367	—	342,580
Other non-current assets	2,367,213	71,802	9,476	858,832	(1,306,777)	2,000,546

Total assets	$5,245,110	$72,024	$1,331,231	$3,098,470	$(2,566,129)	$7,180,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,067	$—	$25,574	$324,120	$451	$387,212
Other current accrued liabilities	464,578	414	52,094	1,243,671	(1,329,694)	431,063

Total current liabilities	501,645	414	77,668	1,567,791	(1,329,243)	818,275
Convertible long-term debt	1,150,000	75,000	—	4,614	(4,614)	1,225,000
Non-current liabilities and deferred taxes	35,067	—	3,542	96,477	(7,082)	128,004

Total liabilities	1,686,712	75,414	81,210	1,668,882	(1,340,939)	2,171,279

Minority interest	—	—	1,067	—	—	1,067
Stockholders’ Equity:
Common stock	2,667,460	—	1,293,451	1,323,595	(1,448,397)	3,836,109
Retained earnings (accumulated deficit)	878,728	(3,390)	(43,047)	281,849	37,775	1,151,915
Accumulated other comprehensive income (loss)	12,210	—	(1,450)	(175,856)	185,432	20,336

Total stockholders’ equity	3,558,398	(3,390)	1,248,954	1,429,588	(1,225,190)	5,008,360

Total liabilities and stockholders’ equity	$5,245,110	$72,024	$1,331,231	$3,098,470	$(2,566,129)	$7,180,706

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Balance Sheets
As of December 31, 2006

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,165,473	$48	$71,839	$340,291	$3,049	$1,580,700
Short-term investments	1,192,084	—	26,294	2,681	30,434	1,251,493
Accounts receivable, net	256,801	—	55,864	313,407	(14,332)	611,740
Inventory	106,772	—	71,839	318,154	(781)	495,984
Deferred taxes	152,791	—	—	23,217	(1)	176,007
Other current assets	344,722	—	74,434	229,912	(523,131)	125,937

Total current assets	3,218,643	48	300,270	1,227,662	(504,762)	4,241,861
Property and equipment, net	182,750	—	34,870	100,345	—	317,965
Goodwill	—	—	759,729	150,470	55	910,254
Intangibles, net	—	—	312,682	76,396	—	389,078
Other non-current assets	1,735,998	71,789	111,754	368,467	(1,179,383)	1,108,625

Total assets	$5,137,391	$71,837	$1,519,305	$1,923,340	$(1,684,090)	$6,967,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,910	$—	$46,349	$312,219	$(981)	$401,497
Other current accrued liabilities	515,042	226	59,287	512,525	(592,130)	494,950

Total current liabilities	558,952	226	105,636	824,744	(593,111)	896,447
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Non-current liabilities and deferred taxes	18,029	—	32,229	29,770	(7,802)	72,226

Total liabilities	1,726,981	75,226	137,865	854,514	(600,913)	2,193,673

Minority interest	—	—	5,976	—	—	5,976
Stockholders’ Equity:
Common stock	2,387,819	—	1,085,277	675,218	(491,193)	3,657,121
Retained earnings (accumulated deficit)	1,018,566	(3,389)	284,414	384,471	(578,542)	1,105,520
Accumulated other comprehensive income (loss)	4,025	—	5,773	9,137	(13,442)	5,493

Total stockholders’ equity	3,410,410	(3,389)	1,375,464	1,068,826	(1,083,177)	4,768,134

Total liabilities and stockholders’ equity	$5,137,391	$71,837	$1,519,305	$1,923,340	$(1,684,090)	$6,967,783

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2007

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Net cash provided by operating activities	$345,616	$174	$88,175	$72,799	$(3,049)	$503,715
Net cash provided by (used in) investing activities	(1,023,282)	—	28,698	(134,016)	—	(1,128,600)
Net cash provided by (used in) financing activities	23,410	—	(9,880)	—	—	13,530
Effect of changes in foreign currency exchange rates on cash	1,192	—	383	—	—	1,575

Net increase (decrease) in cash and cash equivalents	(653,064)	174	107,376	(61,217)	(3,049)	(609,780)
Cash and cash equivalents at beginning of period	1,165,473	48	71,839	340,291	3,049	1,580,700

Cash and cash equivalents at end of period	$512,409	$222	$179,215	$279,074	$—	$970,920

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
16. Subsequent Events
     From October 1, 2007 through November 2, 2007, the Company repurchased 1.2 million shares of its common stock on the open market for $52.5 million (at per share prices ranging from $41.94 - $44.67) pursuant to its share repurchase program that was announced in December 2006.
     In October 2007, the Company made a capital contribution to Flash Alliance of 10.0 billion Japanese yen, or approximately $87 million based on the exchange rate at September 30, 2007. In addition, the Company made a loan advance to Flash Partners for 2.5 billion Japanese yen, or approximately $22 million based on the exchange rate at September 30, 2007.

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
     Our results are primarily driven by worldwide demand for flash storage devices, which in turn depends on end-user demand for electronic products. We believe the market for flash storage is price elastic. Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of megabytes and/or units of memory and that over time new markets will emerge. In order to profitably capitalize on price elasticity of demand in the market for flash storage products, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer and the average capacity of our products must grow enough to offset price declines. We seek to achieve these cost reductions through technology improvements primarily by increasing the amount of memory stored in a given area of silicon.
     We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, at the beginning of fiscal 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have a significant impact on our financial position and result of operations. For further discussion on adoption of FIN 48, please refer to Note 13, “Income Taxes.”

Results of Operations.

	Three months ended				Nine months ended
	September 30,	% of	October 1,	% of	September 30,	% of	October 1,	% of
	2007	Revenues	2006	Revenues	2007	Revenues	2006	Revenues
	(In millions, except percentages)
Product revenues	$918.8	88.6%	$673.2	89.6%	$2,328.1	87.8%	$1,847.6	88.2%
License and royalty revenues	118.6	11.4%	78.2	10.4%	322.4	12.2%	246.2	11.8%

Total revenues	1,037.4	100.0%	751.4	100.0%	2,650.5	100.0%	2,093.8	100.0%
Cost of product revenues	680.5	65.6%	455.4	60.6%	1,839.3	69.4%	1,270.4	60.7%
Amortization of acquisition-related intangible assets	14.6	1.4%	—	—	50.2	1.9%	—	—

Total cost of product revenues	695.1	67.0%	455.4	60.6%	1,889.5	71.3%	1,270.4	60.7%

Gross margins	342.3	33.0%	296.0	39.4%	761.0	28.7%	823.4	39.3%
Operating expenses
Research and development	110.5	10.7%	78.1	10.4%	307.4	11.6%	215.6	10.3%
Sales and marketing	72.5	7.0%	45.0	6.0%	189.2	7.1%	133.4	6.4%
General and administrative	45.6	4.4%	40.2	5.3%	133.8	5.1%	107.4	5.1%
Write-off of acquired in-process technology	—	—	—	—	—	—	39.6	1.9%
Amortization of acquisition-related intangible assets	4.6	0.4%	4.4	0.6%	20.7	0.8%	12.6	0.6%
Restructuring	—	—	—	—	6.7	0.2%	—	—

Total operating expenses	233.2	22.5%	167.7	22.3%	657.8	24.8%	508.6	24.3%

Operating income	109.1	10.5%	128.3	17.1%	103.2	3.9%	314.8	15.0%
Other income	29.2	2.8%	32.3	4.3%	104.0	3.9%	72.7	3.5%

Income before taxes	138.3	13.3%	160.6	21.4%	207.2	7.8%	387.5	18.5%
Provision for income taxes	53.7	5.1%	57.3	7.6%	89.5	3.4%	153.5	7.3%
Minority interest	—	—	—	—	5.2	0.1%	—	—

Net income	$84.6	8.2%	$103.3	13.8%	$112.5	4.3%	$234.0	11.2%

Product Revenues.

	Three months ended			Nine months ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
		(In millions, except percentages)
Retail	$607.7	$445.5	36.4%	$1,436.0	$1,263.8	13.6%
OEM	311.1	227.7	36.6%	892.1	583.8	52.8%

Product revenues	$918.8	$673.2	36.5%	$2,328.1	$1,847.6	26.0%

     Our product revenues for the three and nine months ended September 30, 2007 increased over the three and nine months ended October 1, 2006 due primarily to higher Europe and Middle East retail and Asia Pacific OEM sales. Overall, our average selling price per megabyte decreased 61% and 63% in the three and nine months ended September 30, 2007 compared to a 60% and 54% decrease in the three and nine months ended October 1, 2006, respectively.
     The increase in our retail product revenues for the three and nine months ended September 30, 2007 compared to the three and nine months ended October 1, 2006, was due to growth in the number of units sold and the average memory capacity of those products, partially offset by a decline in the average selling price per megabyte. The price per megabyte decline in the nine months ended September 30, 2007 was higher than in the prior year primarily due to excess industry supply in the first half of the current year. Retail revenue growth compared to the prior year was strongest in cards for mobile phones and USB products.
     OEM product revenues increased in the three and nine months ended September 30, 2007 over the comparable periods in fiscal 2006 primarily as a result of higher sales of cards that are bundled with mobile phones and the addition of product lines from our acquisition of msystems Ltd., or msystems. Sales of our consolidated TwinSys Ltd., or TwinSys, venture with Toshiba Corporation, or Toshiba, which was terminated on March 31, 2007, were $53.0 million for the nine months ended September 30, 2007.
     Our ten largest customers represented approximately 44% and 47% of our total revenues in the three and nine months ended September 30, 2007, respectively, compared to 51% in the three and nine months ended October 1, 2006. No customers exceeded 10% of our total revenues in the three months ended September 30, 2007. Customers that exceeded 10% of our total revenues in the nine months ended September 30, 2007 were Sony Ericsson Mobile Communications AB, or Sony Ericsson, and Samsung Electronics Co. Ltd., or Samsung, each of which represented 10% of our total revenues. Customers that exceeded 10% of our total revenues in either the three or nine months ended October 1, 2006 were Sony Ericsson, which was 10% for the three months ended October 1, 2006 and Samsung, which was 11% for the nine months ended October 1, 2006.
Geographical Product Revenues.

	Three months ended					Nine months ended
		% of		% of			% of		% of
	September 30,	Product	October 1,	Product	Percent	September 30,	Product	October 1,	Product	Percent
	2007	Revenues	2006	Revenues	Change	2007	Revenues	2006	Revenues	Change
				(In millions, except percentages)
North America	$300.8	32.7%	$281.7	41.8%	6.8%	$835.7	35.9%	$775.1	42.0%	7.8%
Japan	62.3	6.8%	44.0	6.5%	41.6%	215.7	9.3%	100.3	5.4%	115.1%
Europe and Middle East	281.0	30.6%	163.4	24.3%	72.0%	610.2	26.2%	457.0	24.7%	33.5%
Asia-Pacific	273.3	29.7%	182.9	27.2%	49.4%	654.7	28.1%	512.5	27.7%	27.7%
Other foreign countries	1.4	0.2%	1.2	0.2%	16.7%	11.8	0.5%	2.7	0.2%	337.0%

Product revenues	$918.8	100.0%	$673.2	100.0%	36.5%	$2,328.1	100.0%	$1,847.6	100.0%	26.0%

     Product revenue growth for the three months ended September 30, 2007 over the comparable period in fiscal 2006 was due to increases in the Europe and Middle East regions driven primarily by higher growth in retail unit sales of cards and USB products resulting from our increased market share.
     Product revenues for the nine months ended September 30, 2007 over the comparable period in fiscal 2006 grew significantly in Japan due to the acquired msystems’ TwinSys venture which added to revenue in the quarter ended April 1, 2007, as well as growth in OEM sales of our gaming cards. The increase in the Europe and Middle East regions primarily reflects increased retail unit sales of cards and USB products. The growth in the Asia-Pacific region primarily reflects higher sales to handset OEM customers and their subcontract manufacturers that are bundling our flash memory cards with mobile phones.
License and Royalty Revenues.

	Three months ended			Nine months ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
	(In millions, except percentages)
License and royalty revenues	$118.6	$78.2	51.7%	$322.4	$246.2	31.0%
     The increase in our license and royalty revenues for the three and nine months ended September 30, 2007 was primarily driven by increased overall sales by our licensees as well as increased royalties related to licensee sales of multi-level-cell, or MLC, based products and new license agreements.

Gross Margin.

	Three months ended			Nine months ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
	(In millions, except percentages)
Product gross margin	$223.7	$217.8	2.7%	$438.6	$577.2	(24.0%)
Product gross margin (as a percent of product revenues)	24.4%	32.4%		18.8%	31.2%
Total gross margin (as a percent of total revenues)	33.0%	39.4%		28.7%	39.3%
     Product gross margin (as a percent of product revenues) was lower for the three months ended September 30, 2007 compared to the three months ended October 1, 2006 primarily due to average selling price per megabyte declining faster than cost per megabyte and start-up costs related to the Flash Alliance Ltd. Venture, partially offset by insurance proceeds related to claims on a fab power outage that occurred in the first quarter of fiscal 2006. Product gross margin for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006 decreased primarily due to average selling price per megabyte declining faster than cost per megabyte and increased inventory charges related to certain products for which the cost was higher than our expected average selling price and other products for which expected sales volumes were not sufficient to consume on-hand and on-order inventory.
     In the three and nine months ended September 30, 2007, cost of product revenue also increased due to the amortization of acquisition-related intangibles of $14.6 million and $50.2 million, respectively, primarily from the msystems Ltd., or msystems, acquisition in November 2006.
     In the three and nine months ended September 30, 2007 and October 1, 2006, we sold approximately $9.3 million, $10.2 million, $3.7 million and $11.0 million, respectively, of inventory that had been fully written-off or reserved.
Research and Development.

	Three months ended			Nine months ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
	(In millions, except percentages)
Research and development	$110.5	$78.1	41.6%	$307.4	$215.6	42.6%
Percent of revenue	10.7%	10.4%		11.6%	10.3%
     Our research and development expense growth for the three and nine months ended September 30, 2007 over the comparable periods in fiscal 2006 included increased payroll, payroll-related costs, share-based compensation expense and associated infrastructure costs of $15.5 million and $45.2 million, respectively, primarily related to overall headcount increases and our acquisition of msystems in November 2006. In addition, we increased fab-related development costs by $10.9 million and $20.5 million, respectively, and incurred increased engineering consulting, material and equipment costs of $7.8 million and $16.9 million, respectively.
Sales and Marketing.

	Three months ended			Nine months ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
	(In millions, except percentages)
Sales and marketing	$72.5	$45.0	61.2%	$189.2	$133.4	41.8%
Percent of revenue	7.0%	6.0%		7.1%	6.4%
     Our sales and marketing expense growth for the three and nine months ended September 30, 2007 over the comparable periods in fiscal 2006, was primarily due to increased payroll, payroll-related, share-based compensation and associated infrastructure costs of $14.6 million and $42.5 million, respectively, primarily related to overall headcount increases and our acquisition of msystems and increased branding and merchandising costs of $9.0 million and $14.0 million, respectively.

General and Administrative.

	Three months ended			Nine months ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
	(In millions, except percentages)
General and administrative	$45.6	$40.2	13.3%	$133.8	$107.4	24.5%
Percent of revenue	4.4%	5.3%		5.1%	5.1%
     Our general and administrative expense growth for the three months ended September 30, 2007 over the comparable period in fiscal 2006, included increased payroll, payroll-related, share-based compensation and associated infrastructure costs of $5.4 million primarily related to overall headcount increases and our acquisition of msystems. Our general and administrative expense growth for the nine months ended September 30, 2007 over the comparable period in fiscal 2006, included increased payroll, payroll-related, share-based compensation and associated infrastructure costs of $14.3 million primarily related to overall headcount increases and our acquisition of msystems and also from an increase in patent and litigation costs of $6.0 million.
Write-off of Acquired In-process Technology.

	Three months ended			Nine months ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
	(In millions, except percentages)
Write-off of acquired in-process technology	$—	$—	—	$—	$39.6	—
Percent of revenue	—	—	—		1.9%
     As part of the Matrix Semiconductor, Inc., or Matrix, acquisition in the first quarter of fiscal 2006, a portion of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off at the date of acquisition because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. As of September 30, 2007, it was estimated that these in-process projects were completed. For further discussion on write-off of acquired in-process technology, please refer to Note 12, “Business Acquisition.”
Amortization of Acquisition-Related Intangible Assets.

	Three months ended			Nine months ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$4.6	$4.4	3.8%	$20.7	$12.6	65.0%
Percent of revenue	0.4%	0.6%		0.8%	0.6%
     Our expense from the amortization of acquisition-related intangible assets for the three and nine months ended September 30, 2007 was directly related to our acquisition of Matrix in January 2006 and msystems in November 2006. For further discussion on acquisition-related intangible assets, please refer to Note 12, “Business Acquisition.”
Restructuring.

	Three months ended			Nine months ended
	September 30,	October 1,	Percent	September 30,	October 1,	Percent
	2007	2006	Change	2007	2006	Change
	(In millions, except percentages)
Restructuring	$—	$—	—	$6.7	$—	—
Percent of revenue	—	—		0.2%	—

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
Other Income.

	Three months ended				Nine months ended
	September 30,	October 1,	Percent		September 30,	October 1,	Percent
	2007	2006	Change		2007	2006	Change
	(In millions, except percentages)
Interest income	$31.8	$29.9	6.2%		$104.0	$68.5	51.9%
Interest (expense) and other income (expense), net	(3.2)	2.0	(268.6%	)	(0.6)	3.4	(116.9%)
Equity in income of business ventures	0.6	0.4	53.6%		0.6	0.8	(20.4)

Total other income	$29.2	$32.3	(9.4%)		$104.0	$72.7	43.1%

     The decrease in other income for the three months ended September 30, 2007 compared to the three months ended October 1, 2006 was primarily due to the expiration of Tower Semiconductor Ltd., or Tower, wafer credits, lower foreign currency gains and higher interest expense, including amortization of expenses associated with our 1% Senior Convertible Notes due 2013 and 1% Convertible Notes due 2035, partially offset by an increase in interest income related to higher cash and investment balances as a result of our acquisition of msystems. The increase in other income for the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006 was primarily due to increased interest income as a result of higher interest rates realized on our investments offset by higher interest expense, including amortization of expenses associated with our 1% Senior Convertible Notes due 2013 and 1% Convertible Notes due 2035.

Provision for Income Taxes.

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
		(In millions, except for percentages)
Provision for income taxes	$53.7	$57.3	$89.5	$153.5
Effective tax rates	38.8%	35.7%	43.2%	39.6%
     Our effective tax rates of 38.8% and 43.2% for the three and nine months ended September 30, 2007, respectively, increased from 35.7% and 39.6% for the three and nine months ended October 1, 2006, respectively, primarily due to relatively lower benefits from earnings considered as indefinitely reinvested in foreign operations and a higher state effective tax rates.
     As a result of the implementation of FIN 48, we recognized an increase of approximately $1.0 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings at January 1, 2007. The unrecognized tax benefits on uncertain tax positions of $44.0 million at January 1, 2007 is before tax benefit on state taxes and on interest of $6.1 million. Of the net taxes payable of $37.9 million, $33.2 million could favorably impact the effective tax rate in future periods and $4.7 million would increase capital in excess of par value. The total increase in unrecognized tax benefits of $11.8 million for the nine months ended September 30, 2007 offset by the tax benefit on state taxes and on interest of $1.9 million would result in $9.9 million that could favorably impact the effective tax rate in future periods.
     It is reasonably possible that the unrecognized tax benefits could decrease by $3.0 million within the next 12 months as a result of the expiration of statutes of limitation. Although timing of the resolution and/or closure on audits is highly uncertain, it is possible that the balance of gross unrecognized tax benefits would materially change in the next 12 months. However, given the number of years remaining subject to audit and the number of matters being examined, we are unable to further estimate the range of possible adjustments to the balance of gross unrecognized tax benefits. We had recognized interest and/or penalties of $5.0 million at date of adoption and recognized an additional $0.5 million and $1.6 million in the three and nine months ended September 30, 2007 in income tax expense, respectively.
     We are subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessments remains open for the tax years 2004 through 2006, and the statutes of limitations in state jurisdictions remain open in general from tax years 2002 through 2006. The major foreign jurisdictions remain open for examination in general for tax years 2001 through 2006. We also had federal and state net operating loss carryforwards of approximately $89 million and $52 million, respectively, at December 31, 2006.
     The tax benefit associated with the exercise of stock options for the three and nine months ended September 30, 2007 and October 1, 2006 was credited to capital in excess of par value in the amount of $11.5 million, $16.1 million, $3.1 million and $64.1 million, respectively.

Liquidity and Capital Resources.
     Our cash flows were as follows:

	Nine months ended
	September 30,	October 1,	Percent
	2007	2006	Change
	(In millions, except percentages)
Net cash provided by operating activities	$503.7	$403.2	24.9%
Net cash used in investing activities	(1,128.6)	(889.6)	26.9%
Net cash provided by financing activities	13.5	1,198.3	(98.9%)
Effect of changes in foreign currency exchange rates on cash	1.6	0.2	700.0%

Net increase (decrease) in cash and cash equivalents	$(609.8)	$712.1	(185.6%)

     Operating Activities. Cash provided by operating activities increased over the prior year primarily due to collection on higher fourth quarter fiscal 2006 receivable balances. Net income for the nine months ended September 30, 2007 was lower than the prior year while adjustments to reconcile net income to net cash provided by operating activities primarily included increases to deferred taxes, depreciation, amortization, share-based compensation offset by lower excess tax benefit from share-based compensation and write-off of amortization of acquired intangibles. Cash flow for the nine months ended September 30, 2007 was favorably impacted by the decrease in accounts receivable and other assets offset by a reduction in income taxes payable, an increase in inventory and lower deferred income on shipments to distributors and retailers.
     Investing Activities. Cash used in investing activities was higher in the nine months ended September 30, 2007 over the comparable period in fiscal 2006 primarily due to additional notes receivable issued to Flash Partners for capacity output increases, higher property and equipment purchases primarily related to our assembly and test facility and use of cash related to purchased technology, partially offset by lower investments in the ventures with Toshiba and collection of note receivables from FlashVision.
     Financing Activities. Net cash provided from financing activities was substantially lower in the nine months ended September 30, 2007 over the comparable period in fiscal 2006 primarily due to the funding from the financing of our $1.15 billion 1% Senior Convertible Notes due 2013 in the second quarter of fiscal 2006 and by use of cash from our share repurchase program in the first and second quarters of 2007, lower tax benefits from share-based compensation and cash distributions to the minority interest holders of the TwinSys venture.
     Liquid Assets. At September 30, 2007, we had cash, cash equivalents and short-term investments of $2.3 billion.
     Short-Term Liquidity. As of September 30, 2007, our working capital balance was $2.8 billion. We do not expect any liquidity constraints in the next twelve months. We currently expect to loan to and make investments in the ventures with Toshiba of approximately $1.3 billion for fab expansion and to spend approximately $0.4 billion on property and equipment during the next twelve months.
     Long-Term Requirements. Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business in the future. We may also make equity investments in other companies or engage in merger or acquisition transactions. We may raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding the ventures with Toshiba, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in investments in or acquisitions of companies, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.

     Financing Arrangements. At September 30, 2007, we had $1.23 billion of aggregate principal amount in convertible notes outstanding, consisting of $1.15 billion in aggregate principal amount of our 1% Senior Convertible Notes due 2013 and $75.0 million in aggregate principal amount of our 1% Convertible Notes due 2035.
     Also, concurrent with the issuance of the 1% Senior Convertible Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of September 30, 2007, the warrants had an expected life of approximately 6 years and expire in August 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. As of September 30, 2007, the warrants had not been exercised and remain outstanding. In addition, counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Senior Convertible Notes due 2013 in full, at a conversion price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Senior Convertible Notes due 2013 or the first day none of the 1% Senior Convertible Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Senior Convertible Notes due 2013. As of September 30, 2007, we had not purchased any shares under this convertible bond hedge agreement.
     Toshiba Ventures. We are a 49.9% percent owner in FlashVision, Flash Partners and Flash Alliance, or Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. Toshiba owns 50.1% of each of these ventures. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using semiconductor manufacturing equipment owned or leased by the Flash Ventures. This equipment is funded or will be funded by investments in or loans to the ventures from us and Toshiba. The Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase our provided three month forecast of FlashVision’s, Flash Partners’ and, when operational, Flash Alliance’s NAND wafer supply, which generally equals 50 percent of such wafer supply. We cannot estimate the total amount of our wafer purchase commitment as of September 30, 2007 because our price is determined by reference to the future cost to produce the semiconductor wafers. In addition to the semiconductor assets owned or leased by the Flash Ventures, we directly own certain semiconductor manufacturing equipment in Toshiba’s 200-millimeter operations in Yokkaichi, Japan from which we receive 100% of the output. From time-to-time, we and Toshiba mutually approve increases in the wafer supply capacity of Flash Partners that may contractually obligate us to increase capital funding. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.
     The cost of the wafers we purchase from FlashVision and Flash Partners and wafers we will purchase from Flash Alliance is recorded in inventory and ultimately cost of sales. The Flash Ventures are variable interest entities and we are not the primary beneficiary of these ventures because we are entitled to less than a majority of expected gains and losses with respect to each venture. Accordingly, we account for our investments under the equity method and do not consolidate. Our share of the net income or loss of the Flash Ventures is included in our Condensed Consolidated Statements of Operations as “Interest (expense) and other income (expense), net.”
     Under the Flash Venture agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. We also fund direct research and development contribution based on a variable computation. As of September 30, 2007, we had accrued liabilities related to those expenses of $4.1 million. Our common research and development obligation related to the Flash Ventures is variable but capped at decreasing fixed quarterly amounts through fiscal 2008. The common research and development participation agreement and the product development agreement are exhibits in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and should be read carefully in their entirety for a more complete understanding of these arrangements.
     For semiconductor fixed assets that are leased by FlashVision or Flash Partners, we and/or Toshiba have guaranteed, in whole or in part, the outstanding lease payments under each of those leases through various methods. These obligations are denominated in Japanese yen and are noncancelable. Under the terms of the FlashVision lease, Toshiba guaranteed these commitments on behalf of FlashVision and we agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of its guarantee of the FlashVision equipment lease arrangement. As of September 30, 2007, the maximum amount of our contingent indemnification obligation to Toshiba for their FlashVision lease guarantee, which reflects payments and any lease adjustments, was approximately 4.0 billion Japanese yen, or approximately $34 million based upon the exchange rate at September 30, 2007. Under the terms of the Flash Partners lease agreements, we have guaranteed on an unsecured and several basis 50% of Flash Partners’ lease obligations under multiple master lease agreements entered into in fiscal 2004 through fiscal 2007. Our total Flash

Partners lease obligation guarantees, net of lease payments, as of September 30, 2007, were 112.0 billion Japanese yen, or approximately $975 million based upon the exchange rate at September 30, 2007. Toshiba has guaranteed the remaining 50% of Flash Partners’ lease obligations.
     The capacity of Fab 4 at full expansion is expected to be greater than 210,000 wafers per month and the timeframe to reach full capacity is to be mutually agreed by the parties. To date, the parties have agreed to an expansion plan to 85,500 wafers per month for which the total investment in Fab 4 is currently estimated at approximately $2.6 billion through the end of fiscal 2008, of which our share is currently estimated to be approximately $1.3 billion. Initial NAND production at Fab 4 is currently scheduled for the end of fiscal 2007. For expansion beyond 85,500 wafers per month, it is expected that investments and output would continue to be shared 50/50 between us and Toshiba. We are committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to us and Toshiba are insufficient to cover these costs. We expect to fund our portion of the investment through cash as well as other financing sources.
Contractual Obligations and Off Balance Sheet Arrangements
     Our contractual obligations and off balance sheet arrangements at September 30, 2007, and the effect those obligations and arrangements are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 10, “Commitments, Contingencies and Guarantees.”
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
     There were no significant changes to our critical accounting policies during the quarter ended September 30, 2007. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     FSP No. APB 14-a. The FASB issued a proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations. In applying this FSP, the FASB emphasized that the FSP would be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the FSP would be applied retrospectively to all periods presented. If the final FSP is issued as currently drafted, it will be effective for the fiscal years beginning after December 15, 2007. While the proposed FSP has not yet been finalized by the FASB, our initial estimate based upon the current interpretations by the FASB, is that we would be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Note due 2013, including approximately $50 million to $55 million in fiscal 2008. However, these amounts are subject to material change based upon finalization of the proposed FSP.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three and nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us. In each case listed below where we are the defendant, we intend to vigorously defend the action. At this time, the Company does not believe it is reasonably possible that losses related to the litigation described below have occurred beyond the amounts, if any, that have been accrued.
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc. (“Memorex”), Pretec Electronics Corporation (“Pretec”), Ritek Corporation (“Ritek”), and Power Quotient International Co., Ltd (“PQI”). In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. On May 6, 2003, The District Court entered a stipulated consent judgment against PQI. The District Court granted summary judgment of non-infringement in favor of defendants Ritek, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. On June 29, 2007, defendant Ritek entered into a settlement agreement and cross-license with the Company. In light of the agreement, SanDisk agreed to dismiss all current patent infringement litigation against Ritek. A stipulated dismissal with prejudice between SanDisk and Ritek was entered on July 23, 2007. On August 30, 2007, the Company entered into a settlement agreement with Memorex regarding the accused products. On September 7, 2007, in light of the settlement between the Company and Memorex, the Court entered a stipulation dismissing the Company’s claims against Memorex. On October 25, 2007, the Court Clerk entered a default against Pretec.
     On or about June 9, 2003, the Company received written notice from Infineon Technologies AG, (“Infineon”), that it believes the Company has infringed its U.S. Patent No. 5,726,601 (the ’601 patent). On June 24, 2003, the Company filed a complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ’601 patent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Infineon Technologies AG, a German corporation, et al., Civil Case No. C 03 02931 BZ. On October 6, 2003, Infineon filed an answer and counterclaim: (a) denying that the Company is entitled to the declaration sought by the Company’s complaint; (b) requesting that the Company be adjudged to have infringed, actively induced and/or contributed to the infringement of the ’601 patent and an additional patent, U.S. Patent No. 4,841,222 (the “’222 patent”). On August 12, 2004, Infineon filed an amended counterclaim for patent infringement alleging that the Company infringes U.S. Patent Nos. 6,026,002 (the “’002 patent”); 5,041,894 (the “’894 patent”); and 6,226,219 (the “’219 patent”), and omitting the ’601 and ’222 patents. On August 18, 2004, the Company filed an amended complaint against Infineon for a declaratory judgment of patent non-infringement and invalidity regarding the ’002, ’894, and ’219 patents. On February 9, 2006, the Company filed a second amended complaint to include claims for declaratory judgment that the ’002, ’894 and ’219 patents are unenforceable. On March 17, 2006, the Court granted a stipulation by the parties withdrawing all claims and counterclaims regarding the ’002 patent. On February 20, 2007, the Court entered an order staying the case to facilitate settlement negotiations. On September 21, 2007, the Court entered the parties’ stipulation dismissing the action, including all claims and counterclaims, without prejudice.
     On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which received final approval from the Court on November 20, 2006. Four objectors to the settlement filed appeals from the Court’s order granting final approval. The appeal is currently pending in the First District of the California Court of Appeal, No. A116242. On October 18, 2007, the case was argued before the Court of Appeal and submitted.

     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “‘338 patent”), and also alleges that several of ST’s patents are invalid and not infringed. On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims. A case management conference was conducted on June 29, 2007. At that conference, the parties agreed that the remaining declaratory judgment claims will be dismissed, pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below). The parties also agreed that the ‘338 patent and a second SanDisk patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case. ST filed an answer and counterclaims on September 6, 2007. ST’s counterclaims included assertions of antitrust violations. On October 19, 2007, SanDisk filed a motion to dismiss ST’s antitrust counterclaims. The case is scheduled to go to trial in July 2008.
     On February 4, 2005, STMicroelectronics, Inc. (“STMicro”) filed two complaints for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV44 (the “‘44 Action”), and STMicroelectronics, Inc. v. SanDisk Corporation, Civil Case No. 4:05CV45 (the “‘45 Action”), respectively. The complaints sought damages and injunctions against certain SanDisk products. On April 22, 2005, the Company filed counterclaims on two patents against ST in the ‘45 Action. The counterclaims sought damages and injunctive relief against ST’s flash memory products. On February 6, 2007, the District Court dismissed the ‘44 Action with prejudice. On June 25, 2007, the District Court dismissed the ‘45 Action, including all claims and counterclaims, with prejudice.
     On October 14, 2005, STMicro filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several SanDisk patents that issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal which asks that the Superior Court’s September 12, 2006 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company has appealed the denial of that motion, and the proceedings at the Superior Court are stayed during the pendency of the appeal.
     On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against ST (Case No. C0505021 JF). In the suit, the Company seeks damages and injunctions against ST from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the “’517 patent”). As discussed above, the ‘517 patent will be litigated together with the ‘338 patent in Civil Case No. C 04 04379JF, which is scheduled to go to trial in July of 2008.
     On August 7, 2006, two purported shareholder class and derivative actions, captioned Capovilla v. SanDisk Corp., No. 106 CV 068760, and Dashiell v. SanDisk Corp., No. 106 CV 068759, were filed in the Superior Court of California in Santa Clara County, California. On August 9, 2006 and August 17, 2006, respectively, two additional purported shareholder class and derivative actions, captioned Lopiccolo v. SanDisk Corp., No. 106 CV 068946, and Sachs v. SanDisk Corp., No. 106 CV 069534,

were filed in that court. These four lawsuits were subsequently consolidated under the caption In re msystems Ltd. Shareholder Litigation, No. 106 CV 068759 and on October 27, 2006, a consolidated amended complaint was filed that supersedes the four original complaints. The lawsuit is brought by purported shareholders of msystems Ltd. (“msystems”), and names as defendants the Company and each of msystems’ former directors, including its President and Chief Executive Officer, and its former Chief Financial Officer, and names msystems as a nominal defendant. The lawsuit asserts purported class action and derivative claims. The alleged derivative claims assert, among other things, breach of fiduciary duties, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement with respect to past stock option grants. The alleged class and derivative claims also assert claims for breach of fiduciary duty by msystems’ board, which the Company is alleged to have aided an abetted, with respect to allegedly inadequate consideration for the merger, and allegedly false or misleading disclosures in proxy materials relating to the merger. The complaints seek, among other things, equitable relief, including enjoining the proposed merger, and compensatory and punitive damages.
     On September 11, 2006, Mr. Rabbi, a shareholder of msystems filed a derivative action and a motion to permit him to file the derivative action against four directors of msystems and msystems, arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law. Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems. On January 25, 2007, msystems filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company. msystems received an extension to file its comprehensive response to the motion, to be submitted 30 days after the decision of the court in its motion to dismiss. The court had set a date for a hearing to be held on December 23, 2007.
     On February 16, 2007, Texas MP3 Technologies, Ltd. (“Texas MP3”) filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent 7,065,417 (the “’417 patent”). On June 19, 2007, the Company filed an answer and counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company. On July 31, 2007, Texas MP3 filed an amended complaint against the Company and the other parties named in the original complaint, alleging infringement of the ’417 patent. On August 1, 2007, defendant Apple Inc. filed a motion to stay the litigation pending completion of an inter-partes reexamination of the ’417 patent by the U.S. Patent and Trademark Office. That motion was denied. On August 10, 2007, the Company filed an answer to the amended complaint and a counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company. A status conference in the case has been set for November 2, 2007. A trial date has not been set.
     On or about May 11, 2007, the Company received written notice from Alcatel-Lucent, S.A., (“Lucent”), alleging that SanDisk digital music players require a license to U.S. Patent No. 5,341,457 (the “’457 patent”) and U.S. Patent No. RE39,080 (the “’080 patent”). On July 13, 2007, the Company filed a complaint for a declaratory judgment of non-infringement and patent invalidity against Lucent Technologies Inc. and Alcatel-Lucent, S.A. in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Lucent Technologies Inc., et al., Civil Case No. C 07 03618. The complaint seeks a declaratory judgment that the Company does not infringe the two patents asserted by Lucent against the Company’s digital music players. The complaint further seeks a judicial determination and declaration that Lucent’s patents are invalid. Defendants have answered and defendant Lucent has asserted a counterclaim of infringement in connection with the ’080 patent. Defendants have also moved to dismiss the case without prejudice and/or stay the case pending their appeal of a judgment involving the same patents in suit entered by the United States District Court for the Southern District of California. The Company has moved for summary judgment on its claims for declaratory relief, and has moved to dismiss defendant Lucent’s counterclaim for infringement of the ’080 patent as a matter of law.
     On July 11, 2007, the Company filed a complaint for patent infringement against Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc., (collectively, “Imation”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Imation Corporation, et al., Civil Case No. C 07 3588. The complaint alleges that the defendants’ products infringe one of the Company’s U.S. patents relating to USB flash memory drive technology and seeks damages and an injunction. On September 6, 2007, SanDisk voluntarily dismissed its complaint without prejudice.
     On August 10, 2007, Lonestar Invention, L.P. (“Lonestar”) filed suit against the Company in the Eastern District of Texas, Civil Action No. 6:07-cv-00374-LED. The complaint alleges that a memory controller used in the Company’s flash memory devices infringes U.S. Patent No. 5,208,725. Lonestar is seeking a permanent injunction, actual damages, treble damages for willful infringement, and costs and attorney fees. Lonestar has not served the complaint on the Company. Lonestar and the Company have met to discuss the merits of the infringement allegation.
     On or about August 31, 2007, the Company and a number of other manufacturers of flash memory products were sued in Federal Court in the Northern District of California in a purported class action captioned Stuart Go, et al v. Lexar Media, Inc., et al, Civil Case No. C-07-4547, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of state and federal laws. The lawsuit purports to be on behalf of a class of purchasers of flash memory indirectly from defendants between January 1, 1999 through the present. The lawsuit seeks restitution, injunction and damages, including treble damages, in an unspecified amount, disgorgement of profits obtained as a result of the acts alleged in the complaint, interest on any damages awarded, attorneys fees and any other relief the court may grant.
     On September 11, 2007 the Company and its Chief Executive Officer received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice investigation into possible antitrust violations in the NAND flash memory industry. The Company also received a notice from the Canadian Competition Bureau that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that the Company preserve any records relevant to such investigation. The Company is cooperating in these investigations.
     On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division). The suit, Case No.2-07-CV-396, alleges infringement of Premier’s U.S. Patents 6,243,725 and 6,763,345 by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount.
     On September 17, 2007, the Company and a number of other manufacturers of flash memory products were sued in the Northern District of California, in a purported class action captioned Thal v. Hitachi America, Ltd., et al., Civil Case No. C-07-4785, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of federal laws. The lawsuit purports to be on behalf of a class of purchasers of flash memory directly from defendants between January 1, 1999 through the date of class certification. The lawsuit seeks restitution, injunction and damages.
     On September 19, 2007, the Company and a number of other manufacturers of flash memory products were sued in the Northern District of California in a purported class action captioned Juskiewicz v. Samsung Electronics Co. Ltd., et al., Civil Case No. C-07-4818, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of federal laws. The lawsuit purports to be on behalf of a class of purchasers of flash memory directly from defendants between January 1, 1999 through the present. The lawsuit seeks restitution, injunction and damages.
      On September 24, 2007, the Company and a number of other manufacturers of flash memory products were sued in the Northern District of California, in a purported class action captioned Kindt et al v. Samsung Electronics Co., Ltd. et al, Civil Case No. C07-04938, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of state and federal laws. The lawsuit purports to be on behalf of a class of purchasers of flash memory indirectly from defendants between January 1, 1999 through July 16, 2007. The lawsuit seeks restitution, injunction and damages.
     On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Case No. Unassigned) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC, naming the following companies as respondents: Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corporation, Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), Silicon Motion International, Inc., and Synergistic Sales, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. (“USBest”); Skymedi Corporation (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., Zodata Technology Ltd., Infotech Logistic LLC, (collectively, “Zotek”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California, U.S.A.), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation; Add-On Computer Peripherals, Inc., Add-On Computer Peripherals, LLC, and Add-On Technology Co., (collectively, “Add-On”); A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc., Apacer Memory America, Inc., and Acer, Inc.,

(collectively, “Apacer”); Behavior Tech Computer Corp., and Behavior Tech Computer USA Corp., (collectively, “Behavior”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corporation (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”). In the complaint, the Company alleges that defendants’ flash memory products, such as USB flash drives, Compact Flash cards, and flash media players, infringe the following patents: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”). The Company seeks an order excluding the respondents’ flash memory controllers, drives, memory cards, and media players from entry into the United States as well as a permanent cease and desist order against the respondents. The Commission will decide whether to institute an investigation no later than November 26, 2007.
     On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, USBest, Skymedi, Chipsbank, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On, A-DATA, Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interative, LG, TSR and Welldone. The complaint accuses the defendants of infringing the ’808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent and seeks damages and injunctive relief.
     On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, USBest, Skymedi, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, A-DATA, Apacer, Behavior, and Dane-Elec. The complaint accuses the defendants of infringing the U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”) and seeks damages and injunctive relief.
     On or about October 26, 2007, the Company and a number of other manufacturers of flash memory products were sued in Federal Court in the Northern District of California in a purported class action captioned Georgejon, Inc., et al. v. Samsung Electronics Co., Ltd., et al., Civil Case No. C-07-5480, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of federal laws. The lawsuit purports to be on behalf of a class of purchasers of flash memory directly from defendants between January 1, 1999 through the present. The lawsuit seeks restitution, injunction and damages, including treble damages, in an unspecified amount, disgorgement of profits obtained as a result of the acts alleged in the complaint, interest on any damages awarded, attorneys fees and any other relief the court may grant.
     On or about October 29, 2007, the Company and a number of other manufacturers of flash memory products were sued in Federal Court in the Northern District of California in a purported class action captioned Fred J. Gentile, et al. v. Samsung Electronics Co., Ltd., et al., Civil Case No. C-07-5349, alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of federal and state laws. The lawsuit purports to be on behalf of a class of purchasers of NAND flash memory indirectly from defendants between January 1, 1999 through the present. The lawsuit seeks restitution, injunction and damages, including treble damages, in an unspecified amount, disgorgement of profits obtained as a result of the acts alleged in the complaint, interest on any damages awarded, attorneys fees and any other relief the court may grant.

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
     Our operating results may fluctuate significantly, which may adversely affect our financial condition and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others:
•	average selling prices, net of promotions, declining at a faster rate than cost reductions for our products due to industry or SanDisk excess supply and competitive pricing pressures;

•	reduction in price elasticity of demand related to pricing changes for some of our markets and products;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations, which may also lead to increased patent litigation costs;

•	increased purchases of non-captive flash memory, which typically costs more than captive flash memory and may be of less consistent quality;

•	insufficient assembly and test capacity from our contract manufacturers or our Shanghai facility;

•	excess supply from captive sources due to output increasing faster than the growth in demand resulting in excess inventory;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain markets or geographies;

•	addition of new competitors, expansion of supply from existing competitors and ourselves creating excess market supply, which could cause our average selling prices to decline faster than our costs decline;

•	difficulty in forecasting and managing inventory levels, particularly due to noncancelable contractual obligations to purchase materials such as custom non-memory materials, and the need to build finished product in advance of customer purchase orders;

•	timing, volume and cost of wafer production from the Flash Ventures as impacted by fab start-up delays and costs, technology transitions, yields or production interruptions;

•	disruption in the manufacturing operations of suppliers, including suppliers of sole-sourced components;

•	increased memory component and other costs as a result of exchange rate fluctuations to the United States dollar, particularly with respect to the Japanese yen;

•	potential delays in the emergence of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	timing of sell-through by our distributors and retail customers;

•	errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	write-downs of our investments in fabrication capacity, equity investments and other assets;

•	impairment of goodwill and other challenges related to our acquisitions of msystems and Matrix;

•	estimates used in calculating share-based compensation expense; and

•	other factors described under “Risk Factors” and elsewhere in this report.
     Our average selling prices, net of promotions, may decline faster than cost reductions due to industry or SanDisk excess supply, competitive pricing pressures or strategic price reductions initiated by us or our competitors. The market for NAND flash products is competitive and characterized by rapid price declines. As an example, our average selling price per megabyte declined 61% in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Price declines may be influenced by, among other factors, supply in excess of demand, technology transitions, including adoption of MLC technology by other competitors, conversion of industry DRAM capacity to NAND and new technologies or other strategic actions by competitors to gain market share. If our technology transitions take longer or are more costly than anticipated to complete or our cost reductions fail to keep pace with the rate of price declines, our gross margins and operating results will be negatively impacted, which could generate quarterly or annual net losses. Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity. However, in the recent past, price declines have outpaced growth in demand for higher capacities for some products resulting in reduced revenue growth. There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our margins and revenue growth.
     Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Our ten largest customers represented approximately 44% and 47% of our total revenues in the three and nine months ended September 30, 2007, respectively, compared to 51% in the three and nine months ended October 1, 2006. No customers exceeded 10% of our total revenues in the three months ended September 30, 2007. Customers or licensees that exceeded 10% of our total revenues in the nine months ended September 30, 2007 were Sony Ericsson Mobile Communications AB, or Sony Ericsson, and Samsung Electronics Co. Ltd., or Samsung, which were both 10% of our total revenues. Customers or licensees that exceeded 10% of our total revenues in either the three or nine months ended October 1, 2006 were Sony Ericsson, which was 10% for the three months ended October 1, 2006 and Samsung, which was 11% in the nine months ended October 1, 2006. If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year-to-year as we enter new markets, making our revenues from these major customers less predictable from year-to-year.
     Our business depends significantly upon sales of products in the highly competitive consumer market, a significant portion of which are made to retailers and through distributors, and if our retailers and distributors are not successful in this market, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations. A significant portion of our sales are made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our retailers and distributors are not successful, we could experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell-through data varies throughout the retail channel, which makes it difficult for us to forecast retail product revenues. Our arrangements with our retailers and distributors also provide them price protection against declines in our recommended selling prices, which has the effect of reducing our deferred revenues and eventually our revenues. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors.
     Our revenues depend in part on the success of products sold by our OEM customers. A significant portion of our sales are to OEMs, which either bundle or embed our flash memory products with their products, such as cameras or mobile phones. Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell their products successfully in their markets. Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to discontinue utilizing our products, our results of operation and financial condition could be harmed. In addition, our OEM revenues have been negatively impacted due to our decision in the fourth quarter of fiscal 2006 to de-emphasize the former msystems private label USB business and focus on our branded business and our decision with Toshiba to terminate the TwinSys venture effective at the end of the first quarter of fiscal 2007.
     The continued growth of our business depends on development and performance of new markets and products for NAND flash. Our growth will be increasingly dependent on development of new markets, new applications and new products for NAND flash memory. Historically, the digital camera market provided the majority of our revenues, but it is now a more mature market representing a declining percentage of our total revenues, and the mobile handset market has emerged as the largest segment of our revenues and driver of growth. Other markets for flash memory include digital audio and video players, USB drives and solid state drives. There can be no assurance that the use of flash memory in mobile handsets or other existing markets and products will continue to develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to continue our growth. In addition, there can be no assurance that the increase in average product capacity and unit demand in response to price reductions will generate revenue growth for us as it has in the past.
     Our growth is also dependent on continued geographic expansion and we may face difficulties entering or maintaining sales in international markets. Recently, our international sales have grown faster than in North America and we have gained international market share. Some international markets are subject to a higher degree of commodity pricing than in North America, subjecting us to increased risk of pricing and margin pressure.
     Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products more cheaply or if industry supply exceeds demand. We continue to secure captive sources of NAND and related devices through our significant investments in manufacturing capacity. We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand. Our significant investments in manufacturing capacity may require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes. To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments and our revenues, gross margins and related market share may be negatively impacted. We may also incur increased inventory or impairment charges related to our captive manufacturing investments and may not be able to exit those investments without significant cost to us. In addition, if we finance these manufacturing investments with debt, our return may not be sufficient to finance the related debt payments or we may need to raise additional funding, which could be difficult to obtain or may only be available at rates and other terms that are unfavorable.
     We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products; and our competitors seek to develop new standards which could reduce demand for our products. We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues. New applications, such as the adoption of flash-based solid state drives, or SSDs, that are designed to replace hard disk drives in devices such as computers and servers, can take several years to develop. We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate. For the SSD market to become sizeable, the cost of flash memory must significantly decline so that the cost to consumers is affordable, and we believe that we will need to implement MLC technology, which requires us to develop new controllers. There can be no assurance that our MLC-based SSDs will be able to meet the specifications required to gain customer qualification and acceptance. Other new products, such as the Sansa® Connect™, Sansa Clip, Sansa View, Sansa Shaker™, TakeTV™ and pre-recorded flash memory cards may not gain market acceptance and we may not be successful in penetrating the new markets that we target. New applications such as our Fanfare™ content gateway, which represents our first significant content initiative, may require significant up-front investment with no assurance of long term commercial success or profitability. As we introduce new standards or technologies, such as TrustedFlash™, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated from these now standards or technologies, if this happens at all.
     Competitors or other market participants could seek to develop new standards for flash memory products which, if accepted by device manufacturers or consumers, could reduce demand for our products. For example, certain handset manufacturers and flash memory chip producers are currently advocating the development of a new standard, referred to as Universal Flash Storage, or UFS, for flash memory cards used in mobile phones. Broad acceptance of new standards, technologies or products may reduce demand for some of our products. If this decreased demand is not offset by increased demand for new form factors or products that we offer, our results of operations could be harmed.
     Consumer devices that use NAND flash memory do so in either a removable card or an embedded format. We offer NAND flash memory products in both categories; however, our market share is strongest for removable flash memory products. If designers and manufacturers of consumer devices, including mobile phones, weight their product mix towards increased usage of embedded flash memory, we may not be able to sustain our market share. In addition, if NAND flash memory is used in an embedded format, we would have less opportunity to influence the capacity of the NAND flash products and we would not have the opportunity for additional after-market retail sales related to these consumer devices or mobile phones. Any loss of market share or reduction in the average capacity of our product sales or any loss in our retail after-market opportunity could harm our operating results and business condition.
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
     In addition, we are investing in future alternative technologies, such as our three-dimensional semiconductor memory, which currently is limited to one-time programming applications. We are investing significant resources to develop this technology for multiple read-write applications; however, there can be no assurance that we will be successful in this development or that we will be able to achieve the yields, quality or capacity required for this technology to be cost competitive with new or other alternative memory technologies.
     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large companies that may have greater advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices have been common in the DRAM industry during periods of excess supply and have resulted in substantial losses in the DRAM industry. Our primary semiconductor competitors include Samsung, Toshiba, Hynix Semiconductor Inc., or Hynix, IM Flash Technologies, or IM Flash, and STMicroelectronics, or STMicro. Hynix and IM Flash are aggressively increasing NAND output and are expected to continue to produce significant NAND output in the future. In addition, current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND flash memory technology, which may reduce demand or accelerate price declines for NAND. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications. If the scaling of NAND slows down or alternative technologies prove more economical, the investments in our captive fabrication facilities could be impaired and our results of operations and financial condition will suffer. We also compete with flash memory card manufacturers and resellers. These companies purchase or have a captive supply of flash memory components and assemble memory cards. Our primary competitors currently include, among others, A-Data Technology Co., Ltd., Buffalo Technology, Inc., FUJIFILM Corporation, Hagiwara Sys-Con Co., Ltd., Hama Corporation, Inc., I/O Data Device, Inc., Kingmax Digital Inc., Kingston Technology Company, or Kingston, Eastman Kodak Company, Imation Corporation, or Imation, and its division Memorex Products, Inc., or Memorex, Matsushita Electric Industrial Co., Ltd. which owns the Panasonic brands, Micron Technology, Inc. and its subsidiary Lexar Media, Inc., or Lexar, Netac Technology Co., Ltd., PNY Technologies, Inc., or PNY, RITEK Corporation, Samsung, Sony Corporation, or Sony, Toshiba, Tradebrands International and Transcend Information, Inc.
     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers. For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD™ card, which have been a significant driver of our growth. In the digital audio market, we face competition from well established companies such as Apple Inc. and Microsoft Corporation. In the USB flash drive market, we face competition from a large number of competitors, including Imation, Kingston, Lexar, Memorex, PNY, Sony, Trek 2000 International Ltd. and Verbatim Corporation. In the market for solid state drives, we may face competition from large NAND flash producers such as Samsung and Intel Corporation, as well as from hard drive manufacturers, such as Seagate Technology, Hitachi, Ltd., and others, who have established relationships with computer manufacturers.
     Furthermore, many companies are pursuing new or alternative technologies or alternative forms of NAND, such as phase-change technology, charge-trap flash and millipedes/probes, which may compete with flash memory. For example, two of our competitors are developing charge-trap flash technology, which if successful and if we are unable to scale our technology on an equivalent basis, could provide an advantage to these competitors.

     These new or alternative technologies may enable products that are smaller size, higher capacity, lower cost, lower power consumption or have other advantages. If we cannot compete effectively, our results of operations and financial condition will suffer.
     We believe that our ability to compete successfully depends on a number of factors, including:
•	price, quality and on-time delivery to our customers;

•	product performance, availability and differentiation;

•	success in developing new applications and new market segments;

•	sufficient availability of supply, the absence of which could lead to loss of market share;

•	efficiency of production;

•	timing of new product announcements or introductions by us, our customers and our competitors;

•	the ability of our competitors to incorporate standards or develop formats which we do not offer;

•	the number and nature of our competitors in a given market;

•	successful protection of intellectual property rights; and

•	general market and economic conditions.
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
     We depend on third-party foundries for silicon supply and any disruption or shortage in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by the Flash Ventures with Toshiba and by Toshiba pursuant to our foundry agreement and to a lesser extent by Samsung and Hynix. Any disruption or shortage in supply of flash memory from our captive or non-captive sources would harm our operating results. We have commenced production at a second 300-millimeter NAND wafer fabrication facility, Fab 4, and continue to procure wafers from non-captive sources. The risks of supply disruption are magnified at Toshiba’s Yokkaichi, Japan operations, where the Flash Ventures are operated and Toshiba’s foundry capacity is located. Earthquakes and power outages have resulted in production line stoppage and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future. For example, in the first quarter of fiscal 2006, a brief power outage occurred at Fab 3, which resulted in a loss of wafers and significant costs associated with bringing the Fab back on line. In addition, the Yokkaichi location is often subject to earthquakes, which could result in production stoppage, a loss of wafers and the incurrence of significant costs. If the Fab 4 production ramp is delayed or not completed, or we fail to make timely investments in future capacity additions, or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results could be harmed.
     Currently, our controller wafers are manufactured by Tower Semiconductor Ltd., or Tower, United Microelectronics Corporation, Taiwan Semiconductor Manufacturing Company Ltd. and Semiconductor Manufacturing International Corporation. The Tower fabrication facility, from which we source controller wafers, is continuing to face financial challenges and is located in Israel, an area of political and military turmoil. Any disruption in the manufacturing operations of Tower or one of our other controller wafer vendors would result in delivery delays, adversely affect our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take three or more quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and our business, financial condition and operating results may suffer. Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.
     Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our ventures with Toshiba may result in periods of significant excess inventory. With the ramp to volume production at the Flash Partners’ 300-millimeter fab, Fab 3, in fiscal 2006, our captive memory supply increased substantially more than in either of the prior two years. Our obligation to purchase 50% of the supply from the Flash Ventures could harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, and significant excess, obsolete or lower of cost or market inventory write-downs, which would harm our gross margins and could result in the impairment of our investments in the Flash Ventures. For example, gross margins decreased to 33.0% and 28.7% for the three and nine months ended September 30, 2007, respectively, in part due to inventory charges due to excess supply. Any future excess supply could have a material adverse effect on our business, financial condition and results of operations.
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
     We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for much of our wafer testing, IC assembly, packaged testing, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty in meeting our requirements. If we are unable to increase the capacity of our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products. We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. We do not have exclusive relationships with any of our subcontractors, and therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products. We are not able to directly control product delivery schedules. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers. In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.
     We have commenced production at a captive assembly and test manufacturing facility in China. We have recently completed construction of a captive assembly and test manufacturing facility in the Zizhu Science-Based Park near Shanghai, China and commenced production at this facility in the third quarter of fiscal 2007. We expect to continue to depend on our third-party subcontractors for the majority of our test and assembly needs; however, any delays or interruptions in the production ramp or targeted yields at our captive facility could harm our results of operations and financial condition.
     In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as the 56-nanometer 8 and 16-gigabit MLC chip, which we began shipping in the first half of fiscal 2007, and to 43-nanometer technology, which is under development, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. There can be no assurance that this transition or future technology transitions will occur on schedule or at the yields or costs that we anticipate. If Flash Partners, or in the future, Flash Alliance, encounters difficulties in transitioning to new technologies, our cost per megabyte may not remain competitive with the costs achieved by other NAND flash memory producers. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.
     Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources such as the MLC products we procure from a third-party supplier, which are typically of less consistent quality than our captive components. In addition, in the third quarter of fiscal 2007, approximately 95% of our NAND memory purchases were from our captive ventures with Toshiba and if the wafers contain errors or defects, our overall supply could be adversely affected. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.
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
     We and Toshiba plan to continue to expand the wafer fabrication capacity of the Flash Alliance business venture, for which we will make substantial capital investments and incur substantial start-up costs, which could adversely impact our operating results. We and Toshiba commenced manufacturing within the Flash Alliance business venture, Fab 4, in September 2007, and together we intend to continue to make substantial investments in new capital assets to expand the wafer fabrication capacity of Fab 4 to 210,000 wafers per month. We expect to invest over $4 billion over the next several years for our share in equipping and expanding Fab 4. In addition, we have commenced discussions with Toshiba for a potential joint Fab 5 for late 2009 or 2010 production starts. Our significant investments in manufacturing capacity may require us to obtain and guarantee capital equipment leases and use available cash, which could otherwise be used for other corporate purposes. Moreover, each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs which will increase our expenses and reduce our gross margins. In addition, if we are ultimately unable to utilize our full share of the expanded output, we would be faced with excess inventory and potential impairment of our investments. Any excess inventory or investment impairment would negatively impact our gross margins, results of operations and financial condition.
     We have an investment of approximately $166 million in 200-millimeter wafer manufacturing assets that we expect will no longer be competitive beginning at some time during fiscal 2008. Through the FlashVision venture with Toshiba, we have an investment of approximately $166 million in 200-millimeter wafer manufacturing assets. We believe that in fiscal 2008, NAND produced on 200-millimeter wafers will no longer be cost effective for our products and, as a result, we expect to dispose of our 200-millimeter wafer manufacturing assets during fiscal 2008. When we determine that production is no longer cost effective, we expect to reach an agreement to dispose of our 200-millimeter manufacturing assets; however, there can be no assurance that we will reach such an agreement or that the terms of such an agreement, if reached, will be economically favorable to us. If we fail to reach an agreement, or reach an agreement on unfavorable terms, we would likely suffer an impairment of our investment in 200-millimeter wafer manufacturing assets and this would result in a charge to our financial statements.
     We have a contingent indemnification obligation and guarantee obligations related to the ventures with Toshiba. Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of September 30, 2007 were 4.0 billion Japanese yen, or approximately $34 million based upon the exchange rate at September 30, 2007. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs, subject to certain limitations and exclusions.

     From fiscal 2004 through September 30, 2007, Flash Partners entered into and drew down five equipment master lease facilities totaling approximately 275.0 billion Japanese yen, or approximately $2.4 billion based upon the exchange rate at September 30, 2007, of which 224.1 billion Japanese yen, or approximately $2.0 billion based upon the exchange rate at September 30, 2007, net of accumulated lease payments, was outstanding at September 30, 2007. As of September 30, 2007, our cumulative guarantee under these equipment leases, net of cumulative lease payments, was approximately 112.0 billion Japanese yen, or approximately $975 million based on the exchange rate at September 30, 2007. These leases contain numerous default clauses which, if triggered, could cause us to repay the amounts due under our guarantees. If our corporate rating is significantly downgraded by any rating agency, it may impair the ability of our ventures with Toshiba to obtain future equipment lease financings on terms consistent with current leases and would cause a default under certain current leases, either of which could harm our business and financial condition.
     We and Toshiba have also agreed to mutually contribute to, and indemnify each other, Flash Partners and Flash Alliance for environmental remediation costs or liability resulting from Flash Partners’ and Flash Alliance’s manufacturing operations in certain circumstances. In addition, we and Toshiba entered into a Patent Indemnification Agreement under which in certain cases we may share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for us against third-party claims that NAND flash memory products manufactured and sold by Flash Partners or Flash Alliance infringe third-party patents.
     None of the foregoing obligations are reflected as liabilities on our Condensed Consolidated Balance Sheets. If we have to perform our obligations under these agreements, our business will be harmed and our financial condition and results of operations will be adversely affected.
     Seasonality in our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. For example, sales have typically increased significantly in the fourth quarter of each year, sometimes followed by declines in the first quarter of the following year. This seasonality was particularly pronounced in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 during which we experienced a larger than average sequential increase in retail unit sales in the fourth quarter of fiscal 2006, followed by a larger than average sequential decrease in retail unit sales in the first quarter of fiscal 2007. We may experience the same seasonality between the fourth quarter of 2007 and the first quarter of 2008. This seasonality may become even more pronounced if we increase the mix of our sales coming from consumer products such as our Sansa digital audio players. This seasonality makes it more difficult for us to forecast our business. If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations. This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons.
     From time-to-time, we overestimate our requirements and build excess inventory, or underestimate our requirements and have a shortage of supply, both of which harm our financial results. The majority of our products are sold into consumer markets, which are difficult to accurately forecast. Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products. We have in the past significantly over-forecasted or under-forecasted actual demand for our products. The failure to accurately forecast demand for our products will result in lost sales or excess inventory both of which will have an adverse effect on our business, financial condition and results of operations. In addition, at times inventory may increase in anticipation of increased demand or as captive wafer capacity ramps. If demand does not materialize, we may be forced to write-down excess inventory which may harm our financial condition and results of operations.
     Under conditions of tight flash memory supply, we may be unable to adequately increase our production volumes or secure sufficient supply in order to maintain our market share. If we are unable to maintain market share, our results of operations and financial condition could be harmed. Conversely, during periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices and we may be forced to write-down inventory, which is in excess of forecasted demand or must be sold below cost. If we lose market share due to price competition or we must write-down inventory, our results of operations and financial condition could be harmed.

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
     Our global operations and operations at the Flash Ventures and third-party subcontractors are subject to risks for which we may not be adequately insured. Our global operations are subject to many risks including errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities and fires or natural disasters. No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of coverage of, our insurance policies. From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, have been unavailable. We cannot assure you that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. We maintain limited insurance coverage and in some cases no coverage for natural disasters and sudden and accidental environmental damages as this type of insurance is sometimes not available or available only at a prohibitive cost. Accordingly, we may be subject to an uninsured or under-insured loss in such situations. We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for the Flash Ventures. If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also put the Flash Ventures in breach of various financing covenants. In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result we may not be adequately insured.
     We are exposed to foreign currency risks. Our purchases of NAND flash memory from the Toshiba ventures and our investments in, and other transactions related to, those ventures are denominated in Japanese yen. However, our sales are primarily denominated in U.S. dollars or other foreign currencies. Additionally, we expect over time to increase the percentage of our sales denominated in currencies other than the U.S. dollar. This exposes us to significant risk from foreign currency fluctuations. Management of these foreign exchange exposures and the foreign currency forward contracts used to mitigate these exposures is complex and if we do not successfully manage our foreign exchange exposures, our business, results of operations and financial condition could be harmed.
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
     There are both flash memory producers and flash memory card manufacturers who we believe may require a license from us. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable. If we do not prevail in the defense of patent infringement claims, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of specific processes or obtain licenses to the infringing technology.
     On October 24, 2007, we initiated two patent infringement actions in the United States District Court for the Western District of Wisconsin and one action in the United States International Trade Commission against 25 companies that manufacture, sell and import USB flash drives, CompactFlash cards, multimedia cards, MP3/media players and/or other removable flash storage products. There can be no assurance that we will be successful in this litigation or that we will not face counterclaims of the nature described above.
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
     We and other companies have been sued in the United States District Court of the Northern District of California in purported consumer class actions alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of state and federal laws. The lawsuits purport to be on behalf of classes of purchasers of flash memory. The lawsuits seek restitution, injunction and damages, including treble damages, in an unspecified amount.
     In addition, in September 2007, we and Dr. Eli Harari, our founder, chairman and chief executive officer, received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice investigation into possible antitrust violations in the NAND flash memory industry. We also received a notice from the Canadian Competition Bureau that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that we preserve any records relevant to such investigation. We intend to cooperate in these investigations. We are unable to predict the outcome of these lawsuits and investigations. The cost of discovery and defense in these actions as well as the final resolution of these alleged violations of antitrust laws could result in significant liability and may harm our business, financial condition and results of operations. For additional information concerning these proceedings, see Part 2, Item 1, “Legal Proceedings.”
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
     Because of our international business and operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability, currency fluctuations and other risks related to international operations. Currently, a large portion of our revenues is derived from our international operations, and all of our products are produced overseas in China, Israel, Japan, South Korea and Taiwan. We are, therefore, affected by the political, economic, labor, environmental, public health and military conditions in these countries.
     For example, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights. This results, among other things, in the prevalence of counterfeit goods in China. The enforcement of existing and future laws and contracts remains uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our intellectual property protection. Although we engage in efforts to prevent counterfeit products from entering the market, those efforts may not be successful. Our results of operations and financial condition could be harmed by the sale of counterfeit products.
     Our international business activities could also be limited or disrupted by any of the following factors:
•	the need to comply with foreign government regulation;

•	changes in diplomatic and trade relationships;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	changes in, or the particular application of, government regulations;

•	duties and/or fees related to customs entries for our products, which are all manufactured offshore;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	adverse tax rules and regulations;

•	weak protection of our intellectual property rights; and

•	delays in product shipments due to local customs restrictions.
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
     As of September 30, 2007, we have recognized cumulative losses of approximately $55.4 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares. We are subject to certain restrictions on the transfer of our approximately 14.9 million Tower ordinary shares including certain rights of first refusal, and through January 2008, have agreed to maintain minimum shareholdings. It is possible that we will record further write-downs of our investment, which was carried on our condensed consolidated balance sheet at $26.7 million at September 30, 2007, which would harm our results of operations and financial condition.
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
     We may engage in business combinations that are dilutive to existing stockholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, collaborations, capital investments and the purchase, licensing or sale of assets. If we issue equity securities in connection with an acquisition, the issuance may be dilutive to our existing stockholders. Alternatively, acquisitions made entirely or partially for cash would reduce our cash reserves.
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
     Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that such products will be successful after the closing, will not cannibalize sales of our existing products, that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such company. Failed business combinations, or the efforts to create a business combination, can also result in litigation.
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
     Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our operations. Our operations, including those of our suppliers and subcontractors, are concentrated in Milpitas, California; Yokkaichi, Japan; Hsinchu and Taichung, Taiwan; and Dongguan, Shanghai and Shenzen, China. In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics, such as avian flu. If a natural disaster or epidemic were to occur in one or more of these areas, our operations could be significantly impaired and our business may be harmed. This is magnified by the fact that we do not have insurance for most natural disasters, including earthquakes. This could harm our business and results of operations.
     To manage our growth, we may need to improve our systems, controls, processes and procedures. We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. Our business and number of employees have increased significantly over the last several years. We must continually enhance our operational, accounting and financial systems to accommodate the growth and increasing complexity of our business. For example, we have recently decided to replace our ERP system. This project will require significant investment, the re-engineering of many processes used to run our business, and the attention of many employees and managers who would otherwise be focused on other aspects of our business. The design and implementation of the new ERP system could also take longer than anticipated and put further strain on our ability to run our business on the older, existing ERP system. Any design flaws or delays in the new ERP system or any distraction of our workforce from competing business requirements could harm our business or results of operations. We must also continue to enhance our controls and procedures and workforce training. If we do not manage our growth effectively or adapt our systems, processes and procedures to our growing business and organization, our business and results of operations could be harmed.

     We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding ventures with Toshiba or other third parties, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in ventures with third parties for at least the next twelve months; however, we may in the future raise additional funds, including funds to meet our obligations with respect to Flash Partners and Flash Alliance, or with respect to a potential future Fab 5, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time-to-time, we may decide to raise additional funds through public or private debt, equity or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, fulfill our obligations to Flash Partners and Flash Alliance, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.
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
     Changes in securities laws and regulations have increased our costs; further, in the event we are unable to satisfy regulatory requirements relating to internal control, or if our internal controls over financial reporting are not effective, our business could suffer. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs, and has made some activities more difficult, such as approving new or amendments to our option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of Sarbanes-Oxley regarding internal control over financial reporting. In fiscal 2007, we have continued to incur additional costs integrating msystems into our internal control systems and procedures. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.
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
     The FASB issued a proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The proposed accounting method for net share settled convertible securities would be to bifurcate and account for the net settled convertible securities as if they were a separate debt and equity security. If the final FSP is issued as currently drafted, it will be effective for the fiscal years beginning after December 15, 2007 and would require us to apply the accounting method retrospectively to all periods presented. While the proposed FSP has not yet been finalized by the FASB, our initial estimate based upon the current interpretations by the FASB, is that we would be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Notes due 2013, including approximately $50 million to $55 million in fiscal 2008. However, these amounts are subject to material changes based upon finalization of the proposed FSP. These impacts could adversely affect our financial results, the trading price of our common stock and negatively impact the trading price of the notes.
     We have significant financial obligations related to our ventures with Toshiba, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013 and our 1% Convertible Notes due 2035. We have entered into agreements to guarantee, indemnify or provide financial support with respect to lease and certain other obligations of our ventures with Toshiba in which we have a 49.9% ownership interest. In addition, we may enter into future agreements to increase manufacturing capacity, including the further expansion of Fab 3 and the start-up and expansion of Fab 4. As of September 30, 2007, we had indemnification and guarantee obligations for these ventures of approximately $1.0 billion. As of September 30, 2007, we had unfunded commitments of approximately $1.7 billion to fund our various obligations under the Flash Partners and Flash Alliance ventures with Toshiba. Due to these and our other commitments, we may not have sufficient funds to make payments under or repurchase the notes.
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
     There are numerous risks associated with our acquisition of msystems Ltd. Achieving the expected benefits of the acquisition will depend on the timely and efficient integration of our and msystems’ technology, product lines, operations, business culture and personnel. This is particularly challenging due to the fact that the majority of the former msystems’ operations are in Israel and we are headquartered in California. If we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the merger. The challenges involved in this integration include, among others:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Repurchases of Equity Securities. The table below summarizes information about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2007.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	per Share (2)	Programs (1)	Plans or Programs
July 2, 2007 to July 29, 2007	—	—	—	237,596,251
July 30, 2007 to August 26, 2007	—	—	—	237,596,251
August 27, 2007 to September 30, 2007	735,342	47.60	735,342	202,596,251

Total	735,342	$47.60	735,342	$202,596,251

(1)	In December 2006, the Company announced its intention to repurchase up to $300 million of its common stock in the open market over the two years following the date of authorization.

(2)	Represents the weighted average price paid per share without commissions.
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
Dated: November 8, 2007
	By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 20, 2005, by and among the Registrant, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(1)

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among the Registrant, Project Desert, Ltd. and msystems Ltd.(2)

3.1	Restated Certificate of Incorporation of the Registrant.(3)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(5)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(6)

3.5	Amended and Restated Bylaws of the Registrant, as amended to date.(7)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 14, 1997.(8)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(9)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.(3), (4), (5), (6)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)

4.3	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.(10)

10.1	Form of Second Amendment to Change of Control Agreement for those officers of the Registrant who are party to such Agreement.(11)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 1, 2006.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(5)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2007.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

(9)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(10)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A/A dated November 8, 2006.

(11)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended July 1, 2007.