Form 10-K
period 2007-12-30
SANDISK CORP
filed 2008-02-25
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0000-26734
SANDISK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0191793
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
601 McCarthy Blvd. Milpitas, California	95035 (Zip Code)
(Address of principal executive offices)

(408) 801-1000
(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value; Rights to Purchase Series A Junior Participating Preferred Stock	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,674,024,078 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008

Common Stock, $0.001 par value per share	224,260,481 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Stockholders for the Fiscal Year Ended December 30, 2007 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2008 (Proxy Statement)	Part III

SANDISK CORPORATION

PART I

ITEM 1.	BUSINESS

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those discussed in “Risk Factors” in Item 1A of this report, and elsewhere in this report. Our business, financial condition or results of operations could be materially adversely affected by any of these factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “SanDisk®,” “we,” “our,” and “us,” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries. All references to years or annual periods are references to our fiscal years, which consisted of 52 weeks in 2007, 2006 and 2005.

Overview

Who We Are.  SanDisk Corporation, a S&P 500 company, is the inventor of and worldwide leader in NAND-based flash storage cards. Flash storage technology allows data to be stored using limited power in a durable, compact format that retains the data after the power has been turned off. Our mission is to provide simple, reliable and affordable storage for consumer use in portable devices. We sell SanDisk branded products for consumer electronics through broad global retail and original equipment manufacturer, or OEM, distribution channels.

We design, develop and manufacture products and solutions in a variety of form factors using our flash memory, controller and firmware technologies. We source the vast majority of our flash memory supply through our significant flash venture relationships with Toshiba Corporation, or Toshiba, which provide us with leading edge low-cost memory wafers. Our cards are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers. We also produce Universal Serial Bus, or USB, drives, MP3 players and other flash storage products that are embedded in a variety of systems for the enterprise, industrial, military and other markets.

Our Strategy.  Our strategy is to be an industry-leading low cost supplier of flash storage solutions and to develop large scale high-growth markets for flash storage products. We maintain our technology leadership by investing in flash memory fabrication capacity and advanced technologies in order to produce leading-edge, low cost flash memory for use in end-products that we design. We are a one-stop-shop for our retail and OEM customers, selling all major flash storage card formats for our target markets in high volumes.

Our revenues are driven by the sale of our products and the licensing of our intellectual property. We believe the market for flash storage is price elastic. From fiscal years 2006 to 2007, we increased the number of megabytes sold by 190% in large measure due to a decrease of 60% in our average selling price per megabyte over the same period. This price decline is largely enabled by rapid technology innovation which significantly reduces our cost per megabyte. Our management team believes that more applications for flash storage will be created through the continued increase in the number of megabytes a consumer can purchase at a given price point. Price declines that drove increased volume resulted, in part, in an increase in our product revenues from $2.9 billion in fiscal year 2006 to $3.4 billion in fiscal year 2007. In addition, our license revenue increased from $331 million in fiscal year 2006 to $450 million in fiscal year 2007 as a result of continued adoption of flash technologies and increased sales by our licensees.

We enable new markets for NAND flash memory through a variety of embedded and removable card form factors, and we are founders or co-founders of most major form factors of flash storage cards in the market today. We pioneered the Secure Digital, or SDtm, card, together with a subsidiary of Toshiba and Matsushita Electric Industries, Ltd., or Matsushita, which owns the Panasonic brand. The SD card is currently the most popular form factor of flash storage cards used in digital cameras. Subsequent to pioneering the SD card, we worked with mobile network operators and handset manufacturers to develop the miniSDtm card and microSDtm card to satisfy the need for even smaller form factor memory cards. The microSD card has become the leading card format for mobile phones. With Sony Corporation, or Sony, we co-own the Memory Stick PROtm format and co-developed the SxS memory card specification for high capacity, high speed file transfer in professional camcorders. We also worked with Canon, Inc. to co-found the CompactFlash®, or CF, standard. Through our internal development and technology obtained through acquisitions, we also hold key intellectual property for USB drives. We plan to continue to work with leading mobile communications and digital consumer device companies to discover new markets for flash storage products.

Our team has a deep understanding of flash memory technology and we develop and own leading-edge technology and patents for the design, manufacture and operation of flash memory and data storage cards. One of the key technologies that we have patented and successfully commercialized is multi-level cell technology, or MLC, which allows a flash memory cell to be programmed to store two or more bits of data in approximately the same area of silicon that is typically required to store one bit of data. We have an extensive patent portfolio that has been licensed by several leading semiconductor companies. Our cumulative license and royalty revenues over the last three fiscal years were more than $1.02 billion.

We continue to invest with Toshiba in high volume, state-of-the-art flash manufacturing facilities in Japan. Our commitment takes the form of capital investments and loans to the flash ventures with Toshiba, credit enhancements of these ventures’ leases of semiconductor manufacturing equipment, commitments, on a take-or-pay basis, to purchase 50% of the output of these flash ventures with Toshiba at manufacturing cost plus a mark-up and sharing in the cost of SanDisk-Toshiba joint research and development activities related to flash memory. We supplement our sourcing of flash memory from the flash ventures with Toshiba with purchases of memory on favorable terms primarily from Samsung Electronics Co., Ltd., or Samsung, and Toshiba. Additionally, we design in-house and fabricate at third-party foundries the controllers that interface between flash memory and digital consumer devices. Our flash memory products are assembled in our in-house assembly and test facility in Shanghai, China, and through our network of contract manufacturers.

We sell our products globally to retail and OEM customers. We continue to expand our retail customer base to new geographic regions as well as to new outlets such as mobile storefronts, supermarkets and drug stores. In North America, we sell our products principally through retailers such as Best Buy Co., Inc., or Best Buy, Circuit City Stores, Inc., Costco Wholesale Corporation and Wal-Mart Stores, Inc. In Europe and Asia, some of our key customers include Duttenhofer GmbH & Co. KG, Hama GmbH & Co. KG, Nokia Corporation, Sony Ericsson Mobile Communications AB, Twinmos Technologies Inc. and Zenitron Corporation. There are now more than 222,000 worldwide retail storefronts offering SanDisk products. We also sell directly and through distributors to OEM customers, which include mobile phone and digital camera manufacturers, that include our products with their products when sold to end users. This strategy allows us to leverage the market position, geographic footprint and brand strength of our customers to achieve broad market penetration for our products.

Additional Information.  We were incorporated in Delaware in June 1988 under the name SunDisk Corporation and changed our name to SanDisk Corporation in August 1995. We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements and all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act (1) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, (2) are available at the SEC’s internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our website address is www.sandisk.com. Information on our website is not incorporated by reference nor otherwise included in this report. Our principal executive offices are located at 601 McCarthy Blvd., Milpitas, CA 95035 and our telephone number is (408) 801-1000. SanDisk is a trademark of SanDisk Corporation, and is registered in the United States, or U.S., and other countries. Other brand names mentioned herein are for identification purposes only and may be the trademarks of their respective holder(s).

Description of Our Business

Industry Background.  We operate in the digital electronics industry, which encompasses traditional personal computers, or PCs, consumer electronics, communications and industrial products. Our products use flash memory to store digital information for devices such as mobile phones, digital cameras, digital video camcorders, gaming devices, portable digital audio/video players, PCs, blade servers and global positioning system, or GPS, devices. These applications require storage that is small in form factor, portable and removable, highly reliable, high capacity, low in power consumption, and capable of withstanding high levels of shock vibration and temperature fluctuations.

The flash memory market is primarily comprised of NOR and NAND technologies. NOR is traditionally used for code storage and is characterized by fast read speeds. NOR generally costs more per megabyte and has lower storage capacities than NAND. NAND flash memory is traditionally used for embedded and removable data storage and is characterized by fast write speeds and high capacities. We internally develop flash memory technologies, produce the flash memory primarily through the flash ventures with Toshiba and utilize this production output in products that we design and sell to our various end markets.

Our Primary Markets.  We currently focus on four primary markets:

•	Consumer. We make and sell flash storage products that address multiple consumer markets. Certain flash storage cards are used as the film for all major brands of digital cameras. Our cards are also used to store video in solid-state digital camcorders and to store digital data in many other devices, such as maps in GPS devices. In addition, portable game devices now include advanced features that require high capacity memory storage cards and we provide SD cards, Memory Stick PRO Duotm cards and Cruzer® CrossFiretm line of USB drives that are all specifically packaged for the gaming market. Primary card formats for consumer devices include CF, SD, Memory Stick® and xD-Picture Cardtm.

•	Mobile Phones. We provide embedded, semi-removable and removable storage for mobile phones. We are a leading supplier of microSD, SD and the Memory Stick product line of removable storage cards used in mobile phones. Multimedia features in mobile phones, such as camera functionality, audio/MP3, games, video or internet access, have been increasing in popularity. These features require additional storage capacity in the mobile phone and transferability of data between devices.

•	Digital Audio and Video Players. Digital media players allow consumers to download, store and play music and video. We sell a broad line of digital media players with both embedded and removable memory under our Sansa® brand with varying combinations of audio and video capabilities.

•	Computing. We provide multiple flash storage devices and solutions for a variety of computing, industrial and enterprise markets. USB flash drives allow consumers to store computer files on keychain-sized devices and then quickly and easily transfer these files between laptops, desktops and other devices. USB flash drives are fast, easy to use, have replaced floppy disks and other types of external storage media, and are evolving into intelligent storage devices. In addition, we sell solid state drives that are flash-based storage devices with capacities currently up to 72 gigabytes. We believe solid state drives will become a major market for flash memory over the next several years as the solid state drives increasingly replace hard disk drives in personal computer and enterprise server products.

Our Sales Channels.  Our products are delivered to end-users through more than 222,000 worldwide retail storefronts and also by bundling data storage cards with host products or by embedding our data storage products in host devices sold by our OEM customers.

Our sales are made through the following channels:

•	Retail. We ship SanDisk brand products directly to consumer electronics stores, office superstores, photo retailers, mobile phone stores, mass merchants, catalog and mail order companies, internet and e-commerce retailers, drug stores, supermarkets and convenience stores. We also sell our products to smaller or regional retailers through distributors.

We have a separate distribution network focused on the mobile phone market. Our distributors provide us access to mobile network operator branded storefronts as well as other retailers with significant mobile communications offerings.

We support our retail sales channels with both direct sales representatives and independent manufacturers’ representatives. We have organized our sales activities into four regional territories: Americas, Europe, Middle East and Africa, or EMEA, Asia Pacific, or APAC, and Japan.

•	OEM. Our OEM customers include manufacturers of mobile phones, digital cameras, PCs, GPS and other digital consumer devices, such as personal computers and gaming devices. Our products are sold directly to OEMs and through distributors. We support our OEM customers through our direct sales representatives as well as through independent manufacturers’ representatives.

As of the end of fiscal years 2007 and 2006, our backlog was $224 million and $177 million, respectively. Due to industry practice that allows customers to change or cancel orders with limited advance notice prior to shipment, we do not believe that backlog, as of any particular date, is indicative of future sales.

Our revenues are seasonally higher in our fourth quarter due to the holiday buying season. Our first and third quarters have sometimes been seasonally lower than the preceding quarters.

Our Customers.  In fiscal years 2007, 2006 and 2005, revenues from our top 10 customers and licensees accounted for approximately 46%, 52% and 50% of our total revenues, respectively. In fiscal years 2007 and 2006, no single customer or licensee accounted for greater than 10% of our total revenues. In fiscal year 2005, Best Buy accounted for 11% of our total revenues. The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve. Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.

Our Products.  Our products are sold under the SanDisk brand in a wide variety of form factors and include the following:

•	Removable Cards. Our removable data storage solutions are available in almost every major form factor in our primary markets. For example, our CompactFlash removable cards, available in capacities up to 16 gigabytes, are well-suited for a range of consumer applications, including digital cameras. Our professional products include the SanDisk Ultra® and SanDisk Extreme® product lines which are designed with additional performance and reliability. Our ultra-small microSD removable cards, available in capacities up to 8 gigabytes, are designed for use in mobile phones.

•	USB Drives. Our Cruzer® line of USB drives, available in capacities up to 8 gigabytes, are highly-reliable and high-performance devices. USB Flash Drives, or UFDs, are used in the computing and consumer markets. A number of our Cruzers ship with U3tm Smart Technology, which gives the user the ability to carry files and application software on a secure USB drive. Also, our Cruzer Crossfire UFDs are specially designed to make the console or PC gaming experience portable. Our Professional and Enterprise line of UFDs are geared towards the corporate user and are specifically designed to support secure and authorized access to corporate information.

•	Embedded. Our embedded products are a set of reliable, high-capacity, high performance and cost-effective embedded flash memory drive solutions for both data and code storage. Our iNANDtm embedded flash product line, with capacities up to 16 gigabytes, are designed to respond to the increasing demand for embedded storage for mobile phones and other portable devices. We also offer high-capacity solid-state drives targeted for the personal computing and network server markets in capacities up to 72 gigabytes.

•	Digital Media Players. Sansa is our branded line of flash-based digital media players for the digital audio and video player market. Many of our Sansa models offer a removable card slot for easy transportability of music between devices and storage capacity expansion. Features within our Sansa line of products include FM radio, voice recording and support for a variety of audio and video music download and subscription services. Sansa media players are available in capacities up to 32 gigabytes.

Technology.  Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance, cost-effective flash memory storage products in small form factors to address a variety of emerging markets. We have been actively involved in all aspects of this development, including flash memory process development, module integration, chip design, controller development and system-level integration, to help ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms. We intend to start limited production on 3-bits/cell technology, or X3, in fiscal year 2008 and we are also investing in the development of 4-bits/cell, or X4, storage technologies. In addition, we are investing in the development of three-dimensional, or 3D, memory architecture with multiple read-write capabilities. We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of these standards through interoperability and ease-of-use. We believe our core technical competencies are in:

•	high-density flash memory process, module integration, device design and reliability;

•	securing data on a flash memory device;

•	controller design;

•	system-level integration;

•	compact packaging; and

•	low-cost system testing.

To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we developed new capabilities in flash memory chip design and created intelligent controllers. We also developed an architecture that can leverage advances in process technology designed for scaleable, high-yielding, cost-effective and highly reliable manufacturing processes. We design our products to be compatible with industry-standard interfaces used in standard operating systems for personal computers, mobile phones, gaming devices, digital media players and other consumer and industrial products.

Our patented intelligent controller technology, with its advanced defect management system, permits our flash storage card products to achieve a high level of reliability and longevity. Each one of our flash devices contains millions of flash memory cells. For example, our 4 gigabyte cards may contain as many as 35 billion storage cells. A failure in any one of these cells can result in loss of data such as picture files, and this can occur several years into the life of a flash storage card. The controller chip inside our cards is designed to detect such defects and recover data under most standard conditions.

Patents and Licenses.  We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. See Item 1A, “Risk Factors.”

As of the end of fiscal year 2007, we owned, or had rights to, more than 860 United States patents and more than 550 foreign patents. We had more than 1,440 patent applications pending in the United States, and had foreign counterparts pending on many of the applications in multiple jurisdictions. We continually seek additional international and United States patents on our technology.

We have various patent licenses with several companies including, among others, Hynix Semiconductor, Inc., or Hynix, Intel Corporation, or Intel, Lexar Media, Inc., or Lexar, a subsidiary of Micron Technology, Inc., or Micron, Matsushita, Renesas Technology Corporation, or Renesas, Samsung, Sharp Electronics KK, or Sharp, Sony and Toshiba. From time-to-time, we have also entered into discussions with other companies regarding potential license agreements for our patents.

Trade secrets and other confidential information are also important to our business. We protect our trade secrets through confidentiality and invention assignment agreements.

Supply Chain.  Our supply chain is an important competitive advantage.

•	Silicon Sourcing. All of our flash memory card products require silicon chips for the memory and controller components. The majority of our memory is supplied from the flash ventures with Toshiba and our

Toshiba foundry relationship. This represents captive memory supply, and we are obligated to take the output from the flash ventures with Toshiba. See “Ventures with Toshiba.” We also purchase non-captive NAND memory supply primarily from Samsung and Hynix, and source our 3D one-time programmable, or OTP, memory on a foundry basis at Taiwan Semiconductor Manufacturing Corporation, or TSMC. We are guaranteed a certain amount of the total output from Samsung and Hynix, but we are not obligated to use the guaranteed supply until we give them an order for future purchases. Our controller wafers are currently supplied by Semiconductor Manufacturing International Corporation, or SMIC, TSMC, Tower Semiconductor Ltd., or Tower, and United Microelectronics Corporation, or UMC. We have a foundry agreement with Tower on a purchase order basis. See Item 1A, “Risk Factors.”

•	Assembly and Testing. We sort and test our wafers at Toshiba in Yokkaichi, Japan, and Ardentec Corporation in Taiwan. Our flash memory products are assembled in both our in-house assembly and test facility in Shanghai, China, and through our network of contract manufacturers, including StatsChipPAC Ltd., or StatsChipPAC, in China, and Silicon Precision Industries Co., Ltd., or SPIL, in Taiwan. Our packaged memory final test, card assembly and card test is performed at our in-house facility and at subcontractors such as SPIL and United Test and Assembly Center, in Taiwan, and Beautiful Enterprise Co., Ltd., Flextronics International, Ltd., or Flextronics, Global Brands Manufacturing Ltd. and StatsChipPAC, in China. We believe the use of our in-house assembly and test facility as well as subcontractors reduces the cost of our operations and gives us access to increased production capacity.

Ventures with Toshiba

We and Toshiba have entered into several business ventures. In May 2000, we formed FlashVision Ltd., or FlashVision, which produces 200-millimeter NAND flash memory wafers. In September 2004, we and Toshiba formed Flash Partners Ltd., or Flash Partners, or Fab 3, which produces 300-millimeter NAND flash wafers and ramped to a full production capacity of approximately 150,000 wafers per month during fiscal year 2007. In July 2006, we and Toshiba formed Flash Alliance Ltd., or Flash Alliance, or Fab 4, a new 300-millimeter wafer fabrication facility which began initial production in the third quarter of fiscal year 2007 and is expected to expand to approximately 110,000 wafers per month by mid-fiscal year 2008. Full capacity is expected to reach approximately 210,000 wafers per month, with the timeframe to reach this capacity to be mutually agreed upon by the parties. We are in preliminary discussions with Toshiba regarding the potential wind-down of the 200-millimeter FlashVision venture. We and Toshiba have also signed a non-binding memorandum of understanding to form a new memory wafer fab in Japan. See Note 19 “Subsequent Events” to our consolidated financial statements included in Item 8 of this report.

With the FlashVision, Flash Partners and Flash Alliance ventures located at Toshiba’s Yokkaichi Japan operations, we and Toshiba collaborate in the development and manufacture of NAND flash memory products using the semiconductor manufacturing equipment owned or leased by each venture entity. We hold a 49.9% ownership position in each of the current Toshiba and SanDisk venture entities. Each venture entity purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up. We are committed to purchase, and entitled to, half of each venture’s NAND wafer supply and are committed to fund 49.9% of each venture’s costs to the extent that the venture’s revenues from wafer sales to us and Toshiba are insufficient to cover these costs. The investments in each venture entity are shared equally between us and Toshiba. In addition, we purchase wafers from Toshiba on a foundry basis.

Competition

We face competition from numerous semiconductor manufacturers and manufacturers and resellers of flash memory cards, USB drives, digital audio players and other consumer electronic devices. We also face competition from manufacturers of hard disk drives and from new technologies. See Item 1A, “Risk Factors.”

Key Competitive Advantages.  Our key competitive advantages are:

•	we have a tradition of innovation and standards creation which enables us to grow the overall market for flash memory;

•	our intellectual property ownership, in particular our patent claims and MLC manufacturing know-how, provides us certain cost advantages;

•	our flash ventures with Toshiba provide us with a favorable cost structure;

•	we market and sell a broader range of card formats than any of our competitors, which gives us an advantage in obtaining strong retail and OEM distribution;

•	we have global retail distribution of our products through over 222,000 worldwide retail storefronts; and

•	we have worldwide leading market share in removable flash cards and USB flash drives.

Semiconductor Manufacturers.  Our primary semiconductor competitors currently include Hynix, IM Flash Technologies LLC, or IM Flash (a company formed by Micron and Intel), Micron, Samsung, STMicroelectronics N.V., or STMicro, and Toshiba.

Flash Memory Card and USB Drive Manufacturers.  Our primary card and USB drive competitors currently include, among others, A-Data Technology Co., Ltd., or A-Data, Buffalo Technology, Inc., or Buffalo, Chips and More GmbH, or CN Memory, Dane-Elec Memory, or Dane-Elec, Elecom Co., Ltd., or Elecom, FUJIFILM Corporation, or FUJI, Hagiwara Sys-Com Co., Ltd., or Hagiwara, Hama Corporation, Inc., or Hama, Imation Corporation, or Imation, and its division Memorex Products, Inc., or Memorex, I/O Data Device, Inc., or I/O Data, Kingmax, Inc., or KingMax, Kingston Technology Company, Inc., or Kingston, Eastman Kodak Company, or Kodak, Lexar Media, Inc., or Lexar, Matsushita Electric Industrial Co., Ltd. which owns the Panasonic brands, or Panasonic, Netac Technology Co., or Netac, PNY Technologies, Inc., or PNY, RITEK Corporation, or RITEK, Samsung, Sony, Toshiba, Tradebrands International, or Tradebrands, Transcend Information, Inc., or Transcend, and Verbatim Corporation, or Verbatim.

Digital Audio/Video Player Manufacturers.  Our digital audio/video players face strong competition from products offered by other companies, including Apple Inc., or Apple, ARCHOS Technology, or ARCHOS, Creative Technologies, Ltd., or Creative, Microsoft Corporation, or Microsoft, Samsung and Sony.

Other Technologies.  Other technologies compete with our product offerings and many companies are attempting to develop memory cells that use different designs and materials in order to reduce memory costs. These potential competitive technologies include phase-change technology, charge-trap flash and millipedes/probes.

Employees

As of December 30, 2007, we had 3,172 full-time employees, including 1,255 in research and development, 506 in sales and marketing, 470 in general and administration, and 941 in operations. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that our employee relations are satisfactory.

Executive Officers

Our executive officers, who are elected by and serve at the discretion of our board of directors, are as follows (all ages are as of February 15, 2008):

Name	Age	Position

Eli Harari	62	Chairman of the Board and Chief Executive Officer
Sanjay Mehrotra	49	President and Chief Operating Officer
Judy Bruner	49	Executive Vice President, Administration and Chief Financial Officer
Randhir Thakur	45	Executive Vice President, Technology and Worldwide Operations
Yoram Cedar	55	Executive Vice President, Mobile Business Unit and Corporate Engineering

Dr. Eli Harari, the founder of SanDisk, has served as Chief Executive Officer and as a director of SanDisk since June 1988. He was appointed Chairman of the Board in June 2006. Dr. Harari also served as President from June 1988 to June 2006. Dr. Harari founded Waferscale Integration, Inc., a privately held semiconductor company, in 1983 and was its President and Chief Executive Officer from 1983 to 1986, and Chairman and Chief Technical Officer from 1986 to 1988. From 1973 to 1983, Dr. Harari held various management positions with Honeywell Inc., Intel Corporation and Hughes Microelectronics Ltd. Dr. Harari holds a Ph.D. in Solid State Sciences from Princeton University and has more than 100 patents issued in the field of non-volatile memories and storage systems. Dr. Harari is a board member of Tower.

Sanjay Mehrotra co-founded SanDisk in 1988 and has been our President since June 2006. He continues to serve as our Chief Operating Officer, a position he has held since 2001, and he has previously served as our Executive Vice President, Vice President of Engineering, Vice President of Product Development, and Director of Memory Design and Product Engineering. Mr. Mehrotra has more than 25 years of experience in the non-volatile semiconductor memory industry including engineering and engineering management positions at Intel Corporation, Seeq Technology, Integrated Device Technology and Atmel Corporation. Mr. Mehrotra earned B.S. and M.S. degrees in Electrical Engineering and Computer Sciences from the University of California, Berkeley. He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems.

Judy Bruner has been our Chief Financial Officer and Executive Vice President Administration since June 2004. She served as a member of our board of directors from July 2002 to July 2004. Ms. Bruner has over 25 years of financial management experience, including serving as Senior Vice President and Chief Financial Officer of Palm, Inc., a provider of handheld computing and communications solutions, from September 1999 until June 2004. Prior to Palm, Inc., Ms. Bruner held financial management positions with 3Com Corporation, Ridge Computers and Hewlett-Packard Company. Ms. Bruner also serves on the board of directors of Vermillion, Inc. Ms. Bruner holds a B.A. degree in Economics from the University of California, Los Angeles and an M.B.A. degree from Santa Clara University.

Dr. Randhir Thakur has been our Executive Vice President, Technology and Worldwide Operations since September 2005. Prior to joining us, Dr. Thakur was group Vice President and General Manager of the Front End Products Group at Applied Materials, Inc. He joined Applied Materials in 2000 as Chief Technical Officer of the Transistor and Capacitor Products Business Group. Previously, from 1997 to 2000, Dr. Thakur was Vice President of Research and Development at AG Associates and Chief Technology Officer and General Manager at Steag Electronic Systems after its acquisition of AG Associates. He also held various technical and management positions at Micron Technology from 1991 to 1997. Dr. Thakur has extensive experience in semiconductor manufacturing, holds more than 250 patents and has published more than 200 technical publications. Dr. Thakur received his B.S. degree (honors) in Electronics and Telecommunications Engineering from the Regional Engineering College, Kurukshetra, India, and an M.S. degree in Electrical Engineering from the University of Saskatchewan, Canada. Dr. Thakur received his Ph.D. in Electrical Engineering from the University of Oklahoma.

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

Our operating results may fluctuate significantly, which may adversely affect our financial condition and our stock price.  Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others:

•	average selling prices, net of promotions, declining at a faster rate than cost reductions for our products due to industry or SanDisk excess supply and competitive pricing pressures;

•	reduction in price elasticity of demand related to pricing changes for some of our markets and products;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations, which may also lead to increased patent litigation costs;

•	unexpected difficulties in developing, or inability to develop, X3, X4, 3D, or other advanced, alternative technologies or difficulty in bringing advanced technologies into volume production at cost competitive levels;

•	increased purchases of non-captive flash memory, which typically costs more than captive flash memory and may be of less consistent quality;

•	insufficient assembly and test capacity from our contract manufacturers or our Shanghai facility;

•	excess supply from captive sources due to output increasing faster than the growth in demand resulting in excess inventory;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain markets or geographies;

•	addition of new competitors, expansion of supply from existing competitors and ourselves creating excess market supply, which could cause our average selling prices to decline faster than our costs decline;

•	difficulty in forecasting and managing inventory levels, particularly due to noncancelable contractual obligations to purchase materials such as custom non-memory materials, and the need to build finished product in advance of customer purchase orders;

•	timing, volume and cost of wafer production from the flash ventures with Toshiba as impacted by fab start-up delays and costs, technology transitions, yields or production interruptions;

•	disruption in the manufacturing operations of suppliers, including suppliers of sole-sourced components;

•	increased memory component and other costs as a result of exchange rate fluctuations to the U.S. dollar, particularly with respect to the Japanese yen;

•	potential delays in the emergence of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	timing of sell-through by our distributors and retail customers;

•	errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	write-downs or impairments of our investments in fabrication capacity, equity investments and other assets;

•	impairment of goodwill and other challenges related to our acquisitions of msystems Ltd. and Matrix Semiconductor, Inc.;

•	estimates used in calculating share-based compensation expense;

•	reduced sales to our retail customers if consumer confidence declines or due to economic declines in the United States, Europe or other geographies; and

•	other factors described under “Risk Factors” and elsewhere in this report.

Our average selling prices, net of promotions, may decline faster than cost reductions due to industry or SanDisk excess supply, competitive pricing pressures or strategic price reductions initiated by us or our competitors.  The market for NAND flash products is competitive and characterized by rapid price declines. As an example, our average selling price per megabyte for product revenues declined 60% in fiscal year 2007 compared to fiscal year 2006. Price declines may be influenced by, among other factors, supply in excess of demand, technology transitions, including adoption of MLC technology by other competitors, conversion of industry DRAM capacity to NAND and new technologies or other strategic actions by competitors to gain market share. If our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our gross margins and operating results will be negatively impacted, which could generate quarterly or annual net losses. Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity. However, in the recent past, price declines have outpaced growth in demand for higher capacities for some products resulting in reduced revenue growth. There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our margins and revenue growth.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  In fiscal years 2007, 2006 and 2005, revenues from our top 10 customers and licensees accounted for approximately 46%, 52% and 50% of our total revenues, respectively. In fiscal years 2007 and 2006, no single customer or licensee accounted for greater than 10% of our total revenues. In fiscal year 2005, Best Buy accounted for 11% of our total revenues. The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve. If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year-to-year as we enter new markets, making our revenues from these major customers less predictable from year-to-year.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations.  A significant portion of our sales are made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our retailers and distributors are not successful, due to, for example, the negative impact on consumer retail demand caused by a decline in consumer confidence, economic weakness, or other factors, we could experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell-through data varies throughout the retail channel, which makes it difficult for us to forecast retail product revenues. Our arrangements with our retailers and distributors also provide them price protection against declines in our recommended selling prices, which has the effect of reducing our deferred revenues and eventually our revenues. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors.

Our revenues depend in part on the success of products sold by our OEM customers.  A significant portion of our sales are to OEMs, which either bundle or embed our flash memory products with their products, such as mobile phones, GPS devices and computers. Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell their products successfully in their markets. Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to discontinue utilizing our products, our results of operation and financial condition could be harmed.

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

Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products at lower costs or if industry supply exceeds demand.  We secure captive sources of NAND through our significant investments in manufacturing capacity. We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand. Our significant investments in manufacturing capacity may require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes. To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments and our revenues, gross margins and related market share may be negatively impacted. We may also incur increased inventory or impairment charges related to our captive manufacturing investments and may not be able to exit those investments without significant cost to us. In addition, if we finance these manufacturing investments with debt, our return may not be sufficient to finance the related debt payments or we may need to raise additional funding, which could be difficult to obtain or may only be available at rates and other terms that are unfavorable.

We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues. New applications, such as the adoption of flash-based solid state drives, or SSDs, that are designed to replace hard disk drives in devices such as computers and servers, can take several years to develop. We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate. For the SSD market to become sizeable, the cost of flash memory must decline significantly so that the cost to consumers is competitive with the cost of hard disk drives, and we believe that we will need to implement MLC technology into our SSDs, which will require us to develop new controllers. There can be no assurance that our MLC-based SSDs will be able to meet the specifications required to gain customer qualification and acceptance. Other new products, such as the Sansa Connecttm, Sansa Clip, Sansa View, Sansa Shakertm, TakeTVtm and pre-recorded flash memory cards may not gain market acceptance, and we may not be successful in penetrating the new markets that we target. New applications such as our Fanfaretm content gateway, which represents our first significant content initiative, may require significant up-front investment with no assurance of long-term commercial success or profitability. The content we provide may be supplied by third parties and to the extent that the third parties do not deliver as expected or disputes arise related to, among other things, third-party royalties from the distribution of content, our product offerings may be negatively impacted. Unauthorized distribution of third-party content that we host could restrict us from continuing to provide content or limit access to new content. As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated from these new standards or technologies, if this happens at all.

Competitors or other market participants could seek to develop new standards for flash memory products which, if accepted by device manufacturers or consumers, could reduce demand for our products. For example, certain handset manufacturers and flash memory chip producers are currently advocating the development of a new standard, referred to as Universal Flash Storage, or UFS, for flash memory cards used in mobile phones. Intel and Micron have also developed a new specification for a NAND flash interface, called ONFI, which would be used primarily in computing devices. Broad acceptance of new standards, technologies or products may reduce demand for some of our products. If this decreased demand is not offset by increased demand for new form factors or products that we offer, our results of operations could be harmed.

Alternative storage solutions such as high bandwidth wireless or internet-based storage could reduce the need for physical flash storage within electronic devices. These alternative technologies could negatively impact the overall market for flash-based products, which could seriously harm our results of operations.

Consumer devices that use NAND flash memory do so in either a removable card or an embedded format. We offer NAND flash memory products in both categories; however, our market share is strongest for removable flash memory products. If designers and manufacturers of consumer devices, including mobile phones, increase their usage of embedded flash memory, we may not be able to sustain our market share. In addition, if NAND flash memory is used in an embedded format, we would have less opportunity to influence the capacity of the NAND flash products and we would not have the opportunity for additional after-market retail sales related to these consumer devices or mobile phones. Any loss of market share or reduction in the average capacity of our product sales or any loss in our retail after-market opportunity could harm our operating results and business condition.

We are developing the next generations of MLC technology, including 3-bits per cell, or X3, and 4-bits per cell, or X4. We believe the successful introduction of X3 and X4 technology may be required in order to achieve the level of future cost reductions for the further adoption of flash memory in consumer applications. The performance, reliability, yields and time-to-market of X3 and X4 technologies are uncertain, and there can be no assurance of the commercial success of these technologies.

In addition, we are investing in future alternative technologies, such as our three-dimensional semiconductor memory, which currently is limited to one-time programmable applications. We are investing significant resources to develop this technology for multiple read-write applications; however, there can be no assurance that we will be successful in developing these alternative technologies or that we will be able to achieve the yields, quality or capacity required for this technology to be cost competitive with new or other alternative memory technologies.

We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer.  Our competitors include many large companies that may have greater advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices occurred in the DRAM industry during periods of excess supply and resulted in substantial losses in the DRAM industry. Our primary semiconductor competitors include Hynix, IM Flash, Micron, Samsung, STMicro and Toshiba. We, along with Hynix, IM Flash, Samsung and Toshiba, are aggressively increasing NAND output and are expected to continue to produce significant NAND output in the future. In addition, current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications. If the scaling of NAND slows down or alternative technologies prove to be more economical, the investments in our captive fabrication facilities could be impaired and our results of operations and financial condition will suffer. We also compete with flash memory card manufacturers and resellers. These companies purchase or have a captive supply of flash memory components and assemble memory cards. Our primary competitors currently include, among others, A-Data, Buffalo, CN Memory, Dane-Elec, Elecom, FUJI, Hagiwara, Hama, Imation, I/O Data, Kingmax, Kingston, Kodak, Lexar, Memorex, Netac, Panasonic, PNY, RITEK, Samsung, Sony, Toshiba, Tradebrands, Transcend and Verbatim.

Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers. For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD card, which have been a significant driver of our growth. In the digital audio market, we face competition from well established companies such as Apple, ARCHOS, Creative, Microsoft, Samsung and Sony. In the USB flash drive market, we face competition from a large number of competitors, including Imation, Kingston, Lexar, Memorex, PNY, Sony, Trek 2000 International Ltd. and Verbatim. In the market for solid state drives, we may face competition from large NAND flash producers such as Samsung and Intel, as well as from hard drive manufacturers, such as Seagate Technology, Hitachi, Ltd., and others, who have established relationships with computer manufacturers.

Furthermore, many companies are pursuing new or alternative technologies or alternative forms of NAND, such as phase-change technology, charge-trap flash and millipedes/probes, which may compete with flash memory. For example, our competitors are developing new technologies such as charge-trap flash and three-dimensional technology which if successful and if we are unable to scale our technology on an equivalent basis, could provide an advantage to these competitors.

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

The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future.  The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by reduced product demand, production overcapacity, high inventory levels and accelerated declines in selling prices. For example, the flash memory industry experienced excess supply and a rapid decline in prices in the first half of fiscal year 2007 and industry analysts expect this to occur again in the first quarter of fiscal year 2008. We have experienced these conditions in our business in the past and may experience such downturns in the future.

Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our flash ventures with Toshiba may result in periods of significant excess inventory.  The start of production at Fab 4 at the end of fiscal year 2007 has further increased our captive supply. Our obligation to purchase 50% of the supply from the flash ventures with Toshiba could harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, and significant excess, obsolete or lower of cost or market inventory write-downs, which would harm our gross margins and could result in the impairment of our investments in the flash ventures with Toshiba. These effects could be magnified if the new memory wafer fab with Toshiba is completed and commences production. For example, product gross margin decreased to 21.8% for the year ended December 30, 2007 compared to 31.0% for the year ended December 31, 2006, in part due to significant decreases in our product prices. Any future excess supply or price declines in excess of cost declines could have a material adverse effect on our business, financial condition and results of operations.

We depend on third-party foundries for silicon supply and any disruption or shortage in our supply from these sources will reduce our revenues, earnings and gross margins.  All of our flash memory products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by the flash ventures with Toshiba and to a lesser extent by Samsung and Hynix. Any disruption or shortage in supply of flash memory from our captive or non-captive sources would harm our operating results. The risks of supply disruption are magnified at Toshiba’s Yokkaichi, Japan operations, where the flash ventures with Toshiba are operated and Toshiba’s foundry capacity is located. Earthquakes and power outages have resulted in production line stoppage and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future. For example, in the first quarter of fiscal year 2006, a brief power outage occurred at Fab 3, which resulted in a loss of wafers and significant costs associated with bringing the fab back on line. In addition, the Yokkaichi location is often subject to earthquakes, which could result in production stoppage, a loss of wafers and the incurrence of significant costs. Moreover, Toshiba’s employees that produce the flash ventures with Toshiba’s products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply for the flash ventures with Toshiba. Furthermore, if the Fab 4 production ramp is delayed or not completed, we fail to enter into definitive agreements for the new memory wafer fab with Toshiba, fail to commence production at the new memory wafer fab as planned, we fail to make timely investments in future capacity additions, or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results could be harmed.

Currently, our controller wafers are manufactured by Tower, UMC, TSMC and SMIC. The Tower fabrication facility, from which we source controller wafers, is continuing to face financial challenges and is located in Israel, an area of political and military turmoil. Any disruption in the manufacturing operations of Tower or one of our other controller wafer vendors would result in delivery delays, adversely affect our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take several quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and our business, financial condition and operating results may suffer. Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages.  The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors. Yield problems may not be identified or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We have from time-to-time experienced yields that have adversely affected our business and results of operations. We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations. For example, if the production ramp and/or yield of 56-nanometer X3 technology wafers and 43-nanometer X2 technology wafers do not increase as expected in fiscal year 2008, we may not have enough supply to meet demand and our cost competitiveness, business, financial condition and results of operations will be harmed.

We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned.  We rely on third-party subcontractors for much of our wafer testing, IC assembly, packaged testing, product assembly, product testing and order fulfillment. From time-to-time, our subcontractors have experienced difficulty meeting our requirements. If we are unable to increase the capacity of our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products. We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers. We do not have exclusive relationships with any of our subcontractors, and therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products. We are not able to directly control product delivery schedules. Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers. In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line. Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.

We have commenced production at a captive assembly and test manufacturing facility in China.  We commenced production at our captive assembly and test manufacturing facility in the Zizhu Science-Based Park near Shanghai, China in the third quarter of fiscal year 2007. We expect to continue to depend on our third-party subcontractors for the majority of our test and assembly needs; however, any delays or interruptions in the production ramp or targeted yields or any quality issues at our captive facility could harm our results of operations and financial condition.

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as products containing 43-nanometer X2 technology or 56-nanometer X3 technology, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. There can be no assurance that this transition or future technology transitions will occur on schedule or at the yields or costs that we anticipate. If Flash Partners or Flash Alliance encounters difficulties in transitioning to new technologies, our cost per megabyte may not remain competitive with the costs achieved by other flash memory producers. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation.  Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources. In addition, in fiscal year 2007, approximately 95% of our NAND memory purchases were from our captive flash ventures with Toshiba and if the wafers contain errors or defects, our overall supply could be adversely affected. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.

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

We and Toshiba plan to continue to expand the wafer fabrication capacity of the Flash Alliance business venture as well as form a new venture, for which we will make substantial capital investments, which could adversely impact our operating results.  We and Toshiba commenced manufacturing at Fab 4 in September 2007, and together we intend to continue to make substantial investments in new capital assets to expand the wafer fabrication capacity of Fab 4 to 210,000 wafers per month. We expect to invest over $4 billion for our share in equipping and expanding Fab 4. In addition, we and Toshiba signed a non-binding memorandum of understanding for a new memory wafer fab in Japan and target production start-up in 2010. Our significant investments in manufacturing capacity may require us to obtain and guarantee capital equipment leases and use available cash, which could otherwise be used for other corporate purposes. Moreover, each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs which will increase our expenses and reduce our gross margins. In addition, if we are ultimately unable to utilize our full share of the expanded output, we would be faced with excess inventory and potential impairment of our investments. Any excess inventory or investment impairment would negatively impact our gross margins, results of operations and financial condition.

We have an investment of approximately $159 million in 200-millimeter wafer manufacturing assets that we expect will no longer be cost effective in fiscal year 2008.  Through the FlashVision venture with Toshiba, we have an investment of approximately $159 million in 200-millimeter wafer manufacturing assets. We believe that in fiscal year 2008, NAND produced on 200-millimeter wafers will no longer be cost effective for our products and, as a result, we expect to dispose of our 200-millimeter wafer manufacturing assets during fiscal year 2008. In the fourth quarter of fiscal year 2007, we recorded a $10 million impairment charge related to our equity investment in FlashVision. We are currently in negotiations with Toshiba regarding the future of the FlashVision venture which may include Toshiba purchasing our shares, sale and distribution of the venture’s equipment and underlying assets or a combination thereof. The impairment charge is based upon the expected outcome of these negotiations and related cash flows. There can be no assurance of a positive outcome to these negotiations and we may be required to record additional impairment charges.

We have a contingent indemnification obligation and guarantee obligations related to the flash ventures with Toshiba.  Toshiba has guaranteed FlashVision’s lease arrangement with third-party lessors. The total minimum remaining lease payments as of December 30, 2007 were 3.6 billion Japanese yen, or approximately $32 million based upon the exchange rate at December 30, 2007. If Toshiba makes payments under its guarantee, we have agreed to indemnify Toshiba for 49.9% of its costs, subject to certain limitations and exclusions.

From fiscal year 2004 through December 30, 2007, Flash Partners entered into and drew down five equipment master lease facilities totaling approximately 275.0 billion Japanese yen, or approximately $2.44 billion based upon the exchange rate at December 30, 2007, of which 220.0 billion Japanese yen, or approximately $1.95 billion based upon the exchange rate at December 30, 2007, net of accumulated lease payments, were outstanding at December 30, 2007. As of December 30, 2007, our cumulative guarantee under these equipment leases, net of cumulative lease payments, was approximately 110.0 billion Japanese yen, or approximately $974 million based on the exchange rate at December 30, 2007.

In fiscal year 2007, Flash Alliance entered into an equipment master lease facility totaling approximately 100.0 billion Japanese yen, or approximately $886 million based upon the exchange rate at December 30, 2007, of which 30.0 billion Japanese yen, or approximately $266 million based upon the exchange rate at December 30, 2007, was drawn and outstanding at December 30, 2007. As of December 30, 2007, our cumulative guarantee under this equipment lease was approximately 15.0 billion Japanese yen, or approximately $133 million based on the exchange rate at December 30, 2007. In addition, on February 19, 2008, Flash Alliance drew down on the 100 billion Japanese yen master lease agreement an additional 30 billion Japanese yen, or approximately $133 million based on the exchange rate at December 30, 2007. These leases contain numerous default clauses which, if triggered, could cause us to repay the amounts due under our guarantees.

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

Seasonality in our business may result in our inability to accurately forecast our product purchase requirements.  Sales of our products in the consumer electronics market are subject to seasonality. For example, sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year. This seasonality was particularly pronounced in the fourth quarter of fiscal year 2006 and the first quarter of fiscal year 2007 during which we experienced a larger than average sequential increase in retail unit sales in the fourth quarter of fiscal year 2006, followed by a larger than average sequential decrease in retail unit sales in the first quarter of fiscal year 2007. We may experience the same seasonality between the fourth quarter of fiscal year 2007 and the first quarter of fiscal year 2008. This seasonality may become even more pronounced if we increase the mix of our sales coming from consumer products such as our Sansa digital audio players. This seasonality makes it more difficult for us to forecast our business. If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations. This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons.

From time-to-time, we overestimate our requirements and build excess inventory, or underestimate our requirements and have a shortage of supply, either of which harm our financial results.  The majority of our products are sold into consumer markets, which are difficult to accurately forecast. Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter. Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products. We have in the past significantly over-forecasted or under-forecasted actual demand for our products. The failure to accurately forecast demand for our products will result in lost sales or excess inventory, both of which will have an adverse effect on our business, financial condition and results of operations. In addition, at times inventory may increase in anticipation of increased demand or as captive wafer capacity ramps. If demand does not materialize, we may be forced to write-down excess inventory which may harm our financial condition and results of operations.

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

Our ability to respond to changes in market conditions from our forecast is limited by our purchasing arrangements with our silicon sources. Some of these arrangements provide that the first three months of our rolling six-month projected supply requirements are fixed and we may make only limited percentage changes in the second three months of the period covered by our supply requirement projections.

We have some non-silicon components which have long lead times requiring us to place orders several months in advance of our anticipated demand. The extended period of time to secure these long lead time parts increases our risk that forecasts will vary substantially from actual demand, which could lead to excess inventory or loss of sales.

We are sole-sourced for a number of our critical components and the absence of a back-up supplier exposes our supply chain to unanticipated disruptions.  We rely on our vendors, some of which are a sole source of supply, for many of our critical components, such as certain controllers for our CompactFlash and USB products. We do not have long-term supply agreements with most of these vendors. Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply.

Our global operations and operations at the flash ventures with Toshiba and third-party subcontractors are subject to risks for which we may not be adequately insured.  Our global operations are subject to many risks including errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities and fires or natural disasters. No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, coverage of our insurance policies. From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, have been unavailable. We cannot assure you that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. We maintain limited insurance coverage and in some cases no coverage for natural disasters and sudden and accidental environmental damages as these types of insurance are sometimes not available or available only at a prohibitive cost. Accordingly, we may be subject to an uninsured or under-insured loss in such situations. We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for the flash ventures with Toshiba. If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also put the flash ventures with Toshiba in breach of various financing covenants. In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result we may not be adequately insured.

We are exposed to significant risk from foreign currency fluctuations.  Our purchases of NAND flash memory from the flash ventures with Toshiba and our investments in, and other transactions related to, those ventures are denominated in Japanese yen. In recent months, the Japanese yen has appreciated relative to the U.S. dollar and this will increase our costs of NAND flash wafers. Further, most of our products are manufactured in China and significant fluctuations in Chinese renminbi, or RMB, could increase our product costs. We expect over time to increase the percentage of our sales denominated in currencies other than the U.S. dollar. Management of foreign exchange exposures is complex and we do not currently hedge many of these exposures. If we do not successfully manage our foreign exchange exposures, our business, results of operations and financial condition could be harmed.

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

We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, which could expose us to liability for damages, reduce our royalty revenues, increase our costs or limit or prohibit us from selling products.  If we incorporate third-party technology into our products or if we are found to infringe others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to manufacture our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We may not be successful in redesigning our products, or the necessary licenses may not be available under reasonable terms. Our license and royalty revenues comprise the majority of our cash provided by operating activities. For the year ended December 30, 2007 license revenue was $450 million, or approximately 12% of our total revenue. If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be adversely impacted. For example, our current license agreement with Samsung expires in August 2009, and to the extent that we are unable to renew this agreement under similar terms or if we are unable to renew at all, our financial results may be adversely impacted, and we may incur additional patent litigation costs to renew Samsung as a licensee.

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

In addition, in September 2007, we and Dr. Eli Harari, our founder, chairman and chief executive officer, received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice investigation into possible antitrust violations in the NAND flash memory industry. We also received a notice from the Canadian Competition Bureau that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that we preserve any records relevant to such investigation. We intend to cooperate in these investigations. We are unable to predict the outcome of these lawsuits and investigations. The cost of discovery and defense in these actions as well as the final resolution of these alleged violations of antitrust laws could result in significant liability and may harm our business, financial condition and results of operations. For additional information concerning these proceedings, see Item 3, “Legal Proceedings.”

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

We may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with litigation or regulatory or Department of Justice investigations. These liabilities could be substantial and may include, among other things, the costs of defending lawsuits against these individuals; the cost of defending any shareholder derivative suits; the cost of governmental, law enforcement or regulatory investigations; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measures, if any, which may be imposed.

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

Because of our international business and operations, we must comply with numerous international laws and regulations, and we are vulnerable to political instability and other risks related to international operations.  Currently, a large portion of our revenues is derived from our international operations, and all of our products are produced overseas in China, Israel, Japan, South Korea and Taiwan. We are, therefore, affected by the political, economic, labor, environmental, public health and military conditions in these countries.

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

Our international business activities could also be limited or disrupted by any of the following factors:

•	the need to comply with foreign government regulation;

•	changes in diplomatic and trade relationships;

•	reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;

•	imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	changes in, or the particular application of, government regulations;

•	duties and/or fees related to customs entries for our products, which are all manufactured offshore;

•	longer payment cycles and greater difficulty in accounts receivable collection;

•	adverse tax rules and regulations;

•	weak protection of our intellectual property rights;

•	delays in product shipments due to local customs restrictions; and

•	delays in research and development that may arise from political unrest at our development centers in Israel.

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

As of December 30, 2007, we have recognized cumulative losses of approximately $55.4 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares. We are subject to certain regulations or restrictions on the transfer of our approximately 14.1 million Tower ordinary shares. It is possible that we will record further write-downs of our investment, which was carried on our consolidated balance sheet at $20.1 million at December 30, 2007, which would harm our results of operations and financial condition.

Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments.  The market price of our stock has fluctuated significantly in the past and may continue to fluctuate in the future. We believe that such fluctuations will continue as a result of many factors, including future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply or demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts. In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies. These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock as well as the price of our outstanding convertible notes and could impact the likelihood of those notes being converted into our common stock, which would cause further dilution to our stockholders.

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

Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price.  Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer retail demand, which is the largest channel for our products. Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Any of these events could also increase volatility in the United States and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence. We have substantial operations in Israel including a development center in Northern Israel, near the border with Lebanon, areas that have recently experienced significant violence and political unrest. Tower, which supplies a significant portion of our controller wafers, is also located in Israel. Continued turmoil and unrest in Israel or the Middle East could cause delays in the development or production of our products. This could harm our business and results of operations.

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

To manage our growth, we may need to improve our systems, controls, processes and procedures. We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel.  Our business and number of employees have increased significantly over the last several years. We must continually enhance our operational, accounting and financial systems to accommodate the growth and increasing complexity of our business. For example, we have recently decided to replace our enterprise resource planning, or ERP, system. This project will require significant investment, the re-engineering of many processes used to run our business, and the attention of many employees and managers who would otherwise be focused on other aspects of our business. The design and implementation of the new ERP system could also take longer than anticipated and put further strain on our ability to run our business on the older, existing ERP system. Any design flaws or delays in the new ERP system or any distraction of our workforce from competing business requirements could harm our business or results of operations. We must also continue to enhance our controls and procedures and workforce training. If we do not manage our growth effectively or adapt our systems, processes and procedures to our growing business and organization, our business and results of operations could be harmed.

We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding flash ventures with Toshiba or other third parties, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.  We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in ventures with third parties for at least the next twelve months; however, we may in the future raise additional funds, including funds to meet our obligations with respect to Flash Partners and Flash Alliance, or with respect to the potential new memory wafer fab, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time-to-time, we may decide to raise additional funds through public or private debt, equity or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. If our corporate rating is significantly downgraded by any rating agency, it may impair the ability of our flash ventures with Toshiba to obtain future equipment lease financings on terms consistent with current leases and would cause a default under certain current leases, either of which could harm our business and financial condition. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, fulfill our obligations to Flash Partners and Flash Alliance, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.  We are subject to income tax in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Any of these changes could affect our profitability. Declining product margins can cause reduced profits in our manufacturing entities which are primarily located in relatively low tax rate jurisdictions. Continued product margin declines could have a material adverse impact on our effective tax rate. Furthermore, our tax provisions could be adversely affected as a result of any further interpretative accounting guidance related to accounting for uncertain tax positions.

We may be subject to risks associated with environmental regulations.  Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling. Such laws and regulations have recently been passed in several jurisdictions in which we operate, including Japan and certain states within the United States. Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the focus of such laws, there is no assurance such existing laws or future laws will not have a material adverse effect on our financial condition, liquidity or results of operations.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if our internal controls over financial reporting are not effective, our business could suffer.  In connection with our certification process under Section 404 of Sarbanes-Oxley, we have identified in the past and will from time-to-time identify deficiencies in our internal control over financial reporting. We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness. Furthermore, we may not be able to implement enhancements on a timely basis, including any enhancements necessary to integrate msystems operations, in order to prevent a failure of our internal controls or enable us to furnish future unqualified certifications. A material weakness or deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls could have a negative impact on our reputation, business and stock price. Any internal control or procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and cannot prevent intentional misconduct or fraud.

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

The accounting method for convertible debt securities with net share settlement, such as our 1% Senior Convertible Notes due 2013 may be subject to change.  The Financial Accounting Standards Board, or FASB, issued a proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The proposed accounting method for net share settled convertible securities would be to bifurcate and account for the net settled convertible securities as if they were a separate debt and equity security. In November 2007, the FASB announced it is expected to begin its redeliberations of the proposed FSP in February 2008. Therefore, final guidance will not be issued until at least the end of the first quarter of 2008, and earlier application would not be permitted. The guidance in the proposed FSP would be applied retrospectively to all periods presented. While the proposed FSP has not yet been finalized by the FASB, our initial estimate based upon the current interpretations by the FASB, is that we would be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Notes due 2013, including approximately $50 million to $55 million in fiscal 2008. However, these amounts are subject to material changes based upon finalization of the proposed FSP. These impacts could adversely affect our financial results, the trading price of our common stock and negatively impact the trading price of the notes.

We have significant financial obligations related to our flash ventures with Toshiba, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013 and our 1% Convertible Notes due 2035.  We have entered into agreements to guarantee, indemnify or provide financial support with respect to lease and certain other obligations of the flash ventures with Toshiba in which we have a 49.9% ownership interest. In addition, we may enter into future agreements to increase manufacturing capacity, including the expansion of Fab 4. As of December 30, 2007, we had indemnification and guarantee obligations for these ventures of approximately $1.14 billion. As of December 30, 2007, we had unfunded commitments of approximately $1.8 billion to fund our various obligations under the Flash Partners and Flash Alliance ventures with Toshiba. Due to these and our other commitments, we may not have sufficient funds to make payments under or repurchase the notes.

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

There is pending litigation.  Actions purporting to be class and derivative actions on behalf of msystems and its shareholders were filed against us and msystems prior to the closing of the merger. See Item 3, “Legal Proceedings.” We may be required to expend significant resources, including management time, to defend these actions and could be subject to damages or settlement costs related to these actions. We are responsible for liabilities associated with these and any other class and derivative actions, including indemnification of directors and certain members of management of msystems.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal facilities are located in Milpitas, California. We lease four adjacent buildings comprising approximately 444,000 square feet. These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations. We occupy this space under lease agreements that expire in 2011 and 2013. In addition, we own two buildings comprising approximately 157,000 square feet located in Kfar Saba, Israel, that house administrative offices, research, development and manufacturing facilities, and we also own a vacant land plot of approximately 70,000 square feet adjacent to our property located in Kfar Saba, Israel, which is reserved for further expansion.

Our subsidiary, Microelectronica Espanola S.L.U., leases office and manufacturing space of approximately 8,800 square feet and manufacturing space of approximately 7,000 square feet in Madrid, Spain.

In December 2006, we acquired a 50-year land lease in Shanghai, China, of approximately 653,000 square feet on which we built our advanced testing and assembly facility of approximately 363,000 square feet.

We also lease sales and marketing offices in the United States, China, France, Germany, India, Ireland, Israel, Japan, Korea, Scotland, Singapore, Spain, Sweden and Taiwan; operation support offices in Taichung, Taiwan; Hong Kong, Shanghai and Shenzhen, China; Bangalore, India; and design centers in Omer and Tefen, Israel; Edinburgh, Scotland and Madrid, Spain.

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

On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc. (“Memorex”), Pretec Electronics Corporation (“Pretec”), RITEK Corporation (“RITEK”), and Power Quotient International Co., Ltd (“PQI”). In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. On May 6, 2003, the District Court entered a stipulated consent judgment against PQI. The District Court granted summary judgment of non-infringement in favor of defendants RITEK, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. On June 29, 2007, defendant RITEK entered into a settlement agreement and cross-license with the Company. In light of the agreement, the Company agreed to dismiss all current patent infringement litigation against RITEK. A stipulated dismissal with prejudice between the Company and RITEK was entered on July 23, 2007. On August 30, 2007, the Company entered into a settlement agreement with Memorex regarding the accused products. On September 7, 2007, in light of the settlement between the Company and Memorex, the Court entered a stipulation dismissing the Company’s claims against Memorex. On October 25, 2007, the Court Clerk entered a default against Pretec. On January 14, 2008, the Company filed a motion for default judgment against Pretec. The Court scheduled a hearing regarding the Company’s motion for April 3, 2008.

On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane-Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which received final approval from the Court on November 20, 2006. Four objectors to the settlement filed appeals from the Court’s order granting final approval. On November 30, 2007, the First District of the California Court of Appeal affirmed in full the trial court’s judgment and final approval of the settlement. The objectors then filed petitions for the Court of Appeal to rehear the matter en banc, which petitions were denied on December 21, 2007. The objectors have now filed petitions with the California Supreme Court, currently pending in Case No. S159760, asking the Supreme Court to review of the decision of the Court of Appeal.

On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed. On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims. A case management conference was conducted on June 29, 2007. At that conference, the parties agreed that the remaining declaratory judgment claims will be dismissed, pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below). The parties also agreed that the ’338 patent and a second Company patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case. ST filed an answer and counterclaims on September 6, 2007. ST’s counterclaims included assertions of antitrust violations. On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims. On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines until the Court resolves the Company’s motion to dismiss. On January 25, 2008, the Court held a hearing on the Company’s motion. At the hearing, the Court converted the Company’s Motion to Dismiss into a Motion for Summary Judgment. The Court scheduled a hearing on the Company’s Motion for Summary Judgment for May 30, 2008. The trial is currently scheduled for summer of 2008. This trial date, however, may be moved depending on the Court’s ruling on the Company’s Motion for Summary Judgment.

On October 14, 2005, STMicro filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal, which asks that the Superior Court’s September 12, 2006 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company has appealed the denial of that motion, and the proceedings at the Superior Court were stayed during the pendency of the appeal. On August 7, 2007, the First District Court of Appeal affirmed the Superior Court’s decision. The California Supreme Court subsequently denied the Company’s petition for review of the Court of Appeal’s decision. The Superior Court scheduled a case management conference for April 10, 2008.

On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against ST (Case No. C0505021 JF). In the suit, the Company seeks damages and injunctions against ST from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the ‘‘’517 patent”). As discussed above, the ’517 patent will be litigated together with the ’338 patent in Civil Case No. C 04 04379JF.

On August 7, 2006, two purported shareholder class and derivative actions, captioned Capovilla v. SanDisk Corp., No. 106 CV 068760, and Dashiell v. SanDisk Corp., No. 106 CV 068759, were filed in the Superior Court of California in Santa Clara County, California. On August 9, 2006 and August 17, 2006, respectively, two additional purported shareholder class and derivative actions, captioned Lopiccolo v. SanDisk Corp., No. 106 CV 068946, and Sachs v. SanDisk Corp., No. 106 CV 069534, were filed in that court. These four lawsuits were subsequently consolidated under the caption In re msystems Ltd. Shareholder Litigation, No. 106 CV 068759 and on October 27, 2006, a consolidated amended complaint was filed that superseded the four original complaints. The lawsuit was brought by purported shareholders of msystems Ltd. (“msystems”), and named as defendants the Company and each of msystems’ former directors, including its President and Chief Executive Officer, and its former Chief Financial Officer, and named msystems as a nominal defendant. The lawsuit asserted purported class action and derivative claims. The alleged derivative claims asserted, among other things, breach of fiduciary duties, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement with respect to past stock option grants. The alleged class and derivative claims also asserted claims for breach of fiduciary duty by msystems’ board, which the Company was alleged to have aided and abetted, with respect to allegedly inadequate consideration for the merger, and allegedly false or misleading disclosures in proxy materials relating to the merger. The complaints sought, among other things, equitable relief, including enjoining the proposed merger, and compensatory and punitive damages. In January 2008, the court granted, without prejudice, the Company’s and msystems’ motion to dismiss.

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

On February 16, 2007, Texas MP3 Technologies, Ltd. (“Texas MP3”) filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent 7,065,417 (the ‘‘’417 patent”). On June 19, 2007, the Company filed an answer and counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company. On July 31, 2007, Texas MP3 filed an amended complaint against the Company and the other parties named in the original complaint, alleging infringement of the ’417 patent. On August 1, 2007, defendant Apple, Inc. filed a motion to stay the litigation pending completion of an inter-partes reexamination of the ’417 patent by the U.S. Patent and Trademark Office. That motion was denied. On August 10, 2007, the Company filed an answer to the amended complaint and a counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company. A status conference in the case was held on November 2, 2007. A Markman hearing has been scheduled for March 12, 2009 and jury selection for July 6, 2009. Discovery is proceeding.

On or about May 11, 2007, the Company received written notice from Alcatel-Lucent, S.A., (“Lucent”), alleging that the Company’s digital music players require a license to U.S. Patent No. 5,341,457 (the “’457 patent”) and U.S. Patent No. RE 39,080 (the “’080 patent”). On July 13, 2007, the Company filed a complaint for a declaratory judgment of non-infringement and patent invalidity against Lucent Technologies Inc. and Lucent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Lucent Technologies Inc., et al., Civil Case No. C 07 03618. The complaint seeks a declaratory judgment that the Company does not infringe the two patents asserted by Lucent against the Company’s digital music players. The complaint further seeks a judicial determination and declaration that Lucent’s patents are invalid. Defendants have answered and defendant Lucent has asserted a counterclaim of infringement in connection with the ’080 patent. Defendants have also moved to dismiss the case without prejudice and/or stay the case pending their appeal of a judgment involving the same patents in suit entered by the United States District Court for the Southern District of California. The Company has moved for summary judgment on its claims for declaratory relief, and has moved to dismiss defendant Lucent’s counterclaim for infringement of the ’080 patent as a matter of law. All motions are presently pending before the Court.

On August 10, 2007, Lonestar Invention, L.P. (“Lonestar”) filed suit against the Company in the Eastern District of Texas, Civil Action No. 6:07-CV-00374-LED. The complaint alleges that a memory controller used in the Company’s flash memory devices infringes U.S. Patent No. 5,208,725. Lonestar is seeking a permanent injunction, actual damages, treble damages for willful infringement, and costs and attorney fees. The Company has answered Lonestar’s complaint, denying Lonestar’s allegations.

On September 11, 2007 the Company and the Company’s CEO, Dr. Eli Harari, received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice investigation into possible antitrust violations in the NAND flash memory industry. The Company also received a notice from the Canadian Competition Bureau (“Bureau”) that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that the Company preserve any records relevant to such investigation. The Company is cooperating in these investigations.

On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division). The suit, Case No. 2-07-CV-396, alleges infringement of Premier’s U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount. On December 10, 2007, an amended complaint was filed. On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company. On February 5, 2008, the Company (along with the other defendants in the action) filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office. This motion is pending. A trial date has not been set.

On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents: Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corporation, Silicon Motion, Inc. (located in Taiwan), Silicon Motion, Inc. (located in California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. (“USBest”); Skymedi Corporation (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”), Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (located in Taiwan), Transcend Information Inc. (located in California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation; Add-On Computer Peripherals, Inc., Add-On Computer Peripherals, LLC, and Add-On Technology Co. (collectively, “Add-On”); A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.; Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corporation (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”). In the complaint, the Company alleges that respondents’ flash memory products, such as USB flash drives, Compact Flash cards, and flash media players, infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the ‘‘’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”). The Company seeks an order excluding the respondents’ flash memory controllers, drives, memory cards, and media players from entry into the United States as well as a permanent cease and desist order against the respondents. On December 6, 2007, the Commission instituted an investigation based on the Company’s complaint. The target date for completing the investigation was originally set for March 12, 2009. Since filing its complaint, the Company has reached settlement agreements with Add-On Computer Peripherals, Inc., Add-On Computer Peripherals, LLC, EDGE, Infotech, Interactive, Kaser, PNY, TSR, and Welldone. The parties’ moved to terminate the investigation as to these respondents in light of the settlement agreements. Most of the respondents that have not settled with the Company have responded to the complaint. Among other things, these respondents deny infringement or that the Company has a domestic industry in the asserted patents. In responding to the complaint, these respondents have also raised several affirmative defenses including, among others, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, acquiescence, latches, estoppel and unclean hands. On January 23, 2008, the Administrative Law Judge issued an initial determination extending the target date by three months to June 12, 2009, proposing a Markman hearing for May 6-7, 2008 and tentatively scheduling the evidentiary hearing to begin on October 27, 2008.

On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic Sales, Inc. (“Synergistic”), USBest, Skymedi, Chipsbank, Infotech, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On, A-DATA, Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interative, LG, TSR and Welldone. In this action, Case No. 07-C-0607-C, the Company asserts that the defendants infringe the ’808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent. The Company seeks damages and injunctive relief. In light of the above mentioned settlement agreements, the Company dismissed its claims against Add-On Computer Peripherals, Inc., Add-On Computer Peripherals, LLC, EDGE, Infotech, Interactive, PNY, TSR, and Welldone. The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice. On November 21, 2007, defendant Kingston filed a motion to stay this action. Several defendants joined in Kingston’s motion. On December 19, 2007, the Court issued an order staying the case in its entirety until the 619 Investigation becomes final. On January 14, 2008, the Court issued an order clarifying that the entire case is stayed for all parties.

On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infortech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, A-DATA, Apacer, Behavior, and Dane-Elec. In this action, Case No. 07-C-0605-C, the Company asserts that the defendants infringe U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”). The Company seeks damages and injunctive relief. In light of above mentioned settlement agreements, the Company dismissed its claims against Infotech and PNY. The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice. On November 21, 2007, defendant Kingston filed a motion to consolidate and stay this action. Several defendants joined in Kingston’s motion. On December 17, 2007, the Company filed an opposition to Kingston’s motion. That same day, several defendants filed another motion to stay this action. On January 7, 2008, the Company opposed the defendants’ second motion to stay. On January 22, 2008, defendants Phison, Skymedi and Behavior filed motions to dismiss the Company’s complaint for lack of personal jurisdiction. That same day, defendants Phison, Silicon Motion, USBest, Skymedi, PQI, Kingston, Buffalo, Verbatim, Transcend, A-DATA, Apacer, and Dane-Elec answered the Company’s complaint denying infringement and raising several affirmative defenses. These defenses included, among others, lack of personal jurisdiction, improper venue, lack of standing, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, latches, and estoppel. On January 24, 2008, Silicon Motion filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction. On January 25, 2008, Dane-Elec also filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction. On January 28, 2008, the Court issued an order staying the case in its entirety with respect to all parties until the proceeding in the 619 Investigation become final. In its order, the Court also consolidated this action (Case Nos. 07-C-0605-C) with the action discussed in the preceding paragraph (07-C-0607-C).

Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints. On February 7, 2008 all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086. Plaintiffs allege the Company and a number of other manufacturers of flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws. The lawsuits purport to be on behalf of purchasers of flash memory between January 1, 1999 through the present. The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “SNDK.” The following table summarizes the high and low sale prices for our common stock as reported by the NASDAQ Global Select Market.

	High	Low

2006
First quarter	$79.80	$52.15
Second quarter	$66.20	$49.16
Third quarter	$60.94	$37.34
Fourth quarter	$62.24	$42.00
2007
First quarter	$46.24	$35.82
Second quarter	$49.61	$41.48
Third quarter	$59.75	$47.14
Fourth quarter	$55.98	$33.15

Holders.  As of January 31, 2008, we had approximately 500 stockholders of record.

Dividends.  We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities.  The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended December 30, 2007.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased(1)	per Share(2)	Programs(1)	Programs(2)

October 1, 2007 to October 28, 2007	—	$—	—	$202,596,251
October 29, 2007 to November 25, 2007	1,734,805	41.76	1,734,805	130,158,615
November 26, 2007 to December 30, 2007	3,473,200	37.33	3,473,200	510,673

Total	5,208,005	38.80	5,208,005

(1)	In December 2006, we announced our intention to repurchase up to $300.0 million of our common stock in the open market over the two years following the date of authorization.

(2)	Does not include amounts paid for commissions.

Stock Performance Graph *

Five-Year Stockholder Return Comparison.  The following graph compares the cumulative total stockholder return on our common stock with that of the Standard & Poors (“S&P”) 500 Stock Index, a broad market index published by S&P, a selected S&P Semiconductor Company stock index compiled by Morgan Stanley & Co. Incorporated and the Philadelphia Semiconductor Index for the five-year period ended December 30, 2007. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor.

The comparison for each of the periods assumes that $100 was invested on December 27, 2002 in our common stock, the stocks included in the S&P 500 Stock Index, the stocks included in the S&P Semiconductor Company Stock Index and the stocks included in the PHLX Semiconductor Sector, and assumes all dividends are reinvested. For each reported year, our reported dates are the last trading dates of our fiscal year (which ends on the Sunday closest to December 31), and the S&P 500 Stock Index, S&P Semiconductor Company Stock Index and Philadelphia Semiconductor Index the dates are the last trading dates of December.

	2002	2003	2004	2005	2006	2007
SanDisk Corporation	$100.00	$289.67	$236.68	$595.45	$407.87	$317.91
S&P 500 Index	100.00	125.19	138.44	142.60	162.02	168.89
S&P Semiconductor Stock Index	100.00	185.15	148.90	165.54	149.07	165.31
PHLX Semiconductor Index	100.00	168.20	146.15	161.72	157.82	138.28

*	The material in this report is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

SANDISK CORPORATION SELECTED FINANCIAL DATA

	Fiscal Years Ended
	December 30,	December 31,	January 1,	January 2,	December 28,
	2007(1)	2006(2)	2006(3)	2005(4)	2003(5)
	(In thousands, except per share data)

Revenues
Product	$3,446,125	$2,926,472	$2,066,607	$1,602,836	$982,341
License and royalty	450,241	331,053	239,462	174,219	97,460

Total revenues	3,896,366	3,257,525	2,306,069	1,777,055	1,079,801
Cost of product revenues	2,693,647	2,018,052	1,333,335	1,091,350	641,189

Gross profit	1,202,719	1,239,473	972,734	685,705	438,612
Operating income	276,514	326,334	576,582	418,591	257,038
Net income	$218,357	$198,896	$386,384	$266,616	$168,859
Net income per share:
Basic	$0.96	$1.00	$2.11	$1.63	$1.17
Diluted	$0.93	$0.96	$2.00	$1.44	$1.02
Shares used in per share calculations:
Basic	227,744	198,929	183,008	164,065	144,781
Diluted	235,857	207,451	193,016	188,837	171,616

	At
	December 30,	December 31,	January 1,	January 2,	December 28,
	2007	2006	2006	2005	2003
	(In thousands)

Working capital	$2,385,774	$3,345,414	$2,004,598	$1,526,674	$1,378,070
Total assets	7,234,819	6,967,783	3,120,187	2,320,180	2,040,156
Long-term convertible notes	1,225,000	1,225,000	—	—	150,000
Total stockholders’ equity	$4,959,617	$4,768,134	$2,523,791	$1,940,150	$1,515,872

(1)	Includes share-based compensation of ($133.0) million and amortization of acquisition-related intangible assets of ($90.1) million. Also includes other-than-temporary impairment charges of ($10.0) million related to our investment in FlashVision.

(2)	Includes acquired in-process technology charges of ($225.6) million related to acquisitions of Matrix Semiconductor Inc. in January 2006 and msystems Ltd. in November 2006, share-based compensation of ($100.6) million and amortization of acquisition-related intangible assets of ($27.8) million.

(3)	Includes other-than-temporary impairment charges of ($10.1) million related to our investment in Tower.

(4)	Includes other-than-temporary impairment charges of ($11.8) million related to our investment in Tower, and a gain from a settlement of $6.2 million from a third-party brokerage firm related to the fiscal 2003 unauthorized disposition of our investment in UMC.

(5)	Includes a loss of approximately ($18.3) million as a result of the unauthorized sale of approximately 127.8 million shares of UMC stock, a gain of approximately $7.0 million related to the sale of 35 million shares of UMC stock, and write-downs related to the recoverability of our Tower wafer credits of ($3.9) million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

	Fiscal Years Ended
	December 30,	% of	December 31,	% of	January 1,	% of
	2007	Revenue	2006	Revenue	2006	Revenue
	(In thousands, except percentages)

Product revenues	$3,446,125	88.4%	$2,926,472	89.8%	$2,066,607	89.6%
License and royalty revenues	450,241	11.6%	331,053	10.2%	239,462	10.4%

Total revenues	3,896,366	100.0%	3,257,525	100.0%	2,306,069	100.0%
Cost of product revenues	2,693,647	69.1%	2,018,052	62.0%	1,333,335	57.8%

Gross profit	1,202,719	30.9%	1,239,473	38.0%	972,734	42.2%
Operating expenses
Research and development	418,066	10.7%	306,866	9.4%	194,810	8.5%
Sales and marketing	294,594	7.6%	203,406	6.3%	122,232	5.3%
General and administrative	181,509	4.7%	159,835	4.9%	79,110	3.4%
Write-off of acquired in-process technology	—	—	225,600	6.9%	—	—
Restructuring	6,728	0.2%	—	—	—	—
Amortization of acquisition-related intangible assets	25,308	0.6%	17,432	0.5%	—	—

Total operating expenses	926,205	23.8%	913,139	28.0%	396,152	17.2%

Operating income	276,514	7.1%	326,334	10.0%	576,582	25.0%
Other income	121,902	3.1%	104,374	3.2%	36,725	1.6%

Income before taxes	398,416	10.2%	430,708	13.2%	613,307	26.6%
Provision for income taxes	174,848	4.5%	230,193	7.1%	226,923	9.8%
Minority interest	5,211	0.1%	1,619	—	—	—

Net income	$218,357	5.6%	$198,896	6.1%	$386,384	16.8%

General

We are the inventor of and worldwide leader in NAND-based flash storage cards. Our mission is to provide simple, reliable and affordable storage for consumer use in portable devices. We sell SanDisk branded products for consumer electronics through broad global retail and original equipment manufacturer, or OEM, distribution channels.

We design, develop and manufacture products and solutions in a variety of form factors using our flash memory, controller and firmware technologies. We source the vast majority of our flash memory supply through our significant venture relationships with Toshiba Corporation, or Toshiba, which provide us with leading edge low-cost memory wafers. Our cards are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers. We also produce Universal Serial Bus, or USB, drives, MP3 players and other flash storage products that are embedded in a variety of systems for the enterprise, industrial, military and other markets.

Our results are primarily driven by worldwide demand for flash storage devices, which in turn depends on end-user demand for electronic products. We believe the market for flash storage is price elastic. Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of megabytes and/or units of memory and that over time, new markets will emerge. In order to profitably capitalize on price elasticity of demand in the market for flash storage products, we must reduce our cost per megabyte at a rate similar to the change in selling price per megabyte to the consumer and the average capacity of our products must grow enough to offset price declines. We seek to achieve these cost reductions through technology improvements primarily by increasing the amount of memory stored in a given area of silicon.

We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, at the beginning of fiscal year 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have a significant impact on our financial position and result of operations. For further discussion on adoption of FIN 48, please refer to Note 10, “Income Taxes,” to our consolidated financial statements included in Item 8 of this report.

Critical Accounting Policies & Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

Use of Estimates.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, product returns, bad debts, inventories and related reserves, investments, income taxes, warranty obligations, stock compensation, contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs.  We recognize revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization. Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire. At December 30, 2007 and December 31, 2006, deferred income from sales to distributors and retailers was $167.3 million and $169.9 million, respectively. Estimated sales returns are provided for as a reduction to product revenue and deferred revenue and were not material for any period presented in our consolidated financial statements.

We record estimated reductions to revenue or to deferred revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns. Additionally, we have incentive programs that require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive. All sales incentive programs are recorded as an offset to product revenues or deferred revenues. In calculating the value of sales incentive programs, actual and estimated activity is used based upon reported weekly sell-through data from our customers. The timing and resolution of these claims could materially impact product revenues or deferred revenues. However, actual returns and rebates in any future period could differ from our estimates, which could impact the revenue we report.

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

Accounting for Variable Interest Entities.  We evaluate whether entities in which we have invested are variable interest entities within the definition of the Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN 46R, Accounting for Variable Interest Entities. If those entities are variable interest entities, or VIEs, we then determine whether we are the primary beneficiary of that entity by reference to our contractual and business arrangements with respect to expected gains and losses. The assessment of the primary beneficiary includes an analysis of the forecast and contractual stipulations of the VIE. Determining whether we would consolidate or apply the equity method to a particular VIE requires review of the VIE’s forecast, which involves analysis of company specific data, industry data, known trends and uncertainties, which are inherently subjective. Consolidating a VIE under FIN 46R rather than using the equity method can materially impact revenue, gross margin and operating income trends.

Deferred Tax Assets.  We must make certain estimates in determining income tax expense for financial statement purposes. These estimates occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. In determining the need for and amount of our valuation allowance, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. While we have been profitable over the last several years, we compete in an industry with recurring average selling price declines. These price declines require us to apply judgment related to our forecast of future profitability and our recoverability of net deferred tax assets. Unanticipated downturns, alternative technologies or other negative factors in a continually changing high technology industry could result in declining future profitability and have an adverse impact on the recoverability of deferred tax assets.

Our estimates for tax uncertainties require substantial judgment based upon the period of occurrence, complexity of the matter, available federal tax case law, interpretation of foreign laws and regulations and other estimates. There is no assurance that domestic or international tax authorities will agree with the tax positions we have taken which could materially impact future results.

Share-Based Compensation — Employee Incentive Plans and Employee Stock Purchase Plans.  Accounting for share-based compensation awards and accounting for Employee Stock Purchase Plan, or ESPP, shares are based upon the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payments, which requires the recognition of the fair value of share-based compensation. The fair value of share-based awards and ESPP shares was estimated using a Black-Scholes-Merton closed-form option valuation model. The Black-Scholes-Merton model requires the input of assumptions in implementing SFAS 123(R), including expected stock price volatility, expected term and estimated forfeitures of each award. The parameters used in the model are reviewed and adjusted on a quarterly basis. We recognized compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures at a rate of 7.59%. We make quarterly assessments of the adequacy of the APIC credit pool generated by previous share-based compensation excess tax benefits to determine if there are any tax deficiencies which require recognition in the consolidated statements of income. The fair value of restricted stock units was calculated based upon the fair market value of our common stock on the date of grant.

Business Combinations.  In accordance with the provisions of Statement of Financial Accounting Standards No. 141, or SFAS 141, Business Combinations, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development based on their estimated fair values. Management makes significant estimates and assumptions, which are believed to be reasonable, in determining the fair values of certain assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to future expected cash flows from product sales, customer relationships, acquired developed technologies and patents, expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, expected life of the core technology and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Results of Operations

Product Revenues.

		Percent		Percent
	FY 2007	Change	FY 2006	Change	FY 2005
	(In millions, except percentages)

Retail	$2,162.5	9%	$1,975.5	22%	$1,621.0
OEM	1,283.6	35%	951.0	113%	445.6

Product revenues	$3,446.1	18%	$2,926.5	42%	$2,066.6

The increase in our fiscal year 2007 product revenues was comprised of a 190% increase in the number of megabytes sold, partially offset by a 60% reduction in average selling price per megabyte. Our unit sales increased 75% compared to fiscal year 2006 with the strongest unit growth coming from cards for mobile phones. OEM revenue particularly benefited from higher sales of mobile cards and embedded products to mobile handset vendors. Retail revenue growth benefited from the growing market for cards for mobile phones as well as increased sales of USB flash drives.

The increase in our fiscal year 2006 product revenues was comprised of a 246% increase in the number of megabytes sold, partially offset by a 59% reduction in our average selling price per megabyte. The markets that we sell to have experienced price elasticity of demand. In fiscal year 2006, as the price per megabyte decreased, the average memory density of our products sold increased by 67%. Our unit sales also increased by 106% with the growth in our unit sales primarily attributable to growth in sales of cards for mobile phones and flash-based digital audio players. OEM revenues particularly benefited from higher sales of mobile cards to mobile phone manufacturers, 3D gaming cards and from our acquisition of msystems Ltd., or msystems, which accounted for an additional $115 million of revenue. Retail revenue growth benefited primarily from higher sales of mobile cards, flash-based digital audio players and USB flash drives.

Geographical Product Revenues.

	FY 2007		FY 2006		FY 2005
		Percent of		Percent of		Percent of
	Revenue	Total	Revenue	Total	Revenue	Total
	(In millions, except percentages)

United States	$1,193.6	35%	$1,259.8	43%	$978.0	47%
Japan	283.8	8%	194.0	7%	104.4	5%
EMEA	889.7	26%	728.4	25%	501.0	24%
APAC and other foreign countries	1,079.0	31%	744.3	25%	483.2	24%

Product revenues	$3,446.1	100%	$2,926.5	100%	$2,066.6	100%

In fiscal year 2007, revenue growth was strong in both APAC and EMEA primarily as a result of increased sales to OEM mobile handset vendors and the growth of mobile card and USB sales in international retail channels. Japan revenue increased from fiscal year 2006 to fiscal year 2007 primarily as a result of product revenue from our msystems acquisition in November 2006. Unit sales in United States increased 41% over fiscal year 2006; however total revenues in United States were lower by 2% due primarily to aggressive price reductions in fiscal year 2007.

In fiscal year 2006, on an absolute basis, revenues in all regions increased year-over-year. Revenue from other foreign countries, which is primarily Asia, increased the most, primarily reflecting increased sales to mobile phone manufacturers and their related contract manufacturers. Sales in Japan increased primarily from higher sales of 3D gaming cards from our acquisition of Matrix Semiconductor, Inc., or Matrix. The increase in sales in United States was due primarily to sales of our flash-based digital audio players, sales of cards for mobile phones and USB drives.

License and Royalty Revenues.

		Percent		Percent
	FY 2007	Change	FY 2006	Change	FY 2005
	(In millions, except percentages)

License and royalty revenues	$450.2	36%	$331.1	38%	$239.5

The increase in our fiscal year 2007 license and royalty revenues was primarily due to new license agreements as well as increased royalty-bearing sales by our existing licensees.

The increase in our fiscal year 2006 license and royalty revenues was primarily due to increased royalty-bearing sales by our licensees.

Gross Margins.

		Percent		Percent
	FY 2007	Change	FY 2006	Change	FY 2005
	(In millions, except percentages)

Product gross profit	$752.5	(17)%	$908.4	24%	$733.3
Product gross margins (as a percent of product revenue)	21.8%		31.0%		35.5%
Total gross margins (as a percent of total revenue)	30.9%		38.0%		42.2%

Product gross margins in fiscal year 2007 decreased 9.2 percentage points compared to fiscal year 2006 due to excess industry supply which led to price per megabyte declining faster than cost per megabyte and also led to lower-of-cost-or-market inventory charges. Gross margin was also negatively impacted by charges for excess inventory of certain products and Flash Alliance venture costs, partially offset by insurance proceeds related to claims on a fab power outage that occurred in the first quarter of fiscal year 2006. In addition, cost of product increased due to amortization of acquisition-related intangible assets of $65 million, which accounted for approximately 1.4 percentage points.

The fiscal year 2006 product gross margin decreased from fiscal year 2005 by 4.5 percentage points. Approximately 2.9 percentage points of the gross margin decline was due to average selling prices declining at a faster rate than our product cost. In addition, our margins were negatively impacted by approximately 0.8% due to the acquisition of msystems, whose business in the fourth quarter was primarily based on non-captive memory supply. In addition, cost of product increased due to amortization of acquisition-related intangible assets of $28 million and share-based compensation expense related to implementation of SFAS 123(R) of $8 million, which combined accounted for approximately 0.8% of the decrease in the product gross margins over fiscal year 2005.

Research and Development.

		Percent		Percent
	FY 2007	Change	FY 2006	Change	FY 2005
	(In millions, except percentages)

Research and development	$418.1	36%	$306.9	58%	$194.8
Percent of revenue	10.7%		9.4%		8.5%

Our fiscal year 2007 research and development expense growth was primarily due to an increase in payroll and payroll-related expenses of $43 million associated with headcount growth and our acquisition of msystems, higher consultant and outside service costs of $17 million, higher non-recurring engineering and material costs of $11 million and share-based compensation expense of $8 million related to increased headcount. In addition, in fiscal year 2007, we recognized Flash Alliance start-up costs of $18 million.

Our fiscal year 2006 research and development expense growth was primarily due to an increase in payroll, payroll-related expenses and facility-related expenses of approximately $57 million associated with headcount growth. Share-based compensation expense related to implementation of SFAS 123(R) accounted for $41 million of the research and development expense growth. In addition, research and development expense growth included initial design and development of 56-nanometer technology.

Sales and Marketing.

		Percent		Percent
	FY 2007	Change	FY 2006	Change	FY 2005
	(In millions, except percentages)

Sales and marketing	$294.6	45%	$203.4	66%	$122.2
Percent of revenue	7.6%		6.3%		5.3%

Our fiscal year 2007 sales and marketing expense growth included increased advertising and promotional costs on a worldwide basis of approximately $41 million. In addition, payroll and payroll-related expenses increased $31 million and share-based compensation expense increased $9 million, both related to full-year increased headcount and our acquisition of msystems.

Our fiscal year 2006 sales and marketing expense growth was primarily related to increased payroll and payroll-related expenses of approximately $22 million associated with headcount growth, share-based compensation expense related to implementation of SFAS 123(R) of $22 million, increased merchandising on a worldwide basis of approximately $17 million and increased marketing efforts, all in support of our higher revenue base.

General and Administrative.

		Percent		Percent
	FY 2007	Change	FY 2006	Change	FY 2005
	(In millions, except percentages)

General and administrative	$181.5	14%	$159.8	102%	$79.1
Percent of revenue	4.7%		4.9%		3.4%

Our fiscal year 2007 general and administrative expense increases were primarily related to increased payroll, payroll-related expenses and share-based compensation expense associated with headcount increases including our acquisition of msystems in November 2006.

Our fiscal year 2006 general and administrative expense increases were primarily related to increased payroll and payroll-related expenses of approximately $22 million associated with headcount increases, share-based compensation expense related to SFAS 123(R) of $30 million, higher legal expenses associated with litigation to defend our intellectual property and consulting expenses related to our acquisition of Matrix and msystems.

Write-off of Acquired In-process Technology.

		Percent		Percent
	FY 2007	Change	FY 2006	Change	FY 2005
	(In millions, except percentages)

Write-off of acquired in-process technology	n/a	—	$225.6	—	n/a
Percent of revenue	n/a		6.9%		n/a

As part of the Matrix acquisition in the first quarter of fiscal year 2006 and the msystems acquisition in the fourth quarter of fiscal year 2006, a portion of each purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off at the date of acquisition because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. As of December 30, 2007, it was estimated that the remaining in-process projects related to the msystems acquisition would be completed over the next three years at an estimated total cost of $14 million. For further discussion on write-off of acquired in-process technology, please refer to Note 14, “Business Acquisitions” to our consolidated financial statements included in Item 8 of this report.

Amortization of Acquisition-Related Intangible Assets.

		Percent		Percent
	FY 2007	Change	FY 2006	Change	FY 2005
	(In millions, except percentages)

Amortization of acquisition-related intangible assets	$25.3	45%	$17.4	—	n/a
Percent of revenue	0.6%		0.5%		n/a

The increase of amortization of acquisition-related intangible assets for the year ended December 31, 2007 was directly related to twelve months of amortization in fiscal year 2007 from our acquisition of msystems compared to less than two months of amortization in fiscal year 2006.

Our expense from the amortization of acquisition-related intangible assets for the year ended December 31, 2006 was directly related to our acquisition of Matrix in January 2006 and msystems in November 2006.

Restructuring.

		Percent		Percent
	FY 2007	Change	FY 2006	Change	FY 2005
	(In millions, except percentages)

Restructuring	$6.7	100%	n/a	—	n/a
Percent of revenue	0.2%		n/a		n/a

During the first quarter of fiscal year 2007, we implemented a restructuring plan which included reductions of our workforce in all functions of the organization worldwide and closure of redundant facilities in order to reduce our cost structure. A restructuring charge of $7 million was recorded, of which $6 million related to severance and benefits to 149 terminated employees and the remaining was primarily for excess lease obligations. This restructuring resulted in a reduction to our annual expenses of approximately $22 million in operations, research and development, sales and marketing, and general and administrative expense. We do not expect additional charges relating to this restructuring plan. For further discussion on our restructuring plans, please refer to Note 9, “Restructuring,” to our consolidated financial statements included in Item 8 of this report.

Other Income.

		Percent		Percent
	FY 2007	Change	FY 2006	Change	FY 2005
	(In millions, except percentages)

Interest income	$133.4	32%	$101.1	136%	$42.8
Interest expense	(16.9)	59%	(10.6)	1667%	(0.6)
Income (loss) in equity investments	(9.9)	(248)%	6.7	186%	(7.8)
Other income, net	15.3	113%	7.2	213%	2.3

Total other income, net	$121.9	17%	$104.4	184%	$36.7

The increase in other income from fiscal year 2006 to fiscal year 2007 was primarily due to interest income of $133 million offset by full year interest expense of ($17) million resulting from our $1.15 billion debt offering in May 2006 and the acquired msystems’ $75 million debt offering, and an impairment charge of ($10) million to our FlashVision investment included in “Income (loss) in equity investments.”

Other income for fiscal year 2006 was comprised primarily of interest income of $101 million offset by interest expense of ($11) million resulting from our $1.15 billion debt offering in May 2006. See Note 5, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.

Provision for Income Taxes.

		Percent		Percent
	FY 2007	Change	FY 2006	Change	FY 2005

Provision for income taxes	$174.8	(24)%	$230.2	1%	$226.9
Effective tax rates	43.9%		53.5%		37.0%

Our fiscal year 2007 effective tax rate decreased from fiscal year 2006 primarily due to the fiscal year 2006 write-off of acquired in-process technology and higher tax-exempt interest income in fiscal year 2007. This decrease was partially offset by foreign losses not benefited and non-deductible share-based compensation expenses.

We adopted FIN 48 at the beginning of fiscal year 2007. As a result of the adoption, we recognized approximately a $1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings as of January 1, 2007. See Note 10, “Income Taxes,” to our consolidated financial statements included in Item 8 of this report for further discussion on the impact of FIN 48.

Our fiscal year 2006 effective tax rate increased over fiscal year 2005 primarily due to the write-off of acquired in-process technology and non-deductible share-based compensation expenses, which was partially offset by foreign earnings at other than U.S. rates.

Liquidity and Capital Resources

Cash Flows.  Operating activities generated $652.9 million of cash during the fiscal year ended December 30, 2007. The primary sources of operating cash flow for the fiscal year ended December 30, 2007 were: (1) net income, adjusted to exclude the effect of non-cash charges including depreciation, amortization, share-based compensation, loss on equity investments and deferred taxes, and (2) changes in balance sheet accounts including a decrease in accounts receivable and increases in accounts payable trade and accounts payable to related parties, which were partially offset by increases in inventory and other assets and a decrease in other liabilities.

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

We used $1.22 billion for investing activities during the fiscal year ended December 30, 2007. Purchases of short and long-term investments, net of proceeds from sales and maturities of short-term investments, totaled $318.3 million. Capital expenditures for the year were $259.0 million and investments and notes to the flash ventures with Toshiba were $613.3 million, net of repayments.

We used $978.1 million for investing activities during the fiscal year ended December 31, 2006. Purchases of short and long-term investments, net of proceeds from sales and maturities of short-term investments, totaled $638.9 million. Capital expenditures totaling $176.5 million and investments and notes to the flash ventures with Toshiba of $204.1 million, net of repayments was partially offset by cash acquired of $51.8 million as a result of our acquisition of Matrix and msystems.

We used $181.0 million of cash for financing activities during the fiscal year ended December 30, 2007 comprised primarily of $299.6 million to purchase treasury shares pursuant to our share repurchase program, partially offset by cash received from exercises of share-based awards of $100.3 million. Additionally, during the fiscal year ended December 30, 2007, we received a tax benefit of $18.4 million on employee stock programs.

In fiscal year 2006, we generated $1.20 billion of cash from financing activities including $1.13 billion from the issuance of the 1% Convertible Senior Notes, net of issuance costs, partially offset by the purchase of the convertible bond hedge of $386.1 million. We received $308.7 million from the issuance of warrants and

$96.3 million from exercises of share-based awards. Additionally, during the fiscal year ended December 31, 2006, we received a tax benefit of $57.4 million on employee stock programs.

Liquid Assets.  At December 30, 2007, we had cash, cash equivalents and short-term investments of $1.84 billion.

Short-Term Liquidity.  As of December 30, 2007, our working capital balance was $2.39 billion. We do not expect any liquidity constraints over the next twelve months. We expect our loans and investments in the flash ventures with Toshiba as well as our investments in property, plant and equipment to be approximately $1.0 billion in fiscal year 2008.

Long-Term Requirements.  Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business in the future. We may also make equity investments in other companies or engage in merger or acquisition transactions. These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding the flash ventures with Toshiba; increasing our wafer supply; developing or enhancing our products; taking advantage of future opportunities; engaging in investments in or acquisitions of companies; growing our business or responding to competitive pressures or unanticipated industry changes; any of which could harm our business.

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

In November 2006, we assumed through our acquisition of msystems, their $75 million in aggregate principal amount of 1% Convertible Senior Notes due 2035, or the 1% Notes due 2035. The 1% Notes due 2035 pay interest at a rate of 1% per annum. The 1% Notes due 2035 may be converted into our common stock, under certain circumstances, based on an initial conversion rate of 26.8302 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $37.27 per share). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. See Note 5, “Financing Arrangements,” to our consolidated financial statements in Item 8 of this report.

Toshiba Ventures.  We are a 49.9% percent owner in FlashVision, Flash Partners and Flash Alliance, or collectively referred to as Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. This equipment is funded or will be funded by investments in or loans to the ventures from us and Toshiba. Flash Ventures purchase wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. In addition to the semiconductor assets owned or leased by Flash Ventures, we directly own certain semiconductor manufacturing equipment in Toshiba’s Yokkaichi, Japan operations from which we receive 100% of the output. See Note 13, “Related Parties and Strategic Investments,” to our consolidated financial statements in Item 8 of this report.

From time-to-time, we and Toshiba mutually approve increases in the wafer supply capacity of Flash Ventures that may contractually obligate us to increase capital funding. As of December 30, 2007, Flash Partners’ Fab 3 had reached full capacity of approximately 150,000 wafers per month; however, we expect to continue to invest in Flash Partners in order to convert to the next technology node. The capacity of Flash Alliance’s Fab 4 at full expansion is expected to be approximately 210,000 wafers per month, and the timeframe to reach full capacity is to be mutually agreed upon by both parties. In fiscal year 2008, we expect to invest approximately $2 billion in Flash Ventures, which we expect will be funded through additional investments, loans, lease guarantees and working capital contributions to Flash Ventures. On February 19, 2008, we signed a non-binding memorandum of understanding with Toshiba for a new memory wafer fab in Japan. No specific investment amount has been determined by the parties. However, we expect in fiscal year 2009 and beyond to be required to make investments, loans and guarantees related to our portion of the equipment and start-up costs, should a definitive agreement be signed. See Note 12, “Commitments, Contingencies and Guarantees,” to our consolidated financial statements in Item 8 of this report.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of sales. Flash Ventures are variable interest entities, and we are not the primary beneficiary of these ventures because we are entitled to less than a majority of expected gains and losses with respect to each venture. Accordingly, we account for our investments under the equity method and do not consolidate.

Under Flash Ventures’ agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. As of December 30, 2007, we had accrued liabilities related to those expenses of $8.0 million. Our common research and development obligation related to Flash Ventures is variable but capped at fixed quarterly amounts through fiscal year 2008. In addition to general NAND product development and common semiconductor research performed by Toshiba, both parties perform direct research and development activities specific to Flash Ventures, and our contribution is based on a variable computation. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.

For semiconductor fixed assets that are leased by Flash Ventures, we and/or Toshiba guaranteed, in whole or in part, a portion of the outstanding lease payments under each of those leases through various methods. These obligations are denominated in Japanese yen and are noncancelable. Under the terms of the FlashVision lease, Toshiba guaranteed these commitments on behalf of FlashVision and we agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of its guarantee of the FlashVision equipment lease arrangement. As of December 30, 2007, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 3.6 billion Japanese yen, or approximately $32 million based upon the exchange rate at December 30, 2007. Under the terms of Flash Partners and Flash Alliance leases, we guaranteed on an unsecured and several basis 50% of Flash Partners and Flash Alliance’s lease obligations under master lease agreements entered into from December 2004 through November 2007. Our total lease obligation guarantee, net of lease payments as of December 30, 2007, was 125.0 billion Japanese yen, or approximately $1.11 billion based upon the exchange rate at December 30, 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at December 30, 2007, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 12, “Commitments, Contingencies and Guarantees,” to our consolidated financial statements included in Item 8 of this report.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. We have not used financial instruments to hedge our economic exposures related to costs or revenue denominated in currencies other than the U.S. dollar. Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers. In addition, we also have significant expenses denominated in the Chinese renminbi, or RMB, and the Israeli New Israel shekel, or ILS. We do not enter into derivatives for speculative or trading purposes. In fiscal years 2007 and 2006, we used foreign currency forward contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. Our derivative instruments are recorded at fair value with changes recorded in other income (expense) or accumulated other income. See Note 12, “Commitments, Contingencies and Guarantees” to our consolidated financial statements included in Item 8 of this report.

For a discussion of foreign operating risks and foreign currency risks, see Item 1A, “Risk Factors.”

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our consolidated financial statements included in Item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified marketable securities, consisting primarily of investment grade securities. As of December 30, 2007, a hypothetical 50 basis point increase in interest rates would result in an approximate $12.7 million decline (less than 0.49%) in the fair value of our available-for-sale debt securities.

Foreign Currency Risk.  A substantial majority of our revenue, expense and capital purchasing activity is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese yen. Movements in currency exchange rates, especially the Japanese yen, could cause variability in our revenues, expenses, or other income (expense), net. We had net forward exchange contracts in place to sell the U.S. dollar equivalent of approximately $538 million in foreign currencies based upon the exchange rate at December 30, 2007 and approximately $72 million as of December 31, 2006. The effect of an immediate 10% adverse change in exchange rates on forward exchange contracts would result in an approximate $64 million loss. However, as we utilize foreign currency instruments for mitigating anticipated balance sheet exposures, a loss in fair value for those instruments is generally offset by increases in the functional currency value of the underlying non-functional currency-denominated monetary assets and liabilities. See Item 1A, “Risk Factors” and Note 12, “Commitments, Contingencies and Guarantees,” to our consolidated financial statements included in Item 8 of this report.

Market Risk.  We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies. As of December 30, 2007, a reduction in prices of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $2 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 30, 2007. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2007.

However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Our independent registered public accounting firm has audited the financial statements included in Item 8 of this report and has issued an attestation report on the Company’s internal control over financial reporting which is included at page F-3.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under “Business-Executive Officers” in this report and under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

The information required by this item is set forth under “Director Compensation - Fiscal 2007,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Summary Compensation Table - Fiscal 2007,” “Outstanding Equity Awards at Fiscal 2007 Year-End” and “Option Exercises and Stock Vested in Fiscal 2007” in our Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is set forth under “Compensation Committee Interlocks and Insider Participation,” “Certain Transactions and Relationships,” and under “Election of Directors” in our Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” and “Report of the Audit Committee” in our Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

1)	All financial statements

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

We have audited the accompanying consolidated balance sheets of SanDisk Corporation as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 30, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, on January 2, 2006, SanDisk Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment. As discussed in Note 10 to the consolidated financial statements, on January 1, 2007, SanDisk Corporation adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SanDisk Corporation’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) and our report, dated February 19, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 19, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited SanDisk Corporation’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SanDisk Corporation as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007 of SanDisk Corporation and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 19, 2008

SANDISK CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2007	2006
	(In thousands, except for share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$833,749	$1,580,700
Short-term investments	1,001,641	1,251,493
Accounts receivable from product revenues, net of allowance for doubtful accounts of $13,790 in fiscal year 2007 and $11,452 in fiscal year 2006	462,983	611,740
Inventory	555,077	495,984
Deferred taxes	212,255	176,007
Other current assets	233,952	125,937

Total current assets	3,299,657	4,241,861
Long-term investments	1,060,393	457,184
Property and equipment, net	422,895	317,965
Notes receivable and investments in flash ventures with Toshiba	1,108,905	462,307
Deferred taxes	117,130	102,100
Goodwill	840,870	910,254
Intangibles, net	322,023	389,078
Other non-current assets	62,946	87,034

Total assets	$7,234,819	$6,967,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$285,711	$261,870
Accounts payable to related parties	158,443	139,627
Other current accrued liabilities	286,850	311,000
Deferred income on shipments to distributors and retailers and deferred revenue	182,879	183,950

Total current liabilities	913,883	896,447
Convertible long-term debt	1,225,000	1,225,000
Non-current liabilities	135,252	72,226

Total liabilities	2,274,135	2,193,673

Minority interest	1,067	5,976
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares:
4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares:
800,000,000; Issued and outstanding: 224,166,707 in fiscal year 2007 and 226,518,283 in fiscal year 2006	224	226
Capital in excess of par value	3,796,849	3,656,895
Retained earnings	1,130,069	1,105,520
Accumulated other comprehensive income	32,475	5,493

Total stockholders’ equity	4,959,617	4,768,134

Total liabilities and stockholders’ equity	$7,234,819	$6,967,783

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(In thousands, except per share amounts)

Revenues:
Product	$3,446,125	$2,926,472	$2,066,607
License and royalty	450,241	331,053	239,462

Total revenues	3,896,366	3,257,525	2,306,069
Cost of product revenues	2,628,838	2,007,684	1,333,335
Amortization of acquisition-related intangible assets	64,809	10,368	—

Total cost of product revenues	2,693,647	2,018,052	1,333,335

Gross profit	1,202,719	1,239,473	972,734
Operating expenses:
Research and development	418,066	306,866	194,810
Sales and marketing	294,594	203,406	122,232
General and administrative	181,509	159,835	79,110
Restructuring	6,728	—	—
Write-off of acquired in-process technology	—	225,600	—
Amortization of acquisition-related intangible assets	25,308	17,432	—

Total operating expenses	926,205	913,139	396,152

Operating income	276,514	326,334	576,582
Interest income	133,355	101,088	42,835
Income (loss) in equity investments	(9,949)	6,678	(7,847)
Interest (expense) and other income (expense), net	(1,504)	(3,392)	1,737

Total other income	121,902	104,374	36,725

Income before provision for income taxes	398,416	430,708	613,307
Provision for income taxes	174,848	230,193	226,923

Income after taxes	223,568	200,515	386,384
Minority interest	5,211	1,619	—

Net income	$218,357	$198,896	$386,384

Net income per share:
Basic	$0.96	$1.00	$2.11

Diluted	$0.93	$0.96	$2.00

Shares used in computing net income per share:
Basic	227,744	198,929	183,008
Diluted	235,857	207,451	193,016

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital in		Accumulated
	Common	Common	Excess of		Other		Total
	Stock	Stock	Par	Retained	Comprehensive	Deferred	Stockholders’
	Shares	Par Value	Value	Earnings	Income(Loss)	Compensation	Equity
	(In thousands)

Balance at January 2, 2005	179,964	$180	$1,406,373	$520,240	$18,893	$(5,536)	$1,940,150

Net income				386,384			386,384
Unrealized loss on available for sale securities					(1,901)		(1,901)
Unrealized loss on investments in foundries					(840)		(840)
Foreign currency translation					(13,517)		(13,517)

Comprehensive income							370,126

Issuance of shares pursuant to equity plans	7,937	8	108,686				108,694
Issuance of stock pursuant to employee stock purchase plan	321		6,704				6,704
Deferred compensation			4,438			(4,438)	—
Amortization of deferred compensation						2,499	2,499
Income tax benefit from stock options exercised			95,618				95,618

Balance at January 1, 2006	188,222	188	1,621,819	906,624	2,635	(7,475)	2,523,791

Net income				198,896			198,896
Unrealized income on available for sale securities					2,315		2,315
Unrealized loss on investments in foundries					(227)		(227)
Foreign currency translation					770		770

Comprehensive income							201,754

Issuance of shares pursuant to equity plans	4,861	5	87,049				87,054
Issuance of stock pursuant to employee stock purchase plan	264		9,250				9,250
Issuance of restricted stock	63						—
Income tax benefit from stock options exercised			61,453				61,453
Share-based compensation expense and reversal of deferred compensation			96,415			7,475	103,890
Purchased calls			(386,090)				(386,090)
Sold Warrants			308,672				308,672
Tax benefit on purchased calls			145,556				145,556
Issuance of stock and equity awards related to acquisitions	33,108	33	1,686,356				1,686,389
Reclass of premium on assumed msystems convertible debt			26,415				26,415

Balance at December 31, 2006	226,518	226	3,656,895	1,105,520	5,493	—	4,768,134

Net income				218,357			218,357
Unrealized income on available for sale investments					11,185		11,185
Foreign currency translation					15,797		15,797

Comprehensive income							245,339

Issuance of shares pursuant to equity plans	4,724	5	87,010				87,015
Issuance of stock pursuant to employee stock purchase plan	386	—	13,296				13,296
Income tax benefit from stock options exercised			18,442				18,442
Shared-based compensation expense			132,647				132,647
Cumulative effect to prior year related to unrecognized tax benefits upon adoption of FIN 48			(4,756)	(993)			(5,749)
Share repurchases	(7,461)	(7)	(106,785)	(192,815)			(299,607)
Consolidated venture capital contributions			100				100

Balance at December 30, 2007	224,167	$224	$3,796,849	$1,130,069	$32,475	$—	$4,959,617

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(In thousands)

Cash flows from operating activities:
Net income	$218,357	$198,896	$386,384
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred and other taxes	(35,188)	(25,636)	(1,538)
(Gain) loss on equity investments	7,844	(2,480)	8,480
Depreciation and amortization	255,743	135,585	65,774
Provision for doubtful accounts	3,530	3,316	(272)
FlashVision wafer cost adjustment	—	—	(2,263)
Share-based compensation expense	133,010	100,641	—
Excess tax benefit from share-based compensation	(18,375)	(57,393)	—
Write-off of acquired in-process technology	—	225,600	—
Other non-cash charges (income)	4,877	(313)	9,833
Changes in operating assets and liabilities:
Accounts receivable from product revenues	145,657	(115,061)	(134,207)
Inventory	(57,586)	(23,660)	(135,162)
Other assets	(34,789)	(12,094)	(31,148)
Accounts payable trade	23,772	(64,228)	148,234
Accounts payable to related parties	20,966	24,617	24,657
Other liabilities	(14,891)	210,273	142,083

Total adjustments	434,570	399,167	94,471

Net cash provided by operating activities	652,927	598,063	480,855

Cash flows from investing activities:
Purchases of short and long-term investments	(3,717,897)	(2,135,973)	(807,467)
Proceeds from sale and maturities of short and long-term investments	3,399,583	1,497,120	722,986
Notes receivable from Matrix Semiconductor, Inc.	—	—	(20,000)
Acquisition of property and equipment, net	(258,954)	(176,474)	(134,477)
Notes receivable proceeds (issuance), FlashVision Ltd.	37,512	23,538	(34,249)
Notes receivable from Flash Partners Ltd.	(525,252)	(95,445)	—
Notes receivable from Tower Semiconductor Ltd.	—	(9,705)	—
Investment in Flash Partners Ltd. and Flash Alliance Ltd.	(125,547)	(132,209)	(21,790)
Purchased technology and other assets	(27,803)	—	(4,500)
Cash acquired in business combinations, net of acquisition costs	—	51,087	—

Net cash used in investing activities	(1,218,358)	(978,061)	(299,497)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,125,500	—
Proceeds from employee stock programs	100,311	96,304	115,398
Proceeds from debt financing	9,803	—	—
Purchase of convertible bond hedge	—	(386,090)	—
Proceeds from issuance of warrants	—	308,672	—
Distribution to minority interest	(9,880)	(4,491)	—
Excess tax benefit from share-based compensation	18,375	57,393	—
Share repurchase programs	(299,607)	—	—

Net cash provided by (used in) financing activities	(180,998)	1,197,288	115,398

Effect of changes in foreign currency exchange rates on cash	(522)	1,352	1,507

Net increase (decrease) in cash and cash equivalents	(746,951)	818,642	298,263
Cash and cash equivalents at beginning of the year	1,580,700	762,058	463,795

Cash and cash equivalents at end of the year	$833,749	$1,580,700	$762,058

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(193,300)	$(81,100)	$(164,345)

Cash paid for interest expense	$(15,168)	$(6,965)	$(17)

Non-cash financing and investing activities:
Issuance of shares in a business combination	$—	$1,607,450	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1:	Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations.  SanDisk Corporation (together with its subsidiaries, the “Company”) was incorporated in Delaware on June 1, 1988. The Company designs, develops, markets and manufactures flash storage card products used in a wide variety of consumer electronics products. The Company operates in one segment, flash memory storage products.

Basis of Presentation.  The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2007, 2006 and 2005 each consisted of 52 weeks.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries. The consolidated financial statements also include the results of companies acquired by the Company from the date of each acquisition.

Reclassification.  Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of publicly traded unrestricted equity securities from other current assets to short-term investments.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories and related impairment, investments, income taxes, warranty obligations, restructuring and contingencies, share-based compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs.  The Company recognizes revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed or determinable pricing and reasonable assurance of realization. Sales made to distributors and retailers are generally under agreements allowing price protection and/or a right of return and, therefore, the revenues and related costs of these transactions are deferred until the retailers or distributors sell-through the merchandise to their end customer, or the rights of return expire. Estimated sales returns are provided for as a reduction to product revenue and were not material for any period presented in the accompanying consolidated financial statements. The cost of shipping products to customers is included in cost of product revenues. The Company recognizes expenses related to sales commissions in the period in which they are earned.

Revenue from patent licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement and on the timing of sales of licensed products. The Company generally recognizes royalty revenue when it is reported to the Company by its licensees, which is generally one quarter in arrears from the licensees’ sales. For licensing fees that are not determined by the number of licensed units sold, the Company recognizes license fee revenue on a straight-line basis over the life of the license.

The Company records estimated reductions of revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising and other volume-based incentives and expected returns. Additionally, the Company has incentive programs that require it to estimate, based on historical experience, the number of customers who will actually redeem the incentive. All sales incentive programs are recorded as an offset to product revenues or deferred revenues. Marketing development programs are recorded as a reduction to revenue in compliance with Emerging Issues Task Force No. 01-9, (“EITF 01-9”), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable include amounts owed by geographically dispersed distributors, retailers and OEM customers. No collateral is required. Provisions are provided for sales returns and credit losses.

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

In July 2006 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of our retained earnings as of January 1, 2007.

Foreign Currency.  The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the exchange rate in effect on the balance sheet date and any gains and losses are included in cumulative translation adjustment. The Company continuously evaluates its foreign currency exposures and may continue to enter into hedges or other risk mitigating arrangements in the future. Aggregate gross foreign currency transaction gain (loss) prior to corresponding foreign exchange hedge offset recorded to net income was $15.6 million, ($2.5) million and ($5.1) million in fiscal years 2007, 2006 and 2005, respectively.

Cash Equivalents, Short and Long-Term Investments.  Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Short and long-term fixed income investments consist of commercial paper, United States (“U.S.”) government and agency obligations, corporate/municipal notes and bonds, auction rate securities and variable rate demand notes, all with high-credit quality. Both short and long-term investments also include investments in certain equity securities. The fair market value, based on quoted market prices, of cash equivalents, short and long-term investments at December 30, 2007 approximated their carrying value. Cost of securities sold is based on a first-in, first-out method.

In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates both quantitative and qualitative information including the market conditions, offering prices, trends of earnings, price multiples and other key measures. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment.  Property, plant and equipment are carried at cost less accumulated depreciation, estimated residual value, if any, and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, ranging from two to twenty-five years.

Variable Interest Entities.  The Company evaluates its equity method investments to determine whether any investee is a variable interest entity within the meaning of the FASB Interpretation No. 46R, (“FIN 46R”), Accounting for Variable Interest Entities. If the Company concludes that an investee is a variable interest entity, the Company evaluates its expected gains and losses of such investee to determine whether the Company is the primary beneficiary of the investee. If the Company is the primary beneficiary of a variable interest entity, the Company consolidates such entity and reflects the minority interest of other beneficiaries of that entity. If the Company concludes that an investee is not a variable interest entity, the Company does not consolidate the investee.

Equity Investments.  The Company accounts for investments in equity securities of other entities, including variable interest entities that are not consolidated, under the cost method of accounting if investments in voting equity interests of the investee is less than 20%. The equity method of accounting is used if its investment in voting stock is greater than or equal to 20% but less than a majority. In considering the accounting method for investments less than 20%, the Company also considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee. If certain factors are present, the Company could account for investments for which it has less than a 20% ownership under the equity method of accounting. Certain of the Company’s investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments in public companies with restrictions greater than one year are carried at cost. Investments in public and non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other-than-temporary are reported in other income (expense) in the accompanying Consolidated Statements of Income.

Inventories and Inventory Valuation.  Inventories are stated at the lower of cost (first-in, first-out) or market. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected. Reductions in inventory valuation are included in cost of product revenues in the accompanying Consolidated Statements of Income. The Company’s inventory impairment charges permanently establish a new cost basis and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable. Rather these amounts are reversed into income only if, as and when the inventory is sold.

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

Other Long-Lived Assets.  Intangible assets with definite useful lives and other long-lived assets are tested for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for Impairment of Disposal of Long-Lived Assets. The Company assesses the carrying value of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include (1) significant under-performance relative to the historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends, and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions about

Notes to Consolidated Financial Statements — (Continued)

the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations.

Fair Value of Financial Instruments.  For certain of the Company’s financial instruments, including accounts receivable, short-term investments and accounts payable, the carrying amounts approximate fair market value due to their short maturities. For those financial instruments where the carrying amounts differ from fair market value, the following table represents the related cost basis and the estimated fair values, which are based on quoted market prices (in millions):

	As of December 30, 2007		As of December 31, 2006
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value

1% Convertible senior notes due 2013	$1,150	$913	$1,150	$995
1% Convertible notes due 2035	75	85	75	98
Restricted long-term securities	—	—	10	15

Advertising Expenses.  Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as marketing expense. Advertising expenses not meeting this criteria are classified as a reduction to product revenue. Any other advertising expenses not meeting these conditions are expensed as incurred. Advertising expenses were $35.5 million, $24.8 million and $15.2 million in fiscal years 2007, 2006 and 2005, respectively.

Research and Development Expenses.  Research and development expenditures are expensed as incurred.

Note 2:	Recent Accounting Pronouncements

SFAS No. 160.  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is assessing the impact of SFAS 160 to its consolidated results of operations and financial position.

SFAS No. 141 (revised).  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised) (“SFAS 141(R)”), Business Combinations. The standard changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after the acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS 141(R) becomes effective, which will be in the first quarter of the Company’s fiscal year 2009. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, whereas currently the accounting treatment would require any adjustment to be recognized through the purchase price. The Company expects SFAS 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific

Notes to Consolidated Financial Statements — (Continued)

effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company is assessing the impact of SFAS 141(R) to its future consolidated financial statements.

SFAS No. 157.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. The provisions of SFAS 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 beginning in the first quarter of fiscal year 2008 and does not expect the adoption of SFAS 157 to have a material impact to its consolidated results of operations and financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which is the Company’s first quarter of fiscal year 2008.

SFAS No. 159.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Establishing the Fair Value Option for Financial Assets and Liabilities. The FASB has issued SFAS 159 to permit all entities to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company will adopt SFAS 159 beginning in the first quarter of fiscal year 2008 and does not expect SFAS 159 to have a material impact to its consolidated results of operations and financial condition.

EITF Issue No. 07-3.  In the June 2007 meeting, the Emerging Issues Task Force (“EITF”), reached a final consensus on EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company will adopt this pronouncement beginning in the first quarter of fiscal year 2008 and does not expect the adoption of EITF 07-3 to have a material impact on its consolidated results of operations and financial condition.

FSP No. APB 14-a.  The FASB issued a proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations. In November 2007, the FASB announced it is expected to begin its redeliberations of the proposed FSP in February 2008. Therefore, final guidance will not be issued until at least the end of the first quarter of 2008, and earlier

Notes to Consolidated Financial Statements — (Continued)

application would not be permitted. The guidance in the proposed FSP would be applied retrospectively to all periods presented. While the proposed FSP has not yet been finalized by the FASB, the Company’s initial estimate based upon the current interpretations by the FASB, is that the Company would be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Notes due 2013, including approximately $50 million to $55 million in fiscal year 2008. However, these amounts are subject to material change based upon finalization of the proposed FSP.

Note 3:	Balance Sheet Information

Available-for-Sale Investments.  Available-for-sale investments for the fiscal years ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

	December 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Market		Unrealized	Unrealized	Market
	Book Value	Gains	Losses	Value	Book Value	Gains	Losses	Value

U.S. Treasury and agency securities	$142,667	$269	$—	$142,936	$846,560	$257	$(962)	$845,855
U.S. Corporate notes and bonds	340,458	11	—	340,469	975,597	—	(423)	975,174
Municipal notes and bonds	2,094,585	12,203	(109)	2,106,679	1,207,611	224	(200)	1,207,635
Equity investments	89,678	6,266	(10,965)	84,979	90,350	14,528	(4,938)	99,940

Total available-for-sale investments	$2,667,388	$18,749	$(11,074)	$2,675,063	$3,120,118	$15,009	$(6,523)	$3,128,604

A summary of the carrying values and balance sheet classification for the fiscal years ended December 30, 2007 and December 31, 2006 were as follows (in thousands):

	December 30,	December 31,
	2007	2006

Cash on hand	$220,720	$160,773
Cash equivalents	613,029	1,419,927
Short-term investments	1,001,641	1,251,493
Long-term investment	1,060,393	457,184

Total	$2,895,783	$3,289,377

The following table summarizes at December 30, 2007, those securities that have been in an unrealized loss position, the fair value and gross unrealized losses on the available-for-sale investments aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position. All unrealized losses on available-for-sale securities have been in a continuous unrealized loss position for less than 12 months. Available-for-sale securities that were in an unrealized gain position have been excluded from the table (in thousands):

	Less than 12 Months
		Gross
		Unrealized
	Market Value	Losses

U.S. Treasury and agency securities	$39,859	$—
Municipal notes and bonds	66,034	(109)
Equity investments	60,436	(10,965)

Total	$166,329	$(11,074)

The gross unrealized losses related to fixed income securities were primarily due to changes in interest rates. The gross unrealized loss related to publicly traded equity securities were due to changes in market prices. Gross unrealized losses on all available-for-sale securities at December 30, 2007 are considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair

Notes to Consolidated Financial Statements — (Continued)

value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.

Gross realized gains and losses on sales of available-for-sale securities during the fiscal year ended December 30, 2007 were immaterial.

Debt securities at December 30, 2007 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

		Estimated
	Cost	Fair Value

Short and long-term investments:
Due in one year or less	$980,157	$981,513
Due after one year through five years	984,536	995,541

Total	$1,964,693	$1,977,054

Accounts Receivable from Product Revenues, net.  Accounts receivable from product revenues, net, were as follows (in thousands):

	December 30,	December 31,
	2007	2006

Trade accounts receivable	$1,027,588	$1,056,616
Related party accounts receivable	4,725	41,708
Allowance for doubtful accounts	(13,790)	(11,452)
Price protection, promotions and other activities	(555,540)	(475,132)

Total accounts receivable from product revenues, net	$462,983	$611,740

See Note 13, “Related Parties and Strategic Investments,” for additional information on related party accounts receivable.

Allowance for Doubtful Accounts.  The activity in the allowance for doubtful accounts was as follows (in thousands):

	December 30,	December 31,	January 1,
	2007	2006	2006

Balance, beginning of period	$11,452	$8,050	$8,462
Additions charged to costs and expenses	3,519	6,142	376
Deductions (write-offs)	(1,181)	(2,740)	(788)

Balance, end of period	$13,790	$11,452	$8,050

Inventory.  Inventories, net of reserves, were as follows (in thousands):

	December 30,	December 31,
	2007	2006

Raw material	$197,077	$157,163
Work-in-process	94,283	64,009
Finished goods	263,717	274,812

Total inventory	$555,077	$495,984

Notes to Consolidated Financial Statements — (Continued)

Other Current Assets.  Other current assets were as follows (in thousands):

	December 30,	December 31,
	2007	2006

Royalty and other receivables	$103,802	$97,130
Prepaid expenses	21,874	22,276
Other current assets	108,276	6,531

Total other current assets	$233,952	$125,937

Property and Equipment.  Property and equipment consisted of the following (in thousands):

	December 30,	December 31,
	2007	2006

Machinery and equipment	$649,075	$483,134
Software	68,664	54,411
Building	32,972	24,148
Capital land lease	7,272	3,197
Furniture and fixtures	6,382	5,604
Leasehold improvements	33,419	13,957

Property and equipment, at cost	797,784	584,451
Accumulated depreciation and amortization	(374,889)	(266,486)

Property and equipment, net	$422,895	$317,965

Depreciation expense of property, plant and equipment totaled $146.8 million, $102.5 million and $63.1 million in fiscal years 2007, 2006 and 2005, respectively.

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba were as follows (in thousands):

	December 30,	December 31,
	2007	2006

Notes receivable, FlashVision Ltd.	$—	$38,229
Notes receivable, Flash Partners Ltd.	639,834	92,421
Investment in FlashVision Ltd.	159,146	159,144
Investment in Flash Partners Ltd.	177,529	168,210
Investment in Flash Alliance Ltd.	132,396	4,303

Total notes receivable and investments in the flash ventures with Toshiba	$1,108,905	$462,307

In the fourth quarter of fiscal year 2007, the Company recorded a $10.0 million impairment charge related to its equity investment in FlashVision. The Company is currently in negotiations with Toshiba regarding the future of the FlashVision venture which may include Toshiba purchasing the Company’s shares, sale and distribution of the venture’s equipment and underlying assets or a combination thereof. The impairment charge is based upon the expected outcome of these negotiations and related cash flows. There can be no assurance of a positive outcome to these negotiations which could lead to additional impairment charges.

Notes to Consolidated Financial Statements — (Continued)

Other Current Accrued Liabilities.  Other current accrued liabilities were as follows (in thousands):

	December 30,	December 31,
	2007	2006

Accrued payroll and related expenses	$94,220	$61,050
Income taxes payable	56,945	110,009
Research and development liability, related party	8,000	5,850
Other accrued liabilities	127,685	134,091

Total other current accrued liabilities	$286,850	$311,000

Non-current liabilities.  Non-current liabilities were as follows (in thousands):

	December 30,	December 31,
	2007	2006

Deferred tax liability	$14,479	$27,257
Income taxes payable	79,608	—
Accrued restructuring	11,891	13,799
Other non-current liabilities	29,274	31,170

Total non-current liabilities	$135,252	$72,226

Warranties.  Liability for warranty expense is included in other accrued liabilities in the accompanying consolidated balance sheets and the activity was as follows (in thousands):

	December 30,	December 31,	January 1,
	2007	2006	2006

Balance, beginning of period	$15,338	$11,257	$11,380
Additions and adjustments to cost of product revenues	8,303	6,606	6,033
Usage	(4,979)	(2,525)	(6,156)

Balance, end of period	$18,662	$15,338	$11,257

The majority of the Company’s products have a warranty ranging from one to five years. A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice. The Company’s warranty liability is affected by customer and consumer returns, product failures and repair or replacement costs incurred. Should actual product failure rates, or repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty liability would be required.

Accumulated Other Comprehensive Income.  Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the foreign currency translation and unrealized gains and losses on available-for-sale investments, net of taxes, for all periods presented (in thousands):

	December 30,	December 31,
	2007	2006

Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$8,657	$(2,528)
Foreign currency translation	23,818	8,021

Total accumulated other comprehensive income	$32,475	$5,493

The amount of income tax expense allocated to unrealized gain (loss) on available-for-sale investments was immaterial at December 30, 2007 and December 31, 2006, respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 4:	Goodwill and Other Intangible Assets

Goodwill.  Goodwill balance is presented below (in thousands):

Balance at December 31, 2006	$910,254
Goodwill adjustment	(69,384)

Balance at December 30, 2007	$840,870

The goodwill adjustment for the year ended December 30, 2007 was primarily the result of purchase price adjustments related to the msystems Ltd. (“msystems”) acquisition and to a lesser extent from the Matrix Semiconductor, Inc. (“Matrix”) acquisition. See Note 14, “Business Acquisitions.”

In accordance with Statement of Financial Accounting Standards No. 142, (“SFAS 142”), Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is reviewed and tested for impairment at least annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company’s reporting unit level by comparing the carrying amount, including goodwill, to the fair value. In performing the analysis, the Company uses the best information available, including reasonable and supportable assumptions and projections. If the carrying amount of the Company exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs an annual goodwill impairment test with an effective date of the first day of the fourth fiscal quarter.

Other Intangible Assets.  Other intangible asset balances are presented below (in thousands):

	December 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core technology	$311,801	$(78,863)	$232,938	$311,801	$(18,135)	$293,666
Developed product technology	12,900	(4,689)	8,211	12,900	(2,103)	10,797
Trademarks	4,000	(4,000)	—	4,000	(911)	3,089
Backlog	5,000	(5,000)	—	5,000	(1,139)	3,861
Supply agreement	2,000	(2,000)	—	2,000	(46)	1,954
Customer relationships	80,100	(23,907)	56,193	80,100	(6,008)	74,092

Acquisition-related intangible assets	415,801	(118,459)	297,342	415,801	(28,342)	387,459
Technology licenses and patents	39,243	(14,562)	24,681	7,388	(5,769)	1,619

Total	$455,044	$(133,021)	$322,023	$423,189	$(34,111)	$389,078

Other intangible assets increased by $31.9 million in the fiscal year ended December 30, 2007, primarily due to technology licenses and patents purchased from third parties. Amortization expense of intangible assets totaled $98.9 million, $29.8 million and $2.7 million in fiscal years 2007, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements — (Continued)

The annual expected amortization expense of other intangible assets as of December 30, 2007 is presented below:

	Estimated Amortization Expenses
		Technology
	Acquisition-related	Licenses and
Fiscal periods	Intangible Assets	Patents
	(In thousands)

2008	$76,229	$6,824
2009	71,724	6,199
2010	71,529	4,875
2011	64,809	3,023
2012	12,529	2,375
2013 and thereafter	522	1,385

Total	$297,342	$24,681

Note 5:	Financing Arrangements

The following table reflects the carrying value of our long-term borrowings as of December 30, 2007 and December 31, 2006:

	December 30,	December 31,
	2007	2006
	(In millions)

1% Convertible Senior Notes due 2013	$1,150	$1,150
1% Convertible Notes due 2035	$75	$75

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

Notes to Consolidated Financial Statements — (Continued)

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

Concurrently with the issuance of the 1% Notes due 2013, the Company purchased a convertible bond hedge and sold warrants. The separate convertible bond hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 1% Notes due 2013 and to increase the initial conversion price to $95.03 per share. Each of these components are discussed separately below:

•	Convertible Bond Hedge. Counterparties agreed to sell to the Company up to approximately 14 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day none of the 1% Notes due 2013 remains outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares, based on the number of shares issued upon conversion of the 1% Notes due 2013, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1% Notes due 2013. Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge. The convertible bond hedge transaction cost of $386.1 million has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, (“EITF 00-19”), Accounting for Derivative Financial Statements Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company recorded a tax benefit of approximately $145.6 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge.

•	Sold Warrants. The Company received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14 million shares of the Company’s common stock at an exercise price of $95.03 per share. The warrants have an expected life of 5.5 years and expire in August 2013. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 30, 2007, the warrants had not been exercised and remained outstanding. The value of the warrants has been classified as equity because they meet all the equity classification criteria of EITF 00-19.

1% Convertible Notes Due 2035.  In November 2006, the Company assumed the aggregate principal amount of $75.0 million 1% Convertible Senior Notes due March 2035 (the “1% Notes due 2035”) from msystems. The Company is obligated to pay interest on the 1% Notes due 2035 semi-annually on March 15 and September 15 commencing March 15, 2007.

The 1% Notes due 2035 are convertible, at the option of the holders at any time before the maturity date, into shares of the Company at a conversion rate of 26.8302 shares per one thousand dollars principal amount of the 1% Notes due 2035, representing a conversion price of approximately $37.27 per share.

Beginning on March 15, 2008 and until March 14, 2010, the Company may redeem for cash the notes, in whole or in part at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued but unpaid interest, if any, to but excluding the redemption date, if the last reported sales price of the Company ordinary shares has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to the date of mailing of the notice of redemption.

At any time on or after March 15, 2010, the Company may redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to but excluding the optional redemption date.

Notes to Consolidated Financial Statements — (Continued)

Holders of the notes have the right to require the Company to purchase all or a portion of their notes on March 15, 2010, March 15, 2015, March 15, 2020, March 15, 2025 and March 15, 2030. The purchase price payable will be equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to but excluding the purchase date.

In accordance with Accounting Principle Board Opinion No. 14, (“APBO 14”), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company determined the existence of a substantial premium over par value for the 1% Notes due 2035 based upon quoted market prices at the msystems acquisition date and recorded the notes at par value with the resulting excess of fair value over par (the substantial premium) recorded in Capital in excess of par value in Shareholders’ Equity in the amount of $26.4 million.

Note 6:	Share Repurchase Program

During the fourth quarter of fiscal 2006, the Company’s board of directors authorized the repurchase of up to $300 million of the Company’s common stock in the open market over two years following the date of authorization. During the year ended December 30, 2007, the Company repurchased 7.5 million shares, for an aggregate purchase price of approximately $300 million, all of which are held as treasury stock and accounted for using the cost method. At December 30, 2007, the Company had completed the share repurchase program as authorized by the Company’s board of directors.

Note 7:	Concentrations of Risk and Segment Information

Geographic Information and Major Customers.  The Company markets and sells flash-based memory products in the United States and in foreign countries through its sales personnel, dealers, distributors, retailers and subsidiaries. The Company’s Chief Operating Decision Maker, the President and Chief Operating Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Since the Company operates in one segment, all financial segment information can be found in the accompanying consolidated financial statements.

Other than sales in the United States, Japan, Europe, Middle East and Africa, or EMEA, and Asia Pacific, or APAC, international sales were not material individually in any other international locality. Intercompany sales between geographic areas have been eliminated.

Information regarding geographic areas for fiscal years 2007, 2006 and 2005 are as follows (in thousands):

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Revenues:
United States	$1,227,303	$1,272,927	$986,529
Japan	301,970	231,835	138,507
EMEA	890,340	728,355	500,998
APAC and other foreign countries	1,476,753	1,024,408	680,035

Total	$3,896,366	$3,257,525	$2,306,069

Notes to Consolidated Financial Statements — (Continued)

	As of
	December 30,	December 31,	January 1,
	2007	2006	2006

Long-Lived Assets:
United States	$227,630	$182,749	$126,346
Japan	375,398	397,011	286,859
China	116,936	24,149	240
Israel	173,613	50,355	8,868
Other foreign countries	3,981	5,555	368

Total	$897,558	$659,819	$422,681

Revenues are attributed to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets, property plant and equipment, long-term investment in foundry, and equity investments and attributes those investments to the location of the investee’s primary operations.

Customer and Supplier Concentrations.  A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenues. Revenues from the Company’s top 10 customers or licensees accounted for approximately 46%, 52% and 50% of the Company’s revenues for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. All customers were less than 10% of the Company’s total revenues in fiscal years 2007 and 2006. In 2005, Best Buy Co., Inc., accounted for 11% of the Company’s revenues and all other customers were less than 10% of the Company’s revenues.

All of the Company’s flash memory card products require silicon wafers for the memory components and the controller components. The substantial majority of the Company’s memory wafers or components are currently supplied from FlashVision Ltd., or FlashVision, Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance, (collectively “Flash Ventures”) and to a lesser extent by Samsung and Hynix Semiconductor, Inc. The Company’s controller wafers are primarily manufactured by Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Corporation, Tower Semiconductor Ltd. (“Tower”) and United Microelectronics Corp. (“UMC”), or controller chips are purchased from other third party suppliers. The failure of any of these sources to deliver silicon wafers could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt the Company’s wafer supply from Toshiba’s Yokkaichi, Japan operations.

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

Concentration of Credit Risk.  The Company’s concentration of credit risk consists principally of cash, cash equivalents, short and long-term investments and trade receivables. The Company’s investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer. The Company sells to original equipment manufacturers, retailers and distributors in the United States, Japan, EMEA and non-Japan Asia-Pacific, performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral.

Notes to Consolidated Financial Statements — (Continued)

Off-Balance Sheet Risk.  The Company has off-balance sheet financial obligations. See Note 12, “Commitments, Contingencies and Guarantees.”

Note 8:	Compensation and Benefits

Share-Based Benefit Plans

2005 Incentive Plan.  In May 2005, the Company’s board of directors adopted the 2005 Stock Incentive Plan, which was amended in May 2006 and renamed the 2005 Incentive Plan (“2005 Plan”). Shares of the Company’s common stock may be issued under the 2005 Plan pursuant to three separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, (ii) the stock issuance program under which shares may be awarded to such individuals through restricted stock or restricted stock unit awards or as a stock bonus for services rendered to the Company, and (iii) an automatic grant program for the non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. The 2005 Plan also includes a performance-based cash bonus awards program for employees classified under Section 16. Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service. Awards under the stock issuance program generally vest in equal annual installments over a 4-year period. Grants under the automatic grant program will vest in accordance with the specific vesting provisions set forth in that program. A total of 21,850,877 shares of the Company’s common stock have been reserved for issuance under this plan. The share reserve may increase by up to an additional 10,000,000 shares of common stock to the extent that outstanding options under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan expire or terminate unexercised, of which as of December 30, 2007, 1,150,877 shares of common stock has been added to the 2005 Plan reserve. All options granted under the 2005 Plan were granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant. Through December 30, 2007, awards to purchase a total of 12,526,531 shares of common stock were granted to employees under the 2005 Plan, net of cancellations. For years ended December 30, 2007 and December 31, 2006, awards of 4,738,804 and 6,103,534 shares of common stock, respectively, were granted to employees under the 2005 Plan, net of cancellations.

1995 Stock Option Plan and 1995 Non-Employee Directors Stock Option Plan.  Both of these plans terminated on May 27, 2005, and no further option grants were made under the plans after that date. However, options that were outstanding under these plans on May 27, 2005 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Grants and awards under these plans generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service. As of December 30, 2007, options had been granted, net of cancellations, to purchase 37,947,162 and 1,616,000 shares of common stock under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan, respectively.

2005 Employee Stock Purchase Plan.  The 2005 Employee Stock Purchase Plan (“ESPP”), was approved by the stockholders on May 27, 2005. The ESPP plan consists of two components: a component for employees residing in the United States and an international component for employees who are non-United States residents. The ESPP plan allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date. The ESPP plan had an original authorization of 5,000,000 shares to be issued, of which 4,349,035 shares were available to be issued as of December 30, 2007. In the fiscal years ended December 30, 2007 and December 31, 2006, a total of 385,989 and 264,976 shares of common stock, respectively, have been issued under this plan.

Notes to Consolidated Financial Statements — (Continued)

msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan.  The msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan acquired through the Company’s acquisition of msystems Ltd. (“msystems”), were terminated on November 19, 2006, and no further grants were made under these plans after that date. However, awards grants that were outstanding under these plans on November 19, 2006 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Awards granted under these plans generally vest as follows: 50% of the shares will vest on the second anniversary of the vesting commencement date and the remaining 50% will vest proportionately each quarter over the next 24 months of continued service. As of December 30, 2007, there were equity awards outstanding to purchase 312,868 and 4,558,268 shares of common stock under the msystems 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan, respectively.

Matrix Semiconductor, Inc. 2005 Stock Incentive Plan, 1999 Stock Plan and 1998 Long-term Incentive Plan.  The Matrix Semiconductor, Inc. 2005 Stock Incentive Plan, 1999 Stock Plan and the Rhombus, Inc. 1998 Long-term Incentive Plan (“Matrix Stock Plans”), acquired through SanDisk’s acquisition of Matrix Semiconductor, Inc. (“Matrix”), were terminated on January 13, 2006, and no further option grants were made under these plans after that date. However, award grants that were outstanding under these plans on January 13, 2006 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Awards granted under these plans generally vest as follows: 1/48 of the shares will vest proportionately each month over the next 48 months of continued service or 1/60 of the shares will vest proportionately each month over the next 60 months of continued service. As of December 30, 2007, there were equity awards outstanding to purchase 539,486 shares of common stock under the Matrix Stock Plans.

Adoption of SFAS 123(R)

Effective January 2, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, using the modified-prospective transition method, and therefore, has not restated its financial statements for prior periods. For awards expected to vest, compensation cost recognized in the year ended December 30, 2007 includes the following: (a) compensation cost, based on the grant-date estimated fair value and expense attribution method under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures. Prior to the implementation of SFAS 123(R), the Company accounted for stock awards and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting For Stock-Based Compensation — Transition and Disclosure, which amended Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation. Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes-Merton closed-form option valuation model to determine the estimated fair value and by attributing such fair value over the requisite service period on a straight-line basis for those awards that actually vested.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single-option award approach. The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience regarding similar awards, giving consideration to the contractual terms of the share-based awards. The Company’s

Notes to Consolidated Financial Statements — (Continued)

expected volatility is based on the implied volatility of its traded options in accordance with the guidance provided by the United States Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 to place exclusive reliance on implied volatilities to estimate the Company’s stock volatility over the expected term of its awards. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

Valuation Assumptions.  The fair value of the Company’s stock options granted to employees, officers and non-employee board members and Employee Stock Purchase Plans (“ESPP”) shares granted to employees for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 was estimated using the following weighted average assumptions:

	December 30,	December 31,	January 1,
	2007	2006	2006

Option Plan Shares
Dividend yield	None	None	None
Expected volatility	0.44	0.52	0.52
Risk-free interest rate	4.44%	4.63%	3.94%
Expected lives	3.4 years	3.7 years	4.5 years
Estimated annual forfeiture rate	7.59%	7.74%	—
Weighted average fair value at grant date	$15.84	$25.44	$13.03
Employee Stock Purchase Plan Shares
Dividend yield	None	None	None
Expected volatility	0.43	0.52	0.47
Risk-free interest rate	5.08%	4.96%	2.69%
Expected lives	1/2 year	1/2 year	1/2 year
Weighted average fair value at exercise date	$12.75	$16.73	$7.60

Notes to Consolidated Financial Statements — (Continued)

Stock Options and SARs.  A summary of option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of December 30, 2007 and changes during the fiscal year ended December 30, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
	(In thousands, except exercise price and contractual term)

Options outstanding at January 2, 2005	22,656	$17.02
Granted	6,367	28.37
Exercised	(7,940)	13.75
Forfeited	(767)	24.37

Options outstanding at January 1, 2006	20,316	21.57		$260,187
Granted	6,021	58.41
Exercised	(4,861)	17.91		$205,618
Forfeited	(851)	41.05
Expired	(40)	40.29
Options and SARs assumed through acquisition	5,807	30.57

Options and SARs outstanding at December 31, 2006	26,392	31.97	6.7	$392,469
Granted	5,848	43.65
Exercised	(4,678)	20.24		$124,816
Forfeited	(1,728)	45.99
Expired	(277)	56.03

Options and SARs outstanding at December 30, 2007	25,557	35.59	5.8	$165,185

Options and SARs vested and expected to vest after December 30, 2007, net of forfeitures	23,870	34.91	5.8	$163,723

Options and SARs exercisable at December 30, 2007	12,901	$27.12	5.2	$147,722

At December 30, 2007, the total compensation cost related to options and SARs granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $200.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years. Options and SARs valuation assumptions related to Matrix and msystems acquisitions are discussed in Note 14, “Business Acquisitions.”

Restricted Stock Units.  Restricted stock units (“RSUs”), are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.

Notes to Consolidated Financial Statements — (Continued)

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the fiscal year ended December 30, 2007 is presented below (in thousands, except for weighted average grant date fair value):

		Weighted Average
		Grant Date Fair	Aggregate
	Shares	Value	Intrinsic Value

Non-vested share units at January 2, 2005	—	$—	$—
Granted	105	42.19

Non-vested share units at January 1, 2006	105	42.19	3,489
Granted	516	57.69
Vested	(97)	52.21	4,865
Forfeited	(65)	63.85
Restricted stock units assumed through acquisition	139	72.83

Non-vested share units at December 31, 2006	598	58.71	25,740
Granted	132	44.86
Vested	(184)	56.21	8,136
Forfeited	(47)	67.10

Non-vested share units at December 30, 2007	499	$55.20	$16,735

As of December 30, 2007, the Company had $21.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.3 years.

Employee Stock Purchase Plans.  At December 30, 2007, there was $0.4 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a period of approximately 0.1 years.

Share-Based Compensation Expense.  The Company recorded $133.0 million and $100.6 million of share-based compensation for the fiscal years ended December 30, 2007 and December 31, 2006, respectively, that included the following:

	December 30,	December 31,
	2007	2006
	(In thousands)

Share-based compensation expense by caption:
Cost of product sales	$14,743	$7,991
Research and development	49,194	40,999
Sales and marketing	31,722	21,617
General and administrative	37,351	30,034

Total share-based compensation expense	$133,010	$100,641

Share-based compensation expense by type of award:
Stock options and SARs	$111,360	$85,862
Restricted stock	16,674	11,181
ESPP	4,976	3,598

Total share-based compensation expense	$133,010	$100,641

Share-based compensation expense of $3.7 million and $3.2 million related to manufacturing personnel was capitalized into inventory as of December 30, 2007 and December 31, 2006, respectively.

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Disclosures

Prior to fiscal year 2006, the Company followed the disclosure-only provisions of SFAS 123, as amended. The following table illustrates the effect on net income and earnings per share for the year ended January 1, 2006, if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s share-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the share-based compensation is recognized over the vesting periods. If the Company had recognized the expense of share-based compensation in the consolidated statement of income, capital in excess of par would have increased by a corresponding amount, net of applicable taxes.

January 1, 2006
(In thousands, except per
share amounts

Net income, as reported	$386,384
Fair value method expense, net of related tax	(52,629)

Pro forma net income	$333,755

Earnings per share as reported:
Basic	$2.11
Diluted	$2.00
Pro forma earnings per share:
Basic	$1.82
Diluted	$1.73

Note 9:	Restructuring

During the first quarter of fiscal year 2007, the Company implemented a restructuring plan which included reductions in workforce in all functions of the organization worldwide and closures of redundant facilities in order to reduce the Company’s cost structure. A restructuring charge of $6.7 million was recorded during the year ended December 30, 2007, of which $6.0 million related to severance and benefits to 149 terminated employees and the remaining was primarily for excess lease obligations. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring” in the Consolidated Statements of Income.

The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve for the year ended December 30, 2007 (in thousands):

		Lease
	Severance and	Obligations and
	Benefits	Other Charges	Total

Restructuring provision	$5,970	$758	$6,728
Adjustments	(56)	—	(56)
Cash paid	(5,631)	(423)	(6,054)

Accrual balance at December 30, 2007	$283	$335	$618

The Company anticipates that the remaining restructuring reserve balance will be paid out in cash through the first quarter of fiscal year 2010 in connection with long-term facility leases.

Notes to Consolidated Financial Statements — (Continued)

Note 10:	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Current:
Federal	$108,636	$174,320	$159,147
State	19,958	27,788	24,592
Foreign	81,442	63,841	32,323

	210,036	265,949	216,062
Deferred:
Federal	(22,670)	(22,623)	15,663
State	(654)	(9,585)	(3,413)
Foreign	(11,864)	(3,548)	(1,389)

	(35,188)	(35,756)	10,861

Provision for income taxes	$174,848	$230,193	$226,923

Current foreign income taxes includes $66.5 million, $59.2 million and $28.3 million of taxes withheld on royalties received for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Income before provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

United States	$454,147	$193,845	$500,727
International	(55,731)	236,863	112,580

Total	$398,416	$430,708	$613,307

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income before taxes as follows:

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7	3.1	2.2
Non-deductible share-based compensation expense	5.0	2.9	—
Write-off of acquired in-process technology	—	18.3	—
Tax-exempt interest income	(5.7)	(2.7)	(0.8)
Foreign earnings at other than U.S. rates	(4.0)	(2.9)	—
Foreign losses not benefited	7.8	0.6	—
Other	2.1	(0.8)	0.6

	43.9%	53.5%	37.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes.

Notes to Consolidated Financial Statements — (Continued)

Significant components of the Company’s deferred tax assets as of December 30, 2007 and December 31, 2006 were as follows (in thousands):

	December 30,	December 31,
	2007	2006

Deferred tax assets:
Deferred revenue recognized for tax purposes	$48,932	$57,435
Accruals and reserves not currently deductible	170,279	148,427
Depreciation and amortization not currently deductible	56,967	44,807
Deductible original issue discount	119,358	136,715
Deductible share-based compensation	37,959	19,840
Net operating loss and tax credit carryforwards	48,731	53,018
Other	28,709	27,995
Valuation allowance on deferred tax assets	(67,354)	(60,119)

Total deferred tax assets	$443,581	$428,118

Deferred tax liabilities:
Acquired intangibles	$(42,477)	$(63,772)
Unrealized gain on investments	(23,553)	(28,285)
U.S. taxes provided on unremitted earnings of foreign subsidiaries	(62,647)	(88,590)

Total deferred tax liabilities	(128,677)	(180,647)

Net deferred tax assets	$314,904	$247,471

Valuation allowance of $67.4 million and $60.1 million was provided on gross deferred tax assets at December 30, 2007 and December 31, 2006, respectively, based upon available evidence that it is more likely than not that some of the deferred tax assets may not be realized. The valuation allowance increased $7.3 million in fiscal year 2007 from fiscal year 2006, primarily due to tax credits and net operating losses in jurisdictions where realization is not “more likely than not.” Should the Company have the ability to benefit from the valuation allowance in future periods, approximately $48 million would be credited to goodwill while the remainder would benefit the provision for income taxes.

The Company has federal, state before federal benefit, and foreign net operating loss carryforwards of approximately $83 million, $28 million and $50 million, respectively. Some net operating losses will begin to expire in fiscal year 2010, if not utilized. The Company also has federal and state research credit carryforwards of approximately $9 million and $10 million before federal benefit, respectively. Some credit carryforwards will begin to expire in fiscal year 2008, if not utilized. Some of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986, as amended, for United States tax purposes and similar state provisions.

No provision has been made for United States income taxes or foreign withholding taxes on approximately $95 million of cumulative unremitted earnings of certain foreign subsidiaries as of December 30, 2007, since the Company intends to indefinitely reinvest these earnings outside the United States. If these earnings were distributed to the United States, the Company would be subject to additional United States income taxes and foreign withholding taxes (subject to adjustment for foreign tax credits). As of December 30, 2007, the unrecognized deferred tax liability for these earnings was approximately $31 million.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the adoption, the Company recognized an increase of approximately $1.0 million in the liability for unrecognized tax benefits, which was

Notes to Consolidated Financial Statements — (Continued)

accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$38,629
Additions based on tax positions related to current year	30,983
Additions for tax positions of prior years	3,051
Reductions for tax positions of prior years	(2,161)
Reductions due to expiration of statute of limitations	(308)

Balance at December 30, 2007	$70,194

The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $54 million at December 30, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The liability related to unrecognized tax benefits included accrued interest and penalties of approximately $10 million and $5 million at December 30, 2007 and December 31, 2006, respectively. Tax expense for the years ended December 30, 2007 and January 1, 2006 included approximately $3 million of interest expense in each year. Tax expense for the year ended December 31, 2006 included approximately $2 million of interest expense offset by interest benefit of approximately $3 million related to unrecognized tax benefits previously recognized resulting in a net benefit of approximately $1 million.

It is reasonably possible that the unrecognized tax benefits could decrease by approximately $4 million within the next 12 months as a result of the expiration of statutes of limitation. The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing at December 30, 2007.

The Company is subject to United States federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessment remains open for the tax years 2004 through 2006, and the statutes of limitation in state jurisdictions remain open in general from tax years 2002 through 2006. The major foreign jurisdictions remain open for examination in general for tax years 2001 through 2006.

The tax benefit associated with the exercise of stock options was credited to capital in excess of par value in the amount of $18.4 million, $61.5 million and $95.6 million in fiscal years 2007, 2006 and 2005, respectively. In fiscal years 2007 and 2006, the tax benefit associated with the exercise of stock options credited to goodwill was $0.6 million and $4.6 million, respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 11:	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Numerator:
Numerator for basic net income per share:
Net income	$218,357	$198,896	$386,384

Denominator for basic net income per share:
Weighted average common shares outstanding	227,744	198,929	183,008

Basic net income per share	$0.96	$1.00	$2.11

Numerator for diluted net income per share:
Net income	$218,357	$198,896	$386,384
Interest on the 1% Convertible Notes due 2035, net of tax	469	58	—

Net income for diluted income per share	$218,826	$198,954	$386,384

Denominator for diluted net income per share:
Weighted average common shares	227,744	198,929	183,008
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock, restricted stock units and warrants (assuming proceeds would be used to purchase common stock)	6,101	8,284	10,008
Effect of dilutive 1% Convertible Notes due 2035	2,012	238	—

Shares used in computing diluted net income per share	235,857	207,451	193,016

Diluted net income per share	$0.93	$0.96	$2.00

Anti-dilutive shares excluded from net income per share calculation	40,133	33,381	98

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

Note 12:	Commitments, Contingencies and Guarantees

FlashVision.  The Company has a 49.9% ownership interest in FlashVision Ltd. (“FlashVision”), a business venture with Toshiba Corporation (“Toshiba”) which owns 50.1%, formed in fiscal year 2000. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 200-millimeter wafer fabrication facilities located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by FlashVision. FlashVision purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase its provided three-month forecast of FlashVision’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three

Notes to Consolidated Financial Statements — (Continued)

month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. See “Off-Balance Sheet Liabilities.”

Flash Partners.  The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2004. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners. Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Partner’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of December 30, 2007, the Company had notes receivable from Flash Partners of 72.3 billion Japanese yen, or approximately $640 million based upon the exchange rate at December 30, 2007. These notes are secured by the equipment purchased by Flash Partners using the note proceeds. The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”

Flash Alliance.  The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2006. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Alliance. Flash Alliance purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Alliance’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

The Company has guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.”

As a part of the Flash Ventures’ agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. As of December 30, 2007 and December 31, 2006, the Company had accrued liabilities related to these expenses of $8.0 million and $5.9 million, respectively.

Notes to Consolidated Financial Statements — (Continued)

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

Business Ventures and Foundry Arrangement with Toshiba.  Purchase orders placed under Flash Ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled.

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

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining indemnification or guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at December 30, 2007.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in millions)

FlashVision
June 2006	¥3.6	$32	2009

Flash Partners
December 2004	¥16.1	$143	2010
December 2005	12.4	110	2011
June 2006	11.8	105	2011
September 2006	41.2	364	2011
March 2007	28.5	252	2012

	¥110.0	$974

Flash Alliance
November 2007	¥15.0	$133	2012

Total indemnification or guarantee obligations	¥128.6	$1,139

Notes to Consolidated Financial Statements — (Continued)

The following table details the breakdown of the Company’s remaining indemnification or guarantee obligations between the principal amortization and the purchase option exercise price at the term of the leases, in annual installments as of December 30, 2007 in U.S. dollars based upon the exchange rate at December 30, 2007.

		Purchase
		Option
	Payment of	Exercise Price	Indemnification
	Principal	at Final Lease	or Guarantee
Annual Installments	Amortization	Terms	Amount
		(In millions)

Year 1	$231	$—	$231
Year 2	234	13	247
Year 3	191	53	244
Year 4	118	177	295
Year 5	34	88	122

Total indemnification or guarantee obligations	$808	$331	$1,139

FlashVision.  FlashVision has an equipment lease arrangement of approximately 15.0 billion Japanese yen, or approximately $133 million based upon the exchange rate at December 30, 2007, of which 7.3 billion Japanese yen, or approximately $64 million based upon the exchange rate at December 30, 2007, was outstanding as of December 30, 2007.

Master lease payments are due quarterly and are scheduled to be completed in February 2009. Under the terms of the June 2006 master lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of December 30, 2007, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 3.6 billion Japanese yen, or approximately $32 million based upon the exchange rate at December 30, 2007.

Flash Partners.  Flash Partners sells and leases-back from a consortium of financial institutions a portion of its tools and has entered into and drawn down five equipment master lease agreements totaling approximately 275.0 billion Japanese yen, or approximately $2.44 billion based upon the exchange rate at December 30, 2007, of which 220.0 billion Japanese yen, or approximately $1.95 billion based upon the exchange rate at December 30, 2007, was outstanding at December 30, 2007. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Partners’ obligations under the master lease agreements. As of December 30, 2007, the maximum amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects payments and any lease adjustments, was approximately 110.0 billion Japanese yen, or approximately $974 million based upon the exchange rate at December 30, 2007. Master lease payments are due quarterly and semi-annually, and are scheduled to be completed in stages through fiscal year 2012. At the end of each of the lease terms, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The master lease agreements contain covenants, the most restrictive of which require the Company to maintain a minimum shareholder equity balance of $1.16 billion as well as a long-term loan rating of BB- or Ba3, based on a named independent rating service. In addition, the master lease agreements contain customary events of default for a Japanese lease facility. The fair value of the Company’s guarantee of Flash Partners’ lease obligations was insignificant at inception of each of the guarantees. In addition, Flash Partners

Notes to Consolidated Financial Statements — (Continued)

expects to secure additional equipment lease facilities over time, which the Company may be required to guarantee in whole or in part.

Flash Alliance.  Flash Alliance sells and leases-back from a consortium of financial institutions a portion of its tools and has entered into an equipment master lease agreement totaling approximately 100.0 billion Japanese yen, or approximately $886 million based upon the exchange rate at December 30, 2007, of which 30.0 billion Japanese yen, or approximately $266 million based upon the exchange rate at December 30, 2007, had been drawn and was outstanding as of December 30, 2007. The Company and Toshiba have each guaranteed, on a several basis, 50% of Flash Alliance’s obligation under the master lease agreement. As of December 30, 2007, the maximum amount of the Company’s guarantee obligation of the Flash Alliance master lease agreement was approximately 15.0 billion Japanese yen, or approximately $133 million based upon the exchange rate at December 30, 2007. Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2012. At the end of the lease term, Flash Alliance has the option of purchasing the tools from the lessors. Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The master lease agreements contain covenants, the most restrictive of which require the Company to maintain a minimum shareholder equity balance of $1.51 billion as well as a long-term loan rating of BB+, based on a named independent rating service. In addition, the master lease agreement contains customary events of default for a Japanese lease facility. The fair value of the Company’s guarantee of Flash Alliance’s lease obligation was insignificant at inception of each of the guarantee. In addition, Flash Alliance expects to secure additional equipment lease facilities over time, which the Company may be required to guarantee in whole or in part. See also Note 19, “Subsequent Events.”

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of December 30, 2007, no amount had been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 30, 2007 or December 31, 2006, as this liability is not reasonably estimable even though liability under these agreements is not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other, Flash Partners and Flash Alliance, for environmental remediation costs or liability resulting from Flash Partners or Flash Alliance’s manufacturing operations in certain circumstances. In fiscal years 2004 and 2006, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facilities at which Flash Partners and Flash Alliance operations are located to establish a baseline for evaluating future environmental conditions. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated

Notes to Consolidated Financial Statements — (Continued)

with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Partners or Flash Alliance infringe third-party patents. The Company has not made any indemnification payments under any such agreements and as of December 30, 2007, no amounts have been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations.  The following summarizes the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at December 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

						More than 5
				2 - 3 Years	4-5 Years	Years
			1 Year or Less	(Fiscal 2009	(Fiscal 2011	(Beyond
	Total		(Fiscal 2008)	and 2010)	and 2012)	Fiscal 2012)

Operating leases	$39,673		$8,468	$15,700	$7,472	$8,033
FlashVision reimbursement for certain other costs including depreciation	137,021	(3)	64,429	69,673	2,919	—
Flash Partners reimbursement for certain other costs including depreciation	1,915,456	(3)	581,359	890,771	401,235	42,091
Flash Alliance fabrication capacity expansion and reimbursement for certain other costs including depreciation and start-up	2,526,791	(3)	945,551	877,081	612,275	91,884
Toshiba research and development	10,000	(3)	10,000	—	—	—
Capital equipment purchases commitments	55,697		55,697	—	—	—
Convertible notes principal and interest(1)	1,307,170		12,250	24,500	24,500	1,245,920
Operating expense commitments	21,384		21,384	—	—	—
Noncancelable production purchase commitments(2)	250,544	(3)	250,544	—	—	—

Total contractual cash obligations	$6,263,736		$1,949,682	$1,877,725	$1,048,401	$1,387,928

Off-Balance Sheet Arrangements.

As of
December 30,
2007

Indemnification of FlashVision equipment lease(4)	$32,106
Guarantee of Flash Partners equipment leases(5)	$974,126
Guarantee of Flash Alliance equipment lease(5)	$132,837

Notes to Consolidated Financial Statements — (Continued)

(1)	In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Senior Convertible Notes due May 15, 2013. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013. In November 2006, through its acquisition of msystems, the Company assumed msystems’ $75 million in aggregate principal amount of 1% Convertible Notes due March 15, 2035. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on March 15 and September 15 of each year until calendar year 2035.

(2)	Includes Toshiba foundries, FlashVision, Flash Partners, Flash Alliance, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at December 30, 2007.

(4)	The Company’s contingent indemnification obligation is 3.6 billion Japanese yen, or approximately $32 million based upon the exchange rate at December 30, 2007.

(5)	The Company’s guarantee obligation, net of cumulative lease payments, is 125.0 billion Japanese yen, or approximately $1.11 billion based upon the exchange rate at December 30, 2007.

Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefit at December 30, 2007, the Company is unable to make reasonable reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $80 million of unrecognized tax benefits have been excluded from the contractual obligation table above.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal years 2007 through 2016. Future minimum lease payments at December 30, 2007 are presented below (in thousands):

Fiscal Year Ending:

2008	$9,315
2009	9,082
2010	8,061
2011	6,047
2012	4,144
2013 and beyond	8,033

44,682
Sublease income to be received in the future under noncancelable subleases	(5,009)

Net operating leases	$39,673

Foreign Currency Exchange and Other Contracts.  The Company transacts business in various foreign currencies. Exposure to foreign currency exchange rate fluctuations arises mainly from non-functional currency denominated trade accounts payable, intercompany accounts and loans receivable from related parties. The Company utilizes foreign currency forward contracts to minimize the risk associated with foreign exchange effects of trade accounts payable, intercompany accounts and loans receivable from related parties. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts so as to minimize foreign currency transaction gains and losses. All foreign currency balances and all outstanding forward contracts are marked-to-market at December 30, 2007 with unrealized gains and losses included in “Other income” of the Consolidated Statements of Income. As of December 30, 2007, the Company had foreign currency exchange contract lines of $1.57 billion. The Company had net foreign currency forward contracts in place denominated in European euros, Israeli New Israel shekels, Japanese yen and Taiwanese dollars to sell U.S. dollar equivalent of approximately $534 million in foreign currencies based upon the exchange rates at December 30, 2007.

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 30, 2007, December 31, 2006 and January 1, 2006, foreign currency contracts resulted in a loss of $8.3 million and gains of $5.8 million and $5.1 million, respectively, including forward point income, offset by the foreign currency exposures hedged by these forward contracts which had a gain of $17.8 million and losses of $2.2 million and $5.1 million, respectively. The Company has outstanding cash flow hedges designated to mitigate equity risk associated with certain available-for-sale equity securities totaling approximately $60.4 million. The changes in the fair value of the cash flow hedges are included in accumulated other comprehensive income and were immaterial for the year ended December 30, 2007. The Company does not enter into derivatives for speculative or trading purposes.

Note 13:	Related Parties and Strategic Investments

Toshiba.  The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. See also Note 12, “Commitments, Contingencies and Guarantees.” The Company purchased NAND flash memory wafers from Flash Ventures and Toshiba, made payments for shared research and development expenses, made loans to Flash Ventures and made investments in Flash Ventures totaling approximately $1,294.5 million, $658.4 million and $571.7 million in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. During the twelve months ended December 30, 2007, the Company had sales to Toshiba (excluding TwinSys Ltd. as described below) of $26.7 million, compared to zero in the prior years. At December 30, 2007 and December 31, 2006, the Company had accounts payable balances due to Toshiba of $0.2 million and $19.2 million, respectively, and accounts receivable balances from Toshiba of $4.2 million and $1.4 million, respectively. At December 30, 2007 and December 31, 2006, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $8.0 million and $5.9 million, respectively.

Flash Ventures with Toshiba.  The Company owns 49.9% of each Flash Venture entity and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to the Flash Ventures’ lease arrangements, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 12, “Commitments, Contingencies and Guarantees.” Flash Ventures are all variable interest entities as defined under FASB Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, and the Company is not the primary beneficiary of any of the Flash Venture’s entities because it absorbs less than a majority of the expected gains and losses of each entity. At December 30, 2007 and December 31, 2006, the Company had accounts payable balances due to Flash Ventures of $131.3 million and $61.6 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures was $2.2 billion and $1.1 billion, as of December 30, 2007 and December 31, 2006, respectively. These amounts are comprised of the Company’s investments, notes receivable and guarantee and contingent indemnification obligations. At December 30, 2007 and December 31, 2006, the Company’s consolidated retained earnings included approximately $2.8 million and $2.5 million, respectively, of undistributed earnings of Flash Ventures.

The following summarizes the aggregated financial information for Flash Ventures as of December 30, 2007 and December 31, 2006 (in thousands).

Notes to Consolidated Financial Statements — (Continued)

	December 30,	December 31,
	2007	2006
	(Unaudited)

Current assets	$870,018	$448,520
Property, plant and equipment and other assets	3,331,584	1,652,706

Total assets	4,201,602	2,101,226
Current liabilities	1,958,322	1,169,543
Long-term liabilities	$1,280,471	$262,063

The following summarizes the aggregated financial information for Flash Ventures for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively (in thousands). Flash Ventures’ year-ends are March 31, with quarters ending on March 31, June 30, September 30 and December 31.

	Twelve Months Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(Unaudited)

Net sales(1)	$2,435,114	$1,462,024	$795,464
Gross profit	13,587	8,894	4,027
Net income	$927	$1,730	$763

(1)	Net sales represent sales to both the Company and Toshiba.

TwinSys.  The Company assumed msystems’ ownership interest in the venture with Toshiba, TwinSys Ltd. (“TwinSys”), designed to enable the parties to benefit from a portion of each party’s respective sales of USB flash drives. The Company had a 50.1% beneficial ownership in TwinSys, consisting of (i) 49.9% ownership in TwinSys and (ii) 0.2% interest held by TwinSys Ltd., in which the Company has a 51% ownership interest. The Company consolidated the venture under FIN 46R. During the twelve months ended December 30, 2007, TwinSys had sales to and purchases from Toshiba of $53.0 million and $28.5 million, respectively. The Company and Toshiba terminated the operations of TwinSys as of March 31, 2007.

Tower Semiconductor.  As of December 30, 2007, the Company owned approximately 12.8% of the outstanding shares of Tower, one of its suppliers of wafers for its controller components, has prepaid wafer credits issued by Tower, and has convertible debt and a warrant to purchase Tower ordinary shares. The Company’s Chief Executive Officer is also a member of the Tower board of directors. As of December 30, 2007, the Company owned approximately 14.1 million Tower shares with a market value of $20.1 million. In addition, the Company holds a Tower convertible debenture with a market value of $5.5 million. As of December 30, 2007, the Company had an outstanding loan of $8.6 million to Tower for expansion of Tower’s 0.13 micron logic wafer capacity. The loan to Tower is secured by the equipment purchased. The Company purchased controller wafers and related non-recurring engineering of approximately $65.8 million, $41.0 million and $31.3 million in the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. These purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At December 30, 2007 and December 31, 2006, the Company had amounts payable to Tower of approximately $6.1 million and $7.7 million, respectively.

Flextronics.  The former Chairman of Flextronics International, Ltd., (“Flextronics”), who served on the Flextronics board of directors from 1991 to January 10, 2008, has served on the Company’s board of directors since September 2003. For the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 the Company recorded revenues related to Flextronics and its affiliates of $75.5 million, $106.6 million and $25.3 million, respectively, and at December 30, 2007 and December 31, 2006, the Company had receivables from Flextronics and its affiliates of $0.6 million and $18.9 million, respectively. In addition, the Company purchased from Flextronics and its affiliates $72.6 million, $53.5 million and $40.2 million of services for card assembly and testing in the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006,

Notes to Consolidated Financial Statements — (Continued)

respectively, which are ultimately reflected as a component of the Company’s cost of product revenues. At December 30, 2007 and December 31, 2006, the Company had amounts payable to Flextronics and its affiliates of approximately $10.3 million and $6.7 million, respectively, for these services.

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

Note 14:	Business Acquisitions

msystems Ltd.  On November 19, 2006, the Company completed the acquisition of msystems in an all stock transaction. This combination joined together two flash memory companies with complementary products, customers and channels. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. The purchase price was comprised of the following (in thousands):

Fair value of SanDisk common stock issued	$1,365,150
Estimated fair value of options and stock appreciation rights assumed	115,670
Direct transaction costs	14,918

Total purchase price	$1,495,738

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

Pursuant to the terms of the merger agreement, each msystems stock option and stock appreciation right outstanding and unexercised as of November 19, 2006 was converted into a stock option and stock appreciation right (“SARs”), to purchase the Company’s common stock. Based on msystems’ stock options outstanding at November 19, 2006, the Company assumed msystems’ options and SARs to purchase approximately 5.4 million shares of the Company’s common stock. The fair value of options and SARs assumed was estimated a valuation model with the following assumptions:

	Vested Options	Unvested Options	SARs

Valuation method	Black-Scholes-Merton	Black-Scholes-Merton	Binomial Model
Dividend yield	None	None	None
Expected volatility	0.50	0.50	0.50
Risk-free interest rate	5.04%	4.68%	4.67%
Weighted average expected life	0.9 Years	3.4 Years	3.7 Years
Fair value	$46.48	$46.48	$46.48
Exercise cap	N/A	N/A	$104.76

Direct transaction costs of approximately $15 million include investment banking, legal and accounting fees, and other external costs directly related to the acquisition. As of December 30, 2007, substantially all costs for accounting, legal and other professional services had been paid.

Notes to Consolidated Financial Statements — (Continued)

Net Tangible Assets.  The allocation of the msystems’ purchase price to the tangible assets acquired and liabilities assumed is summarized below (in thousands). In the year ended December 30, 2007, the Company booked adjustments to the net tangible assets acquired of approximately $53.8 million largely related to a revised estimate of other assets.

Cash	$41,657
Short-term investments	100,341
Accounts receivable	163,705
Inventory	134,677
Property and equipment, net	35,872
Other assets	108,889

Total assets acquired	585,141

Accounts payable	(133,263)
Other liabilities	(184,068)

Total liabilities assumed	(317,331)

Net tangible assets acquired	$267,810

Purchase Price Allocation.  In accordance with SFAS 141, the total purchase price was allocated to msystems net tangible and intangible assets based upon their estimated fair values as of November 19, 2006. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions of management.

The following represents the allocation of the purchase price to the acquired net assets of msystems (in thousands):

Net tangible assets acquired	$267,810
Goodwill	693,730
Other identifiable intangible assets:
Core technology	235,500
Trademarks	4,000
Customer relationships	66,000
Backlog	5,000
Supply agreement	2,000

Total other identifiable intangible assets	312,500
Acquired in-process technology	186,000
Deferred tax liability	(19,641)
Assumed unvested share-based awards to be expensed	55,339

Total purchase price	$1,495,738

Acquisition-Related Restructuring.  During the fourth quarter of fiscal year 2006, the Company established its plans to integrate the msystems operations, which included the involuntary termination of approximately 100 employees and the exiting of duplicative facilities, and recorded $1.6 million for acquisition-related restructuring activities, of which $0.3 million relates to excess lease obligations and $1.3 million is related to personnel. The lease obligations extend through the end of the lease term in fiscal year 2009. These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire msystems. In the twelve months ended December 30, 2007, the Company reversed through goodwill approximately $0.6 million of the

Notes to Consolidated Financial Statements — (Continued)

restructuring accrual based on actual costs being less than the original estimates. As of December 30, 2007, there was no remaining acquisition-related restructuring accrual that had not been paid or utilized.

In-process Technology.  As part of the msystems purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off in the fourth quarter of fiscal year 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $186.0 million in the fourth quarter of fiscal year 2006. As of December 30, 2007, it was estimated that these in-process projects would be completed at an estimated total cost of $14.4 million. The net cash flows from the identified projects were based on estimates of revenues, costs of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisition. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects were expected to grow through fiscal year 2009 and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with ongoing maintenance after a product is released, estimated at 2% of the expected net revenues for the in-process technologies.

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

Matrix Semiconductor, Inc.  On January 13, 2006, the Company completed the acquisition of Matrix, a designer and developer of three-dimensional (“3D”) integrated circuits. Matrix® 3D Memory is used for one-time programmable storage applications that complement the Company’s existing flash storage memory products. The Company acquired 100% of the outstanding shares of Matrix for a total purchase price of $296.4 million. The purchase price is comprised of the following (in thousands):

Fair value of SanDisk common stock issued	$242,303
Estimated fair value of options assumed	33,169
Cash consideration	20,000
Direct transaction costs	907

Total purchase price	$296,379

As a result of the acquisition, the Company issued approximately 3.7 million shares of SanDisk common stock and assumed equity instruments to issue 567,704 shares of common stock. The assumed stock options were valued using the Black-Scholes-Merton valuation model with the following assumptions: stock price of $65.09; a weighted average volatility rate of 52.8%; a risk-free interest rate of 4.3%; a dividend yield of zero and a weighted average expected remaining term of 1.4 years. The fair value of unvested assumed stock options, which was valued at the consummation date, will be recognized as compensation expenses, net of forfeitures, over the remaining vesting period.

Acquisition-Related Restructuring.  During the first quarter of fiscal year 2006, the Company established its plans to integrate the Matrix operations, which included exiting duplicative facilities and recording $17.5 million for acquisition-related restructuring activities, of which $17.4 million relates to excess lease obligations. The lease obligations extend through the end of the lease term in fiscal year 2016. These acquisition-related restructuring

Notes to Consolidated Financial Statements — (Continued)

liabilities were included in the purchase price allocation of the cost to acquire Matrix. As of December 30, 2007, the outstanding accrual balance was $13.4 million. The reduction in the accrual balance was primarily related to lease obligation payments.

In-process Technology.  As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology computer industry and written-off in the first quarter of fiscal year 2006 because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values. The Company wrote-off the acquired in-process technology of $39.6 million in the first quarter of fiscal year 2006. As of December 30, 2007, it was estimated that these in-process projects were completed.

The net cash flows from the identified projects were based on estimates of revenues, costs of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisition. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects were expected to grow through fiscal year 2009 and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with ongoing maintenance after a product is released. These activities range from 0% to 5% of Matrix’s portion of the Company’s net revenues for the in-process technologies.

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

Pro Forma Results.  The following unaudited pro forma financial information for the twelve months ended December 31, 2006 presents the combined results of the Company, Matrix and msystems, as if the acquisitions had occurred at the beginning of the period presented (in thousands, except per share amounts). Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for acquired in-process technology were excluded as these items were non-recurring.

	Twelve Months Ended
	December 31,	January 1,
	2006	2006

Net revenues	$4,030,645	$2,925,431
Net income	$340,097	$295,305
Net income per share:
Basic	$1.49	$1.39
Diluted	$1.41	$1.29

The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Matrix and msystems constituted a consolidated entity during such period.

Note 15:	Stockholders’ Rights Plan

On September 15, 2003, the Company amended its existing stockholder rights plan to terminate the rights issued under that rights plan, and the Company adopted a new rights plan. Under the new rights plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by

Notes to Consolidated Financial Statements — (Continued)

stockholders of record as of the close of business on September 25, 2003. In November 2006, the Company extended the term of the rights plan, such that the rights will expire on April 28, 2017 unless redeemed or exchanged. Under the new rights agreement and after giving effect to the Company’s stock dividend effected on February 18, 2004, each right will, under the circumstances described below, entitle the registered holder to buy one two-hundredths of a share of Series A Junior Participating Preferred Stock for $225.00. The rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock.

Note 16:  Litigation

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

On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc. (“Memorex”), Pretec Electronics Corporation (“Pretec”), RITEK Corporation (“RITEK”), and Power Quotient International Co., Ltd (“PQI”). In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. On May 6, 2003, the District Court entered a stipulated consent judgment against PQI. The District Court granted summary judgment of non-infringement in favor of defendants RITEK, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. On June 29, 2007, defendant RITEK entered into a settlement agreement and cross-license with the Company. In light of the agreement, the Company agreed to dismiss all current patent infringement litigation against RITEK. A stipulated dismissal with prejudice between the Company and RITEK was entered on July 23, 2007. On August 30, 2007, the Company entered into a settlement agreement with Memorex regarding the accused products. On September 7, 2007, in light of the settlement between the Company and Memorex, the Court entered a stipulation dismissing the Company’s claims against Memorex. On October 25, 2007, the Court Clerk entered a default against Pretec. On January 14, 2008, the Company filed a motion for default judgment against Pretec. The Court scheduled a hearing regarding the Company’s motion for April 3, 2008.

On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane-Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which received final approval from the Court on November 20, 2006. Four objectors to the settlement filed appeals from the Court’s order granting final approval. On November 30, 2007, the First District of the California Court of Appeal affirmed in full the trial court’s judgment and final approval of the settlement. The objectors then filed petitions for the Court of Appeal to rehear the matter en banc, which petitions were denied on December 21, 2007. The objectors have now filed petitions with the California Supreme Court, currently pending in Case No. S159760, asking the Supreme Court to review of the decision of the Court of Appeal.

On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively,

Notes to Consolidated Financial Statements — (Continued)

“ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed. On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims. A case management conference was conducted on June 29, 2007. At that conference, the parties agreed that the remaining declaratory judgment claims will be dismissed, pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below). The parties also agreed that the ’338 patent and a second Company patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case. ST filed an answer and counterclaims on September 6, 2007. ST’s counterclaims included assertions of antitrust violations. On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims. On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines until the Court resolves the Company’s motion to dismiss. On January 25, 2008, the Court held a hearing on the Company’s motion. At the hearing, the Court converted the Company’s Motion to Dismiss into a Motion for Summary Judgment. The Court scheduled a hearing on the Company’s Motion for Summary Judgment for May 30, 2008. The trial is currently scheduled for summer of 2008. This trial date, however, may be moved depending on the Court’s ruling on the Company’s Motion for Summary Judgment.

On October 14, 2005, STMicro filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal, which asks that the Superior Court’s September 12, 2006 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company has appealed the denial of that motion, and the proceedings at the Superior Court were stayed during the pendency of the appeal. On August 7, 2007, the First District Court of Appeal affirmed the Superior Court’s decision. The California Supreme Court subsequently denied the Company’s petition for review of the Court of Appeal’s decision. The Superior Court scheduled a case management conference for April 10, 2008.

On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against ST (Case No. C0505021 JF). In the suit, the Company seeks damages and injunctions against ST from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the ‘‘’517 patent”). As discussed above, the ’517 patent will be litigated together with the ’338 patent in Civil Case No. C 04 04379JF.

Notes to Consolidated Financial Statements — (Continued)

On August 7, 2006, two purported shareholder class and derivative actions, captioned Capovilla v. SanDisk Corp., No. 106 CV 068760, and Dashiell v. SanDisk Corp., No. 106 CV 068759, were filed in the Superior Court of California in Santa Clara County, California. On August 9, 2006 and August 17, 2006, respectively, two additional purported shareholder class and derivative actions, captioned Lopiccolo v. SanDisk Corp., No. 106 CV 068946, and Sachs v. SanDisk Corp., No. 106 CV 069534, were filed in that court. These four lawsuits were subsequently consolidated under the caption In re msystems Ltd. Shareholder Litigation, No. 106 CV 068759 and on October 27, 2006, a consolidated amended complaint was filed that superseded the four original complaints. The lawsuit was brought by purported shareholders of msystems Ltd. (“msystems”), and named as defendants the Company and each of msystems’ former directors, including its President and Chief Executive Officer, and its former Chief Financial Officer, and named msystems as a nominal defendant. The lawsuit asserted purported class action and derivative claims. The alleged derivative claims asserted, among other things, breach of fiduciary duties, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement with respect to past stock option grants. The alleged class and derivative claims also asserted claims for breach of fiduciary duty by msystems’ board, which the Company was alleged to have aided and abetted, with respect to allegedly inadequate consideration for the merger, and allegedly false or misleading disclosures in proxy materials relating to the merger. The complaints sought, among other things, equitable relief, including enjoining the proposed merger, and compensatory and punitive damages. In January 2008, the court granted, without prejudice, the Company’s and msystems’ motion to dismiss.

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

On February 16, 2007, Texas MP3 Technologies, Ltd.  (“Texas MP3”) filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent 7,065,417 (the ‘‘’417 patent”). On June 19, 2007, the Company filed an answer and counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company. On July 31, 2007, Texas MP3 filed an amended complaint against the Company and the other parties named in the original complaint, alleging infringement of the ’417 patent. On August 1, 2007, defendant Apple, Inc. filed a motion to stay the litigation pending completion of an inter-partes reexamination of the ’417 patent by the U.S. Patent and Trademark Office. That motion was denied. On August 10, 2007, the Company filed an answer to the amended complaint and a counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company. A status conference in the case was held on November 2, 2007. A Markman hearing has been scheduled for March 12, 2009 and jury selection for July 6, 2009. Discovery is proceeding.

On or about May 11, 2007, the Company received written notice from Alcatel-Lucent, S.A., (“Lucent”), alleging that the Company’s digital music players require a license to U.S. Patent No. 5,341,457 (the “’457 patent”) and U.S. Patent No. RE 39,080 (the “’080 patent”). On July 13, 2007, the Company filed a complaint for a declaratory judgment of non-infringement and patent invalidity against Lucent Technologies Inc. and Lucent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Lucent Technologies Inc., et al., Civil Case No. C 07 03618. The complaint seeks a declaratory judgment that the Company does not infringe the two patents asserted by Lucent against the Company’s digital music players. The complaint further seeks a judicial determination and declaration that Lucent’s patents are invalid. Defendants have answered and defendant Lucent has asserted a counterclaim of infringement in connection with the ’080 patent. Defendants have also moved to dismiss the case without prejudice and/or stay the case pending their appeal of a judgment

Notes to Consolidated Financial Statements — (Continued)

involving the same patents in suit entered by the United States District Court for the Southern District of California. The Company has moved for summary judgment on its claims for declaratory relief, and has moved to dismiss defendant Lucent’s counterclaim for infringement of the ’080 patent as a matter of law. All motions are presently pending before the Court.

On August 10, 2007, Lonestar Invention, L.P. (“Lonestar”) filed suit against the Company in the Eastern District of Texas, Civil Action No. 6:07-CV-00374-LED. The complaint alleges that a memory controller used in the Company’s flash memory devices infringes U.S. Patent No. 5,208,725. Lonestar is seeking a permanent injunction, actual damages, treble damages for willful infringement, and costs and attorney fees. The Company has answered Lonestar’s complaint, denying Lonestar’s allegations.

On September 11, 2007 the Company and the Company’s CEO, Dr. Eli Harari, received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice investigation into possible antitrust violations in the NAND flash memory industry. The Company also received a notice from the Canadian Competition Bureau (“Bureau”) that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that the Company preserve any records relevant to such investigation. The Company is cooperating in these investigations.

On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division). The suit, Case No. 2-07-CV-396, alleges infringement of Premier’s U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount. On December 10, 2007, an amended complaint was filed. On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company. On February 5, 2008, the Company (along with the other defendants in the action) filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office. This motion is pending. A trial date has not been set.

On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents: Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corporation, Silicon Motion, Inc. (located in Taiwan), Silicon Motion, Inc. (located in California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. (“USBest”); Skymedi Corporation (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”), Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (located in Taiwan), Transcend Information Inc. (located in California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation; Add-On Computer Peripherals, Inc., Add-On Computer Peripherals, LLC, and Add-On Technology Co. (collectively, “Add-On”); A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.; Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corporation (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”). In the complaint, the Company

Notes to Consolidated Financial Statements — (Continued)

alleges that respondents’ flash memory products, such as USB flash drives, Compact Flash cards, and flash media players, infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the ‘’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”). The Company seeks an order excluding the respondents’ flash memory controllers, drives, memory cards, and media players from entry into the United States as well as a permanent cease and desist order against the respondents. On December 6, 2007, the Commission instituted an investigation based on the Company’s complaint. The target date for completing the investigation was originally set for March 12, 2009. Since filing its complaint, the Company has reached settlement agreements with Add-On Computer Peripherals, Inc., Add-On Computer Peripherals, LLC, EDGE, Infotech, Interactive, Kaser, PNY, TSR, and Welldone. The parties’ moved to terminate the investigation as to these respondents in light of the settlement agreements. Most of the respondents that have not settled with the Company have responded to the complaint. Among other things, these respondents deny infringement or that the Company has a domestic industry in the asserted patents. In responding to the complaint, these respondents have also raised several affirmative defenses including, among others, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, acquiescence, latches, estoppel and unclean hands. On January 23, 2008, the Administrative Law Judge issued an initial determination extending the target date by three months to June 12, 2009, proposing a Markman hearing for May 6-7, 2008 and tentatively scheduling the evidentiary hearing to begin on October 27, 2008.

On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic Sales, Inc. (“Synergistic”), USBest, Skymedi, Chipsbank, Infotech, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On, A-DATA, Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interative, LG, TSR and Welldone. In this action, Case No. 07-C-0607-C, the Company asserts that the defendants infringe the ’808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent. The Company seeks damages and injunctive relief. In light of the above mentioned settlement agreements, the Company dismissed its claims against Add-On Computer Peripherals, Inc., Add-On Computer Peripherals, LLC, EDGE, Infotech, Interactive, PNY, TSR, and Welldone. The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice. On November 21, 2007, defendant Kingston filed a motion to stay this action. Several defendants joined in Kingston’s motion. On December 19, 2007, the Court issued an order staying the case in its entirety until the 619 Investigation becomes final. On January 14, 2008, the Court issued an order clarifying that the entire case is stayed for all parties.

On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infortech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, A-DATA, Apacer, Behavior, and Dane-Elec. In this action, Case No. 07-C-0605-C, the Company asserts that the defendants infringe U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”). The Company seeks damages and injunctive relief. In light of above mentioned settlement agreements, the Company dismissed its claims against Infotech and PNY. The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice. On November 21, 2007, defendant Kingston filed a motion to consolidate and stay this action. Several defendants joined in Kingston’s motion. On December 17, 2007, the Company filed an opposition to Kingston’s motion. That same day, several defendants filed another motion to stay this action. On January 7, 2008, the Company opposed the defendants’ second motion to stay. On January 22, 2008, defendants Phison, Skymedi and Behavior filed motions to dismiss the Company’s complaint for lack of personal jurisdiction. That same day, defendants Phison, Silicon Motion, USBest, Skymedi, PQI, Kingston, Buffalo, Verbatim, Transcend, A-DATA, Apacer, and Dane-Elec answered the Company’s complaint denying infringement and raising several affirmative defenses. These defenses included, among others, lack of personal jurisdiction, improper venue, lack of standing, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, latches, and estoppel. On January 24, 2008, Silicon Motion filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction. On January 25, 2008, Dane-Elec also filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction. On January 28, 2008, the Court issued an order staying the case in its entirety with respect to all parties until the proceeding in the 619 Investigation become final. In its order, the Court also consolidated this action (Case Nos. 07-C-0605-C) with the action discussed in the preceding paragraph (07-C-0607-C).

Notes to Consolidated Financial Statements — (Continued)

Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints. On February 7, 2008 all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086. Plaintiffs allege the Company and a number of other manufacturers of flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws. The lawsuits purport to be on behalf of purchasers of flash memory between January 1, 1999 through the present. The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits.

Note 17:	Condensed Consolidating Financial Statements

As part of the acquisition of msystems in November 2006, the Company entered into a supplemental indenture whereby the Company became an additional obligor and guarantor of the assumed $75.0 million 1% Convertible Notes due 2035 issued by msystems Finance Company, (the “Subsidiary Issuer” or “mfinco”) and guaranteed by SanDisk IL Ltd. (the “Other Guarantor Subsidiary” or “SDIL”). SanDisk Corporation’s (the “Parent Company” or the “Company”) guarantee is full and unconditional, jointly and severally with SDIL. Both SDIL and mfinco are wholly-owned subsidiaries of the Company. The following condensed consolidating financial statements present separate information for mfinco as the subsidiary issuer, the Company and SDIL as guarantors and the Company’s other combined non-guarantor subsidiaries, and should be read in conjunction with the consolidated financial statements of the Company.

These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. The fiscal year 2006 financials for mfinco and SDIL represent the period from the date of acquisition, November 19, 2006, to December 31, 2006, as the inception of the guarantee by the Company coincides only with the consummation of the acquisition of msystems on November 19, 2006.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations
For the fiscal year ended December 30, 2007

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company(1)	Issuer(1)	Subsidiary(1)	Subsidiaries(2)	Adjustments	Company
			(In thousands)

Total revenues	$2,193,435	$—	$311,441	$4,993,166	$(3,601,676)	$3,896,366
Total cost of revenues	1,253,220	—	299,885	4,601,636	(3,461,094)	2,693,647

Gross margin	940,215	—	11,556	391,530	(140,582)	1,202,719
Total operating expenses	513,827	—	147,678	401,464	(136,764)	926,205

Operating income (loss)	426,388	—	(136,122)	(9,934)	(3,818)	276,514
Total other income (expense)	106,491	1	23,324	(12,215)	4,301	121,902

Income (loss) before taxes	532,879	1	(112,798)	(22,149)	483	398,416
Provision (benefit) for income taxes	163,422	—	7,539	3,895	(8)	174,848
Minority interest	—	—	5,211	—	—	5,211
Equity in net income (loss) of consolidated subsidiaries	9,005	—	(2,816)	3,836	(10,025)	—

Net income (loss)	$378,462	$1	$(128,364)	$(22,208)	$(9,534)	$218,357

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations
For the Fiscal Year Ended December 31, 2006

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company(1)	Issuer(1)	Subsidiary(1)	Subsidiaries(2)	Adjustments	Company
			(In thousands)

Total revenues	$2,101,601	$—	$89,411	$4,165,416	$(3,098,903)	$3,257,525
Total cost of revenues	1,280,102	—	84,763	3,664,513	(3,011,326)	2,018,052

Gross profits	821,499	—	4,648	500,903	(87,577)	1,239,473
Total operating expenses	467,259	—	212,735	324,587	(91,442)	913,139

Operating income	354,240	—	(208,087)	176,316	3,865	326,334
Total other income (expense)	96,415	5	3,282	44,925	(40,253)	104,374

Income (loss) before taxes	450,655	5	(204,805)	221,241	(36,388)	430,708
Provision (benefit) for income taxes	229,376	—	(1,485)	2,302	—	230,193
Minority interest	—	—	1,619	—	—	1,619
Equity in net income (loss) of consolidated subsidiaries	207,438	—	528	26,077	(234,043)	—

Net income (loss)	$428,717	$5	$(204,411)	$245,016	$(270,431)	$198,896

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets
As of December 30, 2007

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company(1)	Issuer(1)	Subsidiary(1)	Subsidiaries(2),	Adjustments	Company
			(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$389,337	$215	$90,639	$353,558	$—	$833,749
Short-term investments	1,001,641	—	—	—	—	1,001,641
Accounts receivable, net	215,049	—	32,497	223,624	(8,187)	462,983
Inventory	104,626	—	30,238	423,850	(3,637)	555,077
Other current assets	759,872	—	221,932	823,387	(1,358,984)	446,207

Total current assets	2,470,525	215	375,306	1,824,419	(1,370,808)	3,299,657
Property and equipment, net	222,038	—	34,975	165,882	—	422,895
Other non-current assets	2,684,232	71,998	925,424	1,350,985	(1,520,372)	3,512,267

Total assets	$5,376,795	$72,213	$1,335,705	$3,341,286	$(2,891,180)	$7,234,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,386	$—	$34,462	$362,138	$(832)	$444,154
Other current accrued liabilities	587,129	601	66,353	1,253,114	(1,437,468)	469,729

Total current liabilities	635,515	601	100,815	1,615,252	(1,438,300)	913,883
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Non-current liabilities	67,895	—	11,428	60,839	(4,910)	135,252

Total liabilities	1,853,410	75,601	112,243	1,676,091	(1,443,210)	2,274,135

Minority interest	—	—	1,067	—	—	1,067
Total stockholders’ equity	3,523,385	(3,388)	1,222,395	1,665,195	(1,447,970)	4,959,617

Total liabilities and stockholders’ equity	$5,376,795	$72,213	$1,335,705	$3,341,286	$(2,891,180)	$7,234,819

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets
As of December 31, 2006

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company(1)	Issuer(1)	Subsidiary(1)	Subsidiaries(2)	Adjustments	Company
			(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$1,165,473	$48	$71,839	$340,291	$3,049	$1,580,700
Short-term investments	1,192,084	—	26,294	2,681	30,434	1,251,493
Accounts receivable, net	256,801	—	55,864	313,407	(14,332)	611,740
Inventory	106,772	—	71,839	318,154	(781)	495,984
Other current assets	497,513	—	74,434	253,129	(523,132)	301,944

Total current assets	3,218,643	48	300,270	1,227,662	(504,762)	4,241,861
Property and equipment, net	182,750	—	34,870	100,345	—	317,965
Other non-current assets	1,735,998	71,789	1,184,165	595,333	(1,179,328)	2,407,957

Total assets	$5,137,391	$71,837	$1,519,305	$1,923,340	$(1,684,090)	$6,967,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,910	$—	$46,349	$312,219	$(981)	$401,497
Other current accrued liabilities	515,042	226	59,287	512,525	(592,130)	494,950

Total current liabilities	558,952	226	105,636	824,744	(593,111)	896,447
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Non-current liabilities	18,029	—	32,229	29,770	(7,802)	72,226

Total liabilities	1,726,981	75,226	137,865	854,514	(600,913)	2,193,673

Minority interest	—	—	5,976	—	—	5,976
Total stockholders’ equity	3,410,410	(3,389)	1,375,464	1,068,826	(1,083,177)	4,768,134

Total liabilities and stockholders’ equity	$5,137,391	$71,837	$1,519,305	$1,923,340	$(1,684,090)	$6,967,783

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows
For the fiscal year ended December 30, 2007

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company(1)	Issuer(1)	Subsidiary(1)	Subsidiaries(2)	Adjustments	Company
			(In thousands)

Net cash provided by (used in) operating activities	$389,524	$167	$2,211	$264,074	$(3,049)	$652,927
Net cash provided by (used in) investing activities	(983,835)	—	26,087	(260,610)	—	(1,218,358)
Net cash provided by (used in) financing activities	(180,921)	—	(9,880)	9,803	—	(180,998)
Effect of changes in foreign currency exchange rates on cash	(904)	—	382	—	—	(522)

Net increase (decrease) in cash and cash equivalents	(776,136)	167	18,800	13,267	(3,049)	(746,951)
Cash and cash equivalents at beginning of period	1,165,473	48	71,839	340,291	3,049	1,580,700

Cash and cash equivalents at end of period	$389,337	$215	$90,639	$353,558	$—	$833,749

Condensed Consolidating Statements of Cash Flows
For the fiscal year ended December 31, 2006

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company(1)	Issuer(1)	Subsidiary(1)	Subsidiaries(2)	Adjustments	Company
			(In thousands)

Net cash provided by (used in) operating activities	$458,012	$—	$(15,214)	$330,074	$(174,809)	$598,063
Net cash provided by (used in) investing activities	(1,039,970)	48	73,927	(12,066)	—	(978,061)
Net cash provided by (used in) financing activities	1,201,779	—	(3,222)	(1,269)	—	1,197,288
Effect of changes in foreign currency exchange rates on cash	1,542	—	247	(437)	—	1,352

Net increase (decrease) in cash and cash equivalents	621,363	48	55,738	316,302	(174,809)	818,642
Cash and cash equivalents at beginning of period	544,110	—	16,101	23,989	177,858	762,058

Cash and cash equivalents at end of period	$1,165,473	$48	$71,839	$340,291	$3,049	$1,580,700

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements — (Continued)

Note 18:	Supplementary Financial Data (Unaudited)

	Fiscal Quarters Ended
	April 1,	July 1,	September 30,	December 30,
	2007	2007	2007	2007
	(In thousands, except per share data)

2007
Revenues
Product	$689,357	$719,991	$918,810	$1,117,967
License and royalty	96,729	107,041	118,613	127,858

Total revenues	786,086	827,032	1,037,423	1,245,825
Gross profit(1)	194,936	223,713	342,320	441,750
Operating income (loss)(1)	(19,517)	13,584	109,151	173,296
Net income (loss)	$(575)	$28,484	$84,638	$105,810
Net income (loss) per share
Basic(2)	$(0.00)	$0.12	$0.37	$0.47
Diluted(2)	$(0.00)	$0.12	$0.36	$0.45

	Fiscal Quarters Ended
	April 2,	July 2,	October 1,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share data)

2006
Revenues
Product	$537,728	$636,675	$673,189	$1,078,880
License and royalty	85,532	82,510	78,196	84,815

Total revenues	623,260	719,185	751,385	1,163,695
Gross profit(1)	238,393	289,008	296,040	416,032
Operating income(1)	57,925	128,542	128,327	11,540
Net income (loss)	$35,115	$95,641	$103,281	$(35,141)
Net income (loss) per share
Basic(2)	$0.18	$0.49	$0.53	$(0.17)
Diluted(2)	$0.17	$0.47	$0.51	$(0.17)

(1)	Includes the following charges related to share-based compensation, amortization of acquisition-related intangible assets and charges related to acquisitions of Matrix in January 2006 and msystems in November 2006. The Company received business interruption proceeds of $21.8 million, which were recorded as a reduction to cost of product revenue as a result of a power outage in fiscal 2006 related to Flash Ventures.

	Fiscal Quarters Ended
	April 1,	July 1,	September 30,	December 30,
	2007	2007	2007	2007
		(In thousands)

Share-based compensation	31,219	36,970	34,127	30,693
Amortization of acquisition-related intangible assets	30,162	21,633	19,182	19,140
Business interruption recovery	—	—	(16,812)	(4,962)

Total	$61,381	$58,603	$36,497	$44,871

Notes to Consolidated Financial Statements — (Continued)

	Fiscal Quarters Ended
	April 2,	July 2,	October 1,	December 31,
	2006	2006	2006	2006
		(In thousands)

Write-off of acquired in-process technology	$39,600	$—	$—	$186,000
Share-based compensation	18,786	25,870	25,192	30,793
Amortization of acquisition-related intangible assets	3,715	4,432	4,432	15,221

Total	$62,101	$30,302	$29,624	$232,014

(2)	Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option strike prices.

Note 19:	Subsequent Events

In November 2007, Flash Alliance entered into a master equipment lease agreement providing for up to 100.0 billion Japanese yen, or approximately $886 million based upon the exchange rate at December 30, 2007, of original lease obligation. On January 29, 2008, Flash Alliance drew down approximately 30.0 billion Japanese yen, or approximately $266 million based upon the exchange rate at December 30, 2007, of the total amount provided for under the November 2007 master lease agreement, of which the Company guaranteed 15.0 billion Japanese yen, or approximately $133 million based upon the exchange rate at December 30, 2007. See Note 12, “Commitments, Contingencies and Guarantees.”

On February 19, 2008, the Company and Toshiba signed a non-binding memorandum of understanding for a new production joint venture to construct a 300-millimeter wafer fab located in Japan. The new venture has a targeted production start-up date in 2010. Half of the new memory wafer fab’s production capacity will be allocated to the new joint venture and the Company and Toshiba will equally share wafer output and funding for the related equipment. The remaining 50% of the fab’s production capacity will be managed by Toshiba and half of the output will be provided to the Company on a committed foundry basis. The agreement provides the Company an option to convert its committed foundry capacity into the joint venture or to convert to a non-committed foundry arrangement.

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
Judy Bruner
Executive Vice President, Administration and
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

Dated: February 22, 2008

POWER OF ATTORNEY

KNOW ALL PEOPLE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Eli Harari and Judy Bruner, jointly and severally, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Eli Harari (Dr. Eli Harari)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2008

By:	/s/ Judy Bruner (Judy Bruner)	Executive Vice President, Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2008

By:	/s/ Irwin Federman (Irwin Federman)	Vice Chairman of the Board and Lead Independent Director	February 20, 2008

By:	/s/ Steven J. Gomo (Steven J. Gomo)	Director	February 20, 2008

By:	/s/ Eddy W. Hartenstein (Eddy W. Hartenstein)	Director	February 20, 2008

By:	/s/ Catherine P. Lego (Catherine P. Lego)	Director	February 20, 2008

By:	/s/ Michael E. Marks (Michael E. Marks)	Director	February 20, 2008

By:	/s/ James D. Meindl (James D. Meindl)	Director	February 20, 2008

S-1

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among the Registrant, Project Desert Ltd. and msystems Ltd.(22)
3.1	Restated Certificate of Incorporation of the Registrant.(2)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(6)
3.4	Certificate of Amendment to the Amended Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(24)
3.5	Amended and Restated Bylaws of the Registrant dated July 25, 2007.(19)
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(3)
3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(12)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.(2),(4),(6),(24)
4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(11)
4.3	Amendment No. 1 to Rights Agreement by and between the Registrant and Computershare Trust Company, Inc., dated as of November 6, 2006.(27)
4.4	SanDisk Corporation Form of Indenture (including notes).(20)
4.5	Indenture (including form of Notes) with respect to the Registrant’s 1.00% Convertible Senior Notes due 2013 dated as of May 15, 2006 by and between the Registrant and The Bank of New York.(21)
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(2)
10.2	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
10.3	SanDisk Corporation 1995 Stock Option Plan, as Amended and Restated January 2, 2002.(9),(*)
10.4	SanDisk Corporation 1995 Non-Employee Directors Stock Option Plan, as Amended and Restated as of January 2, 2004.(10),(*)
10.5	Registration Rights Agreement, dated as of January 18, 2001, by and between the Registrant, The Israel Corporation, Alliance Semiconductor Ltd., Macronix International Co., Ltd. and Quick Logic Corporation.(5)
10.6	Consolidated Shareholders Agreement, dated as of January 18, 2001, by and among the Registrant, The Israel Corporation, Alliance Semiconductor Ltd. and Macronix International Co., Ltd.(5)
10.7	Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Leumi Le Israel B.M., a banking corporation organized under the laws of the State of Israel, The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(26)
10.8	Agreement, dated as of September 28, 2006, by and among the Registrant, Bank Hapoalim B.M., a banking corporation organized under the laws of the State of Israel, The Israel Corporation Ltd., Alliance Semiconductor Corporation and Macronix International Co. Ltd.(26)
10.9	Amendment No. 3 to Payment Schedule of Series A-5 Additional Purchase Obligations, Waiver of Series A-5 Conditions, Conversion of Series A-4 Wafer Credits and Other Provisions, dated as of November 11, 2003, by and between the Registrant, Tower Semiconductor Ltd. and the other parties thereto.(12)
10.10	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(7),(1)
10.11	Amendment to New Master Agreement, dated and effective as of August 13, 2002 by and between the Registrant and Toshiba Corporation.(8),(1)
10.12	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(7),(1)

Exhibit
Number	Exhibit Title

10.13	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(7),(1)
10.14	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(7)
10.15	Amendment No. 2 to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(25)
10.16	Form of Change of Control Agreement entered into by and between the Registrant and each of the following officers of the Registrant: the Chief Financial Officer; the Executive Vice President and Chief Operating Officer; the Sr. Vice President and General Manager, Retail Business Unit; the Sr. Vice President, Engineering; the Vice President and General Counsel; and the Vice President, Business Development.(13),(*)
10.17	Change of Control Agreement entered into by and between the Registrant and the President and Chief Executive Officer of the Registrant.(13),(*)
10.18	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(14),(1)
10.19	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.(23),(+)
10.20	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation.(14),(1)
10.21	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(23),(+)
10.22	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(14),(1)
10.23	Flash Alliance Mutual Contribution and Environmental Indemnification Agreement, dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(23),(+)
10.24	Patent Indemnification Agreement, dated as of September 10, 2004 by and among the Registrant and the other parties thereto.(14),(1)
10.25	Patent Indemnification Agreement, dated as of July 7, 2006, by and among the Registrant and the other parties thereto.(23),(+)
10.26	Master Lease Agreement, dated as of December 24, 2004, by and among Mitsui Leasing & Development, Ltd., IBJ Leasing Co., Ltd., and Sumisho Lease Co., Ltd. and Flash Partners Ltd.(15),(1)
10.27	Master Lease Agreement, dated as of September 22, 2006, by and among Flash Partners Limited Company, SMBC Leasing Company, Limited, Toshiba Finance Corporation, Sumisho Lease Co., Ltd., Fuyo General Lease Co., Ltd., Tokyo Leasing Co., Ltd., STB Leasing Co., Ltd. and IBJ Leasing Co., Ltd.(23),(+)
10.28	Guarantee Agreement, dated as of December 24, 2004, by and between the Registrant and Mitsui Leasing & Development, Ltd.(15)
10.29	Guarantee Agreement, dated as of September 22, 2006, by and among the Registrant, SMBC Leasing Company, Limited and Toshiba Finance Corporation.(23)
10.30	Amended and Restated SanDisk Corporation 2005 Incentive Plan.(25),(*)
10.31	SanDisk Corporation Form of Notice of Grant of Stock Option.(16),(*)
10.32	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).(16),(*)
10.33	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).(16),(*)
10.34	SanDisk Corporation Form of Stock Option Agreement.(16),(*)
10.35	SanDisk Corporation Form of Automatic Stock Option Agreement.(16),(*)
10.36	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement.(16),(*)
10.37	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement (Director Grant).(16),(*)

Exhibit
Number	Exhibit Title

10.38	SanDisk Corporation Form of Restricted Stock Award Agreement.(16),(*)
10.39	SanDisk Corporation Form of Restricted Stock Award Agreement (Director Grant).(16),(*)
10.40	Form of Amendment to Change of Control Agreement for those officers of the Registrant who are party to such Agreement.(17),(*)
10.41	Guarantee Agreement between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(18)
10.42	Guarantee Agreement, dated as of June 20, 2006, by and between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(25)
10.43	Basic Lease Contract between Flash Partners Yugen Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(18),(+)
10.44	Basic Lease Contract, dated as of June 20, 2006, by and between Flash Partners Yugen Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(25),(+)
10.45	Sublease (Building 3), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(25)
10.46	Sublease (Building 4), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(25)
10.47	Sublease (Building 5), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(28)
10.48	Sublease (Building 6), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(25)
10.49	Form of Second Amendment to Change of Control Agreement for those officers of the Registrant who are party to such Agreement.(29)
12.1	Computation of ratio of earnings to fixed charges. (**)
21.1	Subsidiaries of the Registrant(**)
23.1	Consent of Independent Registered Public Accounting Firm(**)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(**)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(**)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

+	Confidential treatment has been requested with respect to certain portions hereof.

1.	Confidential treatment granted as to certain portions of these exhibits.

2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

3.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

4.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

5.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.

6.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

9.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-85320).

10.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-112139).

11.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

12.	Previously filed as an Exhibit to the Registrant’s 2003 Annual Report on Form 10-K.

13.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 27, 2004.

14.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 26, 2004.

15.	Previously filed as an Exhibit to the Registrant’s 2004 Annual Report on Form 10-K.

16.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 3, 2005.

17.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended July 3, 2005.

18.	Previously filed as an Exhibit to the Registrant’s 2005 Annual Report on Form 10-K.

19.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated July 27, 2007.

20.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 9, 2006.

21.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 15, 2006.

22.	Previously filed as an Exhibit to the Registrant’s Form 8-K/A dated August 1, 2006.

23.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended October 1, 2006

24.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated June 1, 2006.

25.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended July 2, 2006.

26.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d)/A dated October 12, 2006.

27.	Previously filed as an Exhibit to the Registrant’s Form 8-A/A dated November 8, 2006.

28.	Previously filed as an Exhibit to the Registrant’s 2006 Annual Report on Form 10-K.

29.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended July 1, 2007.

E-4