Form 10-Q
period 2008-03-30
SANDISK CORP
filed 2008-05-08
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding of the issuer’s common stock $0.001 par value, as of March 30, 2008: 224,739,799.

SanDisk Corporation
Index

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 30, 2008 and December 30, 2007	3
	Condensed Consolidated Statements of Operations for the three months ended March 30, 2008 and April 1, 2007	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2008 and April 1, 2007	3
	Notes to Condensed Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3
Item 4.	Controls and Procedures	3

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	3
Item 1A.	Risk Factors	3
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3
Item 3.	Defaults Upon Senior Securities	3
Item 4.	Submission of Matters to a Vote of Security Holders	3
Item 5.	Other Information	3
Item 6.	Exhibits	3
	Signatures	3
	Exhibit Index	3
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (in thousands)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2008	December 30, 2007*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,225,285	$833,749
Short-term investments	628,416	1,001,641
Accounts receivable from product revenues, net	180,273	462,983
Inventory	694,823	555,077
Deferred taxes	190,839	212,255
Other current assets	117,570	233,952

Total current assets	3,037,206	3,299,657
Long-term investments	1,169,993	1,060,393
Property and equipment, net	457,666	422,895
Notes receivable and investments in the flash ventures with Toshiba	1,299,225	1,108,905
Deferred taxes	123,666	117,130
Goodwill	840,853	840,870
Intangibles, net	301,208	322,023
Other non-current assets	57,115	62,946

Total assets	$7,286,932	$7,234,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$232,697	$285,711
Accounts payable to related parties	162,164	158,443
Other current accrued liabilities	277,581	286,850
Deferred income on shipments to distributors and retailers and deferred revenue	158,478	182,879

Total current liabilities	830,920	913,883
Convertible long-term debt	1,225,000	1,225,000
Non-current liabilities	179,894	135,252

Total liabilities	2,235,814	2,274,135
Minority interest	151	1,067
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	225	224
Capital in excess of par value	3,825,602	3,796,849
Retained earnings	1,147,949	1,130,069
Accumulated other comprehensive income	77,191	32,475

Total stockholders’ equity	5,050,967	4,959,617

Total liabilities and stockholders’ equity	$7,286,932	$7,234,819

*	Information derived from the audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 30, 2008	April 1, 2007
	(In thousands, except per share amounts)
Revenues:
Product	$724,051	$689,357
License and royalty	125,916	96,729

Total revenues	849,967	786,086
Cost of product revenues	576,604	570,088
Amortization of acquisition-related intangible assets	14,582	21,062

Total cost of product revenues	591,186	591,150

Gross profit	258,781	194,936
Operating expenses:
Research and development	111,434	95,640
Sales and marketing	80,156	56,206
General and administrative	57,804	46,991
Amortization of acquisition-related intangible assets	4,475	9,100
Restructuring	—	6,516

Total operating expenses	253,869	214,453

Operating income (loss)	4,912	(19,517)
Interest income	25,756	37,488
Interest (expense) and other income (expense), net	126	(1,229)

Total other income	25,882	36,259

Income before provision for income taxes	30,794	16,742
Provision for income taxes	12,914	12,157

Income after taxes	17,880	4,585
Minority interest	—	5,160

Net income (loss)	$17,880	$(575)

Net income (loss) per share:
Basic	$0.08	$(0.00)

Diluted	$0.08	$(0.00)

Shares used in computing net income (loss) per share:
Basic	224,518	227,455
Diluted	229,480	227,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 30, 2008	April 1, 2007
	( In thousands)
Cash flows from operating activities:
Net income (loss)	$17,880	$(575)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred and other taxes	(4,369)	11,431
(Gain) loss on equity investments	3,934	(2,204)
Depreciation and amortization	62,883	65,096
Provision for doubtful accounts	5,774	913
Share-based compensation expense	23,226	31,219
Excess tax benefit from share-based compensation	(794)	(6,261)
Other non-cash charges	5,392	5,693
Changes in operating assets and liabilities:
Accounts receivable from product revenues	276,937	467,030
Inventory	(140,362)	(98,109)
Other assets	109,981	63,426
Accounts payable trade	(53,014)	(73,234)
Accounts payable to related parties	3,721	22,547
Other liabilities	(92,556)	(231,723)

Total adjustments	200,753	255,824

Net cash provided by operating activities	218,633	255,249

Cash flows from investing activities:
Purchases of short and long-term investments	(354,955)	(537,162)
Proceeds from sale and maturities of short and long-term investments	624,413	549,146
Notes receivable from Flash Partners Ltd.	(37,418)	—
Acquisition of property and equipment, net	(56,774)	(43,799)
Notes receivable from FlashVision Ltd.	—	24,777
Purchased technology and other assets	1,125	(13,240)

Net cash provided by (used in) investing activities	176,391	(20,278)

Cash flows from financing activities:
Repayment from debt financing	(9,785)	—
Proceeds from employee stock programs	6,437	38,370
Distribution to minority interest	—	(7,485)
Excess tax benefit from share-based compensation	794	6,261
Share repurchase programs	—	(42,096)

Net cash used in financing activities	(2,554)	(4,950)

Effect of changes in foreign currency exchange rates on cash	(934)	388

Net increase in cash and cash equivalents	391,536	230,409
Cash and cash equivalents at beginning of the period	833,749	1,580,700

Cash and cash equivalents at end of the period	$1,225,285	$1,811,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of March 30, 2008, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2008 and April 1, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.
     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30, respectively. The first quarters of fiscal years 2008 and 2007 ended on March 30, 2008 and April 1, 2007, respectively. Fiscal year 2008 ends on December 28, 2008 and fiscal year 2007 ended on December 30, 2007.
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
     Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories and related reserves, investments, income taxes, warranty obligations, restructuring and contingencies, share-based compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.
Recent Accounting Pronouncements
     SFAS No. 161. In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the effect SFAS 161 will have on its disclosures.
     SFAS No. 160. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is assessing the impact of SFAS 160 to its consolidated results of operations and financial position.
     SFAS No. 141 (revised). In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised)
(“SFAS 141(R)”), Business Combinations. SFAS 141(R) changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after the acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. In addition, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, whereas the current accounting treatment requires any adjustment to be recognized through the purchase price. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS 141(R) is expected to change the Company’s accounting treatment prospectively for all business combinations consummated after the effective date.
     FSP No. APB 14-a. The FASB issued a proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations. At the March 26, 2008 FASB meeting, the Board directed the FASB staff to proceed to a draft of FSP No. APB 14-a, for vote by written ballot. Based on the Board’s discussion, the final FSP is expected to be substantially as originally proposed in the exposure draft. In addition, the FSP will require certain additional disclosures that were not included in the original proposal. The FSP will be effective for fiscal years beginning after December 15, 2008 (a delay from the original proposal), will not permit early application (consistent with the original proposal), and will require retrospective application to all periods presented (consistent with the original proposal). While the proposed FSP has not yet been finalized by the FASB, the Company’s initial estimate based upon the current interpretations by the FASB, is that the Company would be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Notes due 2013, including approximately $50 million to $55 million in fiscal year 2008. However, these amounts are subject to material change based upon finalization of the proposed FSP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
2. Fair Value Measurements
     Effective December 31, 2007, the Company adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FSP SFAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to non-financial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s Condensed Consolidated Financial Statements. The Company is currently evaluating the impact of applying the deferred portion of SFAS 157 to the nonrecurring fair value measurements of its nonfinancial assets and nonfinancial liabilities. In accordance with FSP 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for fiscal years beginning after November 15, 2008.
     Concurrently with the adoption of SFAS 157, the Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of March 30, 2008, the Company did not elect the fair value option under SFAS 159 for any financial assets and liabilities that were not previously measured at fair value.
     Fair Value Hierarchy. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2	Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
     The Company’s financial assets are measured at fair value on a recurring basis. The types of instruments that are classified within level 1 of the fair value hierarchy generally include most money market securities, U.S. Treasury securities and equity investments. The types of instruments that are classified within level 2 of the fair value hierarchy generally include U.S. agency securities, commercial paper, U.S. corporate bonds and municipal obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2008 were as follows (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Fixed income securities	$2,714,217	$525,642	$2,188,575	$—
Equity securities	78,958	78,958	—	—
Derivative assets	3,501	—	3,501	—
Other	3,611	—	3,611	—

Total Assets	$2,800,287	$604,600	$2,195,687	$—

Derivative Liabilities	$80	$—	$80	$—

Total Liabilities	$80	$—	$80	$—

     Assets and liabilities measured at fair value on a recurring basis were presented on our Condensed Consolidated Balance Sheet as follows (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$997,546	$525,642	$471,904	$—
Short-term investments	628,416	14,779	613,637	—
Long-term investments	1,169,993	64,179	1,105,814	—
Other assets	4,332	—	4,332	—

Total Assets	$2,800,287	$604,600	$2,195,687	$—

Other current accrued liabilities	$80	$—	$80	$—

Total Liabilities	$80	$—	$80	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
3. Balance Sheet Detail
     Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	March 30, 2008	December 30, 2007
Trade accounts receivable	$655,677	$1,027,588
Related party accounts receivable	6,504	4,725
Allowance for doubtful accounts	(19,424)	(13,790)
Price protection, promotions and other activities	(462,484)	(555,540)

Total accounts receivable from product revenues, net	$180,273	$462,983

     During the first quarter of fiscal year 2008, the Company recorded an additional provision for doubtful accounts as well as a reversal of $12.0 million of product revenues associated with receivable balances related to a customer having severe financial difficulties.
     Inventory. Inventories, net of reserves, were as follows (in thousands):

	March 30, 2008	December 30, 2007
Raw material	$294,928	$197,077
Work-in-process	108,535	94,283
Finished goods	291,360	263,717

Total inventory	$694,823	$555,077

     Other Current Assets. Other current assets were as follows (in thousands):

	March 30, 2008	December 30, 2007
Royalty and other receivables	$21,980	$103,802
Prepaid expenses	58,404	21,874
Tax related receivables	37,186	33,589
Other current assets	—	74,687

Total other current assets	$117,570	$233,952

     Notes Receivable and Investments in the Flash Ventures with Toshiba. Notes receivable and investments in the flash ventures with Toshiba were as follows (in thousands):

	March 30, 2008	December 30, 2007
Notes receivable, Flash Partners Ltd.	$765,101	$639,834
Investment in FlashVision Ltd.	181,889	159,146
Investment in Flash Partners Ltd.	201,816	177,529
Investment in Flash Alliance Ltd.	150,419	132,396

Total notes receivable and investments in the flash ventures with Toshiba	$1,299,225	$1,108,905

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	March 30, 2008	December 30, 2007
Accrued payroll and related expenses	$69,797	$94,220
Taxes payable	2,706	56,945
Accrued restructuring	2,071	2,071
Research and development liability, related party	8,000	8,000
Foreign currency forward contract payables	76,345	5,714
Other accrued liabilities	118,662	119,900

Total other current accrued liabilities	$277,581	$286,850

     Convertible Long-term Debt. The carrying value of convertible long-term debt was as follows (in thousands):

	March 30, 2008	December 30, 2007
1% Senior Convertible Notes due 2013	$1,150,000	$1,150,000
1% Convertible Notes due 2035	75,000	75,000

Total convertible long-term debt	$1,225,000	$1,225,000

     Non-current liabilities. Non-current liabilities were as follows (in thousands):

	March 30, 2008	December 30, 2007
Deferred tax liability	$26,286	$14,479
Income taxes payable	91,106	79,608
Accrued restructuring	11,447	11,891
Other non-current liabilities	51,055	29,274

Total non-current liabilities	$179,894	$135,252

     As of March 30, 2008 and December 30, 2007, the total current and non-current accrued restructuring liabilities were primarily related to excess lease obligations. The reduction in the accrual balance was primarily related to cash lease obligation payments. The lease obligations extend through the end of the lease term in fiscal year 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
4. Goodwill and Other Intangible Assets
     Goodwill. Goodwill balance is presented below (in thousands):

Balance at December 30, 2007	$840,870
Goodwill adjustment	(17)

Balance at March 30, 2008	$840,853

     Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, requires that goodwill of the Company be tested for impairment, at minimum, on an annual basis or earlier in circumstances whereby certain events might trigger a decrease in the value of goodwill. Due to the recent decline in its stock price, the Company performed an interim goodwill impairment test during the first quarter of fiscal year 2008 which resulted in no impairment. However, there can be no assurance that an impairment of goodwill will not be required in the future, based on various triggering events.
     Intangible Assets. Intangible asset balances are presented below (in thousands):

	March 30, 2008			December 30, 2007
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core technology	$311,801	$(93,037)	$218,764	$311,801	$(78,863)	$232,938
Developed product technology	12,900	(5,096)	7,804	12,900	(4,689)	8,211
Trademarks	4,000	(4,000)	—	4,000	(4,000)	—
Backlog	5,000	(5,000)	—	5,000	(5,000)	—
Supply agreement	2,000	(2,000)	—	2,000	(2,000)	—
Customer relationships	80,100	(28,383)	51,717	80,100	(23,907)	56,193

Acquisition-related intangible assets	415,801	(137,516)	278,285	415,801	(118,459)	297,342
Technology licenses and patents	39,243	(16,320)	22,923	39,243	(14,562)	24,681

Total	$455,044	$(153,836)	$301,208	$455,044	$(133,021)	$322,023

     The annual expected amortization expense of intangible assets that existed as of March 30, 2008, is presented below (in thousands):

	Estimated Amortization Expenses
		Technology
	Acquisition-Related	Licenses and
Fiscal year ending:	Intangible Assets	Patents
2008 (remaining nine months)	$57,172	$5,066
2009	71,724	6,199
2010	71,529	4,875
2011	64,809	3,023
2012	12,529	2,375
2013 and thereafter	522	1,385

Total	$278,285	$22,923

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
5. Warranty
     Changes to the Company’s warranty reserve activity are presented below (in thousands):

	Three months ended
	March 30, 2008	April 1, 2007
Balance, beginning of period	$18,662	$15,338
Reductions and adjustments to costs of product revenue	(3,398)	(1,503)
Usage	(1,571)	(3,103)

Balance, end of period	$13,693	$10,732

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
6. Accumulated Other Comprehensive Income
     Accumulated other comprehensive income, net of tax, presented in the accompanying balance sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, including the Company’s investments in equity securities, as well as currency translation adjustments relating to local currency denominated subsidiaries and equity investees (in thousands).

	March 30, 2008	December 30, 2007
Accumulated net unrealized gain on:
Available-for-sale investments	$14,815	$8,657
Foreign currency translation	62,376	23,818

Total accumulated other comprehensive income	$77,191	$32,475

     Comprehensive net income is presented below (in thousands):

	Three months ended
	March 30, 2008	April 1, 2007
Net income (loss)	$17,880	$(575)
Unrealized income on available-for-sale investments	6,158	71
Foreign currency translation income	38,558	4,234

Comprehensive net income	$62,596	$3,730

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
7. Share-Based Compensation
     Share-Based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers. This program includes incentive and non-statutory stock option awards, stock appreciation right awards, restricted stock awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various plans, all of which are stockholder approved. Option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. Awards under the stock issuance program generally vest in equal annual installments over a 4 year period. Initial grants under the automatic grant program vest over a 4-year period and subsequent grants vest over a 1-year period in accordance with the specific vesting provisions set forth in that program. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.
     Valuation Assumptions. The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the three months ended March 30, 2008 and April 1, 2007 was estimated using the following weighted average assumptions:

	Three months ended
	March 30, 2008	April 1, 2007
Option Plan Shares
Dividend yield	None	None
Expected volatility	0.50	0.46
Risk free interest rate	2.28%	4.55%
Expected lives	3.6 years	3.5 years
Estimated annual forfeiture rate	8.31%	7.74%
Weighted average fair value at grant date	$9.76	$15.64

Employee Stock Purchase Plan Shares
Dividend yield	None	None
Expected volatility	0.53	0.44
Risk free interest rate	2.15%	5.16%
Expected lives	1/2 year	1/2 year
Weighted average fair value for grant period	$8.34	$11.44

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Share-Based Compensation Plan Activities
     Stock Options and SARs. A summary of option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of March 30, 2008 and changes during the three months ended March 30, 2008 is presented below (in thousands, except exercise price and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Options and SARs outstanding at December 30, 2007	25,557	$35.59	5.8	$165,185
Granted	1,884	25.26
Exercised	(199)	4.99		4,365
Forfeited	(315)	46.36
Expired	(79)	51.81

Options and SARs outstanding at March 30, 2008	26,848	34.92	5.6	57,135

Options and SARs vested and expected to vest after March 30, 2008, net of forfeitures	25,117	34.43	5.6	57,119

Options and SARs exercisable at March 30, 2008	14,731	29.09	5.1	56,863

     At March 30, 2008, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $175.1 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis, and the weighted average period of this expense is approximately 2.6 years.
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
     A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the three months ended March 30, 2008 is presented below (in thousands, except for grant date fair value):

		Weighted
		Average Grant	Aggregate
	Shares	Date Fair Value	Intrinsic Value
Non-vested share units at December 30, 2007	499	$55.20	$16,735
Granted	510	25.07
Vested	(137)	56.02	3,386
Forfeited	(10)	53.77

Non-vested share units at March 30, 2008	862	25.18	18,335

     As of March 30, 2008, the Company had approximately $27.1 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 3.2 years.
     Employee Stock Purchase Plan. At March 30, 2008, there was $2.7 million of unrecognized compensation cost related to the ESPP that is expected to be recognized over a period of approximately 4 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Share-Based Compensation Expense. The Company recorded $23.2 million and $31.2 million of share-based compensation for the three months ended March 30, 2008 and April 1, 2007, respectively, that included the following (in thousands):

	Three months ended
	March 30, 2008	April 1, 2007
Share-based compensation expense by caption:
Cost of product sales	$3,629	$3,214
Research and development	8,826	12,687
Sales and marketing	3,511	6,923
General and administrative	7,260	8,395

Total share-based compensation expense	$23,226	$31,219

Share-based compensation expense by type of award:
Stock options and SARs	$20,634	$26,645
Restricted stock	1,487	3,466
ESPP	1,105	1,108

Total share-based compensation expense	$23,226	$31,219

     Share-based compensation expense of $3.0 million and $3.3 million related to manufacturing personnel was capitalized into inventory as of March 30, 2008 and April 1, 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
8. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended
	March 30, 2008	April 1, 2007
Numerator for basic net income (loss) per share:
Net income (loss), as reported	$17,880	$(575)
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	224,518	227,455

Basic net income (loss) per share	$0.08	$(0.00)

Numerator for diluted net income (loss) per share:
Net income (loss), as reported	$17,880	$(575)
Interest on the 1% Convertible Notes due 2035, net of tax	117	—

Net income (loss) used in computing diluted net income per share	$17,997	$(575)

Denominator for diluted net income (loss) per share:
Weighted average common shares outstanding	224,518	227,455
Effect of dilutive 1% Convertible Notes due 2035	2,012	—
Effect of dilutive options and restricted stock	2,950	—

Shares used in computing diluted net income (loss) per share	229,480	227,455

Diluted net income (loss) per share	$0.08	$(0.00)

Anti-dilutive shares excluded from net income per share calculation	47,631	39,156
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
9. Commitments, Contingencies and Guarantees
     FlashVision. The Company has a 49.9% ownership interest in FlashVision Ltd. (“FlashVision”), a business venture with Toshiba Corporation (“Toshiba”) which owns 50.1%, formed in fiscal year 2000. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 200-millimeter wafer fabrication facilities located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by FlashVision. FlashVision purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in FlashVision under the equity method of accounting. The terms of the FlashVision venture contractually obligate the Company to purchase its provided three-month forecast of FlashVision’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of FlashVision’s costs to the extent that FlashVision’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, the Company will then be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollar will fluctuate based on the exchange rate in effect on that date. See “Off-Balance Sheet Liabilities.”
     Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2004. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners. Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Partner’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of March 30, 2008, the Company had notes receivable from Flash Partners of 76.3 billion Japanese yen, or approximately $765 million based upon the exchange rate at March 30, 2008. These notes are secured by the equipment purchased by Flash Partners using the note proceeds. The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”
     Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2006. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Alliance. Flash Alliance purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Alliance’s NAND wafer supply, which generally equals 50 percent of the venture’s output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The Company has guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.”
     As a part of the FlashVision, Flash Partners and Flash Alliance (collectively referred to as “Flash Ventures”) agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. As of both March 30, 2008 and December 30, 2007, the Company had accrued liabilities related to these expenses of $8.0 million.
     Toshiba Foundry. The Company has the ability to purchase additional capacity under a foundry arrangement with Toshiba.
     Business Ventures and Foundry Arrangement with Toshiba. Purchase orders placed under Flash Ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled.
     Other Silicon Sources. The Company’s contracts with its other sources of silicon wafers generally require the Company to provide purchase order commitments based on nine-month rolling forecasts. The purchase orders placed under these arrangements relating to the first three months of the nine-month forecast are generally binding and cannot be canceled. These outstanding purchase commitments for other sources of silicon wafers are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.
     Subcontractors. In the normal course of business, the Company’s subcontractors periodically procure production materials based on the forecast the Company provides to them. The Company’s agreements with these subcontractors require that it reimburse them for materials that are purchased on the Company’s behalf in accordance with such forecast. Accordingly, the Company may be committed to certain costs over and above its open noncancelable purchase orders with these subcontractors. These commitments for production materials to subcontractors are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.
Off-Balance Sheet Liabilities
     The following table details the Company’s portion of the remaining indemnification or guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at March 30, 2008.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in millions)
FlashVision
June 2006	¥3.4	$34	2009

Flash Partners
December 2004	¥15.1	$151	2010
December 2005	11.8	119	2011
June 2006	11.8	119	2011
September 2006	37.3	374	2011
March 2007	25.5	256	2012
February 2008	12.5	125	2013

	¥114.0	$1,144

Flash Alliance
November 2007	¥43.5	$437	2013

Total indemnification or guarantee obligations	¥160.9	$1,615

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The following table details the breakdown of the Company’s remaining indemnification or guarantee obligations between the principal amortization and the purchase option exercise price at the term of the leases, in annual installments as of March 30, 2008 in U.S. dollars based upon the exchange rate at March 30, 2008.

		Purchase
		Option
	Payment of	Exercise Price	Indemnification
	Principal	at Final Lease	or Guarantee
Annual Installments	Amortization	Terms	Amount
		(In millions)
Year 1	$353	$—	$353
Year 2	332	15	347
Year 3	268	102	370
Year 4	150	192	342
Year 5	48	155	203

Total indemnification or guarantee obligations	$1,151	$464	$1,615

     FlashVision. FlashVision has an equipment lease arrangement of approximately 15.0 billion Japanese yen, or approximately $151 million based upon the exchange rate at March 30, 2008, of which 6.7 billion Japanese yen, or approximately $68 million based upon the exchange rate at March 30, 2008, was outstanding as of March 30, 2008.
     Master lease payments are due quarterly and are scheduled to be completed in February 2009. Under the terms of the June 2006 master lease, Toshiba guaranteed these commitments on behalf of FlashVision. The Company agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of Toshiba’s guarantee of the FlashVision equipment lease arrangement. If FlashVision fails to meet its lease commitments, and Toshiba fulfills these commitments under the terms of Toshiba’s guarantee, then the Company will be obligated to reimburse Toshiba for 49.9% of any claims and associated expenses under the lease, unless the claims result from Toshiba’s failure to meet its obligations to FlashVision or its covenants to the lenders. Because FlashVision’s equipment lease arrangement is denominated in Japanese yen, the maximum amount of the Company’s contingent indemnification obligation on a given date when converted to U.S. dollars will fluctuate based on the exchange rate in effect on that date. As of March 30, 2008, the maximum amount of the Company’s contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 3.4 billion Japanese yen, or approximately $34 million based upon the exchange rate at March 30, 2008.
     Flash Partners. Flash Partners sells and leases-back from a consortium of financial institutions a portion of its tools and has entered into six equipment master lease agreements totaling 300.0 billion Japanese yen, or approximately $3.01 billion based upon the exchange rate at March 30, 2008, of which 228.1 billion Japanese yen, or approximately $2.29 billion based upon the exchange rate at March 30, 2008, had been drawn and was outstanding at March 30, 2008. The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements. As of March 30, 2008, the amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects future payments and any lease adjustments, was 114.0 billion Japanese yen, or approximately $1.14 billion based upon the exchange rate at March 30, 2008. Certain lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2013. At the end of each of the master lease terms, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The master lease agreements contain covenants, the most restrictive of which require the Company to maintain a minimum shareholder equity balance of $1.16 billion as well as a minimum corporate rating of BB-, based on a named independent rating service. In addition, the master lease agreements contain customary events of default for Japanese lease facilities. The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was insignificant at inception of each master lease.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Flash Alliance. Flash Alliance sells and leases-back from a consortium of financial institutions a portion of its tools and has entered into an equipment master lease agreement totaling 100.0 billion Japanese yen, or approximately $1.0 billion based upon the exchange rate at March 30, 2008, of which 87.1 billion Japanese yen, or approximately $874 million based upon the exchange rate at March 30, 2008, had been drawn and was outstanding as of March 30, 2008. The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreement. As of March 30, 2008, the amount of the Company’s guarantee obligation of the Flash Alliance master lease agreement, was 43.5 billion Japanese yen, or approximately $437 million based upon the exchange rate at March 30, 2008. Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013. At the end of the lease term, Flash Alliance has the option of purchasing the tools from the lessors. Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The master lease agreements contain covenants, the most restrictive of which require the Company to maintain a minimum shareholder equity balance of $1.51 billion as well as minimum corporate ratings of BB- or BB+, based on two named independent rating services. In addition, the master lease agreement contains customary events of default for a Japanese lease facility. The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreement was insignificant at inception of the master lease.
     Flash Ventures expects to secure additional equipment lease facilities over time, for which the Company will be expected to provide guarantees.
Guarantees
     Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of March 30, 2008, no amount had been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.
     As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 30, 2008 or December 30, 2007, as this liability is not reasonably estimable even though liability under these agreements is not remote.
     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other, Flash Partners and Flash Alliance, for environmental remediation costs or liability resulting from Flash Partners or Flash Alliance’s manufacturing operations in certain circumstances. In fiscal years 2004 and 2006, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facilities at which Flash Partners and Flash Alliance operations are located to establish a baseline for evaluating future environmental conditions. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Partners or Flash Alliance infringe third-party patents. The Company has not made any indemnification payments under any such agreements and as of March 30, 2008, no amounts have been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Contractual Obligations and Off-Balance Sheet Arrangements
     Contractual Obligations. The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at March 30, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

						More than 5
				2 - 3 Years	4 –5 Years	Years
			1 Year or Less	(Fiscal 2009	(Fiscal 2011	(Beyond
	Total		(9 months)	and 2010)	and 2012)	Fiscal 2012)
Operating leases	$42,178		$7,021	$17,734	$9,241	$8,182
FlashVision reimbursement for certain other costs including depreciation	133,276	(3)	50,905	79,010	3,361	—
Flash Partners reimbursement for certain other costs including depreciation	2,268,118	(3)	443,568	1,200,690	530,919	92,941
Flash Alliance fabrication capacity expansion and reimbursement for certain other costs including depreciation and start-up	3,239,425	(3)	1,239,803	1,101,305	780,133	118,184
Toshiba research and development	16,982	(3)	16,982	—	—	—
Capital equipment purchases commitments	64,531		64,531	—	—	—
Convertible notes principal and interest (1)	1,304,108		9,188	24,500	24,500	1,245,920
Operating expense commitments	36,593		36,593	—	—	—
Noncancelable production purchase commitments (2)	386,415	(3)	386,415	—	—	—

Total contractual cash obligations	$7,491,626		$2,255,006	$2,423,239	$1,348,154	$1,465,227

Off-Balance Sheet Arrangements.

As of
March 30, 2008
Indemnification of FlashVision equipment lease (4)	$33,786
Guarantee of Flash Partners equipment leases (5)	1,144,238
Guarantee of Flash Alliance equipment lease (5)	436,850

(1)	In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Senior Convertible Notes due May 15, 2013. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013. In November 2006, through its acquisition of msystems Ltd. (“msystems”), the Company assumed msystems’ $75 million in aggregate principal amount of 1% Convertible Notes due March 15, 2035. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on March 15 and September 15 of each year until calendar year 2035.

(2)	Includes Toshiba foundries, FlashVision, Flash Partners, Flash Alliance, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at March 30, 2008.

(4)	The Company’s contingent indemnification obligation is 3.4 billion Japanese yen, or approximately $34 million based upon the exchange rate at March 30, 2008.

(5)	The Company’s guarantee obligation, net of cumulative lease payments, is 157.6 billion Japanese yen, or approximately $1.58 billion based upon the exchange rate at March 30, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The Company has excluded $91.1 million of unrecognized tax benefits from the contractual obligation table above due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefit at March 30, 2008. The Company is unable to make reasonable reliable estimates of the period of cash settlement with the respective taxing authorities.
     The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal years 2008 through 2016. Future minimum lease payments at March 30, 2008 are presented below (in thousands):

Fiscal Year Ending:
2008 (remaining nine months)	$7,660
2009	10,069
2010	9,108
2011	6,947
2012	5,013
2013 and thereafter	8,182

46,979
Sublease income to be received in the future under noncancelable subleases	(4,801)

Net operating leases	$42,178

     Foreign Currency Exchange and Other Contracts. The Company transacts business in various foreign currencies. Exposure to foreign currency exchange rate fluctuations arises from non-functional currency denominated monetary assets and liabilities as well as from future purchases and sales denominated in currencies other than the U.S. dollar.
     The Company utilizes foreign currency forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market at March 30, 2008 with unrealized gains and losses included in “Other income” of the Condensed Consolidated Statements of Operations. As of March 30, 2008, the Company had foreign currency forward contracts in place hedging exposures in European euros, new Israel shekels, Japanese yen and Taiwanese dollars. These forward contracts netted to sell U.S. dollar equivalent of approximately $644.4 million in foreign currencies based upon the exchange rates at March 30, 2008.
     As of March 30, 2008, the Company did not have any foreign currency hedging contracts in place related to future purchases and sales.
     For the three months ended March 30, 2008 and April 1, 2007, foreign currency contracts resulted in a loss of $65.1 million and gain of $0.7 million, respectively, including forward point income, offset by the revaluation of the foreign currency exposures hedged by these forward contracts which had a gain of $77.3 million and gain of $0.1 million, respectively. As of March 30, 2008, the Company had foreign currency exchange contract lines of $2.1 billion.
     The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities. These securities had a fair value of approximately $64.2 million as of March 30, 2008. The changes in the fair value of the cash flow hedges are included in accumulated other comprehensive income and were immaterial for the three months ended March 30, 2008 and April 1, 2007.
     The Company does not enter into derivatives for speculative or trading purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
10. Related Parties and Strategic Investments
     Toshiba. The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. See also Note 9, “Commitments, Contingencies and Guarantees.” The Company purchased NAND flash memory wafers from Flash Ventures and Toshiba, made payments for shared research and development expenses, made loans to Flash Ventures and made investments in Flash Ventures totaling approximately $460.4 million and $222.8 million in the three months ended March 30, 2008 and April 1, 2007, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. During the three months ended March 30, 2008 and April1, 2007, the Company had sales to Toshiba of $5.4 million compared to $26.4 million, respectively. At March 30, 2008 and December 30, 2007, the Company had accounts payable balances due to Toshiba of $2.4 million and $0.2 million, respectively, and accounts receivable balances from Toshiba of $5.6 million and $4.2 million, respectively. As of both March 30, 2008 and December 30, 2007, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $8.0 million.
     Flash Ventures with Toshiba. The Company owns 49.9% of each Flash Venture entity and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to Flash Ventures’ lease arrangements, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 9, “Commitments, Contingencies and Guarantees.” Flash Ventures are all variable interest entities as defined under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and the Company is not the primary beneficiary of any of Flash Venture’s entities because it absorbs less than a majority of the expected gains and losses of each entity. At March 30, 2008 and December 30, 2007, the Company had accounts payable balances due to Flash Ventures of $130.8 million and $131.3 million, respectively.
     Tower Semiconductor. As of March 30, 2008, the Company owned approximately 11.5% of the outstanding shares of Tower Semiconductor Ltd. (“Tower”), one of its suppliers of wafers for its controller components and has convertible debt and a warrant to purchase Tower ordinary shares. In the three months ended March 30, 2008, the Company’s Chief Executive Officer resigned as a member of the Tower Board of Directors. As of March 30, 2008, the Company owned approximately 14.1 million Tower shares with a market value of $14.8 million. In addition, the Company holds a Tower convertible debenture with a market value of $3.6 million. As of March 30, 2008, the Company had an outstanding loan of $7.5 million to Tower for expansion of Tower’s 0.13 micron logic wafer capacity. The loan to Tower is secured by the equipment purchased. The Company purchased controller wafers and related non-recurring engineering of $12.2 million and $16.0 million in the three months ended March 30, 2008 and April 1, 2007, respectively. The purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At March 30, 2008 and December 30, 2007, the Company had amounts payable to Tower of $6.2 million and $6.1 million, respectively.
     Flextronics. On January 10, 2008, the chairman of Flextronics, who also serves on the Company’s Board of Directors, resigned from Flextronics. The activity from December 31, 2007 to January 10, 2008 between Flextronics and the Company was immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
11. Litigation
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us. In each case, including those listed below, where we are the defendant, we intend to vigorously defend the action. At this time, the Company does not believe it is reasonably possible that losses related to the current litigations, including those described below, have occurred beyond the amounts, if any, that have been accrued.
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc. (“Memorex”), Pretec Electronics Corporation (“Pretec”), RITEK Corporation (“RITEK”), and Power Quotient International Co., Ltd (“PQI”). In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. On May 6, 2003, the District Court entered a stipulated consent judgment against PQI. The District Court granted summary judgment of non-infringement in favor of defendants RITEK, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. On June 29, 2007, defendant RITEK entered into a settlement agreement and cross-license with the Company. In light of the agreement, the Company agreed to dismiss all current patent infringement litigation against RITEK. A stipulated dismissal with prejudice between the Company and RITEK was entered on July 23, 2007. On August 30, 2007, the Company entered into a settlement agreement with Memorex regarding the accused products. On September 7, 2007, in light of the settlement between the Company and Memorex, the Court entered a stipulation dismissing the Company’s claims against Memorex. On October 25, 2007, the Court Clerk entered a default against Pretec. On January 14, 2008, the Company filed a motion for default judgment against Pretec. The Court scheduled a hearing regarding the Company’s motion for April 3, 2008. The Company has taken the hearing off calendar in light of ongoing settlement discussions with Pretec and its successor, PTI Global Inc.
     On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane-Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which received final approval from the Court on November 20, 2006. Four objectors to the settlement filed appeals from the Court’s order granting final approval. On November 30, 2007, the First District of the California Court of Appeal affirmed in full the trial court’s judgment and final approval of the settlement. The objectors then filed petitions for the Court of Appeal to rehear the matter en banc, which petitions were denied on December 21, 2007. The objectors subsequently filed petitions with the California Supreme Court, asking the Supreme Court to review of the decision of the Court of Appeal. Those petitions were denied on February 27, 2008. The Company has since paid all monies due and distributed all class benefits required under the terms of the settlement agreement.
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed. On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims. A case management conference was conducted on June 29, 2007. At that conference, the parties agreed that the remaining declaratory judgment claims will be dismissed, pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below). The parties also agreed that the ’338 patent and a second Company patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case. ST filed an answer and counterclaims on September 6, 2007. ST’s counterclaims included assertions of antitrust violations. On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims. On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines until the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Court resolves the Company’s motion to dismiss. On January 25, 2008, the Court held a hearing on the Company’s motion. At the hearing, the Court converted the Company’s Motion to Dismiss into a Motion for Summary Judgment. The Company’s Motion for Summary Judgment is scheduled to be heard on July 18, 2008.
     On October 14, 2005, STMicro filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal, which asks that the Superior Court’s September 12, 2006 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company appealed the denial of that motion, and the proceedings at the Superior Court were stayed during the pendency of the appeal. On August 7, 2007, the First District Court of Appeal affirmed the Superior Court’s decision. The California Supreme Court subsequently denied the Company’s petition for review of the Court of Appeal’s decision. Litigation is now proceeding at the Superior Court, which has scheduled a case management conference for May 8, 2008. On May 15, 2008, the Company and Dr. Harari will file a motion for summary judgment based on the statute of limitations. That motion will be heard by the Court on July 10, 2008.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     On September 11, 2006, Mr. Rabbi, a shareholder of msystems filed a derivative action and a motion to permit him to file the derivative action against four directors of msystems and msystems, arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law. Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems. On January 25, 2007, msystems filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company. On March 12, 2008, the court accepted msystems’ motion and determined that the motion to seek leave to file the derivative action is dismissed and consequently, the derivative action itself is dismissed.
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
     On August 10, 2007, Lonestar Invention, L.P. (“Lonestar”) filed suit against the Company in the Eastern District of Texas, Civil Action No. 6:07-CV-00374-LED. The complaint alleges that a memory controller used in the Company’s flash memory devices infringes U.S. Patent No. 5,208,725. Lonestar is seeking a permanent injunction, actual damages, treble damages for willful infringement, and costs and attorney fees. The Company has answered Lonestar’s complaint, denying Lonestar’s allegations. The Court has scheduled a Markman hearing for November 6, 2008, and set the case for trial on July 13, 2009.
     On September 11, 2007, the Company and the Company’s CEO, Dr. Eli Harari, received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice investigation into possible antitrust violations in the NAND flash memory industry. The Company also received a notice from the Canadian Competition Bureau (“Bureau”) that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that the Company preserve any records relevant to such investigation. The Company is cooperating in these investigations.
     On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division). The suit, Case No. 2-07-CV-396, alleges infringement of Premier’s U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount. On December 10, 2007, an amended complaint was

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
filed. On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company. On February 5, 2008, the Company (along with the other defendants in the action) filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office. This motion is pending. Jury selection has been set for March 2, 2010.
     On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents: Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corporation, Silicon Motion, Inc. (located in Taiwan), Silicon Motion, Inc. (located in California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. (“USBest”); Skymedi Corporation (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co. Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (located in Taiwan), Transcend Information Inc. (located in California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co.; A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.(“Emprex”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corporation (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”). In the complaint, the Company alleges that respondents’ flash memory products, such as USB flash drives, Compact Flash cards, and flash media players, infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”). The Company seeks an order excluding the respondents’ flash memory controllers, drives, memory cards, and media players, and products containing them, from entry into the United States as well as a permanent cease and desist order against the respondents. On December 6, 2007, the Commission instituted an investigation based on the Company’s complaint. The target date for completing the investigation was originally set for March 12, 2009. Since filing its complaint, the Company has reached settlement agreements with Add-On Computer Peripherals, EDGE, Infotech, Interactive, Kaser, PNY, TSR, and Welldone; and Buffalo agreed to entry of a consent order. The investigation has been terminated as to these respondents in light of the settlement agreements and entry of the consent order. The investigation has also been terminated as to Acer after Acer provided evidence that it has no corporate relationship with Respondents who import products accused of infringement in the case. Respondents Add-On Technology Co., Behavior, Emprex, and Zotek have failed to respond to SanDisk’s complaint or discovery requests and have been ordered to show cause as to why they should not be found in default no later than March 28, 2008. These respondents failed to show cause. On April 25, 2008, the Administrative Law Judge (“ALJ”) issued an Initial Determination Granting SanDisk’s Motion for an Entry of Default Against [these] Five Respondents. Most of the respondents that have not settled with the Company have responded to the complaint. Among other things, these respondents deny infringement or that the Company has a domestic industry in the asserted patents. In responding to the complaint, these respondents have also raised several affirmative defenses including, among others, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, acquiescence, latches, estoppel and unclean hands. On January 23, 2008, the ALJ issued an initial determination extending the target date by three months to June 12, 2009. On February 2, 2008, the ALJ set a Markman hearing for May 6-7, 2008 and the evidentiary hearing for October 27, 2008 through November 7, 2008. On March 12, 2008, the ALJ issued an order bifurcating and staying the investigation with respect to the ’808 patent pending the outcome of the Harari Matter which includes ownership allegations regarding that patent. On March 19, 2008, both the Office of Unfair Import Investigations and SanDisk filed petitions seeking review of this order by the Commission. On April 11, 2008, the Commission issued a notice that it intended to review this initial determination. On April 24, 2008, SanDisk filed a motion for partial termination of the investigation with respect to the ’808 patent. On the same day, SanDisk also sent a letter to the Commission requesting a stay of briefing related to its review of this initial determination until the ALJ decides SanDisk’s motion as this decision could make the Commission’s review unnecessary.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic Sales, Inc. (“Synergistic”), USBest, Skymedi, Chipsbank, Infotech, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On, A-DATA, Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interactive, LG, TSR and Welldone. In this action, Case No. 07-C-0607-C, the Company asserts that the defendants infringe the ’808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent. The Company seeks damages and injunctive relief. In light of the above-mentioned settlement agreements, the Company dismissed its claims against Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR, and Welldone. The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice. On November 21, 2007, defendant Kingston filed a motion to stay this action. Several defendants joined in Kingston’s motion. On December 19, 2007, the Court issued an order staying the case in its entirety until the 619 Investigation becomes final. On January 14, 2008, the Court issued an order clarifying that the entire case is stayed for all parties.
     On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infotech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, A-DATA, Apacer, Behavior, and Dane-Elec. In this action, Case No. 07-C-0605-C, the Company asserts that the defendants infringe U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”). The Company seeks damages and injunctive relief. In light of above mentioned settlement agreements, the Company dismissed its claims against Infotech and PNY. The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice. On November 21, 2007, defendant Kingston filed a motion to consolidate and stay this action. Several defendants joined in Kingston’s motion. On December 17, 2007, the Company filed an opposition to Kingston’s motion. That same day, several defendants filed another motion to stay this action. On January 7, 2008, the Company opposed the defendants’ second motion to stay. On January 22, 2008, defendants Phison, Skymedi and Behavior filed motions to dismiss the Company’s complaint for lack of personal jurisdiction. That same day, defendants Phison, Silicon Motion, USBest, Skymedi, PQI, Kingston, Buffalo, Verbatim, Transcend, A-DATA, Apacer, and Dane-Elec answered the Company’s complaint denying infringement and raising several affirmative defenses. These defenses included, among others, lack of personal jurisdiction, improper venue, lack of standing, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, latches, and estoppel. On January 24, 2008, Silicon Motion filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction. On January 25, 2008, Dane-Elec also filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction. On January 28, 2008, the Court issued an order staying the case in its entirety with respect to all parties until the proceeding in the 619 Investigation become final. In its order, the Court also consolidated this action (Case Nos. 07-C-0605-C) with the action discussed in the preceding paragraph (07-C-0607-C).
     Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints. On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086. Plaintiffs allege the Company and a number of other manufacturers of flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws. The lawsuits purport to be on behalf of purchasers of flash memory between January 1, 1999 through the present. The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits. On April 8, 2008, the Company, along with co-defendants, filed motions to dismiss the direct purchaser and indirect purchaser complaints. Also on April 8, 2008, the Company, along with co-defendants, filed a motion for a protective order to stay discovery. The hearing on the motions to dismiss and the motion for a protective order staying discovery are set for June 3, 2008. On April 22, 2008, direct and indirect purchaser plaintiffs filed oppositions to the motions to dismiss. The Company’s, along with co-defendants’, reply to the oppositions will be due May 13, 2008. The hearing on the motions to dismiss and the motion for a protective order staying discovery are set for June 3, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
12. Condensed Consolidating Financial Statements
     As part of the acquisition of msystems in November 2006, the Company entered into a supplemental indenture whereby the Company became an additional obligor and guarantor of the assumed $75 million 1% Convertible Notes due 2035 issued by msystems Finance Company, (the “Subsidiary Issuer” or “mfinco”) and guaranteed by SanDisk IL Ltd. (the “Other Guarantor Subsidiary” or formerly “msystems”). The Company’s (the “Parent Company”) guarantee is full and unconditional, and joint and several with msystems. Both msystems and mfinco are wholly-owned subsidiaries of the Company. The following condensed consolidating financial statements present separate information for mfinco as the subsidiary issuer, the Company and msystems as guarantors and the Company’s other combined non-guarantor subsidiaries, and should be read in conjunction with the condensed consolidated financial statements of the Company.
     These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. Amounts of operating and financing cash flows related to combined non-guarantor subsidiaries and consolidating adjustments for the three months ended April 1, 2007 have been revised to properly reflect certain reclassifications. The reclassifications did not have any effect on the net change in cash and cash equivalents for the combined Non-guarantor Subsidiaries, the Consolidating Adjustments or the Total Company columns of the Condensed Consolidating Statements of Cash Flows for the three month period ended April 1, 2007.
Condensed Consolidating Statements of Operations
For the three months ended March 30, 2008

			Other	Combined Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Total revenues	$473,229	$—	$88,373	$1,097,814	$(809,449)	$849,967
Total cost of revenues	258,598	—	48,959	1,029,006	(745,377)	591,186

Gross margin	214,631	—	39,414	68,808	(64,072)	258,781
Total operating expenses	146,304	—	43,859	127,755	(64,049)	253,869

Operating income (loss)	68,327	—	(4,445)	(58,947)	(23)	4,912
Total other income (expense)	16,683	9	3,075	6,548	(433)	25,882

Income (loss) before taxes	85,010	9	(1,370)	(52,399)	(456)	30,794
Provision for income taxes	4,105	—	3,346	5,462	1	12,914
Equity in net income (loss) of consolidated subsidiaries	(72,850)	—	(1,404)	13,973	60,281	—

Net income (loss)	$8,055	$9	$(6,120)	$(43,888)	$59,824	$17,880

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Statements of Operations
For the three months ended April 1, 2007

			Other	Combined Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Total revenues	$421,493	$—	$92,395	$941,841	$(669,643)	$786,086
Total cost of revenues	226,786	—	99,596	907,834	(643,066)	591,150

Gross margin	194,707	—	(7,201)	34,007	(26,577)	194,936
Total operating expenses	129,588	—	38,487	69,116	(22,738)	214,453

Operating income (loss)	65,119	—	(45,688)	(35,109)	(3,839)	(19,517)
Total other income (expense)	38,354	1	3,252	(2,332)	(3,016)	36,259

Income (loss) before taxes	103,473	1	(42,436)	(37,441)	(6,855)	16,742
Provision (benefit) for income taxes	12,281	—	(972)	(331)	1,179	12,157
Minority interest	—	—	5,160	—	—	5,160
Equity in net income (loss) of consolidated subsidiaries	(35,556)	—	5,212	(1,040)	31,384	—

Net income (loss)	$55,636	$1	$(41,412)	$(38,150)	$23,350	$(575)

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Balance Sheets
As of March 30, 2008

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiary (2)	Adjustments	Company
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$921,208	$65	$86,649	$217,363	$—	$1,225,285
Short-term investments	628,416	—	—	—	—	628,416
Accounts receivable, net	16,891	—	26,501	150,474	(13,593)	180,273
Inventory	102,620	—	24,428	572,257	(4,482)	694,823
Other current assets	804,041	—	247,247	803,466	(1,546,345)	308,409

Total current assets	2,473,176	65	384,825	1,743,560	(1,564,420)	3,037,206
Property and equipment, net	238,976	—	35,043	183,647	—	457,666
Other non-current assets	2,738,606	71,588	913,653	1,394,454	(1,326,241)	3,792,060

Total assets	$5,450,758	$71,653	$1,333,521	$3,321,661	$(2,890,661)	$7,286,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,387	$—	$14,657	$340,709	$(892)	$394,861
Other current accrued liabilities	603,329	31	76,257	1,262,930	(1,506,488)	436,059

Total current liabilities	643,716	31	90,914	1,603,639	(1,507,380)	830,920
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Non-current liabilities and deferred taxes	99,095	—	13,972	74,977	(8,150)	179,894

Total liabilities	1,892,811	75,031	104,886	1,678,616	(1,515,530)	2,235,814

Minority interest	—	—	151	—	—	151
Total stockholders’ equity	3,557,947	(3,378)	1,228,484	1,643,045	(1,375,131)	5,050,967

Total liabilities and stockholders’ equity	$5,450,758	$71,653	$1,333,521	$3,321,661	$(2,890,661)	$7,286,932

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Statements of Cash Flows
For the three months ended March 30, 2008

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Net cash provided by operating activities	$298,945	$(150)	$(1,587)	$(78,575)	$—	$218,633
Net cash provided by (used in) investing activities	226,094	—	(2,403)	(47,300)	—	176,391
Net cash provided by (used in) financing activities	7,231	—	—	(9,785)	—	(2,554)
Effect of changes in foreign currency exchange rates on cash	(399)	—	—	(535)	—	(934)

Net increase (decrease) in cash and cash equivalents	531,871	(150)	(3,990)	(136,195)	—	391,536
Cash and cash equivalents at beginning of period	389,337	215	90,639	353,558	—	833,749

Cash and cash equivalents at end of period	$921,208	$65	$86,649	$217,363	$—	$1,225,285

Condensed Consolidating Statements of Cash Flows
For the three months ended April 1, 2007

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Net cash provided by (used in) operating activities	$230,634	$1	$44,627	$(17,941)	$(2,072)	$255,249
Net cash provided by (used in) investing activities	(20,055)	—	29,142	(29,365)	—	(20,278)
Net cash provided by (used in) financing activities	2,535	—	(7,485)	—	—	(4,950)
Effect of changes in foreign currency exchange rates on cash	104	—	284	—	—	388

Net increase (decrease) in cash and cash equivalents	213,218	1	66,568	(47,306)	(2,072)	230,409
Cash and cash equivalents at beginning of period	1,165,473	48	71,839	340,292	3,048	1,580,700

Cash and cash equivalents at end of period	$1,378,691	$49	$138,407	$292,986	$976	$1,811,109

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
13. Subsequent Events
     In November 2007, Flash Alliance entered into a master equipment lease agreement providing for up to 100.0 billion Japanese yen, or approximately $1.0 billion based upon the exchange rate at March 30, 2008, of original lease obligation. On April 25, 2008, Flash Alliance drew down approximately 10.0 billion Japanese yen, or approximately $100 million based upon the exchange rate at March 30, 2008, of the total amount provided for under the November 2007 master lease agreement, of which the Company guaranteed 5.0 billion Japanese yen, or approximately $50 million based upon the exchange rate at March 30, 2008. See Note 9, “Commitments, Contingencies and Guarantees.”

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
     Our results are primarily driven by worldwide demand for flash storage devices, which in turn depends on end-user demand for electronic products. We believe the market for flash storage is price elastic. Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of gigabytes and/or units of memory and that over time, new markets will emerge. In order to profitably capitalize on price elasticity of demand in the market for flash storage products, we must reduce our cost per gigabyte at a rate similar to the change in selling price per gigabyte to the consumer and the average capacity of our products must grow enough to offset price declines. We seek to achieve these cost reductions through technology improvements primarily by increasing the amount of memory stored in a given area of silicon.
     We adopted Statement of Financial Accounting Standards No. 157, or SFAS 157, Fair Value Measurements, as of the beginning of fiscal year 2008. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have only adopted the provisions of SFAS 157 with respect to our financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition. See Note 2, “Financial Instruments,” to the Condensed Consolidated Financial Statements.
     We adopted Statement of Financial Accounting Standards No. 159, or SFAS 159, Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of March 30, 2008, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value. See Note 2, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements.

Results of Operations.

	Three months ended
	March 30,	% of	April 1,	% of
	2008	Revenues	2007	Revenues
	(In millions, except percentages)
Product revenues	$724.1	85.2%	$689.4	87.7%
License and royalty revenues	125.9	14.8%	96.7	12.3%

Total revenues	850.0	100.0%	786.1	100.0%
Cost of product revenues	576.6	67.8%	570.1	72.5%
Amortization of acquisition-related intangible assets	14.6	1.7%	21.1	2.7%

Total cost of product revenues	591.2	69.5%	591.2	75.2%

Gross margin	258.8	30.5%	194.9	24.8%
Operating expenses
Research and development	111.4	13.1%	95.6	12.2%
Sales and marketing	80.2	9.5%	56.2	7.1%
General and administrative	57.8	6.8%	47.0	6.0%
Amortization of acquisition-related intangible assets	4.5	0.5%	9.1	1.2%
Restructuring	—	—	6.5	0.8%

Total operating expenses	253.9	29.9%	214.4	27.3%

Operating income (loss)	4.9	0.6%	(19.5)	(2.5%)
Other income	25.9	3.0%	36.3	4.6%

Income before taxes	30.8	3.6%	16.8	2.1%
Provision for income taxes	12.9	1.5%	12.2	1.5%
Minority interest	—	—	5.2	0.7%

Net income (loss)	$17.9	2.1%	$(0.6)	(0.1%)

Product Revenues.

	Three months ended
	March 30,	April 1,	Percent
	2008	2007	Change
	(In millions, except percentages)
Retail	$418.3	$343.9	21.6%
OEM	305.8	345.5	(11.4%)

Product revenues	$724.1	$689.4	5.0%

     The increase in our product revenues for the three months ended March 30, 2008 as compared to the three months ended April 1, 2007 was comprised of a 189% increase in the number of gigabytes sold, partially offset by a 61% reduction in average selling price per gigabyte. Compared to the first quarter of fiscal year 2007, the strongest growth in product revenue came from cards for mobile phones and cameras. Retail product revenue growth was particularly strong internationally and from growing sales of mobile phone cards. OEM product revenues decreased in the three months ended March 30, 2008 over the comparable period in fiscal year 2007 primarily as a result of the termination of our consolidated TwinSys Ltd., or TwinSys, venture with Toshiba Corporation, or Toshiba, which was terminated on March 31, 2007. The consolidation of TwinSys accounted for $53.0 million of product revenues for the three months ended April 1, 2007.
     Our ten largest customers represented approximately 50% of our total revenues in the three months ended March 30, 2008, compared to 57% in the three months ended April 1, 2007. In the three months ended March 30, 2008, revenue from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 13% of our total revenues. No other customer exceeded 10% of our total revenues during this period. Customers who exceeded 10% of our total revenues in the three months ended April 1, 2007 were Sony Ericsson Mobile Communications AB, or Sony Ericsson, and Samsung, which were 13% and 11% of our total revenues, respectively.

Geographical Product Revenues.

	Three months ended
		% of		% of
	March 30,	Product	April 1,	Product	Percent
	2008	Revenues	2007	Revenues	Change
	(In millions, except percentages)
United States	$253.1	35.0%	$193.5	28.1%	30.9%
Japan	49.5	6.8%	109.5	15.9%	(54.8%)
Europe and Middle East	176.3	24.4%	134.5	19.5%	31.1%
Asia-Pacific	229.2	31.7%	201.8	29.3%	13.6%
Other foreign countries	16.0	2.1%	50.1	7.2%	(68.3%)

Product revenues	$724.1	100.0%	$689.4	100.0%	5.0%

     Product revenue growth for the three months ended March 30, 2008 over the comparable period in fiscal year 2007 primarily reflects increased retail sales of cards for mobile phones in the United States, Asia-Pacific, and Europe and Middle East regions. Japan product revenues decreased due to the termination of the TwinSys venture on March 31, 2007, which added $53.0 million to product revenues in the three months ended April 1, 2007.
License and Royalty Revenues.

	Three months ended
	March 30,	April 1,	Percent
	2008	2007	Change
	(In millions, except percentages)
License and royalty revenues	$125.9	$96.7	30.2%
     The increase in our license and royalty revenues for the three months ended March 30, 2008 was from the addition of new licenses that did not exist in the comparable period in fiscal year 2007, as well as growth in variable NAND component-based royalties and card royalties.
Gross Margin.

	Three months ended
	March 30,	April 1,	Percent
	2008	2007	Change
	(In millions, except percentages)
Product gross margin	$132.9	$98.2	35.3%
Product gross margin (as a percent of product revenues)	18.4%	14.2%
Total gross margin (as a percent of total revenues)	30.5%	24.8%
     Product gross margin (as a percent of product revenues) increased by 4.2 percentage points for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 primarily because of reduced acquisition-related expenses, reduced inventory charges and cost reduction exceeding price reduction on a year-over-year basis.
     In the three months ended March 30, 2008 and April 1, 2007, we sold approximately $13.9 million and $2.4 million, respectively, of inventory that had been fully written-off or reserved.
Research and Development.

	Three months ended
	March 30,	April 1,	Percent
	2008	2007	Change
	(In millions, except percentages)
Research and development	$111.4	$95.6	16.5%
Percent of revenue	13.1%	12.2%

     Our research and development expense growth for the three months ended March 30, 2008 over the comparable period in fiscal year 2007 included increased employee-related costs of $8.4 million, increased engineering consulting, material and equipment costs of $5.5 million, and higher fab-related development costs of $2.8 million.
Sales and Marketing.

	Three months ended
	March 30,	April 1,	Percent
	2008	2007	Change
	(In millions, except percentages)
Sales and marketing	$80.2	$56.2	42.6%
Percent of revenue	9.5%	7.1%
     Our sales and marketing expense growth for the three months ended March 30, 2008 over the comparable periods in fiscal year 2007 was primarily due to increased branding and merchandising costs of $23.1 million.
General and Administrative.

	Three months ended
	March 30,	April 1,	Percent
	2008	2007	Change
	(In millions, except percentages)
General and administrative	$57.8	$47.0	23.0%
Percent of revenue	6.8%	6.0%
     Our general and administrative expense growth for the three months ended March 30, 2008 over the comparable period in fiscal year 2007 was primarily related to increased legal costs of $4.1 million and increased bad debt expense of $4.9 million.
Amortization of Acquisition-Related Intangible Assets.

	Three months ended
	March 30,	April 1,	Percent
	2008	2007	Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$4.5	$9.1	(50.8%)
Percent of revenue	0.5%	1.2%
     Amortization of acquisition-related intangible assets was lower in the three months ended March 30, 2008 compared to the three months ended April 1, 2007 due to intangibles that were fully amortized in fiscal year 2007. Our expense from the amortization of acquisition-related intangible assets was directly related to our acquisitions of Matrix Semiconductor, Inc. in January 2006 and msystems Ltd. in November 2006.
Restructuring.

	Three months ended
	March 30,	April 1,	Percent
	2008	2007	Change
	(In millions, except percentages)
Restructuring	$ n/a	$6.5	—
Percent of revenue	n/a	0.8%
     During the first quarter of fiscal year 2007, we implemented a restructuring plan which included reductions of our workforce in all functions of the organization worldwide and closure of redundant facilities in order to reduce our cost structure. A restructuring charge of $6.5 million was recorded, of which $6.0 million related to severance and benefits to 149 terminated employees and the remaining was primarily for excess lease obligations. We anticipate that the remaining restructuring reserve balance of $0.4 million will be paid out in cash through the first quarter of fiscal year 2010.

Other Income.

	Three months ended
	March 30,	April 1,	Percent
	2008	2007	Change
	(In millions, except percentages)
Interest income	$25.8	$37.5	(31.2%)
Interest (expense) and other income (expense), net	(0.6)	(1.2)	(50.0%)
Equity in income of business ventures	0.7	—	—

Total other income	$25.9	$36.3	(28.6%)

     The decrease in other income for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 was primarily due to lower interest income from reduced interest rates.
Provision for Income Taxes.

	Three months ended
	March 30,	April 1,
	2008	2007
	(In millions, except for percentages)
Provision for income taxes	$12.9	$12.2
Effective tax rate	41.9%	72.6%
     The decrease in our effective tax rate for the three months ended March 30, 2008 compared to the three months ended April 1, 2007 was primarily due to a favorable mix of foreign income at non-U.S. rates.
     There have been no material changes to the balance of unrecognized tax benefits reported at December 30, 2007. We are currently under audit by state tax authorities but do not expect that the examination will have a material effect on our financial position, results of operations or liquidity.

Liquidity and Capital Resources.
     Our cash flows were as follows:

	Three months ended
	March 30,	April 1,	Percent
	2008	2007	Change
	(In millions, except percentages)
Net cash provided by operating activities	$218.6	$255.3	(14.4%)
Net cash provided by (used in) investing activities	176.4	(20.3)	969.0%
Net cash used in financing activities	(2.6)	(5.0)	48.0%
Effect of changes in foreign currency exchange rates on cash	(0.9)	0.4	(325.0%)

Net increase in cash and cash equivalents	$391.5	$230.4	69.9%

     Operating Activities. Cash provided by operating activities was lower in the three months ended March 30, 2008 over the comparable period in fiscal year 2007. Non-cash activities decreased primarily due to lower deferred taxes, share-based compensation, and depreciation and amortization, partially offset by losses on equity investments, excess tax benefits from share-based compensation and higher provision for doubtful accounts. In addition, operating activities were further impacted due to lower collections related to the lower fourth quarter of fiscal year 2007 accounts receivable base compared to the accounts receivable base of the fourth quarter of fiscal year 2006 and higher inventory. This was, in turn, offset by lower reductions in deferred revenue and taxes payable over the prior year.
     Investing Activities. Investing activities for the three months ended March 30, 2008 was a net provider of cash primarily because of the reduced maturity for short and long-term investments providing $269.5 million of cash compared to $12.0 million of cash for the quarter ended April 1, 2007. Investments in the ventures with Toshiba, property and equipment and purchased technology and other assets totaled $93.1 million for the quarter ended March 30, 2008 compared to $32.3 million for the quarter ended April 1, 2007.
     Financing Activities. Net cash used in financing activities was slightly lower in the three months ended March 30, 2008 over the comparable period in fiscal year 2007 due to share repurchase and the distribution of minority interest related to the terminated TwinSys venture applicable in fiscal year 2007, offset by lower proceeds from employee stock programs and repayment of debt financing.
     Short-Term Liquidity. At March 30, 2008, we had cash, cash equivalents and short-term investments of $1.85 billion and our working capital balance was $2.20 billion. We do not expect any liquidity constraints in the next twelve months. We currently expect to loan to and make investments in the ventures with Toshiba of approximately $0.6 billion for fab expansion and to spend approximately $0.5 billion on property and equipment during the next twelve months.
     Long-Term Requirements. Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business in the future. We may also make equity investments in other companies or engage in merger or acquisition transactions. We may raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding the ventures with Toshiba, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, engaging in investments in or acquisitions of companies, growing our business, responding to competitive pressures or unanticipated industry changes, or making payments under or repurchasing our notes, any of which could harm our business.

     Financing Arrangements. At March 30, 2008, we had $1.23 billion of aggregate principal amount in convertible notes outstanding, consisting of $1.15 billion in aggregate principal amount of our 1% Senior Convertible Notes due 2013 and $75.0 million in aggregate principal amount of our 1% Convertible Notes due 2035.
     Concurrent with the issuance of the 1% Senior Convertible Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of March 30, 2008, the warrants had an expected life of approximately 5.4 years and expire in August 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. As of March 30, 2008, the warrants had not been exercised and remain outstanding. In addition, counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Senior Convertible Notes due 2013 in full, at a conversion price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Senior Convertible Notes due 2013 or the first day none of the 1% Senior Convertible Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Senior Convertible Notes due 2013. As of March 30, 2008, we had not purchased any shares under this convertible bond hedge agreement.
     Toshiba Ventures. We are a 49.9% percent owner in FlashVision, Flash Partners and Flash Alliance, or collectively referred to as Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. This equipment is funded or will be funded by investments in or loans to the ventures from us and Toshiba. Flash Ventures purchase wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. In addition to the semiconductor assets owned or leased by Flash Ventures, we directly own certain semiconductor manufacturing equipment in Toshiba’s Yokkaichi, Japan operations from which we receive 100% of the output. See Note 10, “Related Parties and Strategic Investments,” to the Condensed Consolidated Financial Statements.
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
     Under Flash Ventures’ agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. As of March 30, 2008, we had accrued liabilities related to those expenses of $8.0 million. Our common research and development obligation related to Flash Ventures is variable but capped at fixed quarterly amounts through fiscal year 2008. In addition to general NAND product development and common semiconductor research performed by Toshiba, both parties perform direct research and development activities specific to Flash Ventures, and our contribution is based on a variable computation. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.
     For semiconductor fixed assets that are leased by Flash Ventures, we and/or Toshiba guaranteed, in whole or in part, a portion of the outstanding lease payments under each of those leases through various methods. These obligations are denominated in Japanese yen and are noncancelable. Under the terms of the FlashVision lease, Toshiba guaranteed these commitments on behalf of FlashVision and we agreed to indemnify Toshiba for certain liabilities Toshiba incurs as a result of its guarantee of the FlashVision equipment lease arrangement. As of March 30, 2008, the maximum amount of our contingent indemnification obligation, which reflects payments and any lease adjustments, was approximately 3.4 billion Japanese yen, or approximately $34 million based upon the exchange rate at March 30, 2008. Under the terms of the Flash Partners and Flash Alliance leases, we guaranteed on an unsecured and several basis 50% of Flash Partners and Flash Alliance’s lease obligations under master lease agreements entered into from December 2004 through February 2008. Our total lease obligation guarantee, net of lease payments as of March 30, 2008, was 157.5 billion Japanese yen, or approximately $1.58 billion based upon the exchange rate at March 30, 2008.

     From time-to-time, we and Toshiba mutually approve increases in the wafer supply capacity of Flash Ventures that may contractually obligate us to increase capital funding. As of March 30, 2008, Flash Partners’ Fab 3 had reached full capacity of approximately 150,000 wafers per month; however, we expect to continue to invest in Flash Partners in order to convert to the next technology node. The capacity of Flash Alliance’s Fab 4 at full expansion is expected to be approximately 210,000 wafers per month, and the timeframe to reach full capacity is to be mutually agreed upon by both parties. During the remainder of fiscal year 2008, we expect to invest approximately $1.7 billion in Flash Ventures, which we expect will be funded through additional investments, loans, lease guarantees and working capital contributions to Flash Ventures. On February 19, 2008, we signed a non-binding memorandum of understanding with Toshiba for a new memory wafer fab in Japan. No specific investment amount has been determined by the parties. However, we expect in fiscal year 2009 and beyond to be required to make investments, loans and guarantees related to our portion of the equipment and start-up costs, should a definitive agreement be signed. See Note 9, “Commitments, Contingencies and Guarantees,” to the Condensed Consolidated Financial Statements.
Contractual Obligations and Off-Balance Sheet Arrangements
     Our contractual obligations and off-balance sheet arrangements at March 30, 2008, and the effect those obligations and arrangements are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 9, “Commitments, Contingencies and Guarantees,” to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, share-based compensation, contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.
     During the three months ended March 30, 2008, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
Recent Accounting Pronouncements
     SFAS No. 161. In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, or SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the effect SFAS 161 will have on our disclosures.
     SFAS No. 160. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are assessing the impact of SFAS 160 to our consolidated results of operations and financial position.

     SFAS No. 141 (revised). In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised) (“SFAS 141(R)”), Business Combinations. SFAS 141(R) changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after the acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. In addition, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, whereas the current accounting treatment requires any adjustment to be recognized through the purchase price. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS 141(R) is expected to change our accounting treatment prospectively for all business combinations consummated after the effective date.
     FSP No. APB 14-a. The FASB issued a proposed FASB Staff Position, or FSP, No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations. At the March 26, 2008 FASB meeting, the Board directed the FASB staff to proceed to a draft of FSP No. APB 14-a, for vote by written ballot. Based on the Board’s discussion, the final FSP is expected to be substantially as originally proposed in the exposure draft. In addition, the FSP will require certain additional disclosures that were not included in the original proposal. The FSP will be effective for fiscal years beginning after December 15, 2008 (a delay from the original proposal), will not permit early application (consistent with the original proposal), and will require retrospective application to all periods presented (consistent with the original proposal). While the proposed FSP has not yet been finalized by the FASB, our initial estimate based upon the current interpretations by the FASB, is that we would be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Notes due 2013, including approximately $50 million to $55 million in fiscal year 2008. However, these amounts are subject to material change based upon finalization of the proposed FSP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk. A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies. The most significant of these transactions is our purchases of NAND flash memory from Flash Ventures, which is denominated in Japanese yen. In addition, we have significant monetary assets and liabilities that are denominated in non-U.S. currencies, including our notes receivable to Flash Ventures. From December 2007 to March 2008, the Japanese yen has appreciated 12% relative to the U.S. dollar. Significant strengthening or weakening of the U.S. dollar relative to these foreign currencies, especially the Japanese yen, could cause variability in our operating results, financial condition and cash flows.

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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties. These and other parties could bring suit against us. In each case, including those listed below, where we are the defendant, we intend to vigorously defend the action. At this time, the Company does not believe it is reasonably possible that losses related to the current litigations, including those described below, have occurred beyond the amounts, if any, that have been accrued.
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc. (“Memorex”), Pretec Electronics Corporation (“Pretec”), RITEK Corporation (“RITEK”), and Power Quotient International Co., Ltd (“PQI”). In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. On May 6, 2003, the District Court entered a stipulated consent judgment against PQI. The District Court granted summary judgment of non-infringement in favor of defendants RITEK, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. On June 29, 2007, defendant RITEK entered into a settlement agreement and cross-license with the Company. In light of the agreement, the Company agreed to dismiss all current patent infringement litigation against RITEK. A stipulated dismissal with prejudice between the Company and RITEK was entered on July 23, 2007. On August 30, 2007, the Company entered into a settlement agreement with Memorex regarding the accused products. On September 7, 2007, in light of the settlement between the Company and Memorex, the Court entered a stipulation dismissing the Company’s claims against Memorex. On October 25, 2007, the Court Clerk entered a default against Pretec. On January 14, 2008, the Company filed a motion for default judgment against Pretec. The Court scheduled a hearing regarding the Company’s motion for April 3, 2008. The Company has taken the hearing off calendar in light of ongoing settlement discussions with Pretec and its successor, PTI Global Inc.
     On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane-Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which received final approval from the Court on November 20, 2006. Four objectors to the settlement filed appeals from the Court’s order granting final approval. On November 30, 2007, the First District of the California Court of Appeal affirmed in full the trial court’s judgment and final approval of the settlement. The objectors then filed petitions for the Court of Appeal to rehear the matter en banc, which petitions were denied on December 21, 2007. The objectors subsequently filed petitions with the California Supreme Court, asking the Supreme Court to review of the decision of the Court of Appeal. Those petitions were denied on February 27, 2008. The Company has since paid all monies due and distributed all class benefits required under the terms of the settlement agreement.
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed. On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims. A case management conference was conducted on June 29, 2007. At that conference, the parties agreed that the remaining declaratory judgment claims will be dismissed, pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below). The parties also agreed that the ’338 patent and a second Company patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case. ST filed an answer and counterclaims on September 6, 2007. ST’s counterclaims included assertions of antitrust violations. On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims. On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines until the Court resolves the Company’s motion to dismiss. On January 25,

2008, the Court held a hearing on the Company’s motion. At the hearing, the Court converted the Company’s Motion to Dismiss into a Motion for Summary Judgment. The Company’s Motion for Summary Judgment is scheduled to be heard on July 18, 2008.
     On October 14, 2005, STMicro filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal, which asks that the Superior Court’s September 12, 2006 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company appealed the denial of that motion, and the proceedings at the Superior Court were stayed during the pendency of the appeal. On August 7, 2007, the First District Court of Appeal affirmed the Superior Court’s decision. The California Supreme Court subsequently denied the Company’s petition for review of the Court of Appeal’s decision. Litigation is now proceeding at the Superior Court, which has scheduled a case management conference for May 8, 2008. On May 15, 2008, the Company and Dr. Harari will file a motion for summary judgment based on the statute of limitations. That motion will be heard by the Court on July 10, 2008.
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

     On September 11, 2006, Mr. Rabbi, a shareholder of msystems filed a derivative action and a motion to permit him to file the derivative action against four directors of msystems and msystems, arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law. Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems. On January 25, 2007, msystems filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company. On March 12, 2008, the court accepted msystems’ motion and determined that the motion to seek leave to file the derivative action is dismissed and consequently, the derivative action itself is dismissed.
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
     On August 10, 2007, Lonestar Invention, L.P. (“Lonestar”) filed suit against the Company in the Eastern District of Texas, Civil Action No. 6:07-CV-00374-LED. The complaint alleges that a memory controller used in the Company’s flash memory devices infringes U.S. Patent No. 5,208,725. Lonestar is seeking a permanent injunction, actual damages, treble damages for willful infringement, and costs and attorney fees. The Company has answered Lonestar’s complaint, denying Lonestar’s allegations. The Court has scheduled a Markman hearing for November 6, 2008, and set the case for trial on July 13, 2009.
     On September 11, 2007, the Company and the Company’s CEO, Dr. Eli Harari, received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice investigation into possible antitrust violations in the NAND flash memory industry. The Company also received a notice from the Canadian Competition Bureau (“Bureau”) that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that the Company preserve any records relevant to such investigation. The Company is cooperating in these investigations.
     On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division). The suit, Case No. 2-07-CV-396, alleges infringement of Premier’s U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount. On December 10, 2007, an amended complaint was filed. On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company. On February 5, 2008, the Company (along with the other defendants in the action) filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office. This motion is pending. Jury selection has been set for March 2, 2010.
     On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents: Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corporation, Silicon Motion, Inc. (located in Taiwan), Silicon Motion, Inc. (located in California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. (“USBest”); Skymedi Corporation (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co. Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (located in Taiwan), Transcend Information Inc. (located in California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co.; A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.(“Emprex”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corporation (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”). In the complaint, the Company alleges that respondents’ flash memory products, such as USB flash drives, Compact Flash cards, and flash media players, infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”). The Company seeks an order excluding the respondents’ flash memory controllers, drives, memory cards, and media players, and products containing them, from entry into the United States as well as a permanent cease and desist order against the respondents. On December 6, 2007, the Commission instituted an investigation based on the Company’s complaint. The target date for completing the investigation was originally set for March 12, 2009. Since filing its complaint, the Company has reached settlement agreements with Add-On Computer Peripherals, EDGE, Infotech, Interactive, Kaser, PNY, TSR, and Welldone; and Buffalo agreed to entry of a consent order. The investigation has been terminated as to these respondents in light of the settlement agreements and entry of the consent order. The investigation has also been terminated as to Acer after Acer provided evidence that it has no corporate relationship with Respondents who import products accused of infringement in the case. Respondents Add-On Technology Co., Behavior, Emprex, and Zotek have failed to respond to SanDisk’s complaint or discovery requests and have been ordered to show cause as to why they should not be found in default no later than March 28, 2008. These respondents failed to show cause. On April 25, 2008, the Administrative Law Judge (“ALJ”) issued an Initial Determination Granting SanDisk’s Motion for an Entry of Default Against [these] Five Respondents. Most of the respondents that have not settled with the Company have responded to the complaint. Among other things, these respondents deny infringement or that the Company has a domestic industry in the asserted patents. In responding to the complaint, these respondents have also raised several affirmative defenses including, among others, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, acquiescence, latches, estoppel and unclean hands. On January 23, 2008, the ALJ issued an initial determination extending the target date by three months to June 12, 2009. On February 2, 2008, the ALJ set a Markman hearing for May 6-7, 2008 and the evidentiary hearing for October 27, 2008 through November 7, 2008. On March 12, 2008, the ALJ issued an order bifurcating and staying the investigation with respect to the ’808 patent pending the outcome of the Harari Matter which includes ownership allegations regarding that patent. On March 19, 2008, both the Office of Unfair Import Investigations and SanDisk filed petitions seeking review of this order by the Commission. On April 11, 2008, the Commission issued a notice that it intended to review this initial determination. On April 24, 2008, SanDisk filed a motion for partial termination of the investigation with respect to the ’808 patent. On the same day, SanDisk also sent a letter to the Commission requesting a stay of briefing related to its review of this initial determination until the ALJ decides SanDisk’s motion as this decision could make the Commission’s review unnecessary.
     On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic Sales, Inc. (“Synergistic”), USBest, Skymedi, Chipsbank, Infotech, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On, A-DATA,

Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interactive, LG, TSR and Welldone. In this action, Case No. 07-C-0607-C, the Company asserts that the defendants infringe the ’808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent. The Company seeks damages and injunctive relief. In light of the above-mentioned settlement agreements, the Company dismissed its claims against Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR, and Welldone. The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice. On November 21, 2007, defendant Kingston filed a motion to stay this action. Several defendants joined in Kingston’s motion. On December 19, 2007, the Court issued an order staying the case in its entirety until the 619 Investigation becomes final. On January 14, 2008, the Court issued an order clarifying that the entire case is stayed for all parties.
     On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic, USBest, Skymedi, Zotek, Infotech, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, A-DATA, Apacer, Behavior, and Dane-Elec. In this action, Case No. 07-C-0605-C, the Company asserts that the defendants infringe U.S. Patent No. 6,149,316 (the “’316 patent”) and U.S. Patent No. 6,757,842 (the “’842 patent”). The Company seeks damages and injunctive relief. In light of above mentioned settlement agreements, the Company dismissed its claims against Infotech and PNY. The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice. On November 21, 2007, defendant Kingston filed a motion to consolidate and stay this action. Several defendants joined in Kingston’s motion. On December 17, 2007, the Company filed an opposition to Kingston’s motion. That same day, several defendants filed another motion to stay this action. On January 7, 2008, the Company opposed the defendants’ second motion to stay. On January 22, 2008, defendants Phison, Skymedi and Behavior filed motions to dismiss the Company’s complaint for lack of personal jurisdiction. That same day, defendants Phison, Silicon Motion, USBest, Skymedi, PQI, Kingston, Buffalo, Verbatim, Transcend, A-DATA, Apacer, and Dane-Elec answered the Company’s complaint denying infringement and raising several affirmative defenses. These defenses included, among others, lack of personal jurisdiction, improper venue, lack of standing, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, latches, and estoppel. On January 24, 2008, Silicon Motion filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction. On January 25, 2008, Dane-Elec also filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction. On January 28, 2008, the Court issued an order staying the case in its entirety with respect to all parties until the proceeding in the 619 Investigation become final. In its order, the Court also consolidated this action (Case Nos. 07-C-0605-C) with the action discussed in the preceding paragraph (07-C-0607-C).
     Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints. On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086. Plaintiffs allege the Company and a number of other manufacturers of flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws. The lawsuits purport to be on behalf of purchasers of flash memory between January 1, 1999 through the present. The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits. On April 8, 2008, the Company, along with co-defendants, filed motions to dismiss the direct purchaser and indirect purchaser complaints. Also on April 8, 2008, the Company, along with co-defendants, filed a motion for a protective order to stay discovery. The hearing on the motions to dismiss and the motion for a protective order staying discovery are set for June 3, 2008. On April 22, 2008, direct and indirect purchaser plaintiffs filed oppositions to the motions to dismiss. The Company’s, along with co-defendants’, reply to the oppositions will be due May 13, 2008. The hearing on the motions to dismiss and the motion for a protective order staying discovery are set for June 3, 2008.

Item 1A. Risk Factors
     The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
     Our operating results may fluctuate significantly, which may adversely affect our financial condition and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others:
•	average selling prices, net of promotions, declining at a faster rate than cost reductions for our products due to industry or SanDisk excess supply and competitive pricing pressures;

•	reduction in price elasticity of demand related to pricing changes for some of our markets and products;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations, which may also lead to increased patent litigation costs;

•	unexpected difficulties in developing, inability to develop, or manufacture with acceptable yields, X3, X4, 3D, or other advanced, alternative technologies or difficulty in bringing advanced technologies into volume production at cost competitive levels;

•	increased memory component and other costs as a result of currency exchange rate fluctuations to the U.S. dollar, particularly with respect to the Japanese yen;

•	increased purchases of non-captive flash memory, which typically costs more than captive flash memory and may be of less consistent quality;

•	insufficient assembly and test capacity from our contract manufacturers or our Shanghai facility;

•	excess supply from captive sources due to output increasing faster than the growth in demand resulting in excess inventory;

•	write-down of inventory values due to certain products being sold below cost;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain markets or geographies;

•	expansion of supply from existing competitors and ourselves creating excess market supply, which could cause our average selling prices to decline faster than our costs decline;

•	difficulty in forecasting and managing inventory levels, particularly due to noncancelable contractual obligations to purchase materials such as custom non-memory materials, and the need to build finished product in advance of customer purchase orders;

•	timing, volume and cost of wafer production from Flash Ventures as impacted by fab start-up delays and costs, technology transitions, yields or production interruptions;

•	disruption in the manufacturing operations of suppliers, including suppliers of sole-sourced components;

•	potential delays in the emergence of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	timing of sell-through by our distributors and retail customers;

•	errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	write-downs or impairments of our investments in fabrication capacity, equity investments and other assets;

•	impairment of goodwill and other challenges related to our acquisitions of msystems Ltd. and Matrix Semiconductor, Inc.;

•	estimates used in calculating share-based compensation expense;

•	reduced sales to our retail customers if consumer confidence declines or due to economic declines in the United States, Europe or other geographies; and

•	other factors described under “Risk Factors” and elsewhere in this report.
     Our average selling prices, net of promotions, may decline faster than cost reductions due to industry or SanDisk excess supply, competitive pricing pressures or strategic price reductions initiated by us or our competitors. The market for NAND flash products is competitive and characterized by rapid price declines. As an example, our average selling price per gigabyte for product revenues declined 61% in the first quarter of fiscal year 2008 compared to the same period in fiscal year 2007. Price declines may be influenced by, among other factors, supply in excess of demand, technology transitions, conversion of industry DRAM capacity to NAND and new technologies or other strategic actions by competitors to gain market share. If our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our gross margins and operating results will be negatively impacted, which could generate quarterly or annual net losses. Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity. However, in the recent past, price declines have outpaced growth in demand for higher capacities for some products resulting in reduced revenue growth. There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our margins and revenue growth.
     Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Our ten largest customers represented approximately 50% of our total revenues in the three months ended March 30, 2008, compared to 57% in the three months ended April 1, 2007. In the three months ended March 30, 2008, Samsung Electronics Co. Ltd., or Samsung, accounted for 13% of our total revenues with the majority of this revenue being license and royalty revenue which is very high margin. Customers who exceeded 10% of our total revenues in the three months ended April 1, 2007 were Sony Ericsson Mobile Communications AB, or Sony Ericsson, and Samsung, which were 13% and 11% of our total revenues, respectively. The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve. If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year-to-year as we enter new markets, making our revenues from these major customers less predictable from year-to-year.
     Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations. A significant portion of our sales are made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our retailers and distributors are not successful, due to, for example, the negative impact on consumer retail demand caused by a decline in consumer confidence, economic weakness, or other factors, we could experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell-through data varies throughout the retail channel, which makes it difficult for us to forecast retail product revenues. Our arrangements with our retailers and distributors also provide them price protection against declines in our recommended selling prices, which has the effect of reducing our deferred revenues and eventually, our revenues. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors. Certain of our retail and distributor partners are thinly capitalized and changes in their credit worthiness could impact our revenue or our ability to collect on outstanding receivable balances.
     Our revenues depend in part on the success of products sold by our OEM customers. A significant portion of our sales are to OEMs, which either bundle or embed our flash memory products with their products, such as mobile phones, GPS devices and computers. Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell their products successfully in their markets. Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to discontinue using our products, our results of operation and financial condition could be harmed.
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
     Our growth is also dependent on continued geographic expansion and we may face difficulties entering or maintaining sales in international markets. Recently, our international sales have grown faster than in the United States. Some international markets are subject to a higher degree of commodity pricing than in the United States, subjecting us to increased risk of pricing and margin pressure.
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
     We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products; and our competitors seek to develop new standards which could reduce demand for our products. We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues. New applications, such as the adoption of flash-based solid state drives, or SSDs, that are designed to replace hard disk drives in devices such as computers and servers, can take several years to develop. We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate. For the SSD market to become sizeable, the cost of flash memory must decline significantly so that the cost to consumers is competitive with the cost of hard disk drives, and we believe that we will need to implement multi-level cell, or MLC, technology into our SSDs, which will require us to develop new controllers. There can be no assurance that our MLC-based SSDs will be able to meet the specifications required to gain customer qualification and acceptance or will be delivered to the market on a timely basis as compared with our competitors. Other new products, such as pre-recorded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target. For example, our Sansa®Connect™ product, a wi-fi enabled MP3 player, did not achieve market acceptance or our expected sales volume.
     New applications may require significant up-front investment with no assurance of long-term commercial success or profitability. As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated from these new standards or technologies, if this happens at all.

     Competitors or other market participants could seek to develop new standards for flash memory products which, if accepted by device manufacturers or consumers, could reduce demand for our products. For example, certain handset manufacturers and flash memory chip producers are currently advocating the development of a new standard, referred to as Universal Flash Storage, or UFS, for flash memory cards used in mobile phones. Intel Corporation, or Intel, and Micron Technology, Inc., or Micron, have also developed a new specification for a NAND flash interface, called ONFI, which would be used primarily in computing devices. Broad acceptance of new standards, technologies or products may reduce demand for some of our products. If this decreased demand is not offset by increased demand for new form factors or products that we offer, our results of operations could be harmed.
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
     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large companies that may have greater advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices occurred in the DRAM industry during periods of excess supply and resulted in substantial losses in the DRAM industry. Our primary semiconductor competitors include Hynix Semiconductor Inc., or Hynix, IM Flash Technologies, or IM Flash, Micron, Samsung, STMicroelectronics, or STMicro, and Toshiba. We, along with Hynix, IM Flash, Samsung and Toshiba, are aggressively increasing NAND output and are expected to continue to produce significant NAND output in the future. In addition, current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications. If the scaling of NAND slows down or alternative technologies prove to be more economical, the investments in our captive fabrication facilities could be impaired and our results of operations and financial condition will suffer. We also compete with flash memory card manufacturers and resellers. These companies purchase or have a captive supply of flash memory components and assemble memory cards. Our primary competitors currently include, among others, A-Data Technology Co., Ltd., Buffalo Technology, Inc., Chips and More GmbH, Dane-Elec Memory, Elecom Co., Ltd., Emtec Magnetics, a subsidiary of the Dexxon Group, FUJIFILM Corporation, Hagiwara Sys-Con Co., Ltd., Hama Corporation, Inc., Imation Corporation, or Imation, and its division Memorex Products, Inc., or Memorex, I/O Data Device, Inc., Kingmax Digital Inc., Kingston Technology Company, or Kingston, Eastman Kodak Company, Matsushita Electric Industrial

Co., Ltd. which owns the Panasonic brands, Micron and its subsidiary Lexar Media, Inc., or Lexar, Netac Technology Co., Ltd., PNY Technologies, Inc., or PNY, RITEK Corporation, Samsung, Sony Corporation, or Sony, Toshiba, Tradebrands International, Transcend Information, Inc. and Verbatim Corporation, or Verbatim.
     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers. For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD™ card, which have been a significant driver of our growth. In the digital audio market, we face competition from well established companies such as Apple, Inc., ARCHOS Technology, Creative Technologies, Ltd., Microsoft Corporation, or Microsoft, Samsung and Sony. In the USB flash drive market, we face competition from a large number of competitors, including Imation, Kingston, Lexar, Memorex, PNY, Sony, Trek 2000 International Ltd. and Verbatim. In the market for SSDs, we may face competition from large NAND flash producers such as Samsung, Toshiba and Intel, as well as from hard drive manufacturers, such as Seagate Technology, Hitachi, Ltd., and others, who have established relationships with computer manufacturers.
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
     These new or alternative technologies may enable products that are smaller, have a higher capacity, lower cost, lower power consumption or have other advantages. If we cannot compete effectively, our results of operations and financial condition will suffer.
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
     The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by reduced product demand, production overcapacity, high inventory levels and accelerated declines in selling prices. The flash memory industry is currently experiencing excess supply and experienced a decline in prices in the first quarter of fiscal year 2008. We have experienced these conditions in our business in the past and may experience such downturns in the future.

     Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our flash ventures with Toshiba may result in periods of significant excess inventory. The start of production at Fab 4 at the end of fiscal year 2007 and the continuing ramp of production has further increased our captive supply. Our obligation to purchase 50% of the supply from Flash Ventures could harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, and significant excess, obsolete or lower of cost or market inventory write-downs, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures. Any future excess supply or price declines in excess of cost declines could have a material adverse effect on our business, financial condition and results of operations.
     We depend on third-party foundries for silicon supply and any disruption or shortage in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by Flash Ventures and to a lesser extent by Samsung and Hynix. Any disruption or shortage in supply of flash memory from our captive or non-captive sources would harm our operating results. The risks of supply disruption are magnified at Toshiba’s Yokkaichi, Japan operations, where Flash Ventures are operated and Toshiba’s foundry capacity is located. Earthquakes and power outages have resulted in production line stoppage and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future. For example, in the first quarter of fiscal year 2006, a brief power outage occurred at Fab 3, which resulted in a loss of wafers and significant costs associated with bringing the fab back on line. In addition, the Yokkaichi location is often subject to earthquakes, which could result in production stoppage, a loss of wafers and the incurrence of significant costs. Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply for Flash Ventures. Furthermore, if the Fab 4 production ramp is delayed or not completed, we fail to enter into definitive agreements for the new memory wafer fab with Toshiba, fail to commence production at the new memory wafer fab as planned, we fail to make timely investments in future capacity additions, or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results could be harmed.
     Currently, our controller wafers are manufactured by Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Corporation, Tower Semiconductor Ltd., or Tower, and United Microelectronics Corporation. The Tower fabrication facility, from which we source controller wafers, is continuing to face financial challenges and is located in Israel, an area of political and military turmoil. Any disruption in the manufacturing operations of Tower or one of our other controller wafer vendors would result in delivery delays, adversely affect our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take several quarters to complete. In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources. If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and our business, financial condition and operating results may suffer. Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.
     If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors. Yield problems may not be identified or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We have from time-to-time experienced yields that have adversely affected our business and results of operations. We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations. For example, if the production ramp and/or yield of 56-nanometer X3 technology wafers and 43-nanometer 2-bits per cell, or X2, technology wafers do not increase as expected in fiscal year 2008, we may not have enough supply to meet demand and our cost competitiveness, business, financial condition and results of operations will be harmed.
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
     We have commenced production at a captive assembly and test manufacturing facility in China. We commenced production at our captive assembly and test manufacturing facility in the Zizhu Science-Based Park near Shanghai, China in the third quarter of fiscal year 2007. Our reliance on this factory will increase significantly during fiscal year 2008 as we expect to utilize our factory to satisfy an increasing proportion of our assembly and test requirements, and also to produce products with leading-edge technologies such as multi-stack die packages. Any delays or interruptions in the production ramp or targeted yields or any quality issues at our captive facility could harm our results of operations and financial condition.
     In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as products containing 43-nanometer X2 technology or 56-nanometer X3 technology, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. There can be no assurance that this transition or future technology transitions will occur on schedule or at the yields or costs that we anticipate. If Flash Partners or Flash Alliance encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.
     Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources. In addition, in the first quarter of fiscal year 2008, approximately 99% of our NAND memory purchases were from our captive flash ventures with Toshiba and if the wafers contain errors or defects, our overall supply could be adversely affected. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.
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
     We have an investment of approximately $182 million in 200-millimeter wafer manufacturing assets that we expect will no longer be cost effective in fiscal year 2008. Through the FlashVision venture with Toshiba, we have an investment of approximately $182 million in 200-millimeter wafer manufacturing assets. We believe that in fiscal year 2008, NAND produced on 200-millimeter wafers will no longer be cost effective for our products and, as a result, we expect to dispose of our 200-millimeter wafer manufacturing assets during fiscal year 2008. In the fourth quarter of fiscal year 2007, we recorded a $10 million impairment charge related to our equity investment in FlashVision. We are currently in negotiations with Toshiba regarding the future of the FlashVision venture which may include Toshiba purchasing our shares, sale and distribution of the venture’s equipment and underlying assets or a combination thereof. The impairment charge is based upon the expected outcome of these negotiations and related cash flows. There can be no assurance of a positive outcome to these negotiations and we may be required to record additional impairment charges.
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
     Our global operations and operations at Flash Ventures and third-party subcontractors are subject to risks for which we may not be adequately insured. Our global operations are subject to many risks including errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities and fires or natural disasters. No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, coverage of our insurance policies. From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, have been unavailable.  We cannot assure you that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially.  We maintain limited insurance coverage and in some cases no coverage for natural disasters and sudden and accidental environmental damages as these types of insurance are sometimes not available or available only at a prohibitive cost. Accordingly, we may be subject to an uninsured or under-insured loss in such situations. We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for the flash ventures with Toshiba.  If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also put the flash ventures with Toshiba in breach of various financing covenants. In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.
     We are exposed to significant risk from foreign currency fluctuations. We have significant monetary assets and liabilities that are denominated in non-functional currencies. In addition, we are exposed to future purchases and sales in currencies other than the U.S. dollar. The most significant of these future cash flow exposures is our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen. In recent months, the Japanese yen has appreciated relative to the U.S. dollar and this will increase our costs of NAND flash wafers, impacting our gross margins and results of operations. Further, most of our products are manufactured in China and significant fluctuations in Chinese renminbi, or RMB, could increase our product costs. Our revenues are primarily denominated in U.S. dollars and fluctuations in currency exchange rates do not significantly impact our revenues. As an example, when the U.S. dollar depreciates relative to some foreign currencies, our costs typically increase without a corresponding increase in our revenues. We expect over time to increase the percentage of our sales denominated in currencies other than the U.S. dollar. We have generally hedged our monetary asset and liability exposures using forward foreign currency contracts; however, we have generally not hedged our future cash flow exposures. If we do not successfully manage future foreign exchange exposures, our business, results of operations and financial condition could be harmed.
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
     There are both flash memory producers and flash memory card manufacturers who we believe may require a license from us. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable. If we do not prevail in the defense of patent infringement claims, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of specific processes, or obtain licenses to the infringing technology.
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
     We may be unable to license intellectual property to or from third parties as needed, or renew existing licenses, which could expose us to liability for damages, reduce our royalty revenues, increase our costs or limit or prohibit us from selling products. If we incorporate third-party technology into our products or if we are found to infringe others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain important cross-licenses to third-party patents. We cannot be certain that licenses will be offered when we need them, that the terms offered will be acceptable, or that these licenses will help our business. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to manufacture our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties. We may not be successful in redesigning our products, or the necessary licenses may not be available under reasonable terms. Our license and royalty revenues are currently comprising the majority of our operating margin and cash provided by operating activities. If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be adversely impacted. For example, our current license agreement with Samsung expires in August 2009, and to the extent that we are unable to renew this agreement under similar terms or if we are unable to renew at all, our financial results may be adversely impacted, and we may incur additional patent litigation costs to renew Samsung as a licensee.
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
     In addition, in September 2007, we and Dr. Eli Harari, our founder, chairman and chief executive officer, received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice investigation into possible antitrust violations in the NAND flash memory industry. We also received a notice from the Canadian Competition Bureau that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that we preserve any records relevant to such investigation. We intend to cooperate in these investigations. We are unable to predict the outcome of these lawsuits and investigations. The cost of discovery and defense in these actions as well as the final resolution of these alleged violations of antitrust laws could result in significant liability and may harm our business, financial condition and results of operations. For additional information concerning these proceedings, see Part II, Item 1, “Legal Proceedings.”
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
     As of March 30, 2008, we have recognized cumulative losses of approximately $55.4 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares. We are subject to certain regulations or restrictions on the transfer of our approximately 14.1 million Tower ordinary shares. It is possible that we will record further write-downs of our investment, which was carried on our consolidated balance sheet at $14.8 million at March 30, 2008, which would harm our results of operations and financial condition.
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
     Our goodwill and other intangible assets could become impaired, which may require us to take significant non-cash charges against earnings. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Certain events or changes in circumstances could require us to test the carrying value of our goodwill and other intangible assets during the interim. Any impairment of goodwill or other intangible assets as a result of an impairment analysis would result in a one-time charge against earnings which could materially adversely affect our reported results of operations and our stock price in future periods. Due to the recent decline in our stock price in the first quarter of fiscal year 2008, including periods when the book value of the Company exceeded its market value, we tested the carrying value of our goodwill and determined that no impairment was necessary. However, there can be no assurance that goodwill and other intangibles assets will not be impaired in the future.
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
     To manage our growth, we may need to improve our systems, controls, processes and procedures. We have experienced and may continue to experience rapid growth, which has placed, and could continue to place a significant strain on our managerial, financial and operations resources and personnel. Our business and number of employees have increased significantly over the last several years. We must continually enhance our operational, accounting and financial systems to accommodate the growth and increasing complexity of our business. For example, we have recently decided to replace our enterprise resource planning, or ERP, system. This project requires significant investment, the re-engineering of many processes used to run our business, and the attention of many employees and managers who would otherwise be focused on other aspects of our business. The design and implementation of the new ERP system could also take longer than anticipated and put further strain on our ability to run our business on the older, existing ERP system. Any design flaws or delays in the new ERP system or any distraction of our workforce from competing business requirements could harm our business or results of operations. We must also continue to enhance our controls and procedures and workforce training. If we do not manage our growth effectively or adapt our systems, processes and procedures to our growing business and organization, our business and results of operations could be harmed.
     We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding flash ventures with Toshiba or other third parties, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in ventures with third parties for at least the next twelve months; however, we may in the future raise additional funds, including funds to meet our obligations with respect to Flash Partners and Flash Alliance, or with respect to the potential new memory wafer fab, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time-to-time, we may decide to raise additional funds through public or private debt, equity or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. In the coming year, we expect Flash Ventures to add significantly to their outstanding equipment leases which will require us to increase the value of the lease guarantees we provide. The amount of our equipment lease guarantees is included in financial ratios that the rating agencies use to assess our credit rating. Our Flash Ventures’ master equipment lease guarantees require us to maintain certain credit agency ratings and a certain level of equity. If our corporate credit rating was downgraded by one or more named rating agencies or our equity were to fall below the required covenant level, Flash Ventures’ master equipment leases may have to be repaid or Flash Ventures may have to enter into new master equipment lease agreements that could contain higher costs, both of which would have a negative effect on our cash flow and financial condition. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, fulfill our obligations to Flash Partners and Flash Alliance, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.
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

     The accounting method for convertible debt securities with net share settlement, such as our 1% Senior Convertible Notes due 2013 may be subject to change. The FASB issued a proposed FASB Staff Position, or FSP, No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations. At the March 26, 2008 FASB meeting, the Board directed the FASB staff to proceed to a draft of FSP No. APB 14-a, for vote by written ballot. Based on the Board’s discussion, the final FSP is expected to be substantially as originally proposed in the exposure draft. In addition, the FSP will require certain additional disclosures that were not included in the original proposal. The FSP will be effective for fiscal years beginning after December 15, 2008 (a delay from the original proposal), will not permit early application (consistent with the original proposal), and will require retrospective application to all periods presented (consistent with the original proposal). While the proposed FSP has not yet been finalized by the FASB, our initial estimate based upon the current interpretations by the FASB, is that we would be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Notes due 2013, including approximately $50 million to $55 million in fiscal year 2008. However, these amounts are subject to material change based upon finalization of the proposed FSP.
     We have significant financial obligations related to our flash ventures with Toshiba, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013 and our 1% Convertible Notes due 2035. We have entered into agreements to guarantee, indemnify or provide financial support with respect to lease and certain other obligations of the Flash Ventures in which we have a 49.9% ownership interest. In addition, we may enter into future agreements to increase manufacturing capacity, including the expansion of Fab 4. As of March 30, 2008, we had indemnification and guarantee obligations for these ventures of approximately $1.61 billion. As of March 30, 2008, we had unfunded commitments of approximately $2.1 billion to fund our various obligations under the Flash Partners and Flash Alliance ventures with Toshiba. Due to these and our other commitments, we may not have sufficient funds to make payments under or repurchase the notes.
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
Dated: May 8, 2008

	By:	/s/ Judy Bruner
Judy Bruner
Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 20, 2005, by and among the Registrant, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(1)

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among the Registrant, Project Desert, Ltd. and msystems Ltd.(2)

3.1	Restated Certificate of Incorporation of the Registrant.(3)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(5)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(6)

3.5	Amended and Restated Bylaws of the Registrant, as amended to date.(7)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 14, 1997.(8)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(9)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.(3), (4), (5), (6)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)

4.3	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.(10)

10.1	Restricted Stock Unit Issuance Agreement. (*)

10.2	Confidential Separation Agreement and General Release of Claims. (*)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 1, 2006.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(5)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2007.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

(9)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(10)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A/A dated November 8, 2006.