Form 10-Q
period 2008-06-29
SANDISK CORP
filed 2008-08-06
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding of the issuer’s common stock $0.001 par value, as of June 29, 2008: 225,010,268.

SanDisk Corporation
Index

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (in thousands)
SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2008	December 30, 2007*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$689,578	$833,749
Short-term investments	619,632	1,001,641
Accounts receivable from product revenues, net	204,030	462,983
Inventory	795,606	555,077
Deferred taxes	192,128	212,255
Other current assets	337,660	233,952

Total current assets	2,838,634	3,299,657
Long-term investments	1,230,562	1,060,393
Property and equipment, net	414,387	422,895
Notes receivable and investments in the flash ventures with Toshiba	1,284,617	1,108,905
Deferred taxes	150,661	117,130
Goodwill	844,048	840,870
Intangibles, net	286,740	322,023
Other non-current assets	60,918	62,946

Total assets	$7,110,567	$7,234,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$237,822	$285,711
Accounts payable to related parties	132,188	158,443
Other current accrued liabilities	205,877	286,850
Deferred income on shipments to distributors and retailers and deferred revenue	155,466	182,879

Total current liabilities	731,353	913,883
Convertible long-term debt	1,225,000	1,225,000
Non-current liabilities	191,299	135,252

Total liabilities	2,147,652	2,274,135
Minority interest	151	1,067
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	225	224
Capital in excess of par value	3,855,556	3,796,849
Retained earnings	1,080,072	1,130,069
Accumulated other comprehensive income	26,911	32,475

Total stockholders’ equity	4,962,764	4,959,617

Total liabilities and stockholders’ equity	$7,110,567	$7,234,819

*	Information derived from the audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands, except per share amounts)
Revenues:
Product	$687,508	$719,991	$1,411,559	$1,409,348
License and royalty	128,503	107,041	254,419	203,770

Total revenues	816,011	827,032	1,665,978	1,613,118
Cost of product revenues	650,558	588,736	1,227,162	1,158,824
Amortization of acquisition-related intangible assets	14,582	14,583	29,164	35,645

Total cost of product revenues	665,140	603,319	1,256,326	1,194,469

Gross profit	150,871	223,713	409,652	418,649
Operating expenses:
Research and development	112,143	101,185	223,577	196,825
Sales and marketing	77,638	60,517	157,794	116,723
General and administrative	53,684	41,165	111,488	88,156
Amortization of acquisition-related intangible assets	4,553	7,050	9,028	16,150
Restructuring	4,085	212	4,085	6,728

Total operating expenses	252,103	210,129	505,972	424,582

Operating income (loss)	(101,232)	13,584	(96,320)	(5,933)
Interest income	23,282	34,727	49,038	72,215
Interest expense and other income (expense), net	(2,740)	3,829	(2,614)	2,600

Total other income	20,542	38,556	46,424	74,815

Income (loss) before provision for (benefit from) income taxes	(80,690)	52,140	(49,896)	68,882
Provision for (benefit from) income taxes	(12,813)	23,605	101	35,762

Income (loss) after taxes	(67,877)	28,535	(49,997)	33,120
Minority interest	—	51	—	5,211

Net income (loss)	$(67,877)	$28,484	$(49,997)	$27,909

Net income (loss) per share:
Basic	$(0.30)	$0.12	$(0.22)	$0.12

Diluted	$(0.30)	$0.12	$(0.22)	$0.12

Shares used in computing net income (loss) per share:
Basic	224,888	227,959	224,703	227,707
Diluted	224,888	236,036	224,703	235,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 29, 2008	July 1, 2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(49,997)	$27,909
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred and other taxes	(2,212)	35,760
(Gain) loss on equity investments	4,483	(567)
Depreciation and amortization	130,373	129,233
Provision for doubtful accounts	6,951	1,538
Share-based compensation expense	48,334	68,190
Excess tax benefit from share-based compensation	(1,677)	(11,508)
Other non-cash charges	7,284	8,576
Changes in operating assets and liabilities:
Accounts receivable from product revenues	252,002	298,927
Inventory	(240,359)	(104,563)
Other assets	(49,575)	(30,176)
Accounts payable trade	(47,889)	(71,698)
Accounts payable to related parties	(32,255)	10,879
Other liabilities	(139,476)	(197,702)

Total adjustments	(64,016)	136,889

Net cash (used in) provided by operating activities	(114,013)	164,798

Cash flows from investing activities:
Purchases of short and long-term investments	(892,220)	(1,591,857)
Proceeds from sale of short and long-term investments	728,896	233,382
Proceeds from maturities of short and long-term investments	352,563	971,300
Acquisition of capital equipment, net	(106,912)	(97,801)
Investment in Flash Alliance Ltd.	(96,705)	—
Distributions from FlashVision Ltd.	28,987	—
Notes receivable from Flash Partners Ltd.	(37,418)	(123,305)
Notes receivable from FlashVision Ltd.	—	37,512
Purchased technology and other assets	(1,875)	(13,240)
Acquisition of MusicGremlin, Inc.	(4,528)	—

Net cash used in investing activities	(29,212)	(584,009)

Cash flows from financing activities:
Proceeds (repayment) from debt financing	(9,785)	3,791
Proceeds from employee stock programs	9,350	54,102
Distribution to minority interest	—	(9,880)
Excess tax benefit from share-based compensation	1,677	11,508
Share repurchase programs	—	(97,417)

Net cash provided by (used in) financing activities	1,242	(37,896)

Effect of changes in foreign currency exchange rates on cash	(2,188)	620

Net decrease in cash and cash equivalents	(144,171)	(456,487)
Cash and cash equivalents at beginning of the period	833,749	1,580,700

Cash and cash equivalents at end of the period	$689,578	$1,124,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
     These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of June 29, 2008, the Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2008 and July 1, 2007 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2008 and July 1, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 29, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.
     The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30, respectively. The second quarter of fiscal years 2008 and 2007 ended on June 29, 2008 and July 1, 2007, respectively. Fiscal year 2008 ends on December 28, 2008 and fiscal year 2007 ended on December 30, 2007.
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
     Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories and related reserves, investments, income taxes, warranty obligations, restructuring and contingencies, share-based compensation and litigation. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.
Recent Accounting Pronouncements
     SFAS No. 161. In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has elected to adopt SFAS 161 as of the second quarter of fiscal year 2008. See Note 8, “Derivatives and Hedging Activities.”
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
     FSP No. APB 14-1. In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, will not permit early application, and will require retrospective application to all periods presented.
     The following tables illustrate the Company’s convertible long-term debt, net income (loss) and net income (loss) per share on an as reported basis and the estimated pro forma effect if the Company had applied the provisions of FSP APB 14-1 for all periods affected (in thousands):

	June 29, 2008	December 30, 2007
Convertible long-term debt, as reported	$1,225,000	$1,225,000
Convertible long-term debt, pro forma	916,160	891,204

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Amortization of bond discount, as described above, net of tax for the three and six months ended June 29, 2008 and July 1, 2007, and for the fiscal years ended December 30, 2007 and December 31, 2006, respectively, is estimated as follows (in thousands, except for per share amounts):

	Three months ended		Six months ended		Twelve months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007	December 30, 2007	December 31, 2006
Net income (loss), as reported	$(67,877)	$28,484	$(49,997)	$27,909	$218,357	$198,896
Amortization of bond discount	(12,710)	(11,810)	(25,189)	(23,398)	(47,664)	(28,504)
Tax effect of amortization of bond discount	6,529	5,048	11,812	10,769	18,756	10,991

Pro forma net income (loss)	$(74,058)	$21,722	$(63,374)	$15,280	$189,449	$181,383

Basic net income (loss) per share
As reported	$(0.30)	$0.12	$(0.22)	$0.12	$0.96	$1.00
Pro forma	$(0.33)	$0.10	$(0.28)	$0.07	$0.83	$0.91

Diluted net income (loss) per share
As reported	$(0.30)	$0.12	$(0.22)	$0.12	$0.93	$0.96
Pro forma	$(0.33)	$0.09	$(0.28)	$0.06	$0.80	$0.87
     The amortization of bond discount required under FSP APB 14-1 is a non-cash expense and has no impact on the total operating, investing and financing cash flows in the prior period Condensed Consolidated Statements of Cash Flows. May 2006 was the date of first issuance of convertible debt by the Company that is subject to the provisions of FSP APB 14-1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
2. Fair Value Measurements
     Effective December 31, 2007, the Company adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FSP Statement of Financial Accounting Standards No. 157-2 (“FSP SFAS 157-2”), Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s Condensed Consolidated Financial Statements. The Company is currently evaluating the impact of applying the deferred portion of SFAS 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities. In accordance with FSP SFAS 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for fiscal years beginning after November 15, 2008.
     Concurrently with the adoption of SFAS 157, the Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of June 29, 2008, the Company did not elect the fair value option under SFAS 159 for any financial assets and liabilities that were not previously measured at fair value.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2008 were as follows (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Fixed income securities	$2,242,171	$319,537	$1,922,634	$—
Equity securities	74,284	74,284	—	—
Derivative assets	60,336	—	60,336	—
Other	3,617	—	3,617	—

Total financial assets under SFAS 157	$2,380,408	$393,821	$1,986,587	$—

Derivative liabilities	$16,933	$—	$16,933	$—

Total financial liabilities under SFAS 157	$16,933	$—	$16,933	$—

     Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as follows (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$469,059	$319,537	$149,522	$—
Short-term investments	619,632	12,105	607,527	—
Long-term investments	1,230,562	62,179	1,168,383	—
Other assets	61,155	—	61,155	—

Total financial assets under SFAS 157	$2,380,408	$393,821	$1,986,587	$—

Other current accrued liabilities	$16,933	$—	$16,933	$—

Total financial liabilities under SFAS 157	$16,933	$—	$16,933	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
3. Balance Sheet Detail
     Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	June 29, 2008	December 30, 2007
Trade accounts receivable	$616,962	$1,027,588
Related party accounts receivable	3,938	4,725
Allowance for doubtful accounts	(20,427)	(13,790)
Price protection, promotions and other activities	(396,443)	(555,540)

Total accounts receivable from product revenues, net	$204,030	$462,983

     During the first quarter of fiscal year 2008, the Company recorded an additional provision for doubtful accounts as well as a reversal of $12.0 million of product revenues associated with receivable balances related to a customer having severe financial difficulties.
     Inventory. Inventories, net of reserves, were as follows (in thousands):

	June 29, 2008	December 30, 2007
Raw material	$310,553	$197,077
Work-in-process	126,931	94,283
Finished goods	358,122	263,717

Total inventory	$795,606	$555,077

     Other Current Assets. Other current assets were as follows (in thousands):

	June 29, 2008	December 30, 2007
Royalty and other receivables	$123,110	$103,802
Prepaid expenses	114,965	21,874
Tax related receivables	42,047	33,589
Other current assets	57,538	74,687

Total other current assets	$337,660	$233,952

     Notes Receivable and Investments in the Flash Ventures with Toshiba. Notes receivable and investments in the flash ventures with Toshiba were as follows (in thousands):

	June 29, 2008	December 30, 2007
Notes receivable, Flash Partners Ltd.	$717,647	$639,834
Investment in FlashVision Ltd.	141,911	159,146
Investment in Flash Partners Ltd.	189,575	177,529
Investment in Flash Alliance Ltd.	235,484	132,396

Total notes receivable and investments in the flash ventures with Toshiba	$1,284,617	$1,108,905

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Other Current Accrued Liabilities. Other current accrued liabilities were as follows (in thousands):

	June 29, 2008	December 30, 2007
Accrued payroll and related expenses	$63,870	$94,220
Taxes payable	3,290	56,945
Accrued restructuring	2,028	2,071
Research and development liability, related party	2,000	8,000
Foreign currency forward contract payables	16,933	5,714
Other accrued liabilities	117,756	119,900

Total other current accrued liabilities	$205,877	$286,850

     Convertible Long-term Debt. The carrying value of convertible long-term debt was as follows (in thousands):

	June 29, 2008	December 30, 2007
1% Senior Convertible Notes due 2013	$1,150,000	$1,150,000
1% Convertible Notes due 2035	75,000	75,000

Total convertible long-term debt	$1,225,000	$1,225,000

     Non-current liabilities. Non-current liabilities were as follows (in thousands):

	June 29, 2008	December 30, 2007
Deferred tax liability	$20,085	$14,479
Income taxes payable	112,332	79,608
Accrued restructuring	11,027	11,891
Other non-current liabilities	47,855	29,274

Total non-current liabilities	$191,299	$135,252

     As of June 29, 2008 and December 30, 2007, the total current and non-current accrued restructuring liabilities were primarily related to excess lease obligations. The reduction in the accrual balance was primarily related to cash lease obligation payments. The lease obligations extend through the end of the lease term in fiscal year 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
4. Goodwill and Other Intangible Assets
     Goodwill. Goodwill balance is presented below (in thousands):

Balance at December 30, 2007	$840,870
Goodwill additions, net	3,178

Balance at June 29, 2008	$844,048

     Goodwill increased by approximately $3.2 million due to the Company’s acquisition of MusicGremlin, Inc. during the second quarter of fiscal year 2008.
     Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, requires that goodwill of the Company be tested for impairment, at minimum, on an annual basis or earlier in circumstances whereby certain events might trigger a decrease in the value of goodwill. Due to the decline in the Company’s stock price, the Company performed an interim Step 1 goodwill impairment test under SFAS 142 during the first quarter of fiscal year 2008 which resulted in no impairment. For primarily all of the second quarter of fiscal year 2008, the Company’s stock price was trading at prices in excess of the Company’s net book value per share. However, the Company’s stock price traded below the Company’s net book value per share for the last six trading days of the second quarter of fiscal year 2008. As a result, the Company performed a Step 1 goodwill impairment test under SFAS 142 and determined that there was no impairment. If the stock price remains below the net book value per share, or other negative business factors exist as indicated in SFAS 142, the Company may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could require an impairment of goodwill.
     Intangible Assets. Intangible asset balances are presented below (in thousands):

	June 29, 2008			December 30, 2007
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core technology	$315,301	$(107,289)	$208,012	$311,801	$(78,863)	$232,938
Developed product technology	12,900	(5,504)	7,396	12,900	(4,689)	8,211
Trademarks	4,000	(4,000)	—	4,000	(4,000)	—
Backlog	5,000	(5,000)	—	5,000	(5,000)	—
Supply agreement	2,000	(2,000)	—	2,000	(2,000)	—
Customer relationships	80,100	(32,858)	47,242	80,100	(23,907)	56,193

Acquisition-related intangible assets	419,301	(156,651)	262,650	415,801	(118,459)	297,342
Technology licenses and patents	42,243	(18,153)	24,090	39,243	(14,562)	24,681

Total	$461,544	$(174,804)	$286,740	$455,044	$(133,021)	$322,023

     The annual expected amortization expense of intangible assets that existed as of June 29, 2008, is presented below (in thousands):

	Estimated Amortization Expenses
		Technology
	Acquisition-Related	Licenses and
Fiscal year:	Intangible Assets	Patents
2008 (remaining six months)	$38,698	$3,608
2009	72,891	6,799
2010	72,695	5,475
2011	65,315	3,623
2012	12,529	2,975
2013 and thereafter	522	1,610

Total	$262,650	$24,090

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
5. Warranty
     Changes to the Company’s warranty reserve activity are presented below (in thousands):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Balance, beginning of period	$13,693	$10,732	$18,662	$15,338
Reductions and adjustments to costs of product revenue	7,975	6,283	4,577	4,787
Usage	(538)	(3,851)	(2,109)	(6,961)

Balance, end of period	$21,130	$13,164	$21,130	$13,164

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
6. Restructuring
     During the second quarter of fiscal year 2008, the Company implemented a restructuring plan, which included reductions in workforce in all functions of the organization worldwide in order to reduce the Company’s cost structure and to eliminate redundant activities. A restructuring charge of $4.1 million was recorded during the second quarter ended June 29, 2008, of which $3.9 million related to severance and benefits to 131 terminated employees. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring” in the Condensed Consolidated Statements of Operations.
     The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve for the six months ended June 29, 2008 (in thousands):

	Severance and	Lease Obligations
	Benefits	and Other Charges	Total
Restructuring provision	$3,888	$197	$4,085
Cash paid	(2,772)	—	(2,772)

Restructuring plan balance at June 29, 2008	$1,116	$197	$1,313

     The Company anticipates that the remaining restructuring plan reserve balance related to severance and benefits will be paid out in cash by the end of fiscal year 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
7. Accumulated Other Comprehensive Income
     Accumulated other comprehensive income, net of tax, presented in the accompanying balance sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, including the Company’s investments in equity securities, as well as currency translation adjustments relating to local currency denominated subsidiaries and equity investees, and the accumulated unrealized gains and losses related to derivative instruments (in thousands).

	June 29, 2008	December 30, 2007
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$6,794	$12,750
Foreign currency translation	43,621	23,818
Hedging activities	(23,504)	(4,093)

Total accumulated other comprehensive income	$26,911	$32,475

     Comprehensive net income is presented below (in thousands):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$(67,877)	$28,484	$(49,997)	$27,909
Unrealized income (loss) on available-for-sale investments	(10,784)	1,908	(5,956)	1,979
Foreign currency translation income (loss)	(18,755)	(17,916)	19,803	(13,682)
Unrealized loss on hedging activities	(20,741)	—	(19,411)	—

Comprehensive net income (loss)	$(118,157)	$12,476	$(55,561)	$16,206

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
8. Derivatives and Hedging Activities
     The Company enters into foreign exchange contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations or market risk of equity securities. The program is not designated for trading or speculative purposes.
     In accordance with SFAS 133, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in fair value (i.e. gains or losses) of the derivatives are recorded as cost of product revenues or other income (expense), or as accumulated other comprehensive income (“OCI”).
     The Company adopted the reporting requirements per SFAS 161 during the second quarter of fiscal year 2008.
     Cash Flow Hedges. The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a substantial portion of future forecasted purchases in Japanese yen. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the three and six months ended June 29, 2008. As of June 29, 2008, the Company had forward contracts and options in place that hedged future purchases of approximately 75.7 billion Japanese yen, or approximately $715 million based upon the exchange rate as of June 29, 2008. The forward and option contracts cover future Japanese yen purchases expected to occur over the next twelve months.
     The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities. The gain or loss on this cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold. The securities had a fair value of $62.2 million and $60.4 million as of June 29, 2008 and December 30, 2007, respectively.
     Other Derivatives. Other derivatives not designated as hedging instruments under SFAS 133 consists primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market at June 29, 2008 with realized and unrealized gains and losses included in other income (expense). As of June 29, 2008, the Company had foreign currency forward contracts in place hedging exposures in European euros, new Israel shekels, Japanese yen and new Taiwanese dollars. Foreign currency forward contracts were outstanding to buy and sell U.S. dollar equivalent of approximately $132 million and $748 million in foreign currencies, respectively, based upon the exchange rates at June 29, 2008.
     For the three and six months ended June 29, 2008, foreign currency forward contracts resulted in a gain of $42.6 million and a loss of $22.5 million, respectively, including forward-point income, offset by the revaluation of the foreign currency exposures hedged by these forward contracts which had a loss of $40.6 million and a gain of $36.7 million, respectively. As of June 29, 2008, the Company had total foreign currency exchange contract lines available of $2.38 billion of which $1.60 billion were utilized, based upon the exchange rates at June 29, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Fair Value of Derivative Contracts. Fair value of derivative contracts were as follows (in thousands):

	Derivative Assets Reported				Derivative Liabilities Reported in
	in Other Current Assets		Long-term Investments		Other Current Accrued Liabilities
	June 29, 2008	December 30, 2007	June 29, 2008	December 30, 2007	June 29, 2008	December 30, 2007
Foreign exchange contracts designated as cash flow hedges under SFAS 133	$5,741	$—	$—	$—	$14,517	$—
Equity market risk contract designated as cash flow hedge under SFAS 133	—	—	2,798	4,415	—	—

Total derivatives designated as hedging instruments under SFAS 133	5,741	—	2,798	4,415	14,517	—

Foreign exchange contracts not designated under SFAS 133	51,797	—	—	—	2,416	5,714

Total derivatives	$57,538	$—	$2,798	$4,415	$16,933	$5,714

     Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income and the Condensed Consolidated Statement of Operations. Impact of designated derivative contracts on the results of operations and OCI were as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Loss on foreign exchange contracts recognized in OCI (effective portion)	$(19,508)	$—	$(19,508)	$—
Gain (loss) on equity market risk contract recognized in OCI	19	(1,827)	(1,617)	1,915
     The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months and realize the accumulated OCI balance related to the equity market risk contract in fiscal year 2011. No amounts related to designated derivative contracts were reclassified from accumulated OCI to other income (loss) in the three and six months ended June 29, 2008 and July 1, 2007, respectively.
     Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statement of Operations. Impact of non-designated derivative contracts on results of operations was as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Gain (loss) on foreign exchange contracts recognized in other income (expense)	$42,571	$3,622	$(22,515)	$4,274

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
9. Share-Based Compensation
     Share-Based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers. This program includes incentive and non-statutory stock option awards, stock appreciation right awards, restricted stock awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service. These awards are granted under various plans, all of which are stockholder approved. Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service. Awards under the stock issuance program generally vest in equal annual installments over a 4-year period. Initial grants under the automatic grant program vest over a 4-year period and subsequent grants vest over a 1-year period in accordance with the specific vesting provisions set forth in that program. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.
     Valuation Assumptions. The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the three and six months ended June 29, 2008 and July 1, 2007 was estimated using the following weighted average assumptions:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Option Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.54	0.38	0.50	0.44
Risk free interest rate	2.68%	4.81%	2.34%	4.58%
Expected lives	3.4 years	3.3 years	3.5 years	3.4 years
Estimated annual forfeiture rate	8.31%	7.59%	8.31%	7.59%
Weighted average fair value at grant date	$10.48	$14.66	$9.86	$15.55

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.53	0.44	0.53	0.44
Risk free interest rate	2.15%	5.16%	2.15%	5.16%
Expected lives	1/2 year	1/2 year	1/2 year	1/2 year
Weighted average fair value for grant period	$8.34	$11.44	$8.34	$11.44

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Share-Based Compensation Plan Activities
     Stock Options and SARs. A summary of option and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of June 29, 2008 and changes during the six months ended June 29, 2008 is presented below (in thousands, except exercise price and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Options and SARs outstanding at December 30, 2007	25,557	$35.59	5.8	$165,185
Granted	2,216	25.36
Exercised	(454)	9.84		8,182
Forfeited	(1,272)	43.36
Expired	(201)	50.08

Options and SARs outstanding at June 29, 2008	25,846	34.67	5.3	45,324

Options and SARs vested and expected to vest after June 29, 2008, net of forfeitures	24,458	34.30	5.2	45,314

Options and SARs exercisable at June 29, 2008	15,860	30.31	4.8	45,175

     At June 29, 2008, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $171.5 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis and the weighted average period of this expense is approximately 2.5 years.
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
     A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the six months ended June 29, 2008 is presented below (in thousands, except for grant date fair value):

		Weighted
		Average Grant	Aggregate
	Shares	Date Fair Value	Intrinsic Value
Non-vested share units at December 30, 2007	499	$55.20	$16,735
Granted	530	24.94
Vested	(155)	54.93	3,810
Forfeited	(65)	40.71

Non-vested share units at June 29, 2008	809	36.73	15,554

     As of June 29, 2008, the Company had approximately $26.7 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis and the weighted average estimated remaining life is 3.0 years.
     Employee Stock Purchase Plan. At June 29, 2008, there was $0.5 million of unrecognized compensation cost related to ESPP is expected to be recognized over a period of approximately 1 month.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     Share-Based Compensation Expense. The Company recorded $25.1 million, $37.0 million, $48.3 million and $68.2 million of share-based compensation expense for the three and six months ended June 29, 2008 and July 1, 2007, respectively, that included the following (in thousands):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Share-based compensation expense by caption:
Cost of product sales	$2,008	$3,306	$5,637	$6,521
Research and development	9,323	13,013	18,149	25,700
Sales and marketing	6,424	10,361	9,935	17,284
General and administrative	7,353	10,290	14,613	18,685

Total share-based compensation expense	$25,108	$36,970	$48,334	$68,190

Share-based compensation expense by type of award:
Stock options and SARs	$19,689	$30,018	$40,323	$56,663
Restricted stock	3,929	5,714	5,416	9,181
ESPP	1,490	1,238	2,595	2,346

Total share-based compensation expense	$25,108	$36,970	$48,334	$68,190

     Share-based compensation expense of $2.8 million and $4.1 million related to manufacturing personnel was capitalized into inventory as of June 29, 2008 and July 1, 2007, respectively.
     On July 23, 2008, the Company granted 1,012,996 shares for exercise of stock options and 799,870 shares of RSUs to a significant number of employees for retention purposes under the Company’s 2005 Stock Option Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
10. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator for basic net income (loss) per share:
Net income (loss), as reported	$(67,877)	$28,484	$(49,997)	$27,909
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	224,888	227,959	224,703	227,707

Basic net income (loss) per share	$(0.30)	$0.12	$(0.22)	$0.12

Numerator for diluted net income (loss) per share:
Net income (loss), as reported	$(67,877)	$28,484	$(49,997)	$27,909
Interest on the 1% Convertible Notes due 2035, net of tax	—	116	—	232

Net income (loss) used in computing diluted net income per share	$(67,877)	$28,600	$(49,997)	$28,141

Denominator for diluted net income (loss) per share:
Weighted average common shares outstanding	224,888	227,959	224,703	227,707
Effect of dilutive 1% Convertible Notes due 2035	—	2,012	—	2,012
Effect of dilutive options and restricted stock	—	6,065	—	6,232

Shares used in computing diluted net income (loss) per share	224,888	236,036	224,703	235,951

Diluted net income (loss) per share	$(0.30)	$0.12	$(0.22)	$0.12

Anti-dilutive shares excluded from net income (loss) per share calculation	48,439	41,158	49,198	39,798

     Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible securities. For the three and six months ended June 29, 2008, diluted earnings per share include the dilutive effects of stock options, SARs, RSUs and warrants. Certain common stock issuable under stock options, SARs, warrants, the 1% Senior Convertible Notes due 2013 and the 1% Convertible Notes due 2035 were omitted from the diluted net income per share calculation for the three and six months ended June 29, 2008 because their inclusion is considered anti-dilutive.
     For the three and six months ended July 1, 2007, diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, warrants and the 1% Convertible Notes due 2035. Certain common stock issuable under stock options, SARs, warrants and the 1% Senior Convertible Notes due 2013 were omitted from the diluted net income per share calculation for the three and six months ended July 1, 2007 because their inclusion is considered antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
11.	Commitments, Contingencies and Guarantees
     FlashVision. In June 2008, the Company agreed to wind-down its 49.9% ownership interest in FlashVision Ltd. (“FlashVision”), a business venture with Toshiba Corporation (“Toshiba”) which owns 50.1%. In this venture, the Company and Toshiba collaborated in the development and manufacture of NAND flash memory products. However, the Company and Toshiba have determined that production of NAND flash memory products utilizing 200-millimeter wafers is no longer cost effective relative to current and projected market prices for NAND flash memory.
     As part of the ongoing wind-down of FlashVision, Toshiba has agreed to purchase certain assets of FlashVision and has retired the existing master lease agreement between FlashVision and a consortium of financial institutions, thereby releasing the Company from its’ contingent indemnification obligation. The Company currently estimates that the wind-down, which is expected to occur over the next twelve months, will not result in a loss in its investment of FlashVision. Due to the wind-down qualifying as a reconsideration event under FASB Interpretation No. 46 (Revised) (“FIN 46(R)”), Consolidation of Variable Interest Entities, the Company re-evaluated whether FlashVision is a variable interest entity and concluded that FlashVision is no longer a variable interest entity within the scope of FIN 46(R). On June 29, 2008, the Company received an initial distribution of $29.0 million relating to its investment in FlashVision.
     Flash Partners. The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2004. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners. Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Partner’s NAND wafer supply, which generally equals 50% of the venture’s output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As of June 29, 2008, the Company had notes receivable from Flash Partners of 76.3 billion Japanese yen, or approximately $718 million based upon the exchange rate at June 29, 2008 of 106.25 Japanese yen to one U.S. dollar. These notes are secured by the equipment purchased by Flash Partners using the note proceeds. The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”
     Flash Alliance. The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2006. In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Alliance. Flash Alliance purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup. The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting. The Company is committed to purchase its provided three-month forecast of Flash Alliance’s NAND wafer supply, which generally equals 50% of the venture’s output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.
     As a part of the Flash Partners and Flash Alliance (hereinafter referred to as “Flash Ventures”) agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies. As of June 29, 2008 and December 30, 2007, the Company had accrued liabilities related to these expenses of $2.0 million and $8.0 million, respectively.
     The Company has guarantee obligations to Flash Ventures, see “Off-Balance Sheet Liabilities.”

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
Off-Balance Sheet Liabilities
     The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at June 29, 2008.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in thousands)
Flash Partners
December 2004	¥14.1	$132,766	2010
December 2005	11.1	104,446	2011
June 2006	11.3	106,285	2011
September 2006	37.3	350,964	2011
March 2007	25.5	240,068	2012
February 2008	11.9	111,525	2013

	¥111.2	$1,046,054

Flash Alliance
November 2007	¥48.5	$456,821	2013
June 2008	25.0	235,293	2013

	¥73.5	$692,114

Total guarantee obligations	¥184.7	$1,738,168

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the term of the master leases, in annual installments as of June 29, 2008 in U.S. dollars based upon the exchange rate at June 29, 2008.

		Purchase
		Option
	Payment of	Exercise Price
	Principal	at Final Lease	Guarantee
Annual Installments	Amortization	Terms	Amount
		(In thousands)
Year 1	$372,698	$—	$372,698
Year 2	354,474	15,302	369,776
Year 3	285,841	80,896	366,737
Year 4	176,234	179,813	356,047
Year 5	68,651	204,259	272,910

Total guarantee obligations	$1,257,898	$480,270	$1,738,168

     FlashVision. FlashVision had an equipment lease arrangement of approximately 15.0 billion Japanese yen, or approximately $142 million based upon the exchange rate at June 29, 2008, of which 6.2 billion Japanese yen, or approximately $59 million based upon the exchange rate at June 29, 2008, was retired by Toshiba on May 30, 2008 thereby releasing the Company of its indemnification agreement with Toshiba.
     Flash Partners. Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into six equipment master lease agreements totaling 300.0 billion Japanese yen, or approximately $2.82 billion based upon the exchange rate at June 29, 2008, of which 222.3 billion Japanese yen, or approximately $2.09 billion based upon the exchange rate at June 29, 2008, was outstanding at June 29, 2008. The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements. As of June 29, 2008, the amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects future payments and any lease adjustments, was 111.2 billion Japanese yen, or approximately $1.05 billion based upon the exchange rate at June 29, 2008. Certain lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2013. At the end of each of the master lease terms, Flash Partners has the option of purchasing the tools from the lessors. Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.
     The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholder equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating from various named independent ratings services. The most restrictive rating term applicable to the Company, which is used in three of Flash Partners’ leases, requires the Company to maintain a minimum corporate rating of BB- from a named independent ratings service.
     On July 23, 2008, the named independent rating service lowered its corporate rating of the Company to B+, which caused Flash Partners to no longer be in compliance with the rating covenant applicable in three of the six outstanding Flash Partners master lease agreements. The Company’s guaranteed portion of the three lease agreements that are not in compliance represents a combined balance of $562 million of the $1.05 billion total company-guaranteed portion outstanding as of June 29, 2008. The three master lease agreements that are not in compliance define a process under which Flash Partners and its lessors can, among other actions, negotiate a resolution to the non-compliance prior to any possible acceleration of the obligations. Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased debt spread, should the lessors decide they need additional protection or financial consideration under the circumstances. Flash Partners and the Company have started the resolution process to address Flash

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Partners’ non-compliance with the rating covenant that resulted from the Company’s recent downgrade by the named ratings agency.
     Flash Alliance. Flash Alliance sells and leases-back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into two equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $1.88 billion based upon the exchange rate at June 29, 2008, of which 147.1 billion Japanese yen, or approximately $1.38 billion based upon the exchange rate at June 29, 2008, had been drawn and was outstanding as of June 29, 2008. The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements. As of June 29, 2008, the amount of the Company’s guarantee obligation of the Flash Alliance master lease agreements was 73.5 billion Japanese yen, or approximately $692 million based upon the exchange rate at June 29, 2008. Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013. At the end of the lease term, Flash Alliance has the option of purchasing the tools from the lessors. Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.
     The master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholder equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- or BB+, based on two named independent ratings services. As of June 29, 2008, all outstanding Flash Alliance master lease agreements were in compliance of the customary covenants.
     Flash Ventures expects to secure additional equipment lease facilities over time, for which the Company will be expected to provide guarantees.
Guarantees
     Indemnification Agreements. The Company has agreed to indemnify suppliers and customers for alleged patent infringement. The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. The Company may periodically engage in litigation as a result of these indemnification obligations. The Company’s insurance policies exclude coverage for third-party claims for patent infringement. Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers. Historically, the Company has not made any significant indemnification payments under any such agreements. As of June 29, 2008, no amount had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.
     As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity. The term of the indemnification period is for the officer’s, employee’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 29, 2008 or December 30, 2007, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.
     The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. In fiscal years 2004 and 2006, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facilities at which Flash Ventures operations are located to establish a baseline for evaluating future environmental conditions. The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
and cost of settlement associated with such claims. This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third-party patents. The Company has not made any indemnification payments under any such agreements and as of June 29, 2008, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Contractual Obligations and Off-Balance Sheet Arrangements
     The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at June 29, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).
Contractual Obligations.

						More than 5
				2 – 3 Years	4 – 5 Years	Years
			1 Year or Less	(Fiscal 2009	(Fiscal 2011	(Beyond
	Total		(6 months)	and 2010)	and 2012)	Fiscal 2012)
Operating leases	$40,255		$4,853	$18,114	$9,113	$8,175
Flash Partners reimbursement for certain other costs including depreciation	1,798,868	(3)	257,888	1,009,576	463,234	68,170
Flash Alliance fabrication capacity expansion and reimbursement for certain other costs including depreciation and start-up	2,592,164	(3)	754,239	1,073,165	696,291	68,469
Toshiba research and development	13,478	(3)	13,478	—	—	—
Capital equipment purchases commitments	45,197		45,197	—	—	—
Convertible notes principal and interest (1)	1,304,108		9,188	24,500	24,500	1,245,920
Operating expense commitments	224,773		224,773	—	—	—
Noncancelable production purchase commitments (2)	474,537	(3)	474,537	—	—	—

Total contractual cash obligations	$6,493,380		$1,784,153	$2,125,355	$1,193,138	$1,390,734

Off-Balance Sheet Arrangements.

As of
June 29, 2008
Guarantee of Flash Partners equipment leases (4)	$ 1,046,054
Guarantee of Flash Alliance equipment leases (4)	692,114

(1)	In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Senior Convertible Notes due May 15, 2013. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013. In November 2006, through its acquisition of msystems Ltd. (“msystems”), the Company assumed msystems’ $75 million in aggregate principal amount of 1% Convertible Notes due March 15, 2035. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on March 15 and September 15 of each year until calendar year 2035.

(2)	Includes Toshiba foundries, Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at June 29, 2008.

(4)	The Company’s guarantee obligation, net of cumulative lease payments, is 184.7 billion Japanese yen, or approximately $1.74 billion based upon the exchange rate at June 29, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     The Company has excluded $112.3 million of unrecognized tax benefits from the contractual obligation table above due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefit at June 29, 2008. The Company is unable to make reasonable reliable estimates of the period of cash settlement with the respective taxing authorities.
     The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal years 2008 through 2016. Future minimum lease payments at June 29, 2008 are presented below (in thousands):

Fiscal Year:
2008 (remaining six months)	$5,303
2009	10,401
2010	9,156
2011	6,874
2012	4,958
2013 and thereafter	8,175

44,867
Sublease income to be received in the future under noncancelable subleases	(4,612)

Net operating leases	$40,255

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
12. Related Parties and Strategic Investments
     Toshiba. The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. See also Note 11, “Commitments, Contingencies and Guarantees.” The Company purchased NAND flash memory wafers from Flash Ventures and Toshiba, made payments for shared research and development expenses, made loans to Flash Ventures and made investments in Flash Ventures totaling approximately $543.7 million, $1,004.1 million, $367.6 million and $556.3 million in the three and six months ended June 29, 2008 and July 1, 2007, respectively. The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues. During the three and six months ended June 29, 2008 and July1, 2007, the Company had sales to Toshiba of zero, $5.1 million, $13.4 million and $39.8 million, respectively. At June 29, 2008 and December 30, 2007, the Company had accounts payable balances due to Toshiba of $1.8 million and $0.2 million, respectively, and accounts receivable balances from Toshiba of $2.6 million and $4.2 million, respectively. As of June 29, 2008 and December 30, 2007, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $2.0 million and $8.0 million, respectively.
     Flash Ventures with Toshiba. The Company owns 49.9% of each Flash Venture entity and accounts for its ownership position under the equity method of accounting. The Company’s obligations with respect to Flash Ventures’ lease arrangements, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 11, “Commitments, Contingencies and Guarantees.” Flash Ventures are all variable interest entities as defined under FIN 46(R), and the Company is not the primary beneficiary of any of Flash Venture’s entities because it absorbs less than a majority of the expected gains and losses of each entity. At June 29, 2008 and December 30, 2007, the Company had accounts payable balances due to Flash Ventures of $128.8 million and $131.3 million, respectively. For activity with FlashVision, see Note 11, “Commitments, Contingencies and Guarantees.”
     Tower Semiconductor. As of June 29, 2008, the Company owned approximately 12.7% of the outstanding shares of Tower Semiconductor Ltd. (“Tower”), one of its suppliers of wafers for its controller components and has convertible debt and a warrant to purchase Tower ordinary shares. In the first quarter of fiscal year 2008, the Company’s Chief Executive Officer resigned as a member of the Tower Board of Directors. As of June 29, 2008, the Company owned approximately 14.1 million Tower shares with a market value of $12.1 million. In addition, the Company holds a Tower convertible debenture with a market value of $3.6 million. As of June 29, 2008, the Company had an outstanding loan of $7.5 million to Tower for expansion of Tower’s 0.13 micron logic wafer capacity. The loan to Tower is secured by the equipment purchased. The Company purchased controller wafers and related non-recurring engineering of $6.7 million, $18.9 million, $22.5 million and $38.5 million in the three and six months ended June 29, 2008 and July 1, 2007, respectively. The purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues. At June 29, 2008 and December 30, 2007, the Company had amounts payable to Tower of $1.2 million and $6.1 million, respectively.
     Flextronics. On January 10, 2008, the chairman of the Board of Directors of Flextronics International, Ltd., (“Flextronics”), who also serves on the Company’s Board of Directors, resigned from Flextronics. The activity from December 31, 2007 to January 10, 2008 between Flextronics and the Company was immaterial.

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
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc. (“Memorex”), Pretec Electronics Corporation (“Pretec”), RITEK Corporation (“RITEK”), and Power Quotient International Co., Ltd (“PQI”). In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. On May 6, 2003, the District Court entered a stipulated consent judgment against PQI. The District Court granted summary judgment of non-infringement in favor of defendants RITEK, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. On June 29, 2007, defendant RITEK entered into a settlement agreement and cross-license with the Company. In light of the agreement, the Company agreed to dismiss all current patent infringement litigation against RITEK. A stipulated dismissal with prejudice between the Company and RITEK was entered on July 23, 2007. On August 30, 2007, the Company entered into a settlement agreement with Memorex regarding the accused products. On September 7, 2007, in light of the settlement between the Company and Memorex, the Court entered a stipulation dismissing the Company’s claims against Memorex. On October 25, 2007, the Court Clerk entered a default against Pretec. On January 14, 2008, the Company filed a motion for default judgment against Pretec. The Court scheduled a hearing regarding the Company’s motion for April 3, 2008. In light of ongoing settlement discussions with Pretec and its successor, PTI Global, the Court issued an Order of Dismissal on July 1, 2008, with the provision that the order could be vacated and a trial date would be reset if one of the parties certified that consideration for the settlement was not delivered within ninety days.
     On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane-Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which received final approval from the Court on November 20, 2006. Four objectors to the settlement filed appeals from the Court’s order granting final approval. On November 30, 2007, the First District of the California Court of Appeal affirmed in full the trial court’s judgment and final approval of the settlement. The objectors then filed petitions for the Court of Appeal to rehear the matter en banc, which petitions were denied on December 21, 2007. The objectors subsequently filed petitions with the California Supreme Court, currently pending in Case No. S159760, asking the Supreme Court to review of the decision of the Court of Appeal. Those petitions were denied on February 27, 2008. The Company has since paid all monies due and distributed all class benefits required under the terms of the settlement agreement.
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed. On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims. A case management conference was conducted on June 29, 2007. At that conference, the parties agreed that the remaining declaratory judgment claims will be dismissed, pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below). The parties also agreed that the ’338 patent and a second Company patent, presently at issue in Civil Case No. C0505021 JF

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(discussed below), will be litigated together in this case. ST filed an answer and counterclaims on September 6, 2007. ST’s counterclaims included assertions of antitrust violations. On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims. On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines until the Court resolves the Company’s motion to dismiss. On January 25, 2008, the Court held a hearing on the Company’s motion. At the hearing, the Court converted the Company’s Motion to Dismiss into a Motion for Summary Judgment. On June 17, 2008, the Court issued a stipulated order rescheduling the hearing on the Company’s Motion for Summary Judgment for September 12, 2008.
     On October 14, 2005, STMicro filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal, which asks that the Superior Court’s September 12, 2006 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company appealed the denial of that motion, and the proceedings at the Superior Court were stayed during the pendency of the appeal. On August 7, 2007, the First District Court of Appeal affirmed the Superior Court’s decision. Litigation then proceeded at the Superior Court until May 7, 2008, when the Company and Dr. Harari again removed the case to the U.S. District Court for the Northern District of California. The District Court consolidated the case and the previously-removed action under case number C05-04691. STMicro filed a motion to remand which was argued on July 25, 2008. Although the District Court had scheduled a case management conference to be held on July 25, 2008, it continued the conference until after resolution of the pending motion to remand. On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against ST (Case No. C0505021 JF). In the suit, the Company seeks damages and injunctions against ST from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the “’517 patent”). As discussed above, the ’517 patent will be litigated together with the ’338 patent in Civil Case No. C 04 04379JF.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
things, equitable relief, including enjoining the proposed merger, and compensatory and punitive damages. In January 2008, the court granted, without prejudice, the Company’s and msystems’ motion to dismiss.
     On September 11, 2006, Mr. Rabbi, a shareholder of msystems filed a derivative action and a motion to permit him to file the derivative action against four directors of msystems and msystems, arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law. Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems. On January 25, 2007, msystems filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company. On March 12, 2008, the court accepted msystems’ motion and determined that the motion to seek leave to file the derivative action is dismissed and consequently, the derivative action itself is dismissed. On May 15, 2008, Mr. Rabbi filed an appeal with the Supreme Court. The hearing in the Supreme Court is set for March 19, 2009.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
     On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division). The suit, Case No. 2-07-CV-396, alleges infringement of Premier’s U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount. On December 10, 2007, an amended complaint was filed. On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company. On February 5, 2008, the Company (along with the other defendants in the action) filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office. This motion was granted and on June 4, 2008, the action was stayed.
     On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents: Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corporation, Silicon Motion, Inc. (located in Taiwan), Silicon Motion, Inc. (located in California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. (“USBest”); Skymedi Corporation (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (located in Taiwan), Transcend Information Inc. (located in California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co.; A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.(“Emprex”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corporation (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”). In the complaint, the Company alleges that respondents’ flash memory products, such as USB flash drives, compact flash cards, and flash media players, infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”). The Company seeks an order excluding the respondents’ flash memory controllers, drives, memory cards, and media players, and products containing them, from entry into the United States as well as a permanent cease and desist order against the respondents. On December 6, 2007, the Commission instituted an investigation based on the Company’s complaint. The target date for completing the investigation was originally set for March 12, 2009. Since filing its complaint, the Company has reached settlement agreements with Add-On Computer Peripherals, EDGE, Infotech, Interactive, Kaser, PNY, TSR, and Welldone; and Buffalo agreed to entry of a consent order. The investigation has been terminated as to these respondents in light of the settlement agreements and entry of the consent order. The investigation has also been terminated as to Acer after Acer provided evidence that it has no corporate relationship with Respondents who import products accused of infringement in the investigation. On May 20, 2008, the Commission issued Notice of its decision not to review the ALJ’s Initial Determination terminating Acer from the investigation. Respondents Add-On Technology Co., Behavior, Emprex, and Zotek have failed to respond to the Company’s complaint or discovery requests and were ordered to show cause as to why they should not be found in default no later than March 28, 2008. These respondents failed to show cause as of March 28, 2008. On April 25, 2008, the Administrative Law Judge (“ALJ”) issued an Initial Determination Granting SanDisk’s Motion for an Entry of Default Against these Five Respondents. On May 14, 2008, the Commission issued Notice of its decision not to review the ALJ’s Initial Determination finding these five Respondents in default. Most of the respondents that have not settled with the Company have responded to the complaint. Among other things, these respondents deny infringement or that the Company has a domestic industry in the asserted patents. In responding to the complaint, these respondents have also raised several affirmative defenses including, among others, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, acquiescence, latches, estoppel and unclean hands. On January 23, 2008, the ALJ issued an initial determination extending the target date for conclusion of the investigation by three months to June 12, 2009. On February 2, 2008, the ALJ

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
set the evidentiary hearing for October 27, 2008, through November 7, 2008. On March 12, 2008, the ALJ issued an order bifurcating and staying the investigation with respect to the ’808 patent pending the outcome of the Harari Matter that includes ownership allegations regarding the ’808 patent and others. On April 11, 2008, the Commission issued a Notice that it intended to review the ALJ’s Initial Determination to bifurcate the ’808 patent from the instant investigation. On April 24, 2008, SanDisk filed a motion to terminate the investigation as to the ’808 patent. On May 6, 2008, the ALJ issued an Initial Determination granting SanDisk’s motion to terminate the investigation as to the ’808 patent. On May 30, 2008, the Commission determined not to review the ALJ’s Initial Determination. The Commission also vacated the ALJ’s earlier Order bifurcating the investigation with respect to the ’808 patent and ordered that briefing requested in the Commission’s Notice of April 11, 2008, was no longer required. On July 14, SanDisk filed an unopposed motion to terminate the Investigation as to Respondent Payton Technology (“Payton”) after Payton and its corporate affiliate, Kingston Technology Co., Inc. (“Kingston”), represented in a sworn declaration that Payton does not import, sell for importation, or sell within the U.S. any flash memory products that are at issue in the ITC Investigation. Kingston remains a named Respondent in the Investigation, and the ALJ has not yet ruled on the motion to terminate Payton. On May 6-7, the ALJ held a Markman patent interpretation hearing regarding the ’893 patent, the ’332 patent, the ’424 patent and the ’011 patent. The ALJ issued a Markman ruling dated July 15, 2008. Also on July 15, 2008, the ALJ issued an Order changing the date for the pre-hearing conference from October 21, 2008 to October 23, 2008.
     On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic Sales, Inc. (“Synergistic”), USBest, Skymedi, Chipsbank, Infotech, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On, A-DATA, Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interactive, LG, TSR and Welldone. In this action, Case No. 07-C-0607-C, the Company asserts that the defendants infringe the ‘808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent. The Company seeks damages and injunctive relief. In light of the above mentioned settlement agreements, the Company dismissed its claims against Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR, and Welldone. The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice. On November 21, 2007, defendant Kingston filed a motion to stay this action. Several defendants joined in Kingston’s motion. On December 19, 2007, the Court issued an order staying the case in its entirety until the 619 Investigation becomes final. On January 14, 2008, the Court issued an order clarifying that the entire case is stayed for all parties.
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
     Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints. On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086. Plaintiffs allege the Company and a number of other manufacturers of flash

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws. The lawsuits purport to be on behalf of purchasers of flash memory between January 1, 1999 through the present. The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits. On April 8, 2008, the Company, along with co-defendants, filed motions to dismiss the direct purchaser and indirect purchaser complaints. Also on April 8, 2008, the Company, along with co-defendants, filed a motion for a protective order to stay discovery. On April 22, 2008, direct and indirect purchaser plaintiffs filed oppositions to the motions to dismiss. The Company’s, along with co-defendants’, reply to the oppositions was filed May 13, 2008. The Court took the motions to dismiss and the motion for a protective order under submission on June 3, 2008, and has yet to rule on the motions. On November 11, 2007, Gil Mosek, a former employee of SanDisk IL Ltd. (“SDIL”), filed a lawsuit against SDIL, Dov Moran and Amir Ban in the Tel-Aviv District Court, claiming that he and Amir Ban, another former employee of SDIL, reached an agreement, according to which a jointly-held company will be established together with SDIL. According to Mr. Mosek, SDIL knew about the agreement, approved it and breached it, while deciding not to establish the jointly-held company. On January 1, 2008 SDIL filed a statement of defense. Simultaneously, SDIL filed a request to dismiss the lawsuit, claiming that Mr. Mosek signed a waiver in favor of SDIL, according to which he has no claim against SDIL. On February 12, 2008, Mr. Mosek filed a request to allow him to present certain documents, which contain confidential information of SDIL. On February 26, 2008, SDIL opposed this request, claiming that SDIL’s documents are the sole property of SDIL and Mr. Mosek has no right to hold and to use them. On March 6, 2008, the court decided that Mr. Mosek has to pay a fee according to the estimated amount of the claim. On April 3, 2008, Mr. Mosek filed a request to amend the claim by setting the claim on an amount of NIS 3,000,000. On April 9, 2008, SDIL filed its response to this request, according to which it has no objection to the amendment, subject to the issuance of an order for costs. On April 10, 2008, the court accepted Mr. Mosek’s request. According to the settlement agreement, reached between the SDIL and Amir Ban in January 2008, Amir Ban shall indemnify and hold SDIL harmless with regard to the claim filed by Mosek, as described in this section above.
     In April 2006, the Company’s subsidiary SanDisk IL Ltd. (the former msystems Ltd.) terminated a strategic agreement with Samsung. As a result of this termination, our subsidiary no longer was entitled to purchase products on favorable pricing terms from Samsung, Samsung no longer had a life-of-patent license to our subsidiary’s patents, and no further patent licensing payments would be due. After Samsung disputed the termination of the agreement, SanDisk IL commenced an arbitration against Samsung in accordance with the agreement. On May 16, 2008, the arbitration panel rendered a final award in favor of the Company’s subsidiary ruling that the contract was properly terminated. On July 24, 2008, Samsung asked the United States District Court for the Southern District of New York to vacate the final award of the arbitration panel. Samsung Electronics Co., Ltd. v. SanDisk IL Ltd., No. 08 Civ. 6596 (S.D.N.Y.). Samsung contends that the arbitration panel disregarded certain of Samsung’s defenses and that the written final award of the arbitration panel did not meet the standard of a “reasoned award” as required under the arbitration provision of the strategic agreement. The Company intends to vigorously oppose Samsung’s petition to vacate the final award of the arbitration panel.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
14. Condensed Consolidating Financial Statements
     As part of the acquisition of msystems Ltd. (hereinafter referred to as SanDisk IL Ltd.) in November 2006, the Company entered into a supplemental indenture whereby the Company became an additional obligor and guarantor of the assumed $75 million 1% Convertible Notes due 2035 issued by msystems Finance Company, (the “Subsidiary Issuer” or “mfinco”) and guaranteed by SanDisk IL Ltd. (the “Other Guarantor Subsidiary” or “SDIL”). The Company’s (the “Parent Company”) guarantee is full and unconditional, and joint and several with SDIL. Both SDIL and mfinco are wholly-owned subsidiaries of the Company. The following Condensed Consolidating Financial Statements present separate information for mfinco as the subsidiary issuer, the Company and SDIL as guarantors and the Company’s other combined non-guarantor subsidiaries, and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company.
     These Condensed Consolidating Financial Statements have been prepared using the equity method of accounting. Earnings of subsidiaries are reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. Amounts of operating and financing cash flows related to combined non-guarantor subsidiaries and consolidating adjustments for the six months ended July 1, 2007 have been revised to properly reflect certain reclassifications. The reclassifications did not have any effect on the net change in cash and cash equivalents for the combined Non-guarantor Subsidiaries, the Consolidating Adjustments or the Total Company columns of the Condensed Consolidating Statements of Cash Flows for the six month period ended July 1, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Statements of Operations
For the three months ended June 29, 2008

			Other	Combined Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Total revenues	$422,223	$—	$58,231	$1,109,856	$(774,299)	$816,011
Total cost of revenues	212,657	—	44,724	1,125,062	(717,303)	665,140

Gross margin	209,566	—	13,507	(15,206)	(56,996)	150,871
Total operating expenses	191,755	—	33,590	84,774	(58,016)	252,103

Operating income (loss)	17,811	—	(20,083)	(99,980)	1,020	(101,232)
Total other income (expense)	5,572	(9)	2,102	13,473	(596)	20,542

Income (loss) before taxes	23,383	(9)	(17,981)	(86,507)	424	(80,690)
Provision for (benefit from) income taxes	(15,688)	—	(3,728)	7,910	(1,307)	(12,813)
Equity in net income (loss) of consolidated subsidiaries	(80,673)	—	(4,730)	1,924	83,479	—

Net income (loss)	$(41,602)	$(9)	$(18,983)	$(92,493)	$85,210	$(67,877)

Condensed Consolidating Statements of Operations
For the six months ended June 29, 2008

			Other	Combined Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Total revenues	$895,452	$—	$146,604	$2,207,670	$(1,583,748)	$1,665,978
Total cost of revenues	471,255	—	93,683	2,154,068	(1,462,680)	1,256,326

Gross margin	424,197	—	52,921	53,602	(121,068)	409,652
Total operating expenses	338,059	—	77,449	212,529	(122,065)	505,972

Operating income (loss)	86,138	—	(24,528)	(158,927)	997	(96,320)
Total other income (expense)	22,255	—	5,177	20,021	(1,029)	46,424

Income (loss) before taxes	108,393	—	(19,351)	(138,906)	(32)	(49,896)
Provision for (benefit from) income taxes	(11,583)	—	(382)	13,372	(1,306)	101
Equity in net income (loss) of consolidated subsidiaries	(153,523)	—	(6,134)	15,897	143,760	—

Net income (loss)	$(33,547)	$—	$(25,103)	$(136,381)	$145,034	$(49,997)

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Statements of Operations
For the three months ended July 1, 2007

			Other	Combined Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Total revenues	$530,353	$—	$61,547	$1,032,172	$(797,040)	$827,032
Total cost of revenues	307,074	—	59,128	1,004,976	(767,859)	603,319

Gross margin	223,279	—	2,419	27,196	(29,181)	223,713
Total operating expenses	131,054	—	27,819	82,130	(30,874)	210,129

Operating income (loss)	92,225	—	(25,400)	(54,934)	1,693	13,584
Total other income (expense)	21,261	180	22,861	(11,376)	5,630	38,556

Income (loss) before taxes	113,486	180	(2,539)	(66,310)	7,323	52,140
Provision for (benefit from) income taxes	19,198	—	5,035	548	(1,176)	23,605
Minority interest	—	—	51	—	—	51
Equity in net income (loss) of consolidated subsidiaries	(46,334)	—	3,929	(6,331)	48,736	—

Net income (loss)	$47,954	$180	$(3,696)	$(73,189)	$57,235	$28,484

Condensed Consolidating Statements of Operations
For the six months ended July 1, 2007

			Other	Combined Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Total revenues	$951,846	$—	$153,942	$1,974,013	$(1,466,683)	$1,613,118
Total cost of revenues	533,860	—	158,725	1,912,810	(1,410,926)	1,194,469

Gross margin	417,986	—	(4,783)	61,203	(55,757)	418,649
Total operating expenses	260,642	—	66,305	151,246	(53,611)	424,582

Operating income (loss)	157,344	—	(71,088)	(90,043)	(2,146)	(5,933)
Total other income (expense)	59,616	(7)	26,114	(13,708)	2,800	74,815

Income (loss) before taxes	216,960	(7)	(44,974)	(103,751)	654	68,882
Provision for income taxes	31,479	—	4,063	219	1	35,762
Minority interest	—	—	5,211	—	—	5,211
Equity in net income (loss) of consolidated subsidiaries	(81,890)	—	9,140	(7,370)	80,120	—

Net income (loss)	$103,591	$(7)	$(45,108)	$(111,340)	$80,773	$27,909

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Balance Sheets
As of June 29, 2008

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiary (2)	Adjustments	Company
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$452,446	$56	$86,002	$151,073	$1	$689,578
Short-term investments	618,300	—	1,332	—	—	619,632
Accounts receivable, net	36,397	—	14,995	165,874	(13,236)	204,030
Inventory	121,440	—	8,523	669,120	(3,477)	795,606
Other current assets	1,292,989	187	239,542	812,665	(1,815,595)	529,788

Total current assets	2,521,572	243	350,394	1,798,732	(1,832,307)	2,838,634
Property and equipment, net	226,177	—	34,274	153,936	—	414,387
Other non-current assets	2,641,174	71,588	894,261	1,583,748	(1,333,225)	3,857,546

Total assets	$5,388,923	$71,831	$1,278,929	$3,536,416	$(3,165,532)	$7,110,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$77,262	$—	$8,834	$284,559	$(645)	$370,010
Other current accrued liabilities	517,370	219	42,396	1,551,113	(1,749,755)	361,343

Total current liabilities	594,632	219	51,230	1,835,672	(1,750,400)	731,353
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Non-current liabilities and deferred taxes	115,908	—	13,854	69,139	(7,602)	191,299

Total liabilities	1,860,540	75,219	65,084	1,904,811	(1,758,002)	2,147,652

Minority interest	—	—	151	—	—	151
Total stockholders’ equity	3,528,383	(3,388)	1,213,694	1,631,605	(1,407,530)	4,962,764

Total liabilities and stockholders’ equity	$5,388,923	$71,831	$1,278,929	$3,536,416	$(3,165,532)	$7,110,567

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Condensed Consolidating Statements of Cash Flows
For the six months ended June 29, 2008

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Net cash provided by (used in) operating activities	$(106,801)	$(159)	$(1,449)	$(5,605)	$1	$(114,013)
Net cash provided by (used in) investing activities	158,941	—	(3,188)	(184,965)	—	(29,212)
Net cash provided by (used in) financing activities	11,027	—	—	(9,785)	—	1,242
Effect of changes in foreign currency exchange rates on cash	(58)	—	—	(2,130)	—	(2,188)

Net increase (decrease) in cash and cash equivalents	63,109	(159)	(4,637)	(202,485)	1	(144,171)
Cash and cash equivalents at beginning of period	389,337	215	90,639	353,558	—	833,749

Cash and cash equivalents at end of period	$452,446	$56	$86,002	$151,073	$1	$689,578

Condensed Consolidating Statements of Cash Flows
For the six months ended July 1, 2007

				Combined
			Other	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Consolidating	Total
	Company (1)	Issuer (1)	Subsidiary (1)	Subsidiaries (2)	Adjustments	Company
	(In thousands)
Net cash provided by (used in) operating activities	$153,669	$168	$78,621	$(65,752)	$(1,908)	$164,798
Net cash provided by (used in) investing activities	(543,608)	—	39,951	(80,352)	—	(584,009)
Net cash used in financing activities	(31,807)	—	(6,089)	—	—	(37,896)
Effect of changes in foreign currency exchange rates on cash	450	—	170	—	—	620

Net increase (decrease) in cash and cash equivalents	(421,296)	168	112,653	(146,104)	(1,908)	(456,487)
Cash and cash equivalents at beginning of period	1,165,473	48	71,839	340,292	3,048	1,580,700

Cash and cash equivalents at end of period	$744,177	$216	$184,492	$194,188	$1,140	$1,124,213

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

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
     Our results are primarily driven by worldwide demand for flash storage devices, which in turn depends on end-user demand for electronic products. We believe the market for flash storage is generally price elastic. Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of gigabytes and/or units of memory and that over time, new markets will emerge. In order to profitably capitalize on price elasticity of demand in the market for flash storage products, we must reduce our cost per gigabyte at a rate similar to the change in selling price per gigabyte to the consumer and the average capacity of our products must grow enough to offset price declines. We seek to achieve these cost reductions through technology improvements primarily by increasing the amount of memory stored in a given area of silicon.
     We adopted Statement of Financial Accounting Standards No. 157, or SFAS 157, Fair Value Measurements, as of the beginning of fiscal year 2008. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have only adopted the provisions of SFAS 157 with respect to our financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition. See Note 2, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements.
     We adopted Statement of Financial Accounting Standards No. 159, or SFAS 159, Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of June 29, 2008, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value. See Note 2, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements.

Results of Operations.

	Three months ended				Six months ended
	June 29,	% of	July 1,	% of	June 29,	% of	July 1,	% of
	2008	Revenues	2007	Revenues	2008	Revenues	2007	Revenues
	(In millions, except percentages)
Product revenues	$687.5	84.3%	$720.0	87.1%	$1,411.6	84.7%	$1,409.3	87.4%
License and royalty revenues	128.5	15.7%	107.0	12.9%	254.4	15.3%	203.8	12.6%

Total revenues	816.0	100.0%	827.0	100.0%	1,666.0	100.0%	1,613.1	100.0%
Cost of product revenues	650.5	79.7%	588.7	71.2%	1,227.1	73.7%	1,158.8	71.8%
Amortization of acquisition-related intangible assets	14.6	1.8%	14.6	1.8%	29.2	1.7%	35.7	2.2%

Total cost of product revenues	665.1	81.5%	603.3	73.0%	1,256.3	75.4%	1,194.5	74.0%

Gross margin	150.9	18.5%	223.7	27.0%	409.7	24.6%	418.6	26.0%
Operating expenses Research and development	112.1	13.7%	101.2	12.2%	223.6	13.4%	196.8	12.2%
Sales and marketing	77.6	9.5%	60.5	7.3%	157.8	9.5%	116.7	7.3%
General and administrative	53.7	6.6%	41.2	5.0%	111.5	6.7%	88.2	5.5%
Amortization of acquisition-related intangible assets	4.6	0.6%	7.0	0.9%	9.0	0.5%	16.1	1.0%
Restructuring	4.1	0.5%	0.2	—	4.1	0.3%	6.7	0.4%

Total operating expenses	252.1	30.9%	210.1	25.4%	506.0	30.4%	424.5	26.4%

Operating income (loss)	(101.2)	(12.4%)	13.6	1.6%	(96.3)	(5.8%)	(5.9)	(0.4%)
Other income	20.5	2.5%	38.5	4.7%	46.4	2.8%	74.8	4.7%

Income (loss) before taxes	(80.7)	(9.9%)	52.1	6.3%	(49.9)	(3.0%)	68.9	4.3%
Provision for (benefit from) income taxes	(12.8)	(1.6%)	23.6	2.9%	0.1	—	35.8	2.3%
Minority interest	—	—	—	—	—	—	5.2	0.3%

Net income (loss)	$(67.9)	(8.3%)	$28.5	3.4%	$(50.0)	(3.0%)	$27.9	1.7%

Product Revenues.

	Three months ended			Six months ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)
Retail	$421.4	$484.3	(13.0)%	$839.8	$820.1	2.4%
OEM	266.1	235.7	12.9%	571.8	589.2	(3.0%)

Product revenues	$687.5	$720.0	(4.6%)	$1,411.6	$1,409.3	0.2%

     The decrease in our product revenues for the three months ended June 29, 2008 as compared to the three months ended July 1, 2007 resulted from a 55% reduction in average selling price per gigabyte, partially offset by a 120% increase in the number of gigabytes sold. Product revenues were essentially flat for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007 and were comprised of a 135% increase in the number of gigabytes sold, partially offset by a 57% reduction in average selling price per gigabyte.
     The decline in retail product revenues for the three months ended June 29, 2008 over the comparable period in fiscal year 2007 was due to lower imaging and MP3 product sales, primarily in the United States. Retail product revenues for the six months ended June 29, 2008 were essentially flat over the comparable period in fiscal year 2007 due to increased sales of mobile products offset by decreased sales of MP3 products.
     OEM product revenues for the three months ended June 29, 2008 increased over the comparable period in fiscal year 2007 due to increased sales of embedded global positioning system, or GPS, products and imaging products, partially offset by lower sales of USB products. OEM product revenues for the six months ended June 29, 2008 were essentially flat over the comparable period in fiscal year 2007 due to increases in imaging and GPS products offset by decreases in sales of mobile products and the discontinuation of our TwinSys LLC operations in fiscal year 2007, which contributed $53 million of product revenues in the first quarter of fiscal year 2007 and then ceased operations.
     Our ten largest customers represented approximately 47% and 48% of our total revenues in the three and six months ended June 29, 2008, respectively, compared to 46% and 50% in the three and six months ended July 1, 2007. In the three and six months ended June 29, 2008, revenue from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 14% and 13% of our total revenues, respectively. No other customer exceeded 10% of our total revenues during these periods. No customers exceeded 10% of our total revenues in the three months ended July 1, 2007. Customers who exceeded 10% of our total revenues in the six months ended July 1, 2007 were Sony Ericsson Mobile Communications AB, or Sony Ericsson, and Samsung, which were 11% and 10% of our total revenues, respectively.
Geographical Product Revenues.

	Three months ended					Six months ended
		% of		% of			% of		% of
	June 29,	Product	July 1,	Product	Percent	June 29,	Product	July 1,	Product	Percent
	2008	Revenues	2007	Revenues	Change	2008	Revenues	2007	Revenues	Change
	(In millions, except percentages)
United States	$217.8	31.7%	$272.6	37.9%	(20.1%)	$470.9	33.4%	$466.0	33.1%	1.0%
Japan	52.1	7.6%	43.8	6.1%	19.0%	101.6	7.2%	153.3	10.9%	(33.7%)
Europe and Middle East	193.3	28.1%	194.7	27.0%	(0.7%)	369.6	26.2%	329.2	23.3%	12.3%
Asia-Pacific	209.5	30.5%	179.6	24.9%	16.7%	438.7	31.1%	381.4	27.1%	15.0%
Other foreign countries	14.8	2.1%	29.3	4.1%	(49.6%)	30.8	2.2%	79.4	5.6%	(61.3%)

Product revenues	$687.5	100.0%	$720.0	100.0%	(4.5%)	$1,411.6	100.0%	$1,409.3	100.0%	0.2%

     Product revenues declined for the three months ended June 29, 2008 over the comparable period in fiscal year 2007 primarily related to decreased retail sales in the United States, partially offset by increased OEM revenues from cards for mobile phone manufacturers in Asia-Pacific. Overall product revenues in the six months ended June 29, 2008 were comparable to the same period in fiscal year 2007, due to increased sales of cards for mobile phones in Asia-Pacific and Europe and Middle East, largely offset by a decrease in Japan due to the termination of the TwinSys LLC venture on March 31, 2007, which added $53.0 million of product revenues in the six months ended July 1, 2007.

License and Royalty Revenues.

	Three months ended			Six months ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)
License and royalty revenues	$128.5	$107.0	20.1%	$254.4	$203.8	24.9%
     The increase in our license and royalty revenues for the three months ended June 29, 2008 over the comparable period of fiscal year 2007 was due to higher NAND-based royalties. The increase in our license and royalty revenues for the six months ended June 29, 2008 over the comparable period of fiscal year 2007 was due to higher NAND-based royalties and the addition of new licenses.
Gross Margin.

	Three months ended			Six months ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)
Product gross margin	$22.4	$116.7	(80.8%)	$155.2	$214.9	(27.8%)
Product gross margin (as a percent of product revenues)	3.3%	16.2%		11.0%	15.2%
Total gross margin (as a percent of total revenues)	18.5%	27.0%		24.6%	26.0%
     Product gross margin, as a percent of product revenues, decreased by 12.9 and 4.2 percentage points for the three and six months ended June 29, 2008 compared to the three and six months ended July 1, 2007, respectively. Product gross margin in the three and six months ended June 29, 2008 was lower than the comparable period of fiscal year 2007 due primarily to the decline of the U.S. dollar to Japanese yen exchange rate, average selling price declining at a faster rate than our manufacturing costs, and increased inventory charges.
     In the three and six months ended June 29, 2008 and July 1, 2007, we sold approximately $2.1 million, $21.5 million, $6.5 million and $7.3 million, respectively, of inventory that had been fully written-off or reserved.
Research and Development.

	Three months ended			Six months ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
		(In millions, except percentages)
Research and development	$112.1	$101.2	10.8%	$223.6	$196.8	13.6%
Percent of revenue	13.7%	12.2%		13.4%	12.2%
     Our research and development expense growth for the three months ended June 29, 2008 over the comparable period in fiscal year 2007 included increased employee-related costs of $13.8 million and increased engineering consulting, material and equipment costs of $5.4 million, partially offset by lower Flash Alliance start-up costs of $5.6 million.
     Our research and development expense growth for the six months ended June 29, 2008 over the comparable period in fiscal year 2007 included increased employee-related costs of $22.7 million and increased engineering consulting, material and equipment costs of $10.9 million, partially offset by lower Flash Alliance start-up costs of $7.5 million.

Sales and Marketing.

	Three months ended			Six months ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)
Sales and marketing	$77.6	$60.5	28.3%	$157.8	$116.7	35.2%
Percent of revenue	9.5%	7.3%		9.5%	7.3%
     Our sales and marketing expense growth for the three months ended June 29, 2008 over the comparable period in fiscal year 2007 was primarily due to increased branding and merchandising costs of $13.3 million and increased employee-related costs of $7.0 million.
     Our sales and marketing expense growth for the six months ended June 29, 2008 over the comparable period in fiscal year 2007 was primarily due to increased branding and merchandising costs of $36.4 million and increased employee-related costs of $10.3 million.
General and Administrative.

	Three months ended			Six months ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)
General and administrative	$53.7	$41.2	30.4%	$111.5	$88.2	26.5%
Percent of revenue	6.6%	5.0%		6.7%	5.5%
     Our general and administrative expense growth for the three months ended June 29, 2008 over the comparable period in fiscal year 2007 was primarily related to increased legal costs of $15.1 million, partially offset by lower employee-related costs of $3.6 million.
     Our general and administrative expense growth for the six months ended June 29, 2008 over the comparable period in fiscal year 2007 was primarily related to increased legal costs of $17.3 million and increased bad debt expense of $5.4 million, partially offset by lower employee-related costs of $5.2 million.
Amortization of Acquisition-Related Intangible Assets.

	Three months ended			Six months ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$4.6	$7.0	(35.4%)	$9.0	$16.1	(44.1%)
Percent of revenue	0.6%	0.9%		0.5%	1.0%
     Amortization of acquisition-related intangible assets was lower in the three and six months ended June 29, 2008 compared to the three and six months ended July 1, 2007, due to intangibles that were fully amortized in fiscal year 2007. Our expense from the amortization of acquisition-related intangible assets was primarily related to our acquisitions of Matrix Semiconductor, Inc. in January 2006 and msystems Ltd. in November 2006.

Restructuring.

	Three months ended			Six months ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)
Restructuring	$4.1	$0.2	1826.9%	$4.1	$6.7	(39.3%)
Percent of revenue	0.5%	—		0.3%	0.4%
     During the second quarter of fiscal year 2008, we implemented a restructuring plan in order to reduce our cost structure, which included reductions of our workforce in all functions of the organization worldwide. A restructuring charge of $4.1 million was recorded in the second quarter of fiscal year 2008, of which $3.9 million related to severance and benefits to 131 terminated employees. We anticipate that the remaining restructuring reserve balance related to the second quarter of fiscal year 2008 restructuring plan of $1.1 million to be paid out in cash through the end of the third quarter of fiscal year 2008.
     As a result of our second quarter of fiscal year 2008 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $15.2 million, of which approximately 26%, 17%, 41% and 16% will be reflected as a reduction in operations, research and development expense, sales and marketing expense, and general and administrative expense, respectively.
Other Income.

	Three months ended			Six months ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
	2008	2007	Change	2008	2007	Change
	(In millions, except percentages)
Interest income	$23.3	$34.7	(33.0%)	$49.0	$72.2	(32.1%)
Interest expense and other income (expense), net	(2.8)	3.8	(171.6%)	(2.6)	2.6	(200.5%)

Total other income	$20.5	$38.5	(46.7%)	$46.4	$74.8	(38.0%)

     The decrease in other income for the three and six months ended June 29, 2008 compared to the three and six months ended July 1, 2007 was primarily due to lower interest income from reduced interest rates and lower cash and investment balances.
Provision for (Benefit from) Income Taxes.

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(In millions, except for percentages)
Provision for (benefit from) income taxes	$(12.8)	$23.6	$0.1	$35.8
Effective tax rate	15.9%	45.3%	(0.2%)	51.9%
     The decrease in our effective tax rate for the three and six months ended June 29, 2008 compared to the three and six months ended July 1, 2007 was primarily due to the impact of the jurisdictional changes in earnings and losses and the tax impact of certain items not directly related to earnings.
     The balance of unrecognized tax benefits increased $20.3 million and $26.7 million related to the three and six months ended June 29, 2008, respectively, of which $18.2 million will favorably impact the effective tax rate in future periods. We recognized interest and/or penalties of $2.5 million and $3.4 million in the three and six months ended June 29, 2008, respectively, in income tax expense. We are currently under audit by tax authorities but do not expect that the outcome of these examinations will have a material effect on our financial position, results of operations or liquidity.

Liquidity and Capital Resources.
     Our cash flows were as follows:

	Six months ended
	June 29,	July 1,	Percent
	2008	2007	Change
	(In millions, except percentages)
Net cash (used in) provided by operating activities	$(114.0)	$164.8	(169.2%)
Net cash used in investing activities	(29.2)	(584.0)	95.0%
Net cash provided by (used in) financing activities	1.2	(37.9)	103.3%
Effect of changes in foreign currency exchange rates on cash	(2.2)	0.6	(452.9%)

Net decrease in cash and cash equivalents	$(144.2)	$(456.5)	68.4%

     Operating Activities. Cash provided by (used in) operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash used for operations was $114.0 million for the first half of fiscal year 2008 as compared to cash provided by operations of $164.8 million in the first half of fiscal year 2007. Cash used in the first half of fiscal year 2008 resulted primarily from our net loss of $49.9 million and an increase in inventory of $240.4 million compared to December 30, 2007. The increase in inventory was related primarily to the capacity and production expansion at Flash Alliance increasing at a faster rate than the growth in demand for our products. Cash provided by accounts receivable in fiscal years 2007 and 2008 was primarily due to historical seasonal trends. Additionally, cash flow from accounts receivable in fiscal year 2008 was negatively impacted by reduced product revenue levels from the end of the prior year. Partially reducing the increased usage of cash in the first six months of fiscal year 2008 within operating activities was a decrease in the cash used by other liabilities, primarily related to a reduction in taxes payable due to a current year net loss compared with prior year net income.
     Investing Activities. Cash used in investing activities for the first half of fiscal year 2008 was $29.2 million as compared to $584.0 million in the first half of fiscal year 2007. The decrease in cash used in investing was primarily related to higher sales and maturity over purchases of short and long-term investments in order to fund our higher liquidity requirements. Usage of cash for investments in and loans to Flash Partners and Flash Alliance was $134 million in the first half of fiscal year 2008 compared to $123 million in the first half of fiscal year 2007.
     Financing Activities. Net cash provided by financing activities for the first half of fiscal year 2008 of $1.2 million as compared to cash usage in financing activities of $37.9 million in the first half of fiscal year 2007 was primarily related to termination of the share repurchase program in fiscal year 2007, distribution of minority interest related to the terminated TwinSys LLC venture in fiscal year 2007, repayment of debt financing in fiscal year 2008, and lower cash proceeds from employee stock programs in fiscal year 2008.
     Short-Term Liquidity. At June 29, 2008, we had cash, cash equivalents and short-term investments of $1.31 billion and our working capital balance was $2.11 billion. We do not expect any liquidity constraints in the next twelve months except for the items described in the “Flash Partners and Flash Alliance Ventures with Toshiba” section below. We currently expect to loan to and make investments in the ventures with Toshiba of approximately $0.6 billion for fab expansion and to spend approximately $0.4 billion on property and equipment during the next twelve months.
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
     Financing Arrangements. At June 29, 2008, we had $1.23 billion of aggregate principal amount in convertible notes outstanding, consisting of $1.15 billion in aggregate principal amount of our 1% Senior Convertible Notes due 2013 and $75.0 million in aggregate principal amount of our 1% Convertible Notes due 2035.

     Concurrent with the issuance of the 1% Senior Convertible Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share. As of June 29, 2008, the warrants had an expected life of approximately 5.4 years and expire in August 2013. At expiration, we may, at our option, elect to settle the warrants on a net share basis. As of June 29, 2008, the warrants had not been exercised and remain outstanding. In addition, counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Senior Convertible Notes due 2013 in full, at a conversion price of $82.36 per share. The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Senior Convertible Notes due 2013 or the first day that none of the 1% Senior Convertible Notes due 2013 remain outstanding due to conversion or otherwise. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Senior Convertible Notes due 2013. As of June 29, 2008, we had not purchased any shares under this convertible bond hedge agreement.
     Flash Partners and Flash Alliance Ventures with Toshiba. We are a 49.9% percent owner in both Flash Partners and Flash Alliance, or hereinafter referred to as Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through loans received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. Flash Ventures purchase wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers. See Note 12, “Related Parties and Strategic Investments,” to the Condensed Consolidated Financial Statements.
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
     Under Flash Ventures’ agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities. As of June 29, 2008, we had accrued liabilities related to those common research and development expenses of $2.0 million. Our common research and development obligation related to Flash Ventures is variable but capped at fixed quarterly amounts through fiscal year 2008. In addition to general NAND product development and common semiconductor research performed by Toshiba, both parties perform direct research and development activities specific to Flash Ventures, and our contribution is based on a variable computation. We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.
     For semiconductor fixed assets that are leased by Flash Ventures, we and/or Toshiba jointly guaranteed on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into from December 2004 through June 2008. These master lease obligations are denominated in Japanese yen and are noncancelable. Our total master lease obligation guarantee, net of lease payments as of June 29, 2008, was 184.7 billion Japanese yen, or approximately $1.74 billion based upon the exchange rate at June 29, 2008.
     Flash Venture’s master lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Venture’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity and our failure to maintain a minimum corporate rating from various named independent ratings services. The most restrictive covenant term applicable to us requires us to maintain a minimum shareholder equity of at least $1.51 billion and a minimum corporate rating of BB- from a named independent ratings service.
     On July 23, 2008, a named independent rating service lowered its corporate rating of the Company to B+, which caused Flash Partners to no longer be in compliance with the rating covenant applicable in three of the six outstanding Flash Partners master lease agreements. Our guaranteed portion of the three lease agreements that are not in compliance represents a combined balance of $562 million of the $1.05 billion total company-guaranteed portion outstanding as of June 29, 2008. The three master lease agreements that are not in compliance define a resolution process under which Flash Partners and its lessors can, among other actions, negotiate a resolution to the non-compliance prior to any possible acceleration of the master lease obligations. Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased debt spread, should the lessors decide they need additional protection or financial consideration under the circumstances. Flash Partners and we have started the resolution process to address Flash Partners’ non-compliance with the rating covenant that resulted from our recent downgrade by the named rating agency. See also Note 11, “Commitments, Contingencies and Guarantees,” to the Condensed Consolidated Financial Statements.
     All of the Flash Partners master lease agreements contain provisions for cross-default which can be triggered upon different events including early acceleration of payments under existing agreements. If the current resolution process is unsuccessful, the lessors may require acceleration on the outstanding balance of $562 million on Flash Partners’ master lease agreements not currently in compliance. Any acceleration of a Flash Partners master lease agreement could trigger a cross-default with the remaining in compliance Flash Partners’ master lease agreements of approximately $484 million, which could result in a potential aggregate acceleration of $1.05 billion under Flash Partners’ master lease agreements. We are currently in discussion with Flash Partners and the lessors as to what additional requirements, if any, will be needed to satisfy or remove these covenants. If successful, we do not believe the outcome of these discussions will have a material impact on our financial condition or operating performance. However, if an acceleration payment of up to $1.05 billion is required, we may have to reduce our capital spending or obtain additional or substitute financing for future capital projects and investments, which may not be available or available on terms as favorable as the current agreements.
     From time-to-time, we and Toshiba mutually approve increases in the wafer supply capacity of Flash Ventures that may contractually obligate us to increase capital funding. As of June 29, 2008, Flash Partners’ Fab 3 had reached full capacity of approximately 150,000 wafers per month; however, we expect to continue to invest in Flash Partners in order to convert to the next technology node. The capacity of Flash Alliance’s Fab 4 at full expansion is expected to be approximately 210,000 wafers per month, and the timeframe to reach full capacity is to be mutually agreed upon by both parties. During the remainder of fiscal year 2008, we expect to invest approximately $0.9 billion in Flash Ventures, which we expect will be funded through additional investments, loans, lease guarantees and working capital contributions to Flash Ventures. On February 19, 2008, we signed a non-binding memorandum of understanding with Toshiba for a new memory wafer fab in Japan. No specific investment amount has been determined by the parties. See Note 11, “Commitments, Contingencies and Guarantees,” to the Condensed Consolidated Financial Statements.
     FlashVision Venture with Toshiba. In the second quarter of fiscal year 2008, we and Toshiba have determined that production of NAND flash memory products utilizing 200-millimeter wafers is no longer cost effective relative to current and projected market prices for NAND flash memory and have decided to wind-down the FlashVision venture. As part of the ongoing wind-down of FlashVision, Toshiba has agreed to purchase certain assets of FlashVision. The existing master equipment lease agreement between FlashVision and a consortium of financial institutions has been retired, thereby releasing us from our contingent indemnification obligation with Toshiba. We currently estimate that the wind-down, which is expected to occur over the next twelve months, will not result in a loss in our investment of FlashVision. Due to the wind-down qualifying as a reconsideration event under Financial Accounting Standards Board, or FASB, Interpretation No. 46 (Revised), or FIN 46(R), Consolidation of Variable Interest Entities, we re-evaluated whether FlashVision is a variable interest entity and concluded that FlashVision is no longer a variable interest entity within the scope of FIN 46(R). On June 30, 2008, we received an initial net distribution of $29.0 million relating to our investment in FlashVision.
Contractual Obligations and Off-Balance Sheet Arrangements
     Our contractual obligations and off-balance sheet arrangements at June 29, 2008, and the effect those obligations and arrangements are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” to the Condensed Consolidated Financial Statements.

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
     During the three months ended June 29, 2008, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
Recent Accounting Pronouncements
     SFAS No. 161. In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have adopted SFAS 161 as of the second quarter of fiscal year 2008. See Note 8, “Derivatives and Hedging Activities” to the Condensed Consolidated Financial Statements.
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
     SFAS No. 141 (revised). In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), or SFAS 141(R), Business Combinations. SFAS 141(R) changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after the acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. In addition, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, whereas the current accounting treatment requires any adjustment to be recognized through the purchase price. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS 141(R) is expected to change our accounting treatment prospectively for all business combinations consummated after the effective date.

     FSP No. APB 14-1. In May 2008, the FASB issued FASB Staff Position, or FSP, No. APB 14-1, or FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, will not permit early application, and will require retrospective application to all periods presented. We estimate that we would be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Notes due 2013, including approximately $50 million to $55 million in fiscal year 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk. A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily European euros, new Israel shekels, Japanese yen and new Taiwanese dollars. The most significant of these transactions is our purchases of NAND flash memory from Flash Ventures, which is denominated in Japanese yen. In addition, we have significant monetary assets and liabilities that are denominated in non-U.S. currencies, including our notes receivable to Flash Ventures. From December 2007 to June 2008, the Japanese yen has appreciated 6% relative to the U.S. dollar. Significant strengthening or weakening of the U.S. dollar relative to these foreign currencies, especially the Japanese yen, could cause variability in our operating results, financial condition and cash flows.
     To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established balance sheet and anticipated transaction risk management programs. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging program reduces, but does not always entirely eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% adverse change in currency exchange rates, after taking into account hedges and offsetting positions, the impact on income (loss) before taxes would be approximately $20.0 million at June 29, 2008.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three and six months ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc. (“Memorex”), Pretec Electronics Corporation (“Pretec”), RITEK Corporation (“RITEK”), and Power Quotient International Co., Ltd (“PQI”). In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987. On May 6, 2003, the District Court entered a stipulated consent judgment against PQI. The District Court granted summary judgment of non-infringement in favor of defendants RITEK, Pretec and Memorex and entered judgment on May 17, 2004. On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit. On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court. The District Court issued an order on claim construction on February 22, 2007. On June 29, 2007, defendant RITEK entered into a settlement agreement and cross-license with the Company. In light of the agreement, the Company agreed to dismiss all current patent infringement litigation against RITEK. A stipulated dismissal with prejudice between the Company and RITEK was entered on July 23, 2007. On August 30, 2007, the Company entered into a settlement agreement with Memorex regarding the accused products. On September 7, 2007, in light of the settlement between the Company and Memorex, the Court entered a stipulation dismissing the Company’s claims against Memorex. On October 25, 2007, the Court Clerk entered a default against Pretec. On January 14, 2008, the Company filed a motion for default judgment against Pretec. The Court scheduled a hearing regarding the Company’s motion for April 3, 2008. In light of ongoing settlement discussions with Pretec and its successor, PTI Global, the Court issued an Order of Dismissal on July 1, 2008, with the provision that the order could be vacated and a trial date would be reset if one of the parties certified that consideration for the settlement was not delivered within ninety days.
     On February 20, 2004, the Company and a number of other manufacturers of flash memory products were sued in the Superior Court of the State of California for the City and County of San Francisco in a purported consumer class action captioned Willem Vroegh et al. v. Dane-Electric Corp. USA, et al., Civil Case No. GCG 04 428953, alleging false advertising, unfair business practices, breach of contract, fraud, deceit, misrepresentation and violation of the California Consumers Legal Remedy Act. The lawsuit purports to be on behalf of a class of purchasers of flash memory products and claims that the defendants overstated the size of the memory storage capabilities of such products. The lawsuit seeks restitution, injunction and damages in an unspecified amount. The parties have reached a settlement of the case, which received final approval from the Court on November 20, 2006. Four objectors to the settlement filed appeals from the Court’s order granting final approval. On November 30, 2007, the First District of the California Court of Appeal affirmed in full the trial court’s judgment and final approval of the settlement. The objectors then filed petitions for the Court of Appeal to rehear the matter en banc, which petitions were denied on December 21, 2007. The objectors subsequently filed petitions with the California Supreme Court, currently pending in Case No. S159760, asking the Supreme Court to review of the decision of the Court of Appeal. Those petitions were denied on February 27, 2008. The Company has since paid all monies due and distributed all class benefits required under the terms of the settlement agreement.
     On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF. The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed. On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims. A case management conference was conducted on June 29, 2007. At that conference, the parties agreed that the remaining declaratory judgment claims will be dismissed, pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below). The parties also agreed that the ’338 patent and a second Company patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case. ST filed an answer and counterclaims on September 6, 2007. ST’s counterclaims included assertions of antitrust violations. On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims. On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines until the Court resolves the Company’s motion to dismiss. On January 25, 2008, the Court held a hearing on the Company’s motion. At the hearing, the Court converted the Company’s Motion to Dismiss into a Motion for Summary Judgment. On June 17, 2008, the Court issued a stipulated order rescheduling the hearing on the Company’s Motion for Summary Judgment for September 12, 2008.
     On October 14, 2005, STMicro filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”). The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications filed by Dr. Harari, a former WSI employee. The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691. On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County. The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand. Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company. In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006. On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal, which asks that the Superior Court’s September 12, 2006 Order be vacated, and the case transferred to Santa Clara County. On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings. On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order. On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal. The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006. The Company appealed the denial of that motion, and the proceedings at the Superior Court were stayed during the pendency of the appeal. On August 7, 2007, the First District Court of Appeal affirmed the Superior Court’s decision. Litigation then proceeded at the Superior Court until May 7, 2008, when the Company and Dr. Harari again removed the case to the U.S. District Court for the Northern District of California. The District Court consolidated the case and the previously-removed action under case number C05-04691. STMicro filed a motion to remand which was argued on July 25, 2008. Although the District Court had scheduled a case management conference to be held on July 25, 2008, it continued the conference until after resolution of the pending motion to remand. On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against ST (Case No. C0505021 JF). In the suit, the Company seeks damages and injunctions against ST from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the “’517 patent”). As discussed above, the ’517 patent will be litigated together with the ’338 patent in Civil Case No. C 04 04379JF.
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

     On September 11, 2006, Mr. Rabbi, a shareholder of msystems filed a derivative action and a motion to permit him to file the derivative action against four directors of msystems and msystems, arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law.  Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems.  On January 25, 2007, msystems filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company.  On March 12, 2008, the court accepted msystems’ motion and determined that the motion to seek leave to file the derivative action is dismissed and consequently, the derivative action itself is dismissed. On May 15, 2008, Mr. Rabbi filed an appeal with the Supreme Court. The hearing in the Supreme Court is set for March 19, 2009.
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
     On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division). The suit, Case No. 2-07-CV-396, alleges infringement of Premier’s U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount. On December 10, 2007, an amended complaint was filed. On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company. On February 5, 2008, the Company (along with the other defendants in the action) filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office. This motion was granted and on June 4, 2008, the action was stayed.
     On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents: Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corporation, Silicon Motion, Inc. (located in Taiwan), Silicon Motion, Inc. (located in California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. (“USBest”); Skymedi Corporation (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (located in Taiwan), Transcend Information Inc. (located in California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc.and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co.; A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.(“Emprex”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corporation (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”). In the complaint, the Company alleges that respondents’ flash memory products, such as USB flash drives, Compact Flash cards, and flash media players, infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”). The Company seeks an order excluding the respondents’ flash memory controllers, drives, memory cards, and media players, and products containing them, from entry into the United States as well as a permanent cease and desist order against the respondents. On December 6, 2007, the Commission instituted an investigation based on the Company’s complaint. The target date for completing the investigation was originally set for March 12, 2009. Since filing its complaint, the Company has reached settlement agreements with Add-On Computer Peripherals, EDGE, Infotech, Interactive, Kaser, PNY, TSR, and Welldone; and Buffalo agreed to entry of a consent order. The investigation has been terminated as to these respondents in light of the settlement agreements and entry of the consent order. The investigation has also been terminated as to Acer after Acer provided evidence that it has no corporate relationship with Respondents who import products accused of infringement in the investigation. On May 20, 2008, the Commission issued Notice of its decision not to review the ALJ’s Initial Determination terminating Acer from the investigation. Respondents Add-On Technology Co., Behavior, Emprex, and Zotek have failed to respond to the Company’s complaint or discovery requests and were ordered to show cause as to why they should not be found in default no later than March 28, 2008. These respondents failed to show cause as of March 28, 2008. On April 25, 2008, the Administrative Law Judge (“ALJ”) issued an Initial Determination Granting SanDisk’s Motion for an Entry of Default Against these Five Respondents. On May 14, 2008, the Commission issued Notice of its decision not to review the ALJ’s Initial Determination finding these five Respondents in default. Most of the respondents that have not settled with the Company have responded to the complaint. Among other things, these respondents deny infringement or that the Company has a domestic industry in the asserted patents. In responding to the complaint, these respondents have also raised several affirmative defenses including, among others, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, acquiescence, latches, estoppel and unclean hands. On January 23, 2008, the ALJ issued an initial determination extending the target date for conclusion of the investigation by three months to June 12, 2009. On February 2, 2008, the ALJ set the evidentiary hearing for October 27, 2008, through November 7, 2008. On March 12, 2008, the ALJ issued an order bifurcating and staying the investigation with respect to the ’808 patent pending the outcome of the Harari Matter that includes ownership allegations regarding the ’808 patent and others. On April 11, 2008, the Commission issued a Notice that it intended to review the ALJ’s Initial Determination to bifurcate the ’808 patent from the instant investigation. On April 24, 2008, SanDisk filed a motion to terminate the investigation as to the ’808 patent. On May 6, 2008, the ALJ issued an Initial Determination granting

SanDisk’s motion to terminate the investigation as to the ’808 patent. On May 30, 2008, the Commission determined not to review the ALJ’s Initial Determination. The Commission also vacated the ALJ’s earlier Order bifurcating the investigation with respect to the ’808 patent and ordered that briefing requested in the Commission’s Notice of April 11, 2008, was no longer required. On July 14, SanDisk filed an unopposed motion to terminate the Investigation as to Respondent Payton Technology (“Payton”) after Payton and its corporate affiliate, Kingston Technology Co., Inc. (“Kingston”), represented in a sworn declaration that Payton does not import, sell for importation, or sell within the U.S. any flash memory products that are at issue in the ITC Investigation. Kingston remains a named Respondent in the Investigation, and the ALJ has not yet ruled on the motion to terminate Payton. On May 6-7, the ALJ held a Markman patent interpretation hearing regarding the ’893 patent, the ’332 patent, the ’424 patent and the ’011 patent. The ALJ issued a Markman ruling dated July 15, 2008. Also on July 15, 2008, the ALJ issued an Order changing the date for the pre-hearing conference from October 21, 2008 to October 23, 2008.
     On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic Sales, Inc. (“Synergistic”), USBest, Skymedi, Chipsbank, Infotech, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On, A-DATA, Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interactive, LG, TSR and Welldone. In this action, Case No. 07-C-0607-C, the Company asserts that the defendants infringe the ’808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent. The Company seeks damages and injunctive relief. In light of the above mentioned settlement agreements, the Company dismissed its claims against Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR, and Welldone. The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice. On November 21, 2007, defendant Kingston filed a motion to stay this action. Several defendants joined in Kingston’s motion. On December 19, 2007, the Court issued an order staying the case in its entirety until the 619 Investigation becomes final. On January 14, 2008, the Court issued an order clarifying that the entire case is stayed for all parties.
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
     Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints. On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086. Plaintiffs allege the Company and a number of other manufacturers of flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws. The lawsuits purport to be on behalf of purchasers of flash memory between January 1, 1999 through the present. The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits. On April 8, 2008, the Company, along with co-defendants, filed motions to dismiss the direct purchaser and indirect purchaser complaints. Also on April 8, 2008, the Company, along with co-defendants, filed a motion for a protective order to stay discovery. On April 22, 2008, direct and indirect purchaser plaintiffs filed oppositions to the motions to dismiss. The Company’s, along with co-

defendants’, reply to the oppositions was filed May 13, 2008. The Court took the motions to dismiss and the motion for a protective order under submission on June 3, 2008, and has yet to rule on the motions. On November 11, 2007, Gil Mosek, a former employee of SanDisk IL Ltd. (“SDIL”), filed a lawsuit against SDIL, Dov Moran and Amir Ban in the Tel-Aviv District Court, claiming that he and Amir Ban, another former employee of SDIL, reached an agreement, according to which a jointly-held company will be established together with SDIL. According to Mr. Mosek, SDIL knew about the agreement, approved it and breached it, while deciding not to establish the jointly-held company. On January 1, 2008 SDIL filed a statement of defense. Simultaneously, SDIL filed a request to dismiss the lawsuit, claiming that Mr. Mosek signed a waiver in favor of SDIL, according to which he has no claim against SDIL. On February 12, 2008, Mr. Mosek filed a request to allow him to present certain documents, which contain confidential information of SDIL. On February 26, 2008, SDIL opposed this request, claiming that SDIL’s documents are the sole property of SDIL and Mr. Mosek has no right to hold and to use them. On March 6, 2008, the court decided that Mr. Mosek has to pay a fee according to the estimated amount of the claim. On April 3, 2008, Mr. Mosek filed a request to amend the claim by setting the claim on an amount of NIS 3,000,000. On April 9, 2008, SDIL filed its response to this request, according to which it has no objection to the amendment, subject to the issuance of an order for costs. On April 10, 2008, the court accepted Mr. Mosek’s request. According to the settlement agreement, reached between the SDIL and Amir Ban in January 2008, Amir Ban shall indemnify and hold SDIL harmless with regard to the claim filed by Mosek, as described in this section above.
     In April 2006, the Company’s subsidiary SanDisk IL Ltd. (the former msystems Ltd.) terminated a strategic agreement with Samsung. As a result of this termination, our subsidiary no longer was entitled to purchase products on favorable pricing terms from Samsung, Samsung no longer had a life-of-patent license to our subsidiary’s patents, and no further patent licensing payments would be due. After Samsung disputed the termination of the agreement, SanDisk IL commenced an arbitration against Samsung in accordance with the agreement. On May 16, 2008, the arbitration panel rendered a final award in favor of the Company’s subsidiary ruling that the contract was properly terminated. On July 24, 2008, Samsung asked the United States District Court for the Southern District of New York to vacate the final award of the arbitration panel. Samsung Electronics Co., Ltd. v. SanDisk IL Ltd., No. 08 Civ. 6596 (S.D.N.Y.). Samsung contends that the arbitration panel disregarded certain of Samsung’s defenses and that the written final award of the arbitration panel did not meet the standard of a “reasoned award” as required under the arbitration provision of the strategic agreement. The Company intends to vigorously oppose Samsung’s petition to vacate the final award of the arbitration panel.

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
     Our operating results may fluctuate significantly, which may adversely affect our financial condition and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation could result from a variety of factors, including, among others:
•	average selling prices, net of promotions, declining at a faster rate than cost reductions for our products due to industry or SanDisk excess supply and competitive pricing pressures;

•	reduction in demand due to global economic conditions, industry-wide demand or other conditions;

•	reduction in price elasticity of demand related to pricing changes for our markets and products;

•	memory output from captive sources increasing faster than the growth in demand, resulting in write-downs for excess inventory or lower of cost or market reserves;

•	expansion of supply from existing competitors and ourselves creating excess market supply, which could cause our average selling prices to decline faster than our costs decline;

•	our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations, which may also lead to increased patent litigation costs;

•	inability to develop or unexpected difficulties in developing or manufacturing with acceptable yields, X3, X4, 3D Read/Write, or other advanced, alternative technologies or difficulty in bringing advanced technologies into volume production at cost competitive levels;

•	increased memory component and other costs as a result of currency exchange rate fluctuations to the U.S. dollar, particularly with respect to the Japanese yen;

•	increased purchases of non-captive flash memory, including due to our plan to slow captive capacity, which typically costs more than captive flash memory and may be of less consistent quality;

•	insufficient assembly and test capacity from our contract manufacturers or our Shanghai facility;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or demand for our products in certain markets or geographies;

•	difficulty in forecasting and managing inventory levels, particularly due to noncancelable contractual obligations to purchase materials such as custom non-memory materials, and the need to build finished product in advance of customer purchase orders;

•	timing, volume and cost of wafer production from Flash Ventures as impacted by fab start-up delays and costs, technology transitions, yields or production interruptions;

•	disruption in the manufacturing operations of suppliers, including suppliers of sole-sourced components;

•	potential delays in the emergence of new markets and products for NAND flash memory and acceptance of our products in these markets;

•	timing of sell-through by our distributors and retail customers;

•	errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	write-downs or impairments of our investments in fabrication capacity, equity investments and other assets;

•	impairment of goodwill and/or intangible assets related to our acquisitions;

•	estimates used in calculating share-based compensation expense;

•	reduced sales to our retail customers if consumer confidence declines or due to economic declines in the United States, Europe or other geographies; and

•	other factors described under “Risk Factors” and elsewhere in this report.
     Our average selling prices, net of promotions, may decline faster than cost reductions due to industry or SanDisk excess supply, competitive pricing pressures or strategic price reductions initiated by us or our competitors. The market for NAND flash products is competitive and characterized by rapid price declines. For example, our average selling price per gigabyte for product revenues declined 55% in the second quarter of fiscal year 2008 compared to the same period in fiscal year 2007. Price declines may be influenced by, among other factors, supply in excess of demand, technology transitions, conversion of industry DRAM capacity to NAND and new technologies or other strategic actions by competitors to gain market share. If our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our gross margins and operating results will be negatively impacted, which could generate quarterly or annual net losses. Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity. However, in the recent past, price declines have outpaced growth in demand for higher capacities for some products resulting in reduced or no revenue growth. There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our margins and revenue growth.
     Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Our ten largest customers represented approximately 47% and 48% of our total revenues in the three and six months ended June 29, 2008, respectively, compared to 46% and 50% in the three and six months ended July 1, 2007. In the three and six months ended June 29, 2008, revenue from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 14% and 13% of our total revenues, respectively. No other customer exceeded 10% of our total revenues during these periods. No customer exceeded 10% of our total revenues in the three months ended July 1, 2007. Customers who exceeded 10% of our total revenues in the six months ended July 1, 2007 were Sony Ericsson Mobile Communications AB, or Sony Ericsson, and Samsung, which were 11% and 10% of our total revenues, respectively. The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve. If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer. Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations. Our sales are generally made from standard purchase orders rather than long-term contracts. Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty. In addition, the composition of our major customer base changes from year-to-year as we enter new markets, making our revenues from these major customers less predictable from year-to-year.
     Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience substantial product returns, which would negatively impact our business, financial condition and results of operations. A significant portion of our sales are made through retailers, either directly or through distributors. Sales through these channels typically include rights to return unsold inventory and protection against price declines. As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors. If our retailers and distributors are not successful, due to, for example, the negative impact on consumer retail demand caused by the decline in consumer confidence in the U.S. and elsewhere, economic weakness, or other factors, we could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations. Availability of sell-through data varies throughout the retail channel, which makes it difficult for us to forecast retail product revenues. Our arrangements with our retailers and distributors also provide them price protection against declines in our selling prices, which has the effect of reducing our deferred revenues and eventually, our revenues. Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors. Certain of our retail and distributor partners are thinly capitalized and changes in their credit worthiness could impact our revenue or our ability to collect on outstanding receivable balances.

     Our operations and financial performance depend significantly on worldwide economic conditions and related impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including, without limitation, the United States, and may remain depressed for the foreseeable future. Demand for our products can be adversely affected by macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services, which may harm our business, financial condition and results of operations.
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
     The continued growth of our business depends on development and performance of new markets and products for NAND flash. Our growth is dependent on development of new markets, new applications and new products for NAND flash memory. Historically, the digital camera market provided the majority of our revenues, but it is now a more mature market representing a declining percentage of our total revenues, and the mobile handset market has emerged as the largest segment of our revenues and driver of growth. Other markets for flash memory include digital audio and video players, USB drives and solid state drives. There can be no assurance that the use of flash memory in mobile handsets or other existing markets and products will continue to develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to continue our growth. In addition, there can be no assurance that the increase in average product capacity and unit demand in response to price reductions will generate revenue growth for us as it has in the past.
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
     We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products; and our competitors seek to develop new standards which could reduce demand for our products. We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features. Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful. The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues. New applications, such as the adoption of flash-based solid state drives, or SSDs, that are designed to replace hard disk drives in devices such as computers and servers, can take several years to develop. We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate. For the SSD market to become sizeable, the cost of flash memory must decline significantly so that the cost to consumers is competitive with the cost of hard disk drives, and we believe that we will need to implement multi-level cell, or MLC, technology into our SSDs, which will require us to develop new controllers. There can be no assurance that our MLC-based SSDs will be able to meet the specifications required to gain customer qualification and acceptance or will be delivered to the market on a timely basis as compared with our competitors. Other new products, such as pre-recorded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target. For example, our Sansa®Connect™ product, a Wi-Fi® enabled MP3 player, did not achieve market acceptance or our expected sales volume.
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
     Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products. For example, certain handset manufacturers and flash memory chip producers are currently advocating the development of a new standard, referred to as Universal Flash Storage, or UFS, for flash memory cards used in mobile phones. Intel Corporation, or Intel, and Micron Technology, Inc., or Micron, have also developed a new specification for a NAND flash interface, called ONFI, which would be used primarily in computing devices. Broad acceptance of new standards, technologies or products may reduce demand for some of our products. If this decreased demand is not offset by increased demand for new form factors or products that we offer, our results of operations could be harmed.
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
     We are developing the next generations of MLC technology, including 3-bits per cell, or X3, and 4-bits per cell, or X4. We believe the successful introduction of X3 and X4 technology may be required in order to achieve the level of future cost reductions for the further adoption of flash memory in consumer applications and to reduce our costs to the level necessary to achieve and maintain profitability. The performance, reliability, yields and time-to-market of X3 and X4 technologies are uncertain, and there can be no assurance of the commercial success of these technologies.
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
     We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer. Our competitors include many large companies that may have greater advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost. Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs. Such practices occurred in the DRAM industry during periods of excess supply and resulted in substantial losses in the DRAM industry. Our primary semiconductor competitors include Hynix Semiconductor Inc., or Hynix, IM Flash Technologies, or IM Flash, Micron, Numonyx B.V., Samsung and Toshiba. We, along with Hynix, IM Flash, Samsung and Toshiba, are increasing NAND output and are expected to continue to produce significant NAND output in the future. In addition, current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND. Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications. If the scaling of NAND slows down or alternative technologies prove to be more economical, the investments in our captive fabrication facilities could be impaired and our results of operations and financial condition will suffer. We also compete with flash memory card manufacturers and resellers. These companies purchase or have a captive supply of flash memory components and assemble memory cards. Our primary competitors currently include, among others, A-Data Technology Co., Ltd., Buffalo Technology, Inc., Chips and More GmbH, Dane-Elec Memory, Elecom Co., Ltd., Emtec Magnetics, a subsidiary of the Dexxon Group, FUJIFILM Corporation, Hagiwara Sys-Con Co., Ltd., Hama Corporation, Inc., Imation Corporation, or Imation, and its division Memorex Products, Inc., or Memorex, I/O Data Device, Inc., Kingmax Digital Inc., Kingston Technology Company, or Kingston, Eastman Kodak Company, Matsushita Electric Industrial Co., Ltd. which owns the Panasonic brands, Micron and its subsidiary Lexar Media, Inc., or Lexar, Netac Technology Co., Ltd., Olympus Corporation, PNY Technologies, Inc., or PNY, RITEK Corporation, Samsung, Sony Corporation, or Sony, Toshiba, Tradebrands International, Transcend Information, Inc., or Transcend, and Verbatim Corporation, or Verbatim.
     Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do. The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers. For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD™ card, which have been a significant driver of our growth. In the digital audio market, we face competition from well established companies such as Apple, Inc., ARCHOS Technology, Creative Technologies, Ltd., Microsoft Corporation, or Microsoft, Samsung and Sony. In the USB flash drive market, we face competition from a large number of competitors, including Imation, Kingston, Koninklijke Philips Electronics N.V., Lexar, Memorex, PNY, Sony, Trek 2000 International Ltd. and Verbatim. In the market for SSDs, we may face competition from large NAND flash producers such as Hynix, Micron, Samsung, Toshiba and Intel, as well as from hard drive manufacturers, such as Seagate Technology, Hitachi, Ltd., and others, who have established relationships with computer manufacturers. We may also face competition from third-party SSD solutions providers such as STEC Inc., Kingston and Transcend.
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
     The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by reduced product demand, production overcapacity, high inventory levels and accelerated declines in selling prices. For example, the flash memory industry is currently experiencing excess supply and significant pricing pressure. If the oversupply of NAND flash products continues, we may be forced to hold our inventory longer than anticipated, which would place additional pressure on our cash position and on our profits. We are currently experiencing these conditions in our business and may continue to experience such downturns in the future.
     Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our flash ventures with Toshiba may result in periods of significant excess inventory. The start of production at Fab 4 at the end of fiscal year 2007 and the continuing ramp of production has increased our captive supply and resulted in excess inventory in the first half of fiscal year 2008. Our obligation to purchase 50% of the supply from Flash Ventures could continue to harm our business and results of operations if our committed supply exceeds demand for our products. The adverse effects could include, among other things, significant decreases in our product prices, and significant excess, obsolete or lower of cost or market inventory write-downs, such as those we experienced in the second quarter of fiscal year 2008, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures. Any future excess supply or price declines in excess of cost declines could have a material adverse effect on our business, financial condition and results of operations.
     We depend on our Flash Ventures and third parties for silicon supply and any disruption or shortage in our supply from these sources will reduce our revenues, earnings and gross margins. All of our flash memory products require silicon supply for the memory and controller components. The substantial majority of our flash memory is currently supplied by Flash Ventures and to a much lesser extent by third-party silicon suppliers. Any disruption or shortage in supply of flash memory from our captive or non-captive sources would harm our operating results. The risks of supply disruption are magnified at Toshiba’s Yokkaichi, Japan operations, where Flash Ventures are operated and Toshiba’s foundry capacity is located. Earthquakes and power outages have resulted in production line stoppages and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future. For example, in the first quarter of fiscal year 2006, a brief power outage occurred at Fab 3, which resulted in a loss of wafers and significant costs associated with bringing the fab back on line. In addition, the Yokkaichi location is often subject to earthquakes, which could result in production stoppage, a loss of wafers and the incurrence of significant costs. Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply for Flash Ventures. Furthermore, in July 2008, we announced that we have decided to slow our captive supply growth, including delaying Fab 4 expansion and any investment in Fab 5. If we fail to make timely investments in future capacity additions, or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results could be harmed.
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

     If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment. Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors. Yield problems may not be identified or improved until an actual product is made and can be tested. As a result, yield problems may not be identified until the wafers are well into the production process. We have from time-to-time experienced yields that have adversely affected our business and results of operations. We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products. If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations. For example, if the production ramp and/or yield of 56-nanometer X3 technology wafers and 43-nanometer 2-bits per cell, or X2, technology wafers do not increase as expected in fiscal year 2008, our cost competitiveness would be harmed, we may not have enough supply to meet demand and our business, financial condition and results of operations will be harmed.
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
     In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip. The transition to new generations of products, such as products containing
43-nanometer X2 technology or 56-nanometer X3 technology, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers. There can be no assurance that this transition or future technology transitions will occur on schedule or at the yields or costs that we anticipate. If Flash Partners or Flash Alliance encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results. Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results. We periodically have experienced significant delays in the development and volume production ramp-up of our products. Similar delays could occur in the future and could harm our business, financial condition and results of operations.
     Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources. In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers contain errors or defects, our overall supply could be adversely affected. These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.
     Our new products have from time-to-time been introduced with design and production errors at a rate higher than the error rate in our established products. We must estimate warranty and similar costs for new products without historical information and actual costs may significantly exceed our recorded estimates. Warranty and similar costs may be even more difficult to estimate as we increase our use of non-captive supply. Underestimation of our warranty and similar costs would have an adverse effect on our results of operations and financial condition.
     We and Toshiba plan to continue to expand the wafer fabrication capacity of the Flash Alliance business venture as well as form a new venture, for which we will make substantial capital investments, which could adversely impact our operating results. We and Toshiba commenced manufacturing at Fab 4 in September 2007, and together we intend to continue to make substantial investments in new capital assets to expand the wafer fabrication capacity of Fab 4 to 210,000 wafers per month. However, with the downturn in the market and the oversupply of NAND flash memory, we have decided to push out the start of the next major phase of Fab 4 wafer output increase to no sooner than April 2009 and put on hold our investment decision for a Fab 5 at least until market conditions improve. Our remaining investment commitment for the Fab 4 expansion is approximately $1.0 billion of which we expect to fund our portion with operating leases and direct cash investments. Our significant investments in manufacturing capacity may require us to obtain and guarantee capital equipment leases and use available cash, which could otherwise be used for other corporate purposes. Moreover, each time that we and Toshiba add substantial new wafer fabrication capacity, we will experience significant initial design and development and start-up costs as a result of the delay between the time of the investment and the time qualified products are manufactured and sold in volume quantities. For several quarters, we will incur initial design and development costs and start-up costs which will increase our expenses and reduce our gross margins. In addition, if we are ultimately unable to utilize our full share of the expanded output, we would be faced with excess inventory and potential impairment of our investments. Any excess inventory or investment impairment would negatively impact our gross margins, results of operations and financial condition.
     Our investment of approximately $142 million in our FlashVision venture may not be recoverable. In the second quarter of fiscal year 2008, we determined that the production of NAND flash memory products utilizing 200-millimeter wafers is no longer cost effective for our products and signed an agreement with Toshiba to wind-down our FlashVision venture. As of the end of May 2008, the operations of FlashVision were discontinued and a plan was put in place to sell or otherwise dispose of all the tools owned or leased by FlashVision. We currently estimate that the wind-down, which is expected to occur over the next twelve months, will not result in a loss in our $142 million investment of FlashVision. However, there can be no assurance that we will not incur a loss on our investment over the remaining wind-down period due to inability to dispose the capital equipment in a timely manner or at our estimated price.
     Seasonality in our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality. For example, sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year. This seasonality may become even more pronounced if we increase the mix of our sales coming from consumer products such as our Sansa digital audio players. This seasonality makes it more difficult for us to forecast our business, especially in the current global economic environment characterized by declining consumer confidence, which may impact typical seasonal trends. If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations. This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons.
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
     We are exposed to significant risk from foreign currency fluctuations and if we do not successfully manage future foreign exchange exposures, our business, results of operations and financial condition could be harmed. We have significant monetary assets and liabilities that are denominated in non-functional currencies. In addition, we are exposed to future purchases and sales in currencies other than the U.S. dollar. The most significant of these future cash flow exposures is our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen. In the first half of fiscal year 2008, the Japanese yen has appreciated relative to the U.S. dollar and this will increase our costs of NAND flash wafers, impacting our gross margins and results of operations. Further, most of our products are manufactured in China and significant fluctuations in Chinese renminbi, or RMB, could increase our product costs. Our revenues are primarily denominated in U.S. dollars and fluctuations in currency exchange rates do not significantly impact our revenues. As an example, when the U.S. dollar depreciates relative to some foreign currencies, our costs typically increase without a corresponding increase in our revenues. We expect over time to increase the percentage of our sales denominated in currencies other than the U.S. dollar. In the second quarter of fiscal year 2008, we entered into a cash flow hedging program to mitigate the volatility of future cash flows caused by changes in the Japanese yen. If we do not successfully manage our hedging program in accordance with current accounting guidelines, we may be subject to adverse accounting treatment of our hedging program, which could harm our results of operations and financial condition. There can be no assurance that this hedging program will be economically beneficial to the Company.
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
     On October 24, 2007, we initiated two patent infringement actions in the United States District Court for the Western District of Wisconsin and one action in the United States International Trade Commission against 25 companies that manufacture, sell and import USB flash drives, CompactFlash cards, multimedia cards, MP3/media players and/or other removable flash storage products. There can be no assurance that we will be successful in these litigations, that the validity of the asserted patents will be preserved or that we will not face counterclaims of the nature described above.
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
     As of June 29, 2008, we have recognized cumulative losses of approximately $55.4 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits and $1.3 million of losses on our warrant to purchase Tower ordinary shares. We are subject to certain legal restrictions on the transfer of our approximately 14.1 million Tower ordinary shares. It is possible that we will record further write-downs of our investment, which was carried on our Condensed Consolidated Balance Sheet at $12.1 million at June 29, 2008, which would harm our results of operations and financial condition.
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
     Our goodwill and other intangible assets could become impaired, which may require us to take significant non-cash charges against earnings. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Certain events or changes in circumstances could require us to test the carrying value of our goodwill and other intangible assets during the interim. Our stock price is currently below our net book value per share and if our stock price remains below net book value per share, or other negative business factors exist, we may be required to perform another goodwill impairment analysis, which could require an impairment of goodwill. Any impairment of goodwill or other intangible assets as a result of an impairment analysis would result in a one-time non-cash charge against earnings which could materially adversely affect our reported results of operations and our stock price in future periods.
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
     Flash Partners is currently not in compliance with a covenant in certain of its master lease agreements, related to equipment, and as a result, we may have to spend up to $1.05 billion to terminate Flash Partners’ master lease agreements, which would negatively impact our liquidity and reduce our cash. On July 23, 2008, one independent rating service lowered its corporate rating of us to B+, which caused Flash Partners to no longer be in compliance with the rating covenant applicable in three of its six outstanding master lease agreements. Our guaranteed portion of the three lease agreements that are not currently in compliance represents a combined balance of $562 million of the $1.05 billion total company-guaranteed portion of the Flash Partners’ master lease agreements outstanding as of June 29, 2008. The three agreements that are not in compliance define a process under which Flash Partners and its lessors can, among other actions, negotiate a resolution to the non-compliance prior to any possible acceleration of the obligations. Flash Partners and we have started the resolution process to address Flash Partners’ non-compliance. There can be no assurance that the resolution process will be successful.
     All of the Flash Partners master lease agreements contain provisions for cross-default which can be triggered upon different events including early acceleration of payments under existing agreements. If the current resolution process is unsuccessful, the lessors may require acceleration on the outstanding balance of $562 million on Flash Partners’ master lease agreements not currently in compliance. Any acceleration of a Flash Partners master lease agreement could trigger a cross-default with the remaining in compliance Flash Partners’ master lease agreements of approximately $484 million, which could result in a potential aggregate acceleration of $1.05 billion under Flash Partners’ master lease agreements. We are currently in discussion with Flash Partners and the lessors as to what additional requirements, if any, will be needed to satisfy or remove these covenants. If an acceleration payment of up to $1.05 billion is required, we may have to reduce our capital spending or obtain additional or substitute financing for future capital projects and investments, which may not be available or available on terms as favorable as the current agreements.
     We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding flash ventures with Toshiba or other third parties, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business. We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in ventures with third parties for at least the next twelve months; however, we may in the future raise additional funds, including funds to meet our obligations with respect to Flash Ventures, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. From time-to-time, we may decide to raise additional funds through public or private debt, equity or lease financings. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business. In the coming year, we expect Flash Ventures to add to their outstanding equipment leases which will require us to increase the value of the lease guarantees we provide. The amount of our equipment lease guarantees is included in financial ratios that the rating agencies use to assess our credit rating. If we are not able to successfully renegotiate favorable resolution on these three Flash Partner master lease agreements, or any of the Flash Venture master lease agreements that are not in compliance with an element of the master lease agreement covenants, these master lease agreements may have to be repaid, or Flash Ventures may have to enter into new master lease agreements that could contain higher costs, both of which would have a negative effect on our cash flow and financial condition. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products, fulfill our obligations to Flash Ventures, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.
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
     The accounting method for convertible debt securities with net share settlement, such as our 1% Senior Convertible Notes due 2013 may be subject to change. In May 2008, the FASB issued FASB Staff Position, or FSP, No. APB 14-1, or FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The FSP APB 14-1 requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. Further, the FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations. The FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, does not permit early application, and requires retrospective application to all periods presented. Our estimate based upon the current interpretations by the FASB, is that we will be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Notes due 2013, including approximately $50 million to $55 million in fiscal year 2008.
     We have significant financial obligations related to our flash ventures with Toshiba, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013 and our 1% Convertible Notes due 2035. We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest. In addition, we may enter into future agreements to increase manufacturing capacity, including the expansion of Fab 4. As of June 29, 2008, we had guarantee obligations for Flash Venture master lease agreements of approximately $1.73 billion. As of June 29, 2008, we had unfunded commitments of approximately $1.29 billion to fund our various obligations under the Flash Partners and Flash Alliance ventures with Toshiba. Due to these and our other commitments, we may not have sufficient funds to make payments under or repurchase the notes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Stockholders held on May 28, 2008, the following individuals were elected to the Company’s Board of Directors:

	Votes For	Votes Against
Irwin Federman	177,390,926	11,251,514
Steven J. Gomo	185,452,731	3,189,709
Dr. Eli Harari	183,840,983	4,801,458
Eddy W. Hartenstein	185,665,497	2,976,944
Catherine P. Lego	185,110,016	3,532,425
Michael E. Marks	175,657,357	12,985,084
Dr. James D. Meindl	183,577,947	5,064,494
     The following proposal was also approved at the Company’s Annual Meeting:

			Votes
	Votes For	Votes Against	Abstained	Non-votes
Ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 28, 2008	184,243,614	2,488,890	1,909,935	—

			Votes
	Votes For	Votes Against	Abstained	Non-votes
To consider a proposal for majority voting for directors of the Company	101,953,169	31,313,021	1,829,884	—
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

Dated: August 5, 2008

	By:	/s/ Judy Bruner

Judy Bruner
Executive Vice President, Administration and
Chief Financial Officer
(On behalf of the Registrant and as Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 20, 2005, by and among the Registrant, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(1)

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among the Registrant, Project Desert, Ltd. and msystems Ltd.(2)

3.1	Restated Certificate of Incorporation of the Registrant.(3)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(5)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(6)

3.5	Amended and Restated Bylaws of the Registrant, as amended to date.(7)

3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 14, 1997.(8)

3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(9)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.(3), (4), (5), (6)

4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)

4.3	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.(10)

10.1	3D Collaboration Agreement. (11)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 1, 2006.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).

(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(5)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).

(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.

(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2007.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.

(9)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.

(10)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A/A dated November 8, 2006.

(11)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2008.