Form 10-Q/A
period 2008-06-29
SANDISK CORP
filed 2008-08-11
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 29, 2008
EXPLANATORY NOTE
     SanDisk Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, which was originally filed on August 6, 2008 (the “Original Filing Date”), to correct the Company’s Contractual Obligations table in Note 11, “Commitments, Contingencies and Guarantees” of the Notes to the Condensed Consolidated Financial Statements. Except for the foregoing amended item and the currently dated certifications from our principal executive officer and principal financial officer (attached as exhibits hereto), all of the information in this Form 10-Q/A is as of the Original Filing Date of the original Form 10-Q for the quarterly period ended June 29, 2008, and has not been updated for the events subsequent to that date other than the matter discussed above.

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
Contractual Obligations.

						More than 5
				2 - 3 Years	4 -5 Years	Years
			1 Year or Less	(Fiscal 2009	(Fiscal 2011	(Beyond
	Total		(6 months)	and 2010)	and 2012)	Fiscal 2012)
Operating leases	$40,255		$4,853	$18,114	$9,113	$8,175
Flash Partners reimbursement for certain other costs including depreciation	1,906,907	(3)	257,888	1,066,829	494,487	87,703
Flash Alliance fabrication capacity expansion and reimbursement for certain other costs including depreciation and start-up	2,592,164	(3)	754,239	1,073,165	696,291	68,469
Toshiba research and development	13,478	(3)	13,478	—	—	—
Capital equipment purchase commitments	54,741		50,396	4,345	—	—
Convertible notes principal and interest (1)	1,304,108		9,188	24,500	24,500	1,245,920
Operating expense commitments	130,695		107,167	17,528	6,000	—
Noncancelable production purchase commitments (2)	493,436	(3)	493,436	—	—	—

Total contractual cash obligations	$6,535,784		$1,690,645	$2,204,481	$1,230,391	$1,410,267

Off-Balance Sheet Arrangements.

As of
June 29, 2008
Guarantee of Flash Partners equipment leases (4)	$ 1,046,054
Guarantee of Flash Alliance equipment leases (4)	692,114

(1)	In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Senior Convertible Notes due May 15, 2013. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013. In November 2006, through its acquisition of msystems Ltd. (“msystems”), the Company assumed msystems’ $75 million in aggregate principal amount of 1% Convertible Notes due March 15, 2035. The Company will pay cash interest at an annual rate of 1%, payable semi-annually on March 15 and September 15 of each year until calendar year 2035.

(2)	Includes Toshiba foundries, Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at June 29, 2008.

(4)	The Company’s guarantee obligation, net of cumulative lease payments, is 184.7 billion Japanese yen, or approximately $1.74 billion based upon the exchange rate at June 29, 2008.

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

Dated: August 8, 2008

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