Form 10-Q
period 2008-09-28
SANDISK CORP
filed 2008-11-07
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock $0.001 par value, as of September 28, 2008: 226,038,296.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 28, 2008	December 30, 2007*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$721,107	$833,749
Short-term investments	853,111	1,001,641
Accounts receivable from product revenues, net	118,563	462,983
Inventory	712,406	555,077
Deferred taxes	186,726	212,255
Other current assets	309,508	233,952
Total current assets	2,901,421	3,299,657
Long-term investments	1,070,040	1,060,393
Property and equipment, net	409,281	422,895
Notes receivable and investments in the flash ventures with Toshiba	1,294,654	1,108,905
Deferred taxes	169,819	117,130
Goodwill	844,101	840,870
Intangibles, net	265,483	322,023
Other non-current assets	58,236	62,946
Total assets	$7,013,035	$7,234,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$242,175	$285,711
Accounts payable to related parties	129,436	158,443
Other current accrued liabilities	221,969	286,850
Deferred income on shipments to distributors and retailers and deferred revenue	158,717	182,879
Total current liabilities	752,297	913,883
Convertible long-term debt	1,225,000	1,225,000
Non-current liabilities	184,344	135,252
Total liabilities	2,161,641	2,274,135

Minority interest	151	1,067
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock	—	—
Common stock	226	224
Capital in excess of par value	3,887,924	3,796,849
Retained earnings	924,878	1,130,069
Accumulated other comprehensive income	38,215	32,475
Total stockholders’ equity	4,851,243	4,959,617
Total liabilities and stockholders’ equity	$7,013,035	$7,234,819
_________________
*	Information derived from the audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands, except per share amounts)
Revenues:
Product	$689,556	$918,810	$2,101,115	$2,328,158
License and royalty	131,941	118,613	386,360	322,383
Total revenues	821,497	1,037,423	2,487,475	2,650,541
Cost of product revenues	812,832	680,521	2,039,994	1,839,345
Amortization of acquisition-related intangible assets	14,582	14,582	43,746	50,227
Total cost of product revenues	827,414	695,103	2,083,740	1,889,572
Gross profit (loss)	(5,917)	342,320	403,735	760,969
Operating expenses:
Research and development	104,560	110,533	328,137	307,358
Sales and marketing	87,859	72,455	245,653	189,178
General and administrative	47,091	45,581	158,579	133,737
Amortization of acquisition-related intangible assets	4,766	4,600	13,794	20,750
Restructuring	—	—	4,085	6,728
Total operating expenses	244,276	233,169	750,248	657,751
Operating income (loss)	(250,193)	109,151	(346,513)	103,218
Interest income	25,988	31,790	75,026	104,005
Interest expense and other income (expense), net	(26,438)	(2,590)	(29,052)	10
Total other income (expense)	(450)	29,200	45,974	104,015
Income (loss) before provision for (benefit from) income taxes	(250,643)	138,351	(300,539)	207,233
Provision for (benefit from) income taxes	(95,449)	53,713	(95,348)	89,475
Income (loss) after taxes	(155,194)	84,638	(205,191)	117,758
Minority interest	—	—	—	5,211
Net income (loss)	$(155,194)	$84,638	$(205,191)	$112,547
Net income (loss) per share:
Basic	$(0.69)	$0.37	$(0.91)	$0.49
Diluted	$(0.69)	$0.36	$(0.91)	$0.48
Shares used in computing net income (loss) per share:
Basic	225,682	228,689	225,030	228,034
Diluted	225,682	236,930	225,030	235,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 28, 2008	September 30, 2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(205,191)	$112,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred and other taxes	(30,784)	89,475
(Gain) loss on equity investments	27,578	(2,701)
Depreciation and amortization	199,954	196,444
Provision for doubtful accounts	6,211	2,977
Share-based compensation expense	73,885	102,317
Excess tax benefit from share-based compensation	(2,037)	(15,714)
Other non-cash charges	15,730	2,649
Changes in operating assets and liabilities:
Accounts receivable from product revenues	338,210	171,177
Inventory	(157,336)	(47,211)
Other assets	28,250	47,001
Accounts payable trade	(43,536)	(38,596)
Accounts payable to related parties	(29,007)	22,513
Other liabilities	(199,803)	(139,163)
Total adjustments	227,315	391,168
Net cash provided by operating activities	22,124	503,715
Cash flows from investing activities:
Purchases of short and long-term investments	(1,668,510)	(3,145,884)
Proceeds from sale of short and long-term investments	1,288,906	1,492,256
Proceeds from maturities of short and long-term investments	479,848	1,142,826
Proceeds from sales of capital equipment	39,680	—
Acquisition of capital equipment	(152,360)	(179,903)
Investment in Flash Alliance Ltd.	(96,705)	(38,003)
Distributions from FlashVision Ltd.	102,530	—
Proceeds from notes receivable from FlashVision Ltd.	—	37,512
Issuance of notes receivable from Flash Partners Ltd.	(37,418)	(409,601)
Issuance of notes receivable from Flash Alliance Ltd.	(93,110)	—
Purchased technology and other assets	(875)	(27,803)
Acquisition of MusicGremlin, Inc.	(4,604)	—
Net cash used in investing activities	(142,618)	(1,128,600)
Cash flows from financing activities:
Proceeds (repayment) from debt financing	(9,785)	7,803
Proceeds from employee stock programs	19,358	97,310
Distribution to minority interest	—	(9,880)
Excess tax benefit from share-based compensation	2,037	15,714
Share repurchase programs	—	(97,417)
Net cash provided by financing activities	11,610	13,530
Effect of changes in foreign currency exchange rates on cash	(3,758)	1,575
Net decrease in cash and cash equivalents	(112,642)	(609,780)
Cash and cash equivalents at beginning of the period	833,749	1,580,700
Cash and cash equivalents at end of the period	$721,107	$970,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of September 28, 2008, the Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2008 and September 30, 2007 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2008 and September 30, 2007.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K.  Certain prior period amounts have been reclassified to conform to the current period presentation.  The results of operations for the three and nine months ended September 28, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30, respectively.  The third quarter of fiscal years 2008 and 2007 ended on September 28, 2008 and September 30, 2007, respectively.  Fiscal year 2008 ends on December 28, 2008 and fiscal year 2007 ended on December 30, 2007.

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

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, bad debts, inventories and related reserves, investments, income taxes, warranty obligations, restructuring and contingencies, share-based compensation and litigation.  The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources.  Actual results could materially differ from these estimates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Recent Accounting Pronouncements

SFAS No. 160.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment.  Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company is assessing the impact of SFAS 160 to its consolidated results of operations and financial position.

SFAS No. 141 (revised).  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised) (“SFAS 141(R)”), Business Combinations.  SFAS 141(R) changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at fair value with limited exceptions on the acquisition date.  The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after the acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance.  In addition, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, whereas the current accounting treatment requires any adjustment to be recognized through the purchase price.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The adoption of SFAS 141(R) is expected to change the Company’s accounting treatment prospectively for all business combinations consummated after the effective date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

FSP No. APB 14-1.  In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of the convertible debt instrument that may be settled in cash upon conversion (including partial cash settlement) in a manner that reflects the issuer’s economic interest cost.  Further, FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, with early application not permitted, and requires retrospective application to all periods presented.

The following tables illustrate the Company’s convertible long-term debt, net income (loss) and net income (loss) per share on an as reported basis and the estimated pro forma effect if the Company had applied the provisions of FSP APB 14-1 for all periods affected (in thousands):

	September 28, 2008	December 30, 2007
Convertible long-term debt, as reported	$1,225,000	$1,225,000
Convertible long-term debt, pro forma	$916,160	$891,204

Amortization of bond discount, as described above, net of tax for the three and nine months ended September 28, 2008 and September 30, 2007, and for the fiscal years ended December 30, 2007 and December 31, 2006, respectively, is estimated as follows (in thousands, except for per share amounts):

	Three months ended		Nine months ended		Twelve months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007	December 30, 2007	December 31, 2006
Net income (loss), as reported	$(155,194)	$84,638	$(205,191)	$112,547	$218,357	$198,896
Amortization of bond discount	(12,950)	(12,021)	(38,139)	(35,419)	(47,664)	(28,504)
Tax effect of amortization of bond discount	4,895	4,556	14,417	13,424	18,065	10,860
Pro forma net income (loss)	$(163,249)	$77,173	$(228,913)	$90,552	$188,758	$181,252

Basic net income (loss) per share
As reported	$(0.69)	$0.37	$(0.91)	$0.49	$0.96	$1.00
Pro forma	$(0.72)	$0.34	$(1.02)	$0.40	$0.83	$0.91

Diluted net income (loss) per share
As reported	$(0.69)	$0.36	$(0.91)	$0.48	$0.93	$0.96
Pro forma	$(0.72)	$0.33	$(1.02)	$0.38	$0.80	$0.87

The amortization of bond discount required under FSP APB 14-1 is a non-cash expense and has no impact on the total operating, investing and financing cash flows in the prior period or future Condensed Consolidated Statements of Cash Flows.  May 2006 was the date of first issuance of convertible debt by the Company that is subject to the provisions of FSP APB 14-1.

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

Concurrently with the adoption of SFAS 157, the Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value.  As of September 28, 2008, the Company did not elect the fair value option under SFAS 159 for any financial assets and liabilities that were not previously measured at fair value.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Financial assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of September 28, 2008 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$2,396,145	$390,967	$2,005,178	$—
Equity securities	59,228	59,228	—	—
Derivative assets	31,341	—	31,341	—
Other	3,296	—	3,296	—
Total financial assets	$2,490,010	$450,195	$2,039,815	$—

Derivative liabilities	$8,593	$—	$8,593	$—
Total financial liabilities	$8,593	$—	$8,593	$—

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis were presented on the Company’s Condensed Consolidated Balance Sheet as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$546,430	$390,967	$155,463	$—
Short-term investments	853,111	9,198	843,913	—
Long-term investments	1,070,040	50,030	1,020,010	—
Other current assets and other non-current assets	20,429	—	20,429	—
Total financial assets	$2,490,010	$450,195	$2,039,815	$—

Other current accrued liabilities	$8,593	$—	$8,593	$—
Total financial liabilities	$8,593	$—	$8,593	$—
_________________
(1)	Excludes Cash of $174.7 million included in Cash and Cash Equivalents on the balance sheet as of September 28, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

3.	Balance Sheet Detail

Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	September 28, 2008	December 30, 2007
Trade accounts receivable	$590,690	$1,027,588
Related party accounts receivable	—	4,725
Allowance for doubtful accounts	(19,626)	(13,790)
Price protection, promotions and other activities	(452,501)	(555,540)
Total accounts receivable from product revenues, net	$118,563	$462,983

During the first quarter of fiscal year 2008, the Company recorded an additional provision for doubtful accounts as well as a reversal of $12.0 million of product revenues associated with receivable balances related to a customer having severe financial difficulties.

Inventory.  Inventories, net of reserves, were as follows (in thousands):

	September 28, 2008	December 30, 2007
Raw material	$350,530	$197,077
Work-in-process	47,043	94,283
Finished goods	314,833	263,717
Total inventory	$712,406	$555,077

Other Current Assets.  Other current assets were as follows (in thousands):

	September 28, 2008	December 30, 2007
Royalty and other receivables	$38,801	$103,802
Prepaid expenses	20,011	15,128
Tax related receivables	233,564	40,335
Other current assets	17,132	74,687
Total other current assets	$309,508	$233,952

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) were as follows (in thousands):

	September 28, 2008	December 30, 2007
Notes receivable, Flash Partners Ltd.	$721,654	$639,834
Notes receivable, Flash Alliance Ltd.	94,643	—
Investment in FlashVision Ltd.	50,951	159,146
Investment in Flash Partners Ltd.	190,341	177,529
Investment in Flash Alliance Ltd.	237,065	132,396
Total notes receivable and investments in the flash ventures with Toshiba	$1,294,654	$1,108,905

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Other Current Accrued Liabilities.  Other current accrued liabilities were as follows (in thousands):

	September 28, 2008	December 30, 2007
Accrued payroll and related expenses	$58,615	$94,220
Taxes payable	2,115	56,945
Accrued restructuring	2,181	2,071
Research and development liability, related party	4,000	8,000
Foreign currency forward contract payables	8,593	5,714
Other accrued liabilities	146,465	119,900
Total other current accrued liabilities	$221,969	$286,850

Convertible Long-term Debt.  The carrying value of convertible long-term debt was as follows (in thousands):

	September 28, 2008	December 30, 2007
1% Senior Convertible Notes due 2013	$1,150,000	$1,150,000
1% Convertible Notes due 2035	75,000	75,000
Total convertible long-term debt	$1,225,000	$1,225,000

Non-current liabilities.  Non-current liabilities were as follows (in thousands):

	September 28, 2008	December 30, 2007
Deferred tax liability	$20,136	$14,479
Income taxes payable	111,934	79,608
Accrued restructuring	10,580	11,891
Other non-current liabilities	41,694	29,274
Total non-current liabilities	$184,344	$135,252

As of September 28, 2008 and December 30, 2007, the total current and non-current accrued restructuring liabilities were primarily related to excess lease obligations.  The reduction in the accrual balance was primarily related to cash lease obligation payments.  The lease obligations extend through the end of the lease term in fiscal year 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

4.	Goodwill and Other Intangible Assets

Goodwill.  Goodwill balance is presented below (in thousands):

Balance at December 30, 2007	$840,870
Goodwill additions, net	3,231
Balance at September 28, 2008	$844,101

Goodwill increased by approximately $3.2 million due to the Company’s acquisition of MusicGremlin, Inc. (“MusicGremlin”) during the second quarter of fiscal year 2008.

Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, requires that goodwill of the Company be tested for impairment, at minimum, on an annual basis or earlier in circumstances whereby certain events might trigger a decrease in the value of goodwill.  Due to the decline in the Company’s stock price, the Company performed an interim Step 1 goodwill impairment test under SFAS 142 during each of the first three quarters of fiscal year 2008, all of which resulted in no impairment.  Subsequent to the end of the third quarter of fiscal year 2008, the Company’s stock price declined below net book value per share.  If the stock price remains below the net book value per share, or other negative business factors exist as outlined in SFAS 142, the Company may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in an impairment of up to the entire balance of the Company’s goodwill in the fourth quarter of fiscal year 2008.  If we perform a Step 2 goodwill impairment analysis as defined by SFAS 142, we will also be required to evaluate our intangible assets for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Intangible Assets.  Intangible asset balances are presented below (in thousands):

	September 28, 2008			December 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$315,301	$(121,756)	$193,545	$311,801	$(78,863)	$232,938
Developed product technology	12,900	(5,911)	6,989	12,900	(4,689)	8,211
Customer relationships	80,100	(37,333)	42,767	80,100	(23,907)	56,193
Acquisition-related intangible assets	408,301	(165,000)	243,301	404,801	(107,459)	297,342
Technology licenses and patents	42,243	(20,061)	22,182	39,243	(14,562)	24,681
Total	$450,544	$(185,061)	$265,483	$444,044	$(122,021)	$322,023

The annual expected amortization expense of intangible assets that existed as of September 28, 2008, is presented below (in thousands):

	Estimated Amortization Expenses
Fiscal year:	Acquisition-Related Intangible Assets	Technology Licenses and Patents
2008 (remaining three months)	$19,349	$1,700
2009	72,891	6,799
2010	72,695	5,475
2011	65,315	3,623
2012	12,529	2,975
2013 and thereafter	522	1,610
Total	$243,301	$22,182

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

5.	Warranty

Changes to the Company’s warranty reserve activity are presented below (in thousands):

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Balance, beginning of period	$21,130	$13,164	$18,662	$15,338
Additions and adjustments to costs of product revenue	5,558	2,492	9,159	7,280
Usage	(378)	(856)	(1,511)	(7,818)
Balance, end of period	$26,310	$14,800	$26,310	$14,800

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

During the second quarter of fiscal year 2008, the Company implemented a restructuring plan, which included reductions in workforce in all functions of the organization worldwide in order to reduce the Company’s cost structure and to eliminate redundant activities.  A restructuring charge of $4.1 million was recorded during the nine months ended September 28, 2008, of which $3.9 million related to severance and benefits to 131 terminated employees.  All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring” in the Condensed Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve for the nine months ended September 28, 2008 (in thousands):

	Severance and Benefits	Other Charges	Total
Restructuring provision	$3,888	$197	$4,085
Cash paid	(3,087)	(3)	(3,090)
Restructuring plan balance at September 28, 2008	$801	$194	$995

The Company anticipates that the remaining restructuring plan reserve balance related to severance and benefits will be paid out in cash by the end of fiscal year 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

7.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax, presented in the accompanying balance sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, including the Company’s investments in equity securities, as well as currency translation adjustments relating to local currency denominated subsidiaries and equity investees, and the accumulated unrealized gains and losses related to derivative instruments accounted for under hedge accounting (in thousands).

	September 28, 2008	December 30, 2007
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$(12,263)	$4,242
Foreign currency translation	51,718	23,818
Hedging activities	(1,240)	4,415
Total accumulated other comprehensive income	$38,215	$32,475

Comprehensive net income (loss) is presented below (in thousands):

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income (loss)	$(155,194)	$84,638	$(205,191)	$112,547
Change in unrealized gain (loss) on available-for-sale investments	(12,262)	8,792	(16,505)	10,771
Foreign currency translation adjustments	8,097	17,754	27,900	4,072
Change in unrealized gain (loss) on hedging activities	15,469	—	(5,655)	—
Comprehensive net income (loss)	$(143,890)	$111,184	$(199,451)	$127,390

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

8.	Derivatives and Hedging Activities

The Company uses derivative instruments primarily to manage exposures to foreign currency and equity security price risks.  The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency and equity security prices.  The program is not designated for trading or speculative purposes.  The Company’s derivatives expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement.  The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across several major financial institutions.  In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value.  Changes in fair value (i.e. gains or losses) of the derivatives are recorded as cost of product revenues or other income (expense), or as accumulated other comprehensive income (“OCI”).

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 amends and expands the disclosure requirements of SFAS 133, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted the reporting requirements per SFAS 161 during the second quarter of fiscal year 2008.

Cash Flow Hedges. The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a substantial portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately.  The net gains or losses relating to ineffectiveness were not material in the three and nine months ended September 28, 2008.  As of September 28, 2008, the Company had forward contracts and options in place that hedged future purchases of approximately 78.8 billion Japanese yen, or approximately $753 million based upon the exchange rate as of September 28, 2008.  The forward and option contracts cover future Japanese yen purchases expected to occur over the next twelve months.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold.  The securities had a fair value of $50.0 million and $60.4 million as of September 28, 2008 and December 30, 2007, respectively.

Other Derivatives.  Other derivatives not designated as hedging instruments under SFAS 133 consists primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market at September 28, 2008 with realized and  unrealized gains and losses included in other income (expense).  As of September 28, 2008, the Company had foreign currency forward contracts in place hedging exposures in European euros, new Israel shekels, Japanese yen and new Taiwanese dollars.  Foreign currency forward contracts were outstanding to buy and sell U.S. dollar equivalent of approximately $115 million and $858 million in foreign currencies, respectively, based upon the exchange rates at September 28, 2008.

For the three and nine months ended September 28, 2008, foreign currency forward contracts resulted in  losses of $0.3 million and $22.8 million, respectively, including forward-point income.  For the three and nine months ended September 28, 2008, the revaluation of the foreign currency exposures hedged by these forward contracts resulted in gains of $5.2 million and $42.3 million, respectively.  All of the above noted gains and losses are included in the “Interest expense and other income (expense), net” in the Company's Condensed Consolidated Statement of Operations.  As of and based upon the exchange rates at September 28, 2008, the Company had total foreign currency exchange contract lines available of $2.28 billion of which $1.73 billion were utilized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The amounts in the tables below include fair value adjustments related to our own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts under SFAS 133 were as follows (in thousands):

	Derivative Assets Reported in Other Current Assets		Long-term Investments		Derivative Liabilities Reported in Other Current Accrued Liabilities
	September 28, 2008	December 30, 2007	September 28, 2008	December 30, 2007	September 28, 2008	December 30, 2007
Foreign exchange contracts designated as cash flow hedges	$13,007	$—	$—	$—	$—	$—
Equity market risk contract designated as cash flow hedge	—	—	14,209	4,415	—	—
Total derivatives designated as hedging instruments	13,007	—	14,209	4,415	—	—
Foreign exchange contracts not designated	4,240	—	—	—	8,707	5,714
Total derivatives	$17,247	$—	$14,209	$4,415	$8,707	$5,714

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income.  The following table represents only the balance of designated derivative contracts under SFAS 133 as of December 30, 2007 and September 28, 2008, and the impact of designated derivative contracts on OCI for the nine months ended September 28, 2008 (in thousands):

	December 30, 2007	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	September 28, 2008
Foreign exchange contracts designated as cash flow hedges	$—	$(13,719)	$1,730	$(15,449)
Equity market risk contract designated as cash flow hedge	4,415	9,794	—	14,209

Foreign exchange contracts designated as cash flow hedges relate primarily to production and inventory and the associated gains and losses are expected to be recorded in cost of sales when reclassed out of OCI.  Gain and losses from the equity market risk contract are expected to be recorded in other income (expense) when reclassed out of OCI.

The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months and realize the accumulated OCI balance related to the equity market risk contract in fiscal year 2011.

Effect of Designated Derivative Contracts on the Condensed Consolidated Statement of Operations.  Impact of designated derivative contracts under SFAS 133 on results of operations was as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Foreign exchange contracts designated as cash flow hedges	$940	$—	$(466)	$—
Net investment hedging relationships	43	—	43	—
Equity market risk contract designated as cash flow hedge	—	—	—	—

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statement of Operations.  Impact of non-designated derivative contracts on results of operations was as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Gain (loss) on foreign exchange contracts recognized in other income (expense)	$(330)	$(9,522)	$(22,846)	$(5,248)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

9.	Share-Based Compensation

Share-Based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers.  This program includes incentive and non-statutory stock option awards, stock appreciation right awards, restricted stock awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service.  These awards are granted under various plans, all of which are stockholder approved.  Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 12 quarters of continued service.  Restricted stock awards generally vest in equal annual installments over a 2 or 4-year period.  Initial grants under the automatic grant program vest over a 4-year period and subsequent grants vest over a 1-year period in accordance with the specific vesting provisions set forth in that program.  Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

Valuation Assumptions. The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the three and nine months ended September 28, 2008 and September 30, 2007 was estimated using the following weighted average assumptions:

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Option Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.54	0.39	0.52	0.43
Risk free interest rate	2.83%	4.33%	2.52%	4.54%
Expected lives	3.4 years	3.3 years	3.5 years	3.4 years
Estimated annual forfeiture rate	8.31%	7.59%	8.31%	7.59%
Weighted average fair value at grant date	$6.10	$17.74	$8.47	$15.90

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.64	0.41	0.60	0.43
Risk free interest rate	1.88%	4.96%	1.97%	5.08%
Expected lives	½ year	½ year	½ year	½ year
Weighted average fair value for grant period	$4.77	$14.52	$6.00	$12.75

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Share-Based Compensation Plan Activities

Stock Options and SARs.  A summary of option and stock appreciation right (“SAR”) activity under all of the Company’s share-based compensation plans as of September 28, 2008 and changes during the nine months ended September 28, 2008 is presented below (in thousands, except exercise price and contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at December 30, 2007	25,557	$35.59	5.8	$165,185
Granted	3,513	21.52
Exercised	(809)	8.15		11,197
Forfeited	(1,607)	43.21
Expired	(1,010)	44.35
Options and SARs outstanding at September 28, 2008	25,644	33.71	5.2	59,474
Options and SARs vested and expected to vest after September 28, 2008, net of forfeitures	24,273	33.57	5.2	57,974
Options and SARs exercisable at September 28, 2008	15,781	31.13	4.8	50,653

At September 28, 2008, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $139.0 million, net of estimated forfeitures.  The unamortized compensation expense will be amortized on a straight-line basis and the weighted average period of this expense is approximately 2.5 years.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the nine months ended September 28, 2008 is presented below (in thousands, except for grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested share units at December 30, 2007	499	$55.20	$16,735
Granted	1,337	18.79
Vested	(169)	55.06	4,121
Forfeited	(99)	36.96
Unvested share units at September 28, 2008	1,568	34.67	33,807

As of September 28, 2008, the Company had approximately $29.9 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs.  The unamortized compensation expense will be recognized on a straight-line basis and the weighted average estimated remaining life is 2.3 years.

Employee Stock Purchase Plan.  At September 28, 2008, there was $3.7 million of unrecognized compensation cost related to ESPP that is expected to be recognized over a period of approximately 4 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Share-Based Compensation Expense.  Share-based compensation expense for the three and nine months ended September 28, 2008 and September 30, 2007, is presented below (in thousands):

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Share-based compensation expense by caption:
Cost of product sales	$2,649	$4,162	$8,286	$10,683
Research and development	10,544	12,528	28,693	38,228
Sales and marketing	5,545	7,956	15,480	25,240
General and administrative	6,813	9,481	21,426	28,166
Total share-based compensation expense	$25,551	$34,127	$73,885	$102,317

Share-based compensation expense by type of award:
Stock options and SARs	$19,515	$28,552	$59,838	$85,216
Restricted stock	4,324	4,095	9,740	13,275
ESPP	1,712	1,480	4,307	3,826
Total share-based compensation expense	$25,551	$34,127	$73,885	$102,317

Share-based compensation expense of $2.6 million and $4.1 million related to manufacturing personnel was capitalized into inventory as of September 28, 2008 and September 30, 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

10.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator for basic net income (loss) per share:
Net income (loss), as reported	$(155,194)	$84,638	$(205,191)	$112,547
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	225,682	228,689	225,030	228,034
Basic net income (loss) per share	$(0.69)	$0.37	$(0.91)	$0.49

Numerator for diluted net income (loss) per share:
Net income (loss), as reported	$(155,194)	$84,638	$(205,191)	$112,547
Interest on the 1% Convertible Notes due 2035, net of tax	—	116	—	348
Net income (loss) used in computing diluted net income per share	$(155,194)	$84,754	$(205,191)	$112,895
Denominator for diluted net income (loss) per share:
Weighted average common shares outstanding	225,682	228,689	225,030	228,034
Effect of dilutive 1% Convertible Notes due 2035	—	2,012	—	2,012
Effect of dilutive options and restricted stock	—	6,229	—	5,946
Shares used in computing diluted net income (loss) per share	225,682	236,930	225,030	235,992
Diluted net income (loss) per share	$(0.69)	$0.36	$(0.91)	$0.48

Anti-dilutive shares excluded from net income (loss) per share calculation	54,857	39,840	53,595	39,777

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible securities.  For the three and nine months ended September 30, 2007, diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, warrants and the 1% Convertible Notes due 2035.  Certain common stock issuable under stock options, SARs, warrants and the 1% Senior Convertible Notes due 2013 were anti-dilutive for the three and nine months ended September 28, 2008 and September 30, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

11.	Commitments, Contingencies and Guarantees

FlashVision. In June 2008, the Company agreed to wind-down its 49.9% ownership interest in FlashVision Ltd. (“FlashVision”), a business venture with Toshiba Corporation (“Toshiba”) which owns 50.1%.  In this venture, the Company and Toshiba collaborated in the development and manufacture of 200-millimeter NAND flash memory products.  However, the Company and Toshiba have determined that production of NAND flash memory products utilizing 200-millimeter wafers is no longer cost effective relative to current and projected market prices for NAND flash memory.

As part of the ongoing wind-down of FlashVision, Toshiba has agreed to purchase certain assets of FlashVision and has retired the existing master lease agreement between FlashVision and a consortium of financial institutions, thereby releasing the Company from its contingent indemnification obligation.  Due to the wind-down qualifying as a reconsideration event under FASB Interpretation No. 46 (Revised) (“FIN 46(R)”), Consolidation of Variable Interest Entities, the Company re-evaluated whether FlashVision is a variable interest entity and concluded that FlashVision is no longer a variable interest entity within the scope of FIN 46(R).  In the three and nine months ended September 28, 2008, the Company received distributions of $73.5 million and $102.5 million, respectively, relating to its investment in FlashVision.  In the third quarter of fiscal year 2008, the Company also took an impairment charge on its investment of $10.4 million due to FlashVision’s difficulty in selling the remaining excess capital equipment due to deteriorating market conditions for equipment related to the production of 200-millimeter NAND flash memory products.  At September 28, 2008, the Company had an investment in FlashVision of $51.0 million denominated in Japanese yen, offset by $27.9 million of cumulative translation adjustments recorded in OCI.

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

As of September 28, 2008, the Company had notes receivable from Flash Partners of 76.3 billion Japanese yen, or approximately $722 million based upon the exchange rate at September 28, 2008 of 105.66 Japanese yen to one U.S. dollar.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of September 28, 2008, the Company had notes receivable from Flash Alliance of 10.0 billion Japanese yen, or approximately $95 million based upon the exchange rate at September 28, 2008.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.”

As a part of the Flash Partners and Flash Alliance (hereinafter referred to as “Flash Ventures”) agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies.  As of September 28, 2008 and December 30, 2007, the Company had accrued liabilities related to these expenses of $4.0 million and $8.0 million, respectively.

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

Subcontractors. In the normal course of business, the Company’s subcontractors periodically procure production materials based on the forecast the Company provides to them.  The Company’s agreements with these subcontractors require that the Company reimburse them for materials that are purchased on the Company’s behalf in accordance with such forecast.  Accordingly, the Company may be committed to certain costs over and above its open noncancelable purchase orders with these subcontractors.  These commitments for production materials to subcontractors are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at September 28, 2008.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in thousands)
Flash Partners
December 2004	¥13.1	$123,972	2010
December 2005	10.4	98,264	2011
June 2006	10.8	101,957	2011
September 2006	33.4	316,315	2011
March 2007	23.0	217,722	2012
February 2008	11.2	105,993	2013
	¥101.9	$964,223
Flash Alliance
November 2007	¥43.7	$413,522	2013
June 2008	49.1	464,792	2013
	¥92.8	$878,314
Total guarantee obligations	¥194.7	$1,842,537

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the term of the master lease agreements, in annual installments, as of September 28, 2008 in U.S. dollars based upon the exchange rate at September 28, 2008.

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$428,255	$—	$428,255
Year 2	385,933	34,955	420,888
Year 3	290,495	210,940	501,435
Year 4	152,552	123,508	276,060
Year 5	54,532	161,367	215,899
Total guarantee obligations	$1,311,767	$530,770	$1,842,537

FlashVision.  FlashVision had an equipment lease arrangement of approximately 15.0 billion Japanese yen, or approximately $143 million based upon the exchange rate at May 30, 2008, of which 6.2 billion Japanese yen, or approximately $59 million based upon the exchange rate at May 30, 2008, was retired by Toshiba on May 30, 2008 thereby releasing the Company of its indemnification agreement with Toshiba.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into six equipment master lease agreements totaling 300.0 billion Japanese yen, or approximately $2.84 billion based upon the exchange rate at September 28, 2008, of which 203.8 billion Japanese yen, or approximately $1.93 billion based upon the exchange rate at September 28, 2008, was outstanding at September 28, 2008.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements. In addition, these master lease agreements are secured by the underlying equipment.  As of September 28, 2008, the amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects future payments and any lease adjustments, was 101.9 billion Japanese yen, or approximately $964 million based upon the exchange rate at September 28, 2008.  Certain lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2013.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholder equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating from one of two named independent ratings services.

On July 23, 2008, one named independent rating service lowered its corporate rating of the Company to B+, which caused Flash Partners to no longer be in compliance with the rating covenant applicable in three of the six outstanding Flash Partners master lease agreements.  On September 30, 2008, Flash Partners amended the three master lease agreements to address this non-compliance.  As amended, the three master lease agreements now require the Company to maintain a minimum corporate rating of BB- or BB+, from at least one of two named independent ratings services and minimum shareholder equity of at least $1.51 billion.  The amendment also includes nominal increases in debt spreads, which are not material to our future results.  As of September 30, 2008, Flash Partners was in compliance with all of its master lease covenants.

On October 23, 2008, one of the two named independent ratings services downgraded the Company’s credit rating further below the minimum corporate rating threshold, and while this specific downgrade did not trigger non-compliance under Flash Partners’ master equipment lease agreements, there can be no assurance that the other named independent ratings service will maintain its credit rating of the Company above the required threshold.  If the other named independent ratings service downgrades the Company’s credit rating below the minimum corporate rating threshold, Flash Partners could become non-compliant under its master equipment lease agreements and may be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution is unsuccessful, the Company may be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

Flash Partners expects to secure additional equipment lease facilities over time, for which the Company will be expected to provide guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Flash Alliance.  Flash Alliance sells and leases-back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into two equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $1.89 billion based upon the exchange rate at September 28, 2008, of which 185.6 billion Japanese yen, or approximately $1.76 billion based upon the exchange rate at September 28, 2008, was outstanding as of September 28, 2008.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of September 28, 2008, the amount of the Company’s guarantee obligation of the Flash Alliance master lease agreements was 92.8 billion Japanese yen, or approximately $878 million based upon the exchange rate at September 28, 2008.  Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholder equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- or BB+, from at least one of two named independent ratings services.  As of September 28, 2008, Flash Alliance was in compliance with all of its master lease covenants.

On October 23, 2008, one of the two named independent ratings services downgraded the Company’s credit rating further below the minimum corporate rating threshold, and while this specific downgrade did not trigger non-compliance under Flash Alliance’s master equipment lease agreements, there can be no assurance that the other named independent ratings service will maintain its credit rating of the Company above the threshold.  If the other named independent ratings service downgrades the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance could become non-compliant under their master equipment lease agreements and may be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution is unsuccessful, the Company may be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

Flash Alliance expects to secure additional equipment lease facilities over time, for which the Company will be expected to provide guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of September 28, 2008, no amount had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of September 28, 2008 or December 30, 2007, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  In fiscal years 2004 and 2006, the Company and Toshiba each engaged consultants to perform a review of the existing environmental conditions at the site of the facilities at which Flash Ventures operations are located to establish a baseline for evaluating future environmental conditions.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third-party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third-party patents.  The Company has not made any indemnification payments under any such agreements and as of September 28, 2008, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at September 28, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

Contractual Obligations.
	Total		1 Year or Less (3 months)	2 - 3 Years (Fiscal 2009 and 2010)	4 –5 Years (Fiscal 2011 and 2012)	More than 5 Years (Beyond Fiscal 2012)
Operating leases	$36,258		$2,298	$17,067	$8,728	$8,165
Flash Partners reimbursement for certain other costs including depreciation	1,720,223	(3)	128,530	1,015,395	483,094	93,204
Flash Alliance fabrication capacity expansion and reimbursement for certain other costs including depreciation	2,300,969	(3)	226,702	1,220,206	713,146	140,915
Toshiba research and development	23,929	(3)	12,638	11,291	—	—
Capital equipment purchases commitments	36,505		28,830	7,383	292	—
Convertible notes principal and interest (1)	1,304,108		9,188	24,500	24,500	1,245,920
Operating expense commitments	100,892		64,304	29,928	6,660	—
Noncancelable production purchase commitments (2)	464,395	(3)	464,395	—	—	—
Total contractual cash obligations	$5,987,279		$936,885	$2,325,770	$1,236,420	$1,488,204

Off-Balance Sheet Arrangements.
As of September 28, 2008
Guarantee of Flash Partners equipment leases (4)	$964,223
Guarantee of Flash Alliance equipment leases (4)	878,314
_________________
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

(2)	Includes Toshiba foundries, Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at September 28, 2008.

(4)	The Company’s guarantee obligation, net of cumulative lease payments, is 194.7 billion Japanese yen, or approximately $1.84 billion based upon the exchange rate at September 28, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company has excluded $111.9 million of unrecognized tax benefits from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at September 28, 2008. The Company is unable to make reasonable reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2008 through fiscal year 2016.  Future minimum lease payments at September 28, 2008 are presented below (in thousands):

Fiscal Year:
2008 (remaining three months)	$2,515
2009	9,838
2010	8,672
2011	6,554
2012	4,893
2013 and thereafter	8,165
40,637
Sublease income to be received in the future under noncancelable subleases	(4,379)
Net operating leases	$36,258

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

12.	Related Parties and Strategic Investments

Toshiba.  The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures.  See also Note 11, “Commitments, Contingencies and Guarantees.”  The Company purchased NAND flash memory wafers from Flash Ventures and Toshiba, made payments for shared research and development expenses, made loans to Flash Ventures and made investments in Flash Ventures totaling approximately $520.8 million, $1,524.9 million, $324.1 million and $890.8 million in the three and nine months ended September 28, 2008 and September 30, 2007, respectively.  The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues.  During the three and nine months ended September 28, 2008 and September 30, 2007, the Company had sales to Toshiba of zero, $5.1 million, $9.6 million and $19.1 million, respectively.  At September 28, 2008 and December 30, 2007, the Company had accounts payable balances due to Toshiba of $1.2 million and $0.2 million, respectively, and trade and other receivable balances from Toshiba of $25.0 million and $4.2 million, respectively.  As of September 28, 2008 and December 30, 2007, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $4.0 million and $8.0 million, respectively.

Flash Ventures with Toshiba.  The Company owns 49.9% of each Flash Venture entity and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to Flash Ventures’ master lease agreements, capacity expansion, take-or-pay supply arrangements and research and development cost sharing are described in Note 11, “Commitments, Contingencies and Guarantees.”  Flash Ventures are variable interest entities as defined under FIN 46(R), and the Company is not the primary beneficiary of any of Flash Ventures' entities because it absorbs less than a majority of the expected gains and losses of each entity.  At September 28, 2008 and December 30, 2007, the Company had accounts payable balances due to Flash Ventures of $128.3 million and $131.3 million, respectively.  For activity related to the wind-down of FlashVision, see Note 11, “Commitments, Contingencies and Guarantees.”

Tower Semiconductor. As of September 28, 2008, the Company owned 15.9 million Tower shares or approximately 10.0% of the outstanding shares of Tower Semiconductor Ltd. (“Tower”), one of its suppliers of wafers for its controller components and has convertible debt, an equipment loan, and warrants to purchase Tower ordinary shares.  In the first quarter of fiscal year 2008, the Company’s Chief Executive Officer resigned as a member of the Tower Board of Directors.  In the third quarter of fiscal year 2008, the Company recognized an $11.7 million impairment charge as a result of the other-than-temporary decline in its investment in Tower ordinary shares which reduced the investment value to $9.2 million as of September 28, 2008.  Subsequent to the end of the third quarter of fiscal year 2008, Tower’s stock price declined further, which may cause the Company to take additional impairments in future periods.  In addition, the Company holds a Tower convertible debenture with a market value of $3.3 million.  As of September 28, 2008, the Company also had an outstanding loan of $6.5 million to Tower for expansion of Tower’s 0.13 micron logic wafer capacity.  The loan to Tower is secured by the equipment purchased.  The Company purchased controller wafers and related non-recurring engineering of $4.1 million, $23.0 million, $15.3 million and $53.8 million in the three and nine months ended September 28, 2008 and September 30, 2007, respectively.  The purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues.  At September 28, 2008 and December 30, 2007, the Company had amounts payable to Tower of zero and $6.1 million, respectively.

Flextronics. On January 10, 2008, Michael Marks, who serves on the Company’s Board of Directors, resigned from Flextronics International, Ltd., (“Flextronics”), where he had held the position of chairman of the Board of Directors.  The activity from December 31, 2007 to January 10, 2008 between Flextronics and the Company was immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

13.	Litigation

The flash memory industry is characterized by significant litigation seeking to enforce patent and other intellectual property rights.  The Company's patent and other intellectual property rights are primarily responsible for generating license and royalty revenue.  The Company seeks to protect its intellectual property through patents, copyrights, trademarks, trade secret laws, confidentiality agreements and other methods, and has been, and likely will, continue to enforce such rights as appropriate through litigation and related proceedings.  The Company expects that its competitors and others who hold intellectual property rights related to its industry will pursue similar strategies against it in litigation and related proceedings.  From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties.  These and other parties could bring suit against the Company.  In each case listed below where the Company is the defendant, the Company intends to vigorously defend the action.  At this time, the Company does not believe it is reasonably possible that losses related to the litigation described below have occurred beyond the amounts, if any, that have been accrued.

On October 31, 2001, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Memorex Products, Inc. (“Memorex”), Pretec Electronics Corporation (“Pretec”), RITEK Corporation (“RITEK”), and Power Quotient International Co., Ltd (“PQI”).  In the suit, captioned SanDisk Corp. v. Memorex Products, Inc., et al., Civil Case No. CV 01 4063 VRW, the Company seeks damages and injunctions against these companies from making, selling, importing or using flash memory cards that infringe its U.S. Patent No. 5,602,987.  On May 6, 2003, the District Court entered a stipulated consent judgment against PQI.  The District Court granted summary judgment of non-infringement in favor of defendants RITEK, Pretec and Memorex and entered judgment on May 17, 2004.  On June 2, 2004, the Company filed a notice of appeal of the summary judgment rulings to the United States Court of Appeals for the Federal Circuit.  On July 8, 2005, the Federal Circuit held in favor of the Company, vacating the judgment of non-infringement and remanding the case back to the District Court.  The District Court issued an order on claim construction on February 22, 2007.  On June 29, 2007, defendant RITEK entered into a settlement agreement and cross-license with the Company.  In light of the agreement, the Company agreed to dismiss all current patent infringement litigation against RITEK.  A stipulated dismissal with prejudice between the Company and RITEK was entered on July 23, 2007.  On August 30, 2007, the Company entered into a settlement agreement with Memorex regarding the accused products.  On September 7, 2007, in light of the settlement between the Company and Memorex, the Court entered a stipulation dismissing the Company’s claims against Memorex.  On October 25, 2007, the Court Clerk entered a default against Pretec.  On January 14, 2008, the Company filed a motion for default judgment against Pretec.  The Court scheduled a hearing regarding the Company’s motion for April 3, 2008.  In light of ongoing settlement discussions with Pretec and its successor, PTI Global, the Court issued an Order of Dismissal on July 1, 2008, with the provision that the order could be vacated and a trial date would be reset if one of the parties certified that consideration for the settlement was not delivered within ninety days.  The Company has since signed patent cross-license agreements with both PTI Global and Pretec.  Pursuant to the Court’s order, the case is now dismissed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF.  The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed.  On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims.  A case management conference was conducted on June 29, 2007.  At that conference, the parties agreed that the remaining declaratory judgment claims will be dismissed, pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below).  The parties also agreed that the ’338 patent and a second Company patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case.  ST filed an answer and counterclaims on September 6, 2007.  ST’s counterclaims included assertions of antitrust violations.  On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims.  On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines until the Court resolves the Company’s motion to dismiss.  On January 25, 2008, the Court held a hearing on the Company’s motion.  At the hearing, the Court converted the Company’s Motion to Dismiss into a Motion for Summary Judgment.  On June 17, 2008, the Court issued a stipulated order rescheduling the hearing on the Company’s Motion for Summary Judgment for September 12, 2008.  On October 17, 2008, the Court issued an order granting in part and denying in part the Company’s motion for summary judgment on ST’s antitrust counterclaims.  The Court has not yet established new procedural deadlines in this matter.

On October 14, 2005, STMicroelectronics, Inc. (“STMicro”) filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”).  The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications filed by Dr. Harari, a former WSI employee.  The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount.  On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691.  On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County.  The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand.  Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company.  In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006.  On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal, which asked that the Superior Court’s September 12, 2006 Order be vacated, and the case transferred to Santa Clara County.  On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings.  On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order.  On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal.  The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006.  The Company appealed the denial of that motion, and the proceedings at the Superior Court were stayed during the pendency of the appeal.  On August 7, 2007, the First District Court of Appeal affirmed the Superior Court’s decision, and the Supreme Court subsequently denied the Company’s petition for review.  On February 7, 2008, the Company and Dr. Harari moved for judgment on the pleadings on the ground that the federal courts have exclusive jurisdiction over the claims in the case.  The Superior Court denied this motion and litigation then proceeded at the Superior Court until May 7, 2008, when the Company and Dr. Harari again removed the case to the U.S. District Court for the Northern District of California.  The District Court consolidated the case and the previously-removed action under case number C05-04691.  STMicro filed a motion to remand which was granted on August 26, 2008.  The case was remanded to the Superior Court for the County of Santa Clara, Case No. 1-07-CV-080123, and trial has been set for September 8, 2009.

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

On or about May 11, 2007, the Company received written notice from Alcatel-Lucent, S.A., (“Lucent”), alleging that the Company’s digital music players require a license to U.S. Patent No. 5,341,457 (the “’457 patent”) and U.S. Patent No. RE 39,080 (the “’080 patent”).  On July 13, 2007, the Company filed a complaint for a declaratory judgment of non-infringement and patent invalidity against Lucent Technologies Inc. and Lucent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Lucent Technologies Inc., et al., Civil Case No. C 07 03618.  The complaint seeks a declaratory judgment that the Company does not infringe the two patents asserted by Lucent against the Company’s digital music players.  The complaint further seeks a judicial determination and declaration that Lucent’s patents are invalid.  Defendants answered and defendant Lucent asserted a counterclaim of infringement in connection with the ’080 patent.  Defendants also moved to dismiss the case without prejudice and/or stay the case pending their appeal of a judgment involving the same patents in suit entered by the United States District Court for the Southern District of California.  The Company moved for summary judgment on its claims for declaratory relief, and has moved to dismiss defendant Lucent’s counterclaim for infringement of the ’080 patent as a matter of law.  The Court granted Defendants’ motion to stay and dismissed all other motions without prejudice.  A case management conference is scheduled for November 21, 2008.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division).  The suit, Case No. 2-07-CV-396, alleges infringement of Premier's U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount.  On December 10, 2007, an amended complaint was filed.  On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company.  On February 5, 2008, the Company (along with the other defendants in the action) filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office.  This motion was granted and on June 4, 2008, the action was stayed.

On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corporation, Silicon Motion, Inc. (located in Taiwan), Silicon Motion, Inc. (located in California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. (“USBest”); Skymedi Corporation (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (located in Taiwan), Transcend Information Inc. (located in California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co.; A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.(“Emprex”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corporation (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In the complaint, the Company alleges that respondents’ flash memory products, such as USB flash drives, compact flash cards, and flash media players, infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company seeks an order excluding the respondents’ flash memory controllers, drives, memory cards, and media players, and products containing them, from entry into the United States as well as a permanent cease and desist order against the respondents.  On December 6, 2007, the Commission instituted an investigation based on the Company’s complaint.  The target date for completing the investigation was originally set for March 12, 2009.  Since filing its complaint, the Company has reached settlement agreements with Add-On Computer Peripherals, EDGE, Infotech, Interactive, Kaser, PNY, TSR, and Welldone; and Buffalo agreed to entry of a consent order.  The investigation has been terminated as to these respondents in light of the settlement agreements and entry of the consent order.  The investigation has also been terminated as to Acer after Acer provided evidence that it has no corporate relationship with Respondents who import products accused of infringement in the investigation.  On May 20, 2008, the Commission issued Notice of its decision not to review the ALJ’s Initial Determination

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

terminating Acer from the investigation.  Respondents Add-On Technology Co., Behavior, Emprex, and Zotek have failed to respond to the Company’s complaint or discovery requests and were ordered to show cause as to why they should not be found in default no later than March 28, 2008.  These respondents failed to show cause as of March 28, 2008.  On April 25, 2008, the Administrative Law Judge (“ALJ”) issued an Initial Determination Granting SanDisk’s Motion for an Entry of Default Against these Five Respondents.  On May 14, 2008, the Commission issued Notice of its decision not to review the ALJ’s Initial Determination finding these five Respondents in default.  Most of the respondents that have not settled with the Company have responded to the complaint.  Among other things, these respondents deny infringement or that the Company has a domestic industry in the asserted patents.  In responding to the complaint, these respondents have also raised several affirmative defenses including, among others, invalidity, unenforceability, express license, implied license, patent exhaustion, waiver, acquiescence, latches, estoppel and unclean hands.  On January 23, 2008, the ALJ issued an initial determination extending the target date for conclusion of the investigation by three months to June 12, 2009.  On February 2, 2008, the ALJ set the evidentiary hearing for October 27, 2008, through November 7, 2008.  On March 12, 2008, the ALJ issued an order bifurcating and staying the investigation with respect to the ’808 patent pending the outcome of the Harari Matter that includes ownership allegations regarding the ’808 patent and others.  On April 11, 2008, the Commission issued a Notice that it intended to review the ALJ’s Initial Determination to bifurcate the ’808 patent from the instant investigation.  On April 24, 2008, the Company filed a motion to terminate the investigation as to the ’808 patent.  On May 6, 2008, the ALJ issued an Initial Determination granting the Company’s motion to terminate the investigation as to the ’808 patent.  On May 30, 2008, the Commission determined not to review the ALJ’s Initial Determination.  The Commission also vacated the ALJ’s earlier Order bifurcating the investigation with respect to the ’808 patent and ordered that briefing requested in the Commission’s Notice of April 11, 2008, was no longer required.  On July 14, the Company filed an unopposed motion to terminate the Investigation as to Respondent Payton Technology (“Payton”) after Payton and its corporate affiliate, Kingston Technology Co., Inc. (“Kingston”), represented in a sworn declaration that Payton does not import, sell for importation, or sell within the U.S. any flash memory products that are at issue in the ITC Investigation.  The ALJ issued an Initial Determination on July 29, 2008, granting the motion. (Order No. 35). The Commission determined not to review the Initial Determination on May 20, 2008.  Kingston remains a named Respondent in the Investigation.  On May 6-7, the ALJ held a Markman patent interpretation hearing regarding the ’893 patent, the ’332 patent, the ’424 patent and the ’011 patent.  The ALJ issued a Markman ruling dated July 15, 2008.  Also on July 15, 2008, the ALJ issued an Order changing the date for the pre-hearing conference from October 21, 2008 to October 23, 2008.  On August 7, 2008, the Company filed a motion to terminate the ’332 patent from the investigation.  The ALJ granted the motion in an Initial Determination, dated August 27, 2008.  The Commission declined to review the Initial Determination on September 15, 2008.  On September 4, 2008, Respondent Corsair filed a motion to terminate based on a stipulated Consent Order.  The ALJ issued an ID granting the motion on September 22, 2008.  On September 18, 2008, the Company filed a motion to terminate Silicon Motion Technology Corp. and Silicon Motion International, Inc., but not the remaining Silicon Motion respondents.  The ALJ issued an Initial Determination granting the motion on October 2, 2008.  On September 23, 2008, the Company filed a motion to terminate certain claims of the ’893 patent from the investigation.  In particular, the Company sought to terminate all asserted claims of the ’893 patent as to Respondents Phison Electronics Corp., Kingston Technology Co., Inc., Kingston Technology Corp., MemoSun, Inc. and Skymedi Corp.  As to the remaining Respondents, the Company moved to terminate claims 12‐14, 17, 30, 36, 37, 39, 41 and 58. The ALJ issued an Initial Determination granting that motion on October 7, 2008.  On October 6, 2008, the Company filed a motion to terminate A-Data Technology Co., Ltd., and
A-Data Technology (USA) Co., Ltd., based on a stipulated Consent Order.  On October 14, 2008, the Company filed a motion to terminate the ’893 patent based on certain settlement agreements and consent orders.  The Company also terminated PQI from the investigation as to the ’011 patent.  The ALJ has not yet ruled the motion to terminate A-Data.  On October 23, 2008, the ALJ held a pre-hearing conference regarding the upcoming hearing.  Beginning on October 27, 2008, the ALJ held a hearing on the merits.  The hearing concluded on November 5, 2008.  On October 29, 2008, the parties filed a motion to terminate the investigation as to Verbatim in light of a settlement agreement between the Company and certain Verbatim entities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

On November 11, 2007, Gil Mosek, a former employee of SanDisk IL Ltd. (“SDIL”), filed a lawsuit against SDIL, Dov Moran and Amir Ban in the Tel-Aviv District Court, claiming that he and Amir Ban, another former employee of SDIL, reached an agreement, according to which a jointly-held company will be established together with SDIL. According to Mr. Mosek, SDIL knew about the agreement, approved it and breached it, while deciding not to establish the jointly-held company. On January 1, 2008 SDIL filed a statement of defense. Simultaneously, SDIL filed a request to dismiss the lawsuit, claiming that Mr. Mosek signed a waiver in favor of SDIL, according to which he has no claim against SDIL. On February 12, 2008, Mr. Mosek filed a request to allow him to present certain documents, which contain confidential information of SDIL. On February 26, 2008, SDIL opposed this request, claiming that SDIL’s documents are the sole property of SDIL and Mr. Mosek has no right to hold and to use them. On March 6, 2008, the court decided that Mr. Mosek has to pay a fee according to the estimated amount of the claim. On April 3, 2008, Mr. Mosek filed a request to amend the claim by setting the claim on an amount of NIS 3,000,000. On April 9, 2008, SDIL filed its response to this request, according to which it has no objection to the amendment, subject to the issuance of an order for costs. On April 10, 2008, the court accepted Mr. Mosek’s request. According to the settlement agreement, reached between the SDIL and Amir Ban in January 2008, Amir Ban shall indemnify and hold SDIL harmless with regard to the claim filed by Mosek, as described in this section above. The court set a date for a pre-trial hearing on December 2, 2008.

In April 2006, the Company's subsidiary SanDisk IL Ltd. (“SDIL”) terminated its supply and license agreement (the “Agreement”) with Samsung. As a result of this termination, our subsidiary no longer was entitled to purchase products on favorable pricing terms from Samsung, Samsung no longer had a life-of-patent license to our subsidiary’s patents, and no further patent licensing payments would be due. Samsung contested the termination and SDIL commenced an arbitration proceeding seeking a declaration that its termination was valid.  Samsung asserted various defenses and counterclaims in the arbitration.  A hearing was held in December 2007, and the arbitration panel issued an award on May 16, 2008 declaring that SDIL’s termination of the agreement was valid and effective, and dismissing all Samsung’s counterclaims (the “Award”).  On July 24, 2008, in an action captioned Samsung Electronics Co., Ltd. v. SanDisk IL f/k/a M-Systems Ltd., No. 08 Civ. 6596 (AKH), Samsung filed a petition to vacate the Award in the District Court for the Southern District of New York (“Samsung's Petition”).  On September 18, 2008, in an action captioned SanDisk IL, Ltd. f/k/a msystems Ltd., No. 08 Civ. 8069 (AKH), SDIL petitioned to confirm the Award pursuant to the dispute resolution provisions of the Agreement and Section 207 of the Federal Arbitration Act, 9 U.S.C. § 207.  On September 22, 2008, Samsung withdrew its Petition for Vacatur and asked the Court to immediately enter judgment against itself with respect to SDIL's Petition to Confirm.  On September 24, 2008, the Court entered judgment in favor of SDIL on SDIL's Petition to Confirm the Award.  On October 7, 2008, SDIL filed a Motion for Attorneys' Fees and Expenses incurred in connection with Samsung's withdrawn Petition to vacate the Award.  On October 20, 2008, after Samsung offered to pay in full the $176,000 in expenses claimed by SDIL, the motion for Attorneys’ Fees and Expenses was denied by the District Court.

On September 14, 2008, Daniel Harkabi and Gidon Elazar, former employees and founders of MDRM, Inc., filed a breach of contract action in the U.S. District Court for the Southern District of New York seeking earn-out payments of approximately $3.8M in connection with SanDisk’s acquisition of MDRM in 2004.  A mediation was held in June 2007, as required by the acquisition agreement, but was unsuccessful.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

On September 17, 2008, a purported shareholder class action, captioned McBride v. Federman, et al., Case No. 1-08-CV-122921, was filed in the Superior Court of California in Santa Clara County.  The lawsuit was brought by a purported shareholder of the Company and names as defendants the Company and its directors, Irwin Federman, Steven J. Gomo, Dr. Eli Harari, Eddy W. Hartenstein, Catherine P. Lego, Michael E. Marks, and Dr. James D. Meindl.  The complaint alleges breach of fiduciary duty by the Company and its directors in rejecting Samsung Electronics Co., Ltd.'s non-binding proposal to acquire all of the outstanding common stock of the Company for $26.00 per share.  On September 29, 2008, plaintiff served his first request for production of documents on the Company.  On October 17, 2008, the Company and its directors filed a demurrer seeking dismissal of the lawsuit, and plaintiff served his first requests for production of documents on the Company's directors.  The Plaintiff and the Company have entered into a stipulation agreement providing for a dismissal of the claims without prejudice.  The stipulation and proposed order have been submitted to the Superior Court.

On October 1, 2008, NorthPeak Wireless LLC (“NorthPeak”) filed suit against the Company and 30 other named defendants including Dell, Inc., Fujitsu Computer Systems Corporation, Gateway, Inc., Hewlett-Packard Company and Toshiba America, Inc., in the United States District Court for the Northern District of Alabama, Northeastern Division.  The suit, Case No. CV-08-J-1813, alleges infringement of U.S. Patents 4,977,577 and 5,978,058 by certain of the Company’s discontinued wireless electronic products.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

14.	Condensed Consolidating Financial Statements

As part of the acquisition of msystems Ltd. (hereinafter referred to as “SanDisk IL Ltd.,” “SDIL,” or “Other Guarantor Subsidiary”) in November 2006, the Company entered into a supplemental indenture whereby the Company became an additional obligor and guarantor of the assumed $75 million 1% Convertible Notes due 2035 issued by M-Systems Finance, Inc. (the “Subsidiary Issuer” or “mfinco”) and guaranteed by SDIL.  The Company’s (the “Parent Company”) guarantee is full and unconditional, and joint and several with SDIL.  Both SDIL and mfinco are wholly-owned subsidiaries of the Company.  The following Condensed Consolidating Financial Statements present separate information for mfinco as the subsidiary issuer, the Company and SDIL as guarantors and the Company’s other combined non-guarantor subsidiaries, and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company.

These Condensed Consolidating Financial Statements have been prepared using the equity method of accounting.  Earnings of subsidiaries are reflected in the Company’s investment in subsidiaries account.  The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.  Amounts of operating and financing cash flows related to combined non-guarantor subsidiaries and consolidating adjustments for the nine months ended September 30, 2007 have been revised to properly reflect certain reclassifications.  The reclassifications did not have any effect on the net change in cash and cash equivalents for the Combined Non-guarantor Subsidiaries, the Consolidating Adjustments or the Total Company columns of the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Statements of Operations For the three months ended September 28, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$440,715	$—	$45,157	$1,467,703	$(1,132,078)	$821,497
Total cost of revenues	570,792	—	26,758	1,308,615	(1,078,751)	827,414
Gross profit (loss)	(130,077)	—	18,399	159,088	(53,327)	(5,917)
Total operating expenses	180,529	—	30,611	85,828	(52,692)	244,276
Operating income (loss)	(310,606)	—	(12,212)	73,260	(635)	(250,193)
Total other income (expense)	(10,040)	(1)	(1,475)	11,474	(408)	(450)
Income (loss) before taxes	(320,646)	(1)	(13,687)	84,734	(1,043)	(250,643)
Provision for (benefit from) income taxes	(93,637)	—	(105)	(2,453)	746	(95,449)
Equity in net income (loss) of consolidated subsidiaries	78,264	—	2,466	10,134	(90,864)	—
Net income (loss)	$(148,745)	$(1)	$(11,116)	$97,321	$(92,653)	$(155,194)

Condensed Consolidating Statements of Operations For the nine months ended September 28, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$1,336,167	$—	$191,761	$3,675,373	$(2,715,826)	$2,487,475
Total cost of revenues	1,042,047	—	120,441	3,462,683	(2,541,431)	2,083,740
Gross profit (loss)	294,120	—	71,320	212,690	(174,395)	403,735
Total operating expenses	515,588	—	108,060	298,357	(174,757)	750,248
Operating income (loss)	(224,468)	—	(36,740)	(85,667)	362	(346,513)
Total other income (expense)	12,215	(1)	3,702	31,495	(1,437)	45,974
Income (loss) before taxes	(212,253)	(1)	(33,038)	(54,172)	(1,075)	(300,539)
Provision for (benefit from) income taxes	(105,220)	—	(487)	10,919	(560)	(95,348)
Equity in net income (loss) of consolidated subsidiaries	(75,259)	—	(3,668)	26,031	52,896
Net income (loss)	$(182,292)	$(1)	$(36,219)	$(39,060)	$52,381	$(205,191)
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Statements of Operations For the three months ended September 30, 2007
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$540,479	$—	$63,929	$1,442,818	$(1,009,803)	$1,037,423
Total cost of revenues	298,311	—	71,364	1,294,954	(969,526)	695,103
Gross profit (loss)	242,168	—	(7,435)	147,864	(40,277)	342,320
Total operating expenses	137,832	—	40,515	95,767	(40,945)	233,169
Operating income (loss)	104,336	—	(47,950)	52,097	668	109,151
Total other income (expense)	32,729	6	(4,137)	(1,021)	1,623	29,200
Income (loss) before taxes	137,065	6	(52,087)	51,076	2,291	138,351
Provision (benefit) for income taxes	45,385	—	(2,485)	10,824	(11)	53,713
Equity in net income (loss) of consolidated subsidiaries	43,185	—	(10,490)	(6,185)	(26,510)	—
Net income (loss)	$134,865	$6	$(60,092)	$34,067	$(24,208)	$84,638

Condensed Consolidating Statements of Operations For the nine months ended September 30, 2007
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$1,492,326	$—	$217,871	$3,416,831	$(2,476,487)	$2,650,541
Total cost of revenues	832,172	—	230,089	3,207,764	(2,380,453)	1,889,572
Gross profit (loss)	660,154	—	(12,218)	209,067	(96,034)	760,969
Total operating expenses	398,475	—	106,820	247,013	(94,557)	657,751
Operating income (loss)	261,679	—	(119,038)	(37,946)	(1,477)	103,218
Total other income (expense)	92,346	(1)	21,976	(14,729)	4,423	104,015
Income (loss) before taxes	354,025	(1)	(97,062)	(52,675)	2,946	207,233
Provision (benefit) for income taxes	76,863	—	1,578	11,043	(9)	89,475
Minority interest	—	—	5,211	—	—	5,211
Equity in net income (loss) of consolidated subsidiaries	(38,705)	—	(1,349)	(13,555)	53,609	—
Net income (loss)	$238,457	$(1)	$(105,200)	$(77,273)	$56,564	$112,547
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Balance Sheets As of September 28, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$478,868	$66	$54,366	$187,808	$(1)	$721,107
Short-term investments	740,058	—	51,014	62,040	(1)	853,111
Accounts receivable, net	(4,256)	—	3,037	127,785	(8,003)	118,563
Inventory	133,622	—	2,689	580,656	(4,561)	712,406
Other current assets	1,483,009	—	227,711	1,174,407	(2,388,893)	496,234
Total current assets	2,831,301	66	338,817	2,132,696	(2,401,459)	2,901,421
Property and equipment, net	215,805	—	33,775	159,701	—	409,281
Other non-current assets	2,563,455	71,577	882,011	1,823,739	(1,638,449)	3,702,333
Total assets	$5,610,561	$71,643	$1,254,603	$4,116,136	$(4,039,908)	$7,013,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$91,700	$—	$3,687	$276,676	$(452)	$371,611
Other current accrued liabilities	843,407	32	30,938	1,804,451	(2,298,142)	380,686
Total current liabilities	935,107	32	34,625	2,081,127	(2,298,594)	752,297
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Non-current liabilities and deferred taxes	113,204	—	14,010	64,733	(7,603)	184,344
Total liabilities	2,198,311	75,032	48,635	2,145,860	(2,306,197)	2,161,641
Minority interest	—	—	151	—	—	151
Total stockholders' equity	3,412,250	(3,389)	1,205,817	1,970,276	(1,733,711)	4,851,243
Total liabilities and stockholders' equity	$5,610,561	$71,643	$1,254,603	$4,116,136	$(4,039,908)	$7,013,035
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Balance Sheets As of December 30, 2007
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$389,337	$215	$90,639	$353,558	$—	$833,749
Short-term investments	1,001,641	—	—	—	—	1,001,641
Accounts receivable, net	215,049	—	32,497	223,624	(8,187)	462,983
Inventory	104,626	—	30,238	423,850	(3,637)	555,077
Other current assets	759,872	—	221,932	823,387	(1,358,984)	446,207
Total current assets	2,470,525	215	375,306	1,824,419	(1,370,808)	3,299,657
Property and equipment, net	222,038	—	34,975	165,882	—	422,895
Other non-current assets	2,684,232	71,998	925,424	1,350,985	(1,520,372)	3,512,267
Total assets	$5,376,795	$72,213	$1,335,705	$3,341,286	$(2,891,180)	$7,234,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$48,386	$—	$34,462	$362,138	$(832)	$444,154
Other current accrued liabilities	587,129	601	66,353	1,253,114	(1,437,468)	469,729
Total current liabilities	635,515	601	100,815	1,615,252	(1,438,300)	913,883
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Non-current liabilities	67,895	—	11,428	60,839	(4,910)	135,252
Total liabilities	1,853,410	75,601	112,243	1,676,091	(1,443,210)	2,274,135
Minority interest	—	—	1,067	—	—	1,067
Total stockholders' equity	3,523,385	(3,388)	1,222,395	1,665,195	(1,447,970)	4,959,617
Total liabilities and stockholders' equity	$5,376,795	$72,213	$1,335,705	$3,341,286	$(2,891,180)	$7,234,819
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Statements of Cash Flows For the nine months ended September 28, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by (used in) operating activities	$(60,953)	$(149)	$(33,779)	$117,006	$(1)	$22,124
Net cash provided by (used in) investing activities	125,736	—	(2,494)	(265,860)	—	(142,618)
Net cash provided by (used in) financing activities	21,395	—	—	(9,785)	—	11,610
Effect of changes in foreign currency exchange rates on cash	3,353	—	—	(7,111)	—	(3,758)
Net increase (decrease) in cash and cash equivalents	89,531	(149)	(36,273)	(165,750)	(1)	(112,642)
Cash and cash equivalents at beginning of period	389,337	215	90,639	353,558	—	833,749
Cash and cash equivalents at end of period	$478,868	$66	$54,366	$187,808	$(1)	$721,107

Condensed Consolidating Statements of Cash Flows For the nine months ended September 30, 2007
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by operating activities	$345,616	$174	$88,175	$72,799	$(3,049)	$503,715
Net cash provided by (used in) investing activities	(1,023,282)	—	28,698	(134,016)	—	(1,128,600)
Net cash provided by (used in) financing activities	23,410	—	(9,880)	—	—	13,530
Effect of changes in foreign currency exchange rates on cash	1,192	—	383	—	—	1,575
Net increase (decrease) in cash and cash equivalents	(653,064)	174	107,376	(61,217)	(3,049)	(609,780)
Cash and cash equivalents at beginning of period	1,165,473	48	71,839	340,291	3,049	1,580,700
Cash and cash equivalents at end of period	$512,409	$222	$179,215	$279,074	$—	$970,920
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

15.	Subsequent Event

On October 20, 2008, the Company entered into a non-binding memorandum of understanding (“MOU”) with Toshiba to sell to Toshiba approximately 30% of the current combined manufacturing capacity of Flash Partners and Flash Alliance. The Company expects to receive repayment on outstanding Flash Partners and Flash Alliance Notes Receivable and reduce equipment lease obligations by a total of approximately $1.0 billion through this transaction.  The total value of approximately $1.0 billion is expected to be comprised of approximately 50% reduction of Notes Receivable and 50% reduction of future lease obligations.  The Company and Toshiba will continue to be equal partners for the approximately 70% remaining current capacity of Flash Partners and Flash Alliance.  The Company will have the option to purchase a part of the sold 30% capacity from Toshiba on a foundry basis and will have the option to continue to invest up to 50% in future Flash Alliance expansions and technology transitions in Flash Partners and Flash Alliance.  The Company and Toshiba will continue their existing joint technology development in advanced NAND and 3-dimensional read/write memory.  The Company is currently negotiating a definitive agreement and expects this transaction to be completed in the first quarter of fiscal year 2009.

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

We adopted Statement of Financial Accounting Standards No. 157, or SFAS 157, Fair Value Measurements, as of the beginning of fiscal year 2008.  In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have only adopted the provisions of SFAS 157 with respect to our financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.  See Note 2, “Fair Value Measurements,” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

We adopted Statement of Financial Accounting Standards No. 159, or SFAS 159, Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value.  As of September 28, 2008, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value.  See Note 2, “Fair Value Measurements,” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

Results of Operations.
	Three months ended				Nine months ended
	September 28, 2008	% of Revenues	September 30, 2007	% of Revenues	September 28, 2008	% of Revenues	September 30, 2007	% of Revenues
	(In millions, except percentages)
Product revenues	$689.6	83.9%	$918.8	88.6%	$2,101.1	84.5%	$2,328.1	87.8%
License and royalty revenues	131.9	16.1%	118.6	11.4%	386.4	15.5%	322.4	12.2%
Total revenues	821.5	100.0%	1,037.4	100.0%	2,487.5	100.0%	2,650.5	100.0%
Cost of product revenues	812.8	98.9%	680.5	65.6%	2,040.0	82.0%	1,839.3	69.4%
Amortization of acquisition-related intangible assets	14.6	1.8%	14.6	1.4%	43.8	1.8%	50.2	1.9%
Total cost of product revenues	827.4	100.7%	695.1	67.0%	2,083.8	83.8%	1,889.5	71.3%
Gross profit (loss)	(5.9)	(0.7%)	342.3	33.0%	403.7	16.2%	761.0	28.7%
Operating expenses
Research and development	104.6	12.7%	110.5	10.7%	328.1	13.2%	307.4	11.6%
Sales and marketing	87.8	10.7%	72.5	7.0%	245.6	9.9%	189.2	7.1%
General and administrative	47.1	5.7%	45.6	4.4%	158.6	6.4%	133.8	5.1%
Amortization of acquisition-related intangible assets	4.8	0.6%	4.6	0.4%	13.8	0.5%	20.7	0.8%
Restructuring	—	—	—	—	4.1	0.1%	6.7	0.2%
Total operating expenses	244.3	29.7%	233.2	22.5%	750.2	30.1%	657.8	24.8%
Operating income (loss)	(250.2)	(30.4%)	109.1	10.5%	(346.5)	(13.9%)	103.2	3.9%
Other income (expense)	(0.4)	(0.1%)	29.2	2.8%	46.0	1.8%	104.0	3.9%
Income (loss) before taxes	(250.6)	(30.5%)	138.3	13.3%	(300.5)	(12.1%)	207.2	7.8%
Provision for (benefit from) income taxes	(95.4)	(11.6%)	53.7	5.1%	(95.3)	(3.8%)	89.5	3.4%
Minority interest	—	—	—	—	—	—	5.2	0.1%
Net income (loss)	$(155.2)	(18.9%)	$84.6	8.2%	$(205.2)	(8.3%)	$112.5	4.3%

Product Revenues.
	Three months ended			Nine months ended
	September 28, 2008	September 30, 2007	Percent Change	September 28, 2008	September 30, 2007	Percent Change
	(In millions, except percentages)
Retail	$433.1	$607.7	(28.7)%	$1,272.8	$1,436.0	(11.4%)
OEM	256.5	311.1	(17.6%)	828.3	892.1	(7.2%)
Product revenues	$689.6	$918.8	(25.0%)	$2,101.1	$2,328.1	(9.8%)

The decrease in our product revenues for the three months ended September 28, 2008 as compared to the three months ended September 30, 2007 resulted from a 63% reduction in average selling price per gigabyte, partially offset by a 105% increase in the number of gigabytes sold.  The decrease in our product revenues for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007 resulted from a 59% reduction in average selling price per gigabyte, partially offset by a 127% increase in the number of gigabytes sold.  Price declines in fiscal year 2008 have been steep due to industry-wide supply and demand imbalance.

The decline in retail product revenues for the three and nine months ended September 28, 2008 versus the comparable periods in fiscal year 2007 was due to minimal growth in unit demand more than offset by aggressive price declines.

Original equipment manufacturer, or OEM, product revenues for the three months ended September 28, 2008 decreased versus the comparable period in fiscal year 2007 primarily due to price declines more than offsetting unit growth.  OEM product revenues for the nine months ended September 28, 2008 were lower than the comparable period in fiscal year 2007 due to price declines more than offsetting unit growth and the discontinuation of our TwinSys LLC operations on March 31, 2007, which contributed $53.0 million of product revenues in the first quarter of fiscal year 2007 prior to ceasing operations.

Our ten largest customers represented approximately 49% and 47% of our total revenues in the three and nine months ended September 28, 2008, respectively, compared to 44% and 47% in the three and nine months ended September 30, 2007.  In the three and nine months ended September 28, 2008, revenue from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 13% of our total revenues in each period, respectively.  No other customer exceeded 10% of our total revenues during those periods.  No customer exceeded 10% of our total revenues in the three months ended September 30, 2007.  Customers who exceeded 10% of our total revenues in the nine months ended September 30, 2007 were Sony Ericsson Mobile Communications AB, or Sony Ericsson, and Samsung, each of which were 10% of our total revenues.

Geographical Product Revenues.
	Three months ended					Nine months ended
	September 28, 2008	% of Product Revenues	September 30, 2007	% of Product Revenues	Percent Change	September 28, 2008	% of Product Revenues	September 30, 2007	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$235.5	34.1%	$278.2	30.3%	(15.4%)	$706.4	33.6%	$745.0	32.0%	(5.2%)
Japan	44.8	6.5%	62.3	6.8%	(28.2%)	146.4	7.0%	215.7	9.3%	(32.1%)
Europe and Middle East	170.1	24.7%	281.0	30.6%	(39.5%)	539.7	25.7%	610.1	26.2%	(11.5%)
Asia-Pacific	220.0	31.9%	273.3	29.7%	(19.5%)	658.7	31.3%	654.7	28.1%	0.6%
Other foreign countries	19.2	2.8%	24.0	2.6%	(19.8%)	49.9	2.4%	102.6	4.4%	(51.4%)
Product revenues	$689.6	100.0%	$918.8	100.0%	(25.0%)	$2,101.1	100.0%	$2,328.1	100.0%	(9.8%)

Product revenues declined in all regions for the three months ended September 28, 2008 versus the comparable period in fiscal year 2007 due to aggressive industry price declines as well as unit sales declines in Europe and Japan.  Regional declines in product revenues for the nine months ended September 28, 2008 were due primarily to aggressive industry price declines partially offset by unit sales growth in all regions except Japan.  The decline in Japan was primarily due to the termination of the TwinSys LLC venture on March 31, 2007, which contributed $53.0 million of product revenues in the nine months ended September 30, 2007.

License and Royalty Revenues.
	Three months ended			Nine months ended
	September 28, 2008	September 30, 2007	Percent Change	September 28, 2008	September 30, 2007	Percent Change
	(In millions, except percentages)
License and royalty revenues	$131.9	$118.6	11.2%	$386.4	$322.4	19.9%

The increase in our license and royalty revenues for the three and nine months ended September 28, 2008 over the comparable periods of fiscal year 2007 was due to higher NAND-based royalties and the addition of new licensees.

Gross Profit (Loss) and Margin.
	Three months ended			Nine months ended
	September 28, 2008	September 30, 2007	Percent Change	September 28, 2008	September 30, 2007	Percent Change
	(In millions, except percentages)
Product gross profit (loss)	$(137.9)	$223.7	(161.6%)	$17.4	$438.6	(96.0%)
Product gross margin (as a percent of product revenues)	(20.0%)	24.4%		0.8%	18.8%
Total gross margin (as a percent of total revenues)	(0.7%)	33.0%		16.2%	28.7%

Product gross margin for the three months ended September 28, 2008 was negative and lower than the comparable period of fiscal year 2007 due primarily to aggressive industry price declines resulting in the sale of products below cost and related lower-of-cost or market and excess inventory charges of $109.0 million for both inventory on-hand and in the channel.

Product gross margin for the nine months ended September 28, 2008 was lower than the comparable period of fiscal year 2007 due primarily to aggressive price declines resulting in the sale of products below cost in the third quarter of fiscal year 2008, lower-of-cost or market and excess inventory charges for both inventory on-hand and in the channel, and decline of the U.S. dollar to Japanese yen exchange rate.

In the three and nine months ended September 28, 2008 and September 30, 2007, we sold approximately $16.3 million, $27.1 million, $9.3 million and $10.2 million, respectively, of inventory that had been fully written-off or reserved.

Research and Development.
	Three months ended			Nine months ended
	September 28, 2008	September 30, 2007	Percent Change	September 28, 2008	September 30, 2007	Percent Change
	(In millions, except percentages)
Research and development	$104.6	$110.5	(5.4%)	$328.1	$307.4	6.8%
Percent of revenue	12.7%	10.7%		13.2%	11.6%

Our reduction in research and development expense for the three months ended September 28, 2008 versus the comparable period in fiscal year 2007 was due primarily to lower Flash Alliance start-up costs of $7.9 million.

Our research and development expense growth for the nine months ended September 28, 2008 versus the comparable period in fiscal year 2007 included increased employee-related costs of $8.9 million and increased engineering consulting, material and equipment costs of $14.5 million and $9.3 million of increases in other engineering costs, partially offset by lower Flash Alliance start-up costs of $11.9 million.

Sales and Marketing.
	Three months ended			Nine months ended
	September 28, 2008	September 30, 2007	Percent Change	September 28, 2008	September 30, 2007	Percent Change
	(In millions, except percentages)
Sales and marketing	$87.8	$72.5	21.3%	$245.6	$189.2	29.9%
Percent of revenue	10.7%	7.0%		9.9%	7.1%

Our sales and marketing expense growth for the three months ended September 28, 2008 over the comparable period in fiscal year 2007 was primarily due to increased branding and merchandising costs of $15.9 million.

Our sales and marketing expense growth for the nine months ended September 28, 2008 over the comparable period in fiscal year 2007 was primarily due to increased branding and merchandising costs of $48.1 million and increased employee-related costs of $5.2 million.

General and Administrative.
	Three months ended			Nine months ended
	September 28, 2008	September 30, 2007	Percent Change	September 28, 2008	September 30, 2007	Percent Change
	(In millions, except percentages)
General and administrative	$47.1	$45.6	3.3%	$158.6	$133.8	18.6%
Percent of revenue	5.7%	4.4%		6.4%	5.1%

Our general and administrative expense growth for the three months ended September 28, 2008 over the comparable period in fiscal year 2007 was primarily related to increased legal and outside advisor costs of $6.4 million, partially offset by lower employee-related costs of $2.2 million and lower bad debt expense of $2.2 million.

Our general and administrative expense growth for the nine months ended September 28, 2008 over the comparable period in fiscal year 2007 was primarily related to increased legal and outside advisor costs of $23.7 million and bad debt expense of $3.2 million, offset by lower employee-related costs of $2.1 million.

Amortization of Acquisition-Related Intangible Assets.
	Three months ended			Nine months ended
	September 28, 2008	September 30, 2007	Percent Change	September 28, 2008	September 30, 2007	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$4.8	$4.6	3.6%	$13.8	$20.7	(33.5%)
Percent of revenue	0.6%	0.4%		0.5%	0.8%

Amortization of acquisition-related intangible assets was lower in the three and nine months ended September 28, 2008 compared to the three and nine months ended September 30, 2007, due to intangibles that were fully amortized in fiscal year 2007.  Our expense from the amortization of acquisition-related intangible assets was primarily related to our acquisitions of Matrix Semiconductor, Inc. in January 2006 and msystems Ltd. in November 2006.

Net acquisition-related intangible assets at September 28, 2008 were $243.3 million.  If we are required to evaluate our goodwill under a Step 2 analysis as defined by Statement of Financial Accounting Standard No. 142, or SFAS 142, Goodwill and Other Intangible Assets, we will also be required to evaluate our intangible assets for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Any potential impairment of intangible assets would increase expenses in a current period and decrease expenses in subsequent periods.  See Note 4, “Goodwill and Other Intangible Assets,” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

Restructuring.
	Three months ended			Nine months ended
	September 28, 2008	September 30, 2007	Percent Change	September 28, 2008	September 30, 2007	Percent Change
	(In millions, except percentages)
Restructuring	$—	$—	—	$4.1	$6.7	(39.2%)
Percent of revenue		—		0.1%	0.2%

During the second quarter of fiscal year 2008, we implemented a restructuring plan in order to reduce our cost structure, which included reductions of our workforce in all functions of the organization worldwide.

As a result of our second quarter of fiscal year 2008 restructuring plan, we expect to reduce our annual spending by approximately $15.2 million, of which approximately 26%, 17%, 41% and 16% will be reflected as a reduction in operations, research and development expense, sales and marketing expense, and general and administrative expense, respectively.

Other Income.
	Three months ended			Nine months ended
	September 28, 2008	September 30, 2007	Percent Change	September 28, 2008	September 30, 2007	Percent Change
	(In millions, except percentages)
Interest income	$26.0	$31.8	(18.3%)	$75.0	$104.0	(27.9%)
Interest expense and other income (expense), net	(26.4)	(2.6)	(970.7%)	(29.0)	—	N/A
Total other income (loss)	$(0.4)	$29.2	(101.5%)	$46.0	$104.0	(55.8%)

The decrease in other income for the three and nine months ended September 28, 2008 compared to the three and nine months ended September 30, 2007 was primarily due to impairment of our equity investment in Tower Semiconductor, Ltd., or Tower, of ($11.7) million, impairment of our investment in FlashVision Ltd., or FlashVision, of ($10.4) million and lower interest income from reduced interest rates and lower cash and investment balances.

Provision for (Benefit from) Income Taxes.
	Three months ended			Nine months ended
	September 28, 2008	September 30, 2007	Percent Change	September 28, 2008	September 30, 2007	Percent Change
	(In millions, except percentages)
Provision for (benefit from) income taxes	$(95.4)	$53.7	(277.7%)	$(95.3)	$89.5	(206.6%)
Effective tax rate	38.1%	38.8%		31.7%	43.2%

The decrease in our effective tax rate for the three and nine months ended September 28, 2008 compared to the three and nine months ended September 30, 2007 was primarily due to the impact of the jurisdictional changes in earnings and losses and the tax impact of certain items not directly related to earnings.

The balance of unrecognized tax benefits as of September 28, 2008 decreased $4.0 million from June 29, 2008 and increased $22.7 million from December 30, 2007.  Approximately $10.1 million of the $22.7 million increase in unrecognized tax benefits in the nine months ended September 28, 2008 may favorably impact the effective tax rate in future periods.  We recognized interest and/or penalties of $2.0 million and $5.5 million in the three and nine months ended September 28, 2008, respectively, in income tax expense.  We are currently under audit by tax authorities but do not expect that the outcome of these examinations will have a material effect on our financial position, results of operations or liquidity.

Liquidity and Capital Resources.

Our cash flows were as follows:
	Nine months ended
	September 28, 2008	September 30, 2007	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$22.1	$503.7	(95.6%)
Net cash used in investing activities	(142.6)	(1,128.6)	87.4%
Net cash provided by financing activities	11.6	13.5	(14.2%)
Effect of changes in foreign currency exchange rates on cash	(3.7)	1.6	(338.6%)
Net decrease in cash and cash equivalents	$(112.6)	$(609.8)	81.5%

Operating Activities.  Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.  Cash provided by operations was $22.1 million for the first nine months of fiscal year 2008 as compared to cash provided by operations of $503.7 million for the first nine months of fiscal year 2007.  The decline in cash provided by operations in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007, resulted primarily from our net loss of $205.2 million and an increase in inventory of $157.3 million.  The increase in inventory was related primarily to the capacity and production expansion at Flash Alliance increasing at a faster rate than the growth in demand for our products.  Cash flow from accounts receivable in fiscal year 2008 was positively impacted by increased collection efforts but was negatively impacted by reduced product revenue levels as compared with the prior year period.  Within operating activities for the first nine months of fiscal year 2008, there was an increased usage in cash used by other liabilities, primarily related to a reduction in taxes payable due to the current year net loss compared with prior year net income and lower deferred income on shipments to distributors and retailers related to lower revenue levels.

Investing Activities.  Cash used in investing activities for the first nine months of fiscal year 2008 was $142.6 million as compared to $1,128.6 million in the first nine months of fiscal year 2007.  The decrease in cash used in investing was primarily related to reduced purchases of short and long-term investments due to our higher liquidity requirements and the return of $102.5 million on our investment in FlashVision and $39.7 million from the sale of 200-millimeter fab equipment that we owned directly as compared to the return of $37.5 million from FlashVision in the nine months ended fiscal year 2007.  Usage of cash for investments in and loans to Flash Partners and Flash Alliance was $227.2 million in the first nine months of fiscal year 2008 compared to $447.6 million in the first nine months of fiscal year 2007.

Financing Activities.  Net cash provided by financing activities for the first nine months of fiscal year 2008 of $11.6 million as compared to cash provided by financing activities of $13.5 million in the first nine months of fiscal year 2007 was primarily related to lower cash proceeds from employee stock programs and repayment of debt financing in fiscal year 2008 partially offset by the termination of the share repurchase programs which used cash in fiscal year 2007.

Short-Term Liquidity.  At September 28, 2008, we had cash, cash equivalents and short-term investments of $1.57 billion and our working capital balance was $2.15 billion.  We currently expect to loan to and make investments of approximately $0.2 billion in the flash ventures with Toshiba for fab expansion and to spend approximately $0.2 billion for property and equipment during the next twelve months.

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

Financing Arrangements.  At September 28, 2008, we had $1.23 billion of aggregate principal amount in convertible notes outstanding, consisting of $1.15 billion in aggregate principal amount of our 1% Senior Convertible Notes due 2013 and $75.0 million in aggregate principal amount of our 1% Convertible Notes due 2035.

Concurrent with the issuance of the 1% Senior Convertible Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of September 28, 2008, the warrants had an expected life of approximately 5.4 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of September 28, 2008, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Senior Convertible Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Senior Convertible Notes due 2013 or the first day that none of the 1% Senior Convertible Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Senior Convertible Notes due 2013.  As of September 28, 2008, we had not purchased any shares under this convertible bond hedge agreement.

Flash Partners and Flash Alliance Ventures with Toshiba.  We are a 49.9% percent owner in both Flash Partners and Flash Alliance, or hereinafter referred to as Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures.  This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba.  Flash Ventures purchase wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a markup.  We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply.  We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers.  See Note 12, “Related Parties and Strategic Investments,” of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

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

Under Flash Ventures’ agreements, we agreed to share in Toshiba’s costs associated with NAND product development and its common semiconductor research and development activities.  As of September 28, 2008, we had accrued liabilities related to those common research and development expenses of $4.0 million.  Our common research and development obligation related to Flash Ventures is variable but capped at fixed quarterly amounts through fiscal year 2008.  In addition to general NAND product development and common semiconductor research performed by Toshiba, both parties perform direct research and development activities specific to Flash Ventures, and our contribution is based on a variable computation.  We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.

For semiconductor fixed assets that are leased by Flash Ventures, we and/or Toshiba jointly guaranteed on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into from December 2004 through September 2008.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee, net of lease payments as of September 28, 2008, was 194.7 billion Japanese yen, or approximately $1.84 billion based upon the exchange rate at September 28, 2008.

Flash Ventures’ master equipment lease agreements contain customary covenants and events of default related to them which could result in an acceleration of their obligations if there is non-compliance.  In addition, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor.  For example, events of default related to us as a guarantor include our failure to maintain minimum shareholder equity of at least $1.51 billion, or our failure to maintain a minimum corporate rating of BB- or BB+ from at least one of two named independent ratings services.  On October 23, 2008, one of the two named independent ratings services downgraded our credit rating further below the minimum corporate rating threshold, and while this specific downgrade did not trigger non-compliance under Flash Ventures’ master equipment lease agreements, there can be no assurance that the other named independent ratings service will maintain our credit rating above the threshold.  If the other named independent ratings service downgrades our credit rating below the minimum corporate rating threshold, Flash Ventures could become non-compliant under their master equipment lease agreements and may be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution is unsuccessful, we may be required to pay some or all of the entire outstanding lease obligations covered by our guarantee under such Flash Venture master lease agreements.

From time-to-time, we and Toshiba mutually approve increases in the wafer supply capacity of Flash Ventures that may contractually obligate us to increase capital funding.  As of September 28, 2008, Flash Partners’ Fab 3 had reached full capacity of approximately 150,000 wafers per month; however, we expect to continue to invest in Flash Partners in order to convert to the next technology node.  The capacity of Flash Alliance’s Fab 4 at full expansion is expected to be approximately 210,000 wafers per month, and the timeframe to reach full capacity is to be mutually agreed upon by both parties.  During the remainder of fiscal year 2008, we expect to invest approximately $0.4 billion in Flash Ventures, which we expect will be funded through additional investments, loans, lease guarantees and working capital contributions to Flash Ventures.

On October 20, 2008, we entered into a non-binding memorandum of understanding (“MOU”) with Toshiba to sell to Toshiba approximately 30% of the current combined manufacturing capacity of Flash Partners and Flash Alliance. We expect to receive repayment on outstanding Flash Partners and Flash Alliance Notes Receivable and reduce equipment lease obligations by a total of approximately $1.0 billion through this transaction.  The total value of approximately $1.0 billion is expected to be comprised of approximately 50% reduction of Notes Receivable and 50% reduction of future lease obligations.  We and Toshiba will continue to be equal partners for the approximately 70% remaining current capacity of Flash Partners and Flash Alliance.  We will have the option to purchase a part of the sold 30% capacity from Toshiba on a foundry basis and will have the option to continue to invest up to 50% in future Flash Alliance expansions and technology transitions in Flash Partners and Flash Alliance.  We and Toshiba will continue our existing joint technology development in advanced NAND and 3-dimensional read/write memory.  We are currently negotiating a definitive agreement and expect this transaction to be completed in the first quarter of fiscal year 2009.  However, there can be no assurance we will be successful in completing this transaction.

FlashVision Venture with Toshiba.  In the second quarter of fiscal year 2008, we and Toshiba determined that production of NAND flash memory products utilizing 200-millimeter wafers was no longer cost effective relative to market prices for NAND flash memory and decided to wind-down the FlashVision venture.  As part of the ongoing wind-down of FlashVision, Toshiba purchased certain assets of FlashVision.  The existing master equipment lease agreement between FlashVision and a consortium of financial institutions has been retired, thereby releasing us from our contingent indemnification obligation with Toshiba.  Due to the wind-down qualifying as a reconsideration event under Financial Accounting Standards Board, or FASB, Interpretation No. 46 (Revised), or FIN 46(R), Consolidation of Variable Interest Entities, we re-evaluated and concluded that FlashVision is no longer a variable interest entity within the scope of FIN 46(R).  In the three and nine months ended September 28, 2008, we received distributions of $73.5 million and $102.5 million, respectively, relating to our investment in FlashVision.  In the third quarter of fiscal year 2008, we took an impairment on our investment of $10.4 million due to FlashVision’s difficulty in selling the remaining excess capital equipment due to deteriorating market conditions for equipment related to the production of 200-millimeter NAND flash memory products.  At September 28, 2008, we had a net investment in FlashVision of $51.0 million denominated in Japanese yen, offset by $27.9 million of cumulative translation adjustments recorded in OCI.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at September 28, 2008, and the effect those obligations and arrangements are expected to have on our liquidity and cash flow over the next five years is presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including among others, those related to customer programs and incentives, product returns, bad debts, inventories, investments, income taxes, warranty obligations, share-based compensation, contingencies and litigation.  We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources.  Estimates have historically approximated actual results.  However, future results will differ from these estimates under different assumptions and conditions.

During the three months ended September 28, 2008, we implemented the following new critical accounting policy:

Goodwill.  Goodwill from our acquisitions was recorded in accordance with FASB Statement No. 141, Business Combinations.  In accordance with FASB Statement No. 142, or SFAS 142, Goodwill and Other Intangible Assets, we perform our annual impairment analysis on the first day of the fourth quarter of each year, or more often if there are indicators of impairment present. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill.  In the first step (Step 1), we compare our fair value to our carrying value.  If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, then we must perform the second step (Step 2) of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

To determine the fair value used in Step 1, we use our market capitalization based upon our quoted closing stock price per NASDAQ, including an estimated control premium that an investor would be willing to pay for a controlling interest in us.  The control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits.  If we are required to perform a Step 2 analysis, determining the fair value of our off-balance sheet intangibles used in Step 2 requires us to make judgments and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables.  Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business.  Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information.  If future forecasts are revised, they may indicate or require future impairment charges.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.

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

FSP No. APB 14-1.  In May 2008, the FASB issued FASB Staff Position No. APB 14-1, or FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Further, FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, will not permit early application, and will require retrospective application to all periods presented.  We estimate that we would be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Notes due 2013, including approximately $50 million to $55 million in fiscal year 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.  A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars.  However, we do enter into transactions in other currencies, primarily European euros, new Israel shekels, Japanese yen and new Taiwanese dollars.  The most significant of these transactions is our purchases of NAND flash memory from Flash Ventures, which is denominated in Japanese yen.  In addition, we have significant monetary assets and liabilities that are denominated in non-U.S. currencies, including our notes receivable from Flash Ventures.  From December 2007 to September 2008, the Japanese yen has appreciated 6.4% relative to the U.S. dollar.  Significant strengthening or weakening of the U.S. dollar relative to these foreign currencies, especially the Japanese yen, could cause variability in our operating results, financial condition and cash flows.

To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established balance sheet and anticipated transaction risk management programs.  Currency forward contracts and currency options are generally utilized in these hedging programs.  Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”).  If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in income (loss) before taxes of approximately $25.2 million at September 28, 2008.  There would also be impact on future revenues and purchases denominated in currencies other than the U.S. dollar, the most significant of which is our Japanese yen-based wafer purchases from Flash Ventures.  The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement.  The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across several major financial institutions.  However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  This is accomplished by investing in widely diversified marketable securities, consisting primarily of investment grade securities.  In addition, our Flash Ventures have outstanding operating leases, for which the interest rate is tied to the Tokyo Interbank Offer Rate, or TIBOR.  To the extent that there are material adverse changes to TIBOR, our inventory purchase costs from Flash Ventures could increase.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three and nine months ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 13, “Litigation,” in the Notes to the Condensed Consolidated Condensed Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Our operating results may fluctuate significantly, which may adversely affect our financial condition and our stock price.  Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future.  Our results of operations are subject to fluctuations and other risks, including, among others:

•	competitive pricing pressures and industry or our excess supply, resulting in significantly lower average selling prices and lower or negative product gross margins;

•	significant reduction in demand due to a prolonged and severe global economic downturn, or other conditions;

•	reduction in price elasticity of demand related to pricing changes for our markets and products;

•
our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations, which may also lead to increased patent litigation costs;

•	reduced sales to our customers due to continued declines in consumer confidence or worldwide economic weakness;

•
inability to match our captive memory output to overall market demand for our products, which could result in write-downs for excess inventory, lower of cost or market reserves, fixed costs associated with our investments, restructuring of our joint ventures with Toshiba, or other actions;

•	inability to complete definitive agreements with Toshiba in a timely manner, or at all, to restructure our flash memory joint ventures related to our MOU with Toshiba dated October 20, 2008;

•	inability to reduce operating expenses to reflect the current environment while continuing to invest in future technologies and products;

•	expansion of supply from existing competitors and ourselves creating excess market supply, causing our average selling prices to decline faster than our costs;

•
inability to develop or unexpected difficulties or delays in developing or manufacturing with acceptable yields, X3, X4, 3D Read/Write, or other advanced, alternative technologies or difficulty in bringing advanced technologies into volume production at cost competitive levels;

•	increased memory component and other costs as a result of currency exchange rate fluctuations to the U.S. dollar, particularly with respect to the Japanese yen;

•
increased purchases of non-captive flash memory, including due to our plan to restructure and slow the growth of captive capacity, which typically costs more than captive flash memory and may be of less consistent quality;

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

Competitive pricing pressures and industry or our excess supply have resulted in lower average selling prices and negative product gross margins which may continue.  The NAND flash memory industry is currently experiencing a downturn, resulting in supply exceeding demand, leading to significant declines in average selling prices.  For example, our average selling price per gigabyte for product revenues declined 63% in the third quarter of fiscal year 2008 compared to the same period in fiscal year 2007.  Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND and new technologies or other strategic actions by us or our competitors to gain market share.  In the third quarter of fiscal year 2008, we experienced negative product gross margins.  We are expecting a continuation of aggressive industry pricing.  If our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions continue to fail to keep pace with the rate of price declines, our gross margins and operating results will continue to be negatively impacted, leading to quarterly or annual net losses.  Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity.  However, in the recent past, price declines have outpaced growth in unit demand and demand for higher capacities for some products resulting in reduced revenue growth or revenue declines.  There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could harm our margins and revenue.

We have incurred negative product gross margins and net losses, which may continue to reduce our cash flows and harm our financial condition.  In the third quarter of fiscal year 2008, we had negative product gross margins due to sustained aggressive industry price declines as well as higher inventory charges primarily due to lower of cost or market write downs.  As a result, we incurred a net loss of $155.2 million in the third quarter of fiscal year 2008.  We expect product gross margins to continue to be negative in the fourth quarter of fiscal year 2008 and likely into the first half of fiscal year 2009.  Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on industry and our supply/demand balance, our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  If we fail to return to profitability, the continued operating losses will reduce our cash flows and negatively harm our business and financial condition.  If we are unable to generate sufficient cash, we may have to reduce, curtail or terminate certain business activities.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  Our ten largest customers represented approximately 49% and 47% of our total revenues in the three and nine months ended September 28, 2008, respectively, compared to 44% and 47% in the three and nine months ended September 30, 2007.  In the three and nine months ended September 28, 2008, revenue from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 13% of our total revenues in each period, respectively.  No other customer exceeded 10% of our total revenues during those periods.  No customer exceeded 10% of our total revenues in the three months ended September 30, 2007.  Customers who exceeded 10% of our total revenues in the nine months ended September 30, 2007 were Sony Ericsson Mobile Communications AB, or Sony Ericsson, and Samsung, each of which were 10% of our total revenues.  The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.  In addition, the composition of our major customer base changes from year-to-year as we enter new markets, making our revenues from these major customers less predictable from year-to-year.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact our business, financial condition and results of operations.  A significant portion of our sales are made through retailers, either directly or through distributors.  Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs.  As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors.  Price protection against declines in our selling prices has the effect of reducing our deferred revenues and eventually, our revenues.  If our retailers and distributors are not successful, due to weak consumer retail demand caused by the current worldwide economic downturn, decline in consumer confidence, or other factors, we could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations.  Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors.  Certain of our retail and distributor partners are experiencing financial difficulty and prolonged negative economic conditions could cause liquidity issues for our retail and distributor customers and channels.  Changes in the credit worthiness, access to available credit or the failure of any of our significant retail or distribution partners would harm our revenue and our ability to collect on outstanding receivable balances.  Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

We may be unable to license intellectual property to or from third parties as needed, which could expose us to liability for damages, increase our costs or limit or prohibit us from selling products.  If we incorporate third-party technology into our products or if we are found to infringe others’ intellectual property, we could be required to license intellectual property from a third party.  We may also need to license some of our intellectual property to others in order to enable us to obtain important cross-licenses to third-party patents.  We cannot be certain that licenses will be offered when we need them, that the terms offered will be acceptable, or that these licenses will help our business.  If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments.  In addition, if we are unable to obtain a license that is necessary to manufacture our products, we could be required to suspend the manufacture of products or stop our product suppliers from using processes that may infringe the rights of third parties.  We may not be successful in redesigning our products, or the necessary licenses may not be available under reasonable terms.

We may be unable to renew existing licenses, which could reduce our license and royalty revenues. Our license and royalty revenues currently comprise the majority of our operating margin and cash provided by operating activities.  If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed.  Our current license agreement with Samsung expires in August 2009, and to the extent that we are unable to renew this agreement under similar terms or at all, our financial results would be adversely impacted by the reduced license and royalty revenue and the significant patent litigation costs to enforce our patents against and renew our license agreement with Samsung.

We may be unable to complete definitive agreements related to our MOU with Toshiba dated October 20, 2008 in a timely manner, or at all.  On October 20, 2008, we entered into a non-binding MOU with Toshiba to sell approximately 30% of the current combined manufacturing capacity of Flash Partners and Flash Alliance in order to reduce excess inventory and our future production commitments.  See Note 15, “Subsequent Event,” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.  However, if we fail to complete the binding definitive agreements with Toshiba on a timely basis, or at all, we may continue to experience significant excess inventory and production commitments and we would not receive the expected cash and reduction in lease obligations.  Failure to reduce our excess inventory and production commitments and the loss of liquidity that the definitive agreements related to the MOU are expected to provide, could result in a material adverse effect on our business, financial condition and results of operations.

Our financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which has recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Demand for our products is adversely affected by negative macroeconomic factors affecting consumer spending.  The severe tightening of consumer credit, low level of consumer liquidity, and extreme volatility in credit and equity markets have resulted in weakening of consumer confidence and decreased consumer spending.  These and other economic factors have reduced demand for our products and harmed our business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to our business, financial condition and results of operations.

Our revenues depend in part on the success of products sold by our OEM customers.  A significant portion of our sales are to OEMs, which either bundle or embed our flash memory products with their products, such as mobile phones, global positioning system, or GPS, devices and computers.  Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell their products successfully in their markets.  Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to discontinue using our products, our results of operation and financial condition could be harmed.

The continued growth of our business depends on the development and performance of new markets and products for NAND flash.  Our growth is dependent on development of new markets, new applications and new products for NAND flash memory.  Historically, the digital camera market provided the majority of our revenues, but it is now a more mature market representing a declining percentage of our total revenues, and the mobile handset market has emerged as the largest segment of our revenues.  Other markets for flash memory include digital audio and video players, universal serial bus, or USB, drives and solid state drives.  We cannot assure you that the use of flash memory in mobile handsets or other existing markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.  In addition, there can be no assurance that the increase in average product capacity and unit demand in response to price reductions will again generate revenue growth for us as it has in the past.

Our growth is also dependent on continued geographic expansion and we may face difficulties entering or maintaining sales in international markets.  In recent periods prior to the third quarter, our sales have grown faster internationally than in the United States.  Some international markets are subject to a higher degree of commodity pricing than in the United States, subjecting us to increased risk of pricing and margin pressure.

Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products at lower costs or if industry supply exceeds demand.  We secure captive sources of NAND through our significant investments in manufacturing capacity.  We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand.  Our significant investments in manufacturing capacity may require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes.  To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments and our revenues, gross margins and related market share may be negatively impacted.  We may also incur increased inventory or impairment charges related to our captive manufacturing investments and may not be able to exit those investments without significant cost to us.  For example, in the third quarter of fiscal year 2008, we took an impairment on our FlashVision investment of $10.4 million due to FlashVision’s difficulty in selling its excess capital equipment due to deteriorating market conditions and we recorded inventory related charges of $109.0 million for inventory expected to sell below cost, excess inventory and inventory commitments.  In addition, if we finance manufacturing investments with debt, our return may not be sufficient to finance the related debt payments or we may need to raise additional funding, which could be difficult to obtain or may only be available at rates and other terms that are unfavorable.

We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues.  New applications, such as the adoption of flash-based solid state drives, or SSDs, that are designed to replace hard disk drives in devices such as computers and servers, can take several years to develop.  We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate.  For the SSD market to become sizeable, the cost of flash memory must decline significantly so that the cost to consumers is competitive with the cost of hard disk drives.  We believe this will require us to implement multi-level cell, or MLC, technology into our SSDs, which will require us to develop new controllers.  There can be no assurance that our MLC-based SSDs will be able to meet the specifications required to gain customer qualification and acceptance or will be delivered to the market on a timely basis as compared with our competitors.  Other new products, such as slotMedia™, our pre-recorded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  For example, our Sansa®Connect™ product, a Wi-Fi® enabled MP3 player, did not achieve market acceptance or our expected sales volume.

New applications may require significant up-front investment with no assurance of long-term commercial success or profitability.  As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all.

Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products.  For example, certain handset manufacturers and flash memory chip producers are currently advocating the development of a new standard, referred to as Universal Flash Storage, or UFS, for flash memory cards used in mobile phones.  Intel Corporation, or Intel, and Micron Technology, Inc., or Micron, have also developed a new specification for a NAND flash interface, called Open NAND Flash Interface, or ONFI, which would be used primarily in computing devices.  Broad acceptance of new standards, technologies or products may reduce demand for some of our products.  If this decreased demand is not offset by increased demand for new form factors or products that we offer, our results of operations would be harmed.

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

We are developing new generations of MLC technology, including 3-bits per cell, or X3, and 4-bits per cell, or X4.  We believe the successful introduction of X3 and X4 technology may be required in order to achieve the level of future cost reductions necessary for the further adoption of flash memory in consumer applications and to reduce our costs to the level necessary to achieve and maintain profitability.  The performance, reliability, yields and time-to-market of X3 and X4 technologies are uncertain, and there can be no assurance of the commercial success of these technologies.

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

We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer.  Our competitors include many large companies that may have greater advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost.  Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs.  Such practices occurred in the DRAM industry during periods of excess supply and resulted in substantial losses in the DRAM industry.  Our primary semiconductor competitors include Hynix Semiconductor Inc., or Hynix, IM Flash Technologies, or IM Flash, Micron, Numonyx B.V., Samsung and Toshiba.  We, along with Hynix, IM Flash, Samsung and Toshiba, are increasing NAND output and are expected to continue to produce significant NAND output in the future.  In addition, current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND.  Furthermore, the future rate of scaling of the NAND flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications.  If the scaling of NAND slows down or alternative technologies prove to be more economical, our business would be harmed, and our investments in captive fabrication facilities could be impaired.

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

Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do.  The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers.  For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD™ card, which have been a significant driver of our growth.  In the digital audio market, we face competition from well established companies such as Apple, Inc., ARCHOS Technology, Creative Technologies, Ltd., Microsoft Corporation, or Microsoft, Samsung and Sony.  In the USB flash drive market, we face competition from a large number of competitors, including Imation, Kingston, Koninklijke Philips Electronics N.V., Lexar, Memorex, PNY, Sony, Trek 2000 International Ltd. and Verbatim.  In the market for SSDs, we may face competition from large NAND flash producers such as Hynix, Intel, Micron, Samsung and Toshiba, as well as from hard drive manufacturers, such as Hitachi, Ltd., Seagate Technology, and others, who have established relationships with computer manufacturers.  We may also face competition from third-party SSD solutions providers such as Kingston, STEC Inc., and Transcend.

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

The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future.  The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions.  The flash memory industry is currently experiencing significant excess supply, reduced demand, high inventory levels, and accelerated declines in selling prices.  If the oversupply of NAND flash products continues, we may be forced to hold excessive inventory, sell our inventory below cost, and record inventory write-downs, all of which would place additional pressure on our results of operation and our cash position.  We are currently experiencing these conditions in our business and may experience such downturns in the future.

Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to our flash ventures with Toshiba may result in periods of significant excess inventory.  The start of production at Fab 4 at the end of fiscal year 2007 and the continuing ramp of production has increased our captive supply and resulted in excess inventory in the first nine months of fiscal year 2008.  Our obligation to purchase 50% of the supply from Flash Ventures could continue to harm our business and results of operations if our committed supply exceeds demand for our products.  The adverse effects could include, among other things, significant decreases in our product prices, and significant excess, obsolete or lower of cost or market inventory write-downs, such as those we experienced in the third quarter of fiscal year 2008, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

We depend on our Flash Ventures and third parties for silicon supply and any disruption or shortage in our supply from these sources will reduce our revenues, earnings and gross margins.  All of our flash memory products require silicon supply for the memory and controller components.  The substantial majority of our flash memory is currently supplied by Flash Ventures and to a much lesser extent by third-party silicon suppliers.  Any disruption or shortage in supply of flash memory from our captive or non-captive sources would harm our operating results.  The risks of supply disruption are magnified at Toshiba’s Yokkaichi, Japan operations, where Flash Ventures are operated and Toshiba’s foundry capacity is located.  Earthquakes and power outages have resulted in production line stoppages and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future.  For example, in the first quarter of fiscal year 2006, a brief power outage occurred at Fab 3, which resulted in a loss of wafers and significant costs associated with bringing the fab back on line.  In addition, the Yokkaichi location is often subject to earthquakes, which could result in production stoppage, a loss of wafers and the incurrence of significant costs.  Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply for Flash Ventures.  Furthermore, in July 2008, we announced that we have decided to slow our captive supply growth, including delaying Fab 4 expansion and any investment in Fab 5.  If we fail to make timely investments in future capacity additions or our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results could be harmed.

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

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages.  The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors.  Yield problems may not be identified or improved until an actual product is made and can be tested.  As a result, yield problems may not be identified until the wafers are well into the production process.  We have from time-to-time experienced yields that have adversely affected our business and results of operations.  We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations.  For example, if the production ramp and/or yield of 56-nanometer or 43-nanometer X3 technology wafers and 43-nanometer or 32-nanometer 2-bits per cell, or X2, technology wafers do not increase as expected in fiscal years 2008 and 2009, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and results of operations will be harmed.

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

We have a captive assembly and test manufacturing facility in China.  Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly during fiscal year 2008 as we utilize this factory to satisfy an increasing proportion of our assembly and test requirements, and also to produce products with leading-edge technologies such as multi-stack die packages.  Any delays or interruptions in the production ramp or targeted yields or any quality issues at our captive facility could harm our results of operations and financial condition.

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip.  The transition to new generations of products, such as products containing 32-nanometer X2 technology or 43-nanometer X3 technology, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers.  There can be no assurance that these transitions or other future technology transitions will occur on schedule or at the yields or costs that we anticipate.  If Flash Partners or Flash Alliance encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results.  Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results.  We periodically have experienced significant delays in the development and volume production ramp-up of our products.  Similar delays could occur in the future and could harm our business, financial condition and results of operations.

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

Our remaining investment of approximately $51.0 million in our FlashVision venture may not be recoverable.  In the second quarter of fiscal year 2008, we determined that the production of NAND flash memory products utilizing 200-millimeter wafers is no longer cost effective for our products and signed an agreement with Toshiba to wind-down our FlashVision venture.  As of the end of May 2008, the operations of FlashVision were discontinued and a plan was put in place to sell or otherwise dispose of all the tools owned or leased by FlashVision.  In the third quarter of fiscal year 2008, we took an impairment on our investment of $10.4 million due to FlashVision’s difficulty in selling its excess capital equipment due to deteriorating market conditions.  As of September 28, 2008, we had an investment in FlashVision of $51.0 million denominated in Japanese yen, offset by $27.9 million of cumulative translation adjustments recorded in OCI.

Seasonality in our business may result in our inability to accurately forecast our product purchase requirements. Sales of our products in the consumer electronics market are subject to seasonality.  For example, sales have typically increased significantly in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year.  This seasonality makes it more difficult for us to forecast our business, especially in the current global economic environment and its corresponding decline in consumer confidence, which may impact typical seasonal trends.  If our forecasts are inaccurate, we may lose market share or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations.  This seasonality also may lead to higher volatility in our stock price, the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons.

From time-to-time, we overestimate our requirements and build excess inventory, or underestimate our requirements and have a shortage of supply, either of which harm our financial results.  The majority of our products are sold into consumer markets, which are difficult to accurately forecast.  Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter.  Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products.  We have in the past significantly over-forecasted or under-forecasted actual demand for our products.  The failure to accurately forecast demand for our products will result in lost sales or excess inventory, both of which will have an adverse effect on our business, financial condition and results of operations.  In addition, at times inventory may increase in anticipation of increased demand or as captive wafer capacity ramps.  If demand does not materialize, we may be forced to write-down excess inventory or write-down inventory to the lower of cost or market, as was the case in the third quarter of fiscal year 2008, which may harm our financial condition and results of operations.

During periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices.  In order to remain competitive, we may be forced to sell inventory below cost.  If we lose market share due to price competition or we must write-down inventory, our results of operations and financial condition could be harmed.  Conversely, under conditions of tight flash memory supply, we may be unable to adequately increase our production volumes or secure sufficient supply in order to maintain our market share.  If we are unable to maintain market share, our results of operations and financial condition could be harmed.

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

Our global operations and operations at Flash Ventures and third-party subcontractors are subject to risks for which we may not be adequately insured.  Our global operations are subject to many risks including errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities and fires or natural disasters.  No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, coverage of our insurance policies.  From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases, have been unavailable.  We cannot assure you that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially.  We maintain limited insurance coverage and in some cases no coverage for natural disasters and sudden and accidental environmental damages as these types of insurance are sometimes not available or available only at a prohibitive cost.  Accordingly, we may be subject to an uninsured or under-insured loss in such situations.  We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures.  If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants.  In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our business, results of operations and financial condition.  A significant portion of our business is conducted in currencies other than the U.S. dollar which exposes us to adverse movements in foreign currency exchange rates.  These exposures may change over time as our business and business practices evolve, and they could have a material adverse impact on our financial results and cash flows.  Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen.  In the first nine months of fiscal year 2008, the Japanese yen has appreciated relative to the U.S. dollar and this has increased our costs of NAND flash wafers, negatively impacting our gross margins and results of operations.  In addition, our investments in Flash Ventures are denominated in Japanese yen and adverse changes in the exchange rate could increase the cost to us of future funding.  We also have foreign currency exposures related to certain non-dollar-denominated revenue and operating expenses in Europe and Asia.  Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies.  We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

We enter into foreign exchange forward and options contracts to reduce the short-term impact of foreign currency fluctuations on certain foreign currency receivables, and payables. In addition, we currently hedge certain anticipated foreign currency cash flows.  We generally have not hedged our future investments and distributions denominated in Japanese yen related to our Flash Ventures.

Our attempts to hedge against currency risks may not be successful, resulting in an adverse impact on our net income.  In addition, if we do not successfully manage our hedging program in accordance with current accounting guidelines, we may be subject to adverse accounting treatment of our hedging program, which could harm our results of operations and financial condition.  There can be no assurance that this hedging program will be economically beneficial to us.  Further, the availability of foreign exchange credit lines from financial institutions is based upon available credit.  Continued Company operating losses, third party credit rating downgrades of the Company or continued instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate fluctuation risk, which could negatively impact our business, results of operations and financial condition.

Our goodwill and other intangible assets could become impaired, which may require us to take significant non-cash charges against earnings.  Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired.  Certain events or changes in circumstances could require us to test the carrying value of our goodwill and other intangible assets during the interim.  Our stock price has been trading below our net book value per share and if our stock price remains below net book value per share, or other negative business factors exist, we may be required to perform an interim goodwill impairment analysis, which could require an impairment of goodwill as well as require us to perform an analysis and potentially impair our other intangibles.  Any impairment of goodwill or other intangible assets as a result of an impairment analysis would result in a one-time non-cash charge against earnings which could materially adversely affect our reported results of operations and our stock price in future periods.  If our goodwill and intangibles impairment analyses determine that an impairment is necessary, we could be required to take a charge of up to $1.1 billion, comprised of up to approximately $844 million of goodwill and up to approximately $243 million of intangible assets as of September 28, 2008.

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

In addition, in September 2007, we and Dr. Eli Harari, our founder, chairman and chief executive officer, received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice investigation into possible antitrust violations in the NAND flash memory industry.  We also received a notice from the Canadian Competition Bureau that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that we preserve any records relevant to such investigation.  We intend to cooperate in these investigations.  We are unable to predict the outcome of these lawsuits and investigations.  The cost of discovery and defense in these actions as well as the final resolution of these alleged violations of antitrust laws could result in significant liability and expense and may harm our business, financial condition and results of operations.  For additional information concerning these proceedings, see Part II, Item 1, “Legal Proceedings.”

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, collaborations, capital investments and the purchase, licensing or sale of assets.  Potential continuing uncertainty surrounding these activities may result in legal proceedings and claims against us, including class and derivative lawsuits on behalf of our shareholders.  We may be required to expend significant resources, including management time, to defend these actions and could be subject to damages or settlement costs related to these actions.

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

Tower Semiconductor’s financial situation is challenging.  Tower supplies a significant portion of our controller wafers and is currently a sole source of supply for some of our controllers.  Tower’s ability to continue to supply sufficient controller wafers on a cost-effective basis may be dependent upon Tower having sufficient funds to operate in the short-term and raising the funds required to complete its capacity expansion.  If Tower fails to comply with the financial ratios and covenants contained in the amended credit facility agreement with its banks, fails to attract additional customers, fails to operate its fab facilities in a cost-effective manner, fails to secure additional financing, fails to meet the conditions to receive approved government grants and tax benefits, or fails to obtain the approval of the Israeli Investment Center for a new expansion program, Tower’s continued operations could be at risk.  If this occurs, we will be forced to source our controllers from another supplier and our business, financial condition and results of operations may be harmed.  Specifically, our ability to supply a number of products would be disrupted until we were able to transition manufacturing and qualify a new foundry with respect to controllers that are currently sole sourced at Tower, which could take three or more quarters to complete.

As of September 28, 2008, we had recognized cumulative losses of approximately $67.2 million as a result of the other-than-temporary decline in the value of our investment in Tower ordinary shares, $12.2 million as a result of the impairment in value on our prepaid wafer credits, $2.5 million of losses on an equipment loan to Tower, $0.2 million of losses on a convertible loan to Tower, and $1.3 million of losses on our warrant to purchase Tower ordinary shares.  We are subject to certain legal restrictions on the transfer of our approximately 15.9 million Tower ordinary shares.  It is possible that we will record further write-downs of our investments and loans to Tower, which was carried on our Condensed Consolidated Balance Sheet at $16.5 million at September 28, 2008, which would harm our results of operations and financial condition.

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

Our success depends on our key personnel, including our executive officers, the loss of whom could disrupt our business.  Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, chairman and chief executive officer.  We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time.  Our success will also depend on our ability to recruit additional highly skilled personnel.  Historically, a significant portion of our employee compensation has been dependent on equity compensation, which is directly tied to our stock price.  Currently, the equity incentives for virtually all our employees are underwater, and as a result, our equity compensation has little or no retention value.  In addition, the Company plans to reduce or eliminate annual cash bonuses for the current fiscal year and is engaged in planning further restructuring.  These reductions or any further reduction in these compensation elements may make it more difficult to hire or retain key personnel.

We may incur additional restructuring charges or not realize the expected benefits of new initiatives to reduce costs across our operations.  In 2008, we pursued and will be pursuing a number of initiatives to reduce costs across our operations.  These initiatives included workforce reductions in certain areas as we realigned our business.  For example, in the first nine months of fiscal year 2008, we recorded charges of $4.1 million for employee severance and related costs and we expect to record additional employee severance and related costs for terminated employees in the fourth quarter of fiscal year 2008.  We may not realize the expected benefits of these initiatives.  In addition, we continue to focus on reducing our overhead costs to meet or exceed industry benchmarks.  As a result of these initiatives, we expect to incur restructuring or other charges and we may experience disruptions in our operations and loss of key personnel.

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

To manage our growth or business complexity, we may need to improve our systems, controls, processes and procedures.  We have experienced and may continue to experience rapid growth or changes in business requirements, which could place a significant strain on our managerial, financial and operations resources and personnel.  Our business and number of employees have increased significantly over the last several years.  We must continually enhance our operational, accounting and financial systems to accommodate the growth, changing practices, and increasing complexity of our business.  For example, we have recently decided to replace our enterprise resource planning, or ERP, system.  This project requires significant investment, the re-engineering of many processes used to run our business, and the attention of many employees and managers who would otherwise be focused on other aspects of our business.  The design and implementation of the new ERP system could also take longer than anticipated and put further strain on our ability to run our business on the older, existing ERP system.  Any design flaws or delays in the new ERP system or any distraction of our workforce from competing business requirements could harm our business or results of operations.  We must also continue to enhance our controls and procedures and workforce training.  If we do not manage or adapt our systems, processes and procedures to our changing or growing business and organization, our business and results of operations could be harmed.

Under certain conditions, a portion or the entire outstanding lease obligations related to Flash Ventures’ master equipment lease agreements could be accelerated, which if triggered could harm our business, negatively impact our results from operations, cash flows, and liquidity.  Flash Ventures’ master equipment lease agreements contain customary covenants and events of default related to them which could result in an acceleration of their obligations if there is non-compliance.  In addition, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor.  For example, events of default related to us as a guarantor include our failure to maintain minimum shareholder equity of at least $1.51 billion, or our failure to maintain a minimum corporate rating of BB- or BB+ from at least one of two named independent ratings services.  On October 23, 2008, one of the two named independent ratings services downgraded our credit rating further below the minimum corporate rating threshold, and while this specific downgrade did not trigger non-compliance under Flash Ventures’ master equipment lease agreements, there can be no assurance that the other named independent ratings service will maintain our credit rating above the threshold.  If the other named independent ratings service downgrades our credit rating below the minimum corporate rating threshold, Flash Ventures could become non-compliant under their master equipment lease agreements and may be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution is unsuccessful, we may be required to pay a portion or the entire outstanding lease obligations covered by our guarantee under such Flash Venture master lease agreements.

We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding the flash ventures with Toshiba or ventures with other third parties, increasing our wafer supply, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.  We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in ventures with third parties for at least the next twelve months; however, we may in the future raise additional funds, including funds to meet our obligations with respect to Flash Ventures, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.  The current worldwide financing environment is extremely challenging, which could make it more difficult for us to raise funds on reasonable terms or at all.  From time-to-time, we may decide to raise additional funds through public or private debt, equity or lease financings.  If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.  If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business.  In the coming year, we expect Flash Ventures to add to their outstanding equipment leases which will require us to increase the value of the lease guarantees we provide.  The amount of our equipment lease guarantees is included in financial ratios that the rating agencies use to assess our credit rating.  If our credit rating is downgraded or access to credit in Japanese financial markets is reduced, future operating leases may not be available to us on acceptable terms or at all.  If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our technology or products, fulfill our obligations to Flash Ventures, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could have a negative impact on our business.

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

The accounting method for convertible debt securities with net share settlement, such as our 1% Senior Convertible Notes due 2013 is scheduled to change.  In May 2008, the FASB issued FASB Staff Position No. APB 14-1, or FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  The FSP APB 14-1 requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Further, the FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations.  The FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, does not permit early application, and requires retrospective application to all periods presented.  Our estimate based upon the current interpretations by the FASB, is that we will be required to report an additional before tax, non-cash interest expense of approximately $400 million over the life of the 1% Senior Convertible Notes due 2013, including approximately $50 million to $55 million in fiscal year 2008.

We have significant financial obligations related to our flash ventures with Toshiba, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013 and our 1% Convertible Notes due 2035.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  In addition, we may enter into future agreements to increase manufacturing capacity, including the expansion of Fab 4.  As of September 28, 2008, we had guarantee obligations for Flash Venture master lease agreements of approximately $1.84 billion.  As of September 28, 2008, we had unfunded commitments of approximately $0.95 billion to fund our various obligations under the Flash Partners and Flash Alliance ventures with Toshiba.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repurchase the notes.

The settlement of the 1% Senior Convertible Notes due 2013 or the 1% Convertible Notes due 2035 may have adverse consequences.  The 1% Senior Convertible Notes due 2013 are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount and the conversion value of the 1% Senior Convertible Notes due 2013 and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the daily conversion values.  The holders of the 1% Convertible Notes due 2035 have a put option in March 2010 and various dates thereafter under which they can demand cash repayment of the principal amount of $75 million.

Our failure to convert the 1% Senior Convertible Notes due 2013 into cash or a combination of cash and common stock upon exercise of a holder’s conversion right in accordance with the provisions of the indenture would constitute a default under the indenture.  Similarly, our failure to settle the 1% Convertible Notes due 2035 if we were forced to repurchase the Notes in March 2010 or thereafter would constitute a default under the indenture.  We may not have the financial resources or be able to arrange for financing to pay such principal amount in connection with the surrender of the 1% Senior Convertible Notes due 2013 or the 1% Convertible Notes due 2035.  While we currently only have debt related to the 1% Senior Convertible Notes due 2013 and the 1% Convertible Notes due 2035 and we do not have other agreements that would restrict our ability to pay the principal amount of any convertible notes in cash, we may enter into such an agreement in the future, which may limit or prohibit our ability to make any such payment.  In addition, a default under the indenture could lead to a default under existing and future agreements governing our indebtedness.  If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and amounts owing in respect of the conversion, maturity, or put of any convertible notes.

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

SANDISK CORPORATION
(Registrant)

Dated: November 7, 2008	By: /s/ Judy Bruner
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