Form 10-K
period 2008-12-28
SANDISK CORP
filed 2009-02-25
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                to

Commission file number:  0000-26734

SANDISK CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	77-0191793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 McCarthy Blvd. Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

(408) 801-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value; Rights to Purchase Series A Junior Participating Preferred Stock	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,426,356,806 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2009
Common Stock, $0.001 par value per share	226,149,437 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended December 28, 2008 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 2009 (Proxy Statement)	Part III

SANDISK CORPORATION

PART I

ITEM 1.  BUSINESS

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations.  Forward-looking statements are subject to risks and uncertainties.  Our actual results may differ materially from the results discussed in these forward-looking statements.  Factors that could cause our actual results to differ materially include, but are not limited to, those discussed in “Risk Factors” in Item 1A of this report, and elsewhere in this report.  Our business, financial condition or results of operations could be materially adversely affected by any of these factors.  We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.  References in this report to “SanDisk®,” “we,” “our,” and “us,” collectively refer to SanDisk Corporation, a Delaware corporation, and its subsidiaries.  All references to years or annual periods are references to our fiscal years, which consisted of 52 weeks in 2008, 2007 and 2006.

Overview

Who We Are.  SanDisk Corporation, a S&P 500 company, is the inventor of and worldwide leader in NAND-based flash storage cards.  Flash storage technology allows data to be stored in a durable, compact format that retains the digital information even after the power has been switched off.  Our mission is to provide simple, reliable and affordable storage at different capacities for consumer use in a wide variety of formats and devices.  We sell SanDisk branded products for consumer electronics through broad global retail and original equipment manufacturer, or OEM, distribution channels.

We design, develop and manufacture products and solutions in a variety of form factors using our flash memory, controller and firmware technologies.  We source the vast majority of our flash memory supply through our significant flash venture relationships with Toshiba Corporation, or Toshiba, which provide us with leading-edge, low-cost memory wafers.  Our card products are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers.  We also provide high-speed and high-capacity storage solutions, known as solid-state drives, or SSDs, that can be used in lieu of hard disk drives in a variety of computing devices, including personal computers and enterprise servers.  We also produce Universal Serial Bus, or USB, drives, and MP3 players as well as embedded flash storage products that are used in a variety of systems for the enterprise, industrial, military and other markets.

Our Strategy.  Our strategy is to be an industry-leading supplier of flash storage solutions and to develop large scale markets for flash-based storage products.  We maintain our technology leadership by investing in advanced technologies and flash memory fabrication capacity in order to produce leading-edge, low-cost flash memory for use in end-products that we design and market.  We are a one-stop-shop for our retail and OEM customers, selling all major flash storage card formats for our target markets in high volumes.

Our revenues are driven by the sale of our products and the licensing of our intellectual property.  We believe the market for flash storage is price elastic, meaning that a decrease in the price per megabyte results in demand for higher capacity and the emergence of new applications for flash storage.  We continuously reduce the cost of NAND flash memory, which we believe over time will enable new markets and expand existing markets and allow us to achieve higher overall revenue.  However, pricing in the NAND flash industry depends on the balance between supply and demand, and in periods of oversupply, price declines can more than offset unit growth, leading to a decline in product revenues, as was the case in fiscal year 2008.  In the last three years, price decline has been greater than cost decline due to industry-wide oversupply of NAND flash memory, resulting in a decline in our product gross margin, which was negative in fiscal year 2008.

We enable new markets for NAND flash memory through a variety of embedded and removable card form factors.  We are founders or co-founders of most major form factors of flash storage cards in the market today.  We pioneered the Secure Digital, or SD™, card, together with a subsidiary of Toshiba and Panasonic Corporation, or Panasonic.  The SD card is currently the most popular form factor of flash storage cards used in digital cameras.  Subsequent to pioneering the SD card, we worked with mobile network operators and handset manufacturers to develop the miniSD™ card and microSD™ card to satisfy the need for even smaller form factor memory cards.  The microSD card has become the leading card format for mobile phones.  With Sony Corporation, or Sony, we co-own the Memory Stick PRO™ format and co-developed the SxS memory card specification for high-capacity and high-speed file transfer in professional camcorders.  We also worked with Canon, Inc. to co-found the CompactFlash®, or CF, standard.  Through our internal development and technology obtained through acquisitions, we also hold key intellectual property for USB drives.  We plan to continue to work with leading mobile communications and digital consumer device companies to discover new markets for flash storage products.

Our team has a deep understanding of flash memory technology and we develop and own leading-edge technology and patents for the design, manufacture and operation of flash memory and data storage cards.  One of the key technologies that we have patented and successfully commercialized is multi-level cell technology, or MLC, which allows a flash memory cell to be programmed to store two or more bits of data in approximately the same area of silicon that is typically required to store one bit of data.  We have an extensive patent portfolio that has been licensed by several leading semiconductor companies and other companies in the flash memory business.  Our cumulative license and royalty revenues over the last three fiscal years were more than $1.29 billion.

We have invested with Toshiba in high volume, state-of-the-art flash manufacturing facilities in Japan.  Our commitment takes the form of capital investments and loans to the flash ventures with Toshiba, credit enhancements of these ventures’ leases of semiconductor manufacturing equipment, take-or-pay commitments to purchase up to 50% of the output of these flash ventures with Toshiba at manufacturing cost plus a mark-up and sharing in the cost of SanDisk-Toshiba joint research and development activities related to flash memory.  We refer to the flash memory which we purchase from the SanDisk-Toshiba joint ventures as captive memory.  Our long-term strategy is to have a mix of captive and non-captive supply and we have historically supplemented our sourcing of captive flash memory with purchases of non-captive memory, primarily from Samsung Electronics Co., Ltd., or Samsung, Toshiba and Hynix Semiconductor, Inc., or Hynix.

In fiscal year 2008, we purchased almost no non-captive memory and our inventory balances grew due to the growth of output from the flash ventures with Toshiba and weak consumer demand influenced by worldwide macroeconomic conditions.  Recently, we have implemented measures that we believe will provide us with a better supply/demand balance and allow us to return our flash memory supply model to a mix of captive and non-captive memory.  The primary measure taken is to restructure our joint ventures by selling more than 20% of the venture’s capacity to Toshiba.  In addition, we and Toshiba will be operating the fabs at less than full capacity for at least the first quarter of fiscal year 2009.

In addition to flash memory, our products include controllers that interface between the flash memory and digital consumer devices.  We design the controllers in-house and fabricate the controllers at third-party foundries.  Our flash memory products are assembled at our in-house assembly and test facility in Shanghai, China, and through our network of contract manufacturers.

We sell our products globally to retail and OEM customers.  We continue to expand our retail customer base to new geographic regions as well as to new outlets such as mobile storefronts, supermarkets and drug stores.  We also sell directly and through distributors to OEM customers, which include mobile phone and digital camera manufacturers, that include our products with their products when sold to end users.  This strategy allows us to leverage the market position, geographic footprint and brand strength of our customers to achieve broad market penetration for our products.  In North America, we sell our products principally through retailers such as Best Buy Co., Inc., or Best Buy, Costco Wholesale Corporation, RadioShack Corporation, Staples, Inc., and Wal-Mart Stores, Inc.  In Europe and Asia, our key customers include Duttenhofer GmbH & Co. KG, Hama GmbH & Co. KG, or Hama, Kaga Electronics Co. Ltd., Nokia Corporation, Sony Ericsson Mobile Communications AB and Zenitron Corporation.

Additional Information.  We were incorporated in Delaware in June 1988 under the name SunDisk Corporation and changed our name to SanDisk Corporation in August 1995.  We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements.  Those reports and statements and all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act (1) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, (2) are available at the SEC’s internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC.  Information regarding the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Our website address is www.sandisk.com.  Information on our website is not incorporated by reference nor otherwise included in this report.  Our principal executive offices are located at 601 McCarthy Blvd., Milpitas, CA 95035, and our telephone number is (408) 801-1000.  SanDisk is a trademark of SanDisk Corporation, and is registered in the United States, or U.S., and other countries.  Other brand names mentioned herein are for identification purposes only and may be the trademarks of their respective holder(s).

Description of Our Business

Industry Background.  We operate in the digital electronics industry, which encompasses personal computers, or PCs, notebook computers, consumer electronics, communications and industrial products.  Our products use flash memory to store digital information for devices such as mobile phones, digital cameras, digital video camcorders, gaming devices, portable digital audio/video players, PCs, blade servers and global positioning system, or GPS, devices.  These applications require storage that is small in form factor, portable and removable, highly reliable, high capacity, low in power consumption and heat dissipation, and capable of withstanding high levels of shock vibration and temperature fluctuation.

The flash memory market is primarily comprised of NOR and NAND technologies.  NOR is traditionally used for code storage and is characterized by fast read speeds.  NOR generally costs more per megabyte and has lower storage capacities than NAND.  NAND flash memory is traditionally used for embedded and removable data storage and is characterized by fast write speeds and high capacities.  We internally develop NAND flash memory technologies, produce the flash memory primarily through the flash ventures with Toshiba and utilize this production output in products that we design and sell to our various end markets.

Our Primary End Markets.  We currently focus on three primary markets:

•
Consumer.  We make and sell flash storage products that address multiple consumer markets.  Certain flash storage cards are used as the film for all major brands of digital cameras.  Our cards are also used to store video in solid-state digital camcorders and to store digital data in many other devices, such as maps in GPS devices.  In addition, portable game devices now include advanced features that require high capacity memory storage cards and we provide SD cards, Memory Stick PRO Duo™ cards and USB drives that are all specifically packaged for the gaming market.  We also sell a line of digital media players with both embedded and removable memory under our Sansa® brand with varying combinations of audio and video capabilities.  We recently introduced slotMusic™ cards which are preloaded with music content and can be used in a wide variety of mobile phones and digital media players.  Primary card formats for consumer devices include CF, SD, Memory Stick® and xD-Picture Card™.

•
Mobile Phones.  We provide embedded, semi-removable and removable storage for mobile phones.  We are a leading supplier of the microSD, SD and Memory Stick product lines of removable storage cards used in mobile phones.  Multimedia features in mobile phones, such as camera functionality, audio/MP3, games, video or internet access, have been increasing in popularity.  These features require additional storage capacity in the mobile phone and transferability of data between devices.

•
Computing.  We provide multiple flash storage devices and solutions for a variety of computing, industrial and enterprise markets.  USB flash drives allow consumers to store computer files, pictures and music on keychain-sized devices and then quickly and easily transfer these files between laptops, notebooks, desktops and other devices that incorporate a USB connection.  USB flash drives are easy to use, have replaced floppy disks and other types of external storage media, and are evolving into intelligent storage devices.  In addition, we sell SSDs that are flash-based storage devices with capacities currently up to 64 gigabytes.  We believe SSDs will become a major market for flash memory over the next several years as they increasingly replace hard disk drives in personal and notebook computers, and enterprise server products.

Our Sales Channels.  Our products are delivered to end-users through worldwide retail storefronts and also by bundling data storage cards with host products or by embedding our data storage products in host devices sold by our OEM customers.

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

We have a separate distribution network focused on the mobile phone market.  Our distributors provide us access to mobile network branded storefronts as well as other retailers with significant mobile communications offerings.

We support our retail sales channels with both direct sales representatives and independent manufacturers’ representatives.  We have organized our sales activities into four regional territories: Americas, Europe, Middle East and Africa, or EMEA, Asia Pacific, or APAC, and Japan.

•
OEM.  Our OEM customers include manufacturers of mobile phones, digital cameras, PCs, GPS and other digital consumer devices, such as gaming devices.  Our products are sold directly to OEMs and through distributors.  We support our OEM customers through our direct sales representatives as well as through independent manufacturers’ representatives.

As of the end of fiscal years 2008 and 2007, our backlog was $169 million and $224 million, respectively.  Due to industry practice that allows customers to change or cancel orders with limited advance notice prior to shipment, we do not believe that backlog, as of any particular date, is indicative of future sales.

Our revenues are generally highest in our fourth quarter due to the holiday buying season.  In the fourth quarter of fiscal year 2008, the seasonal lift in our revenues was less than usual due to worldwide recessionary conditions and aggressive industry pricing.

Our Customers.  In fiscal years 2008, 2007 and 2006, revenues from our top 10 customers and licensees accounted for approximately 48%, 46% and 52% of our total revenues, respectively.  In fiscal year 2008, Samsung accounted for 13% of our total revenues through a combination of license and royalty and product revenues.  All customers were less than 10% of our total revenues in fiscal years 2007 and 2006.  The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve.  Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.

Our Products.  Our products are sold under the SanDisk brand in a wide variety of form factors and include the following:

•
Removable Cards.  Our removable data storage solutions are available in almost every major form factor in our primary markets.  For example, our CompactFlash removable cards, available in capacities up to 32 gigabytes, are well-suited for a range of consumer applications, including digital cameras.  Our professional products include the SanDisk Ultra® and SanDisk Extreme® product lines which are designed with additional performance and reliability.  Our ultra-small microSD removable cards, available in capacities up to 16 gigabytes, are designed for use in mobile phones.

•
USB Drives.  Our Cruzer® line of USB Flash Drives, or UFDs, are used in the computing and consumer markets, are available in capacities up to 16 gigabytes, are highly-reliable and are designed for high-performance.  Our Cruzer products provide the user with the ability to carry files and application software on a portable USB drive.  Also, our Cruzer Crossfire UFDs are specially designed to make the console or PC gaming experience portable.  Our Professional and Enterprise line of UFDs are geared towards the corporate user and are specifically designed to support secure and authorized access to corporate information.

•
Embedded and Semi-Removable Products.  Our embedded products are a set of reliable, high-capacity, high performance and cost-effective embedded flash memory drive solutions for both data and code storage.  Our iNAND™ embedded flash product line, with capacities up to 16 gigabytes, are designed to respond to the increasing demand for embedded storage for mobile phones and other portable devices.  We also offer high-capacity SSDs targeted for the personal computing and network server markets in capacities up to 64 gigabytes.

•
Digital Media Players.  Sansa is our branded line of flash-based digital media players for the digital audio and video player market.  Many of our Sansa models offer a removable card slot for easy transportability of music between devices and storage capacity expansion.  Features within our Sansa line of products include FM radio, voice recording and support for a variety of audio and video music download and subscription services.  Sansa media players are available in capacities up to 32 gigabytes.  We recently launched our slotMusic™  and slotRadio™ products that greatly simplify music content availability for consumers.

Technology.  Since our inception, we have focused our research, development and standardization efforts on developing highly reliable, high-performance, cost-effective flash memory storage products in small form factors to address a variety of emerging markets.  We have been actively involved in all aspects of this development, including flash memory process development, module integration, chip design, controller development and system-level integration, to help ensure the creation of fully-integrated, broadly interoperable products that are compatible with both existing and newly developed system platforms.  We developed and commercialized 2-bits/cell flash MLC, or X2, and more recently 3-bits/cell flash MLC, or X3, technology.  We are also investing in the development of 4-bits/cell flash MLC, or X4, storage technologies.  In addition, we are investing in the development of three-dimensional, or 3D, memory architecture with multiple read-write capabilities.  We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of these standards through interoperability and ease-of-use.  We believe our core technical competencies are in:

•	high-density flash memory process, module integration, device design and reliability;

•	securing data on a flash memory device;

•	controller design;

•	system-level integration;

•	compact packaging; and

•	low-cost system testing.

To achieve compatibility with various electronic platforms regardless of the host processors or operating systems used, we developed new capabilities in flash memory chip design and created intelligent controllers.  We also developed an architecture that can leverage advances in process technology designed for scaleable, high-yielding, cost-effective and highly reliable manufacturing processes.  We design our products to be compatible with industry-standard interfaces used in standard operating systems for PCs, mobile phones, gaming devices, digital media players and other consumer and industrial products.

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

As of the end of fiscal year 2008, we owned, or had rights to, more than 1,100 U.S. patents and more than 600 foreign patents.  We had more than 1,450 patent applications pending in the U.S., and had foreign counterparts pending on many of the applications in multiple jurisdictions.  We continually seek additional international and U.S. patents on our technology.

We have various patent licenses with several companies including, among others, Hynix, Intel Corporation, or Intel, Lexar Media, Inc., or Lexar, a subsidiary of Micron Technology, Inc., or Micron, Panasonic, Renesas Technology Corporation, or Renesas, Samsung, Sharp Electronics KK, or Sharp, Sony and Toshiba.  From time-to-time, we have also entered into discussions with other companies regarding potential license agreements for our patents.

Trade secrets and other confidential information are also important to our business.  We protect our trade secrets through confidentiality and invention assignment agreements.

Supply Chain.  Our supply chain is an important competitive advantage.

•
Silicon Sourcing.  All of our flash memory card products require silicon chips for the memory and controller components.  The majority of our memory is supplied from the flash ventures with Toshiba.  This represents captive memory supply and we are obligated to take our share of the output from the flash ventures with Toshiba or pay the fixed costs associated with that capacity.  See “Ventures with Toshiba.”  We also purchase non-captive NAND memory supply primarily from Samsung and Hynix, and source our 3D one-time programmable, or OTP, memory on a foundry basis at Taiwan Semiconductor Manufacturing Company, Ltd., or TSMC.  We are guaranteed a certain amount of the total output from Samsung and Hynix, but we are not obligated to use the guaranteed supply until we give them an order for future purchases.  Our controller wafers are currently supplied by Semiconductor Manufacturing International Corporation, or SMIC, TSMC, Tower Semiconductor Ltd., or Tower, and United Microelectronics Corporation, or UMC.  We have a foundry agreement with Tower on a purchase order basis.

•
Assembly and Testing.  We sort and test our wafers at Toshiba in Yokkaichi, Japan, and Ardentec Corporation in Taiwan.  Our flash memory products are assembled in both our in-house assembly and test facility in Shanghai, China, and through our network of contract manufacturers, including STATS ChipPAC Ltd., or STATS ChipPAC, in China, and Siliconware Precision Industries Co., Ltd., or SPIL, in Taiwan.  Our packaged memory final test, card assembly and card test is performed at our in-house facility and at subcontractors such as SPIL and United Test and Assembly Center Ltd., in Taiwan, and Beautiful Enterprise Co., Ltd., Flextronics International Ltd., or Flextronics, Global Brands Manufacture Ltd. and STATS ChipPAC, in China.  We believe the use of our in-house assembly and test facility as well as subcontractors reduces the cost of our operations and gives us access to increased production capacity.

Ventures with Toshiba

We and Toshiba have entered into several business ventures.  In May 2000, we formed FlashVision Ltd., or FlashVision, which produced 200-millimeter NAND flash memory wafers.  In September 2004, we and Toshiba formed Flash Partners Ltd., or Flash Partners, or Fab 3, which produces 300-millimeter NAND flash wafers and operated at full production capacity of approximately 150,000 wafers per month during fiscal year 2008.  In July 2006, we and Toshiba formed Flash Alliance Ltd., or Flash Alliance, or Fab 4, a 300-millimeter wafer fabrication facility which began initial production in the third quarter of fiscal year 2007 with full capacity estimated to be approximately 210,000 wafers per month.  Fab 4 was ramped to more than 50% of this estimated full capacity by the end of fiscal year 2008.  We are currently not investing in further capacity expansion of Fab 4 as weak macroeconomic conditions coupled with the growth of our NAND supply base have resulted in us carrying excess inventory.  During fiscal year 2008, the 200-millimeter FlashVision venture ceased operation as planned.  The FlashVision venture is in the process of selling its equipment.

With the Flash Partners and Flash Alliance ventures, or hereinafter referred to as Flash Ventures, located at Toshiba’s Yokkaichi Japan operations, we and Toshiba collaborate in the development and manufacture of NAND-based flash memory products using the semiconductor manufacturing equipment owned or leased by each venture entity.  We hold a 49.9% ownership position in each of the current Toshiba and SanDisk venture entities.  Each venture entity purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up.  We are committed to purchase half of each venture’s NAND wafer supply or pay for half of the venture’s fixed costs regardless of the output we choose to purchase.  We are also committed to fund 49.9% of each venture’s costs to the extent that the venture’s revenues from wafer sales to us and Toshiba are insufficient to cover these costs.  The investments in each venture entity are shared equally between us and Toshiba.  In addition, we have the right to purchase a certain amount of wafers from Toshiba on a foundry basis.  See Note 20, “Subsequent Events,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report, for further information regarding our definitive agreement with Toshiba to restructure Flash Ventures current production capacity.

Competition

We face competition from numerous semiconductor manufacturers and manufacturers and resellers of flash memory cards, USB drives, digital audio players and other consumer electronics devices.  We also face competition from manufacturers of hard disk drives and from new technologies.

Key Competitive Advantages.  Our key competitive advantages are:

•	we have a tradition of innovation and standards creation which enables us to grow the overall market for flash memory;

•	our intellectual property ownership, in particular our patent claims and MLC manufacturing know-how, provides us with license and royalty revenue as well as certain cost advantages;

•	Flash Ventures provide us with leading edge, low-cost flash memory;

•	we market and sell a broader range of card formats than any of our competitors, which gives us an advantage in obtaining strong retail and OEM distribution;

•	we have global retail distribution of our products through worldwide retail storefronts; and

•	we have worldwide leading market share in removable flash cards and UFDs.

Semiconductor Manufacturers.  Our primary semiconductor competitors currently include Hynix, IM Flash Technologies LLC, or IMFT (a company formed by Micron and Intel), Micron, Samsung, and Toshiba.

Flash Memory Card and USB Drive Manufacturers.  Our primary card and USB drive competitors currently include, among others, A-DATA Technology Co., Ltd., or A-DATA, Buffalo, Inc., or Buffalo, Chips and More GmbH, or CnMemory, Dane-Elec Memory, or Dane-Elec, Eastman Kodak Company, or Kodak, Elecom Co., Ltd., or Elecom, FUJIFILM Corporation, or FUJI, Gemalto N.V., or Gemalto, Hagiwara Sys-Com Co., Ltd., or Hagiwara, Hama, Hynix, Imation Corporation, or Imation, and its division Memorex Products, Inc., or Memorex, I-O Data Device, Inc., or I-O Data, Kingmax Digital, Inc., or KingMax, Kingston Technology Company, Inc., or Kingston, Lexar, Micron, Netac Technology Co., Ltd., or Netac, Panasonic, PNY Technologies, Inc., or PNY, RITEK Corporation, or RITEK, Samsung, Sony, STMicroelectronics N.V., or STMicroelectronics, Toshiba, Tradebrands International, or Tradebrands, Transcend Information, Inc., or Transcend, and Verbatim Americas LLC, or Verbatim.

Solid-State Drive and Hard Disk Drive Manufacturers.  Our SSDs face competition from other manufacturers of SSDs, including Intel, Samsung, Toshiba, and others.  Our SSDs also face competition from hard disk drives, which are offered by companies including, among others, Seagate Technology LLC, or Seagate, Samsung and Western Digital Corporation, or Western Digital.

Digital Audio/Video Player Manufacturers.  Our digital audio/video players face strong competition from products offered by companies, including Apple Inc., or Apple, ARCHOS Technology, or ARCHOS, Coby Electronics Corporation, or Coby, Creative Technology Ltd., or Creative, Koninklijke Philips Electronics N.V., or Royal Philips Electronics, Microsoft Corporation, or Microsoft, Samsung and Sony.

Other Technologies.  Other technologies compete with our product offerings and many companies are attempting to develop memory cells that use different designs and materials in order to reduce memory costs.  These potential competitive technologies include 3D, which we are also developing with Toshiba, phase-change and charge-trap flash technologies.

Employees

As of December 28, 2008, we had 3,565 full-time employees, including 1,341 in research and development, 500 in sales and marketing, 468 in general and administration, and 1,256 in operations.  As of December 28, 2008, approximately 249 of our employees had been notified that their positions were being eliminated and they remained employed during a notice period.  None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage.  We believe that our employee relations are satisfactory.

Executive Officers

Our executive officers, who are elected by and serve at the discretion of our board of directors, are as follows (all ages are as of February 15, 2009):

Name	Age	Position
Eli Harari	63	Chairman of the Board and Chief Executive Officer
Sanjay Mehrotra	50	President and Chief Operating Officer
Judy Bruner	50	Executive Vice President, Administration and Chief Financial Officer
Yoram Cedar	56	Executive Vice President, OEM Business and Corporate Engineering

Dr. Eli Harari, the founder of SanDisk, has served as Chief Executive Officer and as a director of SanDisk since June 1988.  He was appointed Chairman of the Board in June 2006.  Dr. Harari also served as President from June 1988 to June 2006.  From 1973 to 1988, Dr. Harari held various technical and management positions with Waferscale Integration, Inc., Honeywell Inc., Intel Corporation and Hughes Microelectronics Ltd.  Dr. Harari holds a Ph.D. in Solid State Sciences from Princeton University and has more than 100 patents issued in the field of non-volatile memories and storage systems.

Sanjay Mehrotra co-founded SanDisk in 1988 and has been our President since June 2006.  He continues to serve as our Chief Operating Officer, a position he has held since 2001, and he has previously served as our Executive Vice President, Vice President of Engineering, Vice President of Product Development, and Director of Memory Design and Product Engineering.  Mr. Mehrotra has more than 29 years of experience in the non-volatile semiconductor memory industry including engineering and engineering management positions at SanDisk, Integrated Device Technology, Inc., SEEQ Technology, Inc., Intel Corporation and Atmel Corporation.  Mr. Mehrotra earned B.S. and M.S. degrees in Electrical Engineering and Computer Sciences from the University of California, Berkeley.  He also holds several patents and has published articles in the area of non-volatile memory design and flash memory systems.

Judy Bruner has been our Chief Financial Officer and Executive Vice President, Administration since June 2004.  She served as a member of our board of directors from July 2002 to July 2004.  Ms. Bruner has over 25 years of financial management experience, including serving as Senior Vice President and Chief Financial Officer of Palm, Inc., a provider of handheld computing and communications solutions, from September 1999 until June 2004.  Prior to Palm, Inc., Ms. Bruner held financial management positions with 3Com Corporation, Ridge Computers and Hewlett-Packard Company.  Since January 2009, Ms. Bruner has served on the board of directors and the audit committee of Brocade Communications Systems, Inc.  Ms. Bruner holds a B.A. degree in Economics from the University of California, Los Angeles and an M.B.A. degree from Santa Clara University.

Yoram Cedar is our Executive Vice President, OEM Business and Corporate Engineering.  Prior to October 2005, Mr. Cedar served as our Senior Vice President of Engineering and Emerging Market Business Development.  Mr. Cedar began his career at SanDisk in 1998 when he joined as Vice President of Systems Engineering.  He has extensive experience working in product definition, marketing and development of systems and embedded flash-based semiconductors.  Prior to SanDisk, he was the Vice President of New Business Development at Waferscale Integration, Inc. and has more than 30 years of experience in design and engineering management of electronic systems.  Mr. Cedar earned B.S. and M.S. degrees in Electrical Engineering and Computer Architecture from Technion, Israel Institute of Technology, Haifa, Israel.

ITEM 1A.  RISK FACTORS

Our operating results may fluctuate significantly, which may adversely affect our financial condition and our stock price.  Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future.  Our results of operations are subject to fluctuations and other risks, including, among others:

•	competitive pricing pressures, and industry or our excess supply, resulting in significantly lower average selling prices and lower or negative product gross margins;

•	significant reduction in demand due to a prolonged and severe global economic downturn, or other conditions;

•	reduction in price elasticity of demand related to pricing changes for our markets and products;

•
our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations, which may also lead to increased patent litigation costs;

•	reduced sales due to continued declines in consumer confidence or worldwide economic weakness;

•
a potential future downgrade in our corporate rating by Rating & Investment Information, Inc., leading to non-compliance with certain covenants in, or potential default under, certain Flash Venture master equipment leases;

•
inability to match our captive memory output to overall market demand for our products, which could result in write-downs for excess inventory, lower of cost or market reserves, fixed costs associated with our investments, restructuring of our joint ventures with Toshiba, or other actions;

•	inability to complete the restructuring transactions with Toshiba announced on January 29, 2009 in a timely manner, or at all;

•	increased memory component and other costs as a result of currency exchange rate fluctuations to the U.S. dollar, particularly with respect to the Japanese yen;

•	inability to reduce operating expenses to reflect the current environment while continuing to invest in future technologies and products;

•	expansion of supply from existing competitors and ourselves creating excess market supply, causing our average selling prices to decline faster than our costs;

•
inability to develop or unexpected difficulties or delays in developing or manufacturing with acceptable yields, X3, X4, 3D Read/Write, or other advanced, alternative technologies or difficulty in bringing advanced technologies such as 32-nanometer NAND flash memory into volume production at cost competitive levels;

•
increased purchases of non-captive flash memory, including due to our plan to restructure and slow the growth of captive capacity, which typically costs more than captive flash memory and may be of less consistent quality;

•	unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or for our products in certain markets or geographies;

•
difficulty in forecasting and managing inventory levels due to noncancelable contractual obligations to purchase materials, such as custom non-memory materials, and the need to build finished product in advance of customer purchase orders;

•	timing, volume and cost of wafer production from Flash Ventures as impacted by fab start-up delays and costs, technology transitions, yields or production interruptions;

•	disruption in the manufacturing operations of suppliers, including suppliers of sole-sourced components;

•	potential delays in the emergence of new markets and products for NAND-based flash memory and acceptance of our products in these markets;

•	timing of sell-through and the financial liquidity of our distributors and retail customers;

•
errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;

•	write-downs or impairments of our investments in fabrication capacity, equity investments and other assets;

•	impairment of intangible assets related to our acquisitions;

•	insufficient assembly and test capacity from our Shanghai facility or our contract manufacturers; and

•	other factors described under “Risk Factors” and elsewhere in this report.

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margin which may continue and if we do not experience adequate price elasticity, our revenues may continue to decline.  The NAND flash memory industry is currently in the midst of a severe downturn, characterized by supply exceeding demand, which has led to significant declines in average selling prices.  For example, our average selling price per gigabyte for product revenues declined 70% in the fourth quarter of fiscal year 2008 as compared to the same period of fiscal year 2007, and declined 62% in fiscal year 2008 compared to fiscal year 2007.  The price decline was especially aggressive in the second half of fiscal year 2008, with sequential price declines of 30% in the third quarter and 28% in the fourth quarter.  Price declines have exceeded cost declines in each of the last three fiscal years, resulting in negative product gross margin in fiscal year 2008.  Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND and new technologies or other strategic actions by us or our competitors to gain market share.  If our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions continue to fail to keep pace with the rate of price declines, our product gross margin and operating results will continue to be negatively impacted, leading to quarterly or annual net losses.

Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity.  However, in fiscal year 2008, price declines outpaced unit and megabyte growth resulting in reduced revenue as compared to fiscal year 2007.  There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could continue to harm our margins and revenue.

We have incurred negative product gross margins and net losses, which may continue to reduce our cash flows and harm our financial condition.  In the fourth quarter of fiscal year 2008, we had negative product gross margins due to sustained aggressive industry price declines as well as higher inventory charges primarily due to lower of cost or market write downs.  We expect product gross margins to continue to be negative through the first quarter of fiscal year 2009.  Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on industry and our supply/demand balance, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  If we fail to return to profitability, continued operating losses will reduce our cash flows and cash resources, and negatively harm our business and financial condition.  If we are unable to generate sufficient cash, we may have to reduce, curtail or terminate certain business activities.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  In fiscal years 2008, 2007 and 2006, revenues from our top 10 customers and licensees accounted for approximately 48%, 46% and 52% of our total revenues, respectively.  In fiscal year 2008, Samsung accounted for 13% of our total revenues through a combination of license and royalty and product revenues.  All customers were less than 10% of our total revenues in fiscal years 2007 and 2006.  The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve.  Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.  The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.  In addition, the composition of our major customer base changes from year-to-year as we enter new markets, making our revenues from these major customers less predictable from year-to-year.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact our business, financial condition and results of operations.  A significant portion of our sales are made through retailers, either directly or through distributors.  Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs.  As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors.  Price protection against declines in our selling prices has the effect of reducing our deferred revenues and eventually, our revenues.  If our retailers and distributors are not successful, due to weak consumer retail demand caused by the current worldwide economic downturn, decline in consumer confidence, or other factors, we could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations.  Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors.  Certain of our retail and distributor partners are experiencing financial difficulty and prolonged negative economic conditions could cause liquidity issues for our retail and distributor customers and channels.  For example, two of our North American retail customers, Circuit City, Inc. and Ritz Camera Centers, Inc., recently filed for bankruptcy protection.  Negative changes in customer credit worthiness; the ability of our customers to access credit; or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.  In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory or impairment charges.

We may be unable to renew existing licenses, which could reduce our license and royalty revenues.  If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed.  Our current license agreement with Samsung expires in August 2009, and to the extent that we are unable to renew this agreement under similar terms or at all, our financial results would be adversely impacted by the reduced license and royalty revenue and the significant patent litigation costs to enforce our patents against and renew our license agreement with Samsung.  In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties from Samsung as the current agreement nears expiration.

We may be unable to complete the transactions with Toshiba, announced on January 29, 2009, in a timely manner, or at all.  On January 29, 2009, we entered into a definitive agreement with Toshiba to restructure Flash Ventures by selling to Toshiba more than 20% of Flash Ventures current production capacity through the acquisition by Toshiba of certain owned and leased equipment.  The total value of the restructuring transaction to us is approximately $890 million based upon the exchange rate as of January 29, 2009.  Approximately one-third of this value will be in cash paid to us and approximately two-thirds of this value represents a transfer of lease obligations to Toshiba which should reduce our outstanding lease obligations and associated lease guarantees by approximately 28%.  These transactions are expected to occur at several closings between January 30, 2009 and March 31, 2009, subject to certain closing conditions and contingencies.  However, if we fail to complete the transactions with Toshiba on a timely basis, or at all, we may continue to experience significant excess captive capacity and the associated fixed costs, and we would not benefit from the expected cash and reduction in lease obligations.  This would harm our business, financial condition and results of operations.

Our financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which has recently deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future.  Demand for our products is adversely affected by negative macroeconomic factors affecting consumer spending.  The severe tightening of consumer credit, low level of consumer liquidity, and extreme volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending.  These and other economic factors have reduced demand for our products and harmed our business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to our business, financial condition and results of operations.

Our revenues depend in part on the success of products sold by our OEM customers.  A significant portion of our sales are to OEMs, which either bundle or embed our flash memory products with their products, such as mobile phones, GPS devices and computers.  Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell their products successfully in their markets.  Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to discontinue using our products, our results of operations and financial condition could be harmed.

The future growth of our business depends on the development and performance of new markets and products for NAND-based flash memory.  Our future growth is dependent on development of new markets, new applications and new products for NAND-based flash memory.  Historically, the digital camera market provided the majority of our revenues, but it is now a more mature market, and the mobile handset market has emerged as the largest segment of our revenues.  Other markets for flash memory include digital audio and video players, USB drives and SSDs.  We cannot assure you that the use of flash memory in mobile handsets or other existing markets and products will develop and grow fast enough, or that new markets will adopt NAND flash technologies in general or our products in particular, to enable us to grow.  Our future growth is also dependent on continued geographic expansion and we may face difficulties entering or maintaining sales in international markets.  Some international markets are subject to a higher degree of commodity pricing or tariffs and import taxes than in the U.S., subjecting us to increased risk of pricing and margin pressure.

Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products at lower costs or if industry supply continues to exceed demand.  We secure captive sources of NAND through our significant investments in manufacturing capacity.  We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand.  Our significant investments in manufacturing capacity require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes.  To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments and our revenues, gross margins and related market share may be negatively impacted.  We may also incur increased inventory or impairment charges related to our captive manufacturing investments and may not be able to exit those investments without significant cost to us.  For example, in fiscal year 2008, we took impairment charges related to FlashVision, Flash Partners and Flash Alliance of approximately $93 million, primarily due to NAND industry pricing conditions due to supply exceeding demand.  In addition, in fiscal year 2008, we recorded inventory reserves primarily for lower-of-cost-or-market for both inventory on-hand and in the channel of $394 million. We also recorded a charge of $121 million in fiscal year 2008 for adverse purchase commitments associated with under utilization of Flash Partners and Flash Alliance capacity for the 90-day period in which we have non-cancelable orders.

Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to Flash Ventures may result in periods of significant excess inventory.  The start of production at Fab 4 at the end of fiscal year 2007 and the continuing ramp of production has increased our captive supply and resulted in excess inventory in fiscal year 2008.  Our obligation to purchase 50% of the supply from Flash Ventures could continue to harm our business and results of operations if our committed supply exceeds demand for our products.  The adverse effects could include, among other things, significant decreases in our product prices, and significant excess, obsolete or lower of cost or market inventory write-downs, such as those we experienced in fiscal year 2008, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues.  New applications, such as the adoption of flash-based SSDs that are designed to replace hard disk drives in devices such as computers and servers, can take several years to develop.  We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate.  For the solid-state drive market to become sizeable, the cost of flash memory must decline significantly so that the cost to consumers is competitive with the cost of hard disk drives.  We believe this will require us to implement multi-level cell, or MLC, technology into our SSDs, which will require us to develop new controllers.  There can be no assurance that our MLC-based SSDs will be able to meet the specifications required to gain customer qualification and acceptance or will be delivered to the market on a timely basis as compared with our competitors.  Other new products, such as slotMusic™, our pre-recorded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  For example, our Sansa®Connect™ product, a Wi-Fi® enabled MP3 player, did not achieve market acceptance or our expected sales volume.

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

Consumer devices that use NAND-based flash memory do so in either a removable card or an embedded format.  We offer NAND-based flash memory products in both categories; however, our market share is strongest for removable flash memory products.  If designers and manufacturers of consumer devices, including mobile phones, increase their usage of embedded flash memory, we may not be able to sustain our market share.  In addition, if NAND-based flash memory is used in an embedded format, we would have less opportunity to influence the capacity of the NAND-based flash products and we would not have the opportunity for additional after-market retail sales related to these consumer devices or mobile phones.  Any loss of market share or reduction in the average capacity of our product sales or any loss in our retail after-market opportunity could harm our operating results and business condition.

We are developing X4, a new generation of MLC technology which is expected to contribute to planned future memory cost reductions.  The performance, reliability, yields and time-to-market of X4 technology is uncertain, and there can be no assurance of the commercial success of this technology.

In addition, we are investing in future alternative technologies, particularly our 3D semiconductor memory.  We are investing significant resources to develop this technology for multiple read-write applications; however, there can be no assurance that we will be successful in developing this or other technologies or that we will be able to achieve the yields, quality or capacities to be cost competitive with existing or other alternative technologies.

We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer.  Our competitors include many large companies that may have greater advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost.  Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs.  Such practices occurred in the DRAM industry during periods of excess supply and resulted in substantial losses in the DRAM industry.  Our primary semiconductor competitors include Hynix, IMFT, Micron, Samsung and Toshiba.  We, along with Hynix, IMFT, Samsung and Toshiba, are increasing NAND output and are expected to continue to produce significant NAND output in the future.  In addition, current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND-based flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND.  Furthermore, the future rate of scaling of the NAND-based flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications.  If the scaling of NAND-based flash technology slows down or alternative technologies prove to be more economical, our business would be harmed, and our investments in captive fabrication facilities could be impaired.

We also compete with flash memory card manufacturers and resellers.  These companies purchase or have a captive supply of flash memory components and assemble memory cards.  Our primary competitors currently include, among others, A-DATA, Buffalo, CnMemory, Dane-Elec, Elecom, FUJI, Gemalto, Hagiwara, Hama, Imation, I-O Data, KingMax, Kingston, Kodak, Lexar, Memorex, Micron, Netac, Panasonic, PNY, RITEK, Samsung, Sony, STMicroelectronics, Toshiba, Tradebrands, Transcend, and Verbatim.

Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do.  The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers.  For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD™ card, which have been a significant driver of our growth.  In the digital audio market, we face competition from well established companies such as Apple, ARCHOS, Coby, Creative, Microsoft, Royal Philips Electronics, Samsung and Sony.  In the USB flash drive market, we face competition from a large number of competitors, including Hynix, Imation, Kingston, Lexar, Memorex, PNY, Sony and Verbatim.  In the market for SSDs, we face competition from large NAND flash producers such as Intel, Samsung and Toshiba, as well as from hard drive manufacturers, such as Seagate, Samsung, Western Digital and others, who have established relationships with computer manufacturers.  We also face competition from third-party solid-state drive solutions providers such as Kingston, STEC Inc., and Transcend.

Furthermore, many companies are pursuing new or alternative technologies or alternative forms of NAND, such as phase-change and charge-trap flash technologies which may compete with NAND-based flash memory.  New or alternative technologies, if successfully developed by our competitors, and if we are unable to scale our technology on an equivalent basis, could provide an advantage to these competitors.

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

Under certain conditions, a portion or the entire outstanding lease obligations related to Flash Ventures’ master equipment lease agreements could be accelerated, which would harm our business, results of operations, cash flows, and liquidity.  Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of December 28, 2008, Flash Ventures was in compliance with all of its master lease covenants.  While our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, our R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.

On February 4, 2009, R&I confirmed our credit rating at BBB- with a change in outlook from stable to negative.  If R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution is unsuccessful, we may be required to pay a portion or the entire outstanding lease obligations up to $2.09 billion, based upon the exchange rate at December 28, 2008, covered by our guarantee under such Flash Ventures master lease agreements, which would substantially deplete our cash position and may force us to seek additional financing, which may or may not be available.

The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future.  The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions.  The flash memory industry is currently experiencing significant excess supply, reduced demand, high inventory levels, and accelerated declines in selling prices.  If the oversupply of NAND-based flash products continues, we may be forced to hold excessive inventory, sell our inventory below cost, and record inventory write-downs, all of which would place additional pressure on our results of operation and our cash position.  We are currently experiencing these conditions in our business and may experience such downturns in the future.

We depend on Flash Ventures and third parties for silicon supply and any disruption or shortage in our supply from these sources will reduce our revenues, earnings and gross margins.  All of our flash memory products require silicon supply for the memory and controller components.  The substantial majority of our flash memory is currently supplied by Flash Ventures and to a much lesser extent by third-party silicon suppliers.  Any disruption or shortage in supply of flash memory from our captive or non-captive sources would harm our operating results.  The risks of supply disruption are magnified at Toshiba’s Yokkaichi, Japan operations, where Flash Ventures are operated and Toshiba’s foundry capacity is located.  Earthquakes and power outages have resulted in production line stoppages and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future.  For example, in the first quarter of fiscal year 2006, a brief power outage occurred at Fab 3, which resulted in a loss of wafers and significant costs associated with bringing the fab back on line.  In addition, the Yokkaichi location is often subject to earthquakes, which could result in production stoppage, a loss of wafers and the incurrence of significant costs.  Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply from Flash Ventures.  If we have disruption in our captive wafer supply or if our non-captive sources fail to supply wafers in the amounts and at the times we expect, we may not have sufficient supply to meet demand and our operating results could be harmed.

Currently, our controller wafers are manufactured by SMIC, TSMC, Tower and UMC.  Any disruption in the manufacturing operations of our controller wafer vendors would result in delivery delays, adversely affect our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take several quarters to complete.  In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources.  If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and our business, financial condition and operating results may suffer.  Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages.  The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors.  Yield problems may not be identified or improved until an actual product is made and can be tested.  As a result, yield problems may not be identified until the wafers are well into the production process.  We have from time-to-time experienced yields that have adversely affected our business and results of operations.  We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations.  For example, if the production ramp and/or yield of 43-nanometer X3 technology wafers, or 43-nanometer or 32-nanometer X2 technology wafers do not increase as expected in fiscal year 2009, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and results of operations will be harmed.

We depend on our captive assembly and test manufacturing facility in China and our business could be harmed if this facility does not perform as planned.  Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly during fiscal year 2008 and we now utilize this factory to satisfy a majority of our assembly and test requirements, and also to produce products with leading-edge technologies such as multi-stack die packages.  Any delays or interruptions in the production ramp or targeted yields or any quality issues at our captive facility could harm our results of operations and financial condition.

We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned.  We rely on third-party subcontractors for a portion of our wafer testing, IC assembly, packaged testing, product assembly, product testing and order fulfillment.  From time-to-time, our subcontractors have experienced difficulty meeting our requirements.  If we are unable to increase the capacity of our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products.  We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontract suppliers.  We do not have exclusive relationships with any of our subcontractors, and therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products.  We are not able to directly control product delivery schedules.  Furthermore, we manufacture on a turnkey basis with some of our subcontract suppliers.  In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line.  Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business.  Successive generations of our products have incorporated semiconductors with greater memory capacity per chip.  The transition to new generations of products, such as products containing 32-nanometer X2 technology or 43-nanometer X3 technology, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers.  There can be no assurance that these transitions or other future technology transitions will occur on schedule or at the yields or costs that we anticipate.  If Flash Ventures encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results.  Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results.  We periodically have experienced significant delays in the development and volume production ramp-up of our products.  Similar delays could occur in the future and could harm our business, financial condition and results of operations.

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

Our remaining investment of approximately $64 million in our FlashVision venture may not be recoverable.  In the second quarter of fiscal year 2008, we determined that the production of NAND flash memory products utilizing 200-millimeter wafers is no longer cost effective and signed an agreement with Toshiba to wind-down our FlashVision venture.  As of the end of May 2008, the operations of FlashVision were discontinued and a plan was put in place to sell or otherwise dispose of the tools owned or leased by FlashVision.  In fiscal year 2008, we took an impairment on our investment of approximately $10 million due to FlashVision’s difficulty in selling its excess capital equipment due to deteriorating market conditions.  As of December 28, 2008, we had an investment in FlashVision of $64 million denominated in Japanese yen, offset by $43 million of cumulative translation adjustments recorded in Accumulated Other Comprehensive Income, or OCI.  A depreciation of the Japanese yen to U.S. dollar exchange rate or a decrease in the expected final cash distribution from FlashVision could result in further impairments on this investment, which could harm our financial results.

From time-to-time, we overestimate our requirements and build excess inventory, or underestimate our requirements and have a shortage of supply, either of which harm our financial results.  The majority of our products are sold into consumer markets, which are difficult to accurately forecast.  Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter.  Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products.  We have in the past significantly over-forecasted or under-forecasted actual demand for our products.  The failure to accurately forecast demand for our products will result in lost sales or excess inventory, both of which will have an adverse effect on our business, financial condition and results of operations.  In addition, at times inventory may increase in anticipation of increased demand or as captive wafer capacity ramps.  If demand does not materialize, we may be forced to write-down excess inventory or write-down inventory to the lower of cost or market, as was the case in fiscal year 2008, which may harm our financial condition and results of operations.

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

We have some non-silicon components which have long-lead times requiring us to place orders several months in advance of our anticipated demand.  The extended period of time to secure these long-lead time parts increases our risk that forecasts will vary substantially from actual demand, which could lead to excess inventory or loss of sales.

We are sole-sourced from time to time for certain of our components and the absence of a back-up supplier exposes our supply chain to unanticipated disruptions.  We rely on our vendors, some of which are the sole source of supply for certain of our components.  We do not have long-term supply agreements with most of these vendors.  Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply.

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

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our business, results of operations and financial condition.  A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates.  These exposures may change over time as our business and business practices evolve, and they could have a material adverse impact on our financial results and cash flows.  Our most significant exposure is related to our purchases of NAND-based flash memory from Flash Ventures, which is denominated in Japanese yen.  In fiscal year 2008, the Japanese yen significantly appreciated relative to the U.S. dollar and this has increased our costs of NAND flash wafers, negatively impacting our gross margins and results of operations.  In addition, our investments in Flash Ventures are denominated in Japanese yen and adverse changes in the exchange rate could increase the cost to us of future funding or increase our exposure to asset impairments.  We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia.  Additionally, we have exposures to emerging market currencies, which can be extremely volatile.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies.  We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

We enter into foreign exchange forward contracts to reduce the short-term impact of foreign currency fluctuations on certain foreign currency assets and liabilities.  In addition, we hedge certain anticipated foreign currency cash flows with foreign exchange forward and option contracts.  We generally have not hedged our future investments and distributions denominated in Japanese yen related to Flash Ventures.

Our attempts to hedge against currency risks may not be successful, resulting in an adverse impact on our results of operations.  In addition, if we do not successfully manage our hedging program in accordance with current accounting guidelines, we may be subject to adverse accounting treatment of our hedging program, which could harm our results of operations and financial condition.  There can be no assurance that this hedging program will be economically beneficial to us.  Further, the availability of foreign exchange credit lines from financial institutions is based upon available credit.  Continued operating losses, third party downgrades of our credit rating or continued instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate fluctuation risk, which could negatively impact our business, results of operations and financial condition.

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

On October 24, 2007, we initiated two patent infringement actions in the United States District Court for the Western District of Wisconsin and one action in the United States International Trade Commission against 25 companies that manufacture, sell and import USB flash drives, CompactFlash cards, multimedia cards, MP3/media players and/or other removable flash storage products.  There can be no assurance that we will be successful in these actions, that the validity of the asserted patents will be preserved or that we will not face counterclaims of the nature described above.

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

In addition, in September 2007, we and Dr. Eli Harari, our founder, chairman and chief executive officer, received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice investigation into possible antitrust violations in the NAND flash memory industry.  We also received a notice from the Canadian Competition Bureau that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that we preserve any records relevant to such investigation.  We intend to cooperate in these investigations.  We are unable to predict the outcome of these lawsuits and investigations.  The cost of discovery and defense in these actions as well as the final resolution of these alleged violations of antitrust laws could result in significant liability and expense and may harm our business, financial condition and results of operations.  For additional information concerning these proceedings, see Part I, Item 3, “Legal Proceedings.”

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations.  Factors that could cause litigation results to differ include, but are not limited to, the discovery of previously unknown facts, changes in the law or in the interpretation of laws, and uncertainties associated with the judicial decision-making process.  If we receive an adverse judgment in any litigation, we could be required to pay substantial damages and/or cease the manufacture, use and sale of products.  Litigation, including intellectual property litigation, can be complex, can extend for a protracted period of time, can be very expensive, and the expense can be unpredictable.  Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us.  In addition, litigation may divert the efforts and attention of some of our key personnel.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, collaborations, capital investments and the purchase, licensing or sale of assets.  Potential continuing uncertainty surrounding these activities may result in legal proceedings and claims against us, including class and derivative lawsuits on behalf of our stockholders.  We may be required to expend significant resources, including management time, to defend these actions and could be subject to damages or settlement costs related to these actions.

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

Our stock price has been, and may continue to be, volatile, which could result in investors losing all or part of their investments.  The market price of our stock has fluctuated significantly in the past and may continue to fluctuate in the future.  We believe that such fluctuations will continue as a result of many factors, including financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply or demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts.  In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies.  These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock as well as the price of our outstanding convertible notes.

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

Our success depends on our key personnel, including our executive officers, the loss of whom could disrupt our business.  Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, chairman and chief executive officer.  We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time.  Our success will also depend on our ability to recruit additional highly skilled personnel.  Historically, a significant portion of our employee compensation has been dependent on equity compensation, which is directly tied to our stock price.  Currently, the equity incentives for virtually all of our employees are underwater, and as a result, our equity compensation has little or no retention value.  In addition, we are not paying annual cash performance bonuses in fiscal year 2009 and may not pay cash bonuses in fiscal year 2010.  Furthermore, we have frozen salaries, instituted forced shutdown days, and reduced certain employee benefits to reduce costs.  These actions or any further reduction in compensation elements may make it more difficult for us to hire or retain key personnel.

We may incur additional restructuring charges or not realize the expected benefits of new initiatives to reduce costs across our operations.  In fiscal year 2008, we pursued a number of initiatives to reduce costs across our operations.  These initiatives included workforce reductions in certain areas as we realigned our business.  In fiscal year 2008, we recorded charges of $36 million for employee severance and benefits for employee reductions worldwide, marketing contract termination costs, technology license impairments, fixed asset impairments, and other charges.  We may record additional employee severance and related costs for terminated employees in fiscal year 2009.  We may not realize the expected benefits of these initiatives.  In addition, we continue to focus on reducing our costs.  As a result of these initiatives, we expect to incur restructuring or other charges and we may experience disruptions in our operations and loss of key personnel.

Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price.  Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer retail demand, which is the largest channel for our products.  Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers.  Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence.  We have substantial operations in Israel including a development center in Northern Israel, near the border with Lebanon, and a research center in Omer, Israel, which is near the Gaza Strip, areas that have recently experienced significant violence and political unrest.  Continued turmoil and unrest in Israel or the Middle East could cause delays in the development or production of our products.  This could harm our business and results of operations.

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our operations.  Our operations, including those of our suppliers and subcontractors, are concentrated in Milpitas, California; Raleigh, North Carolina; Brno, Czech Republic; Astugi and Yokkaichi, Japan; Hsinchu and Taichung, Taiwan; and Dongguan, Futian, Shanghai and Shenzen, China.  In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics, such as avian flu.  If a natural disaster or epidemic were to occur in one or more of these areas, our operations could be significantly impaired and our business may be harmed.  This is magnified by the fact that we do not have insurance for most natural disasters, including earthquakes.  This could harm our business and results of operations.

To manage our business complexity, we may need to improve our systems, controls, processes and procedures.  We have experienced and may again experience rapid growth or changes in business requirements, which could place a significant strain on our managerial, financial and operations resources and personnel.  We must continually enhance our operational, accounting and financial systems to accommodate the growth, changing practices, and increasing complexity of our business.  For example, we are planning to replace our enterprise resource planning, or ERP, system in fiscal year 2009.  This project requires significant investment, the re-engineering of many processes used to run our business, and the attention of many employees and managers who would otherwise be focused on other aspects of our business.  The design and implementation of the new ERP system could also take longer than anticipated and put further strain on our ability to run our business on the older, existing ERP system.  For example, our current system integrator, Satyam Computer Services Ltd., is experiencing financial difficulty which has resulted in some project delays and loss of productivity.  If the system integrator were to lose key personnel, declare bankruptcy or otherwise be unable to perform at the level we expect, we would have to engage a new integrator, which would likely result in significant delays in our implementation and additional cost.  Any design flaws or delays in the new ERP system or any distraction of our workforce from competing business requirements could harm our business or results of operations.  We must also continue to enhance our controls and procedures and workforce training.  If we do not manage or adapt our systems, processes and procedures to our changing or growing business and organization, our business and results of operations could be harmed.

We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding Flash Ventures, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.  We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in Flash Ventures for at least the next twelve months; however, we may decide to raise additional funds to maintain the strength of our balance sheet, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.  The current worldwide financing environment is extremely challenging, which could make it more difficult for us to raise funds on reasonable terms or at all.  From time-to-time, we may decide to raise additional funds through equity, public or private debt, or lease financings.  If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.  If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business.  If we cannot raise funds on acceptable terms, if and when needed, our credit rating may be downgraded, and we may not be able to develop or enhance our technology or products, fulfill our obligations to Flash Ventures, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.  We are subject to income tax in the U.S. and numerous foreign jurisdictions.  Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions.  We are subject to ongoing tax audits in various jurisdictions.  Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes.  We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision.  However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our results of operations or financial condition.  In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process.  In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.  Any of these changes could affect our profitability.

We may be subject to risks associated with environmental regulations.  Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the responsibility for environmentally safe disposal or recycling.  Such laws and regulations have recently been passed in several jurisdictions in which we operate, including Japan and certain states within the U.S.  Although we do not anticipate any material adverse effects in the future based on the nature of our operations and the focus of such laws, there is no assurance such existing laws or future laws will not harm our financial condition, liquidity or results of operations.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if our internal control over financial reporting is not effective, our business could suffer.  In connection with our certification process under Section 404 of Sarbanes-Oxley Act, we have identified in the past and will from time-to-time identify deficiencies in our internal control over financial reporting.  We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness.  A material weakness or deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline.  Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls could have a negative impact on our reputation, business and stock price.  Any internal control or procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and cannot prevent intentional misconduct or fraud.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage relative to our competitors with less debt; and

•	increase our risk of credit rating downgrades.

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013 and our 1% Convertible Notes due 2035.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  In addition, we may enter into future agreements to increase manufacturing capacity, including the expansion of Fab 4.  As of December 28, 2008, we had guarantee obligations for Flash Venture master lease agreements of approximately $2.09 billion.  In addition, we have significant commitments for the future fixed costs of Flash Ventures.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

The settlement of the 1% Senior Convertible Notes due 2013 or the 1% Convertible Notes due 2035 may have adverse consequences. The 1% Senior Convertible Notes due 2013 are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount or the conversion value of the 1% Senior Convertible Notes due 2013 and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the daily conversion values.  The holders of the 1% Convertible Notes due 2035 have a put option in March 2010 and various dates thereafter under which they can demand cash repayment of the principal amount of $75 million.

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

The effect of any of these transactions on the market price of our common stock or the 1% Senior Convertible Notes due 2013 will depend in part on market conditions and cannot be ascertained at this time.  However, any of these activities could adversely affect the value of our common stock and the value of the 1% Senior Convertible Notes due 2013, and consequently affect the amount of cash and the number of shares of common stock the holders will receive upon the conversion of the notes.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal facilities are located in Milpitas, California.  We lease four adjacent buildings comprising approximately 444,000 square feet.  These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations.  We occupy this space under lease agreements that expire in 2011 and 2013.  In addition, we own two buildings comprising approximately 157,000 square feet located in Kfar Saba, Israel, that house administrative offices and research and development facilities.  The buildings are located on a 99-year land lease of approximately 268,000 square feet of which approximately 70,000 square feet is vacant land for future expansion.  We have a 50-year land lease in Tefen, Israel of approximately 87,000 square feet of vacant land for future expansion.

We have a 50-year land lease in Shanghai, China of approximately 653,000 square feet on which we own an advanced testing and assembly facility of approximately 363,000 square feet. We lease office space of approximately 29,000 square feet and manufacturing space of approximately 21,000 square feet in Madrid, Spain.

We also lease sales and marketing offices in the U.S., China, France, Germany, India, Ireland, Israel, Japan, Korea, Russia, Scotland, Spain, Sweden, Taiwan and the United Arab Emirates; operation support offices in Taichung, Taiwan; Hong Kong, Shanghai and Shenzhen, China; and New Delhi, India; and design centers in Omer and Tefen, Israel; Edinburgh, Scotland; Bangalore, India and Madrid, Spain.

ITEM 3.  LEGAL PROCEEDINGS

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

On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF.  The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed.  On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims.  At a case management conference conducted on June 29, 2007, the parties agreed that the remaining declaratory judgment claims would be dismissed pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below).  The parties also agreed that the ’338 patent and a second Company patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case.  ST filed an answer and counterclaims on September 6, 2007.  ST’s counterclaims included assertions of antitrust violations.  On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims.  On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines until the Court resolves the Company’s motion to dismiss.   At a hearing held on January 25, 2008, the Court converted the Company’s motion to dismiss into a motion for summary judgment.  On June 17, 2008, the Court issued a stipulated order rescheduling the hearing on the Company’s motion for summary judgment for September 12, 2008.  On October 17, 2008, the Court issued an order granting in part and denying in part the Company’s motion for summary judgment on ST’s antitrust counterclaims.  The Court has not yet established new procedural deadlines in this matter.

On October 14, 2005, STMicroelectronics, Inc. (“STMicro”) filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”).  The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications filed by Dr. Harari, a former WSI employee.  The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount.  On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691.  On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County.  The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand.  Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company.  In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006.  On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal, which asked that the Superior Court’s September 12, 2006 Order be vacated, and the case transferred to Santa Clara County.  On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings.  On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order.  On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal.  The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006.  The Company appealed the denial of that motion, and the proceedings at the Superior Court were stayed during the pendency of the appeal.  On August 7, 2007, the First District Court of Appeal affirmed the Superior Court’s decision, and the Supreme Court subsequently denied the Company’s petition for review.  On February 7, 2008, the Company and Dr. Harari moved for judgment on the pleadings on the ground that the federal courts have exclusive jurisdiction over the claims in the case.  The Superior Court denied this motion and litigation then proceeded at the Superior Court until May 7, 2008, when the Company and Dr. Harari again removed the case to the U.S. District Court for the Northern District of California.  The District Court consolidated the case and the previously-removed action under case number C05-04691.  STMicro filed a motion to remand which was granted on August 26, 2008.  The case was remanded to the Superior Court for the County of Santa Clara, Case No. 1-07-CV-080123, and trial has been set for September 8, 2009.  On January 30, 2009, the Company and Dr. Harari filed a motion for summary judgment on the grounds that STMicro’s claims are time-barred.  The motion for summary judgment is scheduled to be heard on April 27, 2009.

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

On September 11, 2006, Mr. Rabbi, a shareholder of msystems Ltd. (“msystems”), a company subsequently acquired by the Company in or about November 2006, filed a derivative action in Israel and a motion to permit him to file the derivative action against msystems and four directors of msystems arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law.  Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems.  On January 25, 2007, SanDisk IL Ltd. (“SDIL”), successor in interest to msystems, filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company.  On March 12, 2008, the court granted SDIL’s motion and dismissed the motion to seek leave to file the derivative action and consequently, the derivative action itself was dismissed.  On May 15, 2008, Mr. Rabbi filed an appeal with the Supreme Court of Israel, the hearing of which is set for March 19, 2009.

On February 16, 2007, Texas MP3 Technologies, Ltd. (“Texas MP3”) filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent 7,065,417 (the “’417 patent”).  On June 19, 2007, the Company filed an answer and counterclaim:  (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company.  On July 31, 2007, Texas MP3 filed an amended complaint against the Company and the other parties named in the original complaint, alleging infringement of the ’417 patent.  On August 1, 2007, defendant Apple, Inc. filed a motion to stay the litigation pending completion of an inter-partes reexamination of the ’417 patent by the U.S. Patent and Trademark Office.  That motion was denied.  On August 10, 2007, the Company filed an answer to the amended complaint and a counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company.  Texas MP3 and the Company have reached a settlement, effective January 16, 2009.  As a result of the settlement the Court dismissed all claims against the Company with prejudice on January 23, 2009.

On or about May 11, 2007, the Company received written notice from Alcatel-Lucent, S.A. (“Lucent”), alleging that the Company’s digital music players require a license to U.S. Patent No. 5,341,457 (the “’457 patent”) and U.S. Patent No. RE 39,080 (the “’080 patent”).  On July 13, 2007, the Company filed a complaint for a declaratory judgment of non-infringement and patent invalidity against Lucent Technologies Inc. and Lucent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Lucent Technologies Inc., et al., Civil Case No. C 07 03618.  The complaint sought a declaratory judgment that the Company does not infringe the two patents asserted by Lucent against the Company’s digital music players.  The complaint further sought a judicial determination and declaration that Lucent’s patents are invalid.  Defendants answered and asserted a counterclaim of infringement in connection with the ’080 patent.  Defendants also moved to dismiss the case without prejudice and/or stay the case pending their appeal of a judgment involving the same patents in suit entered by the United States District Court for the Southern District of California.  The Company moved for summary judgment on its claims for declaratory relief and moved to dismiss defendant Lucent’s counterclaim for infringement of the ’080 patent as a matter of law.  The Court granted Defendants’ motion to stay and dismissed all other motions without prejudice.  In November 2008, this case was settled with Lucent stipulating to non-infringement by the Company and dismissing its counterclaim with prejudice.

On August 10, 2007, Lonestar Invention, L.P. (“Lonestar”) filed suit against the Company in the Eastern District of Texas, Civil Action No. 6:07-CV-00374-LED.  The complaint alleges that a memory controller used in the Company’s flash memory devices infringes U.S. Patent No. 5,208,725.  Lonestar sought a permanent injunction, actual damages, treble damages for willful infringement, and costs and attorney fees.  The Company answered Lonestar’s complaint, denying the allegations.  Pursuant to a settlement agreement reached, the lawsuit was dismissed on November 14, 2008.  Lonestar’s claims were dismissed with prejudice with respect to the particular products accused of infringement.  SanDisk’s counterclaims were dismissed without prejudice.

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

On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division).  The suit, Case No. 2-07-CV-396, alleges infringement of Premier's U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount.  On December 10, 2007, an amended complaint was filed.  On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company.  On February 5, 2008, the Company, along with the other defendants in the action, filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office.  This motion was granted and on June 4, 2008, the action is currently stayed.

On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co.; A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.(“Emprex”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corp. (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In the complaint, the Company asserts that respondents’ accused flash memory controllers, drives, memory cards, and media players infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company seeks an order excluding the accused products from entry into the United States as well as a permanent cease and desist order against the respondents.  Since filing its complaint, the Company has terminated the investigation as to the’808 patent, the ’893 patent, and the ’332 patent.  After filing its complaint, the Company reached settlement agreements with Add-On Computer Peripherals, EDGE, Infotech, Interactive, Kaser, PNY, TSR, Verbatim, Chipsbank, USBest and Welldone.  The investigation has been terminated as to these respondents in light of these settlement agreements.  Three of the remaining respondents – Buffalo, Corsair, and A-Data – were terminated from the investigation after entering consent orders.  The investigation has also been terminated as to Add-On Tech. Co., Behavior, Emprex, and Zotek after these respondents were found in default.  The investigation has also been terminated as to Acer, Payton, Silicon Motion Tech. Corp., and Silicon Motion, Int’l Inc.  The Company also terminated PQI from the investigation as to the ’011 patent.  On July 15, 2008, the ALJ issued a Markman ruling regarding the ’011 patent, the ’893 patent, the ’332 patent, and the ’424 patent. Beginning October 27, 2008, the ALJ held an evidentiary hearing.  At the hearing, the respondents denied infringement and raised several affirmative defenses including, among others, lack of domestic industry, invalidity, unenforceability, patent misuse, license, patent exhaustion, intervening rights, and laches.  After the hearing, the parties filed a series of post-hearing briefs.  On February 9, 2009, the ALJ extended the target date for conclusion of the investigation to August 10, 2009.  The ALJ is expected to issue an initial determination on the merits by April 10, 2009.

On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic Sales, Inc. (“Synergistic”), USBest, Skymedi, Chipsbank, Infotech, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On Computer Peripherals, A-DATA, Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interactive, LG, TSR and Welldone.  In this action, Case No. 07-C-0607-C, the Company asserts that the defendants infringe the ’808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent.  The Company seeks damages and injunctive relief.  In light of the above mentioned settlement agreements, the Company dismissed its claims against Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR and Welldone.  The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice.  The Company also voluntarily dismissed its claims against Corsair in light of its agreement to sell flash memory products only under license or consent from the Company.   On November 21, 2007, defendant Kingston filed a motion to stay this action.  Several defendants joined in Kingston’s motion.  On December 19, 2007, the Court issued an order staying the case in its entirety until the 619 Investigation becomes final.  On January 14, 2008, the Court issued an order clarifying that the entire case is stayed for all parties.

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

Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs allege the Company and a number of other manufacturers of flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws.  The lawsuits purport to be on behalf of purchasers of flash memory between January 1, 1999 through the present.  The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits.  On April 8, 2008, the Company, along with co-defendants, filed motions to dismiss the direct purchaser and indirect purchaser complaints.  Also on April 8, 2008, the Company, along with co-defendants, filed a motion for a protective order to stay discovery.  On April 22, 2008, direct and indirect purchaser plaintiffs filed oppositions to the motions to dismiss.  The Company’s, along with co-defendants’, reply to the oppositions was filed May 13, 2008.  The Court took the motions to dismiss and the motion for a protective order under submission on June 3, 2008, and has yet to issue its ruling.

On November 6, 2007, Gil Mosek, a former employee of SanDisk IL Ltd. (“SDIL”), filed a lawsuit against SDIL, Dov Moran and Amir Ban in the Tel-Aviv District Court, claiming that he and Amir Ban, another former employee of SDIL, reached an agreement according to which a jointly-held company should have been established together with SDIL. According to Mr. Mosek, SDIL knew about the agreement, approved it and breached it, while deciding not to establish the jointly-held company.  On January 1, 2008, SDIL filed a statement of defense. Simultaneously, SDIL filed a request to dismiss the lawsuit, claiming that Mr. Mosek signed a waiver in favor of SDIL, according to which he has no claim against SDIL.  On February 12, 2008, Mr. Mosek filed a request to allow him to present certain documents, which contain confidential information of SDIL.  On February 26, 2008, SDIL opposed this request, claiming that SDIL’s documents are the sole property of SDIL and Mr. Mosek has no right to hold and to use them.  On March 6, 2008, the court decided that Mr. Mosek has to pay a fee according to the estimated amount of the claim.  On April 3, 2008, Mr. Mosek filed a request to amend the claim by setting the claim on an amount of NIS 3,000,000.  On April 9, 2008, SDIL filed its response to this request, according to which it has no objection to the amendment, subject to the issuance of an order for costs.  On April 10, 2008, the Court accepted Mr. Mosek’s request.  According to the settlement agreement, reached between the SDIL and Amir Ban in January 2008, Amir Ban shall indemnify and hold SDIL harmless with regard to the claim filed by Mosek, as described in this section above.  At a pre-trial hearing held on February 9, 2009, the Court indicated that Mr. Mosek should transfer his claim to the Tel-Aviv Labor Court due to the District Court’s lack of jurisdiction.  Mr. Mosek asked for the Court's permission to divide the lawsuit into two parts so the action against Amir Ban may be transferred to the Labor Court whereas the claim against SDIL would remain in the District Court.  The District Court has not yet ruled as to whether the portion of the claim against Amir Ban should be transferred to the Labor Court together with the claim against SDIL.

In April 2006, the Company's subsidiary SanDisk IL Ltd. (“SDIL”) terminated its supply and license agreement (the “Agreement”) with Samsung.  As a result of this termination, the Company’s subsidiary no longer was entitled to purchase products on favorable pricing terms from Samsung, Samsung no longer had a life-of-patent license to the Company’s subsidiary’s patents, and no further patent licensing payments would be due.  Samsung contested the termination and SDIL commenced an arbitration proceeding seeking a declaration that its termination was valid.  Samsung asserted various defenses and counterclaims in the arbitration.  A hearing was held in December 2007, and the arbitration panel issued an award on May 16, 2008 declaring that SDIL’s termination of the agreement was valid and effective, and dismissing all Samsung’s counterclaims (the “Award”).  On July 24, 2008, in an action captioned Samsung Electronics Co., Ltd. v. SanDisk IL f/k/a M-Systems Ltd., No. 08 Civ. 6596 (AKH), Samsung filed a petition to vacate the award in the District Court for the Southern District of New York (“Samsung's Petition”).  On September 18, 2008, in an action captioned SanDisk IL, Ltd. f/k/a msystems Ltd., No. 08 Civ. 8069 (AKH), SDIL petitioned to confirm the award pursuant to the dispute resolution provisions of the Agreement and Section 207 of the Federal Arbitration Act, 9 U.S.C. § 207.  On September 22, 2008, Samsung withdrew its petition for vacatur and asked the Court to immediately enter judgment against itself with respect to SDIL's petition to confirm.  On September 24, 2008, the Court entered judgment in favor of SDIL on SDIL's petition to confirm the award.  On October 7, 2008, SDIL filed a motion for attorneys’ fees and expenses incurred in connection with Samsung's withdrawn petition to vacate the award.  On October 20, 2008, after Samsung offered to pay in full the expenses claimed by SDIL, the motion for attorneys’ fees and expenses was denied by the District Court.

On September 14, 2008, Daniel Harkabi and Gidon Elazar, former employees and founders of MDRM, Inc., filed a breach of contract action in the U.S. District Court for the Southern District of New York seeking earn-out payments of approximately $3.8 million in connection with SanDisk’s acquisition of MDRM, Inc. in fiscal year 2004.  A mediation was held in June 2007, as required by the acquisition agreement, but was unsuccessful.  The Company filed its answer on November 14, 2008 and discovery is proceeding.

On September 17, 2008, a purported shareholder class action, captioned McBride v. Federman, et al., Case No. 1-08-CV-122921, was filed in the Superior Court of California in Santa Clara County.  The lawsuit was brought by a purported shareholder of the Company and names as defendants the Company and its directors, Irwin Federman, Steven J. Gomo, Dr. Eli Harari, Eddy W. Hartenstein, Catherine P. Lego, Michael E. Marks, and Dr. James D. Meindl.  The complaint alleges breach of fiduciary duty by the Company and its directors in rejecting Samsung Electronics Co., Ltd.'s non-binding proposal to acquire all of the outstanding common stock of the Company for $26.00 per share.  On September 29, 2008, plaintiff served his first request for production of documents on the Company.  On October 17, 2008, the Company and its directors filed a demurrer seeking dismissal of the lawsuit, and plaintiff served his first requests for production of documents on the Company's directors.  On November 4, 2008, the parties filed a stipulation to dismiss the litigation without prejudice, with each party to bear its own costs.  On November 11, 2008, the Court dismissed the case without prejudice.

On October 1, 2008, NorthPeak Wireless LLC (“NorthPeak”) filed suit against the Company and 30 other named defendants including Dell, Inc., Fujitsu Computer Systems Corp., Gateway, Inc., Hewlett-Packard Company and Toshiba America, Inc., in the United States District Court for the Northern District of Alabama, Northeastern Division.  The suit, Case No. CV-08-J-1813, alleges infringement of U.S. Patents 4,977,577 and 5,978,058 by certain of the Company’s discontinued wireless electronic products.  On January 21, 2009, the Court granted a motion by the defendants to transfer the case to the United States District Court for the Northern District of California, where it is now Case No. 3:09-CV-01813.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock.  Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “SNDK.”  The following table summarizes the high and low sale prices for our common stock as reported by the NASDAQ.

	High	Low
2007
First quarter	$46.24	$35.82
Second quarter	$49.61	$41.48
Third quarter	$59.75	$47.14
Fourth quarter	$55.98	$33.15
2008
First quarter	$33.73	$19.54
Second quarter	$33.17	$18.95
Third quarter	$23.50	$13.06
Fourth quarter	$21.82	$5.07

Holders.  As of January 30, 2009, we had approximately 425 stockholders of record.

Dividends.  We have never declared or paid any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph *

Five-Year Stockholder Return Comparison.  The following graph compares the cumulative total stockholder return on our common stock with that of the Standard & Poors (“S&P”) 500 Stock Index, a broad market index published by S&P, a selected S&P Semiconductor Company stock index compiled by Morgan Stanley & Co. Incorporated and the Philadelphia, or PHLX, Semiconductor Index for the five-year period ended December 28, 2008.  These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor.

The comparison for each of the periods assumes that $100 was invested on December 26, 2003 in our common stock, the stocks included in the S&P 500 Stock Index, the stocks included in the S&P Semiconductor Company Stock Index and the stocks included in the PHLX Semiconductor Index, and assumes all dividends are reinvested.  For each reported year, our reported dates are the last trading dates of our fiscal quarters (which ends on the Sunday closest to March 31, June 30 and September 30, respectively) and year (which ends on the Sunday closest to December 31), and the S&P 500 Stock Index, S&P Semiconductor Company Stock Index and PHLX Semiconductor Index are based on our fiscal quarters and year.

	2003	2004	2005	2006	2007	2008
SanDisk Corporation	$100.00	$81.71	$205.56	$140.81	$109.75	$30.04
S&P 500 Index	100.00	110.59	113.91	129.42	134.91	79.64
S&P Semiconductor Stock Index	100.00	80.42	89.41	80.51	89.28	45.18
PHLX Semiconductor Index	100.00	86.89	96.15	93.83	82.21	40.51

*
The material in this report is not deemed "filed" with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.  SELECTED FINANCIAL DATA

SANDISK CORPORATION SELECTED FINANCIAL DATA

	Fiscal Years Ended
	December 28, 2008 (1)	December 30, 2007 (2)	December 31, 2006 (3)	January 1, 2006 (4)	January 2, 2005 (5)
	(In thousands, except per share data)
Revenues
Product	$2,843,243	$3,446,125	$2,926,472	$2,066,607	$1,602,836
License and royalty	508,109	450,241	331,053	239,462	174,219
Total revenues	3,351,352	3,896,366	3,257,525	2,306,069	1,777,055
Cost of product revenues	3,288,265	2,693,647	2,018,052	1,333,335	1,091,350
Gross profit	63,087	1,202,719	1,239,473	972,734	685,705
Operating income (loss)	(1,973,480)	276,514	326,334	576,582	418,591
Net income (loss)	$(2,056,776)	$218,357	$198,896	$386,384	$266,616
Net income (loss) per share:
Basic	$(9.13)	$0.96	$1.00	$2.11	$1.63
Diluted	$(9.13)	$0.93	$0.96	$2.00	$1.44
Shares used in computing net income (loss) per share:
Basic	225,292	227,744	198,929	183,008	164,065
Diluted	225,292	235,857	207,451	193,016	188,837

	At
	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)
Working capital	$1,440,336	$2,385,774	$3,345,414	$2,004,598	$1,526,674
Total assets	5,926,936	7,234,819	6,967,783	3,120,187	2,320,180
Convertible long-term debt	1,225,000	1,225,000	1,225,000	—	—
Total stockholders’ equity	3,174,799	4,959,617	4,768,134	2,523,791	1,940,150

(1)
Includes impairment charges related to goodwill of ($845.5) million, acquisition-related intangible assets of ($175.8) million, investments in our flash ventures with Toshiba of ($93.4) million, and our investment in Tower of ($18.9) million.  Also includes share-based compensation of ($97.8) million, amortization of acquisition-related intangible assets of ($71.6) million and restructuring and other charges of ($35.5) million.

(2)
Includes share-based compensation of ($133.0) million and amortization of acquisition-related intangible assets of ($90.1) million.  Also includes other-than-temporary impairment charges of ($10.0) million related to our investment in FlashVision.

(3)
Includes acquired in-process technology charges of ($225.6) million related to acquisitions of Matrix Semiconductor Inc., or Matrix, in January 2006 and msystems Ltd., or msystems, in November 2006, share-based compensation of ($100.6) million and amortization of acquisition-related intangible assets of ($27.8) million.

(4)	Includes other-than-temporary impairment charges of ($10.1) million related to our investment in Tower.

(5)
Includes other-than-temporary impairment charges of ($11.8) million related to our investment in Tower, and a gain from a settlement of $6.2 million from a third-party brokerage firm related to the fiscal year 2003 unauthorized disposition of our investment in UMC.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

	Fiscal Years Ended
	December 28, 2008	% of Revenue	December 30, 2007	% of Revenue	December 31, 2006	% of Revenue
	(In thousands, except percentages)
Product revenues	$2,843,243	84.8%	$3,446,125	88.4%	$2,926,472	89.8%
License and royalty revenues	508,109	15.2%	450,241	11.6%	331,053	10.2%
Total revenues	3,351,352	100.0%	3,896,366	100.0%	3,257,525	100.0%
Cost of product revenues	3,288,265	98.1%	2,693,647	69.1%	2,018,052	62.0%
Gross profit	63,087	1.9%	1,202,719	30.9%	1,239,473	38.0%
Operating expenses
Research and development	429,949	12.8%	418,066	10.7%	306,866	9.4%
Sales and marketing	328,079	9.8%	294,594	7.6%	203,406	6.3%
General and administrative	204,765	6.1%	181,509	4.7%	159,835	4.9%
Impairment of goodwill	845,453	25.2%	—	—	—	—
Impairment of acquisition-related intangible assets	175,785	5.3%	—	—	—	—
Amortization of acquisition-related intangible assets	17,069	0.5%	25,308	0.6%	17,432	0.5%
Write-off of acquired in-process technology	—	—	—	—	225,600	6.9%
Restructuring and other	35,467	1.1%	6,728	0.2%	—	—
Total operating expenses	2,036,567	60.8%	926,205	23.8%	913,139	28.0%
Operating income (loss)	(1,973,480)	(58.9)%	276,514	7.1%	326,334	10.0%
Other income	70,446	2.1%	121,902	3.1%	104,374	3.2%
Income (loss) before provision for taxes	(1,903,034)	(56.8)%	398,416	10.2%	430,708	13.2%
Provision for income taxes	153,742	4.6%	174,848	4.5%	230,193	7.1%
Minority interest	—	—	5,211	0.1%	1,619	—
Net income (loss)	$(2,056,776)	(61.4)%	$218,357	5.6%	$198,896	6.1%

General

We are the inventor of and worldwide leader in NAND-based flash storage cards.  Our mission is to provide simple, reliable and affordable storage for consumer use in portable devices.  We sell SanDisk branded products for consumer electronics through broad global retail and OEM distribution channels.

We design, develop and manufacture products and solutions in a variety of form factors using our flash memory, controller and firmware technologies.  We source the vast majority of our flash memory supply through our significant venture relationships with Toshiba which provide us with leading-edge, low-cost memory wafers.  Our cards are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers.  We also produce USB drives, MP3 players, SSDs, and embedded flash storage products.

Our results are primarily driven by worldwide demand for flash storage devices, which in turn depends on end-user demand for electronic products.  We believe the market for flash storage is generally price elastic.  Accordingly, we expect that as we reduce the price of our flash devices, consumers will demand an increasing number of gigabytes and/or units of memory and that over time, new markets will emerge.  In order to profitably capitalize on price elasticity of demand in the market for flash storage products, we must reduce our cost per gigabyte at a rate similar to the change in selling price per gigabyte, and the average capacity of our products must grow enough to offset price declines.  We seek to achieve these cost reductions through technology improvements, primarily by increasing the amount of memory stored in a given area of silicon.

We adopted Statement of Financial Accounting Standards No. 157, or SFAS 157, Fair Value Measurements, as of the beginning of fiscal year 2008.  In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, we have only adopted the provisions of SFAS 157 with respect to our financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.  See Note 3, “Investments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

We adopted Statement of Financial Accounting Standards No. 159, or SFAS 159, Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value.  As of December 28, 2008, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value.  See Note 3, “Investments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

The provision for income taxes for the year ended December 28, 2008, has been corrected to $153.7 million from $166.8 million as reported in our Form 8-K filed with the Securities and Exchange Commission on February 2, 2009.  This correction has correspondingly reduced our net loss and net loss per share for fiscal year 2008 and adjusted net assets at December 28, 2008.

Critical Accounting Policies & Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

Use of Estimates.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including, among others, those related to customer programs and incentives, product returns, bad debts, inventories and related reserves, investments, long-lived assets, income taxes, warranty obligations, restructuring, contingencies, share-based compensation, and litigation.  We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources.  Estimates have historically approximated actual results.  However, future results will differ from these estimates under different assumptions and conditions.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill.  In accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform tests for impairment of long-lived assets whenever events or circumstances suggest that other long-lived assets may not be recoverable.  This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the asset we are testing for impairment.  If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value based primarily upon forecasted discounted cash flows.  We recorded impairments of certain acquisition-related amortizable intangible assets of $176 million in fiscal year 2008 based primarily upon forecasted discounted cash flows.  In addition, we recorded impairments of our investments in Flash Partners and Flash Alliance of $83 million in fiscal year 2008 based primarily upon forecasted discounted cash flows.  These forecasted discounted cash flows include estimates and assumptions related to revenue growth rates and operating margins, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables.  Our estimates of market segment growth and our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business.  Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information.  If future forecasts are revised, they may indicate or require future impairment charges.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.

We perform our annual impairment analysis of goodwill on the first day of the fourth quarter of each year, or more often if there are indicators of impairment present.  The provisions of Statement of Financial Accounting Standards No. 142, or SFAS 142, Goodwill and Other Intangible Assets, require that a two-step impairment test be performed on goodwill.  In the first step, or Step 1, we compare our fair value to our carrying value.  If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.  To determine the fair value used in Step 1, we use our market capitalization based upon our quoted closing stock price per NASDAQ, including an estimated control premium that an investor would be willing to pay for a controlling interest in us.  The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits.  When we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles used in Step 2 requires us to make judgments and involves the use of significant estimates and assumptions.  We performed our annual impairment test on the first day of  the fourth quarter of fiscal year 2008 and determined that the goodwill was not impaired.  However, based on a combination of factors, including the economic environment, our current and forecasted operating results, NAND-industry pricing conditions  and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis during the fourth quarter of fiscal year 2008 and we recognized an impairment charge of $845.5 million.

Revenue Recognition, Sales Returns and Allowances and Sales Incentive Programs.  We recognize revenues when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, if applicable, fixed pricing and reasonable assurance of realization.  Sales made to distributors and retailers are generally under agreements allowing price protection and/or right of return and, therefore, the sales and related costs of these transactions are deferred until the retailers or distributors sell the merchandise to their end customer, or the rights of return expire.  At December 28, 2008 and December 30, 2007, deferred income from sales to distributors and retailers was $75.7 million and $167.3 million, respectively.  Estimated sales returns are provided for as a reduction to product revenue and deferred revenue and were not material for any period presented in our Consolidated Financial Statements.

We record estimated reductions to revenue or to deferred revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising, and other volume-based incentives and expected returns.  Additionally, we have incentive programs that require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive.  All sales incentive programs are recorded as an offset to product revenues or deferred revenues.  In calculating the value of sales incentive programs, actual and estimated activity is used based upon reported weekly sell-through data from our customers.  The timing and resolution of these claims could materially impact product revenues or deferred revenues.  In addition, actual returns and rebates in any future period could differ from our estimates, which could impact the revenue we report.

Inventories and Inventory Valuation.  Inventories are stated at the lower of cost (first-in, first-out) or market.  Market value is based upon an estimated average selling price reduced by estimated costs of disposal.  The determination of market value involves numerous judgments including estimating average selling prices based upon recent sales, industry trends, existing customer orders, current contract prices, industry analysis of supply and demand and seasonal factors.  Should actual market conditions differ from our estimates, our future results of operations could be materially affected.  The valuation of inventory also requires us to estimate obsolete or excess inventory.  The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six to twelve months.  To the extent our demand forecast for specific products is less than both our product on-hand and on noncancelable orders, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

Accounting for Variable Interest Entities.  We evaluate whether entities in which we have invested are variable interest entities within the definition of the FASB Interpretation No. 46R, or FIN 46R, Accounting for Variable Interest Entities.  If those entities are variable interest entities, or VIEs, we then determine whether we are the primary beneficiary of that entity by reference to our contractual and business arrangements with respect to expected gains and losses.  The assessment of the primary beneficiary includes an analysis of the forecast and contractual stipulations of the VIE.  Determining whether we would consolidate or apply the equity method to a particular VIE requires review of the VIE’s forecast, which involves analysis of company specific data, industry data, known trends and uncertainties, which are inherently subjective.  Consolidating a VIE under FIN 46R rather than using the equity method can materially impact revenue, gross margin and operating income trends.

Deferred Tax Assets.  We must make certain estimates in determining income tax expense for financial statement purposes.  These estimates occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.  In determining the need for and amount of our valuation allowance, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies.  We have incurred cumulative losses in recent years and determined in the fourth quarter of fiscal year 2008, based on all available evidence, that there was substantial uncertainty as to the realizability of the deferred tax assets in future periods and accordingly we recorded a valuation allowance against a significant portion of our U.S. and certain foreign net deferred tax assets.

Our estimates for tax uncertainties require substantial judgment based upon the period of occurrence, complexity of the matter, available federal tax case law, interpretation of foreign laws and regulations and other estimates.  There is no assurance that domestic or international tax authorities will agree with the tax positions we have taken which could materially impact future results.

Results of Operations

Product Revenues.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
Retail	$1,812.9	(16)%	$2,162.5	9%	$1,975.5
OEM	1,030.3	(20)%	1,283.6	35%	951.0
Product revenues	$2,843.2	(17)%	$3,446.1	18%	$2,926.5

The decrease in our fiscal year 2008 product revenues compared to fiscal year 2007 reflected a 62% reduction in average selling price per gigabyte, partially offset by a 125% increase in the number of gigabytes sold, which reflected 15% growth in memory product units sold and 96% growth in average capacity.  The decline in retail product revenues in fiscal year 2008 compared to fiscal year 2007 was due to aggressive price declines partially offset by a 116% increase in gigabytes sold.  The decline in original equipment manufacturer, or OEM, product revenues in fiscal year 2008 compared to fiscal year 2007 was due to aggressive price declines, partially offset by a 135% increase in gigabytes sold, and the discontinuation of TwinSys Data Storage Limited Partnership, or TwinSys, operations on March 31, 2007, which contributed $53 million of product revenues in the first quarter of fiscal year 2007 prior to ceasing operations.  We believe the unit growth of 15% in fiscal year 2008 was below the 75% unit growth in fiscal year 2007 due primarily to deteriorating worldwide economic conditions.

The increase in our fiscal year 2007 product revenues was comprised of a 190% increase in the number of gigabytes sold, partially offset by a 60% reduction in average selling price per gigabyte.  Our unit sales increased 75% compared to fiscal year 2006 with the strongest unit growth coming from cards for mobile phones.  OEM revenue particularly benefited from higher sales of mobile cards and embedded products to mobile handset vendors.  Retail revenue growth benefited from the growing market for cards for mobile phones as well as increased sales of USB flash drives.

Geographical Product Revenues.

	FY 2008		FY 2007		FY 2006
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
	(in millions, except percentages)
United States	$1,006.7	35%	$1,193.6	35%	$1,259.8	43%
Asia-Pacific	834.8	29%	944.7	27%	649.5	22%
Europe, Middle East and Africa	752.6	27%	889.7	26%	728.4	25%
Japan	178.3	6%	283.8	8%	194.0	7%
Other foreign countries	70.8	3%	134.3	4%	94.8	3%
Product revenues	$2,843.2	100%	$3,446.1	100%	$2,926.5	100%

Product revenues in fiscal year 2008 compared to fiscal year 2007 decreased in all geographical regions due to aggressive industry price declines partially offset by unit sales growth in all regions except Japan.  Revenue and unit sales in Japan declined on a year over year basis due to lower sales of OEM USB drives and cards, and the discontinuation of TwinSys operations on March 31, 2007, which contributed $53 million of product revenues in the first quarter of fiscal year 2007 prior to ceasing operations.

In fiscal year 2007, revenue growth was strong in both APAC and EMEA primarily as a result of increased sales to OEM mobile handset vendors and the growth of mobile card and USB sales in international retail channels.  Japan revenue increased from fiscal year 2006 to fiscal year 2007 primarily as a result of product revenue from our msystems acquisition in November 2006.  Unit sales in the U.S. increased 41% over fiscal year 2006; however total revenues in the U.S. were lower by 2% due primarily to aggressive price reductions in fiscal year 2007.

License and Royalty Revenues.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
License and royalty revenues	$508.1	13%	$450.2	36%	$331.1

The increase in our fiscal year 2008 license and royalty revenues was primarily due to the addition of new licensees.

The increase in our fiscal year 2007 license and royalty revenues was primarily due to new license agreements as well as increased royalty-bearing sales by our existing licensees.

Gross Margins.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
Product gross profit (loss)	$(445.0)	(159)%	$752.5	(17)%	$908.4
Product gross margins (as a percent of product revenue)	(15.7)%		21.8%		31.0%
Total gross margins (as a percent of total revenue)	1.9%		30.9%		38.0%

Product gross margins in fiscal year 2008 decreased 37.5 percentage points compared to fiscal year 2007 primarily due to aggressive industry price declines resulting in the sale of products at negative gross margins and related charges.  The related charges in fiscal year 2008 included:

-	Inventory reserves primarily to reduce the carrying value to the lower-of-cost-or-market for both inventory on-hand and in the channel of $394 million.
-	Charges of $121 million for adverse purchase commitments associated with under-utilization of Flash Ventures capacity for the 90-day period in which we have non-cancellable orders.
-	Impairment in our investments in Flash Partners and Flash Alliance of $83 million.

Amortization expense of acquisition-related intangible assets is expected to decline in fiscal year 2009 primarily due to impairments recorded in fiscal year 2008.

In fiscal years 2008, 2007 and 2006, we sold $27 million, $13 million and $14 million, respectively, of inventory that had been fully written-off in previous periods.

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

Research and Development.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
Research and development	$429.9	3%	$418.1	36%	$306.9
Percent of revenue	12.8%		10.7%		9.4%

Our fiscal year 2008 research and development expense growth was primarily due to an increase in payroll, payroll-related expenses and headcount-related expenses of approximately $21 million, an increase in consulting and material and equipment costs of $6 million, partially offset by lower share-based compensation expense of ($10) million and lower Flash Venture related costs of ($7) million.  The growth in fiscal year 2008 research and development expense reflects parallel investment in NAND X2, X3 and X4 storage technologies, and 3D Read/Write memory architecture technology.

Our fiscal year 2007 research and development expense growth was primarily due to an increase in payroll and payroll-related expenses of $43 million associated with headcount growth and our acquisition of msystems, higher consultant and outside service costs of $17 million, higher non-recurring engineering and material costs of $11 million and share-based compensation expense of $8 million related to increased headcount.  In addition, in fiscal year 2007 we recognized Flash Alliance start-up costs of $18 million.

Sales and Marketing.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
Sales and marketing	$328.1	11%	$294.6	45%	$203.4
Percent of revenue	9.8%		7.6%		6.3%

Our fiscal year 2008 sales and marketing expense growth over the comparable period in fiscal year 2007 was primarily due to increased branding and merchandising costs of $34 million and increased employee-related costs of $13 million, partially offset by lower share-based compensation expense of ($12) million.  The growth in branding and merchandising and employee-related costs primarily reflected expansion of our international sales channels.  Due to our restructuring activities in the fourth quarter of fiscal year 2008, we anticipate that our sales and marketing expenses will be lower in fiscal year 2009 than in fiscal year 2008.  For further discussion, see “Restructuring Charges and Other” below.

Our fiscal year 2007 sales and marketing expense growth included increased advertising and promotional costs on a worldwide basis of approximately $41 million.  In addition, payroll and payroll-related expenses increased $31 million and share-based compensation expense increased $9 million, both related to full-year increased headcount and our acquisition of msystems in November 2006.

General and Administrative.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
General and administrative	$204.8	13%	$181.5	14%	$159.8
Percent of revenue	6.1%		4.7%		4.9%

Our fiscal year 2008 general and administrative expense growth over the comparable period in fiscal year 2007 was primarily related to increased legal and outside advisor costs of $30 million and bad debt expense of $5 million, partially offset by lower share-based compensation costs of ($9) million and payroll and employee-related costs of ($3) million.  Our legal and outside advisor costs increased in fiscal year 2008 as compared to fiscal year 2007 primarily due to increased patent and anti-trust litigation expenses as well as expenses incurred in connection with strategic initiatives.  Due to our restructuring activities in the fourth quarter of fiscal year 2008, we expect that our general and administrative payroll and employee-related expenses will be lower in fiscal year 2009 than in fiscal year 2008.  For further discussion, see “Restructuring Charges and Other” below.

Our fiscal year 2007 general and administrative expense increases were primarily related to increased payroll, payroll-related expenses and share-based compensation expense associated with headcount increases including our acquisition of msystems in November 2006.

Impairment of Goodwill.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
Impairment of goodwill	$845.5	100%	n/a	—	n/a
Percent of revenue	25.2%		n/a		n/a

In accordance with SFAS 142, goodwill is not amortized, but instead is reviewed and tested for impairment at least annually and whenever events or circumstances occur which indicate that goodwill might be impaired.  We performed our annual impairment test on the first day of the fourth quarter of fiscal year 2008 and determined that the goodwill was not impaired.  However, based on a combination of factors, including the economic environment, current and forecasted operating results, NAND-industry pricing conditions and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis during the fourth quarter of fiscal year 2008 and we recognized an impairment charge of $845.5 million.

Impairment of Acquisition-Related Intangible Assets.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
Impairment of acquisition-related intangible assets	$175.8	100%	n/a	—	n/a
Percent of revenue	5.3%		n/a		n/a

In accordance with SFAS 144, we recorded a $176 million impairment on acquisition-related intangible assets in the fourth quarter of fiscal year 2008.  This impairment was based upon forecasted discounted cash flows which considered factors including a reduced business outlook primarily due to NAND-industry pricing conditions.

Amortization of Acquisition-Related Intangible Assets.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
Amortization of acquisition-related intangible assets	$17.1	(32)%	$25.3	45%	$17.4
Percent of revenue	0.5%		0.6%		0.5%

Amortization of acquisition-related intangible assets in fiscal year 2008 compared to fiscal year 2007 was lower due to intangible assets that were fully amortized in fiscal year 2007.  Our expense from the amortization of acquisition-related intangible assets was primarily related to our acquisitions of Matrix in January 2006 and msystems in November 2006.  Amortization expense of acquisition-related intangible assets is expected to decline in fiscal year 2009 primarily due to impairments recorded in fiscal year 2008.

The increase of amortization of acquisition-related intangible assets for the fiscal year ended December 31, 2007 was directly related to twelve months of amortization in fiscal year 2007 from our acquisition of msystems compared to less than two months of amortization in fiscal year 2006.

Write-off of Acquired In-Process Technology.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
Write-off of acquired in-process technology	n/a	—	n/a	—	$225.6
Percent of revenue	n/a		n/a		6.9%

As part of the Matrix acquisition in the first quarter of fiscal year 2006 and the msystems acquisition in the fourth quarter of fiscal year 2006, a portion of each purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off at the date of acquisition because technological feasibility had not been established and no alternative future uses existed.  The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values.  As of December 28, 2008, we estimated that the remaining in-process projects related to the msystems acquisition would be completed over the next two quarters at an estimated total cost of $4 million.  As of December 28, 2008, all in-process projects related to the Matrix acquisition were completed.

Restructuring Charges and Other.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
Restructuring and other	$35.5	430%	$6.7	100%	n/a
Percent of revenue	1.1%		0.2%		n/a

During fiscal years 2008 and 2007, we implemented several restructuring plans which included reductions of our workforce and consolidation of operations.  We recorded restructuring charges and other of $36 million and $7 million in fiscal years 2008 and 2007, respectively.  The goal of these restructuring and other charges was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs.  All expenses, including adjustments, associated with our restructuring plans are included in Restructuring Charges and Other in the Consolidated Statements of Operations.  For further discussion of our restructuring plans, refer to Note 10, “Restructuring Plans,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Fiscal 2008 Restructuring and Other

We recorded restructuring and other charges of $36 million for plans implemented in fiscal year 2008.  Of these charges, $15 million related to severance and benefits for employee reductions worldwide and $21 million related to marketing contract termination costs, technology license impairments and fixed asset impairments related to outsourcing certain manufacturing activities.  In addition, restructuring and other charges include an accrual for unrelated litigation settlements.

We expect to reduce our annual cost and operating expenses by approximately $53 million as a result of our fiscal year 2008 restructuring plans.  Approximately 19%, 33%, 31% and 17% of the restructuring cost savings related to the fiscal year 2008 restructuring plans are expected to be reflected as a reduction in cost of revenues, research and development expense, sales and marketing expense, and general and administrative expense, respectively.

Fiscal 2007 Restructuring

In the first quarter of fiscal year 2007, management approved and initiated plans to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs.  This restructuring plan eliminated certain duplicative assets and resources in all functions of the organization worldwide due to consolidating certain processes in order to reduce our cost structure, which resulted in a charge of $7 million in fiscal year 2007.

Other Income.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
Interest income	$94.4	(29)%	$133.4	32%	$101.1
Interest expense	(16.5)	(2)%	(16.9)	59%	(10.6)
Income (loss) in equity investments	(39.6)	300%	(9.9)	(248)%	6.7
Other income, net	32.1	110%	15.3	113%	7.2
Total other income, net	$70.4	(42)%	$121.9	17%	$104.4

Our fiscal year 2008 other income decrease compared to fiscal year 2007 was primarily due to lower interest income in fiscal year 2008 reflecting reduced interest rates and lower cash and investment balances, impairment of our equity investment in Tower of ($19) million, and an impairment of our investment in FlashVision of ($10) million.

Our fiscal year 2007 other income increase over the comparable period of fiscal year 2006 was primarily due to interest income of $133 million offset by full year interest expense of ($17) million resulting from our $1.15 billion debt offering in May 2006 and the acquired msystems’ $75 million debt offering, and an impairment charge of ($10) million to the wind-down of our FlashVision investment included in “Income (loss) in equity investments.”

Provision for Income Taxes.
	FY 2008	Percent Change	FY 2007	Percent Change	FY 2006
	(in millions, except percentages)
Provision for income taxes	$153.7	(12)%	$174.8	(24)%	$230.2
Effective income tax rates	(8.1)%		43.9%		53.5%

Our fiscal year 2008 provision for income taxes was an expense of $154 million with a negative effective tax rate of 8.1%. This is primarily due to the non-deductibility of the goodwill impairment charge and a valuation allowance recorded on certain U.S. and foreign gross deferred tax assets.  The valuation allowance significantly increased due primarily to the size of the fiscal year 2008 net loss and that it is not more likely than not that certain U.S. and foreign deferred tax assets will be realized in the future.  Fiscal year 2007 had a provision for income taxes of $175 million and an effective tax rate of 43.9%, which was higher than the statutory rate primarily due to non-deductible share-based compensation expenses and certain foreign losses partially offset by foreign earnings taxed at other than U.S. rates and tax-exempt interest.

Our fiscal year 2007 effective tax rate decreased from fiscal year 2006 primarily due to the fiscal year 2006 write-off of acquired in-process technology and higher tax-exempt interest income in fiscal year 2007.  This decrease was partially offset by foreign losses not benefited and non-deductible share-based compensation expenses.

Our reserve for unrecognized tax benefits related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, increased by $69 million and $46 million in fiscal years 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash Flows.  Our cash flows were as follows:

	FY 2008	Percent Change	FY 2007		Percent Change	FY 2006
	(in millions, except percentages)
Net cash provided by operating activities	$86.8	(87)%		$652.9	9%	$598.1
Net cash provided by (used in) investing activities	29.3	102%		(1,218.4)	(25)%	(978.1)
Net cash provided by (used in) financing activities	11.9	107%		(181.0)	(115)%	1,197.3
Effect of changes in foreign currency exchange rates on cash	0.3	160%		(0.5)	(138)%	1.3
Net increase (decrease) in cash and cash equivalents	$128.3	117%	$	(747.0)	(191)%	$818.6

Operating Activities.  Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.  Cash provided by operations was $87 million for fiscal year 2008 as compared to cash provided by operations of $653 million for fiscal year 2007.  The decline in cash provided by operations in fiscal year 2008 compared to fiscal year 2007 resulted primarily from our net loss of $2.06 billion offset by non-cash impairments.  Cash flow from accounts receivable in fiscal year 2008 was positively impacted by increased collection efforts and by reduced product accounts receivable levels as compared with the prior year period.  The increase in inventory was related primarily to the expansion of capacity and production at Flash Alliance and Flash Partners while revenue from our products declined from fiscal year 2007 to fiscal year 2008.  The increase in other assets was due to the increase in tax receivables related to tax refunds expected on carryback claims due to the fiscal year 2008 net loss.  Within operating activities for fiscal year 2008, there was an increase in cash provided primarily related to an increase in related parties payables due to timing of Flash Ventures payments at fiscal year 2008 year end, an increase in other liabilities related to Flash Ventures capacity under utilization accrual, timing of the cash settlement of outstanding hedge contracts, and lower deferred income on shipments to distributors and retailers related to lower revenue levels.

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

Investing Activities.  Cash provided from investing activities for fiscal year 2008 was $29 million as compared to cash used in investing activities of $1.12 billion in fiscal year 2007.  The increase in cash provided from investing was primarily related to reduced purchases of short and long-term investments due to our higher liquidity requirements and the return of $103 million on our investment in FlashVision and $40 million from the sale of 200-millimeter fab equipment that we owned directly as compared to the return of $38 million from FlashVision in the fiscal year 2007.  Usage of cash for investments in and loans to Flash Partners and Flash Alliance was $384 million in fiscal year 2008 compared to $651 million in fiscal year 2007.

We used $1.22 billion for investing activities during the fiscal year ended December 30, 2007.  Purchases of short and long-term investments, net of proceeds from sales and maturities of short-term investments, totaled $318 million.  Capital expenditures for the year were $259 million and investments and notes to FlashVision, Flash Partners and Flash Alliance were $613 million, net of repayments.

Financing Activities.  Net cash provided by financing activities for fiscal year 2008 of $12 million as compared to cash used in financing activities of $181 million in fiscal year 2007 was primarily related to lower cash proceeds from employee stock programs and repayment of debt financing in fiscal year 2008 offset by the termination of the share repurchase programs which used cash in fiscal year 2007.

We used $181 million of cash for financing activities during the fiscal year ended December 30, 2007 comprised primarily of $300 million to purchase treasury shares pursuant to our share repurchase program, partially offset by cash received from exercises of share-based awards of $100 million.  Additionally, during the fiscal year ended December 30, 2007, we received a tax benefit of $18 million on employee stock programs.

Liquid Assets.  At December 28, 2008, we had cash, cash equivalents and short-term investments of $1.44 billion.  We have $1.10 billion of long-term investments which we believe are also liquid assets, but are classified as long-term investments due to the remaining maturity of the investment being greater than one year.

Short-Term Liquidity.  As of December 28, 2008, our working capital balance was $1.44 billion.  We expect our loans to and investments in Flash Ventures as well as our investments in property, plant and equipment to be approximately $0.5 billion in fiscal year 2009.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements.  The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of December 28, 2008, Flash Ventures was in compliance with all of its master lease covenants.  While our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, our R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.

On February 4, 2009, R&I confirmed our credit rating at BBB- with a change in outlook from stable to negative.  If R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution was unsuccessful, we could be required to pay a portion or the entire outstanding lease obligations covered by our guarantee under such Flash Ventures master lease agreements of up to $2.09 billion, based upon the exchange rate at December 28, 2008, which could negatively impact our short-term liquidity.

Long-Term Requirements.  Depending on the demand for our products, we may decide to make additional investments, which could be substantial, in wafer fabrication foundry capacity and assembly and test manufacturing equipment to support our business in the future.  We may also make equity investments in other companies or engage in merger or acquisition transactions.  These activities may require us to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts could prevent us from funding Flash Ventures; increasing our wafer supply; developing or enhancing our products; taking advantage of future opportunities; engaging in investments in or acquisitions of companies; growing our business or responding to competitive pressures or unanticipated industry changes; any of which could harm our business.

Financing Arrangements.  At December 28, 2008, we had $1.23 billion of aggregate principal amount in convertible notes outstanding, consisting of $1.15 billion in aggregate principal amount of our 1% Senior Convertible Notes due 2013 and $75.0 million in aggregate principal amount of our 1% Convertible Notes due 2035.  Our 1% Convertible Notes due 2035 may be redeemed in whole or in part by the holders thereof at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest on March 15, 2010 and various dates thereafter.

Concurrent with the issuance of the 1% Senior Convertible Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of December 28, 2008, the warrants had an expected life of approximately 4.6 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of December 28, 2008, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Senior Convertible Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Senior Convertible Notes due 2013 or the first day that none of the 1% Senior Convertible Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Senior Convertible Notes due 2013.  As of December 28, 2008, we had not purchased any shares under this convertible bond hedge agreement.  See Note 7, “Financing Arrangements,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Flash Partners and Flash Alliance Ventures with Toshiba.  We are a 49.9% percent owner in both Flash Partners and Flash Alliance, or hereinafter referred to as Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures.  This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba.  Flash Ventures purchase wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a markup.  We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or to pay for 50% of the fixed costs of Flash Ventures.  We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers.  See Note 14, “Related Parties and Strategic Investments,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of product revenues.  Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we are entitled to less than a majority of expected gains and losses with respect to each venture.  Accordingly, we account for our investments under the equity method and do not consolidate.

Under Flash Ventures’ agreements, we agreed to share in Toshiba’s costs associated with NAND product development and our common semiconductor research and development activities.  As of December 28, 2008, we had accrued liabilities related to those common research and development expenses of $4.0 million.  Our common research and development obligation related to Flash Ventures is variable based on an annual forecasted joint research and development costs as mutually agreed upon by us and Toshiba.  In addition to general NAND product development and common semiconductor research performed by Toshiba, both parties perform direct research and development activities specific to Flash Ventures, and our contribution is based on a variable computation.  We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.

For semiconductor fixed assets that are leased by Flash Ventures, we and/or Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into from December 2004 through December 2008.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee, net of lease payments, as of December 28, 2008, was 189.4 billion Japanese yen, or approximately $2.09 billion based upon the exchange rate at December 28, 2008.

From time-to-time, we and Toshiba mutually approve increases in the wafer supply capacity of Flash Ventures that may contractually obligate us to increase capital funding.  As of December 28, 2008, Flash Partners’ Fab 3 had reached full capacity of approximately 150,000 wafers per month; however, we expect to continue to invest in Flash Partners in order to convert to future technology nodes.  The capacity of Flash Alliance’s Fab 4 at full expansion is expected to be approximately 210,000 wafers per month, and the timeframe to reach full capacity is to be mutually agreed upon by both parties.  In fiscal year 2008, Fab 4 was ramped to more than 50% of this estimated full capacity.  We are currently not investing in further capacity expansion of Fab 4 as weak macroeconomic conditions coupled with the growth of our NAND supply base have resulted in us carrying excess inventory.  During the remainder of fiscal year 2009, we expect to invest approximately $425 million in Flash Ventures primarily for future technology nodes, which we expect will be funded through additional investments and loans to Flash Ventures, and working capital contributions from Flash Ventures.

On January 29, 2009, we entered into definitive agreements with Toshiba, under which we and Toshiba agreed to restructure Flash Partners and Flash Alliance to provide for the acquisition by Toshiba of certain production capacity in connection with the production of NAND flash memory products at the facilities.  The agreements specify the terms and conditions under which each flash venture has agreed to sell to Toshiba more than 20% of its current production capacity through the acquisition by Toshiba of certain owned and leased equipment.  The total value of the restructuring transaction to us is approximately $890 million based upon the exchange rate as of January 29, 2009.  Approximately one-third of this value will be in cash paid to us and approximately two-thirds of this value represents a transfer of lease obligations to Toshiba which should reduce our outstanding lease obligations and associated lease guarantees by approximately 28%.  These transactions are expected to occur at several closings between January 30, 2009 and March 31, 2009, subject to certain closing conditions and contingencies.

FlashVision Venture with Toshiba.  In the second quarter of fiscal year 2008, we and Toshiba determined that production of NAND flash memory products utilizing 200-millimeter wafers was no longer cost effective relative to market prices for NAND flash memory and decided to wind-down the FlashVision venture.  As part of the ongoing wind-down of FlashVision, Toshiba purchased certain assets of FlashVision.  The existing master equipment lease agreement between FlashVision and a consortium of financial institutions has been retired, thereby releasing us from our contingent indemnification obligation with Toshiba.  Due to the wind-down qualifying as a reconsideration event under FIN 46R, we re-evaluated and concluded that FlashVision is no longer a variable interest entity within the scope of FIN 46R.  In fiscal year 2008, we received distributions of $103 million, relating to our investment in FlashVision.  We took impairment charges of $10 million in the fourth quarter of fiscal year 2007 and $10 million in the third quarter of fiscal year 2008 due to FlashVision’s difficulty in selling the remaining excess capital equipment due to deteriorating market conditions for equipment related to the production of 200-millimeter NAND-based flash memory products.  At December 28, 2008, we had a net investment in FlashVision of $64 million denominated in Japanese yen, offset by $43 million of cumulative translation adjustments recorded in accumulated OCI within Stockholder’s Equity of the Consolidated Balance Sheets.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at December 28, 2008, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 13, “Commitments, Contingencies and Guarantees,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.  Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers.  In addition, we also have significant costs denominated in the Chinese renminbi, or RMB, and the Israeli New shekel, or ILS.  We do not enter into derivatives for speculative or trading purposes.  In fiscal years 2008 and 2007, we used foreign currency forward contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar.  In addition, in fiscal year 2008, we used foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers.  Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized.  See Note 6, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

For a discussion of foreign operating risks and foreign currency risks, see Item 1A, “Risk Factors.”

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  This is accomplished by investing in widely diversified investment grade marketable securities.  As of December 28, 2008, a hypothetical 50 basis point increase in interest rates would result in an approximate $11 million decline (less than 0.71%) in the fair value of our available-for-sale debt securities.

Foreign Currency Risk.  The majority of our revenues are transacted in the U.S. dollar, with some revenues transacted in the Euro, the Great British pound, and the Japanese yen.  Our flash memory costs, which represent the largest portion of our cost of revenues, are denominated in the Japanese yen.  We also have some cost of revenues denominated in RMB.  The majority of our operating expenses are denominated in the U.S. dollar, however, we have expenses denominated in ILS and numerous other currencies.  On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure being our notes receivable from the Flash Ventures, which are denominated in the Japanese yen.

We enter into foreign currency forward contracts to hedge the gains or losses generated by the remeasurement of our significant foreign currency denominated monetary assets and liabilities. The fair value of these contracts is reflected as other current assets or other current liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense) to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income (expense).

We use foreign currency forward contracts and option contracts to partially hedge our future Japanese yen flash memory costs.  These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated OCI and subsequently recognized in cost of product revenues in the same period the hedged cost of product revenues is recognized.

At December 28, 2008 we had foreign currency forward exchange contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $577 million in foreign currencies to hedge our foreign currency denominated monetary net asset position.  The maturities of these contracts were 3 months or less.

At December 28, 2008 we had foreign currency forward exchange contracts and option contracts in place that amounted to a  net purchase in U.S. dollar equivalent of approximately $352 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 12 months or less.

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges as of December 28, 2008 is shown in the table below.  This table also shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.  These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain/(Loss) as of December 28, 2008	Change in Fair Value Due to 10% Adverse Rate Movement
	(In thousands)
Balance sheet hedge forward contracts sold	$(2,583,096)	$(144,041)	$(282,559)
Balance sheet hedge forward contracts purchased	2,005,976	12,088	204,553
Total net forward contracts sold	$(577,120)	$(131,953)	$(78,006)

The notional amount and unrealized gain of our outstanding forward and option contracts that are designated as cash flow hedges as of December 28, 2008 is shown in the table below.  This table also shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Unrealized Gain/(Loss) as of December 28, 2008	Change in Fair Value Due to 10% Adverse Rate Movement
	(In thousands)
Cash flow hedge forward contracts purchased	$259,563	$40,182	$(23,373)
Cash flow hedge option contracts purchased	91,946	11,394	(7,334)
Total cash flow hedge contracts purchased	$351,509	$51,576	$(30,707)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk.  We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies.  As of December 28, 2008, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $0.2 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at December 28, 2008.  Actual results may differ materially.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2008.

However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Our independent registered public accounting firm has audited the financial statements included in Item 8 of this report and has issued an attestation report on our internal control over financial reporting which is included at page F-3.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under “Business-Executive Officers” in this report and under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer and principal financial and accounting officer.  This code of ethics, which consists of the “SanDisk Code of Ethics for Financial Executives” section of our code of ethics that applies to employees generally, is posted on our website, www.sandisk.com.  Our code of ethics may be found on our website as follows:

•	From our main Web page, first click on “About SanDisk” and then scroll down and click on “Business Conduct and Ethics.”

•	Scroll down to Part IV, “SanDisk Code of Ethics for Financial Executives.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting the required information on our website, at the address and location specified above.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth under “Director Compensation- Fiscal 2008,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Summary Compensation Table- Fiscal 2008,” “Outstanding Equity Awards at Fiscal 2008 Year-End” and “Option Exercises and Stock Vested in Fiscal 2008” in our Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is set forth under “Compensation Committee Interlocks and Insider Participation,” “Certain Transactions and Relationships,” and under “Election of Directors” in our Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accountant Fees and Services” and “Report of the Audit Committee” in our Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

We have audited the accompanying Consolidated Balance Sheets of SanDisk Corporation as of December 28, 2008 and December 30, 2007, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 28, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SanDisk Corporation at December 28, 2008 and December 30, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SanDisk Corporation’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) and our report, dated February 20 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 20, 2009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SanDisk Corporation

We have audited SanDisk Corporation’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  SanDisk Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, SanDisk Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of SanDisk Corporation as of December 28, 2008 and December 30, 2007, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 28, 2008 of SanDisk Corporation and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 20, 2009

SANDISK CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28, 2008	December 30, 2007
	(In thousands, except for share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$962,061	$833,749
Short-term investments	477,296	1,001,641
Accounts receivable from product revenues, net of allowance for doubtful accounts of $13,881 in fiscal year 2008 and $13,790 in fiscal year 2007	122,092	462,983
Inventory	598,251	555,077
Deferred taxes	73,684	212,255
Other current assets	469,961	233,952
Total current assets	2,703,345	3,299,657
Long-term investments	1,097,302	1,060,393
Property and equipment, net	396,987	422,895
Notes receivable and investments in flash ventures with Toshiba	1,602,291	1,108,905
Deferred taxes	15,188	117,130
Goodwill	—	840,870
Intangible assets, net	63,182	322,023
Other non-current assets	48,641	62,946
Total assets	$5,926,936	$7,234,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$240,985	$285,711
Accounts payable to related parties	370,006	158,443
Other current accrued liabilities	502,443	286,850
Deferred income on shipments to distributors and retailers and deferred revenue	149,575	182,879
Total current liabilities	1,263,009	913,883
Convertible long-term debt	1,225,000	1,225,000
Non-current liabilities	263,977	135,252
Total liabilities	2,751,986	2,274,135

Minority interest	151	1,067

Commitments and contingencies (see Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized shares: 4,000,000, Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized shares: 800,000,000; Issued and outstanding: 226,128,177 in fiscal year 2008 and 224,166,707 in fiscal year 2007	226	224
Capital in excess of par value	3,912,303	3,796,849
Retained earnings (accumulated deficit)	(926,707)	1,130,069
Accumulated other comprehensive income	188,977	32,475
Total stockholders’ equity	3,174,799	4,959,617
Total liabilities and stockholders’ equity	$5,926,936	$7,234,819

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands, except per share amounts)
Revenues
Product	$2,843,243	$3,446,125	$2,926,472
License and royalty	508,109	450,241	331,053
Total revenues	3,351,352	3,896,366	3,257,525

Cost of product revenues	3,233,753	2,628,838	2,007,684
Amortization of acquisition-related intangible assets	54,512	64,809	10,368
Total cost of product revenues	3,288,265	2,693,647	2,018,052
Gross profit	63,087	1,202,719	1,239,473

Operating expenses
Research and development	429,949	418,066	306,866
Sales and marketing	328,079	294,594	203,406
General and administrative	204,765	181,509	159,835
Impairment of goodwill	845,453	—	—
Impairment of acquisition-related intangible assets	175,785	—	—
Amortization of acquisition-related intangible assets	17,069	25,308	17,432
Write-off of acquired in-process technology	—	—	225,600
Restructuring and other	35,467	6,728	—
Total operating expenses	2,036,567	926,205	913,139
Operating income (loss)	(1,973,480)	276,514	326,334

Interest income	94,417	133,355	101,088
Income (loss) in equity investments	(39,568)	(9,949)	6,678
Interest (expense) and other income (expense), net	15,597	(1,504)	(3,392)
Total other income	70,446	121,902	104,374
Income (loss) before provision for income taxes	(1,903,034)	398,416	430,708
Provision for income taxes	153,742	174,848	230,193
Income (loss) after taxes	(2,056,776)	223,568	200,515
Minority interest	—	5,211	1,619
Net income (loss)	$(2,056,776)	$218,357	$198,896
Net income (loss) per share:
Basic	$(9.13)	$0.96	$1.00
Diluted	$(9.13)	$0.93	$0.96
Shares used in computing net income (loss) per share:
Basic	225,292	227,744	198,929
Diluted	225,292	235,857	207,451

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Total Stockholders’ Equity
	(In thousands)
Balance at January 1, 2006	188,222	$188	$1,621,819	$906,624	$2,635	$(7,475)	$2,523,791
Net income				198,896			198,896
Unrealized income on available-for-sale investments					2,315		2,315
Unrealized loss on investments in foundries					(227)		(227)
Foreign currency translation					770		770
Comprehensive income							201,754
Issuance of shares pursuant to equity plans	4,861	5	87,049				87,054
Issuance of stock pursuant to employee stock purchase plan	264		9,250				9,250
Issuance of restricted stock	63						—
Income tax benefit from stock options exercised			61,453				61,453
Share-based compensation expense and reversal of deferred compensation			96,415			7,475	103,890
Purchased calls			(386,090)				(386,090)
Sold warrants			308,672				308,672
Tax benefit on purchased calls			145,556				145,556
Issuance of stock and equity awards related to acquisitions	33,108	33	1,686,356				1,686,389
Reclass of premium on assumed msystems convertible debt			26,415				26,415
Balance at December 31, 2006	226,518	226	3,656,895	1,105,520	5,493	—	4,768,134
Net income				218,357			218,357
Unrealized income on available-for-sale investments					6,770		6,770
Foreign currency translation					15,797		15,797
Unrealized income on hedging activities					4,415		4,415
Comprehensive income							245,339
Issuance of shares pursuant to equity plans	4,724	5	87,010				87,015
Issuance of stock pursuant to employee stock purchase plan	386		13,296				13,296
Income tax benefit from stock options exercised			18,442				18,442
Share-based compensation expense			132,647				132,647
Cumulative effect to prior year related to unrecognized tax benefits upon adoption of FIN 48			(4,756)	(993)			(5,749)
Share repurchases	(7,461)	(7)	(106,785)	(192,815)			(299,607)
Consolidated venture capital contributions			100				100
Balance at December 30, 2007	224,167	224	3,796,849	1,130,069	32,475	—	4,959,617
Net loss				(2,056,776)			(2,056,776)
Unrealized loss on available-for-sale investments					(22,650)		(22,650)
Foreign currency translation					77,368		77,368
Unrealized income on hedging activities					101,784		101,784
Comprehensive loss							(1,900,274)
Issuance of shares pursuant to equity plans	1,005	1	5,397				5,398
Issuance of stock pursuant to employee stock purchase plan	956	1	14,302				14,303
Income tax benefit from stock options exercised			(3,945)				(3,945)
Share-based compensation expense			98,719				98,719
Change in unrecognized tax benefits as a result of settlement and expiration of statute of limitations			981				981
Balance at December 28, 2008	226,128	$226	$3,912,303	$(926,707)	$188,977	$—	$3,174,799

The accompanying notes are an integral part of these consolidated financial statements.

SANDISK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,056,776)	$218,357	$198,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred and other taxes	265,633	(35,188)	(25,636)
Depreciation and amortization	257,389	255,743	135,585
Provision for doubtful accounts	8,778	3,530	3,316
Share-based compensation expense	97,799	133,010	100,641
Excess tax benefit from share-based compensation	(1,938)	(18,375)	(57,393)
Write-off of acquired in-process technology	—	—	225,600
Impairment, restructuring and other charges	1,146,407	—	—
Other non-cash charges (income)	18,940	12,721	(2,793)
Changes in operating assets and liabilities:
Accounts receivable from product revenues	332,113	145,657	(115,061)
Inventory	(42,969)	(57,586)	(23,660)
Other assets	(320,593)	(34,789)	(12,094)
Accounts payable trade	(48,727)	23,772	(64,228)
Accounts payable to related parties	215,563	20,966	24,617
Other liabilities	215,189	(14,891)	210,273
Total adjustments	2,143,584	434,570	399,167
Net cash provided by operating activities	86,808	652,927	598,063
Cash flows from investing activities:
Purchases of short and long-term investments	(1,986,338)	(3,717,897)	(2,135,973)
Proceeds from sales and maturities of short and long-term investments	2,441,374	3,399,583	1,497,120
Proceeds from sales of property and equipment	39,680	—	—
Acquisition of property and equipment, net	(184,033)	(258,954)	(176,474)
Investment in Flash Partners Ltd. and Flash Alliance Ltd.	(96,705)	(125,547)	(132,209)
Distribution from FlashVision Ltd.	102,530	—	—
Notes receivable proceeds, FlashVision Ltd.	—	37,512	23,538
Notes receivable issuance, Flash Partners Ltd.	(37,418)	(525,252)	(95,445)
Notes receivable proceeds (issuance), Tower Semiconductor Ltd.	3,125	1,125	(9,705)
Notes receivable issuance, Flash Alliance Ltd.	(250,070)	—	—
Purchased technology and other assets	1,786	(28,928)	—
Acquisition of MusicGremlin, Inc.	(4,604)	—	—
Cash acquired in business combinations, net of acquisition costs	—	—	51,087
Net cash provided by (used in) investing activities	29,327	(1,218,358)	(978,061)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	1,125,500
Proceeds from employee stock programs	19,701	100,311	96,304
Proceeds from (repayment of) debt financing	(9,785)	9,803	—
Purchase of convertible bond hedge	—	—	(386,090)
Proceeds from issuance of warrants	—	—	308,672
Distribution to minority interest	—	(9,880)	(4,491)
Excess tax benefit from share-based compensation	1,938	18,375	57,393
Share repurchase programs	—	(299,607)	—
Net cash provided by (used in) financing activities	11,854	(180,998)	1,197,288
Effect of changes in foreign currency exchange rates on cash	323	(522)	1,352
Net increase (decrease) in cash and cash equivalents	128,312	(746,951)	818,642
Cash and cash equivalents at beginning of the year	833,749	1,580,700	762,058
Cash and cash equivalents at end of the year	$962,061	$833,749	$1,580,700

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(129,141)	$(193,300)	$(81,100)
Cash paid for interest expense	$(12,386)	$(15,168)	$(6,965)
Non-cash financing and investing activities:
Issuance of shares in a business combination	$—	$—	$1,607,450

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

Basis of Presentation.  The Company’s fiscal year ends on the Sunday closest to December 31.  Fiscal years 2008, 2007, and 2006 each consisted of 52 weeks.

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories and related reserves, investments, long-lived assets, income taxes, warranty obligations, restructuring, contingencies, share-based compensation and litigation.  The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources.  Actual results could differ from these estimates.

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

Notes to Consolidated Financial Statements

The Company records estimated reductions of revenue for customer and distributor incentive programs and offerings, including price protection, promotions, co-op advertising and other volume-based incentives, and expected returns.  Additionally, the Company has incentive programs that require it to estimate, based on historical experience, the number of customers who will actually redeem the incentive.  All sales incentive programs are recorded as an offset to product revenues or deferred revenues.  Marketing development programs are recorded as a reduction to revenue in compliance with Emerging Issues Task Force No. 01-9 (“EITF 01-9”), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

Income Taxes.  The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements, but have not been reflected in the Company's taxable income.  A valuation allowance has been established to reduce deferred tax assets to their estimated realizable value.  Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Foreign Currency.  The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur.  Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in Net Income (Loss) as a non-operating item in each period.  Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the exchange rate in effect on the balance sheet date and any gains and losses are included in cumulative translation adjustment.  The Company continuously evaluates its foreign currency exposures and may continue to enter into hedges or other risk mitigating arrangements in the future.  Aggregate gross foreign currency transaction gain (loss) prior to corresponding foreign exchange hedge offset recorded to Net Income (Loss) was $181.3 million, $15.6 million and ($2.5) million in fiscal years 2008, 2007 and 2006, respectively.

Cash Equivalents, Short and Long-Term Investments.  Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase.  Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments.  Investments with remaining maturities greater than one year as of the balance sheet date are classified as long-term investments.  Short and long-term fixed income investments consist of commercial paper, United States (“U.S.”) government and agency obligations, corporate/municipal notes and bonds, and variable rate demand notes.  Both short and long-term investments also include investments in certain equity securities.  The fair market value, based on quoted market prices, of cash equivalents, and short and long-term investments at December 28, 2008, approximated their carrying value.  Cost of securities sold is based on a first-in, first-out method.

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

Notes to Consolidated Financial Statements

Property and Equipment.  Property and equipment are carried at cost less accumulated depreciation, estimated residual value, if any, and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, ranging from two to twenty-five years.

Variable Interest Entities.  The Company evaluates its equity method investments to determine whether any investee is a variable interest entity within the meaning of the Financial Accounting Standards Board (“FASB”), Interpretation No. 46R (“FIN 46R”), Accounting for Variable Interest Entities.  If the Company concludes that an investee is a variable interest entity, the Company evaluates its expected gains and losses of such investee to determine whether the Company is the primary beneficiary of the investee.  If the Company is the primary beneficiary of a variable interest entity, the Company consolidates such entity and reflects the minority interest of other beneficiaries of that entity.  If the Company concludes that an investee is not a variable interest entity, the Company does not consolidate the investee.

Equity Investments.  The Company accounts for investments in equity securities of other entities, including variable interest entities that are not consolidated, under the cost method of accounting if investments in voting equity interests of the investee is less than 20%.  The equity method of accounting is used if the Company’s investment in voting stock is greater than or equal to 20% but less than a majority.  In considering the accounting method for investments less than 20%, the Company also considers other factors such as its ability to exercise significant influence over operating and financial policies of the investee.  If certain factors are present, the Company could account for investments for which it has less than a 20% ownership under the equity method of accounting.  Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.  Investments in public companies with restrictions greater than one year are carried at cost.  Investments in public and non-public companies are reviewed on a quarterly basis to determine if their value has been impaired and adjustments are recorded as necessary.  Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses.  Declines in value that are judged to be other-than-temporary are reported in Other Income (Expense) or Cost of Product Revenues in the accompanying Consolidated Statements of Operations.  See Note 4, “Balance Sheet Information - Notes Receivable and Investments in Flash Ventures with Toshiba,” regarding impairment of equity method investments in fiscal year 2008.

Inventories and Inventory Valuation.  Inventories are stated at the lower of cost (first-in, first-out) or market.  Market value is based upon an estimated average selling price reduced by estimated costs of disposal.  Should actual market conditions differ from the Company’s estimates, the Company’s future results of operations could be materially affected.  Reductions in inventory valuation are included in Cost of Product Revenues in the accompanying Consolidated Statements of Operations.  The Company’s inventory impairment charges permanently establish a new cost basis and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  Rather these amounts are reversed into income only if, as and when the inventory is sold.

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

Notes to Consolidated Financial Statements

Other Long-Lived Assets.  Intangible assets with definite useful lives and other long-lived assets are tested for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for Impairment of Disposal of Long-Lived Assets.  The Company assesses the carrying value of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable.  Factors the Company considers important which could result in an impairment review include: (1) significant under-performance relative to the historical or projected future operating results; (2) significant changes in the manner of use of assets; (3) significant negative industry or economic trends; and (4) significant changes in the Company’s market capitalization relative to net book value.  Any changes in key assumptions about the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations.  See Note 5, “Goodwill and Intangible Assets,” regarding impairment of long-lived assets in fiscal year 2008.

Fair Value of Financial Instruments.  For certain of the Company’s financial instruments, including accounts receivable, short-term investments and accounts payable, the carrying amounts approximate fair market value due to their short maturities.  See Note 3, “Investments and Fair Value Measurements,” for financial assets and liabilities measured at fair value.  For those financial instruments where the carrying amounts differ from fair market value, the following table represents the related cost basis and the estimated fair values, which are based on quoted market prices (in millions):

	As of December 28, 2008		As of December 30, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
1% Convertible senior notes due 2013	$1,150	$477	$1,150	$913
1% Convertible notes due 2035	75	64	75	85

Advertising Expenses.  Marketing co-op development programs, where the Company receives, or will receive, an identifiable benefit (i.e. goods or services) in exchange for the amount paid to its customer and the Company can reasonably estimate the fair value of the benefit it receives for the customer incentive payment, are classified, when granted, as marketing expense.  Advertising expenses not meeting this criteria are classified as a reduction to product revenue.  Any other advertising expenses not meeting these conditions are expensed as incurred.  Advertising expenses were $39.9 million, $35.5 million and $24.8 million in fiscal years 2008, 2007 and 2006, respectively.

Research and Development Expenses.  Research and development expenditures are expensed as incurred.

Notes to Consolidated Financial Statements

Note 2:  Recent Accounting Pronouncements

SFAS No. 160.  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary based upon the fair value of the noncontrolling equity investment.  Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company believes that the adoption of SFAS 160 will not have a material effect to its consolidated results of operations and financial position.

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

FSP No. APB 14-1.  In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of the convertible debt instrument that may be settled in cash upon conversion (including partial cash settlement) in a manner that reflects the issuer’s economic interest cost.  Further, FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, with early application prohibited, and requires retrospective application to all periods presented.

The following tables illustrate the Company’s convertible long-term debt, net income (loss) and net income (loss) per share on an as reported basis and the estimated pro forma effect if the Company had applied the provisions of FSP APB 14-1 for all periods affected (in thousands):

	December 28, 2008	December 30, 2007
Convertible long-term debt, as reported	$1,225,000	$1,225,000
Convertible long-term debt, pro forma	947,926	897,518

Notes to Consolidated Financial Statements

Amortization of bond discount, as described above, net of tax for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively, is estimated as follows (in thousands, except for per share amounts):

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net income (loss), as reported	$(2,056,776)	$218,357	$198,896
Amortization of bond discount	(50,514)	(46,985)	(28,131)
Tax effect of amortization of bond discount	18,732	17,819	10,362
Valuation allowance reversal	98,615	─	─
Pro forma net income (loss)	$(1,989,943)	$189,191	$181,127

Basic net income (loss) per share
As reported	$(9.13)	$0.96	$1.00
Pro forma	$(8.83)	$0.83	$0.91

Diluted net income (loss) per share
As reported	$(9.13)	$0.93	$0.96
Pro forma	$(8.83)	$0.80	$0.87

Upon adoption of FSP APB 14-1, the Company will record certain deferred tax liabilities which can be offset against deferred tax assets and result in the reversal of a portion of the valuation allowance.

The amortization of bond discount required under FSP APB 14-1 is a non-cash expense and has no impact on the total operating, investing and financing cash flows in the prior period or future Consolidated Statements of Cash Flows.  May 2006 was the date of first issuance of convertible debt by the Company that is subject to the provisions of FSP APB 14-1.

Notes to Consolidated Financial Statements

Note 3:  Investments and Fair Value Measurements

Effective December 31, 2007, the Company adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements.  In February 2008, the FASB approved FSP Statement of Financial Accounting Standards No. 157-2 (“FSP SFAS 157-2”), Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments.  The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2.  The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s Consolidated Financial Statements.  The Company is currently evaluating the impact of applying the deferred portion of SFAS 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities.  In accordance with FSP SFAS 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for fiscal years beginning after November 15, 2008.

Concurrently with the adoption of SFAS 157, the Company adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value.  As of December 28, 2008, the Company did not elect the fair value option under SFAS 159 for any financial assets and liabilities that were not previously measured at fair value.

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

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to directly access.

Level 2
Valuations based on quoted prices for similar assets or liabilities; valuations for interest-bearing securities based on non-daily quoted prices in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

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

Notes to Consolidated Financial Statements

Financial assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of December 28, 2008 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$1,822,466	$317,081	$1,505,385	$—
Equity investments	37,227	37,227	—	—
Derivative assets	105,133	—	105,133	—
Other	2,889	—	2,889	—
Total financial assets	$1,967,715	$354,308	$1,613,407	$—

Derivative liabilities	$153,523	$—	$153,523	$5,714
Total financial liabilities	$153,523	$—	$153,523	$5,714

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of December 28, 2008 were presented on the Company’s Consolidated Balance Sheet as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$317,081	$317,081	$—	$—
Short-term investments	477,296	2,062	475,234	—
Long-term investments	1,097,302	35,165	1,062,137	—
Other current assets and other non-current assets	76,036	—	76,036	—
Total financial assets	$1,967,715	$354,308	$1,613,407	$—

Other current accrued liabilities	$153,523	$—	$153,523	$—
Total financial liabilities	$153,523	$—	$153,523	$—

_________________
(1)	Excludes Cash of $645.0 million included in Cash and Cash Equivalents on the Consolidated Balance Sheet as of December 28, 2008.

Notes to Consolidated Financial Statements

Available-for-Sale Investments.  Available-for-sale investments for the fiscal years ended December 28, 2008 and December 30, 2007 were as follows (in thousands):

	December 28, 2008				December 30, 2007
	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Fixed income securities:
U.S. Treasury and agency securities	$40,110	$476	$—	$40,586	$142,667	$269	$—	$142,936
U.S. Corporate notes and bonds	56,916	267	(360)	56,823	340,458	11	—	340,469
Municipal notes and bonds	1,387,592	21,714	(1,330)	1,407,976	2,094,585	12,203	(109)	2,106,679
Total fixed income securities	1,484,618	22,457	(1,690)	1,505,385	2,577,710	12,483	(109)	2,590,084
Equity investments	70,226	—	(32,999)	37,227	89,678	6,266	(10,965)	84,979
Total available-for-sale investments	$1,554,844	$22,457	$(34,689)	$1,542,612	$2,667,388	$18,749	$(11,074)	$2,675,063

The following table summarizes at December 28, 2008, those securities that have been in an unrealized loss position, the fair value and gross unrealized losses on the available-for-sale investments aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position.  All unrealized losses on available-for-sale securities have been in a continuous unrealized loss position for less than 12 months.  See Note 14, “Related Parties and Strategic Investments – Tower Semiconductor,” for discussion on the other than temporary impairment in the Tower equity securities.  Available-for-sale securities that were in an unrealized gain position have been excluded from the table (in thousands):

	Unrealized Loss for Less than 12 Months
	Market Value	Gross Unrealized Losses
U.S. corporate and municipal notes and bonds	$132,018	$(1,690)
Equity investments	35,165	(32,999)
Total	$167,183	$(34,689)

The gross unrealized losses related to U.S. corporate and municipal notes and bonds were primarily due to changes in interest rates.  The gross unrealized loss related to publicly traded equity investments were due to changes in market prices.  The Company has cash flow hedges designated to mitigate risk from these equity investments as of December 28, 2008, as discussed in Note 6, “Derivatives and Hedging Activities.”  Gross unrealized losses on all available-for-sale fixed income securities at December 28, 2008 are considered temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.

Gross realized gains and losses on sales of available-for-sale securities during the fiscal year ended December 28, 2008 were immaterial.

Fixed income securities at December 28, 2008 by contractual maturity are shown below (in thousands).  Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Cost	Estimated Fair Value
Due in one year or less	$472,023	$475,234
Due after one year through five years	1,012,595	1,030,151
Total	$1,484,618	$1,505,385

Notes to Consolidated Financial Statements

Note 4:  Balance Sheet Information

Accounts Receivable from Product Revenues, net.  Accounts receivable from product revenues, net, were as follows (in thousands):

	December 28, 2008	December 30, 2007
Trade accounts receivable	$584,262	$1,027,588
Related party accounts receivable	─	4,725
Allowance for doubtful accounts	(13,881)	(13,790)
Price protection, promotions and other activities	(448,289)	(555,540)
Total accounts receivable from product revenues, net	$122,092	$462,983

Allowance for Doubtful Accounts.  The activity in the allowance for doubtful accounts was as follows (in thousands):

	December 28, 2008	December 30, 2007	December 31, 2006
Balance, beginning of period	$13,790	$11,452	$8,050
Additions charged to costs and expenses	8,778	3,519	6,142
Deductions (write-offs)	(8,687)	(1,181)	(2,740)
Balance, end of period	$13,881	$13,790	$11,452

During the first quarter of fiscal year 2008, the Company recorded an additional provision for doubtful accounts as well as a reversal of $12.0 million of product revenues associated with receivable balances related to a customer having severe financial difficulties.

Inventory.  Inventories, net of reserves, were as follows (in thousands):

	December 28, 2008	December 30, 2007
Raw material	$309,436	$197,077
Work-in-process	90,544	94,283
Finished goods	198,271	263,717
Total inventory	$598,251	$555,077

Other Current Assets.  Other current assets were as follows (in thousands):

	December 28, 2008	December 30, 2007
Royalty and other receivables	$81,451	$103,802
Prepaid expenses	20,321	15,109
Tax related receivables	294,906	40,354
Other current assets	73,283	74,687
Total other current assets	$469,961	$233,952

Property and Equipment.  Property and equipment consisted of the following (in thousands):

	December 28, 2008	December 30, 2007
Machinery and equipment	$659,881	$649,075
Software	113,190	68,664
Building	33,759	32,972
Capital land lease	7,885	7,272
Furniture and fixtures	6,766	6,382
Leasehold improvements	44,311	33,419
Property and equipment, at cost	865,792	797,784
Accumulated depreciation and amortization	(468,805)	(374,889)
Property and equipment, net	$396,987	$422,895

Depreciation expense of property and equipment totaled $175.2 million, $146.8 million and $102.5 million in fiscal years 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) were as follows (in thousands):

	December 28, 2008	December 30, 2007
Notes receivable, Flash Partners Ltd.	$843,380	$639,834
Notes receivable, Flash Alliance Ltd.	276,518	—
Investment in FlashVision Ltd.	63,965	159,146
Investment in Flash Partners Ltd.	202,530	177,529
Investment in Flash Alliance Ltd.	215,898	132,396
Total notes receivable and investments in the flash ventures with Toshiba	$1,602,291	$1,108,905

In the fourth quarter of fiscal year 2007 and the third quarter of fiscal year 2008, the Company recorded a $10.0 million and $10.4 million impairment charge, respectively, related to its equity investment in FlashVision due to FlashVision’s difficulty in selling the remaining excess capital equipment due to limited demand for 200-millimeter production equipment.  The FlashVision impairment was recorded in Income (Loss) in Equity Investments as the impairments relate to the wind-down of the venture.  At December 28, 2008, the Company had an investment in FlashVision of $64.0 million denominated in Japanese yen, and related unrealized gains of $43.3 million due to cumulative translation adjustments recorded in Accumulated Other Comprehensive Income.  See Note 13, “Commitments, Contingencies and Guarantees – FlashVision,” regarding equity method investments in fiscal year 2008.

In the fourth quarter of fiscal year 2008, the Company recorded an impairment to the equity investments in Flash Partners and Flash Alliance of $20.0 million and $63.0 million, respectively, as the fair value of these investments was determined to be less than the carrying value.  These impairments were based upon a comparison of the forecasted discounted cash flows to the carrying value of each venture.  The analysis considered several factors including the volatility in foreign currencies resulting in an appreciation in the carrying value of these Japanese yen denominated assets and a reduced business outlook primarily due to NAND-industry pricing conditions.  The impairment analyses and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates, foreign currency rates and the level and timing of future cash flows.  The Flash Partners and Flash Alliance impairments were recorded in Cost of Product Revenues due to the operational nature of the ventures.  See Note 13, “Commitments, Contingencies and Guarantees – Flash Partners and Flash Alliance,” regarding equity method investments in fiscal year 2008.

Other Current Accrued Liabilities.  Other current accrued liabilities were as follows (in thousands):

	December 28, 2008	December 30, 2007
Accrued payroll and related expenses	$54,516	$94,220
Taxes payable	7,244	56,945
Accrued restructuring	22,545	2,071
Research and development liability, related party	4,000	8,000
Foreign currency forward contract payables	153,523	5,714
Flash Ventures adverse purchase commitments for under utilized capacity (see Note 13)	121,486	─
Other accrued liabilities	139,129	119,900
Total other current accrued liabilities	$502,443	$286,850

Non-current liabilities.  Non-current liabilities were as follows (in thousands):

	December 28, 2008	December 30, 2007
Deferred tax liability	$77,349	$14,479
Income taxes payable	145,432	79,608
Accrued restructuring	11,070	11,891
Other non-current liabilities	30,126	29,274
Total non-current liabilities	$263,977	$135,252

Notes to Consolidated Financial Statements

Warranties.  Liability for warranty expense is included in Other Current Accrued Liabilities and Non-current Liabilities in the accompanying Consolidated Balance Sheets and the activity was as follows (in thousands):

	December 28, 2008	December 30, 2007	December 31, 2006
Balance, beginning of period	$18,662	$15,338	$11,257
Additions and adjustments to cost of product revenues	19,774	8,303	6,606
Usage	(1,967)	(4,979)	(2,525)
Balance, end of period	$36,469	$18,662	$15,338

The majority of the Company’s products have a warranty ranging from one to five years.  A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice.  The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold, and repair or replacement costs incurred.  Should actual product failure rates, or repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty liability would be required.

Accumulated Other Comprehensive Income.  Accumulated other comprehensive income presented in the accompanying Consolidated Balance Sheets consists of the foreign currency translation, hedging activities, and unrealized gains and losses on available-for-sale investments, net of taxes, for all periods presented (in thousands):

	December 28, 2008	December 30, 2007
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$(18,408)	$4,242
Foreign currency translation	101,186	23,818
Hedging activities	106,199	4,415
Total accumulated other comprehensive income	$188,977	$32,475

The amount of income tax expense allocated to unrealized gain (loss) on available-for-sale investments and hedging actitivies was $4.2 million at December 28, 2008.  The amount of income tax expense allocated to unrealized gain (loss) on available-for-sale investments and hedging actitivies was not material at December 30, 2007 and December 31, 2006, respectively.

Notes to Consolidated Financial Statements

Note 5:  Goodwill and Intangible Assets

Goodwill.  Goodwill balance is presented below (in thousands):

Balance at December 31, 2006	$910,254
Goodwill adjustment	(69,384)
Balance at December 30, 2007	840,870
Goodwill additions, net	4,583
Goodwill impairment	(845,453)
Balance at December 28, 2008	$—

Goodwill increased by approximately $4.6 million primarily due to the Company’s acquisition of MusicGremlin, Inc. (“MusicGremlin”) during the second quarter of fiscal year 2008.  The goodwill adjustment in fiscal year 2007 was primarily the result of purchase price adjustments related to the msystems Ltd. (“msystems”) acquisition and to a lesser extent from the Matrix Semiconductor, Inc. (“Matrix”) acquisition.  See Note 15, “Business Acquisitions,” regarding these acquisitions in fiscal year 2006.

In accordance with Statement of Financial Accounting Standards No. 142, (“SFAS 142”), Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is reviewed and tested for impairment at least annually and whenever events or circumstances occur which indicate that goodwill might be impaired.  Impairment of goodwill is tested at the Company’s reporting unit level by comparing the carrying amount, including goodwill, to the fair value.  In performing the analysis, the Company uses the best information available, including reasonable and supportable assumptions and projections.  If the carrying amount of the Company exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  The Company performed its annual impairment test on the first day of the fourth quarter of fiscal year 2008 and determined that the goodwill was not impaired.  However, based on a combination of factors, including the economic environment, current and forecasted operating results, NAND-industry pricing conditions and a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis during the fourth quarter of fiscal year 2008 and the Company recognized an impairment charge of $845.5 million.

Intangible Assets.  Intangible asset balances are presented below (in thousands):

	December 28, 2008				December 30, 2007
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$315,301	$(136,001)	$(132,407)	$46,893	$311,801	$(78,863)	$232,938
Developed product technology	12,900	—	(6,318)	6,582	12,900	(4,689)	8,211
Trademarks	4,000	—	(4,000)	—	4,000	(4,000)	—
Backlog	5,000	—	(5,000)	—	5,000	(5,000)	—
Supply agreement	2,000	—	(2,000)	—	2,000	(2,000)	—
Customer relationships	80,100	(39,784)	(40,316)	—	80,100	(23,907)	56,193
Acquisition-related intangible assets	419,301	(175,785)	(190,041)	53,475	415,801	(118,459)	297,342
Technology licenses and patents	23,814	—	(14,107)	9,707	39,243	(14,562)	24,681
Total	$443,115	$(175,785)	$(204,148)	$63,182	$455,044	$(133,021)	$322,023

Intangible assets increased by $3.5 million in the fiscal year ended December 28, 2008 due to the Company’s acquisition of MusicGremlin during the second quarter of fiscal year 2008 and by $3.0 million due to technology licenses and patents purchased from third parties.  Amortization expense of intangible assets totaled $78.8 million, $98.9 million and $29.8 million in fiscal years 2008, 2007 and 2006, respectively.  In accordance with SFAS 144, circumstances indicated that the carrying values of certain acquisition-related intangible assets were not recoverable and the Company recorded a $175.8 million impairment on acquisition-related intangible assets in the fourth quarter of fiscal year 2008.  This impairment was based upon forecasted discounted cash flows which considered factors including a reduced business outlook primarily due to NAND-industry pricing conditions.

Notes to Consolidated Financial Statements

The annual expected amortization expense of intangible assets as of December 28, 2008 is presented below:

	Estimated Amortization Expenses
Fiscal periods	Acquisition-related Intangible Assets	Technology Licenses and Patents
	(In thousands)
2009	$13,695	$4,533
2010	13,695	3,100
2011	13,034	1,248
2012	12,528	600
2013	523	226
Total	$53,475	$9,707

Note 6:  Derivatives and Hedging Activities

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

Cash Flow Hedges.  The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately.  The net gains or losses relating to ineffectiveness were not material in the fiscal year ended December 28, 2008.  As of December 28, 2008, the Company had forward contracts and options in place that hedged future purchases of approximately 31.7 billion Japanese yen, or approximately $352 million, based upon the exchange rate as of December 28, 2008.  The forward and option contracts cover future Japanese yen purchases expected to occur over the next twelve months.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold.  The securities had a fair value of $35.2 million and $60.4 million as of December 28, 2008 and December 30, 2007, respectively.

Other Derivatives.  Other derivatives not designated as hedging instruments under SFAS 133 consists primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market at December 28, 2008 with realized and unrealized gains and losses included in other income (expense).  As of December 28, 2008, the Company had foreign currency forward contracts in place hedging exposures in European euros,  Israeli New shekels, Japanese yen and Taiwanese dollars.  Foreign currency forward contracts were outstanding to buy and sell U.S. dollar equivalent of approximately $2.01 billion and ($2.58) billion in foreign currencies, respectively, based upon the exchange rates at December 28, 2008.

For the fiscal year ended December 28, 2008, non-designated  foreign currency forward contracts resulted in a loss of $147.6 million including forward-point income.  For the fiscal year ended December 28, 2008, the revaluation of the foreign currency exposures hedged by these forward contracts resulted in a gain of $180.5 million.  All of the above noted gains and losses are included in the Interest Expense and Other Income (Expense), net in the Company's Consolidated Statements of Operations.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts under SFAS 133 were as follows (in thousands):

	Derivative Assets Reported in Other Current Assets		Long-term Investments		Derivative Liabilities Reported in Other Current Accrued Liabilities
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Foreign exchange contracts designated as cash flow hedges	$51,576	$—	$—	$—	$—	$—
Equity market risk contract designated as cash flow hedge	—	—	31,987	4,415	—	—
Total derivatives designated as hedging instruments	51,576	—	31,987	4,415	—	—
Foreign exchange contracts not designated	21,570	—	—	—	153,523	—
Total derivatives	$73,146	$—	$31,987	$4,415	$153,523	$—

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income.  The following table represents only the balance of designated derivative contracts under SFAS 133 as of December 30, 2007 and December 28, 2008, and the impact of designated derivative contracts on OCI for the fiscal year ended December 28, 2008 (in thousands):

	December 30, 2007	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI to income (loss) (effective portion)	December 28, 2008
Foreign exchange contracts designated as cash flow hedges	$—	$60,511	$(13,701)	$74,212
Equity market risk contract designated as cash flow hedge	4,415	27,572	—	31,987

Foreign exchange contracts designated as cash flow hedges relate primarily to wafer purchases and the associated gains and losses are expected to be recorded in Cost of Product Revenues when reclassed out of accumulated OCI.  Gain and losses from the equity market risk contract are expected to be recorded in Other Income (Expense) when reclassed out of accumulated OCI.

The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months and realize the accumulated OCI balance related to the equity market risk contract in fiscal year 2011.

Notes to Consolidated Financial Statements

Effect of Designated Derivative Contracts on the Consolidated Statements of Operations. The effect of designated derivative contracts under SFAS 133 on results of operations recognized in Cost of Product Revenues was as follows (in thousands):

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Foreign exchange contracts designated as cash flow hedges	$(9,696)	$—	$—
Equity market risk contract designated as cash flow hedge	—	—	—

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations.  The effect of non-designated derivative contracts on results of operations recognized in Other Income (Expense) was as follows (in thousands):

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Gain (loss) on foreign exchange contracts	$(137,927)	$(8,253)	$5,831

Notes to Consolidated Financial Statements

Note 7:  Financing Arrangements

The following table reflects the carrying value of the Company’s long-term borrowings as of December 28, 2008 and December 30, 2007:

	December 30, 2008	December 30, 2007
	(In millions)
1% Convertible Senior Notes due 2013	$1,150	$1,150
1% Convertible Notes due 2035	75	75

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

The Company pays cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2006.  Debt issuance costs of approximately $24.5 million are being amortized to interest expense over the term of the 1% Notes due 2013.

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

Notes to Consolidated Financial Statements

•
Convertible Bond Hedge.  Counterparties agreed to sell to the Company up to approximately 14 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day none of the 1% Notes due 2013 remains outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares, based on the number of shares issued upon conversion of the 1% Notes due 2013, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 1% Notes due 2013.  Should there be an early unwind of the convertible bond hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible bond hedge.  The convertible bond hedge transaction cost of $386.1 million has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, (“EITF 00-19”), Accounting for Derivative Financial Statements Indexed to, and Potentially Settled in, a Company’s Own Stock.  The Company initially recorded a tax benefit of approximately $145.6 million in stockholders’ equity from the deferred tax asset related to the convertible bond hedge at inception of the transaction.

•
Sold Warrants.  The Company received $308.7 million from the same counterparties from the sale of warrants to purchase up to approximately 14 million shares of the Company's common stock at an exercise price of $95.03 per share.  The warrants have an expected life of 4.5 years and expire in August 2013.  At expiration, the Company may, at its option, elect to settle the warrants on a net share basis.  As of December 28, 2008, the warrants had not been exercised and remained outstanding.  The value of the warrants has been classified as equity because they meet all the equity classification criteria of EITF 00-19.

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

In accordance with Accounting Principle Board Opinion No. 14, (“APBO 14”), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company determined the existence of a substantial premium over par value for the 1% Notes due 2035 based upon quoted market prices at the msystems acquisition date and recorded the notes at par value with the resulting excess of fair value over par (the substantial premium) recorded in Capital in Excess of Par Value in Stockholders’ Equity in the amount of $26.4 million.

Notes to Consolidated Financial Statements

Note 8:  Concentrations of Risk and Segment Information

Geographic Information and Major Customers.  The Company markets and sells flash memory products in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers and subsidiaries.  The Company’s Chief Operating Decision Maker, the President and Chief Operating Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results.  Since the Company operates in one segment, all financial segment information can be found in the accompanying Consolidated Financial Statements.

Other than sales in the U.S., Japan, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”), international sales were not material individually in any other international locality.  Intercompany sales between geographic areas have been eliminated.

Information regarding geographic areas for fiscal years 2008, 2007 and 2006 are as follows (in thousands):

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Revenues:
United States	$1,047,045	$1,227,303	$1,272,927
Asia-Pacific	1,265,280	1,342,489	929,638
Europe, Middle East and Africa	752,848	890,340	728,355
Japan	215,420	301,970	231,835
Other foreign countries	70,759	134,264	94,770
Total	$3,351,352	$3,896,366	$3,257,525

	As of
	December 28, 2008	December 30, 2007
Long-Lived Assets:
United States	$205,022	$227,630
Japan	482,980	507,794
China	146,666	116,936
Israel	36,519	41,217
Other foreign countries	8,193	3,981
Total	$879,380	$897,558

Revenues are attributed to countries based on the geographic location of the customers.  Long-lived assets are attributed to the geographic location in which they are located.  The Company includes in long-lived assets property and equipment, long-term investment in
FlashVision, Flash Partners and Flash Alliance, and equity investments and attributes those investments to the location of the investee’s primary operations.  Amounts of long-lived assets related to Israel and Japan for the fiscal year ended December 30, 2007 have been revised to properly reflect certain reclassifications.  The reclassifications did not have any effect on the total long-lived assets for the fiscal year ended December 30, 2007.

Customer and Supplier Concentrations.  A limited number of customers or licensees have accounted for a substantial portion of the Company’s revenues.  Revenues from the Company’s top 10 customers or licensees accounted for approximately 48%, 46% and 52% of the Company’s revenues for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.  In fiscal year 2008, Samsung Electronics Co., Ltd (“Samsung”) accounted for 13% of the Company’s total revenues through a combination of license and royalty and product revenues.  All customers were less than 10% of the Company’s total revenues in fiscal years 2007 and 2006.

Notes to Consolidated Financial Statements

All of the Company’s flash memory card products require silicon wafers for the memory components and the controller components.  The Company’s memory wafers or components are currently supplied almost entirely from Flash Partners Ltd. and Flash Alliance Ltd. (collectively “Flash Ventures”).  The Company’s controller wafers are primarily manufactured by Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Company, Ltd., and United Microelectronics Corporation (“UMC”).  The failure of any of these sources to deliver silicon wafers could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt the Company’s wafer supply from Toshiba’s Yokkaichi, Japan operations.

In addition, key components are purchased from single source vendors for which alternative sources are currently not available.  Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry.  If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations, which could have a material adverse effect upon its results of operations.  The Company also relies on third-party subcontractors to assemble and test a portion of its products.  The Company has no long-term contracts with these subcontractors and cannot directly control product delivery schedules or manufacturing processes.  This could lead to product shortages or quality assurance problems that could increase the manufacturing costs of its products and have material adverse effects on the Company’s operating results.

Concentration of Credit Risk.  The Company’s concentration of credit risk consists principally of cash, cash equivalents, short and long-term investments and trade receivables.  The Company’s investment policy restricts investments to high-credit quality investments and limits the amounts invested with any one issuer.  The Company sells to original equipment manufacturers, retailers and distributors in the U.S., Japan, EMEA and APAC, performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral.

Off-Balance Sheet Risk.  The Company has off-balance sheet financial obligations.  See Note 13, “Commitments, Contingencies and Guarantees.”

Notes to Consolidated Financial Statements

Note 9:  Compensation and Benefits

Share-Based Benefit Plans

2005 Incentive Plan.  On May 27, 2005, the stockholders approved the 2005 Stock Incentive Plan, which was amended in May 2006 and renamed the 2005 Incentive Plan (“2005 Plan”).  Shares of the Company’s common stock may be issued under the 2005 Plan pursuant to three separate equity incentive programs: (i) the discretionary grant program under which stock options and stock appreciation rights may be granted to officers and other employees, non-employee board members and independent consultants, (ii) the stock issuance program under which shares may be awarded to such individuals through restricted stock or restricted stock unit awards or as a stock bonus for services rendered to the Company, and (iii) an automatic grant program for the non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service.  The 2005 Plan also includes a performance-based cash bonus awards program for employees classified under Section 16.  Grants and awards under the discretionary grant program generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each quarter over the next 36 months of continued service.  Awards under the stock issuance program generally vest in equal annual installments over a 4-year period.  Grants under the automatic grant program will vest in accordance with the specific vesting provisions set forth in that program.  A total of 22,222,931 shares of the Company’s common stock have been reserved for issuance under this plan.  The share reserve may increase by up to 10,000,000 shares of common stock to the extent that outstanding options under the 1995 Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan expire or terminate unexercised, of which as of December 28, 2008, 1,522,931 shares of common stock has been added to the 2005 Plan reserve.  All options granted under the 2005 Plan were granted with an exercise price equal to the fair market value of the common stock on the date of grant and will expire seven years from the date of grant.

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

2005 Employee Stock Purchase Plan.  The 2005 Employee Stock Purchase Plan (“ESPP”), was approved by the stockholders on May 27, 2005.  The ESPP plan consists of two components: a component for employees residing in the U.S. and an international component for employees who are non-U.S. residents.  The ESPP plan allows eligible employees to purchase shares of the Company’s common stock at the end of each six-month offering period at a purchase price equal to 85% of the lower of the fair market value per share on the start date of the offering period or the fair market value per share on the purchase date.  The ESPP plan had an original authorization of 5,000,000 shares to be issued, of which 3,392,848 shares were available to be issued as of December 28 2008.  In the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, a total of 956,187, 385,989 and 264,976 shares of common stock, respectively, have been issued under this plan.

msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan.  The msystems Ltd. 1996 Section 102 Stock Option/Stock Purchase Plan and 2003 Stock Option and Restricted Stock Incentive Plan acquired through the Company’s acquisition of msystems Ltd. (“msystems”), were terminated on November 19, 2006, and no further grants were made under these plans after that date.  However, award grants that were outstanding under these plans on November 19, 2006 will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the ten-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company.  Awards granted under these plans generally vest as follows:  50% of the shares will vest on the second anniversary of the vesting commencement date and the remaining 50% will vest proportionately each quarter over the next 24 months of continued service.

Notes to Consolidated Financial Statements

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

Adoption of SFAS 123(R)

Effective January 2, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, using the modified-prospective transition method, and therefore, has not restated its financial statements for prior periods.  For awards expected to vest, compensation cost includes the following: (a) compensation cost, based on the grant-date estimated fair value and expense attribution method under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, related to any share-based awards granted through, but not yet vested as of January 1, 2006, and (b) compensation cost for any share-based awards granted on or subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of each of these awards, net of estimated forfeitures.  Prior to the implementation of SFAS 123(R), the Company accounted for stock awards and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

Notes to Consolidated Financial Statements

Valuation Assumptions.  The fair value of the Company’s stock options granted to employees, officers and non-employee board members and Employee Stock Purchase Plans (“ESPP”) shares granted to employees for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was estimated using the following weighted average assumptions:

	December 28, 2008	December 30, 2007	December 31, 2006
Option Plan Shares
Dividend yield	None	None	None
Expected volatility	0.52	0.44	0.52
Risk-free interest rate	2.50%	4.44%	4.63%
Expected lives	3.5 years	3.4 years	3.7 years
Estimated annual forfeiture rate	8.31%	7.59%	7.74%
Weighted average fair value at grant date	$8.40	$15.84	$25.44

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None
Expected volatility	0.60	0.43	0.52
Risk-free interest rate	1.97%	5.08%	4.96%
Expected lives	½ year	½ year	½ year
Weighted average fair value at exercise date	$6.00	$12.75	$16.73

Stock Options and SARs.  A summary of stock options and stock appreciation rights (“SARs”) activity under all of the Company’s share-based compensation plans as of December 28, 2008 and changes during the fiscal year ended December 28, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except exercise price and contractual term)
Options outstanding at January 1, 2006	20,316	$21.57		$260,187
Granted	6,021	58.41
Exercised	(4,861)	17.91		205,618
Forfeited	(851)	41.05
Expired	(40)	40.29
Options and SARs assumed through acquisition	5,807	30.57
Options and SARs outstanding at December 31, 2006	26,392	31.97	6.7	392,469
Granted	5,848	43.65
Exercised	(4,678)	20.24		124,816
Forfeited	(1,728)	45.99
Expired	(277)	56.03
Options and SARs outstanding at December 30, 2007	25,557	35.59	5.8	165,185
Granted	3,616	21.29
Exercised	(895)	7.77		11,751
Forfeited	(1,927)	42.47
Expired	(1,294)	43.35
Options and SARs outstanding at December 28, 2008	25,057	33.59	4.9	5,284
Options and SARs vested and expected to vest after December 28, 2008, net of forfeitures	23,892	33.56	4.8	5,274
Options and SARs exercisable at December 28, 2008	16,500	31.88	4.5	5,212

At December 28, 2008, the total compensation cost related to options and SARs granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $118.4 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.1 years.  Options and SARs valuation assumptions related to Matrix and msystems acquisitions are discussed in Note 15, “Business Acquisitions.”

Notes to Consolidated Financial Statements

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the fiscal year ended December 28, 2008 is presented below (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at January 1, 2006	105	$42.19	$3,489
Granted	516	57.69
Vested	(97)	52.21	4,865
Forfeited	(65)	63.85
Restricted stock units assumed through acquisition	139	72.83
Non-vested share units at December 31, 2006	598	58.71	25,740
Granted	132	44.86
Vested	(184)	56.21	8,136
Forfeited	(47)	67.10
Non-vested share units at December 30, 2007	499	55.20	16,735
Granted	1,338	18.79
Vested	(173)	54.41	4,149
Forfeited	(141)	32.22
Non-vested share units at December 28, 2008	1,523	25.38	13,983

As of December 28, 2008, the Company had $26.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.8 years.

Employee Stock Purchase Plan.  At December 28, 2008, there was $0.5 million of total unrecognized compensation cost related to ESPP that is expected to be recognized over a period of approximately 0.1 years.

Share-Based Compensation Expense.  The Company recorded $97.8 million, $133.0 million and $100.6 million of share-based compensation expense for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively, that included the following:

	December 28, 2008	December 30, 2007	December 31, 2006
	(In thousands)
Share-based compensation expense by caption:
Cost of product revenues	$10,775	$14,743	$7,991
Research and development	38,854	49,194	40,999
Sales and marketing	20,067	31,722	21,617
General and administrative	28,103	37,351	30,034
Total share-based compensation expense	$97,799	$133,010	$100,641

Share-based compensation expense by type of award:
Stock options and SARs	$77,015	$111,360	$85,862
Restricted stock units	14,753	16,674	11,181
Employee stock purchase plans	6,031	4,976	3,598
Total share-based compensation expense	$97,799	$133,010	$100,641

Share-based compensation of $3.4 million and $3.7 million related to manufacturing personnel was capitalized into inventory as of December 28, 2008 and December 30, 2007, respectively.

Notes to Consolidated Financial Statements

Note 10:  Restructuring Plans

Fiscal 2008 Restructuring Plans

Second Quarter of Fiscal 2008 Restructuring Plan.  In the second quarter ended June 28, 2008, the Company initiated restructuring actions in an effort to better align its cost structure with its anticipated revenue stream and to improve the Company's results of operations and cash flows (“Second Quarter of Fiscal 2008 Restructuring Plan”).  The cost of $4.1 million was for severance and benefits related to the involuntary termination of approximately 131 employees in all functions, primarily in the U.S. and Israel.

The following table sets forth the activity in the accrued restructuring balances related to the Second Quarter of Fiscal 2008 Restructuring Plan (in millions):

	Severance and Benefits	Contract Termination Fees and Other Charges		Total
Restructuring provision	$4.1	$	─	$4.1
Cash paid	(3.1)		─	(3.1)
Accrual balance at December 28, 2008	$1.0	$	─	$1.0

The remaining restructuring accrual balance is reflected in Other Current Accrued Liabilities in the Consolidated Balance Sheets and is expected to be utilized in fiscal year 2009.

Fourth Quarter of Fiscal 2008 Restructuring Plan and Other.  In the fourth quarter ended December 28, 2008, the Company initiated additional restructuring actions in an effort to better align its cost structure with business operation levels (“Fourth Quarter of Fiscal 2008 Restructuring Plan and Other”).  Of the total costs accrued of $31.4 million, $10.4 million was related to severance and benefits for the involuntary termination of approximately 428 employees in all functions, primarily in the U.S., Israel and Spain.  Contract Termination Fees and Other Charges of $21.0 million included restructuring charges for marketing contract termination costs, technology license impairments, and fixed asset impairments related to outsourcing certain manufacturing activities.  In addition to the restructuring charge, contract termination fees and other charges include an accrual for unrelated litigation settlements.

The following table sets forth the activity in the accrued restructuring balances related to Fourth Quarter of Fiscal 2008 Restructuring Plan and Other (in millions):

	Severance and Benefits	Contract Termination Fees and Other Charges	Total
Restructuring and other provisions	$10.4	$21.0	$31.4
Cash paid	(4.1)	(2.4)	(6.5)
Non-cash utilization	─	(4.6)	(4.6)
Accrual balance at December 28, 2008	$6.3	$14.0	$20.3

The Company anticipates that the remaining restructuring accrual balance of $20.3 million will be substantially paid out or utilized in fiscal year 2009.  The remaining restructuring accrual balance is reflected in Other Current Accrued Liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

Fiscal 2007 Restructuring Plan

In the first quarter of fiscal year 2007, the Company initiated a restructuring plan to better align its organizational workforce and close redundant facilities in order to reduce the Company’s cost structure.  The Company incurred a total cost of $6.7 million, of which $6.0 million was related to involuntary termination of 149 employees in all functions in the U.S. and Israel.  Substantially all of the fiscal year 2007 restructuring plan was paid out in cash during fiscal year 2007.  The Company anticipates that the remaining accrued restructuring balance of $0.7 million will be substantially paid out in cash through the first quarter of fiscal year 2010, in connection with long-term facility leases.  The remaining restructuring accrual balance is reflected in Other Current Accrued Liabilities and Non-current Liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

Note 11:  Income Taxes

The provision for income taxes consists of the following (in thousands):
	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Current:
Federal	$(245,361)	$108,636	$174,320
State	7,246	19,958	27,788
Foreign	46,925	81,442	63,841
	(191,190)	210,036	265,949
Deferred:
Federal	323,365	(22,670)	(22,623)
State	46,762	(654)	(9,585)
Foreign	(25,195)	(11,864)	(3,548)
	344,932	(35,188)	(35,756)
Provision for income taxes	$153,742	$174,848	$230,193

Deferred federal income taxes includes taxes withheld on royalties and interest received of $79.4 million for the fiscal year ended December 28, 2008.  Current foreign income taxes includes taxes withheld on royalties received of $66.5 million and $59.2 million for the fiscal years ended December 30, 2007 and December 31, 2006, respectively.

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
United States	$(1,858,680)	$454,147	$193,845
International	(44,354)	(55,731)	236,863
Total	$(1,903,034)	$398,416	$430,708

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rates to income (loss) before taxes as follows:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.4	3.7	3.1
Non-deductible share-based compensation expense	(0.7)	5.0	2.9
Impairment of goodwill	(18.3)	—	—
Valuation allowance	(24.1)	—	—
Write-off of acquired in-process technology	—	—	18.3
Tax-exempt interest income	1.1	(5.7)	(2.7)
Foreign earnings at other than U.S. rates	(1.0)	(4.0)	(2.9)
Foreign losses not benefited	—	7.8	0.6
Other	(0.5)	2.1	(0.8)
Effective income tax rates	(8.1)%	43.9%	53.5%

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes.  Significant components of the Company’s net deferred tax assets as of December 28, 2008 and December 30, 2007 were as follows (in thousands):

	December 28, 2008	December 30, 2007
Deferred tax assets:
Deferred revenue recognized for tax purposes	$35,908	$48,932
Accruals and reserves not currently deductible	149,582	170,279
Depreciation and amortization not currently deductible	60,406	53,176
Deductible original issue discount	98,615	119,358
Deductible share-based compensation	50,465	37,959
Unrealized loss on investments	52,138	24,879
Unrealized foreign exchange loss	58,131	─
Net operating loss carryforwards	52,553	33,444
Tax credit carryforward	149,785	15,287
Other	17,073	7,621
Gross deferred tax assets	724,656	510,935
Valuation allowance	(529,366)	(67,354)
Deferred tax assets, net of valuation allowance	195,290	443,581

Deferred tax liabilities:
Acquired intangible assets	(15,816)	(42,477)
Unrealized gain on investments	(72,302)	(23,553)
Unrealized foreign exchange gain	(78,031)	─
U.S. taxes provided on unremitted earnings of foreign subsidiaries	(17,619)	(62,647)
Total deferred tax liabilities	(183,768)	(128,677)
Net deferred tax assets	$11,522	$314,904

The Company has incurred a cumulative loss in recent years and determined in fiscal year 2008, based on all available evidence, that there was substantial uncertainty as to the realizability of the deferred tax assets in future periods.  A valuation allowance of $529.4 million and $67.4 million was provided on gross deferred tax assets at December 28, 2008 and December 30, 2007, respectively, based upon available evidence that it is not more likely than not that certain deferred tax assets will be realized.  The valuation allowance increased $462.0 million in fiscal year 2008 from fiscal year 2007, due to the establishment of the valuation allowance on certain U.S. deferred tax assets, including tax credits, net operating losses and book/tax timing differences and certain foreign deferred tax assets.  The future release of the valuation allowance will benefit the provision for income taxes.  The fiscal year 2008 taxable loss in the U.S. can be carried back to prior years and a tax refund receivable of $241.7 million has been recorded due to federal and certain state net operating loss carryback claims.

The Emergency Economic Stabilization Act of 2008 enacted October 3, 2008 retroactively extended the research credit carryforward for the fiscal year 2008.  As a result, the generated credit of $2.7 million will be carried forward and is subject to a valuation allowance.

The Company has federal, state before federal benefit, and foreign net operating loss carryforwards of approximately $87.6 million, $104.5 million and $175.0 million, respectively.  Some net operating losses will begin to expire in fiscal year 2011, if not utilized.  The Company also has federal and state research credit carryforwards of approximately $12.2 million and $18.0 million before federal benefit, respectively.  In addition, the Company has foreign tax credits of $124.7 million and alternative minimum tax credits of $1.1 million.  Some credit carryforwards will begin to expire in fiscal year 2013, if not utilized.  Some of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986, as amended, for U.S. tax purposes and similar state provisions.

Notes to Consolidated Financial Statements

No provision has been made for U.S. income taxes or foreign withholding taxes on approximately $94.8 million of cumulative unremitted earnings of certain foreign subsidiaries as of December 28, 2008, since the Company intends to indefinitely reinvest these earnings outside the U.S.  If these earnings were distributed to the U.S., the Company would be subject to additional U.S. income taxes and foreign withholding taxes (subject to adjustment for foreign tax credits).  As of December 28, 2008, the unrecognized deferred tax liability for these earnings was approximately $26.8 million.

The tax benefit (charge) associated with the exercise of stock options was applied to capital in excess of par value in the amount of ($3.9) million, $18.4 million and $61.5 million in fiscal years 2008, 2007 and 2006, respectively.  The tax benefit associated with the exercise of stock options credited to goodwill in fiscal years 2008, 2007 and 2006 was zero, $0.6 million and $4.6 million, respectively.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007.  As a result of the adoption, the Company recognized an increase of approximately $1.0 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$38,629
Additions based on tax positions related to current year	30,983
Additions for tax positions of prior years	3,051
Reductions for tax positions of prior years	(2,161)
Reductions due to expiration of statute of limitations	(308)
Balance at December 31, 2007	70,194
Additions based on tax positions related to current year	26,342
Additions for tax positions of prior years	44,247
Reductions for tax positions of prior years	(13,501)
Reductions due to expiration of statute of limitations	(2,845)
Balance at December 28, 2008	$124,437

The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $94.2 million at December 28, 2008.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The liability related to unrecognized tax benefits included accrued interest and penalties of approximately $24.3 million, $9.7 million and $5.0 million at December 28, 2008, December 30, 2007 and December 31, 2006, respectively.  Tax expense for the years ended December 28, 2008 and December 30, 2007 included interest and penalties of $12.3 million and $3.0 million, respectively.  Tax expense for the year ended December 31, 2006 included a net benefit for interest and penalties of $0.8 million.

It is reasonably possible that the unrecognized tax benefits could decrease by approximately $11.7 million within the next 12 months as a result of the expiration of statutes of limitation.  The Company is currently under audit by several tax authorities.  Because timing of the resolution and/or closure of these audits is highly uncertain it is not possible to estimate other changes to the amount of unrecognized tax benefits for positions existing at December 28, 2008.

The Company is subject to U.S. federal income tax as well as income taxes in many state and foreign jurisdictions.  The federal statute of limitations on assessment remains open for the tax years 2005 through 2007, and the statutes of limitation in state jurisdictions remain open in general from tax years 2002 through 2007.  The major foreign jurisdictions remain open for examination in general for tax years 2002 through 2007.

Notes to Consolidated Financial Statements

Note 12:  Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Numerator:
Numerator for basic net income (loss) per share:
Net income (loss)	$(2,056,776)	$218,357	$198,896
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	225,292	227,744	198,929
Basic net income (loss) per share	$(9.13)	$0.96	$1.00

Numerator for diluted net income (loss) per share:
Net income (loss)	$(2,056,776)	$218,357	$198,896
Interest on the 1% Convertible Notes due 2035, net of tax	—	469	58
Net income (loss) for diluted net income (loss) per share	$(2,056,776)	$218,826	$198,954
Denominator for diluted net income (loss) per share:
Weighted average common shares	225,292	227,744	198,929
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock, restricted stock units and warrants (assuming proceeds would be used to purchase common stock)	—	6,101	8,284
Effect of dilutive 1% Convertible Notes due 2035	—	2,012	238
Shares used in computing diluted net income (loss) per share	225,292	235,857	207,451
Diluted net income (loss) per share	$(9.13)	$0.93	$0.96

Anti-dilutive shares excluded from net income (loss) per share calculation	54,844	40,133	33,381

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible securities.  Fiscal years 2007 and 2006 diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, warrants and the 1% Convertible Notes due 2035.  Certain common stock issuable under stock options, SARs, warrants and the 1% Senior Convertible Notes due 2013 have been omitted from the diluted net income (loss) per share calculation because their inclusion is considered anti-dilutive.

Notes to Consolidated Financial Statements

Note 13:  Commitments, Contingencies and Guarantees

FlashVision.  In June 2008, the Company agreed to wind-down its 49.9% ownership interest in FlashVision Ltd. (“FlashVision”), a business venture with Toshiba which owns 50.1%.  In this venture, the Company and Toshiba collaborated in the development and manufacture of 200-millimeter NAND flash memory products.  However, the Company and Toshiba have determined that production of NAND flash memory products utilizing 200-millimeter wafers is no longer cost effective relative to current and projected market prices for NAND flash memory.

As part of the ongoing wind-down of FlashVision, Toshiba agreed to purchase certain assets of FlashVision and has retired the existing master lease agreement between FlashVision and a consortium of financial institutions, thereby releasing the Company from its contingent indemnification obligation.  Due to the wind-down qualifying as a reconsideration event under FIN 46R, the Company re-evaluated whether FlashVision is a variable interest entity and concluded that FlashVision is no longer a variable interest entity within the scope of FIN 46R.  In fiscal year 2008, the Company received distributions of $102.5 million relating to its investment in FlashVision.  At December 28, 2008, the Company had an investment in FlashVision of $64.0 million denominated in Japanese yen, offset by $43.3 million of cumulative translation adjustments recorded in accumulated OCI.  For discussion on impairment of the FlashVision investment, see Note 4, “Balance Sheet Information - Notes Receivable and Investments in the Flash Ventures with Toshiba.”

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

As of December 28, 2008, the Company had notes receivable from Flash Partners of 76.3 billion Japanese yen, or approximately $843 million, based upon the exchange rate of 90.41 Japanese yen to one U.S. dollar at December 28, 2008.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”  At December 28, 2008, the Company had an equity investment in Flash Partners of $202.5 million denominated in Japanese yen, offset by $48.5 million of cumulative translation gains recorded in accumulated OCI.  In fiscal year 2008, the Company recorded a $20.0 million  impairment of its equity investment in Flash Partners.  For discussion on impairment of the Flash Partners investment, see Note 4, “Balance Sheet Information - Notes Receivable and Investments in the Flash Ventures with Toshiba,” regarding impairment of equity method investments in fiscal year 2008.

Notes to Consolidated Financial Statements

Flash Alliance.  The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2006.  In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at its 300 millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Alliance.  Flash Alliance purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup.  The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting.  The Company is committed to purchase its provided three-month forecast of Flash Alliance’s NAND wafer supply, which generally equals 50% of the venture’s output.  The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers.  In addition, the Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of December 28, 2008, the Company had notes receivable from Flash Alliance of 25.0 billion Japanese yen, or approximately $277 million, based upon the exchange rate at December 28, 2008.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.”  At December 28, 2008, the Company had an equity investment in Flash Alliance of $215.9 million denominated in Japanese yen, offset by $49.7 million of cumulative translation adjustments recorded in accumulated OCI.  In fiscal year 2008, the Company recorded an impairment of $63.0 million to the equity investment in Flash Alliance.  For discussion on impairment of the Flash Alliance investment, see Note 4, “Balance Sheet Information - Notes Receivable and Investments in the Flash Ventures with Toshiba,” regarding impairment of equity method investments in fiscal year 2008.

Flash Ventures.  As a part of the Flash Partners and Flash Alliance (hereinafter referred to as “Flash Ventures”) agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies.  As of December 28, 2008 and December 30, 2007, the Company had accrued liabilities related to these expenses of $4.0 million and $8.0 million, respectively.  In addition, in fiscal year 2008, the Company recorded charges of $121 million in cost of product revenues for adverse purchase commitments associated with under-utilization of Flash Ventures capacity for the 90-day period subsequent to December 28, 2008 related to the Company’s non-cancellable orders to Flash Ventures.

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

Notes to Consolidated Financial Statements

Business Ventures and Foundry Arrangement with Toshiba.  Purchase orders placed under Flash Ventures and the foundry arrangement with Toshiba for up to three months are binding and cannot be canceled.

Other Silicon Sources.  The Company’s contracts with its other sources of silicon wafers generally require the Company to provide purchase order commitments based on nine month rolling forecasts.  The purchase orders placed under these arrangements relating to the first three months of the nine month forecast are generally binding and cannot be canceled.  These outstanding purchase commitments for other sources of silicon wafers are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table below.

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

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and the U.S. dollar equivalent based upon the exchange rate at December 28, 2008.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in thousands)
Flash Partners
December 2004	¥12.1	$133,810	2010
December 2005	9.7	106,931	2011
June 2006	10.1	111,726	2011
September 2006	33.4	369,670	2011
March 2007	23.0	254,447	2012
February 2008	10.5	116,679	2013
	¥98.8	$1,093,263
Flash Alliance
November 2007	¥43.7	$483,274	2013
June 2008	46.9	518,440	2013
	¥90.6	$1,001,714
Total guarantee obligations	¥189.4	$2,094,977

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the term of the master lease agreements, in annual installments as of December 28, 2008 in U.S. dollars based upon the exchange rate at December 28, 2008.

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms		Guarantee Amount
	(In thousands)
Year 1	$498,399	$	─	$498,399
Year 2	437,210		66,521	503,731
Year 3	322,052		220,850	542,902
Year 4	169,712		144,341	314,053
Year 5	47,305		188,587	235,892
Total guarantee obligations	$1,474,678		$620,299	$2,094,977

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

Notes to Consolidated Financial Statements

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into six equipment master lease agreements totaling 300.0 billion Japanese yen, or approximately $3.32 billion based upon the exchange rate at December 28, 2008, of which 197.7 billion Japanese yen, or approximately $2.19 billion based upon the exchange rate at December 28, 2008, was outstanding at December 28, 2008.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of December 28, 2008, the amount of the Company’s guarantee obligation of the Flash Partners master lease agreements, which reflects future payments and any lease adjustments, was 98.8 billion Japanese yen, or approximately $1.09 billion based upon the exchange rate at December 28, 2008.  Certain lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2013.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”).  As of December 28, 2008, Flash Partners was in compliance with all of its master lease covenants.  While the Company’s S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, the Company’s R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.  If R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution were unsuccessful, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

Notes to Consolidated Financial Statements

Flash Alliance.  Flash Alliance sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into two equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.21 billion based upon the exchange rate at December 28, 2008, of which 181.1 billion Japanese yen, or approximately $2.00 billion based upon the exchange rate at December 28, 2008, was outstanding as of December 28, 2008.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of December 28, 2008, the amount of the Company’s guarantee obligation of the Flash Alliance master lease agreements was 90.6 billion Japanese yen, or approximately $1.0 billion based upon the exchange rate at December 28, 2008.  Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I.  As of December 28, 2008, Flash Alliance was in compliance with all of its master lease covenants.  While the Company’s S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, the Company’s R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.  If R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution were unsuccessful, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

Notes to Consolidated Financial Statements

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of December 28, 2008, no amount had been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of December 28, 2008 or December 30, 2007, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third party patents.  The Company has not made any indemnification payments under any such agreements and as of December 28, 2008, no amounts have been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at December 28, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

Contractual Obligations.
	Total		1 Year or Less ( Fiscal 2009)	2 - 3 Years (Fiscal 2010 and 2011)	4 –5 Years (Fiscal 2012 and 2013)	More than 5 Years (Beyond Fiscal 2013)
Operating leases	$34,075		$9,078	$14,232	$5,744	$5,021
Flash Partners reimbursement for certain fixed costs including depreciation	1,907,890	(3)	636,549	964,626	259,182	47,533
Flash Alliance reimbursement for certain fixed costs including depreciation	2,491,220	(3)	1,071,652	907,794	493,151	18,623
Toshiba research and development	12,134	(3)	12,134	—	—	—
Capital equipment purchase commitments	15,180		15,085	95	—	—
Convertible notes principal and interest (1)	1,294,920		12,250	24,500	24,500	1,233,670
Operating expense commitments	78,685		65,854	9,791	3,040	—
Noncancelable production purchase commitments (2)	326,728	(3)	326,728	—	—	—
Total contractual cash obligations	$6,160,832		$2,149,330	$1,921,038	$785,617	$1,304,847

Off-Balance Sheet Arrangements.
As of December 28, 2008
Guarantee of Flash Partners equipment leases (4)	$1,093,263
Guarantee of Flash Alliance equipment leases (4)	1,001,714

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

(2)	Includes Toshiba foundries, Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at December 28, 2008.

(4)	The Company’s guarantee obligation, net of cumulative lease payments, is 189.4 billion Japanese yen, or approximately $2.09 billion based upon the exchange rate at December 28, 2008.

Notes to Consolidated Financial Statements

The Company has excluded $148.4 million of unrecognized tax benefits from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at December 28, 2008.  The Company is unable to make reasonable reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2009 through fiscal year 2016.  Future minimum lease payments at December 28, 2008 are presented below (in thousands):

Fiscal Year:
2009	$9,963
2010	8,725
2011	6,529
2012	4,866
2013	3,133
2014 and thereafter	5,021
38,237
Sublease income to be received in the future under noncancelable subleases	(4,162)
Net operating leases	$34,075

Rent expense for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $8.2 million, $7.7 million and $7.8 million, respectively.

Notes to Consolidated Financial Statements

Note 14:  Related Parties and Strategic Investments

Toshiba.  The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision, Flash Partners and Flash Alliance.  See also Note 13, “Commitments, Contingencies and Guarantees.”  The Company purchased NAND flash memory wafers from FlashVision, Flash Partners, Flash Alliance and Toshiba, made payments for shared research and development expenses, made loans to FlashVision, Flash Partners and Flash Alliance and made investments in FlashVision, Flash Partners and Flash Alliance totaling approximately $2,038.6 million, $1,294.5 million and $658.4 million in the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.  The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s cost of product revenues.  During the fiscal year ended December 28, 2008, the Company had sales to Toshiba (excluding TwinSys as described in Note 13, “Commitments, Contingencies and Guarantees”) of $5.1 million, compared to $26.7 million in the prior year.  At December 28, 2008 and December 30, 2007, the Company had accounts payable balances due to Toshiba of zero and $0.2 million, respectively, and accounts receivable balances from Toshiba of $2.2 million and $4.2 million, respectively.  At December 28, 2008 and December 30, 2007, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $4.0 million and $8.0 million, respectively.

Flash Ventures with Toshiba.  The Company owns 49.9% of each of the flash ventures with Toshiba (FlashVision, Flash Partners and Flash Alliance) and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to Flash Partners and Flash Alliance master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 13, “Commitments, Contingencies and Guarantees.”  Flash Partners and Flash Alliance are variable interest entities as defined under FIN 46R; however the Company is not the primary beneficiary of either Flash Partners or Flash Alliance because it absorbs less than a majority of the expected gains and losses of each entity.  At December 28, 2008 and December 30, 2007, the Company had accounts payable balances due to FlashVision, Flash Partners and Flash Alliance of $370.4 million and $131.3 million, respectively.  For activity related to the wind-down of FlashVision, see Note 13, “Commitments, Contingencies and Guarantees.”

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with FlashVision, Flash Partners and Flash Alliance was $3.7 billion and $2.2 billion, as of December 28, 2008 and December 30, 2007, respectively.  These amounts are comprised of the Company’s investments, notes receivable and guarantee obligations.  At December 28, 2008 and December 30, 2007, the Company’s consolidated retained earnings (accumulated deficit) included approximately $5.1 million and $2.8 million, respectively, of undistributed earnings of FlashVision, Flash Partners and Flash Alliance.

The following summarizes the aggregated financial information for FlashVision, Flash Partners and Flash Alliance as of December 28, 2008 and December 30, 2007 (in thousands).

	December 28, 2008	December 30, 2007
	(Unaudited)
Current assets	$1,103,911	$870,018
Property, plant and equipment and other assets	4,159,457	3,331,584
Total assets	$5,263,368	$4,201,602
Current liabilities	$1,931,300	$1,958,322
Long-term liabilities	2,240,800	1,280,471

The following summarizes the aggregated financial information for FlashVision, Flash Partners and Flash Alliance for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively (in thousands).  FlashVision’s, Flash Partners’ and Flash Alliance’s year-ends are March 31, with quarters ending on March 31, June 30, September 30 and December 31.

	Twelve Months Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(Unaudited)
Net sales (1)	$3,945,321	$2,435,114	$1,462,024
Gross profit	21,263	13,587	8,894
Net income	7,222	927	1,730

(1)	Net sales represent sales to both the Company and Toshiba.

Notes to Consolidated Financial Statements

Tower Semiconductor.  As of December 28, 2008, the Company owned 15.9 million Tower shares or approximately 10.0% of the outstanding shares of Tower Semiconductor Ltd. (“Tower”), one of its suppliers of wafers for its controller components.  The Company also holds a convertible note, an equipment loan receivable, and warrants to purchase Tower ordinary shares.  In the first quarter of fiscal year 2008, the Company’s Chief Executive Officer resigned as a member of the Tower Board of Directors.  In fiscal year 2008, the Company recognized impairment charges of $18.9 million as a result of the other-than-temporary decline in its investment in Tower ordinary shares which reduced the investment value to $2.1 million as of December 28, 2008.  In addition, the Company holds a Tower convertible debenture with a market value of $2.9 million.  As of December 28, 2008, the Company also had an outstanding loan of $3.0 million to Tower for expansion of Tower’s 0.13 micron logic wafer capacity.  The loan to Tower is secured by the equipment purchased.  The Company purchased controller wafers and related non-recurring engineering of approximately $25.9 million, $65.8 million and $41.0 million in the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.  The purchases of controller wafers are ultimately reflected as a component of the Company’s cost of product revenues.  At December 28, 2008 and December 30, 2007, the Company had amounts receivable from Tower of $0.4 million and amounts payable to Tower of $6.1 million, respectively.

Flextronics.  On January 10, 2008, Michael Marks, who serves on the Company’s Board of Directors, resigned from Flextronics International, Ltd., (“Flextronics”), where he had held the position of chairman of the Board of Directors.  The activity from December 31, 2007 to January 10, 2008 between Flextronics and the Company was immaterial.  For the fiscal years ended December 30, 2007 and December 31, 2006, the Company recorded revenues from Flextronics and its affiliates of $75.5 million and $106.6 million, respectively, and at December 30, 2007, the Company had receivables from Flextronics and its affiliates of $0.6 million.  In addition, the Company purchased from Flextronics and its affiliates $72.6 million and $53.5 million of services for card assembly and testing in the fiscal years ended December 30, 2007 and December 31, 2006, respectively, which are ultimately reflected as a component of the Company’s cost of product revenues.  At December 30, 2007, the Company had amounts payable to Flextronics and its affiliates of approximately $10.3 million for these services.

Solid State Storage Solutions LLC.  During the second quarter of fiscal year 2007, the Company formed a venture with third parties that will license intellectual property.  This venture qualifies as a variable interest entity under FIN 46R.  The Company is considered the primary beneficiary of this venture, and in accordance with FIN 46R, the Company consolidates this venture in its financial statements.  The venture was financed with $10.2 million of initial aggregate capital contributions from the partners.  In July 2007, Solid State Storage Solutions LLC invested $10.0 million for the acquisition of intellectual property of which $3.2 million and $1.8 million was amortized in fiscal years 2008 and 2007, respectively.  The venture has an obligation of up to an additional $32.5 million related to the acquisition of intellectual property should the venture be profitable.

Notes to Consolidated Financial Statements

Note 15:  Business Acquisitions

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

Pursuant to the terms of the merger agreement, each msystems stock option and stock appreciation right outstanding and unexercised as of November 19, 2006 was converted into a stock option and stock appreciation right (“SARs”), to purchase the Company’s common stock.  Based on msystems’ stock options outstanding at November 19, 2006, the Company assumed msystems’ options and SARs to purchase approximately 5.4 million shares of the Company’s common stock.  The fair value of options and SARs assumed was estimated using a valuation model with the following assumptions:

	Vested Options	Unvested Options	SARs
Valuation method	Black-Scholes-Merton	Black-Scholes-Merton	Binomial Model
Dividend yield	None	None	None
Expected volatility	0.50	0.50	0.50
Risk-free interest rate	5.04%	4.68%	4.67%
Weighted average expected life	0.9 Years	3.4 Years	3.7 Years
Fair value	$46.48	$46.48	$46.48
Exercise cap	N/A	N/A	$104.76

Direct transaction costs of approximately $15 million included investment banking, legal and accounting fees, and other external costs directly related to the acquisition.  As of December 28, 2008, all costs for accounting, legal and other professional services had been paid.

Acquisition-Related Restructuring.  During the fourth quarter of fiscal year 2006, the Company established its plans to integrate the msystems operations, which included the involuntary termination of approximately 100 employees and the exiting of duplicative facilities, and recorded $1.6 million for acquisition-related restructuring activities, of which $0.3 million related to excess lease obligations and $1.3 million related to personnel.  These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire msystems.  As of December 28, 2008, there was no remaining acquisition-related restructuring accrual that had not been paid or utilized.

In-process Technology.  As part of the msystems purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology industry and written-off in the fourth quarter of fiscal year 2006 because technological feasibility had not been established and no alternative future uses existed.  The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values.  The Company wrote-off the acquired in-process technology of $186.0 million in the fourth quarter of fiscal year 2006.  As of December 28, 2008, it was estimated that these in-process projects would be completed at an estimated total cost of $3.5 million.  The net cash flows from the identified projects were based on estimates of revenues, costs of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, and income taxes from the projects.  The Company believes the assumptions used in the valuations were reasonable at the time of the acquisition.  The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages.  Estimated total net revenues from the projects were expected to grow through fiscal year 2009 and decline thereafter as other new products are expected to become available.  Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense level and general industry metrics.  Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with ongoing maintenance after a product is released, estimated at 2% of the expected net revenues for the in-process technologies.

The effective tax rate used in the analysis of the in-process technologies reflected a historical industry-specific average for the United States federal income tax rates.  A discount rate (the rate utilized to discount the net cash flows to their present values) of 19% was used in computing the present value of net cash flows for the projects.  The percentage of completion was determined using costs incurred by msystems prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility.

Notes to Consolidated Financial Statements

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

As a result of the acquisition, the Company issued approximately 3.7 million shares of SanDisk common stock and assumed equity instruments to issue 567,704 shares of common stock.  The assumed stock options were valued using the Black-Scholes-Merton valuation model with the following assumptions: stock price of $65.09; a weighted average volatility rate of 52.8%; a risk-free interest rate of 4.3%; a dividend yield of zero and a weighted average expected remaining term of 1.4 years.  The fair value of unvested assumed stock options, which was valued at the consummation date, is being recognized as compensation expense, net of forfeitures, over the remaining vesting period.

Acquisition-Related Restructuring.  During the first quarter of fiscal year 2006, the Company established its plans to integrate the Matrix operations, which included exiting duplicative facilities and recording $17.5 million for acquisition-related restructuring activities, of which $17.4 million related to excess lease obligations.  The lease obligations extend through the end of the lease term in fiscal year 2016.  These acquisition-related restructuring liabilities were included in the purchase price allocation of the cost to acquire Matrix.  As of December 28, 2008, the outstanding accrual balance was $12.7 million related to these long-term lease obligations.

In-process Technology.  As part of the Matrix purchase agreement, a certain amount of the purchase price was allocated to acquired in-process technology, which was determined through established valuation techniques in the high-technology computer industry and written-off in the first quarter of fiscal year 2006 because technological feasibility had not been established and no alternative future uses existed.  The value was determined by estimating the net cash flows and discounting forecasted net cash flows to their present values.  The Company wrote-off the acquired in-process technology of $39.6 million in the first quarter of fiscal year 2006.  As of December 28, 2008, all in-process projects were completed.

Notes to Consolidated Financial Statements

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

The effective tax rate used in the analysis of the in-process technologies reflected a historical industry-specific average for the United States federal income tax rates.  Discount rates (the rates utilized to discount the net cash flows to their present values) ranging from 12.5% to 15.5% were used in computing the present value of net cash flows for the projects.  The percentage of completion was determined using costs incurred by Matrix prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility.

Pro Forma Results.  The following unaudited pro forma financial information for the twelve months ended December 31, 2006 presents the combined results of the Company, Matrix and msystems, as if the acquisitions had occurred at the beginning of the period presented (in thousands, except per share amounts).  Certain adjustments have been made to the combined results of operations, including amortization of acquisition-related intangible assets; however, charges for acquired in-process technology were excluded as these items were non-recurring.

Twelve months ended
December 31, 2006
Net revenues	$4,030,645
Net income	$340,097
Net income per share:
Basic	$1.49
Diluted	$1.41

The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Matrix and msystems constituted a consolidated entity during such period.

Notes to Consolidated Financial Statements

Note 16:  Stockholders’ Rights Plan

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

Note 17:  Litigation

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

On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF.  The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed.  On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims.  At a case management conference conducted on June 29, 2007, the parties agreed that the remaining declaratory judgment claims would be dismissed pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below).  The parties also agreed that the ’338 patent and a second Company patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case.  ST filed an answer and counterclaims on September 6, 2007.  ST’s counterclaims included assertions of antitrust violations.  On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims.  On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines until the Court resolves the Company’s motion to dismiss.   At a hearing held on January 25, 2008, the Court converted the Company’s motion to dismiss into a motion for summary judgment.  On June 17, 2008, the Court issued a stipulated order rescheduling the hearing on the Company’s motion for summary judgment for September 12, 2008.  On October 17, 2008, the Court issued an order granting in part and denying in part the Company’s motion for summary judgment on ST’s antitrust counterclaims.  The Court has not yet established new procedural deadlines in this matter.

Notes to Consolidated Financial Statements

On October 14, 2005, STMicroelectronics, Inc. (“STMicro”) filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”).  The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications filed by Dr. Harari, a former WSI employee.  The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount.  On November 15, 2005, Dr. Harari and the Company removed the case to the U.S. District Court for the Northern District of California, where it was assigned case number C05-04691.  On December 13, 2005, STMicro filed a motion to remand the case back to the Superior Court of Alameda County.  The case was remanded to the Superior Court of Alameda County on July 18, 2006, after briefing and oral argument on a motion by STMicro for reconsideration of an earlier order denying STMicro’s request for remand.  Due to the remand, the District Court did not rule upon a summary judgment motion previously filed by the Company.  In the Superior Court of Alameda County, the Company filed a Motion to Transfer Venue to Santa Clara County on August 10, 2006, which was denied on September 12, 2006.  On October 6, 2006, the Company filed a Petition for Writ of Mandate with the First District Court of Appeal, which asked that the Superior Court’s September 12, 2006 Order be vacated, and the case transferred to Santa Clara County.  On October 20, 2006, the Court of Appeal requested briefing on the Company’s petition for a writ of mandate and stayed the action during the pendency of the writ proceedings.  On January 17, 2007, the Court of Appeal issued an alternative writ directing the Superior Court to issue a new order granting the Company’s venue transfer motion or to show cause why a writ of mandate should not issue compelling such an order.  On January 23, 2007, the Superior Court of Alameda transferred the case to Santa Clara County as a result of the writ proceeding at the Court of Appeal.  The Company also filed a special motion to strike STMicro’s unfair competition claim, which the Superior Court denied on September 11, 2006.  The Company appealed the denial of that motion, and the proceedings at the Superior Court were stayed during the pendency of the appeal.  On August 7, 2007, the First District Court of Appeal affirmed the Superior Court’s decision, and the Supreme Court subsequently denied the Company’s petition for review.  On February 7, 2008, the Company and Dr. Harari moved for judgment on the pleadings on the ground that the federal courts have exclusive jurisdiction over the claims in the case.  The Superior Court denied this motion and litigation then proceeded at the Superior Court until May 7, 2008, when the Company and Dr. Harari again removed the case to the U.S. District Court for the Northern District of California.  The District Court consolidated the case and the previously-removed action under case number C05-04691.  STMicro filed a motion to remand which was granted on August 26, 2008.  The case was remanded to the Superior Court for the County of Santa Clara, Case No. 1-07-CV-080123, and trial has been set for September 8, 2009.  On January 30, 2009, the Company and Dr. Harari filed a motion for summary judgment on the grounds that STMicro’s claims are time-barred.  The motion for summary judgment is scheduled to be heard on April 27, 2009.

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

On September 11, 2006, Mr. Rabbi, a shareholder of msystems Ltd. (“msystems”), a company subsequently acquired by the Company in or about November 2006, filed a derivative action in Israel and a motion to permit him to file the derivative action against msystems and four directors of msystems arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law.  Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems.  On January 25, 2007, SanDisk IL Ltd. (“SDIL”), successor in interest to msystems, filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company.  On March 12, 2008, the court granted SDIL’s motion and dismissed the motion to seek leave to file the derivative action and consequently, the derivative action itself was dismissed.  On May 15, 2008, Mr. Rabbi filed an appeal with the Supreme Court of Israel, the hearing of which is set for March 19, 2009.

Notes to Consolidated Financial Statements

On February 16, 2007, Texas MP3 Technologies, Ltd. (“Texas MP3”) filed suit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Apple Inc., Case No. 2:07-CV-52, in the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent 7,065,417 (the “’417 patent”).  On June 19, 2007, the Company filed an answer and counterclaim:  (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company.  On July 31, 2007, Texas MP3 filed an amended complaint against the Company and the other parties named in the original complaint, alleging infringement of the ’417 patent.  On August 1, 2007, defendant Apple, Inc. filed a motion to stay the litigation pending completion of an inter-partes reexamination of the ’417 patent by the U.S. Patent and Trademark Office.  That motion was denied.  On August 10, 2007, the Company filed an answer to the amended complaint and a counterclaim: (a) denying infringement; (b) seeking a declaratory judgment that the ’417 patent is invalid, unenforceable and not infringed by the Company.  Texas MP3 and the Company have reached a settlement, effective January 16, 2009.  As a result of the settlement the Court dismissed all claims against the Company with prejudice on January 23, 2009.

On or about May 11, 2007, the Company received written notice from Alcatel-Lucent, S.A. (“Lucent”), alleging that the Company’s digital music players require a license to U.S. Patent No. 5,341,457 (the “’457 patent”) and U.S. Patent No. RE 39,080 (the “’080 patent”).  On July 13, 2007, the Company filed a complaint for a declaratory judgment of non-infringement and patent invalidity against Lucent Technologies Inc. and Lucent in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. Lucent Technologies Inc., et al., Civil Case No. C 07 03618.  The complaint sought a declaratory judgment that the Company does not infringe the two patents asserted by Lucent against the Company’s digital music players.  The complaint further sought a judicial determination and declaration that Lucent’s patents are invalid.  Defendants answered and asserted a counterclaim of infringement in connection with the ’080 patent.  Defendants also moved to dismiss the case without prejudice and/or stay the case pending their appeal of a judgment involving the same patents in suit entered by the United States District Court for the Southern District of California.  The Company moved for summary judgment on its claims for declaratory relief and moved to dismiss defendant Lucent’s counterclaim for infringement of the ’080 patent as a matter of law.  The Court granted Defendants’ motion to stay and dismissed all other motions without prejudice.  In November 2008, this case was settled with Lucent stipulating to non-infringement by the Company and dismissing its counterclaim with prejudice.

On August 10, 2007, Lonestar Invention, L.P. (“Lonestar”) filed suit against the Company in the Eastern District of Texas, Civil Action No. 6:07-CV-00374-LED.  The complaint alleges that a memory controller used in the Company’s flash memory devices infringes U.S. Patent No. 5,208,725.  Lonestar sought a permanent injunction, actual damages, treble damages for willful infringement, and costs and attorney fees.  The Company answered Lonestar’s complaint, denying the allegations.  Pursuant to a settlement agreement reached, the lawsuit was dismissed on November 14, 2008.  Lonestar’s claims were dismissed with prejudice with respect to the particular products accused of infringement.  SanDisk’s counterclaims were dismissed without prejudice.

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

Notes to Consolidated Financial Statements

On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division).  The suit, Case No. 2-07-CV-396, alleges infringement of Premier's U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount.  On December 10, 2007, an amended complaint was filed.  On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company.  On February 5, 2008, the Company, along with the other defendants in the action, filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office.  This motion was granted and on June 4, 2008, the action is currently stayed.

On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co.; A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.(“Emprex”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corp. (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In the complaint, the Company asserts that respondents’ accused flash memory controllers, drives, memory cards, and media players infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company seeks an order excluding the accused products from entry into the United States as well as a permanent cease and desist order against the respondents.  Since filing its complaint, the Company has terminated the investigation as to the’808 patent, the ’893 patent, and the ’332 patent.  After filing its complaint, the Company reached settlement agreements with Add-On Computer Peripherals, EDGE, Infotech, Interactive, Kaser, PNY, TSR, Verbatim, Chipsbank, USBest and Welldone.  The investigation has been terminated as to these respondents in light of these settlement agreements.  Three of the remaining respondents – Buffalo, Corsair, and A-Data – were terminated from the investigation after entering consent orders.  The investigation has also been terminated as to Add-On Tech. Co., Behavior, Emprex, and Zotek after these respondents were found in default.  The investigation has also been terminated as to Acer, Payton, Silicon Motion Tech. Corp., and Silicon Motion, Int’l Inc.  The Company also terminated PQI from the investigation as to the ’011 patent.  On July 15, 2008, the ALJ issued a Markman ruling regarding the ’011 patent, the ’893 patent, the ’332 patent, and the ’424 patent. Beginning October 27, 2008, the ALJ held an evidentiary hearing.  At the hearing, the respondents denied infringement and raised several affirmative defenses including, among others, lack of domestic industry, invalidity, unenforceability, patent misuse, license, patent exhaustion, intervening rights, and laches.  After the hearing, the parties filed a series of post-hearing briefs.  On February 9, 2009, the ALJ extended the target date for conclusion of the investigation to August 10, 2009.  The ALJ is expected to issue an initial determination on the merits by April 10, 2009.

Notes to Consolidated Financial Statements

On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic Sales, Inc. (“Synergistic”), USBest, Skymedi, Chipsbank, Infotech, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On Computer Peripherals, A-DATA, Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interactive, LG, TSR and Welldone.  In this action, Case No. 07-C-0607-C, the Company asserts that the defendants infringe the ’808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent.  The Company seeks damages and injunctive relief.  In light of the above mentioned settlement agreements, the Company dismissed its claims against Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR and Welldone.  The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice.  The Company also voluntarily dismissed its claims against Corsair in light of its agreement to sell flash memory products only under license or consent from the Company.   On November 21, 2007, defendant Kingston filed a motion to stay this action.  Several defendants joined in Kingston’s motion.  On December 19, 2007, the Court issued an order staying the case in its entirety until the 619 Investigation becomes final.  On January 14, 2008, the Court issued an order clarifying that the entire case is stayed for all parties.

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

Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs allege the Company and a number of other manufacturers of flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws.  The lawsuits purport to be on behalf of purchasers of flash memory between January 1, 1999 through the present.  The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits.  On April 8, 2008, the Company, along with co-defendants, filed motions to dismiss the direct purchaser and indirect purchaser complaints.  Also on April 8, 2008, the Company, along with co-defendants, filed a motion for a protective order to stay discovery.  On April 22, 2008, direct and indirect purchaser plaintiffs filed oppositions to the motions to dismiss.  The Company’s, along with co-defendants’, reply to the oppositions was filed May 13, 2008.  The Court took the motions to dismiss and the motion for a protective order under submission on June 3, 2008, and has yet to issue its ruling.

Notes to Consolidated Financial Statements

On November 6, 2007, Gil Mosek, a former employee of SanDisk IL Ltd. (“SDIL”), filed a lawsuit against SDIL, Dov Moran and Amir Ban in the Tel-Aviv District Court, claiming that he and Amir Ban, another former employee of SDIL, reached an agreement according to which a jointly-held company should have been established together with SDIL. According to Mr. Mosek, SDIL knew about the agreement, approved it and breached it, while deciding not to establish the jointly-held company.  On January 1, 2008, SDIL filed a statement of defense. Simultaneously, SDIL filed a request to dismiss the lawsuit, claiming that Mr. Mosek signed a waiver in favor of SDIL, according to which he has no claim against SDIL.  On February 12, 2008, Mr. Mosek filed a request to allow him to present certain documents, which contain confidential information of SDIL.  On February 26, 2008, SDIL opposed this request, claiming that SDIL’s documents are the sole property of SDIL and Mr. Mosek has no right to hold and to use them.  On March 6, 2008, the court decided that Mr. Mosek has to pay a fee according to the estimated amount of the claim.  On April 3, 2008, Mr. Mosek filed a request to amend the claim by setting the claim on an amount of NIS 3,000,000.  On April 9, 2008, SDIL filed its response to this request, according to which it has no objection to the amendment, subject to the issuance of an order for costs.  On April 10, 2008, the Court accepted Mr. Mosek’s request.  According to the settlement agreement, reached between the SDIL and Amir Ban in January 2008, Amir Ban shall indemnify and hold SDIL harmless with regard to the claim filed by Mosek, as described in this section above.  At a pre-trial hearing held on February 9, 2009, the Court indicated that Mr. Mosek should transfer his claim to the Tel-Aviv Labor Court due to the District Court’s lack of jurisdiction.  Mr. Mosek asked for the Court's permission to divide the lawsuit into two parts so the action against Amir Ban may be transferred to the Labor Court whereas the claim against SDIL would remain in the District Court.  The District Court has not yet ruled as to whether the portion of the claim against Amir Ban should be transferred to the Labor Court together with the claim against SDIL.

In April 2006, the Company's subsidiary SanDisk IL Ltd. (“SDIL”) terminated its supply and license agreement (the “Agreement”) with Samsung.  As a result of this termination, the Company’s subsidiary no longer was entitled to purchase products on favorable pricing terms from Samsung, Samsung no longer had a life-of-patent license to the Company’s subsidiary’s patents, and no further patent licensing payments would be due.  Samsung contested the termination and SDIL commenced an arbitration proceeding seeking a declaration that its termination was valid.  Samsung asserted various defenses and counterclaims in the arbitration.  A hearing was held in December 2007, and the arbitration panel issued an award on May 16, 2008 declaring that SDIL’s termination of the agreement was valid and effective, and dismissing all Samsung’s counterclaims (the “Award”).  On July 24, 2008, in an action captioned Samsung Electronics Co., Ltd. v. SanDisk IL f/k/a M-Systems Ltd., No. 08 Civ. 6596 (AKH), Samsung filed a petition to vacate the award in the District Court for the Southern District of New York (“Samsung's Petition”).  On September 18, 2008, in an action captioned SanDisk IL, Ltd. f/k/a msystems Ltd., No. 08 Civ. 8069 (AKH), SDIL petitioned to confirm the award pursuant to the dispute resolution provisions of the Agreement and Section 207 of the Federal Arbitration Act, 9 U.S.C. § 207.  On September 22, 2008, Samsung withdrew its petition for vacatur and asked the Court to immediately enter judgment against itself with respect to SDIL's petition to confirm.  On September 24, 2008, the Court entered judgment in favor of SDIL on SDIL's petition to confirm the award.  On October 7, 2008, SDIL filed a motion for attorneys’ fees and expenses incurred in connection with Samsung's withdrawn petition to vacate the award.  On October 20, 2008, after Samsung offered to pay in full the expenses claimed by SDIL, the motion for attorneys’ fees and expenses was denied by the District Court.

On September 14, 2008, Daniel Harkabi and Gidon Elazar, former employees and founders of MDRM, Inc., filed a breach of contract action in the U.S. District Court for the Southern District of New York seeking earn-out payments of approximately $3.8 million in connection with SanDisk’s acquisition of MDRM, Inc. in fiscal year 2004.  A mediation was held in June 2007, as required by the acquisition agreement, but was unsuccessful.  The Company filed its answer on November 14, 2008 and discovery is proceeding.

Notes to Consolidated Financial Statements

On September 17, 2008, a purported shareholder class action, captioned McBride v. Federman, et al., Case No. 1-08-CV-122921, was filed in the Superior Court of California in Santa Clara County.  The lawsuit was brought by a purported shareholder of the Company and names as defendants the Company and its directors, Irwin Federman, Steven J. Gomo, Dr. Eli Harari, Eddy W. Hartenstein, Catherine P. Lego, Michael E. Marks, and Dr. James D. Meindl.  The complaint alleges breach of fiduciary duty by the Company and its directors in rejecting Samsung Electronics Co., Ltd.'s non-binding proposal to acquire all of the outstanding common stock of the Company for $26.00 per share.  On September 29, 2008, plaintiff served his first request for production of documents on the Company.  On October 17, 2008, the Company and its directors filed a demurrer seeking dismissal of the lawsuit, and plaintiff served his first requests for production of documents on the Company's directors.  On November 4, 2008, the parties filed a stipulation to dismiss the litigation without prejudice, with each party to bear its own costs.  On November 11, 2008, the Court dismissed the case without prejudice.

On October 1, 2008, NorthPeak Wireless LLC (“NorthPeak”) filed suit against the Company and 30 other named defendants including Dell, Inc., Fujitsu Computer Systems Corp., Gateway, Inc., Hewlett-Packard Company and Toshiba America, Inc., in the United States District Court for the Northern District of Alabama, Northeastern Division.  The suit, Case No. CV-08-J-1813, alleges infringement of U.S. Patents 4,977,577 and 5,978,058 by certain of the Company’s discontinued wireless electronic products.  On January 21, 2009, the Court granted a motion by the defendants to transfer the case to the United States District Court for the Northern District of California, where it is now Case No. 3:09-CV-01813.

Notes to Consolidated Financial Statements

Note 18:  Condensed Consolidating Financial Statements

As part of the acquisition of msystems Ltd. (hereinafter referred to as “SanDisk IL Ltd.,” “SDIL,” or “Other Guarantor Subsidiary”) in November 2006, the Company entered into a supplemental indenture whereby the Company became an additional obligor and guarantor of the assumed $75 million 1% Convertible Notes due 2035 issued by M-Systems Finance, Inc. (the “Subsidiary Issuer” or “mfinco”) and guaranteed by SDIL.  The Company’s (the “Parent Company”) guarantee is full and unconditional, and joint and several with SDIL.  Both SDIL and mfinco are wholly-owned subsidiaries of the Company.  The following Condensed Consolidating Financial Statements present separate information for mfinco as the subsidiary issuer, the Company and SDIL as guarantors, and the Company’s other combined non-guarantor subsidiaries, and should be read in conjunction with the Consolidated Financial Statements of the Company.

These Condensed Consolidating Financial Statements have been prepared using the equity method of accounting.  Earnings of subsidiaries are reflected in the Company’s investment in subsidiaries account.  The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.  Amounts of operating and financing cash flows related to combined non-guarantor subsidiaries and consolidating adjustments for the fiscal year ended December 30, 2007 have been revised to properly reflect certain reclassifications.  The reclassifications did not have any effect on the net change in cash and cash equivalents for the Combined Non-guarantor Subsidiaries, the Consolidating Adjustments or the Total Company columns of the Condensed Consolidating Statements of Cash Flows for the fiscal year ended December 30, 2007.

Condensed Consolidating Statements of Operations For the fiscal year ended December 28, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$1,825,252	$—	$222,089	$5,125,483	$(3,821,472)	$3,351,352
Total cost of revenues	1,841,644	—	132,897	4,918,089	(3,604,365)	3,288,265
Gross profit (loss)	(16,392)	—	89,192	207,394	(217,107)	63,087
Total operating expenses	710,534	—	133,642	390,523	801,868	2,036,567
Operating income (loss)	(726,926)	—	(44,450)	(183,129)	(1,018,975)	(1,973,480)
Total other income (expense)	19,571	(1)	8,510	47,970	(5,604)	70,446
Income (loss) before provision for income taxes	(707,355)	(1)	(35,940)	(135,159)	(1,024,579)	(1,903,034)
Provision for income taxes	131,864	—	7,169	14,709	—	153,742
Equity in net income (loss) of consolidated subsidiaries	(157,340)	—	18,407	40,189	98,744	—
Net income (loss)	$(996,559)	$(1)	$(24,702)	$(109,679)	$(925,835)	$(2,056,776)

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Operations For the fiscal year ended December 30, 2007
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$2,193,435	$—	$311,441	$4,993,166	$(3,601,676)	$3,896,366
Total cost of revenues	1,253,220	—	299,885	4,601,636	(3,461,094)	2,693,647
Gross profit (loss)	940,215	—	11,556	391,530	(140,582)	1,202,719
Total operating expenses	513,827	—	147,678	401,464	(136,764)	926,205
Operating income (loss)	426,388	—	(136,122)	(9,934)	(3,818)	276,514
Total other income (expense)	106,491	1	23,324	(12,215)	4,301	121,902
Income (loss) before provision for income taxes	532,879	1	(112,798)	(22,149)	483	398,416
Provision for income taxes	163,422	—	7,539	3,895	(8)	174,848
Minority interest	—	—	5,211	—	—	5,211
Equity in net income (loss) of consolidated subsidiaries	9,005	—	(2,816)	3,836	(10,025)	—
Net income (loss)	$378,462	$1	$(128,364)	$(22,208)	$(9,534)	$218,357

Condensed Consolidating Statements of Operations For the fiscal year ended December 31, 2006
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$2,101,601	$—	$89,411	$4,165,416	$(3,098,903)	$3,257,525
Total cost of revenues	1,280,102	—	84,763	3,664,513	(3,011,326)	2,018,052
Gross profit (loss)	821,499	—	4,648	500,903	(87,577)	1,239,473
Total operating expenses	467,259	—	212,735	324,587	(91,442)	913,139
Operating income	354,240	—	(208,087)	176,316	3,865	326,334
Total other income (expense)	96,415	5	3,282	44,925	(40,253)	104,374
Income (loss) before provision (benefit) for income taxes	450,655	5	(204,805)	221,241	(36,388)	430,708
Provision (benefit) for income taxes	229,376	—	(1,485)	2,302	—	230,193
Minority interest	—	—	1,619	—	—	1,619
Equity in net income (loss) of consolidated subsidiaries	207,438	—	528	26,077	(234,043)	—
Net income (loss)	$428,717	$5	$(204,411)	$245,016	$(270,431)	$198,896

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheets As of December 28, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$376,052	$66	$51,806	$534,137	$—	$962,061
Short-term investments	443,632	—	33,664	—	—	477,296
Accounts receivable, net	76,733	—	1,862	43,497	—	122,092
Inventory	87,612	—	1,573	511,740	(2,674)	598,251
Other current assets	1,155,377	—	209,861	1,424,708	(2,246,301)	543,645
Total current assets	2,139,406	66	298,766	2,514,082	(2,248,975)	2,703,345
Property and equipment, net	205,022	—	33,478	158,487	—	396,987
Other non-current assets	2,784,030	73,710	69,797	1,564,731	(1,665,664)	2,826,604
Total assets	$5,128,458	$73,776	$402,041	$4,237,300	$(3,914,639)	$5,926,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$81,014	$—	$3,379	$526,809	$(211)	$610,991
Other current accrued liabilities	1,105,212	2,166	21,567	1,841,278	(2,318,205)	652,018
Total current liabilities	1,186,226	2,166	24,946	2,368,087	(2,318,416)	1,263,009
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Non-current liabilities	178,486	—	17,963	75,964	(8,436)	263,977
Total liabilities	2,514,712	77,166	42,909	2,444,051	(2,326,852)	2,751,986
Minority interest	—	—	151	—	—	151
Total stockholders' equity	2,613,746	(3,390)	358,981	1,793,249	(1,587,787)	3,174,799
Total liabilities and stockholders' equity	$5,128,458	$73,776	$402,041	$4,237,300	$(3,914,639)	$5,926,936

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheets As of December 30, 2007
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$389,337	$215	$90,639	$353,558	$—	$833,749
Short-term investments	1,001,641	—	—	—	—	1,001,641
Accounts receivable, net	215,049	—	32,497	223,624	(8,187)	462,983
Inventory	104,626	—	30,238	423,850	(3,637)	555,077
Other current assets	759,872	—	221,932	823,387	(1,358,984)	446,207
Total current assets	2,470,525	215	375,306	1,824,419	(1,370,808)	3,299,657
Property and equipment, net	222,038	—	34,975	165,882	—	422,895
Other non-current assets	2,684,232	71,998	925,424	1,350,985	(1,520,372)	3,512,267
Total assets	$5,376,795	$72,213	$1,335,705	$3,341,286	$(2,891,180)	$7,234,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,386	$—	$34,462	$362,138	$(832)	$444,154
Other current accrued liabilities	587,129	601	66,353	1,253,114	(1,437,468)	469,729
Total current liabilities	635,515	601	100,815	1,615,252	(1,438,300)	913,883
Convertible long-term debt	1,150,000	75,000	—	—	—	1,225,000
Non-current liabilities	67,895	—	11,428	60,839	(4,910)	135,252
Total liabilities	1,853,410	75,601	112,243	1,676,091	(1,443,210)	2,274,135
Minority interest	—	—	1,067	—	—	1,067
Total stockholders' equity	3,523,385	(3,388)	1,222,395	1,665,195	(1,447,970)	4,959,617
Total liabilities and stockholders' equity	$5,376,795	$72,213	$1,335,705	$3,341,286	$(2,891,180)	$7,234,819

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows For the fiscal year ended December 28, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by (used in) operating activities	$(459,599)	$(149)	$36,301	$510,255	$—	$86,808
Net cash provided by (used in) investing activities	424,352	—	(75,134)	(319,891)	—	29,327
Net cash provided by (used in) financing activities	21,639	—	—	(9,785)	—	11,854
Effect of changes in foreign currency exchange rates on cash	323	—	—	—	—	323
Net increase (decrease) in cash and cash equivalents	(13,285)	(149)	(38,833)	180,579	—	128,312
Cash and cash equivalents at beginning of period	389,337	215	90,639	353,558	—	833,749
Cash and cash equivalents at end of period	$376,052	$66	$51,806	$534,137	$—	$962,061

Condensed Consolidating Statements of Cash Flows For the fiscal year ended December 30, 2007
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by (used in) operating activities	$389,524	$167	$2,211	$264,074	$(3,049)	$652,927
Net cash provided by (used in) investing activities	(983,835)	—	26,087	(260,610)	—	(1,218,358)
Net cash provided by (used in) financing activities	(180,921)	—	(9,880)	9,803	—	(180,998)
Effect of changes in foreign currency exchange rates on cash	(904)	—	382	—	—	(522)
Net increase (decrease) in cash and cash equivalents	(776,136)	167	18,800	13,267	(3,049)	(746,951)
Cash and cash equivalents at beginning of period	1,165,473	48	71,839	340,291	3,049	1,580,700
Cash and cash equivalents at end of period	$389,337	$215	$90,639	$353,558	$—	$833,749

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows For the fiscal year ended December 31, 2006
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by (used in) operating activities	$458,012	$—	$(15,214)	$330,074	$(174,809)	$598,063
Net cash provided by (used in) investing activities	(1,039,970)	48	73,927	(12,066)	—	(978,061)
Net cash provided by (used in) financing activities	1,201,779	—	(3,222)	(1,269)	—	1,197,288
Effect of changes in foreign currency exchange rates on cash	1,542	—	247	(437)	—	1,352
Net increase (decrease) in cash and cash equivalents	621,363	48	55,738	316,302	(174,809)	818,642
Cash and cash equivalents at beginning of period	544,110	—	16,101	23,989	177,858	762,058
Cash and cash equivalents at end of period	$1,165,473	$48	$71,839	$340,291	$3,049	$1,580,700

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.

(2)	This represents all other legal subsidiaries.

Notes to Consolidated Financial Statements

Note 19:  Supplementary Financial Data (Unaudited)

	Fiscal Quarters Ended
	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008
	(In thousands, except per share data)
2008
Revenues
Product	$724,051	$687,508	$689,556	$742,128
License and royalty	125,916	128,503	131,941	121,749
Total revenues	849,967	816,011	821,497	863,877
Gross profit (loss) (1)	258,781	150,871	(5,917)	(340,648)
Operating income (loss) (1)	4,912	(101,232)	(250,193)	(1,626,967)
Net income (loss)	$17,880	$(67,877)	$(155,194)	$(1,851,585)
Net income (loss) per share
Basic (2)	$0.08	$(0.30)	$(0.69)	$(8.19)
Diluted (2)	$0.08	$(0.30)	$(0.69)	$(8.19)

	Fiscal Quarters Ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007
	(In thousands, except per share data)
2007
Revenues
Product	$689,357	$719,991	$918,810	$1,117,967
License and royalty	96,729	107,041	118,613	127,858
Total revenues	786,086	827,032	1,037,423	1,245,825
Gross profit (1)	194,936	223,713	342,320	441,750
Operating income (loss) (1)	(19,517)	13,584	109,151	173,296
Net income (loss)	$(575)	$28,484	$84,638	$105,810
Net income (loss) per share
Basic (2)	$(0.00)	$0.12	$0.37	$0.47
Diluted (2)	$(0.00)	$0.12	$0.36	$0.45

(1)
Includes the following charges related to share-based compensation, amortization of acquisition-related intangible assets, impairment of goodwill, impairment of acquisition-related intangible assets, impairment of equity investment of FlashVision, Flash Partners and Flash Alliance, restructuring and other, and business interruption proceeds of $21.8 million received in fiscal year 2007, related to a power outage in fiscal year 2006 at FlashVision and Flash Partners.

	Fiscal Quarters Ended
	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008
	(In thousands)
Share-based compensation	$23,226	$25,108	$25,551	$23,914
Impairment of goodwill	—	—	—	845,453
Impairment of acquisition-related intangible assets	—	—	—	175,785
Amortization of acquisition-related intangible assets	19,057	19,135	19,348	14,041
Impairment of equity investment of FlashVision, Flash Partners and Flash Alliance	—	—	—	93,400
Restructuring and other	—	4,085	—	31,382
Total	$42,283	$48,328	$44,899	$1,183,975

	Fiscal Quarters Ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007
	(In thousands)
Share-based compensation	$31,219	$36,970	$34,127	$30,693
Amortization of acquisition-related intangible assets	30,162	21,633	19,182	19,140
Business interruption proceeds	—	—	(16,812)	(4,962)
Total	$61,381	$58,603	$36,497	$44,871

(2)
Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option strike prices.

Notes to Consolidated Financial Statements

Note 20:  Subsequent Events

On January 29, 2009, the Company entered into definitive agreements with Toshiba, under which the Company and Toshiba agreed to restructure Flash Partners and Flash Alliance to provide for the acquisition by Toshiba of certain production capacity in connection with the production of NAND flash memory products at the facilities.  The agreements specify the terms and conditions under which each flash venture has agreed to sell to Toshiba more than 20% of its current production capacity through the acquisition by Toshiba of certain owned and leased equipment.  The total value of the restructuring transaction to the Company is approximately $890 million based upon the exchange rate as of January 29, 2009.  Approximately one-third of this value will be in cash paid to the Company and approximately two-thirds of this value represents a transfer of lease obligations to Toshiba which should reduce the Company’s outstanding lease obligations and associated lease guarantees by approximately 28%.  These transactions are expected to occur at several closings between January 30, 2009 and March 31, 2009, subject to certain closing conditions and contingencies.

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

Dated: February 25, 2009

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

	Signature	Title	Date
By:	/s/ Eli Harari (Dr. Eli Harari)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2009

By:	/s/ Judy Bruner (Judy Bruner)	Executive Vice President, Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2009

By:	/s/ Irwin Federman (Irwin Federman)	Vice Chairman of the Board and Lead Independent Director	February 20, 2009

By:	/s/ Steven J. Gomo (Steven J. Gomo)	Director	February 20, 2009

By:	/s/ Eddy W. Hartenstein (Eddy W. Hartenstein)	Director	February 18, 2009

By:	/s/ Catherine P. Lego (Catherine P. Lego)	Director	February 20, 2009

By:	/s/ Michael E. Marks (Michael E. Marks)	Director	February 18, 2009

By:	/s/ James D. Meindl (James D. Meindl)	Director	February 18, 2009

S-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of the Registrant.(2)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(6)
3.4	Certificate of Amendment to the Amended Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(24)
3.5	Amended and Restated Bylaws of the Registrant dated July 25, 2007.(19)
3.6	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on April 24, 1997.(3)
3.7	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(11)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.
4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(11)
4.3	Amendment No. 1 to Rights Agreement by and between the Registrant and Computershare Trust Company, Inc., dated as of November 6, 2006.(27)
4.4	SanDisk Corporation Form of Indenture (including notes).(20)
4.5	Indenture (including form of Notes) with respect to the Registrant’s 1.00% Convertible Senior Notes due 2013 dated as of May 15, 2006 by and between the Registrant and The Bank of New York.(21)
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(2)
10.2	License Agreement between the Registrant and Dr. Eli Harari, dated September 6, 1988.(2)
10.3	SanDisk Corporation 1995 Stock Option Plan, as Amended and Restated January 2, 2002.(9), (*)
10.4	SanDisk Corporation 1995 Non-Employee Directors Stock Option Plan, as Amended and Restated as of January 2, 2004.(10), (*)
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

10.10	New Master Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(7), (1)
10.11	Amendment to New Master Agreement, dated and effective as of August 13, 2002 by and between the Registrant and Toshiba Corporation.(8), (1)
10.12	New Operating Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(7), (1)
10.13	Indemnification and Reimbursement Agreement, dated as of April 10, 2002, by and between the Registrant and Toshiba Corporation.(7), (1)
10.14	Amendment to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(7)
10.15	Amendment No. 2 to Indemnification and Reimbursement Agreement, dated as of May 29, 2002 by and between the Registrant and Toshiba Corporation.(25)
10.16	Form of Amended and Restated Change of Control Benefits Agreement entered into by and between the Registrant and its named executive officers.(13), (*)
10.17	Form of Option Agreement Amendment (13), (*)
10.18	Flash Partners Master Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(14), (1)
10.19	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among the Registrant, Toshiba Corporation and SanDisk (Ireland) Limited.(23), (+)
10.20	Operating Agreement of Flash Partners Ltd., dated as of September 10, 2004, by and between SanDisk International Limited and Toshiba Corporation.(14), (1)
10.21	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(23), (+)
10.22	Mutual Contribution and Environmental Indemnification Agreement, dated as of September 10, 2004, by and among the Registrant and the other parties thereto.(14), (1)
10.23	Flash Alliance Mutual Contribution and Environmental Indemnification Agreement, dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited.(23), (+)
10.24	Patent Indemnification Agreement, dated as of September 10, 2004 by and among the Registrant and the other parties thereto.(14), (1)
10.25	Patent Indemnification Agreement, dated as of July 7, 2006, by and among the Registrant and the other parties thereto.(23), (+)
10.26	Master Lease Agreement, dated as of December 24, 2004, by and among Mitsui Leasing & Development, Ltd., IBJ Leasing Co., Ltd., and Sumisho Lease Co., Ltd. and Flash Partners Ltd.(15), (1)
10.27
Master Lease Agreement, dated as of September 22, 2006, by and among Flash Partners Limited Company, SMBC Leasing Company, Limited, Toshiba Finance Corporation, Sumisho Lease Co., Ltd., Fuyo General Lease Co., Ltd., Tokyo Leasing Co., Ltd., STB Leasing Co., Ltd. and IBJ Leasing Co., Ltd.(23), (+)

10.28	Guarantee Agreement, dated as of December 24, 2004, by and between the Registrant and Mitsui Leasing & Development, Ltd.(15)
10.29	Guarantee Agreement, dated as of September 22, 2006, by and among the Registrant, SMBC Leasing Company, Limited and Toshiba Finance Corporation.(23)
10.30	Amended and Restated SanDisk Corporation 2005 Incentive Plan.(25), (*)
10.31	SanDisk Corporation Form of Notice of Grant of Stock Option.(16), (*)
10.32	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant).(16), (*)
10.33	SanDisk Corporation Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant).(16), (*)
10.34	SanDisk Corporation Form of Stock Option Agreement.(16), (*)
10.35	SanDisk Corporation Form of Automatic Stock Option Agreement.(16), (*)
10.36	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement.(17), (*)
10.37	SanDisk Corporation Form of Restricted Stock Unit Issuance Agreement (Director Grant).(16), (*)
10.38	SanDisk Corporation Form of Restricted Stock Award Agreement.(16), (*)
10.39	SanDisk Corporation Form of Restricted Stock Award Agreement (Director Grant).(16), (*)
10.40	SanDisk Corporation Form of Performance Stock Unit Issuance Agreement.(**), (*)
10.41	Guarantee Agreement between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(18)
10.42	Guarantee Agreement, dated as of June 20, 2006, by and between the Registrant, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(25)
10.43	Basic Lease Contract between Flash Partners Yugen Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd., and Toshiba Finance Corporation.(18), (+)
10.44	Basic Lease Contract, dated as of June 20, 2006, by and between Flash Partners Yugen Kaisha, IBJ Leasing Co., Ltd., Sumisho Lease Co., Ltd. and Toshiba Finance Corporation.(25), (+)
10.45	Sublease (Building 3), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(25)
10.46	Sublease (Building 4), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(25)
10.47	Sublease (Building 5), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(28)
10.48	Sublease (Building 6), dated as of December 21, 2005 by and between Maxtor Corporation and the Registrant.(25)
10.49	Confidential Separation Agreement and General Release of Claims.(17)
10.50	3D Collaboration Agreement.(22), (1)
12.1	Computation of ratio of earnings to fixed charges. (**)
21.1	Subsidiaries of the Registrant(**)
23.1	Consent of Independent Registered Public Accounting Firm(**)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(**)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(**)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

+	Confidential treatment has been requested with respect to certain portions hereof.
1.	Confidential treatment granted as to certain portions of these exhibits.
2.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).
3.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.
4.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
5.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d) dated January 26, 2001.
6.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).
7.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.
8.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.
9.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-85320).
10.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-112139).
11.	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.
12.	Previously filed as an Exhibit to the Registrant’s 2003 Annual Report on Form 10-K.
13.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated November 12, 2008.
14.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended September 26, 2004.
15.	Previously filed as an Exhibit to the Registrant’s 2004 Annual Report on Form 10-K.
16.	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 3, 2005.
17.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended March 30, 2008.
18.	Previously filed as an Exhibit to the Registrant’s 2005 Annual Report on Form 10-K.
19.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated July 27, 2007.
20.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 9, 2006.
21.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated May 15, 2006.
22.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated June 17, 2008.
23.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended October 1, 2006
24.	Previously filed as an Exhibit to the Registrant’s Form 8-K dated June 1, 2006.
25.	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended July 2, 2006.
26.	Previously filed as an Exhibit to the Registrant’s Schedule 13(d)/A dated October 12, 2006.
27.	Previously filed as an Exhibit to the Registrant’s Form 8-A/A dated November 8, 2006.
28.	Previously filed as an Exhibit to the Registrant’s 2006 Annual Report on Form 10-K.