Form 10-K/A
period 2008-12-28
SANDISK CORP
filed 2009-02-26
CIK 1000180

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                to

Commission file number:  0000-26734

SANDISK CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	77-0191793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 McCarthy Blvd. Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

(408) 801-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value; Rights to Purchase Series A Junior Participating Preferred Stock	NASDAQ Global Select Market

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

Amendment No. 1 to the Annual Report on Form 10-K
For the Year Ended December 28, 2008

EXPLANATORY NOTE

SanDisk Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 28, 2008, which was originally filed on February 25, 2009 (the “Original 10-K”), to correct a clerical error in which a number was placed in the wrong table in the Company’s Notes to Consolidated Financial Statements.

The Company:
  revised Note 3, “Investments and Fair Value Measurements,” to eliminate $5,714,000 as derivative liabilities in Significant Unobservable Input (Level 3) in the first table on page F-15; and
  revised Note 6, “Derivatives and Hedging Activities,” to include $5,714,000 as foreign exchange contracts not designated in Derivative Liabilities Reported in Other Current Accrued Liabilities for the year ended December 30, 2007 in the first table on page F-22.
Except for the foregoing amended items, all of the information provided in this Form 10-K/A is unchanged from the Original 10-K.

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

Notes to Consolidated Financial Statements

Financial assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of December 28, 2008 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$1,822,466	$317,081	$1,505,385	$—
Equity investments	37,227	37,227	—	—
Derivative assets	105,133	—	105,133	—
Other	2,889	—	2,889	—
Total financial assets	$1,967,715	$354,308	$1,613,407	$—

Derivative liabilities	$153,523	$—	$153,523	$—
Total financial liabilities	$153,523	$—	$153,523	$—

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

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts under SFAS 133 were as follows (in thousands):

	Derivative Assets Reported in Other Current Assets		Long-term Investments		Derivative Liabilities Reported in Other Current Accrued Liabilities
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Foreign exchange contracts designated as cash flow hedges	$51,576	$—	$—	$—	$—	$—
Equity market risk contract designated as cash flow hedge	—	—	31,987	4,415	—	—
Total derivatives designated as hedging instruments	51,576	—	31,987	4,415	—	—
Foreign exchange contracts not designated	21,570	—	—	—	153,523	5,714
Total derivatives	$73,146	$—	$31,987	$4,415	$153,523	$5,714

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

Dated: February 26, 2009

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ * (Dr. Eli Harari)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2009

By:	/s/ Judy Bruner (Judy Bruner)	Executive Vice President, Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

By:	/s/ * (Irwin Federman)	Vice Chairman of the Board and Lead Independent Director	February 26, 2009

By:	/s/ * (Steven J. Gomo)	Director	February 26, 2009

By:	/s/ * (Eddy W. Hartenstein)	Director	February 26, 2009

By:	/s/ * (Catherine P. Lego)	Director	February 26, 2009

By:	/s/ * (Michael E. Marks)	Director	February 26, 2009

By:	/s/ * (James D. Meindl)	Director	February 26, 2009

*  Executed by Judy Bruner on behalf of each of the aboved named individuals pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission on February 25, 2009.

By:  /s/ Judy Bruner
Judy Bruner, Attorney in Fact

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