Form 10-Q
period 2009-03-29
SANDISK CORP
filed 2009-05-07
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock $0.001 par value, as of March 29, 2009: 226,855,067.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2009	December 28, 2008*
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,090,079	$962,061
Short-term investments	395,088	477,296
Accounts receivable from product revenues, net	109,095	122,092
Inventory	552,170	598,251
Deferred taxes	17,123	84,023
Other current assets	224,071	469,961
Total current assets	2,387,626	2,713,684
Long-term investments	897,427	1,097,302
Property and equipment, net	373,147	396,987
Notes receivable and investments in flash ventures with Toshiba	1,467,612	1,602,291
Deferred taxes	46,019	15,188
Intangible assets, net	58,721	63,182
Other non-current assets	37,248	43,506
Total assets	$5,267,800	$5,932,140

LIABILITIES
Current liabilities
Accounts payable trade	$128,524	$240,985
Accounts payable to related parties	299,851	370,006
Convertible short-term debt	75,000	—
Other current accrued liabilities	307,526	502,443
Deferred income on shipments to distributors and retailers and deferred revenue	178,012	149,575
Total current liabilities	988,913	1,263,009
Convertible long-term debt	892,314	954,094
Non-current liabilities	209,481	274,316
Total liabilities	2,090,708	2,491,419

Commitments and contingencies (see Note 12)

EQUITY
Stockholders’ equity
Preferred stock	—	—
Common stock	227	226
Capital in excess of par value	4,174,216	4,154,166
Accumulated deficit	(1,110,794)	(902,799)
Accumulated other comprehensive income	113,786	188,977
Total stockholders’ equity	3,177,435	3,440,570
Non-controlling interests	(343)	151
Total equity	3,177,092	3,440,721
Total liabilities and equity	$5,267,800	$5,932,140
_________________
*	As adjusted for the adoption of new accounting standards. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 29, 2009	March 30, 2008*
	(In thousands, except per share amounts)
Revenues
Product	$588,099	$724,051
License and royalty	71,372	125,916
Total revenues	659,471	849,967

Cost of product revenues	657,478	576,604
Amortization of acquisition-related intangible assets	3,132	14,582
Total cost of product revenues	660,610	591,186
Gross profit (loss)	(1,139)	258,781
Operating expenses
Research and development	86,936	111,434
Sales and marketing	37,878	80,156
General and administrative	38,325	57,804
Amortization of acquisition-related intangible assets	292	4,475
Restructuring and other	765	—
Total operating expenses	164,196	253,869
Operating income (loss)	(165,335)	4,912
Interest income	19,368	25,756
Interest (expense) and other income (expense), net	(38,061)	(11,871)
Total other income (expense)	(18,693)	13,885
Income (loss) before provision for income taxes	(184,028)	18,797
Provision for income taxes	23,967	7,837
Net income (loss)	$(207,995)	$10,960

Net income (loss) per share:
Basic	$(0.92)	$0.05
Diluted	$(0.92)	$0.05
Shares used in computing net income (loss) per share:
Basic	226,529	224,518
Diluted	226,529	229,480
_________________
*	As adjusted for the adoption of new accounting standards. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value*	Accumulated Deficit*	Accumulated Other Comprehensive Income	Total*	Non-Controlling Interests	Total Equity
	(In thousands)
Balance at December 28, 2008	226,128	$226	$4,154,166	$(902,799)	$188,977	$3,440,570	$151	$3,440,721
Net loss	—	—	—	(207,995)	—	(207,995)	(494)	(208,489)
Unrealized income on available-for-sale investments	—	—	—	—	11,186	11,186	—	11,186
Foreign currency translation	—	—	—	—	(58,303)	(58,303)	—	(58,303)
Unrealized loss on hedging activities	—	—	—	—	(28,074)	(28,074)	—	(28,074)
Comprehensive loss						(283,186)	(494)	(283,680)
Issuance of shares pursuant to equity plans	129	—	153	—	—	153	—	153
Issuance of stock pursuant to employee stock purchase plan	455	1	4,416	—	—	4,417	—	4,417
Issuance of restricted stock	143	—	—	—	—	—	—	—
Share-based compensation expense	—	—	15,481	—	—	15,481	—	15,481
Balance at March 29, 2009	226,855	$227	$4,174,216	$(1,110,794)	$113,786	$3,177,435	$(343)	$3,177,092
_________________
*	As adjusted for the adoption of new accounting standards. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 29, 2009	March 30, 2008*
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(207,995)	$10,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred and other taxes	8,922	(9,446)
Depreciation	39,125	41,210
Amortization	18,344	33,670
Provision for doubtful accounts	2,163	5,774
Share-based compensation expense	16,330	23,226
Excess tax benefit from share-based compensation	—	(794)
Impairment, restructuring and other charges	9,038	3,934
Other non-cash charges	(6,027)	5,392
Changes in operating assets and liabilities:
Accounts receivable from product revenues	10,833	276,937
Inventory	40,309	(140,362)
Other assets	220,383	109,981
Accounts payable trade	(112,460)	(53,014)
Accounts payable to related parties	(70,155)	3,721
Other liabilities	(83,071)	(92,556)
Total adjustments	93,734	207,673
Net cash provided by (used in) operating activities	(114,261)	218,633

Cash flows from investing activities:
Purchases of short and long-term investments	(168,938)	(354,955)
Proceeds from sales of short and long-term investments	422,112	434,364
Proceeds from maturities of short and long-term investments	36,630	190,049
Acquisition of property and equipment	(16,497)	(56,774)
Distribution from FlashVision Ltd.	12,713	—
Notes receivable issuance, Flash Partners Ltd. and Flash Alliance Ltd.	(326,350)	(37,418)
Notes receivable proceeds, Flash Partners Ltd. and Flash Alliance Ltd.	277,070	—
Purchased technology and other assets	1,210	1,125
Net cash provided by investing activities	237,950	176,391

Cash flows from financing activities:
Repayment of debt financing	—	(9,785)
Proceeds from employee stock programs	4,570	6,437
Excess tax benefit from share-based compensation	—	794
Net cash provided by (used in) financing activities	4,570	(2,554)

Effect of changes in foreign currency exchange rates on cash	(241)	(934)
Net increase in cash and cash equivalents	128,018	391,536
Cash and cash equivalents at beginning of the period	962,061	833,749
Cash and cash equivalents at end of the period	$1,090,079	$1,225,285
_________________
*	As adjusted for the adoption of new accounting standards. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of March 29, 2009, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2009 and March 30, 2008, and the Condensed Consolidated Statement of Equity for the three months ended March 29, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K/A.  Certain prior period amounts have been reclassified to conform to the current period presentation.  The results of operations for the three months ended March 29, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30, respectively.  The first quarter of fiscal years 2009 and 2008 ended on March 29, 2009 and March 30, 2008, respectively.  Fiscal year 2009 ends on January 3, 2010 and fiscal year 2008 ended on December 28, 2008.

Basis of Presentation.  Effective December 29, 2008, the Company adopted the following pronouncements which require retrospective adoption to previously disclosed consolidated financial statements.  As such, certain prior period amounts have been reclassified in the unaudited Condensed Consolidated Financial Statements to conform to the current period presentation.

SFAS 160.  The Company adopted Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  As a result of the adoption of SFAS 160, the Company has reclassified for all periods presented non-controlling interests, formerly called a minority interest, to a component of equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Equity.  SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

FSP APB 14-1.  The Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 is effective for the Company’s $1.15 billion aggregate principal amount of 1% Senior Convertible Notes due 2013 (the “1% Notes due 2013”) and requires retrospective application for all periods presented.  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument.

As a result of the adoption of FSP APB 14-1, the Company has separately accounted for the liability and equity components of its 1% Notes due 2013.  The Company calculated the value of the conversion component of the debt and recorded this value as a component of equity and a corresponding debt discount.  The debt discount, which is a reduction to the carrying value of the debt, will be amortized as additional non-cash interest expense over the term of the original note.  The retrospective application of this pronouncement affects years 2006 through 2013.  Income taxes have been recorded on the foregoing adjustments to the extent tax benefits were available.  See Note 2, “Financing Arrangements.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table reflects the results of the adoption of FSP APB 14-1 in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 30, 2008 (in thousands, except for per share amounts):

	As Reported	As Adjusted
Interest (expense) and other income (expense), net	$126	$(11,871)
Provision for income taxes	12,914	7,837
Net income	17,880	10,960
Net income per share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

The cumulative effect of the retrospective change in accounting principle of $23.9 million was applied to the opening balance of accumulated deficit at December 29, 2008.

Organization and Nature of Operations. The Company was incorporated in Delaware on June 1, 1988.  The Company designs, develops and markets flash storage products used in a wide variety of consumer electronics products.  The Company operates in one segment, flash memory storage products.

Principles of Consolidation. The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries.  All intercompany balances and transactions have been eliminated.  Non-controlling interest represents the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries.  The Condensed Consolidated Financial Statements also include the results of companies acquired by the Company from the date of each acquisition.

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  The estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, bad debts, inventories and related reserves, investments, income taxes, warranty obligations, restructuring, contingencies, share-based compensation and litigation.  The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources.  Actual results could materially differ from these estimates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Recent Accounting Pronouncements

In April 2009, the FASB issued the following three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

FSP FAS 107-1 and APB 28-1.  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 28, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s Condensed Consolidated Financial Statements.

FSP FAS 115-2 and FAS 124-2.  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 28, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s Condensed Consolidated Financial Statements.

FSP FAS 157-4.  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 28, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

2.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt as of March 29, 2009 and December 28, 2008 (in millions):

	March 29, 2009	December 28, 2008
1% Notes due 2013	$1,150.0	$1,150.0
Less: Unamortized Interest Discount	(257.7)	(270.9)
Net Carrying Amount of 1% Notes due 2013	892.3	879.1
1% Notes due 2035	75.0	75.0
Total convertible debt	967.3	954.1
Less: convertible short-term debt	(75.0)	—
Convertible long-term debt	$892.3	$954.1

1% Convertible Senior Notes Due 2013.  In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of the 1% Notes due 2013 at par.  The 1% Notes due 2013 may be converted, under certain circumstances, based on an initial conversion rate of 12.1426 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $82.36 per share).  The net proceeds to the Company from the offering of the 1% Notes due 2013 were $1.13 billion.

As discussed in Note 1, “Basis of Presentation — FSP APB 14-1,” the Company separately accounts for the liability and equity components of the 1% Notes due 2013.  The principal amount of the liability component ($753.5 million as of the date of issuance) was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $241.9 million as of March 29, 2009 and December 28, 2008.

The following table presents the amount of interest cost recognized for the periods relating to both the contractual interest coupon and amortization of the discount on the liability component (in millions):

	Three months ended
	March 29, 2009	March 30, 2008
Contractual interest coupon	$2.9	$2.9
Amortization of interest discount	13.2	12.3
Total interest cost recognized	$16.1	$15.2

The remaining interest discount (equity component) of $257.7 million as of March 29, 2009 will be amortized over the remaining life of the 1% Notes due 2013 which is approximately 4.1 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share.  As of March 29, 2009, the warrants had an expected life of approximately 4.4 years and expire in August 2013.  At expiration, the Company may, at its option, elect to settle the warrants on a net share basis.  As of March 29, 2009, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013.  As of March 29, 2009, the Company had not purchased any shares under this convertible bond hedge agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

1% Convertible Notes Due 2035.  In November 2006, the Company assumed the aggregate principal amount of $75.0 million 1% Convertible Senior Notes due March 2035 (the “1% Notes due 2035”) from msystems Ltd. (“msystems”).  The Company is obligated to pay interest on the 1% Notes due 2035 semi-annually on March 15 and September 15 commencing March 15, 2007.

Holders of the notes have the right to require the Company to purchase all or a portion of their notes on March 15, 2010, March 15, 2015, March 15, 2020, March 15, 2025 and March 15, 2030.  The purchase price payable will be equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to but excluding the purchase date.  Due to the short-term nature of the conversion rights, the Company has reclassified the entire value of the 1% Notes due 2035 to Convertible Short-term Debt in the Condensed Consolidated Balance Sheet as of March 29, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

3.	Investments and Fair Value Measurements

Fair Value Hierarchy. The Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial assets are measured at fair value on a recurring basis.  Instruments that are classified within Level 1 of the fair value hierarchy generally include most money market securities, U.S. agency securities and equity investments.  Instruments that are classified within Level 2 of the fair value hierarchy generally include U.S. agency securities, commercial paper, U.S. corporate notes and bonds, and municipal obligations.

Financial assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of March 29, 2009 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$1,606,270	$381,974	$1,224,296	$—
Equity securities	47,060	47,060	—	—
Derivative assets	68,702	—	68,702	—
Other	1,222	—	1,222	—
Total financial assets	$1,723,254	$429,034	$1,294,220	$—

Derivative liabilities	$8,292	$—	$8,292	$—
Total financial liabilities	$8,292	$—	$8,292	$—

Financial assets and liabilities measured at fair value under SFAS 157 on a recurring basis as December 28, 2008 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$1,822,466	$317,081	$1,505,385	$—
Equity investments	37,227	37,227	—	—
Derivative assets	105,133	—	105,133	—
Other	2,889	—	2,889	—
Total financial assets	$1,967,715	$354,308	$1,613,407	$—

Derivative liabilities	$153,523	$—	$153,523	$—
Total financial liabilities	$153,523	$—	$153,523	$—

On December 29, 2008, the Company adopted FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which allows companies to delay the application of SFAS 157 until fiscal years beginning after November 15, 2008, to certain fair value measurements, primarily non-financial assets and liabilities.  The Company has reviewed its non-financial assets and liabilities and has concluded that there were no non-financial assets or liabilities which qualified under the provisions of FSP SFAS 157-2 as of March 29, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of March 29, 2009, were presented on the Company’s Condensed Consolidated Balance Sheet as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$382,976	$381,974	$1,002	$—
Short-term investments	395,088	3,489	391,599	—
Long-term investments	897,427	43,571	853,856	—
Other current assets and other non-current assets	47,763	—	47,763	—
Total assets	$1,723,254	$429,034	$1,294,220	$—

Other current accrued liabilities	$8,292	$—	$8,292	$—
Total liabilities	$8,292	$—	$8,292	$—

(1)	Cash equivalents exclude cash of $707.1 million included in Cash and Cash Equivalents of the Condensed Consolidated Balance Sheet as of March 29, 2009.

As of March 29, 2009, the Company did not elect the fair value option under Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Establishing the Fair Value Option for Financial Assets and Liabilities, for any financial assets and liabilities that were not required to be measured at fair value.

Available-for-Sale Investments.  Available-for-sale investments as of March 29, 2009 and December 28, 2008 were as follows (in thousands):

	March 29, 2009				December 28, 2008
	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Market Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Fixed income securities:
U.S. agency securities	$29,216	$109	$(3)	$29,322	$40,110	$476	$—	$40,586
U.S. corporate notes and bonds	40,155	278	(127)	40,306	56,916	267	(360)	56,823
Municipal notes and bonds	1,130,204	24,583	(119)	1,154,668	1,387,592	21,714	(1,330)	1,407,976
	1,199,575	24,970	(249)	1,224,296	1,484,618	22,457	(1,690)	1,505,385
Equity investments	70,226	1,427	(24,593)	47,060	70,226	—	(32,999)	37,227
Total available-for-sale investments	$1,269,801	$26,397	$(24,842)	$1,271,356	$1,554,844	$22,457	$(34,689)	$1,542,612

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Securities that have been in an unrealized loss position, the fair value and gross unrealized losses on the available-for-sale investments aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of March 29, 2009 are summarized in the following table (in thousands).  Available-for-sale securities that were in an unrealized gain position have been excluded from the table and all unrealized losses have been in a continuous unrealized loss position for less than 12 months.

	Unrealized Loss for Less than 12 Months
	Market Value	Gross Unrealized Loss
U.S. agency securities, U.S. corporate and municipal notes and bonds	$66,931	$(249)
Equity investments	43,571	(24,593)
Total	$110,502	$(24,842)

The gross unrealized loss related to publicly traded equity investments were due to changes in market prices.  The Company has cash flow hedges designated to substantially mitigate risk from these equity investments as of March 29, 2009, as discussed in Note 4, “Derivatives and Hedging Activities.”  The gross unrealized loss related to U.S. agency securities, U.S. corporate and municipal notes and bonds were primarily due to changes in interest rates.  Gross unrealized losses on all available-for-sale fixed income securities at March 29, 2009 are considered temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.

Gross realized gains and losses on sales of available-for-sale securities for the fiscal quarter ended March 29, 2009 totaled $5.8 million and ($0.6) million, respectively.

Fixed income securities by contractual maturity as of March 29, 2009 are shown below (in thousands).  Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Cost	Estimated Fair Value
Due in one year or less	$389,092	$392,602
Due after one year through five years	810,483	831,694
Total	$1,199,575	$1,224,296

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

4.	Derivatives and Hedging Activities

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

In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and Statement of Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  Changes in fair value (i.e., gains or losses) of the derivatives are recorded as Cost of Product Revenues or Other Income (Expense), or as accumulated Other Comprehensive Income (“OCI”).

Cash Flow Hedges.  The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into Cost of Product Revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into Other Income (Expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately, and was a net loss of $1.0 million for the three months ended March 29, 2009.  As of March 29, 2009, the Company had forward contracts and options in place that hedged future purchases of approximately 16.5 billion Japanese yen, or approximately $169 million, based upon the exchange rate as of March 29, 2009, and the net unrealized gain on the effective portion of these cash flow hedges was $12.2 million.  The forward and option contracts cover future Japanese yen purchases expected to occur over the next twelve months.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into Other Income (Expense) in the same period that the equity securities are sold.  The securities had a fair value of $43.6 million and $35.2 million as of March 29, 2009 and December 28, 2008, respectively.  The cash flow hedge designated to mitigate equity risk of these securities had a fair value of $22.2 million and $32.0 million as of March 29, 2009 and December 28, 2008, respectively.

Other Derivatives.  Other derivatives not designated as hedging instruments under SFAS 133 consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts were marked-to-market at March 29, 2009 with realized and unrealized gains and losses included in Other Income (Expense).  As of March 29, 2009, the Company had foreign currency forward contracts in place hedging exposures in European euros, Israeli new shekels, Japanese yen and Taiwanese dollars.  Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalent of approximately $262 million and ($1.6) billion in foreign currencies, respectively, based upon the exchange rates at March 29, 2009.

For the three months ended March 29, 2009, non-designated foreign currency forward contracts resulted in a gain of $100.1 million including forward-point income.  For the three months ended March 29, 2009, the revaluation of the foreign currency exposures hedged by these forward contracts resulted in a loss of $100.2 million.  All of the above noted gains and losses are included in Interest (Expense) and Other Income (Expense), net, in the Company’s Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts under SFAS 133 were as follows (in thousands):

	Derivative Assets Reported in				Derivative Liabilities Reported in
	Other Current Assets		Long-term Investments		Other Current Accrued Liabilities
	March 29, 2009	December 28, 2008	March 29, 2009	December 28, 2008	March 29, 2009	December 28, 2008
Foreign exchange contracts designated as cash flow hedges	$12,922	$51,576	$—	$—	$757	$—
Equity market risk contract designated as cash flow hedge	—	—	22,161	31,987	—	—
Total derivatives designated as hedging instruments	12,922	51,576	22,161	31,987	757	—
Foreign exchange contracts not designated	33,620	21,570	—	—	7,535	153,523
Total derivatives	$46,542	$73,146	$22,161	$31,987	$8,292	$153,523

Foreign Exchange Contracts Designated as Cash Flow Hedges.  The effective portion of designated cash flow derivative contracts under SFAS 133 on the results of operations were as follows (in thousands):

	Three months ended
	Amount of Loss Recognized in OCI		Amount of Gain Reclassified from OCI to the Statement of Operations
	March 29, 2009	March 28, 2008	March 29, 2009	March 28, 2008
Foreign exchange contracts designated as cash flow hedges	$(14,638)	$—	$3,610	$—
Equity market risk contract designated as cash flow hedge	(9,826)	—	—	—

Foreign exchange contracts designated as cash flow hedges relate primarily to wafer purchases and the associated gains (losses) are expected to be recorded in Cost of Product Revenues when reclassified out of accumulated OCI.  Gains (losses) from the equity market risk contract are expected to be recorded in Other Income (Expense) when reclassified out of accumulated OCI.

The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months and realize the accumulated OCI balance related to the equity market risk contract in fiscal year 2011.

The ineffective portion and amount excluded from effectiveness testing on designated cash flow derivative contracts under SFAS 133 on the Company’s results of operations recognized in Other Income (Expense) were as follows (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Foreign exchange contracts designated as cash flow hedges	$(997)	$—
Equity market risk contract designated as cash flow hedge	—	—

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations.  The effect of non-designated derivative contracts on the Company’s results of operations recognized in Other Income (Expense) was as follows (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Gain (loss) on foreign exchange contracts	$101,125	$(65,087)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

5.	Balance Sheet Information

Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	March 29, 2009	December 28, 2008
Trade accounts receivable	$413,549	$584,262
Allowance for doubtful accounts	(16,068)	(13,881)
Price protection, promotions and other activities	(288,386)	(448,289)
Total accounts receivable from product revenues, net	$109,095	$122,092

Inventory.  Inventories, net of reserves, were as follows (in thousands):

	March 29, 2009	December 28, 2008
Raw material	$264,330	$309,436
Work-in-process	137,217	90,544
Finished goods	150,623	198,271
Total inventory	$552,170	$598,251

Other Current Assets.  Other current assets were as follows (in thousands):

	March 29, 2009	December 28, 2008
Royalty and other receivables	$34,119	$81,451
Prepaid expenses	16,828	20,321
Prepaid income taxes and tax related receivables	126,401	294,906
Other current assets	46,723	73,283
Total other current assets	$224,071	$469,961

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) were as follows (in thousands):

	March 29, 2009	December 28, 2008
Notes receivable, Flash Partners Ltd.	$634,913	$843,380
Notes receivable, Flash Alliance Ltd.	441,011	276,518
Investment in FlashVision Ltd.	—	63,965
Investment in Flash Partners Ltd.	189,357	202,530
Investment in Flash Alliance Ltd.	202,331	215,898
Total notes receivable and investments in the flash ventures with Toshiba	$1,467,612	$1,602,291

In the first quarter of fiscal year 2009, the Company completed the wind-down of FlashVision Ltd. (“FlashVision”) and received cash distributions of $12.7 million, released $34.0 million of cumulative translation adjustments recorded in accumulated OCI and recorded an impairment charge of $7.9 million in Other Income (Expense) related to FlashVision.

See Note 12, “Commitments, Contingencies and Guarantees – FlashVision, Flash Partners and Flash Alliance,” regarding equity method investments in the three months ended March 29, 2009 and Note 13, “Related Parties,” for the Company’s maximum loss exposure related to these variable interest entities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Other Current Accrued Liabilities.  Other current accrued liabilities were as follows (in thousands):

	March 29, 2009	December 28, 2008
Accrued payroll and related expenses	$54,253	$54,516
Accrued restructuring	17,198	22,545
Research and development liability, related party	2,000	4,000
Foreign currency forward contract payables	8,292	153,523
Flash Ventures adverse purchase commitments for under utilized capacity (see Note 12)	62,778	121,486
Other accrued liabilities	163,005	146,373
Total other current accrued liabilities	$307,526	$502,443

Non-current liabilities.  Non-current liabilities were as follows (in thousands):

	March 29, 2009	December 28, 2008
Deferred tax liability	$16,723	$87,688
Income taxes payable	154,264	145,432
Accrued restructuring	10,578	11,070
Other non-current liabilities	27,916	30,126
Total non-current liabilities	$209,481	$274,316

As of March 29, 2009 and December 28, 2008, the total current accrued restructuring liability was primarily comprised of contract termination costs related to the 2008 Restructuring Plans and the current portion of excess lease obligations.  See Note 9, “Restructuring Plans.”  The non-current accrued restructuring balance and activity from the prior year end was primarily related to excess lease obligations and cash lease obligation payments, respectively.  The lease obligations extend through the end of the lease term in fiscal year 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

6.	Intangible Assets

Intangible asset balances are presented below (in thousands):

	March 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$79,800	$(35,924)	$43,876
Developed product technology	11,400	(5,225)	6,175
Acquisition-related intangible assets	91,200	(41,149)	50,051
Technology licenses and patents	16,526	(7,856)	8,670
Total	$107,726	$(49,005)	$58,721

	December 28, 2008
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Core technology	$315,301	$(136,001)	$(132,407)	$46,893
Developed product technology	12,900	—	(6,318)	6,582
Customer relationships	80,100	(39,784)	(40,316)	—
Acquisition-related intangible assets	408,301	(175,785)	(179,041)	53,475
Technology licenses and patents	23,814	—	(14,107)	9,707
Total	$432,115	$(175,785)	$(193,148)	$63,182

The annual expected amortization expense of intangible assets that existed as of March 29, 2009, is presented below (in thousands):

	Estimated Amortization Expenses
Fiscal year:	Acquisition-Related Intangible Assets	Technology Licenses and Patents
2009 (remaining nine months)	$10,271	$3,414
2010	13,695	3,121
2011	13,034	1,268
2012	12,529	620
2013	522	245
2014 and thereafter	—	2
Total	$50,051	$8,670

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

7.	Warranties

Liability for warranty expense is included in Other Current Accrued Liabilities and Non-current Liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity was as follows (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Balance, beginning of period	$36,469	$18,662
Additions	4,913	11,155
Usage	(10,088)	(16,124)
Balance, end of period	$31,294	$13,693

The majority of the Company’s products have a warranty ranging from one to five years.  A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice.  The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold, and repair or replacement costs incurred.  Should actual product failure rates, or repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty liability would be required.  Prior year’s additions to and usage of warranty reserve has been adjusted to conform to the current presentation format.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

8.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax, presented in the accompanying Condensed Consolidated Balance Sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, including the Company’s investments in equity securities, as well as currency translation adjustments relating to local currency denominated subsidiaries and equity investees, and the accumulated unrealized gains and losses related to derivative instruments accounted for under hedge accounting (in thousands).

	March 29, 2009	December 28, 2008
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$(7,222)	$(18,408)
Foreign currency translation	42,883	101,186
Hedging activities	78,125	106,199
Total accumulated other comprehensive income	$113,786	$188,977

Comprehensive income (loss) is presented below (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Net income (loss)	$(207,995)	$10,960
Non-controlling interest	(494)	—
	(208,489)	10,960
Change in accumulated unrealized gain (loss) on:
Available-for-sale investments	11,186	7,793
Foreign currency translation	(58,303)	38,557
Hedging activities	(28,074)	(1,636)
Comprehensive income (loss)	$(283,680)	$55,674

Non-controlling interest is included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.

The amount of income tax expense allocated to accumulated unrealized gain (loss) on available-for-sale investments and hedging activities was $8.2 million and $7.1 million at March 29, 2009 and December 28, 2008, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

9.	Restructuring Plans

In the three months ended March 29, 2009, the Company recorded restructuring expense of $0.8 million, net, related to employee severance costs in Restructuring and Other in the Condensed Consolidated Statements of Operations.

Second Quarter of Fiscal 2008 Restructuring Plan.  In the second quarter ended June 28, 2008, the Company initiated restructuring actions in an effort to better align its cost structure with its anticipated revenue stream and to improve the Company’s results of operations and cash flows (“Second Quarter of Fiscal 2008 Restructuring Plan”).  The following table sets forth the activity in the accrued restructuring balances related to the Second Quarter of Fiscal 2008 Restructuring Plan (in millions):

Severance and Benefits
Restructuring provision	$4.1
Cash paid	(3.1)
Accrual balance at December 28, 2008	1.0
Accrual adjustments	(0.8)
Accrual balance at March 29, 2009	$0.2

The remaining restructuring accrual balance is reflected in Other Current Accrued Liabilities in the Condensed Consolidated Balance Sheets and is expected to be utilized in fiscal year 2009.

Fourth Quarter of Fiscal 2008 Restructuring Plan and Other.  In the fourth quarter ended December 28, 2008, the Company initiated additional restructuring actions in an effort to better align its cost structure with business operation levels (“Fourth Quarter of Fiscal 2008 Restructuring Plan and Other”).  Under this plan, the Company involuntarily terminated an additional 51 employees in the first quarter of fiscal year 2009, in all functions, primarily in the U.S. and Israel.  The following table sets forth the activity in the accrued restructuring balances related to the Fourth Quarter of Fiscal 2008 Restructuring Plan and Other (in millions):

	Severance and Benefits	Contract Termination Fees and Other Charges	Total
Restructuring and other provisions	$10.4	$21.0	$31.4
Cash paid	(4.1)	(2.4)	(6.5)
Non-cash utilization	─	(4.6)	(4.6)
Accrual balance at December 28, 2008	6.3	14.0	20.3
Restructuring	1.6	─	1.6
Cash paid	(6.2)	(1.5)	(7.7)
Accrual balance at March 29, 2009	$1.7	$12.5	$14.2

The Company anticipates that the remaining restructuring accrual balance of $14.2 million will be substantially paid out or utilized in fiscal year 2009.  The remaining restructuring accrual balance is reflected in Other Current Accrued Liabilities in the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

10.	Share-Based Compensation

Share-Based Plans. The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members and non-employee service providers.  This program includes incentive and non-statutory stock option awards, stock appreciation right awards, restricted stock awards, performance-based cash bonus awards for Section 16 executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants or other stock awards at designated intervals over their period of board service.  These awards are granted under various plans, all of which are stockholder approved.  Stock option awards generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each quarter over the next 3 years of continued service.  Restricted stock awards generally vest in equal annual installments over a 2 or 4-year period.  Initial grants under the automatic grant program vest over a 4-year period and subsequent grants vest over a 1-year period in accordance with the specific vesting provisions set forth in that program.  Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the subscription date or the date of purchase, whichever is lower.

Valuation Assumptions. The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the three months ended March 29, 2009 and March 30, 2008 was estimated using the following weighted average assumptions:

	Three months ended
	March 29, 2009	March 30, 2008
Option Plan Shares
Dividend yield	None	None
Expected volatility	0.87	0.50
Risk free interest rate	1.39%	2.28%
Expected lives	3.6 years	3.6 years
Estimated annual forfeiture rate	9.07%	8.31%
Weighted average fair value at grant date	$4.92	$9.76

Employee Stock Purchase Plan Shares
Dividend yield	None	None
Expected volatility	0.81	0.53
Risk free interest rate	0.39%	2.15%
Expected lives	½ year	½ year
Weighted average fair value for grant period	$4.21	$8.34

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Share-Based Compensation Plan Activities

Stock Options and SARs.  A summary of stock option and stock appreciation right (“SARs”) activity under all of the Company’s share-based compensation plans as of March 29, 2009 and changes during the three months ended March 29, 2009 is presented below (in thousands, except exercise price and contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at December 28, 2008	25,057	$33.59	4.9	$5,284
Granted	3,727	8.21
Exercised	(129)	7.71		419
Forfeited	(606)	40.61
Expired	(409)	38.48
Options and SARs outstanding at March 29, 2009	27,640	30.06	4.9	35,320
Options and SARs vested and expected to vest after March 29, 2009, net of forfeitures	26,002	30.54	4.8	31,898
Options and SARs exercisable at March 29, 2009	17,230	32.29	4.2	16,947

At March 29, 2009, the total compensation cost related to options and SARs granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $112.1 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.9 years.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the three months ended March 29, 2009 is presented below (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at December 28, 2008	1,523	$25.38	$13,983
Granted		—
Vested	(214)	41.62	2,166
Forfeited	(96)	22.33
Non-vested share units at March 29, 2009	1,213	22.75	15,868

As of March 29, 2009, the Company had $21.6 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 1.7 years.

Employee Stock Purchase Plan.  At March 29, 2009, there was $2.2 million of total unrecognized compensation cost related to ESPP that is expected to be recognized over a period of approximately 4 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Share-Based Compensation Expense.  The Company recorded $16.3 million and $23.2 million of share-based compensation expense for the three months ended March 29, 2009 and March 30, 2008, respectively, that included the following (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Share-based compensation expense by caption:
Cost of product revenues	$2,374	$3,629
Research and development	6,152	8,826
Sales and marketing	2,349	3,511
General and administrative	5,455	7,260
Total share-based compensation expense	$16,330	$23,226

Share-based compensation expense by type of award:
Stock options and SARs	$13,881	$20,634
RSUs	2,860	1,487
ESPP	(411)	1,105
Total share-based compensation expense	$16,330	$23,226

Share-based compensation expense of $2.4 million and $3.0 million related to manufacturing personnel was capitalized into inventory as of March 29, 2009 and March 30, 2008, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

11.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended
	March 29, 2009	March 30, 2008

Numerator for basic net income (loss) per share:
Net income (loss)	$(207,995)	$10,960
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	226,529	224,518
Basic net income (loss) per share	$(0.92)	$0.05

Numerator for diluted net income (loss) per share:
Net income (loss)	$(207,995)	$10,960
Interest on the 1% Notes due 2035, net of tax	—	117
Net income (loss) for diluted net income (loss) per share	$(207,995)	$11,077
Denominator for diluted net income (loss) per share:
Weighted average common shares	226,529	224,518
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock, restricted stock units and warrants (assuming proceeds would be used to purchase common stock)	—	2,950
Effect of dilutive 1% Notes due 2035	—	2,012
Shares used in computing diluted net income (loss) per share	226,529	229,480
Diluted net income (loss) per share	$(0.92)	$0.05

Anti-dilutive shares excluded from net income (loss) per share calculation	54,042	47,631

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible securities.  For the three months ended March 30, 2008, diluted earnings per share include the dilutive effects of stock options, SARs, RSUs, warrants and the 1% Notes due 2035.  Certain common stock issuable under stock options, SARs, warrants and the 1% Notes due 2013 were anti-dilutive for the three months ended March 29, 2009 and March 30, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

12.	Commitments, Contingencies and Guarantees

FlashVision.  In June 2008, the Company agreed to wind-down its 49.9% ownership interest in FlashVision Ltd. (“FlashVision”), a business venture with Toshiba which owns 50.1%.  In this venture, the Company and Toshiba collaborated in the development and manufacture of 200-millimeter NAND flash memory products.  In fiscal year 2008, the Company and Toshiba ceased production of NAND flash memory products utilizing 200-millimeter wafers.  At March 29, 2009, the Company’s investment in this venture has been written-down to zero.

Flash Partners.  The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2004.  In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners.  Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup.  The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting.  The Company is committed to purchase its provided three-month forecast of Flash Partner’s NAND wafer supply, which generally equals 50% of the venture’s output.  The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers.  In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of March 29, 2009, the Company had notes receivable from Flash Partners of 62.1 billion Japanese yen, or approximately $635 million, based upon the exchange rate of 97.73 Japanese yen to one U.S. dollar at March 29, 2009.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”  At March 29, 2009, the Company had an equity investment in Flash Partners of $189.4 million denominated in Japanese yen, offset by $15.1 million of cumulative translation gains recorded in accumulated OCI.  In the first quarter of fiscal year 2009, the Company recorded a $1.4 million basis adjustment to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

Flash Alliance.  The Company has a 49.9% ownership interest in Flash Alliance Ltd. (“Flash Alliance”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2006.  In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at its 300-millimeter wafer fabrication facility located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Alliance.  Flash Alliance purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup.  The Company accounts for its 49.9% ownership position in Flash Alliance under the equity method of accounting.  The Company is committed to purchase its provided three-month forecast of Flash Alliance’s NAND wafer supply, which generally equals 50% of the venture’s output.  The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers.  In addition, the Company is committed to fund 49.9% of Flash Alliance’s costs to the extent that Flash Alliance’s revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of March 29, 2009, the Company had notes receivable from Flash Alliance of 43.1 billion Japanese yen, or approximately $441 million, based upon the exchange rate at March 29, 2009.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.”  At March 29, 2009, the Company had an equity investment in Flash Alliance of $202.3 million denominated in Japanese yen, offset by $16.2 million of cumulative translation adjustments recorded in accumulated OCI.  In the first quarter of fiscal year 2009, the Company recorded a $3.7 million basis adjustment to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

Flash Ventures.  As a part of the Flash Partners and Flash Alliance (hereinafter referred to as “Flash Ventures”) agreements, the Company is required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies.  As of March 29, 2009 and December 28, 2008, the Company had accrued liabilities related to these expenses of $2.0 million and $4.0 million, respectively.  In addition, in the first quarter of fiscal year 2009, the Company recorded charges of $62.8 million in cost of product revenues for adverse purchase commitments associated with under-utilization of Flash Ventures capacity for the 90-day period subsequent to March 29, 2009 related to the Company’s non-cancellable orders to Flash Ventures.

The Company and Toshiba have restructured the Flash Ventures by selling more than 20% of the Flash Ventures’ capacity to Toshiba.  The restructuring resulted in the Company receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277.1 million, was received in cash, reducing outstanding notes receivable from Flash Ventures and 53.2 billion Japanese yen reflected the transfer of off-balance sheet equipment lease guarantee obligations from the Company to Toshiba.  The restructuring was completed in a series of closings through March 31, 2009.  The Company received the cash and transferred 51.8 billion Japanese yen of off-balance sheet equipment lease guarantee obligations in the first quarter of fiscal year 2009, and the remainder of the lease guarantee obligations were transferred on March 31, 2009.  Transaction costs of $10.9 million related to the sale and transfer of equipment and lease obligations were expensed in the first quarter of fiscal year 2009.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and the U.S. dollar equivalent based upon the exchange rate at March 29, 2009.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in thousands)
Flash Partners
December 2004	¥8.0	$82,084	2010
December 2005	4.8	48,869	2011
June 2006	9.4	96,486	2011
September 2006	23.7	243,066	2011
March 2007	11.7	119,291	2012
February 2008	4.8	49,027	2013
	62.4	638,823
Flash Alliance
November 2007	24.6	251,208	2013
June 2008	33.3	341,090	2013
	57.9	592,298
Total guarantee obligations	¥120.3	$1,231,121

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the term of the master lease agreements, in annual installments as of March 29, 2009 in U.S. dollars based upon the exchange rate at March 29, 2009.

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms		Guarantee Amount
	(In thousands)
Year 1	$312,886	$	─	$312,886
Year 2	259,322		67,432	326,754
Year 3	163,642		160,171	323,813
Year 4	75,447		98,781	174,228
Year 5	13,807		79,633	93,440
Total guarantee obligations	$825,104		$406,017	$1,231,121

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into six equipment master lease agreements totaling 300.0 billion Japanese yen, or approximately $3.07 billion based upon the exchange rate at March 29, 2009, of which 124.9 billion Japanese yen, or approximately $1.28 billion based upon the exchange rate at March 29, 2009, was outstanding at March 29, 2009.  The outstanding amount reflects the reduction in lease amounts of 26.8 billion Japanese yen, or approximately $275 million based upon the exchange rate at March 29, 2009, due to the restructuring of Flash Partners’ master lease agreements in the first quarter of fiscal year 2009.  For further discussion on the restructuring of the Flash Partners’ master lease agreements, see “Flash Ventures” above.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of March 29, 2009, the amount of the Company’s guarantee obligation of the Flash Partners’ master lease agreements, which reflects future payments and any lease adjustments, was 62.4 billion Japanese yen, or approximately $639 million based upon the exchange rate at March 29, 2009.  Certain lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2013.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”).  As of March 29, 2009, Flash Partners was in compliance with all of its master lease covenants.  While the Company’s S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, the Company’s R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.  If R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Flash Alliance.  Flash Alliance sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into two equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.05 billion based upon the exchange rate at March 29, 2009, of which 115.8 billion Japanese yen, or approximately $1.18 billion based upon the exchange rate at March 29, 2009, was outstanding as of March 29, 2009.  The outstanding amount reflects the reduction in lease amounts of 25.0 billion Japanese yen, or approximately $255 million based upon the exchange rate at March 29, 2009, due to the restructuring of Flash Alliance’s master lease agreements in the first quarter of fiscal year 2009.  For further discussion on the restructuring of the Flash Alliance’s master lease agreements, see “Flash Ventures” above.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of March 29, 2009, the amount of the Company’s guarantee obligation of the Flash Alliance’s master lease agreements was 57.9 billion Japanese yen, or approximately $592 million based upon the exchange rate at March 29, 2009.  Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I.  As of March 29, 2009, Flash Alliance was in compliance with all of its master lease covenants.  While the Company’s S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, the Company’s R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.  If R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of March 29, 2009, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of March 29, 2009 or December 28, 2008, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third party patents.  The Company has not made any indemnification payments under any such agreements and as of March 29, 2009, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at March 29, 2009, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations.
	Total		1 Year or Less (9 months)	2 - 3 Years (Fiscal 2010 and 2011)	4 –5 Years (Fiscal 2012 and 2013)	More than 5 Years (Beyond Fiscal 2013)
	(In thousands)
Operating leases	$32,373		$6,834	$14,383	$6,006	$5,150
Flash Partners reimbursement for certain fixed costs including depreciation	1,243,310	(3)	332,301	693,469	182,158	35,382
Flash Alliance reimbursement for certain fixed costs including depreciation	1,318,617	(3)	300,205	623,051	353,958	41,403
Toshiba research and development	11,076	(3)	11,076	—	—	—
Capital equipment purchase commitments	12,122		11,914	208	—	—
Convertible notes principal and interest (1)	1,273,101		9,188	98,158	23,000	1,142,755
Operating expense commitments	68,352		56,340	8,939	3,073	—
Noncancelable production purchase commitments (2)	272,135	(3)	272,135	—	—	—
Total contractual cash obligations	$4,231,086		$999,993	$1,438,208	$568,195	$1,224,690

Off-Balance Sheet Arrangements.
As of March 29, 2009
(In thousands)
Guarantee of Flash Partners equipment leases (4)	$638,823
Guarantee of Flash Alliance equipment leases (4)	592,298

_________________
(1)
In May 2006, the Company issued and sold $1.15 billion in aggregate principal amount of 1% Notes due 2013.  The Company will pay cash interest at an annual rate of 1%, payable semi-annually on May 15 and November 15 of each year until calendar year 2013.  In November 2006, through its acquisition of msystems Ltd., (“msystems”), the Company assumed msystems’ $75 million in aggregate principal amount of 1% Notes due 2035.  The Company will pay cash interest at an annual rate of 1%, payable semi-annually on March 15 and September 15 of each year.  In addition, the expected maturity of the 1% Notes due 2035 has been adjusted to March 15, 2010 as holders have an option to put these notes on this date and, as a result, only interest payments through March 15, 2010 have been included as an obligation.

(2)	Includes Toshiba foundries, Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at March 29, 2009.

(4)	The Company’s guarantee obligation, net of cumulative lease payments, is 120.3 billion Japanese yen, or approximately $1.23 billion based upon the exchange rate at March 29, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company has excluded $157.3 million of unrecognized tax benefits from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at March 29, 2009.  The Company is unable to make reasonable reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2009 through fiscal year 2016.  Future minimum lease payments at March 29, 2009 are presented below (in thousands):

Fiscal Year
2009 (9 months)	$7,501
2010	8,760
2011	6,645
2012	4,982
2013	3,279
2014 and thereafter	5,150
36,317
Sublease income to be received in the future under noncancelable subleases	(3,944)
Net operating leases	$32,373

Rent expense for the three months ended March 29, 2009 and March 30, 2008 was $1.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

13.	Related Parties and Strategic Investments

Toshiba.  The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision, Flash Partners and Flash Alliance.  See also Note 12, “Commitments, Contingencies and Guarantees.”  The Company purchased NAND flash memory wafers from FlashVision, Flash Partners, Flash Alliance and Toshiba, made payments for shared research and development expenses and  made loans to Flash Partners and Flash Alliance totaling approximately $576.8 million and $460.4 million in the three months ended March 29, 2009 and March 30, 2008, respectively.  The Company received loan repayments from Flash Partners and Flash Alliance of $277.1 million in the three months ended March 29, 2009.  See Note 12, “Commitments, Contingencies and Guarantees – Flash Ventures,” for further discussion regarding Flash Ventures restructuring.

The purchases of NAND flash memory wafers are ultimately reflected as a component of the Company’s Cost of Product Revenues.  During the three months ended March 29, 2009 and March 30, 2008, the Company had sales to Toshiba of zero and $5.4 million, respectively.  At March 29, 2009 and December 28, 2008, the Company had accounts receivable balances from Toshiba of zero and $2.2 million, respectively.  At March 29, 2009 and December 28, 2008, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of $2.0 million and $4.0 million, respectively.

Flash Ventures with Toshiba.  The Company owns 49.9% of each of the flash ventures with Toshiba (FlashVision, Flash Partners and Flash Alliance) and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to Flash Partners and Flash Alliance master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 12, “Commitments, Contingencies and Guarantees.”  Flash Partners and Flash Alliance are variable interest entities as defined under FIN 46R; however, the Company is not the primary beneficiary of either Flash Partners or Flash Alliance because it absorbs less than a majority of the expected gains and losses of each entity.  At March 29, 2009 and December 28, 2008, the Company had accounts payable balances due to FlashVision, Flash Partners and Flash Alliance of $299.9 million and $370.4 million, respectively.  For activity related to the wind-down of FlashVision, see Note 12, “Commitments, Contingencies and Guarantees.”

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with the flash ventures with Toshiba are presented below (in millions):

	March 29, 2009	December 28, 2008
Notes Receivable	$1,076	$1,120
Equity Investments	392	482
Operating lease guarantees (1)	1,231	2,095
Maximum loss exposure	$2,699	$3,697

(1)	Based upon the exchange rate at each respective balance sheet date.

Tower Semiconductor.  As of December 28, 2008, Tower Semiconductor Ltd. (“Tower”), one of the Company’s suppliers of wafers for its controller components, ceased being a related party as the Company’s ownership was less than 10% of Tower’s outstanding shares.  The Company purchased controller wafers and related non-recurring engineering of approximately $12.2 million in the three months ended March 30, 2008.  The purchases of controller wafers are ultimately reflected as a component of the Company’s Cost of Product Revenues.  At December 28, 2008, the Company had a receivable from Tower of $0.4 million and an outstanding loan secured by equipment to Tower of $3.0 million.

Solid State Storage Solutions LLC.  During the second quarter of fiscal year 2007, the Company formed a venture with third parties that licenses intellectual property.  This venture qualifies as a variable interest entity under FIN 46R.  The Company is considered the primary beneficiary of this venture, and in accordance with FIN 46R, the Company consolidates this venture in its Condensed Consolidated Financial Statements.  The venture was financed with $10.2 million of initial aggregate capital contributions from the partners.  In July 2007, Solid State Storage Solutions LLC invested $10.0 million for the acquisition of intellectual property and related amortization for the three months ended March 29, 2009 and March 30, 2008 was $0.8 million.  The venture has an obligation of up to an additional $32.5 million related to the acquisition of intellectual property should the venture be profitable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

14.	Litigation

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

On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF.  The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed.  On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims.  At a case management conference conducted on June 29, 2007, the parties agreed that the remaining declaratory judgment claims would be dismissed pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below).  The parties also agreed that the ’338 patent and a second Company patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case.  ST filed an answer and counterclaims on September 6, 2007.  ST’s counterclaims included assertions of antitrust violations.  On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims, which the Court later converted into a motion for summary judgment.  On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines.  On October 17, 2008, the Court issued an order granting in part and denying in part the Company’s motion for summary judgment on ST’s antitrust counterclaims.  On April 16, 2009, the Court held a Case Management Conference at which it addressed SanDisk’s motion for leave to amend its complaint to assert two additional U.S. patents owned by the Company and ST’s motion to bifurcate the case for discovery and trial.  The Court has not yet issued a ruling on these motions.  The Court has not yet established new procedural deadlines in this matter.

On October 14, 2005, STMicroelectronics, Inc. (“STMicro”) filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”).  The case was subsequently transferred to Santa Clara County Superior Court, where it is assigned Case No. 1-07-CV-080123.  The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications naming Dr. Harari, a former WSI employee, as an inventor.  The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount.  On January 30, 2009, the Company and Dr. Harari filed a motion for summary judgment on the ground that STMicro’s claims are time-barred.  The Court denied this motion on April 20, 2009 on the ground there were triable issues of fact.  The trial has been set for September 8, 2009.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

On September 11, 2006, Mr. Rabbi, a shareholder of msystems Ltd. (“msystems”), a company subsequently acquired by the Company in or about November 2006, filed a derivative action in Israel and a motion to permit him to file the derivative action against msystems and four directors of msystems arguing that options were allegedly allocated to officers and employees of msystems in violation of applicable law.  Mr. Rabbi claimed that the aforementioned actions allegedly caused damage to msystems.  On January 25, 2007, SanDisk IL Ltd. (“SDIL”), successor in interest to msystems, filed a motion to dismiss the motion to seek leave to file the derivative action and the derivative action on the grounds, inter alia, that Mr. Rabbi ceased to be a shareholder of msystems after the merger between msystems and the Company.  On March 12, 2008, the court granted SDIL’s motion and dismissed the motion to seek leave to file the derivative action and consequently, the derivative action itself was dismissed.  On May 15, 2008, Mr. Rabbi filed an appeal with the Supreme Court of Israel. The parties submitted their written summations and the oral hearing in the Supreme Court is set for March 10, 2010.

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

On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division).  The suit, Case No. 2-07-CV-396, alleges infringement of Premier's U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount.  On December 10, 2007, an amended complaint was filed.  On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company.  On February 5, 2008, the Company, along with the other defendants in the action, filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office.  This motion was granted and on June 4, 2008, the action is currently stayed.  The U.S. Patent and Trademark Office has issued final office actions cancelling all claims of one of the patents in suit, and confirming certain claims of the other patent in suit.  On April 16, 2009, Premier requested that the Court lift the stay.  That request is pending.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co.; A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.(“Emprex”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corp. (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In the complaint, the Company asserts that respondents’ accused flash memory controllers, drives, memory cards, and media players infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company seeks an order excluding the accused products from entry into the United States as well as a permanent cease and desist order against the respondents.  Since filing its complaint, the Company has terminated the investigation as to the’808 patent, the ’893 patent, and the ’332 patent.  After filing its complaint, the Company reached settlement agreements with Add-On Computer Peripherals, EDGE, Infotech, Interactive, Kaser, PNY, TSR, Verbatim, Chipsbank, USBest and Welldone.  The investigation has been terminated as to these respondents in light of these settlement agreements.  Three of the remaining respondents – Buffalo, Corsair, and A-Data – were terminated from the investigation after entering consent orders.  The investigation has also been terminated as to Add-On Tech. Co., Behavior, Emprex, and Zotek after these respondents were found in default.  The investigation has also been terminated as to Acer, Payton, Silicon Motion Tech. Corp., and Silicon Motion, Int’l Inc.  The Company also terminated PQI from the investigation as to the ’011 patent.  On July 15, 2008, the ALJ issued a Markman ruling regarding the ’011 patent, the ’893 patent, the ’332 patent, and the ’424 patent. Beginning October 27, 2008, the ALJ held an evidentiary hearing.  On February 9, 2009, the ALJ extended the target date for conclusion of the investigation to August 10, 2009.  On  April 10, 2009, the ALJ issued an Initial Determination.  Among other findings, the ALJ found that the Respondents did not infringe either the ’424 patent or the ’011 patent.  The ALJ also found that claim 8 of the ’011 patent was obvious and, thus, invalid over the prior art.  The ALJ further found that the Company had a domestic industry in both the ’424 patent and the ’011 patent.  The ALJ also denied the Respondents’ patent misuse and patent exhaustion defenses.  On April 14, 2009, the ITC granted the Company’s request for an extension to file a petition for review.  The Company’s petition for review is now due on May 4, 2009 while its response to any petition filed by another party is due on May 18, 2009.

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

Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs allege the Company and a number of other manufacturers of flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws.  The lawsuits purport to be on behalf of purchasers of flash memory between January 1, 1999 through the present.  The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits.  On April 8, 2008, the Company, along with co-defendants, filed motions to dismiss the direct purchaser and indirect purchaser complaints.  Also on April 8, 2008, the Company, along with co-defendants, filed a motion for a protective order to stay discovery.  On April 22, 2008, direct and indirect purchaser plaintiffs filed oppositions to the motions to dismiss.  The Company’s, along with co-defendants’, reply to the oppositions was filed May 13, 2008.  On March 31, 2009, the Court denied the motions, except that it granted dismissal of some of the indirect purchasers’ various state law claims.  The Court allowed leave to amend with respect to some of the dismissed claims; the amended complaint was filed on May 1, 2009.

On November 6, 2007, Gil Mosek, a former employee of SanDisk IL Ltd. (“SDIL”), filed a lawsuit against SDIL, Dov Moran and Amir Ban in the Tel-Aviv District Court, claiming that he and Amir Ban, another former employee of SDIL, reached an agreement according to which a jointly-held company should have been established together with SDIL. According to Mr. Mosek, SDIL knew about the agreement, approved it and breached it, while deciding not to establish the jointly-held company.  On January 1, 2008, SDIL filed a statement of defense. Simultaneously, SDIL filed a request to dismiss the lawsuit, claiming that Mr. Mosek signed a waiver in favor of SDIL, according to which he has no claim against SDIL.  On February 12, 2008, Mr. Mosek filed a request to allow him to present certain documents, which contain confidential information of SDIL.  On February 26, 2008, SDIL opposed this request, claiming that SDIL’s documents are the sole property of SDIL and Mr. Mosek has no right to hold and to use them.  On March 6, 2008, the court decided that Mr. Mosek has to pay a fee according to the estimated amount of the claim.  On April 3, 2008, Mr. Mosek filed a request to amend the claim by setting the claim on an amount of NIS 3,000,000.  On April 9, 2008, SDIL filed its response to this request, according to which it has no objection to the amendment, subject to the issuance of an order for costs.  On April 10, 2008, the Court accepted Mr. Mosek’s request.  According to the settlement agreement, reached between the SDIL and Amir Ban in January 2008, Amir Ban shall indemnify and hold SDIL harmless with regard to the claim filed by Mosek, as described in this section above.  At a pre-trial hearing held on February 9, 2009, the Court indicated that Mr. Mosek should transfer his claim to the Tel-Aviv Labor Court due to the District Court’s lack of jurisdiction.  On April 16, 2009 the court ruled that the claim will be transferred to the Labor Court which will have to rule with respect to SDIL's motion for dismissal of the claim due to the release form which Mosek signed when he left the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

On October 1, 2008, NorthPeak Wireless LLC (“NorthPeak”) filed suit against the Company and 30 other named defendants including Dell, Inc., Fujitsu Computer Systems Corp., Gateway, Inc., Hewlett-Packard Company and Toshiba America, Inc., in the United States District Court for the Northern District of Alabama, Northeastern Division.  The suit, Case No. CV-08-J-1813, alleges infringement of U.S. Patents 4,977,577 and 5,978,058 by certain of the Company’s discontinued wireless electronic products.  On January 21, 2009, the Court granted a motion by the defendants to transfer the case to the United States District Court for the Northern District of California, where it is now Case No. 3:09-CV-01813.  An initial case management conference is scheduled for May 29, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

15.	Condensed Consolidating Financial Statements

As part of the acquisition of msystems Ltd. (hereinafter referred to as “SanDisk IL Ltd.,” “SDIL,” or “Other Guarantor Subsidiary”) in November 2006, the Company entered into a supplemental indenture whereby the Company became an additional obligor and guarantor of the assumed $75 million 1% Notes due 2035 issued by M-Systems Finance, Inc. (the “Subsidiary Issuer” or “mfinco”) and guaranteed by SDIL.  The Company’s (the “Parent Company”) guarantee is full and unconditional, and joint and several with SDIL.  Both SDIL and mfinco are wholly-owned subsidiaries of the Company.  The following Condensed Consolidating Financial Statements present separate information for mfinco as the subsidiary issuer, the Company and SDIL as guarantors and the Company’s other combined non-guarantor subsidiaries, and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company.

These Condensed Consolidating Financial Statements have been prepared using the equity method of accounting.  Earnings of subsidiaries are reflected in the Company’s investment in subsidiaries account.  The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Statements of Operations For the three months ended March 29, 2009
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$337,584	$—	$23,125	$1,022,559	$(723,797)	$659,471
Total cost of revenues	405,284	—	1,685	937,004	(683,363)	660,610
Gross profit (loss)	(67,700)	—	21,440	85,555	(40,434)	(1,139)
Total operating expenses	122,054	—	18,671	62,394	(38,923)	164,196
Operating income (loss)	(189,754)	—	2,769	23,161	(1,511)	(165,335)
Total other income (expense)	(6,771)	(1)	2,250	(13,155)	(1,016)	(18,693)
Income (loss) before provision for income taxes	(196,525)	(1)	5,019	10,006	(2,527)	(184,028)
Provision for income taxes	7,606	—	1,149	15,212	—	23,967
Equity in net income (loss) of consolidated subsidiaries	(307)	—	(94)	8,574	(8,173)	—
Net income (loss)	$(204,438)	$(1)	$3,776	$3,368	$(10,700)	$(207,995)

Condensed Consolidating Statements of Operations For the three months ended March 30, 2008
	Parent Company (1) (3)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$473,229	$—	$88,373	$1,097,814	$(809,449)	$849,967
Total cost of revenues	258,598	—	48,959	1,029,006	(745,377)	591,186
Gross profit	214,631	—	39,414	68,808	(64,072)	258,781
Total operating expenses	146,304	—	43,859	127,755	(64,049)	253,869
Operating income (loss)	68,327	—	(4,445)	(58,947)	(23)	4,912
Total other income	4,686	9	3,075	6,548	(433)	13,885
Income (loss) before provision for (benefit from) income taxes	73,013	9	(1,370)	(52,399)	(456)	18,797
Provision for (benefit from) income taxes	(972)	—	3,346	5,462	1	7,837
Equity in net income (loss) of consolidated subsidiaries	(72,850)	—	(1,404)	13,973	60,281	—
Net income (loss)	$1,135	$9	$(6,120)	$(43,888)	$59,824	$10,960
______________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.
(3)	As adjusted for the adoption of new accounting standards. See Note 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Balance Sheets As of March 29, 2009
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$659,706	$62	$19,106	$411,205	$—	$1,090,079
Short-term investments	379,127	—	15,961	—	—	395,088
Accounts receivable, net	21,463	—	1,168	86,464	—	109,095
Inventory	68,804	—	1,836	486,391	(4,861)	552,170
Other current assets	377,344	—	289,839	817,059	(1,243,048)	241,194
Total current assets	1,506,444	62	327,910	1,801,119	(1,247,909)	2,387,626
Property and equipment, net	192,241	—	32,467	148,439	—	373,147
Other non-current assets	2,679,838	73,526	24,437	1,507,082	(1,777,856)	2,507,027
Total assets	$4,378,523	$73,588	$384,814	$3,456,640	$(3,025,765)	$5,267,800

LIABILITIES
Current liabilities:
Accounts payable	$53,467	$—	$1,769	$373,079	$60	$428,375
Convertible short-term debt	—	75,000	—	—	—	75,000
Other current accrued liabilities	492,707	1,977	20,267	1,284,200	(1,313,613)	485,538
Total current liabilities	546,174	76,977	22,036	1,657,279	(1,313,553)	988,913
Convertible long-term debt	892,314	—	—	—	—	892,314
Non-current liabilities	155,840	—	10,417	52,311	(9,087)	209,481
Total liabilities	1,594,328	76,977	32,453	1,709,590	(1,322,640)	2,090,708

EQUITY
Stockholders’ equity	2,784,690	(3,389)	352,209	1,747,050	(1,703,125)	3,177,435
Non-controlling interests	(495)	—	152	—	—	(343)
Total equity	2,784,195	(3,389)	352,361	1,747,050	(1,703,125)	3,177,092
Total liabilities and equity	$4,378,523	$73,588	$384,814	$3,456,640	$(3,025,765)	$5,267,800
_________________

(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Balance Sheets As of December 28, 2008
	Parent Company (1) (3)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$376,052	$66	$51,806	$534,137	$—	$962,061
Short-term investments	443,632	—	33,664	—	—	477,296
Accounts receivable, net	76,733	—	1,862	43,497	—	122,092
Inventory	87,612	—	1,573	511,740	(2,674)	598,251
Other current assets	1,165,716	—	209,861	1,424,708	(2,246,301)	553,984
Total current assets	2,149,745	66	298,766	2,514,082	(2,248,975)	2,713,684
Property and equipment, net	205,022	—	33,478	158,487	—	396,987
Other non-current assets	2,778,895	73,710	69,797	1,564,731	(1,665,664)	2,821,469
Total assets	$5,133,662	$73,776	$402,041	$4,237,300	$(3,914,639)	$5,932,140

LIABILITIES
Current liabilities:
Accounts payable	$81,014	$—	$3,379	$526,809	$(211)	$610,991
Other current accrued liabilities	1,105,212	2,166	21,567	1,841,278	(2,318,205)	652,018
Total current liabilities	1,186,226	2,166	24,946	2,368,087	(2,318,416)	1,263,009
Convertible long-term debt	879,094	75,000	—	—	—	954,094
Non-current liabilities	188,825	—	17,963	75,964	(8,436)	274,316
Total liabilities	2,254,145	77,166	42,909	2,444,051	(2,326,852)	2,491,419

EQUITY
Stockholders’ equity	2,879,517	(3,390)	358,981	1,793,249	(1,587,787)	3,440,570
Non-controlling interests	—	—	151	—	—	151
Total equity	2,879,517	(3,390)	359,132	1,793,249	(1,587,787)	3,440,721
Total liabilities and equity	$5,133,662	$73,776	$402,041	$4,237,300	$(3,914,639)	$5,932,140

_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.
(3)	As adjusted for the adoption of new accounting standards. See Note 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Statements of Cash Flows For the three months ended March 29, 2009
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by (used in) operating activities	$44,570	$(4)	$(76,585)	$(82,242)	$—	$(114,261)
Net cash provided by (used in) investing activities	234,755	—	43,885	(40,690)	—	237,950
Net cash provided by financing activities	4,570	—	—	—	—	4,570
Effect of changes in foreign currency exchange rates on cash	(241)	—	—	—	—	(241)
Net increase (decrease) in cash and cash equivalents	283,654	(4)	(32,700)	(122,932)	—	128,018
Cash and cash equivalents at beginning of period	376,052	66	51,806	534,137	—	962,061
Cash and cash equivalents at end of period	$659,706	$62	$19,106	$411,205	$—	$1,090,079

Condensed Consolidating Statements of Cash Flows For the three months ended March 30, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by (used in) operating activities	$298,945	$(150)	$(1,587)	$(78,575)	$—	$218,633
Net cash provided by (used in) investing activities	226,094	—	(2,403)	(47,300)	—	176,391
Net cash provided by (used in) financing activities	7,231	—	—	(9,785)	—	(2,554)
Effect of changes in foreign currency exchange rates on cash	(399)	—	—	(535)	—	(934)
Net increase (decrease) in cash and cash equivalents	531,871	(150)	(3,990)	(136,195)	—	391,536
Cash and cash equivalents at beginning of period	389,337	215	90,639	353,558	—	833,749
Cash and cash equivalents at end of period	$921,208	$65	$86,649	$217,363	$—	$1,225,285
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations.  Forward-looking statements are subject to significant risks and uncertainties.  Our actual results may differ materially from the results discussed in these forward-looking statements.  Factors that could cause our actual results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part II, Item 1A of this report, and elsewhere in this report.  Our business, financial condition or results of operations could be materially adversely affected by any of these or other  factors.  We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report.  References in this report to “SanDisk®,” “we,” “our,” and “us” refer collectively to SanDisk Corporation, a Delaware corporation, and its subsidiaries.

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
Our revenues are driven by the sale of our products and the licensing of our intellectual property.  We believe the market for flash storage is price elastic, meaning that a decrease in the price per megabyte results in demand for higher capacity products and the emergence of new applications for flash storage.  We continuously reduce the cost of NAND flash memory, which we believe over time will enable new markets and expand existing markets and allow us to achieve higher overall revenue.  We seek to achieve these cost reductions through technology improvements, primarily by increasing the amount of memory stored in a given area of silicon.

On December 29, 2008, we adopted Financial Accounting Standards Board Staff Position, or FSP, APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  We have separately accounted for the liability and equity components of our 1% Senior Convertible Note due 2013 that may be settled in cash upon conversion (including partial cash settlement) in a manner that reflects our economic interest cost.  In addition, we bifurcated the debt into debt and equity components and will accrete the debt discount that will result in the “economic interest cost” being reflected in our Condensed Consolidated Statements of Operations.  We have retrospectively applied FSP APB 14-1 to all periods presented, from the issuance of the debt in May 2006, and have restated the Condensed Consolidated Financial Statements presented in this report.

Results of Operations.
	Three months ended
	March 29, 2009	% of Revenues	March 30, 2008	% of Revenues
	(In millions, except percentages)
Product revenues	$588.1	89.2%	$724.1	85.2%
License and royalty revenues	71.4	10.8%	125.9	14.8%
Total revenues	659.5	100.0%	850.0	100.0%
Cost of product revenues	657.5	99.7%	576.6	67.8%
Amortization of acquisition-related intangible assets	3.1	0.5%	14.6	1.7%
Total cost of product revenues	660.6	100.2%	591.2	69.5%
Gross profit (loss)	(1.1)	(0.2%)	258.8	30.5%
Operating expenses
Research and development	86.9	13.2%	111.4	13.1%
Sales and marketing	37.9	5.7%	80.2	9.5%
General and administrative	38.3	5.8%	57.8	6.8%
Amortization of acquisition-related intangible assets	0.3	0.1%	4.5	0.5%
Restructuring and other	0.8	0.1%	—	—
Total operating expenses	164.2	24.9%	253.9	29.9%
Operating income (loss)	(165.3)	(25.1%)	4.9	0.6%
Other income (expense)	(18.7)	(2.8%)	13.9	1.6%
Income (loss) before provision for taxes	(184.0)	(27.9%)	18.8	2.2%
Provision for income taxes	24.0	3.6%	7.8	0.9%
Net income (loss)	$(208.0)	(31.5%)	$11.0	1.3%

Product Revenues.
	Three months ended
	March 29, 2009	March 30, 2008	Percent Change
	(In millions, except percentages)
Retail	$346.6	$418.3	(17.1%)
OEM	241.5	305.8	(21.0%)
Product revenues	$588.1	$724.1	(18.8%)

The decrease in our product revenues for the three months ended March 29, 2009 as compared to the three months ended March 30, 2008 resulted from a 69% reduction in average selling price per gigabyte, partially offset by a 166% increase in the number of gigabytes sold.

The decline in both retail and OEM product revenues for the three months ended March 29, 2009 versus the comparable period in fiscal year 2008 was primarily due to price declines not fully offset by higher unit sales.  While units sold and average capacity per unit have increased from the prior year in both retail and OEM, significant price declines due to supply exceeding demand negatively impacted the first quarter of fiscal year 2009 revenues.  We currently expect that our average selling price per gigabyte will be approximately stable or slightly higher in the second quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2009.

Our ten largest customers represented approximately 44% of our total revenues in the three months ended March 29, 2009 compared to 50% in the three months ended March 30, 2008.  No customer exceeded 10% of our total revenues in the three months ended March 29, 2009.  In the three months ended March 30, 2008, revenue from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 13% of our total revenues.

Geographical Product Revenues.
	Three months ended
	March 29, 2009	% of Product Revenues	March 30, 2008	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$214.0	36.4%	$253.1	35.0%	(15.5%)
Japan	22.7	3.9%	49.5	6.8%	(54.2%)
Europe and Middle East	151.0	25.6%	176.3	24.4%	(14.4%)
Asia-Pacific	188.2	32.0%	229.2	31.7%	(17.9%)
Other foreign countries	12.2	2.1%	16.0	2.1%	(22.9%)
Product revenues	$588.1	100.0%	$724.1	100.0%	(18.8%)

Product revenues declined in all regions for the three months ended March 29, 2009 versus the comparable period in fiscal year 2008 due to aggressive industry price declines.  Unit sales increased in all regions except in Japan where we had a decline in both OEM gaming and retail unit sales.

License and Royalty Revenues.
	Three months ended
	March 29, 2009	March 30, 2008	Percent Change
	(In millions, except percentages)
License and royalty revenues	$71.4	$125.9	(43.3%)

More than half of the decrease in our license and royalty revenues for the three months ended March 29, 2009 over the comparable period of fiscal year 2008 was due to lower flash memory revenue reported by our licensees.  In addition, our first quarter of fiscal 2009 royalty revenues were reduced by a prior period adjustment identified by a licensee, which we are currently reviewing.  The licensee believes they incorrectly computed certain royalties for periods prior to 2008, and this amount was offset against current payments.

Gross Profit (Loss) and Margin.
	Three months ended
	March 29, 2009	March 30, 2008	Percent Change
	(In millions, except percentages)
Product gross profit (loss)	$(72.5)	$132.9	(154.6%)
Product gross margin (as a percent of product revenues)	(12.3%)	18.4%
Total gross margin (as a percent of total revenues)	(0.2%)	30.5%

Product gross margin for the three months ended March 29, 2009 was negative and lower than the comparable period of fiscal year 2008 due primarily to aggressive industry price declines exceeding cost declines, adverse effects of the fluctuation of the Japanese yen to the U.S. dollar and charges of $62.8 million for adverse purchase commitments associated with under-utilization of Flash Ventures capacity for the 90-day period in which we have non-cancelable orders.  The first quarter of fiscal year 2009 product gross margin was favorably impacted by the release of inventory related reserves of $33.8 million for product sold during the period and adjustments to prior period Flash Ventures adverse purchase commitments.

Research and Development.
	Three months ended
	March 29, 2009	March 30, 2008	Percent Change
	(In millions, except percentages)
Research and development	$86.9	$111.4	(22.0%)
Percent of revenue	13.2%	13.1%

Our research and development expense reduction for the three months ended March 29, 2009 versus the comparable period in fiscal year 2008 was due primarily to lower employee-related expenses of $8.1 million due to decreased headcount. In addition, we had a reduction of $12.9 million in other expenses primarily due to lower usage of third-party engineering services and engineering materials.

Sales and Marketing.
	Three months ended
	March 29, 2009	March 30, 2008	Percent Change
	(In millions, except percentages)
Sales and marketing	$37.9	$80.2	(52.7%)
Percent of revenue	5.7%	9.5%

Our sales and marketing expense reduction for the three months ended March 29, 2009 versus the comparable period in fiscal year 2008 was primarily due to decreased branding and merchandising costs of $35.6 million and lower employee-related expenses of $5.2 million due to decreased headcount.

General and Administrative.
	Three months ended
	March 29, 2009	March 30, 2008	Percent Change
	(In millions, except percentages)
General and administrative	$38.3	$57.8	(33.7%)
Percent of revenue	5.8%	6.8%

Our general and administrative expense reduction for the three months ended March 29, 2009 versus the comparable period in fiscal year 2008 was primarily related to lower legal and outside advisors costs of $11.4 million, lower bad debt expense of $3.6 million and lower employee-related costs of $3.5 million due to decreased headcount.

Amortization of Acquisition-Related Intangible Assets.
	Three months ended
	March 29, 2009	March 30, 2008	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$0.3	$4.5	(93.3%)
Percent of revenue	0.1%	0.5%

Amortization of acquisition-related intangible assets was lower in the three months ended March 29, 2009 compared to the three months ended March 30, 2008, due to the impairment of certain Matrix Semiconductor, Inc. and msystems Ltd acquisition-related intangible assets in the fourth quarter of fiscal year 2008.

Restructuring and Other.
	Three months ended
	March 29, 2009	March 30, 2008		Percent Change
	(In millions, except percentages)
Restructuring and other	$0.8	$	n/a	—
Percent of revenue	0.1%		n/a

In the first quarter of fiscal year 2009, we recorded $0.8 million, related to employee severance costs under our restructuring plans.  See Note 9, “Restructuring Plans,” of the Notes to Condensed Consolidated Financial Statements.

Other Income (Expense).
	Three months ended
	March 29, 2009	March 30, 2008	Percent Change
	(In millions, except percentages)
Interest income	$19.4	$25.8	(24.8%)
Interest expense	(17.0)	(16.2)	5.1%
Income (loss) in equity investments	(0.8)	0.7	(225.9%)
Other income (expense) net	(20.2)	3.6	(653.3%)
Total other income (expense), net	$(18.6)	$13.9	(234.6%)

The decrease in total Other Income (Expense) for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 was primarily due to bank charges and fees of ($10.9) million related to the restructuring of the Flash Ventures master equipment leases, impairment of our equity investment in FlashVision Ltd. of ($7.9) million, and lower interest income due to reduced interest rates and lower cash and investment balances.

Provision for Income Taxes.
	Three months ended
	March 29, 2009	March 30, 2008	Percent Change
	(In millions, except percentages)
Provision for income taxes	$24.0	$7.8	205.8%
Effective tax rate	(13.0%)	41.7%

The provision for income taxes for the three months ended March 29, 2009 primarily consisted of taxes for our income generating foreign jurisdictions.  The change in our effective tax rate for the three months ended March 29, 2009 compared to the three months ended March 30, 2008 was primarily due to U.S. losses and credits for which no tax benefit has been provided due to our valuation allowance recorded in the fourth quarter of fiscal year 2008 on certain deferred tax assets.

Unrecognized tax benefits increased $4.4 million during the three months ended March 29, 2009.  Unrecognized tax benefits of $128.8 million at March 29, 2009 include approximately $106.2 million that would impact the effective tax rate in the future.  In the first quarter of fiscal year 2009, we recognized interest and penalties of $1.4 million and $3.1 million, respectively, in income tax expense.  We are currently under audit by various tax authorities but do not expect that the outcome of these examinations will have a material effect on our financial position, results of operations or liquidity.

Liquidity and Capital Resources.

Our cash flows were as follows:
	Three months ended
	March 29, 2009	March 30, 2008	Percent Change
	(In millions, except percentages)
Net cash provided by (used in) operating activities	$(114.3)	$218.6	(152.3%)
Net cash provided by investing activities	238.0	176.4	34.9%
Net cash provided by (used in) financing activities	4.6	(2.6)	(278.9%)
Effect of changes in foreign currency exchange rates on cash	(0.3)	(0.9)	(74.2%)
Net increase in cash and cash equivalents	$128.0	$391.5	(67.3%)

Operating Activities.  Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.  Cash used in operations was ($114.3) million for the first three months of fiscal year 2009 as compared to cash provided by operations of $218.6 million for the first three months of fiscal year 2008.  The decline in cash provided by operations in the first three months of fiscal year 2009 compared to the first three months of fiscal year 2008 resulted primarily from a net loss of $208.0 million compared with net income of $11.0 million in the comparable prior year period, offset by non-cash charges.  Cash provided from accounts receivable in the first quarter of fiscal year 2009 was impacted by the lower product revenue levels as compared with the prior year period.  The decrease in inventory is related to planned reduced production and overall reduced capacity at Flash Partners and Flash Alliance and decreased other inventory purchases.  Other assets benefited from a tax refund received in the first quarter of fiscal year 2009 related to carryback claims from the fiscal year 2008 net loss.  The decrease in accounts payable trade and accounts payable from related parties is related to the overall reduction in inventory and lower operating expenses than in prior years.  The decrease in other liabilities is a result of settlements in hedge contracts and the reduction in liabilities for Flash Ventures adverse purchase commitments for under utilized capacity.

Investing Activities.  Cash provided by investing activities for the first three months of fiscal year 2009 was $238.0 million as compared to $176.4 million in the first three months of fiscal year 2008.  In the first quarter of fiscal year 2009, we loaned $326.3 million to the Flash Ventures for equipment purchases and received $277.1 million on the collection of outstanding notes receivable from the Flash Ventures for the restructuring of a portion of our production capacity.  In the first quarter of fiscal year 2008, we loaned $37 million to Flash Ventures for equipment purchases.  In the first quarter of fiscal year 2009, our capital expenditures decreased from the first quarter of fiscal year 2008 primarily due to less expansion of manufacturing capacity.

Financing Activities.  Net cash provided by financing activities for the first three months of fiscal year 2009 was $4.6 million as compared to cash used in financing activities of ($2.6) million in the first three months of fiscal year 2008 primarily due to the repayment of a $9.8 million outstanding line of credit in fiscal year 2008.

Liquid Assets.  At March 29, 2009, we had cash, cash equivalents and short-term investments of $1.49 billion.  We have $897.4 million of long-term investments which we believe are also liquid assets, but are classified as long-term investments due to the remaining maturity of the investment being greater than one year.

Short-Term Liquidity.  As of March 29, 2009, our working capital balance was $1.40 billion.  We expect our loans to and investments in Flash Ventures as well as our investments in property and equipment to be approximately $0.5 billion in fiscal year 2009.  In addition, our 1% Convertible Notes due 2035 of $75.0 million may be redeemed in whole or in part by the holders thereof at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest on March 15, 2010.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements.  The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of March 29, 2009, Flash Ventures was in compliance with all of its master lease covenants.  While our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, our R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.

On February 4, 2009, R&I confirmed our credit rating at BBB- with a change in outlook from stable to negative.  If R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution was unsuccessful, we could be required to pay a portion or the entire outstanding lease obligations covered by our guarantee under such Flash Ventures master lease agreements of up to $1.23 billion, based upon the exchange rate at March 29, 2009, which could negatively impact our short-term liquidity.

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

Financing Arrangements.  At March 29, 2009, we had $1.23 billion of aggregate principal amount in convertible notes outstanding, consisting of $1.15 billion in aggregate principal amount of our 1% Senior Convertible Notes due 2013 or 1% Notes due 2013, and $75.0 million in aggregate principal amount of our 1% Convertible Notes due 2035.  Our 1% Convertible Notes due 2035 may be redeemed in whole or in part by the holders thereof at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest on March 15, 2010 and various dates thereafter.

Concurrent with the issuance of the 1% Senior Convertible Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of March 29, 2009, the warrants had an expected life of approximately 4.4 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of March 29, 2009, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Senior Convertible Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Senior Convertible Notes due 2013 or the first day that none of the 1% Senior Convertible Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Senior Convertible Notes due 2013.  As of March 29, 2009, we had not purchased any shares under this convertible bond hedge agreement.

Flash Partners and Flash Alliance Ventures with Toshiba.  We are a 49.9% owner in both Flash Partners and Flash Alliance, hereinafter referred to as Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures.  This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba.  Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup.  We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures.  We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers.  See Note 13, “Related Parties and Strategic Investments,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The cost of the wafers we purchase from Flash Ventures is recorded in inventory and ultimately cost of product revenues.  Flash Ventures are variable interest entities; however, we are not the primary beneficiary of these ventures because we are entitled to less than a majority of the expected gains and losses with respect to each venture.  Accordingly, we account for our investments under the equity method and do not consolidate.

Under Flash Ventures’ agreements, we agreed to share in Toshiba’s costs associated with NAND product development and our common semiconductor research and development activities.  As of March 29, 2009, we had accrued liabilities related to those common research and development expenses of $2.0 million.  Our common research and development obligation related to Flash Ventures is variable based on an annual forecasted joint research and development costs as mutually agreed upon by us and Toshiba.  In addition to general NAND product development and common semiconductor research performed by Toshiba, both parties perform direct research and development activities specific to Flash Ventures, and our contribution is based on a variable computation.  We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.

For semiconductor fixed assets that are leased by Flash Ventures, we and/or Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into from December 2004 through March 2009.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee, net of lease payments, as of March 29, 2009, was 120.3 billion Japanese yen, or approximately $1.23 billion based upon the exchange rate at March 29, 2009.

We and Toshiba have restructured the Flash Ventures by selling more than 20% of the Flash Ventures’ capacity to Toshiba.  The restructuring resulted in us receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277.1 million, was received in cash, reducing outstanding notes receivable from Flash Ventures and 53.2 billion Japanese yen reflected the transfer of off-balance sheet equipment lease guarantee obligations from us to Toshiba.  The restructuring was completed in a series of closings through March 31, 2009.  We received the cash and transferred 51.8 billion Japanese yen of off-balance sheet equipment lease guarantee obligations in the first quarter of fiscal year 2009, and the remainder of the lease guarantee obligations were transferred on March 31, 2009.  In the first quarter of fiscal year 2009,  transaction costs of $10.9 million related to the sale and transfer of equipment and lease obligations were expensed.

From time-to-time, we and Toshiba mutually approve the purchase of equipment in the Flash Ventures for conversion to new process technologies or the addition of wafer capacity.  Flash Partners has previously reached full wafer capacity.  Flash Alliance’s production output ramped in 2008 to more than 50% of its estimated full wafer capacity.  There is currently no wafer expansion underway in Flash Alliance, and any future expansion of wafer capacity within Flash Alliance will be mutually agreed upon by both parties.  During fiscal year 2009, we expect to invest approximately $425 million in Flash Ventures primarily for new process technologies,which we expect will be funded through loans to Flash Ventures and working capital contributions from Flash Ventures.  We loaned $326 million to Flash Alliance in the first quarter of fiscal year 2009 as part of this investment plan.

FlashVision Venture with Toshiba.  In the second quarter of fiscal year 2008, we and Toshiba determined that production of NAND flash memory products utilizing 200-millimeter wafers was no longer cost effective relative to market prices for NAND flash memory and decided to wind-down the FlashVision Ltd., or FlashVision, venture.  In the first quarter of fiscal year 2009, we received distributions of $12.7 million, released $34.0 million of cumulative translation adjustments recorded in accumulated OCI and impaired the remaining $7.9 million relating to our investment in FlashVision.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at March 29, 2009, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 12, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.  Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers.  In addition, we also have significant costs denominated in the Chinese renminbi, or RMB, and the Israeli new shekel, or ILS.  We do not enter into derivatives for speculative or trading purposes.  We use foreign currency forward contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar.  We use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers.  Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized.  See Note 4, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

For a discussion of foreign operating risks and foreign currency risks, see Part II, Item 1A, “Risk Factors.”

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

There were no significant changes to our critical accounting policies during the fiscal quarter ended March 29, 2009.  For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued the following three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 107-1 and APB 28-1.  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for our interim period ending on June 28, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect our Condensed Consolidated Financial Statements.

FSP FAS 115-2 and FAS 124-2.  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for our interim period ending on June 28, 2009.  We are currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on our Condensed Consolidated Financial Statements.

FSP FAS 157-4.  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for our interim period ending on June 28, 2009.  We are currently evaluating the effect that the provisions of FSP FAS 157-4 may have on our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  As of March 29, 2009, a hypothetical 50 basis point increase in interest rates would result in an approximate $8 million decline (less than 0.52%) in the fair value of our available-for-sale debt securities.

Foreign Currency Risk.  The majority of our revenues are transacted in the U.S. dollar, with some revenues transacted in the European euro, the British pound, and the Japanese yen.  Our flash memory costs, which represent the largest portion of our cost of revenues, are denominated in the Japanese yen.  We also have some cost of revenues denominated in Chinese renminbi.  The majority of our operating expenses are denominated in the U.S. dollar, however, we have expenses denominated in the Israeli new shekel and numerous other currencies.  On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure being our notes receivable from Flash Ventures, which are denominated in Japanese yen.

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

We use foreign currency forward contracts and option contracts to partially hedge our future Japanese yen flash memory costs.  These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated Other Comprehensive Income and subsequently recognized in cost of product revenues in the same period the hedged cost of product revenues is recognized.

At March 29, 2009, we had foreign currency forward exchange contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $1.3 billion in foreign currencies to hedge our foreign currency denominated monetary net asset position.  The maturities of these contracts were 12 months or less.

At March 29, 2009, we had foreign currency forward exchange contracts and option contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $169 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 12 months or less.

The notional amount and unrealized gain of our outstanding foreign currency forward contracts that are designated as balance sheet hedges as of March 29, 2009 is shown in the table below (in thousands).  This table also shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.  These changes in fair values would be largely offset in Other Income (Expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain as of March 29, 2009	Change in Fair Value Due to 10% Adverse Rate Movement
Balance sheet hedge forward contracts sold	$(1,547,976)	$26,351	$(161,102)
Balance sheet hedge forward contracts purchased	261,986	(266)	23,320
Total net forward contracts sold	$(1,285,990)	$26,085	$(137,782)

The notional amount and unrealized gain of our outstanding forward and option contracts that are designated as cash flow hedges as of March 29, 2009 is shown in the table below (in thousands).  This table also shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Unrealized Gain as of March 29, 2009	Change in Fair Value Due to 10% Adverse Rate Movement
Cash flow hedge forward contracts purchased	$117,864	$9,632	$(10,498)
Cash flow hedge option contracts purchased	51,172	2,533	(5,621)
Total cash flow hedge contracts purchased	$169,036	$12,165	$(16,119)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk.  We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies.  As of March 29, 2009, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $0.4 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at March 29, 2009.  Actual results may differ materially.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 14, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2008.

Our operating results may fluctuate significantly, which may adversely affect our financial condition and our stock price.  Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future.  Our results of operations are subject to fluctuations and other risks, including, among others:
  competitive pricing pressures, and industry or our excess supply, resulting in lower average selling prices and lower or negative product gross margins;
  significant reduction in demand due to a prolonged and severe global economic downturn, or other conditions;
  our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations, which may also lead to increased litigation costs;
  inability to match our captive memory output to overall market demand for our products, which could result in write-downs for excess inventory, lower of cost or market reserves, fixed costs associated with our investments, or other actions;
  increased memory component and other costs as a result of currency exchange rate fluctuations to the U.S. dollar, particularly with respect to the Japanese yen;
  inability to adequately invest in future technologies and products while controlling operating expenses to reflect the current environment;
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
  disruption in the manufacturing operations of suppliers, including suppliers of sole-sourced components;
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

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margin which may continue and, if we do not experience adequate price elasticity, our revenues may continue to decline.  For over a year, the NAND flash memory industry has been characterized by supply exceeding demand, which has led to significant declines in average selling prices.  Price declines have exceeded our cost declines in each of the last three fiscal years, resulting in negative product gross margin in fiscal year 2008 and the first quarter of fiscal year 2009.  Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND and new technologies or other strategic actions taken by us or our competitors to gain market share.  If our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions continue to fail to keep pace with the rate of price declines, our product gross margin and operating results will continue to be negatively impacted, leading to quarterly or annual net losses.

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

We have incurred negative product gross margins and net losses, which may continue to reduce our cash flows and harm our financial condition.  We have had negative product gross margins since the third quarter of fiscal year 2008 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs.  Our ability to return to positive product gross margin and profitability on a quarterly or annual basis in the future depends in part on industry and our supply/demand balance, our ability to stabilize our average selling price per gigabyte for several consecutive quarters, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  If we fail to return to profitability, continued operating losses will reduce our cash flows and cash resources, and negatively harm our business and financial condition.  If we are unable to generate sufficient cash, we may have to reduce, curtail or terminate certain business activities.

We may be unable to renew existing licenses, which could reduce our license and royalty revenues.  If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed.  Our current license agreement with Samsung expires in August 2009. To the extent that we are unable to renew this agreement under similar terms or at all, our financial results would be adversely impacted by the reduced license and royalty revenue and the significant patent litigation costs to enforce our patents against and renew our license agreement with Samsung.  In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties from Samsung as the current agreement nears expiration.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  Our ten largest customers represented approximately 44% of our total revenues in the three months ended March 29, 2009 compared to 50% in the three months ended March 30, 2008.  No customer exceeded 10% of our total revenues in the three months ended March 29, 2009.  In the three months ended March 30, 2008, Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 13% of our total revenues.  The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve.  Sales to our customers are generally made pursuant to purchase orders rather than long-term contracts.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.  In addition, the composition of our major customer base changes from year-to-year as we enter new markets, making our revenues from these major customers less predictable from year-to-year.

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

Our financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which has recently deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future.  Demand for our products is adversely affected by negative macroeconomic factors affecting consumer spending.  The severe tightening of consumer credit, low level of consumer liquidity, and extreme volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending.  These and other economic factors have reduced demand growth for our products and harmed our business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to our business, financial condition and results of operations.

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

Our business and the markets we address are subject to significant fluctuations in supply and demand and our commitments to Flash Ventures may result in periods of significant excess inventory.  The start of production by Flash Alliance at the end of fiscal year 2007 and the ramp of production in fiscal year 2008 increased our captive supply and resulted in excess inventory.  While we restructured and reduced our total capacity at Flash Ventures in the first quarter of fiscal year 2009, our obligation to purchase 50% of the supply from Flash Ventures could continue to harm our business and results of operations if our committed supply exceeds demand for our products.  The adverse effects could include, among other things, significant decreases in our product prices, and significant excess, obsolete or lower of cost or market inventory write-downs, such as those we experienced in fiscal year 2008, which would harm our gross margins and could result in the impairment of our investments in Flash Ventures.

We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues.  New applications, such as the adoption of flash-based SSDs that are designed to replace hard disk drives in devices such as computers and servers, can take several years to develop.  We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate.  For the solid-state drive market to become sizeable, the cost of flash memory must decline significantly so that the cost to consumers is competitive with the cost of hard disk drives.  We believe this will require us to implement multi-level cell, or MLC, technology into our SSDs, which will require us to develop new controllers.  There can be no assurance that our MLC-based SSDs will be able to meet the specifications required to gain customer qualification and acceptance or will be delivered to the market on a timely basis as compared with our competitors.  Other new products, such as slotMusic™ and slotRadio™, our pre-loaded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  For example, our Sansa®Connect™ product, a Wi-Fi® enabled MP3 player, did not achieve market acceptance or our expected sales volume.

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

Our X4 technology, a new generation of MLC technology, is expected to contribute to planned future memory cost reductions.  The performance, reliability, yields, cost and time-to-market of X4 technology is uncertain, and there can be no assurance of the commercial success of this technology.

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

We face competition from numerous manufacturers and marketers of products using flash memory, as well as from manufacturers of new and alternative technologies, and if we cannot compete effectively, our results of operations and financial condition will suffer.  Our competitors include many large companies that may have greater advanced wafer manufacturing capacity and substantially greater financial, technical, marketing and other resources than we do, which allows them to produce flash memory chips in high volumes at low costs and to sell these flash memory chips themselves or to our flash card competitors at a low cost.  Some of our competitors may sell their flash memory chips at or below their true manufacturing costs to gain market share and to cover their fixed costs.  Such practices occurred in the DRAM industry during periods of excess supply and resulted in substantial losses in the DRAM industry.  Our primary semiconductor competitors include Hynix Semiconductor, Inc., or Hynix, IM Flash Technologies LLC (a company formed by Micron and Intel), Micron, Samsung and Toshiba.  These current and future competitors produce or could produce alternative flash or other memory technologies that compete against our NAND-based flash memory technology or our alternative technologies, which may reduce demand or accelerate price declines for NAND.  Furthermore, the future rate of scaling of the NAND-based flash technology design that we employ may slow down significantly, which would slow down cost reductions that are fundamental to the adoption of flash memory technology in new applications.  If the scaling of NAND-based flash technology slows down or alternative technologies prove to be more economical, our business would be harmed, and our investments in captive fabrication facilities could be impaired.

We also compete with flash memory card manufacturers and resellers.  These companies purchase or have a captive supply of flash memory components and assemble memory cards.  Our primary competitors currently include, among others, A-DATA Technology Co., Ltd., Buffalo, Inc., Chips and More GmbH, Dane-Elec Memory, Eastman Kodak Company, Elecom Co., Ltd., FUJIFILM Corporation, Gemalto N.V., Hagiwara Sys-Com Co., Ltd.,  Hama GmbH & Co. KG, Imation Corporation, or Imation, and its division Memorex Products, Inc., or Memorex, I-O Data Device, Inc., Kingmax Digital, Inc., Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, a subsidiary of Micron, Micron, Netac Technology Co., Ltd., Panasonic Corporation, PNY Technologies, Inc., or PNY, RITEK Corporation, Samsung, Sony Corporation, or Sony, STMicroelectronics N.V., Toshiba, Tradebrands International, Transcend Information, Inc., or Transcend, and Verbatim Americas LLC, or Verbatim.

Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do.  The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers.  For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD™ card, which have been a significant driver of our growth.  In the digital audio market, we face competition from well established companies such as Apple Inc., or Apple, ARCHOS Technology, or ARCHOS, Coby Electronics Corporation, or Coby, Creative Technology Ltd., or Creative, Koninklijke Philips Electronics N.V., or Royal Philips Electronics, Microsoft Corporation, or Microsoft, Samsung and Sony.  In the USB flash drive market, we face competition from a large number of competitors, including Hynix, Imation, Kingston, Lexar, Memorex, PNY, Sony and Verbatim.  In the market for SSDs, we face competition from large NAND flash producers such as Intel, Samsung and Toshiba, as well as from hard drive manufacturers, such as Seagate Technology LLC, Samsung, Western Digital Corporation and others, who have established relationships with computer manufacturers.  We also face competition from third-party solid-state drive solutions providers such as Kingston, STEC Inc., and Transcend.

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

We believe that our ability to compete successfully depends on a number of factors, including:
  price, quality and on-time delivery to our customers;
  product performance, availability and differentiation;
  success in developing new applications and new market segments;
  sufficient availability of supply, the absence of which could lead to loss of market share;
  efficiency of production;
  timing of new product announcements or introductions by us, our customers and our competitors;
  the ability of our competitors to incorporate standards or develop formats which we do not offer;
  the number and nature of our competitors in a given market;
  successful protection of intellectual property rights; and
  general market and economic conditions.
There can be no assurance that we will be able to compete successfully in the future.

Under certain conditions, a portion or the entire outstanding lease obligations related to Flash Ventures’ master equipment lease agreements could be accelerated, which would harm our business, results of operations, cash flows, and liquidity.  Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of March 29, 2009, Flash Ventures was in compliance with all of its master lease covenants.  While our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, our R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.

On February 4, 2009, R&I confirmed our credit rating at BBB- with a change in outlook from stable to negative.  If R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if we failed to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $1.23 billion, based upon the exchange rate at March 29, 2009, covered by our guarantee under such Flash Ventures master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future.  The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers’ products and declines in general economic conditions.  The flash memory industry has recently experienced significant excess supply, reduced demand, high inventory levels, and accelerated declines in selling prices.  If the oversupply of NAND-based flash products continues, we may be forced to hold excessive inventory, sell our inventory below cost, and record inventory write-downs, all of which would place additional pressure on our results of operation and our cash position.  We are currently experiencing these conditions in our business and may experience such downturns in the future.

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

Currently, our controller wafers are manufactured by Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Company, Ltd., Tower Semiconductor Ltd., and United Microelectronics Corporation.  Any disruption in the manufacturing operations of our controller wafer vendors would result in delivery delays, adversely affect our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take several quarters to complete.  In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources.  If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and our business, financial condition and operating results may suffer.  Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages.  The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design technology and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human errors.  Yield problems may not be identified or improved until an actual product is made and can be tested.  As a result, yield problems may not be identified until the wafers are well into the production process.  We have from time-to-time experienced yields that have adversely affected our business and results of operations.  We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations.  For example, if the production ramp and/or yield of 43-nanometer X3 technology wafers, or 43-nanometer or 32-nanometer X2 technology wafers do not increase as expected in the remainder of fiscal year 2009, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and results of operations will be harmed.

We depend on our captive assembly and test manufacturing facility in China and our business could be harmed if this facility does not perform as planned.  Our reliance on our captive assembly and test manufacturing facility near Shanghai, China has increased significantly and we now utilize this factory to satisfy a majority of our assembly and test requirements, and also to produce products with leading-edge technologies such as multi-stack die packages.  Any delays or interruptions in the production ramp or targeted yields or any quality issues at our captive facility could harm our results of operations and financial condition.

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

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business.  Successive generations of our products have incorporated semiconductors with greater memory capacity per chip.  The transition to new generations of products, such as products containing 32-nanometer X2 and X3 technologies or 43-nanometer X3 and X4 technologies, is highly complex and requires new controllers, new test procedures and modifications of numerous aspects of manufacturing, as well as extensive qualification of the new products by both us and our OEM customers.  There can be no assurance that these transitions or other future technology transitions will occur on schedule or at the yields or costs that we anticipate.  If Flash Ventures encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results.  Any material delay in a development or qualification schedule could delay deliveries and adversely impact our operating results.  We periodically have experienced significant delays in the development and volume production ramp-up of our products.  Similar delays could occur in the future and could harm our business, financial condition and results of operations.

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

From time-to-time, we overestimate our requirements and build excess inventory, or underestimate our requirements and have a shortage of supply, either of which harm our financial results.  The majority of our products are sold into consumer markets, which are difficult to accurately forecast.  Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter.  Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products.  We have in the past significantly over-forecasted or under-forecasted actual demand for our products.  The failure to accurately forecast demand for our products will result in lost sales or excess inventory, both of which will have an adverse effect on our business, financial condition and results of operations.  In addition, at times inventory may increase in anticipation of increased demand or as captive wafer capacity ramps.  If demand does not materialize, we may be forced to write-down excess inventory or write-down inventory to the lower of cost or market, as was the case in fiscal year 2008 and the first quarter of fiscal year 2009, which may harm our financial condition and results of operations.

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

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our business, results of operations and financial condition.  A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates.  These exposures may change over time as our business and business practices evolve, and they could have a material adverse impact on our financial results and cash flows.  Our most significant exposure is related to our purchases of NAND-based flash memory from Flash Ventures, which is denominated in Japanese yen.  For example, in fiscal year 2008 the Japanese yen significantly appreciated relative to the U.S. dollar and this increased our costs of NAND flash wafers, negatively impacting our gross margins and results of operations.  In addition, our investments in Flash Ventures are denominated in Japanese yen and adverse changes in the exchange rate could increase the cost to us of future funding or increase our exposure to asset impairments.  We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia.  Additionally, we have exposures to emerging market currencies, which can be extremely volatile.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies.  We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding Flash Ventures, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.  We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in Flash Ventures for at least the next twelve months; however, we may decide to raise additional funds to maintain the strength of our balance sheet, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.  The current worldwide financing environment is extremely challenging, which could make it more difficult for us to raise funds on reasonable terms, or at all.  From time-to-time, we may decide to raise additional funds through equity, public or private debt, or lease financings.  If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.  If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business.  If we cannot raise funds on acceptable terms, if and when needed, our credit rating may be downgraded, and we may not be able to develop or enhance our technology or products, fulfill our obligations to Flash Ventures, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

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

We cannot assure you that:
  any of our existing patents will continue to be held valid, if challenged;
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

There are both flash memory producers and flash memory card manufacturers who we believe may require a license from us.  Enforcement of our rights often requires litigation.  If we bring a patent infringement action and are not successful, our competitors would be able to use similar technology to compete with us.  Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable.  If we do not prevail in the defense of patent infringement claims, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of specific processes, or obtain licenses to the technology infringed.

For example, on October 24, 2007, we initiated two patent infringement actions in the United States District Court for the Western District of Wisconsin and one action in the United States International Trade Commission, or ITC, against certain companies that manufacture, sell and import USB flash drives, CompactFlash cards, multimedia cards, MP3/media players and/or other removable flash storage products.  In a decision in April 2009, the ITC issued an Initial Determination which found that certain accused flash memory products did not infringe on the remaining two SanDisk United States patents.  There can be no assurance that we will be successful in future patent infringement actions or that the validity of the asserted patents will be preserved or that we will not face counterclaims of the nature described above.

We and certain of our officers are currently and may in the future be involved in litigation, including litigation regarding our intellectual property rights or those of third parties, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, which could materially harm our business.  We are involved in a number of lawsuits, including among others, several cases involving our patents and the patents of third parties.  We are the plaintiff in some of these actions and the defendant in other of these actions.  Some of the actions seek injunctions against the sale of our products and/or substantial monetary damages, which if granted or awarded, could have a material adverse effect on our business, financial condition and results of operations.

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

We have been, and expect to continue to be, subject to claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property or related rights of third parties.  For example, in 2005, STMicroelectronics, Inc., or STMicro, filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in which STMicro alleges that it has an ownership interest in certain Company patents.  In January 2009, the Company and Dr. Harari filed a motion for summary judgment and the Court denied this motion.  A trial has been set for later this year.

From time-to-time we have sued, and may in the future sue, third parties in order to protect our intellectual property rights.  Parties that we have sued and that we may sue for patent infringement may countersue us for infringing their patents.  If we are held to infringe the intellectual property or related rights of others in the STMicro matter or in any other litigation, we may need to spend significant resources to develop non-infringing technology or obtain licenses from third parties, but we may not be able to develop such technology or acquire such licenses on terms acceptable to us, or at all.  We may also be required to pay significant damages and/or discontinue the use of certain manufacturing or design processes.  In addition, we or our suppliers could be enjoined from selling some or all of our respective products in one or more geographic locations.  If we or our suppliers are enjoined from selling any of our respective products, or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business would be harmed.

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

For additional information concerning legal proceedings, including the examples set forth above, see Part II, Item 1, “Legal Proceedings.”

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
  changes in diplomatic and trade relationships;
  reduced sales to our customers or interruption to our manufacturing processes in the Pacific Rim that may arise from regional issues in Asia;
  imposition of regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;
  changes in, or the particular application of, government regulations;
  duties and/or fees related to customs entries for our products, which are all manufactured offshore;
  longer payment cycles and greater difficulty in accounts receivable collection;
  adverse tax rules and regulations;
  weak protection of our intellectual property rights;
  delays in product shipments due to local customs restrictions; and
  delays in research and development that may arise from political unrest at our development centers in Israel.
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

Our success depends on our key personnel, including our executive officers, the loss of whom could disrupt our business.  Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, chairman and chief executive officer.  We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time.  Our success will also depend on our ability to recruit additional highly skilled personnel.  Historically, a significant portion of our employee compensation has been dependent on equity compensation, which is directly tied to our stock price.  Currently, the equity incentives for virtually all of our employees are underwater, and as a result, our equity compensation has little or no retention value.  In addition, we are not paying annual cash performance bonuses in fiscal year 2009 and may not pay cash bonuses in fiscal year 2010.  Furthermore, we canceled our annual merit salary increases, instituted forced shutdown days, and reduced certain employee benefits to reduce costs.  These actions or any further reduction in compensation elements may make it more difficult for us to hire or retain key personnel.

We may incur additional restructuring charges or not realize the expected benefits of new initiatives to reduce costs across our operations.  In fiscal year 2008, we pursued a number of initiatives to reduce costs across our operations.  These initiatives included workforce reductions in certain areas as we realigned our business.  In fiscal year 2008 and the first quarter of fiscal 2009, we recorded charges of $35.5 million and $0.8 million, respectively, for employee severance and benefits for employee reductions worldwide, marketing contract termination costs, technology license impairments, fixed asset impairments, and other charges.  We may record additional employee severance and related costs for terminated employees in the remainder of fiscal year 2009.  We may not realize the expected benefits of these initiatives.  In addition, we continue to focus on reducing our costs.  As a result of these initiatives, we expect to incur restructuring or other charges and we may experience disruptions in our operations and loss of key personnel.

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

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our operations.  Our operations, including those of our suppliers and subcontractors, are concentrated in Milpitas, California; Raleigh, North Carolina; Brno, Czech Republic; Astugi and Yokkaichi, Japan; Hsinchu and Taichung, Taiwan; and Dongguan, Futian, Shanghai and Shenzen, China.  In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics, such as avian flu or swine flu.  If a natural disaster or epidemic were to occur in one or more of these areas, our operations could be significantly impaired and our business may be harmed.  This is magnified by the fact that we do not have insurance for most natural disasters, including earthquakes.  This could harm our business and results of operations.

To manage our business complexity, we may need to improve our systems, controls, processes and procedures.  We have experienced and may again experience rapid growth or changes in business requirements, which could place a significant strain on our managerial, financial and operations resources and personnel.  We must continually enhance our operational, accounting and financial systems to accommodate the growth, changing practices, and increasing complexity of our business.  For example, we are planning to replace our enterprise resource planning, or ERP, system in fiscal year 2009.  This project requires significant investment, the re-engineering of many processes used to run our business, and the attention of many employees and managers who would otherwise be focused on other aspects of our business.  The design and implementation of the new ERP system could also take longer than anticipated and put further strain on our ability to run our business on the older, existing ERP system.  For example, our current system integrator has experienced financial difficulty that resulted in some project delays.  If the system integrator were to lose key personnel or otherwise be unable to perform at the level we expect, we would have to engage a new integrator, which would likely result in significant delays in our implementation and additional cost.  Any design flaws or delays in the new ERP system or any distraction of our workforce from competing business requirements could harm our business or results of operations.  We must also continue to enhance our controls and procedures and workforce training.  If we do not manage or adapt our systems, processes and procedures to our changing or growing business and organization, our business and results of operations could be harmed.

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

For example, it could:
  increase our vulnerability to general adverse economic and industry conditions;
  limit our ability to obtain additional financing;
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

We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013 and our 1% Convertible Notes due 2035.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  In addition, we may enter into future agreements to increase manufacturing capacity, including the expansion of Fab 4.  As of March 29, 2009, we had guarantee obligations for Flash Venture master lease agreements of approximately $1.23 billion.  In addition, we have significant commitments for the future fixed costs of Flash Ventures.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

The settlement of the 1% Senior Convertible Notes due 2013 or the 1% Convertible Notes due 2035 that may be put to us by the holders in March 2010, may have adverse consequences. The 1% Senior Convertible Notes due 2013 are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount or the conversion value of the 1% Senior Convertible Notes due 2013 and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the daily conversion values.  The holders of the 1% Convertible Notes due 2035 have a put option in March 2010 and various dates thereafter under which they can demand cash repayment of the principal amount of $75 million.

Our failure to convert the 1% Senior Convertible Notes due 2013 into cash or a combination of cash and common stock upon exercise of a holder’s conversion right in accordance with the provisions of the indenture would constitute a default under the indenture.  Similarly, our failure to settle the 1% Convertible Notes due 2035 if we were forced to repurchase the Notes in March 2010 or on the various dates thereafter would constitute a default under the indenture.  We may not have the financial resources or be able to arrange for financing to pay such principal amount in connection with the surrender of the 1% Senior Convertible Notes due 2013 or the 1% Convertible Notes due 2035.  While we currently only have debt related to the 1% Senior Convertible Notes due 2013 and the 1% Convertible Notes due 2035 and we do not have other agreements that would restrict our ability to pay the principal amount of any convertible notes in cash, we may enter into such an agreement in the future, which may limit or prohibit our ability to make any such payment.  In addition, a default under the indenture could lead to a default under existing and future agreements governing our indebtedness.  If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and amounts owing in respect of the conversion, maturity, or put of any convertible notes.

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

SANDISK CORPORATION
(Registrant)

Dated: May 7, 2009	By: /s/ Judy Bruner
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
10.1
Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited. (*)(+)

10.2
Equipment Purchase Agreement, dated as of January 29, 2009, by and among the Registrant, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited, and Flash Alliance Limited.(*)(+)

12.1	Computation of Ratio of Earnings to Fixed Charges.(*)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)
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