Form 10-Q
period 2009-06-28
SANDISK CORP
filed 2009-08-06
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Number of shares outstanding of the issuer’s common stock $0.001 par value, as of June 28, 2009: 227,058,773.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2009	December 28, 2008
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$884,527	$962,061
Short-term investments	477,622	477,296
Accounts receivable from product revenues, net	150,830	122,092
Inventory	527,071	598,251
Deferred taxes	55,529	84,023
Other current assets	197,559	469,961
Total current assets	2,293,138	2,713,684
Long-term investments	975,864	1,097,302
Property and equipment, net	350,812	396,987
Notes receivable and investments in the flash ventures with Toshiba	1,511,745	1,602,291
Deferred taxes	14,640	15,188
Intangible assets, net	61,472	63,182
Other non-current assets	38,311	43,506
Total assets	$5,245,982	$5,932,140

LIABILITIES
Current liabilities
Accounts payable trade	$116,298	$240,985
Accounts payable to related parties	246,743	370,006
Convertible short-term debt	75,000	—
Other current accrued liabilities	204,148	502,443
Deferred income on shipments to distributors and retailers and deferred revenue	172,987	149,575
Total current liabilities	815,176	1,263,009
Convertible long-term debt	905,766	954,094
Non-current liabilities	259,588	274,316
Total liabilities	1,980,530	2,491,419

Commitments and contingencies (see Note 12)

EQUITY
Stockholders’ equity
Preferred stock	—	—
Common stock	227	226
Capital in excess of par value	4,198,447	4,154,166
Accumulated deficit	(1,058,287)	(902,799)
Accumulated other comprehensive income	125,924	188,977
Total stockholders’ equity	3,266,311	3,440,570
Non-controlling interests	(859)	151
Total equity	3,265,452	3,440,721
Total liabilities and equity	$5,245,982	$5,932,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008*	June 28, 2009	June 29, 2008*
	(In thousands, except per share amounts)
Revenues
Product	$610,432	$687,508	$1,198,531	$1,411,559
License and royalty	120,141	128,503	191,513	254,419
Total revenues	730,573	816,011	1,390,044	1,665,978

Cost of product revenues	478,444	650,558	1,135,922	1,227,162
Amortization of acquisition-related intangible assets	3,132	14,582	6,264	29,164
Total cost of product revenues	481,576	665,140	1,142,186	1,256,326
Gross profit	248,997	150,871	247,858	409,652
Operating expenses
Research and development	91,219	112,143	178,155	223,577
Sales and marketing	50,409	77,638	88,287	157,794
General and administrative	38,636	53,684	76,961	111,488
Amortization of acquisition-related intangible assets	291	4,553	583	9,028
Restructuring and other	−	4,085	765	4,085
Total operating expenses	180,555	252,103	344,751	505,972
Operating income (loss)	68,442	(101,232)	(96,893)	(96,320)
Interest income	14,080	23,282	33,448	49,038
Interest (expense) and other income (expense), net	(9,364)	(14,959)	(47,425)	(26,830)
Total other income (expense)	4,716	8,323	(13,977)	22,208
Income (loss) before income taxes	73,158	(92,909)	(110,870)	(74,112)
Provision for (benefit from) income taxes	20,651	(19,155)	44,618	(11,318)
Net income (loss)	$52,507	$(73,754)	$(155,488)	$(62,794)

Net income (loss) per share:
Basic	$0.23	$(0.33)	$(0.69)	$(0.28)
Diluted	$0.23	$(0.33)	$(0.69)	$(0.28)
Shares used in computing net income (loss) per share:
Basic	226,976	224,888	226,753	224,703
Diluted	231,066	224,888	226,753	224,703
_________________
*	As adjusted for the adoption of new accounting standards. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Non-Controlling Interests	Total Equity
	(In thousands)
Balance at December 28, 2008	226,128	$226	$4,154,166	$(902,799)	$188,977	$3,440,570	$151	$3,440,721
Net loss	—	—	—	(155,488)	—	(155,488)	(1,010)	(156,498)
Unrealized income on available-for-sale investments	—	—	—	—	14,712	14,712	—	14,712
Foreign currency translation	—	—	—	—	(28,937)	(28,937)	—	(28,937)
Unrealized loss on hedging activities	—	—	—	—	(48,828)	(48,828)	—	(48,828)
Comprehensive loss						(218,541)	(1,010)	(219,551)
Issuance of shares pursuant to equity plans	314	—	1,859	—	—	1,859	—	1,859
Issuance of stock pursuant to employee stock purchase plan	455	1	4,416	—	—	4,417	—	4,417
Issuance of restricted stock	162	—	—	—	—	—	—	—
Share-based compensation expense	—	—	38,006	—	—	38,006	—	38,006
Balance at June 28, 2009	227,059	$227	$4,198,447	$(1,058,287)	$125,924	$3,266,311	$(859)	$3,265,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 28, 2009	June 29, 2008*
	(In thousands)
Cash flows from operating activities:
Net loss	$(155,488)	$(62,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred and other taxes	2,303	(13,631)
Depreciation	76,652	86,875
Amortization	37,110	67,714
Provision for doubtful accounts	(779)	6,951
Share-based compensation expense	38,684	48,334
Excess tax benefit from share-based compensation	−	(1,677)
Impairment, restructuring and other charges	7,133	4,483
Other non-cash charges	(967)	7,284
Changes in operating assets and liabilities:
Accounts receivable from product revenues	(27,960)	252,002
Inventory	61,548	(240,359)
Other assets	270,808	(49,575)
Accounts payable trade	(124,686)	(47,889)
Accounts payable to related parties	(123,263)	(26,255)
Other liabilities	(199,643)	(145,476)
Total adjustments	16,940	(51,219)
Net cash used in operating activities	(138,548)	(114,013)

Cash flows from investing activities:
Purchases of short and long-term investments	(536,109)	(892,220)
Proceeds from sales of short and long-term investments	575,767	728,896
Proceeds from maturities of short and long-term investments	87,640	352,563
Acquisition of property and equipment	(32,667)	(106,912)
Investment in Flash Alliance Ltd.	−	(96,705)
Distribution from FlashVision Ltd.	12,713	28,987
Notes receivable issuance, Flash Partners Ltd. and Flash Alliance Ltd.	(377,923)	(37,418)
Notes receivable proceeds, Flash Partners Ltd. and Flash Alliance Ltd.	330,149	−
Acquisition of MusicGremlin, Inc.	−	(4,528)
Purchased technology and other assets	(6,290)	(1,875)
Net cash provided by (used in) investing activities	53,280	(29,212)

Cash flows from financing activities:
Repayment of debt financing	−	(9,785)
Proceeds from employee stock programs	6,275	9,350
Excess tax benefit from share-based compensation	−	1,677
Net cash provided by financing activities	6,275	1,242

Effect of changes in foreign currency exchange rates on cash	1,459	(2,188)
Net decrease in cash and cash equivalents	(77,534)	(144,171)
Cash and cash equivalents at beginning of the period	962,061	833,749
Cash and cash equivalents at end of the period	$884,527	$689,578
_________________
* As adjusted for the adoption of new accounting standards. See Note 1.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of June 28, 2009, the Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2009 and June 29, 2008, the Condensed Consolidated Statement of Equity for the six months ended June 28, 2009, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2009 and June 29, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K/A filed on February 26, 2009 and Form 8-K filed on June 3, 2009.  Certain prior period amounts have been reclassified to conform to the current period presentation including certain cash flow line items within individual categories.  The results of operations for the three and six months ended June 28, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30, respectively.  The second quarter of fiscal years 2009 and 2008 ended on June 28, 2009 and June 29, 2008, respectively.  Fiscal year 2009 consists of 53 weeks and ends on January 3, 2010, and fiscal year 2008 consisted of 52 weeks and ended on December 28, 2008.

Basis of Presentation.  The Company has evaluated, recorded and disclosed material subsequent events in the Notes to Condensed Consolidated Financial Statements, if any, that has occurred up to the date of the filing of this interim report on Form 10-Q.  For accounting and disclosure purposes, an exchange rate of 95.18 was used to convert Japanese yen to U.S. dollar as of June 28, 2009.

Effective December 29, 2008, the Company adopted the following pronouncements which require retrospective adoption to previously disclosed consolidated financial statements.  As such, certain prior period amounts have been reclassified in the unaudited Condensed Consolidated Financial Statements to conform to the current period presentation.

SFAS 160.  The Company adopted Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  Minority interest has been reclassified as non-controlling interests for all periods presented as a result of the adoption of SFAS 160, and is a component of equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Equity.  SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.  The recognition of non-controlling interests as a result of the adoption of SFAS 160 in the statement of operations for the three and six months ended June 28, 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

As a result of the adoption of FSP APB 14-1, the Company has separately accounted for the liability and equity components of its 1% Notes due 2013.  The Company calculated the value of the conversion component of the debt and recorded this value as a component of equity and a corresponding debt discount.  The debt discount, which is a reduction to the carrying value of the debt, will be amortized as additional non-cash interest expense over the term of the original note.  The retrospective application of this pronouncement affects fiscal years 2006 through 2013.  Income taxes have been recorded on the foregoing adjustments to the extent tax benefits were available.  See Note 2, “Financing Arrangements.”

The following table reflects the results of the adoption of FSP APB 14-1 in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 29, 2008 (in thousands, except for per share amounts):

	Three months ended		Six months ended
	As Reported	As Adjusted	As Reported	As Adjusted
Interest (expense) and other income (expense), net	$(2,740)	$(14,959)	$(2,614)	$(26,830)
Provision for (benefit from) income taxes	(12,813)	(19,155)	101	(11,318)
Net loss	(67,877)	(73,754)	(49,997)	(62,794)
Net loss per share:
Basic	$(0.30)	$(0.33)	$(0.22)	$(0.28)
Diluted	$(0.30)	$(0.33)	$(0.22)	$(0.28)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Recent Accounting Pronouncements

SFAS 167.  In June 2009, FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), Amendments to FASB Interpretation No. 46(R).  SFAS 167 amends FASB Interpretation No. 46(R) (“FIN 46(R)”), to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity has the power to direct matters that most significantly impacts the VIE, and the obligation to absorb losses or the right to receive benefits of the VIE that could be potentially significant to the VIE.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary interest beneficiary of a VIE and not only when specific events have occurred.  SFAS 167 is effective for the Company’s reporting period that begins on January 4, 2010, and for interim periods within the first annual reporting period.  Management is currently evaluating the effect that the provisions of SFAS 167 may have on the Company’s Condensed Consolidated Financial Statements.

SFAS 168.  In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.  The FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB as well as rules and interpretative releases of the SEC to be applied by non-governmental entities.  SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which arranges various sources of GAAP in a hierarchy for users to apply accordingly.  SFAS 168 is effective for the Company’s interim reporting period ending September 27, 2009, and for interim and annual reporting periods thereafter.  The adoption of SFAS 168 is not expected to affect the Company’s Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

2.	Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt as of June 28, 2009 and December 28, 2008 (in millions):

	June 28, 2009	December 28, 2008
1% Notes due 2013	$1,150.0	$1,150.0
Less: Unamortized interest discount	(244.2)	(270.9)
Net carrying amount of 1% Notes due 2013	905.8	879.1
1% Notes due 2035	75.0	75.0
Total convertible debt	980.8	954.1
Less: convertible short-term debt	(75.0)	—
Convertible long-term debt	$905.8	$954.1

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

As discussed in Note 1, “Basis of Presentation — FSP APB 14-1,” the Company separately accounts for the liability and equity components of the 1% Notes due 2013.  The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $241.9 million as of June 28, 2009 and December 28, 2008.

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component (in millions):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Contractual interest coupon	$2.9	$2.9	$5.8	$5.8
Amortization of interest discount	13.5	12.5	26.7	24.8
Total interest cost recognized	$16.4	$15.4	$32.5	$30.6

The remaining unamortized interest discount of $244.2 million as of June 28, 2009 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 3.9 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share.  As of June 28, 2009, the warrants had an expected life of approximately 4.1 years and expire in August 2013.  At expiration, the Company may, at its option, elect to settle the warrants on a net share basis.  As of June 28, 2009, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013.  As of June 28, 2009, the Company had not purchased any shares under this convertible bond hedge agreement.

1% Convertible Notes Due 2035.  In November 2006, as a result of its acquisition of msystems Ltd. (“msystems”), the Company assumed the aggregate principal amount of $75.0 million 1% Convertible Notes due March 2035 (the “1% Notes due 2035”) issued in the name of M-Systems Finance Inc.  The Company is obligated to pay interest on the 1% Notes due 2035 semi-annually on March 15 and September 15, which commenced on March 15, 2007.

Holders of the notes have the right to require the Company to purchase all or a portion of their notes on March 15, 2010, March 15, 2015, March 15, 2020, March 15, 2025 and March 15, 2030.  The purchase price payable will be equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to but excluding the purchase date.  Due to the short-term nature of the conversion rights, the Company has reclassified the entire value of the 1% Notes due 2035 to Convertible Short-term Debt in the Condensed Consolidated Balance Sheet as of June 28, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

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

The Company’s financial assets are measured at fair value on a recurring basis.  Instruments that are classified within Level 1 of the fair value hierarchy generally include most money market securities, U.S. agency securities and equity investments.  Instruments that are classified within Level 2 of the fair value hierarchy generally include U.S. agency securities, asset-backed securities, commercial paper, U.S. corporate notes and bonds, and municipal obligations.

Financial assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of June 28, 2009 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$1,744,829	$392,756	$1,352,073	$—
Equity securities	53,157	53,157	—	—
Derivative assets	22,967	—	22,967	—
Other	1,657	—	1,657	—
Total financial assets	$1,822,610	$445,913	$1,376,697	$—

Derivative liabilities	$10,300	$—	$10,300	$—
Total financial liabilities	$10,300	$—	$10,300	$—

Financial assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of December 28, 2008 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$1,822,466	$317,081	$1,505,385	$—
Equity investments	37,227	37,227	—	—
Derivative assets	105,133	—	105,133	—
Other	2,889	—	2,889	—
Total financial assets	$1,967,715	$354,308	$1,613,407	$—

Derivative liabilities	$153,523	$—	$153,523	$—
Total financial liabilities	$153,523	$—	$153,523	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of June 28, 2009, were presented on the Company’s Condensed Consolidated Balance Sheet as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$362,807	$362,807	$—	$—
Short-term investments	477,622	35,024	442,598	—
Long-term investments	975,864	48,082	927,782	—
Other current assets and other non-current assets	6,317	—	6,317	—
Total assets	$1,822,610	$445,913	$1,376,697	$—

Other current accrued liabilities	$3,510	$—	$3,510	$—
Non-current liabilities	6,790	—	6,790	—
Total liabilities	$10,300	$—	$10,300	$—

(1) Cash equivalents exclude cash of $521.7 million included in Cash and Cash Equivalents of the Condensed Consolidated Balance Sheet as of June 28, 2009.

As of June 28, 2009, the Company did not elect the fair value option under Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Establishing the Fair Value Option for Financial Assets and Liabilities, for any financial assets and liabilities that were not required to be measured at fair value.

Available-for-Sale Investments.  Available-for-sale investments as of June 28, 2009 and December 28, 2008 were as follows (in thousands):

	June 28, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Fixed income securities:
U.S. Treasury and government agency securities	$69,580	$252	$—	$69,832
Corporate notes and bonds	87,274	857	(81)	88,050
Asset-backed securities	14,340	9	(9)	14,340
Municipal notes and bonds	1,189,984	21,177	(262)	1,210,899
	1,361,178	22,295	(352)	1,383,121
Equity investments	70,226	3,013	(20,082)	53,157
Total available-for-sale investments	$1,431,404	$25,308	$(20,434)	$1,436,278

	December 28, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Fixed income securities:
U.S. Treasury and government agency securities	$40,110	$476	$—	$40,586
Corporate notes and bonds	56,916	267	(360)	56,823
Asset-backed securities	—	—	—	—
Municipal notes and bonds	1,387,592	21,714	(1,330)	1,407,976
	1,484,618	22,457	(1,690)	1,505,385
Equity investments	70,226	—	(32,999)	37,227
Total available-for-sale investments	$1,554,844	$22,457	$(34,689)	$1,542,612

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Securities that have been in an unrealized loss position, the fair value and gross unrealized losses on the available-for-sale investments aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of June 28, 2009, are summarized in the following table (in thousands).  Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Market Value	Gross Unrealized Loss	Market Value	Gross Unrealized Loss
U.S. Treasury and government agency securities	$1,099	$—	$—	$—
Corporate notes and bonds	22,725	(81)	—	—
Asset-backed securities	3,651	(9)	—	—
Municipal notes and bonds	126,031	(262)	—	—
Equity investments	—	—	48,082	(20,082)
Total	$153,506	$(352)	$48,082	$(20,082)

The gross unrealized loss related to publicly traded equity investments were due to changes in market prices.  The Company has cash flow hedges designated to substantially mitigate risk from these equity investments as of June 28, 2009, as discussed in Note 4, “Derivatives and Hedging Activities.”  The gross unrealized loss related to U.S. agency securities, asset-backed securities, U.S. corporate and municipal notes and bonds were primarily due to changes in interest rates.  Gross unrealized loss on all available-for-sale fixed income securities at June 28, 2009 are considered temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.  For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is more likely than not the Company will be required to sell the investments before the recovery of its amortized cost.

Gross realized gain on sales of available-for-sale securities for the three and six months ended June 28, 2009 and June 29, 2008 totaled $1.4 million, $7.2 million, $1.5 million and $2.1 million, respectively.  Gross realized loss on sales of available-for-sale securities for the three and six months ended June 28, 2009 and June 29, 2008 was zero, ($0.6) million, zero, and ($0.2) million, respectively.

Fixed income securities by contractual maturity as of June 28, 2009 are shown below (in thousands).  Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Cost	Estimated Fair Value
Due in one year or less	$469,013	$473,647
Due after one year through five years	892,165	909,474
Total	$1,361,178	$1,383,121

For certain of the Company’s financial instruments, including accounts receivable, short-term investments and accounts payable, the carrying amounts approximate fair market value due to their short maturities.  For those financial instruments where the carrying amounts differ from fair market value, the following table represents the related costs and the estimated fair values, which are based on quoted market prices (in millions).

	As of June 28, 2009		As of December 28, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
1% Notes due 2013	$906	$745	$879	$477
1% Notes due 2035	75	72	75	64

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

4.	Derivatives and Hedging Activities

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

The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value and provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  Changes in fair value (i.e., gains or losses) of the derivatives are recorded as Cost of Product Revenues or Other Income (Expense), or as accumulated Other Comprehensive Income (“OCI”).  The Company does not offset or net the fair value amounts of derivative instruments and separately discloses the fair value amounts of the derivative instruments as either assets or liabilities.

Cash Flow Hedges.  The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into Cost of Product Revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into Other Income (Expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income or expense immediately, and was a net loss of $0.1 million and $1.1 million for the three and six months ended June 28, 2009, respectively.  As of June 28, 2009, the Company had forward contracts and options in place that hedged future purchases of approximately 12.6 billion Japanese yen, or approximately $132 million based upon the exchange rate as of June 28, 2009, and the net unrealized gain on the effective portion of these cash flow hedges was $4.5 million.  The forward and option contracts cover future Japanese yen purchases expected to occur over the next twelve months.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into Other Income (Expense) in the same period that the equity securities are sold.  The securities had a fair value of $48.1 million and $35.2 million as of June 28, 2009 and December 28, 2008, respectively.  The cash flow hedge designated to mitigate equity risk of these securities had a fair value of $18.3 million and $32.0 million as of June 28, 2009 and December 28, 2008, respectively.

Other Derivatives.  Other derivatives not designated as hedging instruments consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts were marked-to-market at June 28, 2009 with realized and unrealized gains and losses included in Other Income (Expense).  As of June 28, 2009, the Company had foreign currency forward contracts hedging exposures in European euros, Israeli new shekels, Japanese yen and Taiwanese dollars.  Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalent of approximately $264.6 million and ($228.5) million in foreign currencies, respectively, based upon the exchange rates at June 28, 2009.

For the three and six months ended June 28, 2009 and June 29, 2008, non-designated foreign currency forward contracts resulted in a gain (loss) of ($6.2) million, $95.0 million, $42.6 million and ($22.5) million, respectively, including forward-point income.  For the three and six months ended June 28, 2009 and June 29, 2008, the revaluation of the foreign currency exposures hedged by these forward contracts resulted in a gain (loss) of $9.9 million, ($90.3) million, ($40.6) million and $36.7 million, respectively.  All of the above noted gains and losses are included in Interest (Expense) and Other Income (Expense), net, in the Company’s Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

The Company has entered into currency swap transactions with one counterparty to exchange Japanese yen for U.S. dollars for a combined notional amount of $453.4 million which require the Company to maintain a minimum liquidity of $1.5 billion prior to June 30, 2010 and $1.0 billion after June 30, 2010.  Liquidity is defined as the sum of the Company’s cash and cash equivalents, and short and long-term investments.  The Company has also entered into foreign exchange forward contracts with another counterparty which require the Company to maintain collateral equal to the difference between the net mark-to-market loss, if any, of the outstanding foreign exchange forward contracts and the lesser of $25.0 million or 2% of the Company’s cash and marketable securities.  The Company is in compliance with both covenants for the fiscal quarter ended June 28, 2009.  Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts were as follows (in thousands):

	Derivative assets reported in				Derivative liabilities reported in
	Other Current Assets		Long-term Investments		Other Current Accrued Liabilities		Non-current Liabilities
	June 28, 2009	December 28, 2008	June 28, 2009	December 28, 2008	June 28, 2009	December 28, 2008	June 28, 2009	December 28, 2008
Designated Cash Flow Hedges:
Foreign exchange contracts	$4,522	$51,576	$—	$—	$—	$—	$—	$—
Equity market risk contract	—	—	18,307	31,987	—	—	—	—
	4,522	51,576	18,307	31,987	—	—	—	—
Foreign exchange contracts not designated	138	21,570	—	—	3,510	153,523	6,790	—
Total derivatives	$4,660	$73,146	$18,307	$31,987	$3,510	$153,523	$6,790	$—

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges.  The effective portion of designated cash flow derivative contracts on the results of operations were as follows (in thousands):

	Three months ended				Six months ended
	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI to the Statement of Operations		Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI to the Statement of Operations
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Foreign exchange contracts	$3,056	$(19,508)	$19,957	$—	$(11,581)	$(19,508)	$23,568	$—
Equity market risk contract	(3,853)	19	—	—	(13,679)	(1,617)	—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Foreign exchange contracts designated as cash flow hedges relate primarily to wafer purchases and the associated gains and losses are expected to be recorded in Cost of Product Revenues when reclassified out of accumulated OCI.  Gains and losses from the equity market risk contract are expected to be recorded in Other Income (Expense) when reclassified out of accumulated OCI.  The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months and realize the accumulated OCI balance related to the equity market risk contract in fiscal year 2011.

The ineffective portion and amount excluded from effectiveness testing on designated cash flow derivative contracts under SFAS 133 on the Company’s results of operations recognized in Other Income (Expense) were as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Designated Cash Flow Hedges:
Foreign exchange contracts	$(118)	$—	$(1,115)	$—
Equity market risk contract	—	—	—	—

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations.  The effect of non-designated derivative contracts on the Company’s results of operations recognized in Other Income (Expense) was as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Gain (loss) on foreign exchange contracts	$(6,162)	$42,571	$94,964	$(22,515)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

5.	Balance Sheet Information

Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	June 28, 2009	December 28, 2008
Trade accounts receivable	$378,293	$584,262
Allowance for doubtful accounts	(12,832)	(13,881)
Price protection, promotions and other activities	(214,631)	(448,289)
Total accounts receivable from product revenues, net	$150,830	$122,092

Inventory.  Inventories, net of reserves, were as follows (in thousands):

	June 28, 2009	December 28, 2008
Raw material	$183,995	$309,436
Work-in-process	100,347	90,544
Finished goods	242,729	198,271
Total inventory	$527,071	$598,251

Other Current Assets.  Other current assets were as follows (in thousands):

	June 28, 2009	December 28, 2008
Royalty and other receivables	$76,405	$81,451
Prepaid expenses	19,906	20,321
Prepaid income taxes and tax-related receivables	96,328	294,906
Other current assets	4,920	73,283
Total other current assets	$197,559	$469,961

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) were as follows (in thousands):

	June 28, 2009	December 28, 2008
Notes receivable, Flash Partners Ltd.	$599,391	$843,380
Notes receivable, Flash Alliance Ltd.	505,358	276,518
Investment in FlashVision Ltd.	—	63,965
Investment in Flash Partners Ltd.	195,487	202,530
Investment in Flash Alliance Ltd.	211,509	215,898
Total notes receivable and investments in the flash ventures with Toshiba	$1,511,745	$1,602,291

In the first quarter of fiscal year 2009, the Company completed the wind-down of FlashVision Ltd. (“FlashVision”) and received cash distributions of $12.7 million, released $43.3 million of cumulative translation adjustments recorded in accumulated OCI and recorded an impairment charge of $7.9 million in Other Income (Expense) related to FlashVision.

See Note 12, “Commitments, Contingencies and Guarantees – FlashVision, Flash Partners and Flash Alliance,” regarding equity method investments in the three months ended June 28, 2009 and Note 13, “Related Parties,” for the Company’s maximum loss exposure related to these variable interest entities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Other Current Accrued Liabilities.  Other current accrued liabilities were as follows (in thousands):

	June 28, 2009	December 28, 2008
Accrued payroll and related expenses	$70,307	$54,516
Accrued restructuring and other	15,342	22,545
Research and development liability, related party	—	4,000
Foreign currency forward contract payables	3,510	153,523
Flash Ventures adverse purchase commitments for under-utilized capacity	—	121,486
Other accrued liabilities	114,989	146,373
Total other current accrued liabilities	$204,148	$502,443

Non-current liabilities.  Non-current liabilities were as follows (in thousands):

	June 28, 2009	December 28, 2008
Deferred tax liability	$52,991	$87,688
Income taxes payable	162,440	145,432
Accrued restructuring	10,103	11,070
Other non-current liabilities	34,054	30,126
Total non-current liabilities	$259,588	$274,316

As of June 28, 2009 and December 28, 2008, the total current accrued restructuring liability was primarily comprised of contract termination costs related to the 2008 Restructuring Plans and the current portion of excess lease obligations.  See Note 9, “Restructuring Plans.”  The non-current accrued restructuring balance and activity from the prior year end was primarily related to excess lease obligations and cash lease obligation payments, respectively.  The lease obligations extend through the end of the lease term in fiscal year 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

6.	Goodwill and Intangible Assets

Goodwill.  Goodwill balance is presented below (in thousands):

Balance at December 30, 2007	$840,870
Goodwill additions, net	4,583
Goodwill impairment	(845,453)
Balance at December 28, 2008 and June 28, 2009	$—

Intangible Assets.  Intangible asset balances are presented below (in thousands):

	June 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$79,800	$(38,940)	$40,860
Developed product technology	11,400	(5,632)	5,768
Acquisition-related intangible assets	91,200	(44,572)	46,628
Technology licenses and patents	24,026	(9,182)	14,844
Total	$115,226	$(53,754)	$61,472

	December 28, 2008
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Core technology	$315,301	$(136,001)	$(132,407)	$46,893
Developed product technology	12,900	—	(6,318)	6,582
Customer relationships	80,100	(39,784)	(40,316)	—
Acquisition-related intangible assets	408,301	(175,785)	(179,041)	53,475
Technology licenses and patents	23,814	—	(14,107)	9,707
Total	$432,115	$(175,785)	$(193,148)	$63,182

The annual expected amortization expense of intangible assets as of June 28, 2009, is presented below (in thousands):

	Estimated Amortization Expenses
Fiscal year:	Acquisition-Related Intangible Assets	Technology Licenses and Patents
2009 (remaining six months)	$6,848	$3,026
2010	13,695	4,621
2011	13,034	2,768
2012	12,529	2,120
2013	522	1,745
2014 and thereafter	—	564
Total	$46,628	$14,844

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

7.	Warranties

Liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity was as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Balance, beginning of period	$31,294	$13,693	$36,469	$18,662
Additions	10,874	21,095	15,788	31,128
Usage	(9,049)	(13,658)	(19,138)	(28,660)
Balance, end of period	$33,119	$21,130	$33,119	$21,130

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

8.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax, presented in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Equity consists of the accumulated unrealized gains and losses on available-for-sale investments, including the Company’s investments in equity securities, as well as currency translation adjustments relating to local currency denominated subsidiaries and equity investees, and the accumulated unrealized gains and losses related to derivative instruments accounted for under hedge accounting (in thousands).

	June 28, 2009	December 28, 2008
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$(3,696)	$(18,408)
Foreign currency translation	72,249	101,186
Hedging activities	57,371	106,199
Total accumulated other comprehensive income	$125,924	$188,977

Comprehensive income (loss) is presented below (in thousands):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income (loss)	$52,507	$(73,754)	$(155,488)	$(62,794)
Non-controlling interest	(516)	—	(1,010)	—
	51,991	(73,754)	(156,498)	(62,794)
Change in accumulated unrealized gain (loss) on:
Available-for-sale investments	3,526	(12,035)	14,712	(4,242)
Foreign currency translation	29,366	(18,754)	(28,937)	19,803
Hedging activities	(20,754)	(19,489)	(48,828)	(21,125)
Comprehensive income (loss)	$64,129	$(124,032)	$(219,551)	$(68,358)

Non-controlling interest is included in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

The amount of income tax expense allocated to accumulated unrealized gain (loss) on available-for-sale investments and hedging activities was $8.5 million and $7.1 million at June 28, 2009 and December 28, 2008, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

9.	Restructuring Plans

In the three and six months ended June 28, 2009, the Company recorded restructuring expense of zero and $0.8 million, net, respectively related to employee severance costs in Restructuring and Other in the Condensed Consolidated Statements of Operations.

Second Quarter of Fiscal 2008 Restructuring Plan.  In the second quarter ended June 28, 2008, the Company initiated restructuring actions in an effort to better align its cost structure with its anticipated revenue stream and to improve the Company’s results of operations and cash flows (“Second Quarter of Fiscal 2008 Restructuring Plan”).  The following table sets forth the activity in the accrued restructuring balances related to the Second Quarter of Fiscal 2008 Restructuring Plan (in millions).

Severance and Benefits
Restructuring provision	$4.1
Cash paid	(3 1)
Accrual balance at December 28, 2008	1.0
Accrual adjustments	(0.8)
Accrual balance at June 28, 2009	$0.2

The remaining restructuring accrual balance is reflected in Other Current Accrued Liabilities in the Condensed Consolidated Balance Sheets and is expected to be utilized in fiscal year 2009.

Fourth Quarter of Fiscal 2008 Restructuring Plan and Other.  In the fourth quarter ended December 28, 2008, the Company initiated additional restructuring actions in an effort to better align its cost structure with business operation levels (“Fourth Quarter of Fiscal 2008 Restructuring Plan and Other”).  Under this plan, the Company involuntarily terminated an additional 51 employees in fiscal year 2009, in all functions, primarily in the U.S. and Israel.  The following table sets forth the activity in the accrued restructuring balances related to the Fourth Quarter of Fiscal 2008 Restructuring Plan and Other (in millions).

	Severance and Benefits	Contract Termination Fees and Other Charges	Total
Restructuring and other provisions	$10.4	$21.0	$31.4
Cash paid	(4.1)	(2.4)	(6.5)
Non-cash utilization	─	(4.6)	(4.6)
Accrual balance at December 28, 2008	6.3	14.0	20.3
Restructuring	2.2	─	2.2
Cash paid	(7.2)	(1.8)	(9.0)
Accrual adjustments	(0.6)	─	(0.6)
Accrual balance at June 28, 2009	$0.7	$12.2	$12.9

The Company anticipates that the remaining restructuring accrual balance of $12.9 million will be substantially paid out or utilized in fiscal year 2009.  The remaining restructuring and other accrual balance is reflected in Other Current Accrued Liabilities in the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

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

Valuation Assumptions. The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the three and six months ended June 28, 2009 and June 29, 2008 was estimated using the following weighted average assumptions.

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Option Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.85	0.54	0.87	0.50
Risk free interest rate	1.50%	2.68%	1.40%	2.34%
Expected lives	3.4 years	3.4 years	3.6 Years	3.5 years
Estimated annual forfeiture rate	9.07%	8.31%	9.07%	8.31%
Weighted average fair value at grant date	$8.56	$10.48	$5.07	$9.86

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.81	0.53	0.81	0.53
Risk free interest rate	0.39%	2.15%	0.39%	2.15%
Expected lives	½ year	½ year	½ year	½ year
Weighted average fair value for grant period	$4.21	$8.34	$4.21	$8.34

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Share-Based Compensation Plan Activities

Stock Options and SARs.  A summary of stock option and stock appreciation right (“SARs”) activity under all of the Company’s share-based compensation plans as of June 28, 2009 and changes during the six months ended June 28, 2009 is presented below (in thousands, except exercise price and contractual term).

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at December 28, 2008	25,057	$33.59	4.9	$5,284
Granted	3,884	8.48
Exercised	(314)	8.29		1,520
Forfeited	(919)	36.65
Expired	(1,363)	39.38
Options and SARs outstanding at June 28, 2009	26,345	29.78	4.8	46,409
Options and SARs vested and expected to vest after June 28, 2009, net of forfeitures	24,874	30.34	4.7	41,753
Options and SARs exercisable at June 28, 2009	16,908	32.65	4.2	21,449

At June 28, 2009, the total compensation cost related to options and SARs granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $95.0 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.7 years.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the six months ended June 28, 2009 is presented below (in thousands, except for weighted average grant date fair value).

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at December 28, 2008	1,523	$25.38	$13,983
Granted	45	15.54
Vested	(233)	40.65	2,430
Forfeited	(143)	22.35
Non-vested share units at June 28, 2009	1,192	22.38	17,729

As of June 28, 2009, the Company had approximately $18.2 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 1.5 years.

Employee Stock Purchase Plan.  At June 28, 2009, there was approximately $0.5 million of total unrecognized compensation cost related to ESPP that is expected to be recognized over a period of approximately 1 month.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Share-Based Compensation Expense.  The Company recorded $22.4 million, $38.7 million, $25.1 million and $48.3 million of share-based compensation expense for the three and six months ended June 28, 2009 and June 29, 2008, respectively.  The following tables set forth the detail allocation of the share-based compensation expense (in thousands).

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Share-based compensation expense by caption:
Cost of product revenues	$2,446	$2,008	$4,820	$5,637
Research and development	9,051	9,323	15,203	18,149
Sales and marketing	4,886	6,424	7,235	9,935
General and administrative	5,971	7,353	11,426	14,613
Total share-based compensation expense	$22,354	$25,108	$38,684	$48,334

Share-based compensation expense by type of award:
Stock options and SARs	$16,077	$19,689	$29,958	$40,323
RSUs	4,533	3,929	7,393	5,416
ESPP	1,744	1,490	1,333	2,595
Total share-based compensation expense	$22,354	$25,108	$38,684	$48,334

Share-based compensation expense of $2.6 million and $3.4 million related to manufacturing personnel was capitalized into inventory as of June 28, 2009 and December 28, 2008, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

11.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts).

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Numerator for basic net income (loss) per share:
Net income (loss)	$52,507	$(73,754)	$(155,488)	$(62,794)
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	226,976	224,888	226,753	224,703
Basic net income (loss) per share	$0.23	$(0.33)	$(0.69)	$(0.28)

Numerator for diluted net income (loss) per share:
Net income (loss)	$52,507	$(73,754)	$(155,488)	$(62,794)
Interest on the 1% Notes due 2035, net of tax	116	—	—	—
Net income (loss) for diluted net income (loss) per share	$52,623	$(73,754)	$(155,488)	$(62,794)
Denominator for diluted net income (loss) per share:
Weighted average common shares	226,976	224,888	226,753	224,703
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock, restricted stock units and warrants (assuming proceeds would be used to purchase common stock)	2,078	—	—	—
Effect of dilutive 1% Notes due 2035	2,012	—	—	—
Shares used in computing diluted net income (loss) per share	231,066	224,888	226,753	224,703
Diluted net income (loss) per share	$0.23	$(0.33)	$(0.69)	$(0.28)

Anti-dilutive shares excluded from net income (loss) per share calculation	48,559	48,439	54,865	49,198

Basic earnings per share exclude any dilutive effects of stock options, SARs, RSUs, warrants and convertible securities.  Certain common stock issuable under stock options, SARs, RSUs, warrants and the convertible notes were omitted from the diluted earnings per share calculation because their inclusion is considered anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

12.	Commitments, Contingencies and Guarantees

FlashVision.  In June 2008, the Company agreed to wind-down its 49.9% ownership interest in FlashVision Ltd. (“FlashVision”), a business venture with Toshiba which owns 50.1%.  In this venture, the Company and Toshiba collaborated in the development and manufacture of 200-millimeter NAND flash memory products.  In fiscal year 2008, the Company and Toshiba ceased production of NAND flash memory products utilizing 200-millimeter wafers.  The Company’s investment in this venture was written-down to zero in the first quarter of fiscal year 2009.

Flash Partners.  The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2004.  In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at the 300-millimeter wafer fabrication facility located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners.  Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup.  The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting.  The Company is committed to purchase its provided three-month forecast of Flash Partners’ NAND wafer supply, which generally equals 50% of the venture’s output.  The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers.  In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of June 28, 2009, the Company had notes receivable from Flash Partners of 57.1 billion Japanese yen, or approximately $599 million, based upon the exchange rate at June 28, 2009.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”  At June 28, 2009, the Company had an equity investment in Flash Partners of $195.5 million denominated in Japanese yen, offset by $10.0 million of cumulative translation gains recorded in accumulated OCI.  In the three and six months ended June 28, 2009, the Company recorded a $1.3 million and $2.8 million, respectively, basis adjustment to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

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

As of June 28, 2009, the Company had notes receivable from Flash Alliance of 48.1 billion Japanese yen, or approximately $505 million, based upon the exchange rate at June 28, 2009.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.”  At June 28, 2009, the Company had an equity investment in Flash Alliance of $211.5 million denominated in Japanese yen, offset by $10.5 million of cumulative translation adjustments recorded in accumulated OCI.  In the three and six months ended June 28, 2009, the Company recorded a $3.3 million and $7.0 million, respectively, basis adjustment to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Flash Ventures.  As a part of the Flash Partners and Flash Alliance (hereinafter referred to as “Flash Ventures”) agreements, the Company was required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies.  Development under this agreement ended in the fourth quarter of fiscal year 2008 and final funding was completed in the second quarter of fiscal year 2009.  As of June 28, 2009 and December 28, 2008, the Company accrued liabilities related to these expenses of zero and $4.0 million, respectively.  The Company continues to participate in other common research and development activities with Toshiba, as detailed in the Contractual Obligations table, but is not committed to any minimum funding level.

The Company and Toshiba restructured Flash Ventures in the first quarter of fiscal year 2009 by selling more than 20% of Flash Ventures’ capacity to Toshiba.  The restructuring resulted in the Company receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277.1 million, was received in cash, reducing outstanding notes receivable from Flash Ventures and 53.2 billion Japanese yen reflected the transfer of off-balance sheet equipment lease guarantee obligations from the Company to Toshiba.  The restructuring was completed in a series of closings through March 31, 2009.  The Company received the cash and transferred 53.2 billion Japanese yen of off-balance sheet equipment lease guarantee obligations in the first six months of fiscal year 2009.  Transaction costs of zero and $10.9 million related to the sale and transfer of equipment and lease obligations were expensed in the three and six months ended June 28, 2009, respectively.

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

Other Silicon Sources.  The Company’s contracts with its other sources of silicon wafers generally require the Company to provide purchase order commitments based on nine month rolling forecasts.  The purchase orders placed under these arrangements relating to the first three months of the nine month forecast are generally binding and cannot be canceled.  These outstanding purchase commitments for other sources of silicon wafers are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

Subcontractors.  In the normal course of business, the Company’s subcontractors periodically procure production materials based on the forecast the Company provides to them.  The Company’s agreements with these subcontractors require that the Company reimburse them for materials that are purchased on the Company’s behalf in accordance with such forecast.  Accordingly, the Company may be committed to certain costs over and above its open noncancelable purchase orders with these subcontractors.  These commitments for production materials to subcontractors are included as part of the total “Noncancelable production purchase commitments” in the “Contractual Obligations” table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at June 28, 2009.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in thousands)
Flash Partners
December 2004	¥7.3	$76,671	2010
December 2005	4.4	46,285	2011
June 2006	7.4	77,523	2011
September 2006	23.7	249,578	2011
March 2007	11.7	122,487	2012
February 2008	4.5	47,429	2013
	59.0	619,973
Flash Alliance
November 2007	24.6	257,938	2013
June 2008	31.3	328,885	2013
	55.9	586,823
Total guarantee obligations	¥114.9	$1,206,796

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the term of the master lease agreements, in annual installments as of June 28, 2009 in U.S. dollars based upon the exchange rate at June 28, 2009.

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(In thousands)
Year 1	$310,646	$12,576	$323,222
Year 2	250,043	56,662	306,705
Year 3	159,878	158,048	317,926
Year 4	71,103	145,370	216,473
Year 5	4,646	37,824	42,470
Total guarantee obligations	$796,316	$410,480	$1,206,796

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into six equipment master lease agreements totaling 300.0 billion Japanese yen, or approximately $3.2 billion based upon the exchange rate at June 28, 2009, of which 118.0 billion Japanese yen, or approximately $1.24 billion based upon the exchange rate at June 28, 2009, was outstanding at June 28, 2009.  The outstanding amount reflects the reduction in lease amounts of 28.2 billion Japanese yen, or approximately $296 million based upon the exchange rate at June 28, 2009, due to the restructuring of Flash Partners’ master lease agreements in the six months ended June 28, 2009.  For further discussion on the restructuring of the Flash Partners’ master lease agreements, see “Flash Ventures” above.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of June 28, 2009, the amount of the Company’s guarantee obligation of the Flash Partners’ master lease agreements, which reflects future payments and any lease adjustments, was 59.0 billion Japanese yen, or approximately $620 million based upon the exchange rate at June 28, 2009.  Certain lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2013.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”).  As of June 28, 2009, Flash Partners was in compliance with all of its master lease covenants.  While the Company’s S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, the Company’s R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.  If R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Flash Alliance.  Flash Alliance sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into two equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.10 billion based upon the exchange rate at June 28, 2009, of which 111.7 billion Japanese yen, or approximately $1.17 billion based upon the exchange rate at June 28, 2009, was outstanding as of June 28, 2009.  The outstanding amount reflects the reduction in lease amounts of 24.9 billion Japanese yen, or approximately $262 million based upon the exchange rate at June 28, 2009, due to the restructuring of Flash Alliance’s master lease agreements in the six months ended June 28, 2009.  For further discussion on the restructuring of the Flash Alliance’s master lease agreements, see “Flash Ventures” above.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of June 28, 2009, the amount of the Company’s guarantee obligation of the Flash Alliance’s master lease agreements was 55.9 billion Japanese yen, or approximately $587 million based upon the exchange rate at June 28, 2009.  Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I.  As of June 28, 2009, Flash Alliance was in compliance with all of its master lease covenants.  While the Company’s S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, the Company’s R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.  If R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of June 28, 2009, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of June 28, 2009 or December 28, 2008, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third party patents.  The Company has not made any indemnification payments under any such agreements and as of June 28, 2009, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at June 28, 2009, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Contractual Obligations.
	Total		1 Year or Less (6 months)	2 - 3 Years (Fiscal 2010 and 2011)	4 –5 Years (Fiscal 2012 and 2013)	More than 5 Years (Beyond Fiscal 2013)
	(In thousands)
Operating leases	$30,730		$4,815	$14,684	$6,071	$5,160
Flash Partners reimbursement for certain fixed costs including depreciation	1,232,592	(3)	228,181	740,056	213,028	51,327
Flash Alliance reimbursement for certain fixed costs including depreciation	1,298,133	(3)	169,046	686,172	374,316	68,599
Toshiba research and development	59,884	(3)	39,494	20,390	—	—
Capital equipment purchase commitments	8,164		8,113	51	—	—
Convertible notes principal and interest (1)	1,270,038		6,125	98,158	23,000	1,142,755
Operating expense commitments	49,591		38,027	8,564	3,000	—
Noncancelable production purchase commitments (2)	281,017	(3)	247,926	33,091	—	—
Total contractual cash obligations	$4,230,149		$741,727	$1,601,166	$619,415	$1,267,841

Off-Balance Sheet Arrangements.
As of June 28, 2009
(In thousands)
Guarantee of Flash Partners equipment leases (4)	$619,973
Guarantee of Flash Alliance equipment leases (4)	586,823
$1,206,796

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

(2)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at June 28, 2009.

(4)	The Company’s guarantee obligation, net of cumulative lease payments, is 114.9 billion Japanese yen, or approximately $1.21 billion based upon the exchange rate at June 28, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

The Company has excluded $162.4 million of unrecognized tax benefits, which includes penalties and interest, from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at June 28, 2009.  The Company is unable to make reasonable reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2009 through fiscal year 2016.  Future minimum lease payments at June 28, 2009 are presented below (in thousands):

Fiscal Year:
2009 (6 months)	$5,285
2010	9,001
2011	6,705
2012	5,030
2013	3,296
2014 and thereafter	5,160
34,477
Sublease income to be received in the future under noncancelable subleases	(3,747)
Net operating leases	$30,730

Rent expense for the three and six months ended June 28, 2009 and June 29, 2008 were $2.0 million, $4.0 million, $2.0 million, and $4.0 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
13.	Related Parties and Strategic Investments

Toshiba.  The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision, Flash Partners and Flash Alliance.  See also Note 12, “Commitments, Contingencies and Guarantees.”  The Company purchased NAND flash memory wafers from FlashVision, Flash Partners, Flash Alliance and Toshiba, made payments for shared research and development expenses and  made loans to Flash Partners and Flash Alliance totaling approximately $487.5 million, $1,064.3 million, $543.7 million, and $1,004.1 million in the three and six months ended June 28, 2009 and June 29, 2008, respectively.  The Company received loan repayments from Flash Partners and Flash Alliance of $53.1 million and $330.1 million in the three and six months ended June 28, 2009, respectively.  See Note 12, “Commitments, Contingencies and Guarantees – Flash Ventures,” for further discussion regarding Flash Ventures restructuring.

The purchases of NAND flash memory wafers are ultimately reflected as a component of Cost of Product Revenues.  During the three and six months ended June 28, 2009, the Company had zero sales to Toshiba.  During the three and six months ended June 29, 2008, the Company had sales to Toshiba of zero and $5.1 million, respectively.  At June 28, 2009 and December 28, 2008, the Company had accounts receivable balances from Toshiba of zero and $2.2 million, respectively.  At June 28, 2009 and December 28, 2008, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of zero and $4.0 million, respectively.

Flash Ventures with Toshiba.  The Company owns 49.9% of each of the flash ventures with Toshiba (FlashVision, Flash Partners and Flash Alliance) and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to Flash Partners and Flash Alliance master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 12, “Commitments, Contingencies and Guarantees.”  Flash Partners and Flash Alliance are variable interest entities; however, the Company is not the primary beneficiary of either Flash Partners or Flash Alliance because it absorbs less than a majority of the expected gains and losses of each entity.  At June 28, 2009 and December 28, 2008, the Company had accounts payable balances due to FlashVision, Flash Partners and Flash Alliance of $246.7 million and $370.4 million, respectively.  For activity related to the wind-down of FlashVision, see Note 12, “Commitments, Contingencies and Guarantees.”

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with the flash ventures with Toshiba are presented below (in millions).

	June 28, 2009	December 28, 2008
Notes receivable	$1,105	$1,120
Equity investments	407	482
Operating lease guarantees (1)	1,207	2,095
Maximum loss exposure	$2,719	$3,697

(1)  Based upon the exchange rate at each respective balance sheet date.

Tower Semiconductor.  As of December 28, 2008, Tower Semiconductor Ltd. (“Tower”), one of the Company’s suppliers of wafers for its controller components, ceased being a related party as the Company’s ownership was less than 10% of Tower’s outstanding shares.  The Company purchased controller wafers and related non-recurring engineering of $6.7 million and $18.9 million in the three and six months ended June 29, 2008, respectively.  The purchases of controller wafers are ultimately reflected as a component of Cost of Product Revenues in the Condensed Consolidated Statement of Operations.  At December 28, 2008, the Company had a receivable from Tower of $0.4 million and an outstanding loan secured by equipment to Tower of $3.0 million.

Solid State Storage Solutions LLC.  During the second quarter of fiscal year 2007, the Company formed a venture with third parties that licenses intellectual property.  This venture qualifies as a variable interest entity under FIN 46(R).  The Company is considered the primary beneficiary of this venture and the Company consolidates this venture in its Condensed Consolidated Financial Statements.  The venture was financed with $10.2 million of initial aggregate capital contributions from the partners.  In July 2007, Solid State Storage Solutions LLC invested $10.0 million for the acquisition of intellectual property.  Amortization of the intellectual property for the three and six months ended June 28, 2009 and June 29, 2008 was $0.8 million, $1.6 million, $0.8 million and $1.6 million, respectively.  The venture has an obligation of up to an additional $32.5 million related to the acquisition of intellectual property should the venture be profitable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
14.	Litigation

The flash memory industry is characterized by significant litigation seeking to enforce patent and other intellectual property rights.  The Company's patent and other intellectual property rights are primarily responsible for generating license and royalty revenue.  The Company seeks to protect its intellectual property through patents, copyrights, trademarks, trade secrets, confidentiality agreements and other methods, and has been and likely will continue to enforce such rights as appropriate through litigation and related proceedings.  The Company expects that its competitors and others who hold intellectual property rights related to its industry will pursue similar strategies.  From time-to-time, it has been and may continue to be necessary to initiate or defend litigation against third parties.  These and other parties could bring suit against the Company.  In each case listed below where the Company is the defendant, the Company intends to vigorously defend the action.  At this time, the Company does not believe it is reasonably possible that losses related to the litigation described below have occurred beyond the amounts, if any, that have been accrued.

On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF.  The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed.  On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims.  At a case management conference conducted on June 29, 2007, the parties agreed that the remaining declaratory judgment claims would be dismissed pursuant to a settlement agreement in two matters being litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45, discussed below).  The parties also agreed that the ’338 patent and a second Company patent, presently at issue in Civil Case No. C0505021 JF (discussed below), will be litigated together in this case.  ST filed an answer and counterclaims on September 6, 2007.  ST’s counterclaims included assertions of antitrust violations.  On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims, which the Court later converted into a motion for summary judgment.  On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines.  On October 17, 2008, the Court issued an order granting in part and denying in part the Company’s motion for summary judgment on ST’s antitrust counterclaims.  On April 16, 2009, the Court held a Case Management Conference at which it addressed SanDisk’s motion for leave to amend its complaint to assert two additional U.S. patents owned by the Company and ST’s motion to bifurcate the case for discovery and trial.  On May 19, 2009, the Court issued an order granting SanDisk’s motion to add two additional patents related to those already in dispute.  The Court also ordered that discovery on ST’s Walker Process claim and the Company’s infringement claims would be stayed pending resolution of ST’s inequitable conduct defense at a bench trial to be held in or about January 2010.

On October 14, 2005, STMicroelectronics, Inc. (“STMicro”) filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”).  The case was subsequently transferred to Santa Clara County Superior Court, where it is assigned Case No. 1-07-CV-080123.  The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications naming Dr. Harari, a former WSI employee, as an inventor.  The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount.  On January 30, 2009, the Company and Dr. Harari filed a motion for summary judgment on the ground that STMicro’s claims are time-barred.  The Court denied this motion on April 20, 2009 on the ground there were triable issues of fact.  The Company then petitioned the Court of Appeal to order the Superior Court to reverse its denial; on July 30, 2009, the Court of Appeal declined to exercise its discretion to hear the appeal.  In discovery responses, STMicro has claimed damages of approximately $850 million.  A trial date has been set for October 5, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

On December 6, 2005, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against STMicro, Case No. C0505021 JF.  In the suit, the Company seeks damages and injunctions against STMicro from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the “’517 patent”).  As discussed above, the ’517 patent will be litigated together with the ’338 patent in Civil Case No. C 04 04379JF.

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

On September 11, 2007, the Company and the Company’s CEO, Dr. Eli Harari, received grand jury subpoenas issued from the United States District Court for the Northern District of California indicating a Department of Justice (the “DOJ”) investigation into possible antitrust violations in the NAND flash memory industry.  The Company also received a notice from the Canadian Competition Bureau that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that the Company preserve any records relevant to such investigation.  The Company has cooperated in these investigations.  On July 29, 2009, the DOJ notified the Company that its investigation has been closed with no action against the Company or its officers.

On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division).  The suit, Case No. 2-07-CV-396, alleges infringement of Premier's U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount.  On December 10, 2007, an amended complaint was filed.  On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company.  On February 5, 2008, the Company, along with the other defendants in the action, filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office (“USPTO”).  This motion was granted and on June 4, 2008, the action was stayed.  On March 31, 2009, the USPTO’s reexamination proceedings as to U.S. Patent 6,242,725 were completed, with all prior claims being cancelled, and three new claims added and found patentable.  The reexamination proceedings related to U.S. Patent 6,763,345 are ongoing.  On April  16, 2009, Premier petitioned the Court to remove the stay; this petition is pending.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co.; A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.(“Emprex”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corp. (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In the complaint, the Company asserts that respondents’ accused flash memory controllers, drives, memory cards, and media players infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company seeks an order excluding the accused products from entry into the United States as well as a permanent cease and desist order against the respondents.  Since filing its complaint, the Company has terminated the investigation as to the’808 patent, the ’893 patent, and the ’332 patent.  After filing its complaint, the Company reached settlement agreements with Add-On Computer Peripherals, EDGE, Infotech, Interactive, Kaser, PNY, TSR, Verbatim, Chipsbank, USBest and Welldone.  The investigation has been terminated as to these respondents in light of these settlement agreements.  Three of the remaining respondents – Buffalo, Corsair, and A-Data – were terminated from the investigation after entering consent orders.  The investigation has also been terminated as to Add-On Tech. Co., Behavior, Emprex, and Zotek after these respondents were found in default.  The investigation has also been terminated as to Acer, Payton, Silicon Motion Tech. Corp., and Silicon Motion, Int’l Inc.  The Company also terminated PQI from the investigation as to the ’011 patent.  On July 15, 2008, the ALJ issued a Markman ruling regarding the ’011 patent, the ’893 patent, the ’332 patent, and the ’424 patent. Beginning October 27, 2008, the ALJ held an evidentiary hearing.  On February 9, 2009, the ALJ extended the target date for conclusion of the investigation to August 10, 2009.  On April 10, 2009, the ALJ issued an Initial Determination, finding that (1) the Respondents did not infringe either the ’424 patent or the ’011 patent, (2) claim 8 of the ’011 patent was obvious and, thus, invalid over the prior art, and (3) the Company had a domestic industry in both the ’424 patent and the ’011 patent.  The ALJ also denied the Respondents’ patent misuse and patent exhaustion defenses.  On April 14, 2009, the ITC granted the Company’s request for an extension to file a petition for review.  The Company is seeking review and reversal of the adverse findings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

On October 24, 2007, the Company filed a complaint for patent infringement in the United States District Court for the Western District of Wisconsin against the following defendants: Phison, Silicon Motion, Synergistic, USBest, Skymedi, Chipsbank, Infotech, Zotek, PQI, PNY, Kingston, Buffalo, Verbatim, Transcend, Imation, Add-On Computer Peripherals, A-DATA, Apacer, Behavior, Corsair, Dane-Elec, EDGE, Interactive, LG, TSR and Welldone.  In this action, Case No. 07-C-0607-C, the Company asserts that the defendants infringe the ’808 patent, the ’424 patent, the ’893 patent, the ’332 patent and the ’011 patent.  The Company seeks damages and injunctive relief.  In light of the above mentioned settlement agreements, the Company dismissed its claims against Add-On Computer Peripherals, EDGE, Infotech, Interactive, PNY, TSR and Welldone.  The Company also voluntarily dismissed its claims against Acer and Synergistic without prejudice.  The Company also voluntarily dismissed its claims against Corsair in light of its agreement to sell flash memory products only under license or consent from the Company.  On November 21, 2007, defendant Kingston filed a motion to stay this action.  Several defendants joined in Kingston’s motion.  On December 19, 2007, the Court issued an order staying the case in its entirety until the 619 Investigation becomes final.  On January 14, 2008, the Court issued an order clarifying that the entire case is stayed for all parties.

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

Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs allege the Company and a number of other manufacturers of flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws.  The lawsuits purport to be on behalf of purchasers of flash memory between January 1, 1999 through the present.  The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits.  On April 8, 2008, the Company, along with co-defendants, filed motions to (1) dismiss the direct purchaser and indirect purchaser complaints, and (2) secure a protective order to stay discovery.  On May 20, 2009, the Court denied defendants' motion to dismiss the consolidated direct purchaser complaint and denied (with limited exceptions for certain state law claims) defendants' motion to dismiss the consolidated indirect purchaser complaint.  The Court also denied defendants' motion to stay discovery and set a briefing schedule for direct and indirect purchaser class certification motions, with a hearing date of October 20, 2009.  The Court also set a further case management conference for October 20, 2009.  Discovery on class certification is proceeding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

On November 6, 2007, Gil Mosek, a former employee of SanDisk IL Ltd. (“SDIL”), filed a lawsuit against SDIL, Dov Moran and Amir Ban in the Tel-Aviv District Court, claiming that he and Amir Ban, another former employee of SDIL, reached an agreement according to which a jointly-held company should have been established together with SDIL. According to Mr. Mosek, SDIL knew about the agreement, approved it and breached it, while deciding not to establish the jointly-held company.  On January 1, 2008, SDIL filed a statement of defense. Simultaneously, SDIL filed a request to dismiss the lawsuit, claiming that Mr. Mosek signed a waiver in favor of SDIL, according to which he has no claim against SDIL.  On February 12, 2008, Mr. Mosek filed a request to allow him to present certain documents, which contain confidential information of SDIL.  On February 26, 2008, SDIL opposed this request, claiming that SDIL’s documents are the sole property of SDIL and Mr. Mosek has no right to hold and to use them.  On March 6, 2008, the District Court decided that Mr. Mosek must pay a fee according to the estimated amount of the claim.  On April 3, 2008, Mr. Mosek filed a request to amend the claim by setting the claim on an amount of NIS 3,000,000.  On April 9, 2008, SDIL filed its response to this request, according to which it has no objection to the amendment, subject to the issuance of an order for costs.  On April 10, 2008, the District Court accepted Mr. Mosek’s request.  According to the settlement agreement, reached between the SDIL and Amir Ban in January 2008, Amir Ban shall indemnify and hold SDIL harmless with regard to the claim filed by Mosek.  On April 16, 2009 the District Court ruled because it lacks proper jurisdiction the claim must be transferred to the Tel-Aviv Labor Court which will have to rule with respect to SDIL's motion for dismissal of the claim due to the release form which Mosek signed when he left the Company.  The Labor Court subsequently referred the case to mediation.

On October 1, 2008, NorthPeak Wireless LLC (“NorthPeak”) filed suit against the Company and 30 other named defendants including Dell, Inc., Fujitsu Computer Systems Corp., Gateway, Inc., Hewlett-Packard Company and Toshiba America, Inc., in the United States District Court for the Northern District of Alabama, Northeastern Division.  The suit, Case No. CV-08-J-1813, alleges infringement of U.S. Patents 4,977,577 and 5,978,058 by certain of the Company’s discontinued wireless electronic products.  On January 21, 2009, the Court granted a motion by the defendants to transfer the case to the United States District Court for the Northern District of California, becoming Case No. 3:09-CV-01813.

On June 19, 2009, the Company filed a complaint against LSI Corporation (“LSI”) in the Northern District of California seeking a declaration of non-infringement, declaration of invalidity and/or unenforceability as to eight LSI patents relating to digital audio and video technology, and seeking remedies under various California State laws for misrepresentations made by LSI to the Company’s customers.  The suit, Case No. C09 02737, was filed in response to threats made by LSI against the Company and certain customers of the Company.  No case schedule has yet been issued by the Court.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

15.	Condensed Consolidating Financial Statements

As part of the acquisition of msystems Ltd. (hereinafter referred to as “SanDisk IL Ltd.,” “SDIL,” or “Other Guarantor Subsidiary”) in November 2006, the Company entered into a supplemental indenture whereby the Company became an additional obligor and guarantor of the assumed $75 million 1% Notes due 2035 issued by M-Systems Finance Inc. (the “Subsidiary Issuer” or “mfinco”) and guaranteed by SDIL.  The Company’s (the “Parent Company”) guarantee is full and unconditional, and joint and several with SDIL.  Both SDIL and mfinco are wholly-owned subsidiaries of the Company.  The following Condensed Consolidating Financial Statements present separate information for mfinco as the subsidiary issuer, the Company and SDIL as guarantors and the Company’s other combined non-guarantor subsidiaries, and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company.

These Condensed Consolidating Financial Statements have been prepared using the equity method of accounting.  Earnings of subsidiaries are reflected in the Company’s investment in subsidiaries account.  The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Statements of Operations For the three months ended June 28, 2009
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$437,803	$—	$20,645	$977,554	$(705,429)	$730,573
Total cost of revenues	239,591	—	3,914	903,563	(665,492)	481,576
Gross profit (loss)	198,212	—	16,731	73,991	(39,937)	248,997
Total operating expenses	121,345	—	16,213	80,453	(37,456)	180,555
Operating income (loss)	76,867	—	518	(6,462)	(2,481)	68,442
Total other income (expense)	(1,884)	(10)	2,039	(2,159)	6,730	4,716
Income (loss) before income taxes	74,983	(10)	2,557	(8,621)	4,249	73,158
Provision for (benefit from) income taxes	20,991	—	229	(569)	—	20,651
Equity in net income (loss) of consolidated subsidiaries	2,205	—	(610)	6,060	(7,655)	—
Net income (loss)	$56,197	$(10)	$1,718	$(1,992)	$(3,406)	$52,507

Condensed Consolidating Statements of Operations For the six months ended June 28, 2009
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$775,387	$—	$43,770	$2,000,113	$(1,429,226)	$1,390,044
Total cost of revenues	644,875	—	5,599	1,840,567	(1,348,855)	1,142,186
Gross profit (loss)	130,512	—	38,171	159,546	(80,371)	247,858
Total operating expenses	243,399	—	34,884	142,847	(76,379)	344,751
Operating income (loss)	(112,887)	—	3,287	16,699	(3,992)	(96,893)
Total other income (expense)	(8,655)	(11)	4,289	(15,314)	5,714	(13,977)
Income (loss) before income taxes	(121,542)	(11)	7,576	1,385	1,722	(110,870)
Provision for (benefit from) income taxes	28,597	—	1,378	14,643	—	44,618
Equity in net income (loss) of consolidated subsidiaries	1,898	—	(704)	14,634	(15,828)	—
Net income (loss)	$(148,241)	$(11)	$5,494	$1,376	$(14,106)	$(155,488)
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Condensed Consolidating Statements of Operations For the three months ended June 29, 2008
	Parent Company (1) (3)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$422,223	$—	$58,231	$1,109,856	$(774,299)	$816,011
Total cost of revenues	212,657	—	44,724	1,125,062	(717,303)	665,140
Gross profit	209,566	—	13,507	(15,206)	(56,996)	150,871
Total operating expenses	191,755	—	33,590	84,774	(58,016)	252,103
Operating income (loss)	17,811	—	(20,083)	(99,980)	1,020	(101,232)
Total other income	(6,647)	(9)	2,102	13,473	(596)	8,323
Income (loss) before income taxes	11,164	(9)	(17,981)	(86,507)	424	(92,909)
Provision for (benefit from) income taxes	(22,030)	—	(3,728)	7,910	(1,307)	(19,155)
Equity in net income (loss) of consolidated subsidiaries	(80,673)	—	(4,730)	1,924	83,479	—
Net income (loss)	$(47,479)	$(9)	$(18,983)	$(92,493)	$85,210	$(73,754)

Condensed Consolidating Statements of Operations For the six months ended June 29, 2008
	Parent Company (1) (3)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$895,452	$—	$146,604	$2,207,670	$(1,583,748)	$1,665,978
Total cost of revenues	471,255	—	93,683	2,154,068	(1,462,680)	1,256,326
Gross profit	424,197	—	52,921	53,602	(121,068)	409,652
Total operating expenses	338,059	—	77,449	212,529	(122,065)	505,972
Operating income (loss)	86,138	—	(24,528)	(158,927)	997	(96,320)
Total other income	(1,961)	—	5,177	20,021	(1,029)	22,208
Income (loss) before income taxes	84,177	—	(19,351)	(138,906)	(32)	(74,112)
Provision for (benefit from) income taxes	(23,002)	—	(382)	13,372	(1,306)	(11,318)
Equity in net income (loss) of consolidated subsidiaries	(153,523)	—	(6,134)	15,897	143,760	—
Net income (loss)	$(46,344)	$—	$(25,103)	$(136,381)	$145,034	$(62,794)
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.
(3)	As adjusted for the adoption of new accounting standards. See Note 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Condensed Consolidating Balance Sheets As of June 28, 2009
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$401,165	$53	$25,458	$457,851	$—	$884,527
Short-term investments	461,968	—	15,653	—	1	477,622
Accounts receivable, net	23,830	—	1,443	125,557	—	150,830
Inventory	102,994	—	34	428,346	(4,303)	527,071
Other current assets	396,226	—	288,257	660,316	(1,091,711)	253,088
Total current assets	1,386,183	53	330,845	1,672,070	(1,096,013)	2,293,138
Property and equipment, net	181,674	—	31,257	137,880	1	350,812
Other non-current assets	2,109,045	73,713	24,020	2,833,709	(2,438,455)	2,602,032
Total assets	$3,676,902	$73,766	$386,122	$4,643,659	$(3,534,467)	$5,245,982

LIABILITIES
Current liabilities:
Accounts payable	$50,778	$—	$129	$312,148	$(14)	$363,041
Convertible short-term debt	—	75,000	—	—	—	75,000
Other current accrued liabilities	294,996	2,167	19,614	2,201,904	(2,141,546)	377,135
Total current liabilities	345,774	77,167	19,743	2,514,052	(2,141,560)	815,176
Convertible long-term debt	905,766	—	—	—	—	905,766
Non-current liabilities	205,403	—	11,515	51,682	(9,012)	259,588
Total liabilities	1,456,943	77,167	31,258	2,565,734	(2,150,572)	1,980,530

EQUITY
Stockholders’ equity	2,220,971	(3,401)	355,723	2,077,925	(1,384,907)	3,266,311
Non-controlling interests	(1,012)	—	(859)	—	1,012	(859)
Total equity	2,219,959	(3,401)	354,864	2,077,925	(1,383,895)	3,265,452
Total liabilities and equity	$3,676,902	$73,766	$386,122	$4,643,659	$(3,534,467)	$5,245,982
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Condensed Consolidating Balance Sheets As of December 28, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$376,052	$66	$51,806	$534,137	$—	$962,061
Short-term investments	443,632	—	33,664	—	—	477,296
Accounts receivable, net	76,733	—	1,862	43,497	—	122,092
Inventory	87,612	—	1,573	511,740	(2,674)	598,251
Other current assets	1,165,716	—	209,861	1,424,708	(2,246,301)	553,984
Total current assets	2,149,745	66	298,766	2,514,082	(2,248,975)	2,713,684
Property and equipment, net	205,022	—	33,478	158,487	—	396,987
Other non-current assets	2,778,895	73,710	69,797	1,564,731	(1,665,664)	2,821,469
Total assets	$5,133,662	$73,776	$402,041	$4,237,300	$(3,914,639)	$5,932,140

LIABILITIES
Current liabilities:
Accounts payable	$81,014	$—	$3,379	$526,809	$(211)	$610,991
Other current accrued liabilities	1,105,212	2,166	21,567	1,841,278	(2,318,205)	652,018
Total current liabilities	1,186,226	2,166	24,946	2,368,087	(2,318,416)	1,263,009
Convertible long-term debt	879,094	75,000	—	—	—	954,094
Non-current liabilities	188,825	—	17,963	75,964	(8,436)	274,316
Total liabilities	2,254,145	77,166	42,909	2,444,051	(2,326,852)	2,491,419

EQUITY
Stockholders’ equity	2,879,517	(3,390)	358,981	1,793,249	(1,587,787)	3,440,570
Non-controlling interests	—	—	151	—	—	151
Total equity	2,879,517	(3,390)	359,132	1,793,249	(1,587,787)	3,440,721
Total liabilities and equity	$5,133,662	$73,776	$402,041	$4,237,300	$(3,914,639)	$5,932,140
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Condensed Consolidating Statements of Cash Flows For the six months ended June 28, 2009
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash used in operating activities	$(35,548)	$(13)	$(71,284)	$(31,703)	$—	$(138,548)
Net cash provided by (used in) investing activities	52,927	—	44,936	(44,583)	—	53,280
Net cash provided by financing activities	6,275	—	—	—	—	6,275
Effect of changes in foreign currency exchange rates on cash	1,459	—	—	—	—	1,459
Net increase (decrease) in cash and cash equivalents	25,113	(13)	(26,348)	(76,286)	—	(77,534)
Cash and cash equivalents at beginning of period	376,052	66	51,806	534,137	—	962,061
Cash and cash equivalents at end of period	$401,165	$53	$25,458	$457,851	$—	$884,527

Condensed Consolidating Statements of Cash Flows For the six months ended June 29, 2008
	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash used in operating activities	$(106,801)	$(159)	$(1,449)	$(5,605)	$1	$(114,013)
Net cash provided by (used in) investing activities	158,941	—	(3,188)	(184,965)	—	(29,212)
Net cash provided by (used in) financing activities	11,027	—	—	(9,785)	—	1,242
Effect of changes in foreign currency exchange rates on cash	(58)	—	—	(2,130)	—	(2,188)
Net increase (decrease) in cash and cash equivalents	63,109	(159)	(4,637)	(202,485)	1	(144,171)
Cash and cash equivalents at beginning of period	389,337	215	90,639	353,558	—	833,749
Cash and cash equivalents at end of period	$452,446	$56	$86,002	$151,073	$1	$689,578
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the inventor of and worldwide leader in NAND-based flash storage cards.  Flash storage technology allows data to be stored in a durable, compact format that retains the digital information even after the power has been switched off.  Our mission is to provide simple, reliable and affordable storage at different capacities for consumer use in a wide variety of formats and devices.  We sell flash memory products for consumer electronics through broad global retail and original equipment manufacturer, or OEM, distribution channels.

We design, develop and manufacture products and solutions in a variety of form factors using our flash memory, controller and firmware technologies.  We source the vast majority of our flash memory supply through our significant flash venture relationships with Toshiba Corporation, or Toshiba, which provide us with leading-edge, low-cost memory wafers.  Our card products are used in a wide range of consumer electronics devices such as mobile phones, digital cameras, gaming devices and laptop computers.  We produce Universal Serial Bus, or USB, drives, and MP3 players as well as embedded flash storage products that are used in a variety of systems for the enterprise, industrial, military and other markets.  We also provide high-speed and high-capacity storage solutions, known as solid-state drives, or SSDs, that can be used in lieu of hard disk drives in a variety of computing devices, including personal computers, and enterprise servers.

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

On December 29, 2008, we adopted Financial Accounting Standards Board, or FASB, Staff Position, or FSP, APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).  We have separately accounted for the liability and equity components of our 1% Senior Convertible Note due 2013 that may be settled in cash upon conversion (including partial cash settlement) in a manner that reflects our economic interest cost.  In addition, we bifurcated the debt into debt and equity components and will amortize the debt discount that will result in the “economic interest cost” being reflected in our Condensed Consolidated Statements of Operations.  We have retrospectively applied FSP APB 14-1 to all periods presented, from the issuance of the debt in May 2006, and have recasted the Condensed Consolidated Financial Statements presented in this report.

Results of Operations.
	Three months ended				Six months ended
	June 28, 2009	% of Revenues	June 29, 2008	% of Revenues	June 28, 2009	% of Revenues	June 29, 2008	% of Revenues
	(In millions, except percentages)
Product revenues	$610.4	83.6%	$687.5	84.3%	$1,198.5	86.2%	$1,411.6	84.7%
License and royalty revenues	120.2	16.4%	128.5	15.7%	191.5	13.8%	254.4	15.3%
Total revenues	730.6	100.0%	816.0	100.0%	1,390.0	100.0%	1,666.0	100.0%
Cost of product revenues	478.5	65.5%	650.6	79.7%	1,135.9	81.7%	1,227.1	73.7%
Amortization of acquisition-related intangible assets	3.1	0.4%	14.5	1.8%	6.2	0.5%	29.2	1.7%
Total cost of product revenues	481.6	65.9%	665.1	81.5%	1,142.1	82.2%	1,256.3	75.4%
Gross profit (loss)	249.0	34.1%	150.9	18.5%	247.9	17.8%	409.7	24.6%
Operating expenses
Research and development	91.2	12.5%	112.1	13.7%	178.1	12.8%	223.6	13.4%
Sales and marketing	50.4	6.9%	77.6	9.5%	88.3	6.4%	157.8	9.5%
General and administrative	38.7	5.3%	53.7	6.6%	77.0	5.5%	111.5	6.7%
Amortization of acquisition-related intangible assets	0.3	─	4.6	0.6%	0.6	─	9.0	0.5%
Restructuring and other	─	─	4.1	0.5%	0.8	0.1%	4.1	0.3%
Total operating expenses	180.6	24.7%	252.1	30.9%	344.8	24.8%	506.0	30.4%
Operating income (loss)	68.4	9.4%	(101.2)	(12.4%)	(96.9)	(7.0%)	(96.3)	(5.8%)
Other income (expense)	4.7	0.6%	8.3	1.0%	(14.0)	(1.0%)	22.2	1.4%
Income (loss) before income taxes	73.1	10.0%	(92.9)	(11.4%)	(110.9)	(8.0%)	(74.1)	(4.4%)
Provision for (benefit from) income taxes	20.6	2.8%	(19.2)	(2.4%)	44.6	3.2%	(11.3)	(0.6%)
Net income (loss)	$52.5	7.2%	$(73.7)	(9.0%)	$(155.5)	(11.2%)	$(62.8)	(3.8%)

Product Revenues.
	Three months ended			Six months ended
	June 28, 2009	June 29, 2008	Percent Change	June 28, 2009	June 29, 2008	Percent Change
	(In millions, except percentages)
Retail	$357.8	$421.4	(15.1%)	$704.4	$839.8	(16.1%)
OEM	252.6	266.1	(5.1%)	494.1	571.8	(13.6%)
Product revenues	$610.4	$687.5	(11.2%)	$1,198.5	$1,411.6	(15.1%)

The decrease in our product revenues for the three months ended June 28, 2009 as compared to the three months ended June 29, 2008 resulted from a 59% reduction in average selling price per gigabyte, partially offset by a 118% increase in the number of gigabytes sold.  The decrease in our product revenues for the six months ended June 28, 2009 as compared to the six months ended June 29, 2008 resulted from a 64% reduction in average selling price per gigabyte, partially offset by a 141% increase in the number of gigabytes sold.  Memory units sold were up 3% and 7% for the three and six months ended June 28, 2009, respectively, compared to the prior year periods.

The decline in retail product revenues for the three and six months ended June 28, 2009 versus the comparable period in fiscal year 2008 was due to price declines not fully offset by a higher number of gigabytes sold primarily attributable to a weak worldwide consumer spending environment.  The decline in OEM product revenues for the three and six months ended June 28, 2009 versus the comparable period in fiscal year 2008 was due to price declines not fully offset by a higher number of gigabytes sold primarily attributable to lower revenue from cards for mobile handsets.

Our ten largest customers represented approximately 50% and 46% of our total revenues in the three and six months ended June 28, 2009 compared to 47% and 48% in the three and six months ended June 29, 2008.  In the three and six months ended June 28, 2009 and June 29, 2008, revenue from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 14%, 11%, 14% and 13% of our total revenues, respectively.  No other customer exceeded 10% of our total revenues during these periods.

Geographical Product Revenues.
	Three months ended					Six months ended
	June 28, 2009	% of Product Revenues	June 29, 2008	% of Product Revenues	Percent Change	June 28, 2009	% of Product Revenues	June 29, 2008	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$228.2	37.4%	$217.8	31.7%	4.8%	$442.2	36.9%	$470.9	33.4%	(6.1%)
Japan	27.4	4.5%	52.1	7.6%	(47.4%)	50.1	4.2%	101.6	7.2%	(50.7%)
Europe and Middle East	152.0	24.9%	193.3	28.1%	(21.3%)	303.0	25.3%	369.6	26.2%	(18.0%)
Asia-Pacific	193.5	31.7%	209.5	30.5%	(7.7%)	381.7	31.8%	438.7	31.1%	(13.0%)
Other foreign countries	9.3	1.5%	14.8	2.1%	(37.2%)	21.6	1.8%	30.8	2.2%	(29.8%)
Product revenues	$610.4	100.0%	$687.5	100.0%	(11.2%)	$1,198.5	100.0%	$1,411.6	100.0%	(15.1%)

Product revenues in the United States for the three months ended June 28, 2009 increased versus the comparable period in fiscal year 2008 due primarily to sales to mobile network operators and private label customers.  Product revenues in the United States for the six months ended June 28, 2009 declined versus the comparable period in fiscal year 2008 due primarily to weak retail consumer spending.  Product revenues in Japan decreased for the three and six months ended June 28, 2009 versus the comparable periods in fiscal year 2008 due primarily to a decline in the sale of gaming cards in the OEM channel as well as a decline in retail card sales.  Product revenue decreased in Europe and Middle East, Asia-Pacific and other foreign countries for the three and six months ended June 28, 2009 versus the comparable periods in fiscal year 2008 as the year-over-year average selling price per gigabyte declined more than the growth in gigabytes sold, primarily attributable to a weak worldwide consumer spending environment.

License and Royalty Revenues.
	Three months ended			Six months ended
	June 28, 2009	June 29, 2008	Percent Change	June 28, 2009	June 29, 2008	Percent Change
	(In millions, except percentages)
License and royalty revenues	$120.2	$128.5	(6.5%)	$191.5	$254.4	(24.7%)

The decrease in our license and royalty revenues for the three and six months ended June 28, 2009 over the comparable period of fiscal year 2008 was primarily due to lower flash memory revenues reported by our licensees partially offset by new licensees.  In addition, the first quarter of fiscal year 2009 royalty revenues were reduced by a prior period adjustment identified by a licensee.  The licensee claimed that they incorrectly computed certain royalties for periods prior to fiscal year 2008, and this amount was offset against current payments.

Gross Profit and Margin.
	Three months ended			Six months ended
	June 28, 2009	June 29, 2008	Percent Change	June 28, 2009	June 29, 2008	Percent Change
	(In millions, except percentages)
Product gross profit	$128.9	$22.4	475.4%	$56.3	$155.2	(63.7%)
Product gross margin (as a percent of product revenues)	21.1%	3.3%		4.7%	11.0%
Total gross margin (as a percent of total revenues)	34.1%	18.5%		17.8%	24.6%

Product gross margin for the three months ended June 28, 2009 was higher than the comparable period of fiscal year 2008 as the second quarter of fiscal year 2009 included a net benefit of $87.0 million from the sale of previously reserved inventory and the second quarter of fiscal year 2008 included inventory reserve charges.

Product gross margin for the six months ended June 28, 2009 was lower than the comparable period of fiscal year 2008 due primarily to aggressive industry price declines exceeding cost declines and charges in the first quarter of fiscal year 2009 for adverse purchase commitments associated with under-utilization of Flash Ventures’ capacity, partially offset by the sale of previously reserved inventory in the first half of fiscal year 2009.

Research and Development.
	Three months ended			Six months ended
	June 28, 2009	June 29, 2008	Percent Change	June 28, 2009	June 29, 2008	Percent Change
	(In millions, except percentages)
Research and development	$91.2	$112.1	(18.6%)	$178.1	$223.6	(20.3%)
Percent of revenue	12.5%	13.7%		12.8%	13.4%

Our research and development expense reduction for the three months ended June 28, 2009 versus the comparable period in fiscal year 2008 was due primarily to lower usage of third-party engineering services of $15.5 million, lower equipment depreciation and engineering material costs of $1.6 million, and lower employee-related costs of $3.8 million due to decreased headcount.  Our research and development expense reduction for the six months ended June 28, 2009 versus the comparable period in fiscal year 2008 was due primarily to lower usage of third-party engineering services of $27.4 million, lower equipment depreciation and engineering material costs of $6.3 million, and lower employee-related costs of $11.8 million due to decreased headcount and lower share-based compensation expense.

Sales and Marketing.
	Three months ended			Six months ended
	June 28, 2009	June 29, 2008	Percent Change	June 28, 2009	June 29, 2008	Percent Change
	(In millions, except percentages)
Sales and marketing	$50.4	$77.6	(35.1%)	$88.3	$157.8	(44.0%)
Percent of revenue	6.9%	9.5%		6.4%	9.5%

Our sales and marketing expense reduction for the three months ended June 28, 2009 versus the comparable period in fiscal year 2008 was primarily due to decreased branding and merchandising costs of $21.1 million and lower employee-related expenses of $3.6 million due primarily to decreased headcount.  Our sales and marketing expense reduction for the six months ended June 28, 2009 versus the comparable period in fiscal year 2008 was primarily due to decreased branding and merchandising costs of $57.1 million and lower employee-related expenses of $8.8 million due primarily to decreased headcount.

General and Administrative.
	Three months ended			Six months ended
	June 28, 2009	June 29, 2008	Percent Change	June 28, 2009	June 29, 2008	Percent Change
	(In millions, except percentages)
General and administrative	$38.7	$53.7	(27.9%)	$77.0	$111.5	(30.9%)
Percent of revenue	5.3%	6.6%		5.5%	6.7%

Our general and administrative expense reduction for the three months ended June 28, 2009 versus the comparable period in fiscal year 2008 was primarily related to lower legal and outside advisors costs of $8.6 million, lower bad debt expense of $4.1 million and lower employee-related costs of $4.9 million due to decreased headcount.  Our general and administrative expense reduction for the six months ended June 28, 2009 versus the comparable period in fiscal year 2008 was primarily related to lower legal and outside advisors costs of $20.0 million, lower bad debt expense of $7.7 million and lower employee-related costs of $8.4 million due to decreased headcount.

Amortization of Acquisition-Related Intangible Assets.
	Three months ended			Six months ended
	June 28, 2009	June 29, 2008	Percent Change	June 28, 2009	June 29, 2008	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$0.3	$4.6	(93.5%)	$0.6	$9.0	(93.3%)
Percent of revenue	─	0.6%		0.1%	0.5%

Amortization of acquisition-related intangible assets was lower in the three and six months ended June 28, 2009 compared to the three months ended June 29, 2008 due to the impairment of certain Matrix Semiconductor, Inc. and msystems Ltd. acquisition-related intangible assets in the fourth quarter of fiscal year 2008.

Restructuring and Other.
	Three months ended				Six months ended
	June 28, 2009		June 29, 2008	Percent Change	June 28, 2009	June 29, 2008	Percent Change
	(In millions, except percentages)
Restructuring and others	$	─	$4.1	(100.0%)	$0.8	$4.1	(80.5%)
Percent of revenue		─	0.5%		─	0.3%

For the three and six months ended June 28, 2009, we recorded zero and $0.8 million related to employee severance costs under our restructuring plans compared to $4.1 million recorded for the same periods in fiscal year 2008, respectively.  See Note 9, “Restructuring Plans,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Other Income (Expense).
	Three months ended			Six months ended
	June 28, 2009	June 29, 2008	Percent Change	June 28, 2009	June 29, 2008	Percent Change
	(In millions, except percentages)
Interest income	$14.1	$23.3	(39.5%)	$33.4	$49.0	(31.8%)
Interest expense	(17.3)	(16.3)	6.1%	(34.3)	(32.5)	5.5%
Income from equity investments	3.0	0.2	1400.0%	2.1	0.9	133.3%
Other income (expense), net	4.9	1.1	345.5%	(15.2)	4.8	(416.7%)
Total other income (expense), net	$4.7	$8.3	(43.4%)	$(14.0)	$22.2	(162.9%)

The decrease in total Other Income (Expense) for the three months ended June 28, 2009 versus the comparable period in fiscal year 2008 was primarily due to lower interest income as a result of reduced interest rates and lower cash and investment balances.  The decrease in total Other Income (Expense) for the six months ended June 28, 2009 versus the comparable period in fiscal year 2008 was primarily due to bank charges and fees of ($10.9) million related to the restructuring of Flash Ventures’ master equipment leases, impairment of our equity investment in FlashVision of ($7.9) million, and lower interest income of ($15.6) million due to reduced interest rates and lower cash and investment balances.

Provision for Income Taxes.
	Three months ended			Six months ended
	June 28, 2009	June 29, 2008	Percent Change	June 28, 2009	June 29, 2008	Percent Change
	(In millions, except percentages)
Provision for (benefit from) income taxes	$20.6	$(19.2)	207.8%	$44.6	$(11.3)	494.7%
Effective tax rate	27.3%	(20.6%)		(41.2%)	15.3%

The provision for income taxes for the three and six months ended June 28, 2009 consisted primarily of taxes for our income generating foreign jurisdictions and withholding taxes on license and royalty income from certain foreign licensees.  The change in our effective tax rate for the three and six months ended June 28, 2009 compared to the three and six months ended June 29, 2008 was primarily due to U.S. losses and credits for which no tax benefit has been provided due to our valuation allowance recorded in the fourth quarter of fiscal year 2008 on certain deferred tax assets.

Unrecognized tax benefits increased $6.8 million and $11.2 million during the three and six months ended June 28, 2009, respectively.  Unrecognized tax benefits of $135.3 million at June 28, 2009, included approximately $114.5 million that would impact the effective tax rate in the future.  In the second quarter of fiscal year 2009, we recognized interest and penalties of $0.2 million and $0.7 million, respectively, in income tax expense.  We are currently under audit by various state, federal and international tax authorities and cannot reasonably estimate that the outcome of these examinations will not have a material effect on our financial position, results of operations or liquidity.

Liquidity and Capital Resources.

Our cash flows were as follows:
	Six months ended
	June 28, 2009	June 29, 2008	Percent Change
	(In millions, except percentages)
Net cash used in operating activities	$(138.5)	$(114.0)	(21.5%)
Net cash provided by (used in) investing activities	53.3	(29.2)	282.5%
Net cash provided by financing activities	6.3	1.2	425.0%
Effect of changes in foreign currency exchange rates on cash	1.4	(2.2)	163.6%
Net decrease in cash and cash equivalents	$(77.5)	$(144.2)	46.3%

Operating Activities.  Cash used in operating activities is generated by our net loss adjusted for certain non-cash items and changes in operating assets and liabilities.  Cash used in operations was ($138.5) million for the first six months of fiscal year 2009 as compared to cash used in operations of ($114.0) million for the first six months of fiscal year 2008.  The increase in cash used by operations in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008 resulted primarily from a net loss of ($155.5) million compared with a net loss of ($62.8) million in the comparable period of the prior year, offset by non-cash charges of $160.1 million and increased by a use of cash of ($143.2) million resulting from changes in operating assets and liabilities.  Accounts receivable increased, a use of cash, in the first six months of fiscal year 2009, due to a reduction in promotional incentives and price protection.  Inventory decreased, a source of cash, due to restructuring of Flash Partners and Flash Alliance to reduce our captive flash memory capacity, running the captive capacity at less than full utilization in the first half of 2009, and reducing memory cost per gigabyte.  Other assets decreased, a source of cash, primarily due to a tax refund received in the first half of fiscal year 2009 related to carryback claims from the fiscal year 2008 net loss.  The decrease in accounts payable trade and accounts payable from related parties is related to the reduction in inventory and lower operating expenses than in prior years.  The decrease in other liabilities is a result of settlements in hedge contracts and the reduction in liabilities for Flash Ventures adverse purchase commitments associated with under utilization of Flash Ventures’ capacity.

Investing Activities.  Cash provided by investing activities for the first six months of fiscal year 2009 was $53.3 million as compared to cash used in investing activities of ($29.2) million in the first six months of fiscal year 2008.  The primary drivers of the change from fiscal years 2008 to 2009 were a reduction in the net loans made to Flash Ventures and a reduced investment in property and equipment.  In the first six months of fiscal year 2009, we loaned $377.9 million to Flash Ventures for equipment purchases and received $330.1 million on the collection of outstanding notes receivable from Flash Ventures for the sale of a portion of our production capacity and the return of excess cash from Flash Partners.  This resulted in a net loan to Flash Ventures of $47.8 million in the first six months of fiscal year 2009 compared to a loan of $134.1 million to Flash Ventures for equipment purchases in the first six months of fiscal year 2008.  In the first six months of fiscal year 2009, our property and equipment expenditures were $32.7 million, a reduction from the $106.9 million of property and equipment expenditures in the first six months of fiscal year 2008 primarily due to reduced expansion of manufacturing capacity.

Financing Activities.  Net cash provided by financing activities for the first six months of fiscal year 2009 was $6.3 million as compared to net cash provided by financing activities of $1.2 million in the first six months of fiscal year 2008 primarily due to the repayment of a $9.8 million outstanding line of credit in fiscal year 2008.

Liquid Assets.  At June 28, 2009, we had cash, cash equivalents and short-term investments of $1.36 billion.  We have $975.9 million of long-term investments which we believe are also liquid assets, but are classified as long-term investments due to the remaining contractual maturity of the investment being greater than one year.

Short-Term Liquidity.  As of June 28, 2009, our working capital balance was $1.48 billion.  We expect our loans to and investments in Flash Ventures as well as our investments in property and equipment to be approximately $0.5 billion in fiscal year 2009, of which $377.9 million was loaned to Flash Alliance in the first half of fiscal year 2009.  In addition, our 1% Convertible Notes due 2035 of $75.0 million may be redeemed in whole or in part by the holders thereof at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest on March 15, 2010 and various dates thereafter.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements.  The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of June 28, 2009, Flash Ventures was in compliance with all of its master lease covenants.  While our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, our R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.

On February 4, 2009, R&I confirmed our credit rating at BBB- with a change in outlook from stable to negative.  If R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $1.21 billion outstanding lease obligations covered by our guarantee under such Flash Ventures master lease agreements, based upon the exchange rate at June 28, 2009, which could negatively impact our short-term liquidity.

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

Financing Arrangements.  At June 28, 2009, we had $1.23 billion of aggregate principal amount in convertible notes outstanding, consisting of $1.15 billion in aggregate principal amount of our 1% Senior Convertible Notes due 2013 or 1% Notes due 2013, and $75.0 million in aggregate principal amount of our 1% Convertible Notes due 2035, or 1% Notes due 2035.  Our 1% Notes due 2035 may be redeemed in whole or in part by the holders thereof at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest on March 15, 2010 and various dates thereafter.

Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of June 28, 2009, the warrants had an expected life of approximately 4.1 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of June 28, 2009, the warrants had not been exercised and remain outstanding.  In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.  As of June 28, 2009, we had not purchased any shares under this convertible bond hedge agreement.

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

Under Flash Ventures’ agreements, we agreed to share in Toshiba’s costs associated with NAND product development and our common semiconductor research and development activities.  We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.  In the fourth quarter of fiscal year 2008, our requirement to fund common research and development activities ended and final funding was completed in the second quarter of fiscal year 2009.  As of June 28, 2009 and December 28, 2008, the Company had accrued liabilities related to these expenses of zero and $4.0 million, respectively.  We continue to participate in other common research and development activities with Toshiba but are not committed to any minimum funding level.

For semiconductor fixed assets that are leased by Flash Ventures, we and/or Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into from December 2004 through June 2008.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee as of June 28, 2009 was 114.9 billion Japanese yen, or approximately $1.21 billion based upon the exchange rate at June 28, 2009.

We and Toshiba have restructured Flash Ventures by selling more than 20% of Flash Ventures’ capacity to Toshiba.  The restructuring resulted in us receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277 million, was received in cash, reducing outstanding notes receivable from Flash Ventures and 53.2 billion Japanese yen reflected the transfer of off-balance sheet equipment lease guarantee obligations from us to Toshiba.  The restructuring was completed in a series of closings through March 31, 2009.  In the first quarter of fiscal year 2009, transaction costs of $10.9 million related to the sale and transfer of equipment and lease obligations were expensed.

From time-to-time, we and Toshiba mutually approve the purchase of equipment in the Flash Ventures for conversion to new process technologies or the addition of wafer capacity.  Flash Partners has previously reached full wafer capacity.  Flash Alliance’s production output ramped in 2008 to more than 50% of its estimated full wafer capacity.  There is currently no wafer expansion underway in Flash Alliance, and any future expansion of wafer capacity within Flash Alliance will be mutually agreed upon by both parties.  During fiscal year 2009, we expect to invest approximately $425.0 million in Flash Ventures primarily for new process technologies, which we expect will be funded through loans to Flash Ventures and working capital contributions from Flash Ventures.  We loaned $377.9 million to Flash Alliance in the first half of fiscal year 2009 as part of this investment plan.

FlashVision Venture with Toshiba.  In the second quarter of fiscal year 2008, we and Toshiba determined that production of NAND flash memory products utilizing 200-millimeter wafers was no longer cost effective relative to market prices for NAND flash memory and decided to wind-down FlashVision Ltd., or FlashVision, venture.  In the first six months of fiscal year 2009, we received distributions of $12.7 million, released $43.3 million of cumulative translation adjustments recorded in accumulated OCI and impaired the remaining $7.9 million relating to our investment in FlashVision.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at June 28, 2009, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 12, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.  Our most significant foreign currency exposure is to the Japanese yen in which we purchase the vast majority of our NAND flash wafers.  In addition, we also have significant costs denominated in the Chinese renminbi and the Israeli new shekel, and we have revenue denominated in the European euro and the British pound.  We do not enter into derivatives for speculative or trading purposes.  We use foreign currency forward and cross currency swap contracts to mitigate transaction gains and losses generated by certain monetary assets and liabilities denominated in currencies other than the U.S. dollar.  We use foreign currency forward contracts and options to partially hedge our future Japanese yen costs for NAND flash wafers.  Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in Other Income (Expense) or as a component of accumulated OCI and subsequently reclassified into Cost of Product Revenues in the same period or periods in which the cost of product revenues is recognized.  These foreign currency exchange exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  See Note 4, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

There were no significant changes to our critical accounting policies during the fiscal quarter ended June 28, 2009.  For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2008.

Recent Accounting Pronouncements

SFAS 167.  In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, or SFAS 167, Amendments to FASB Interpretation No. 46(R).  SFAS 167 amends FASB Interpretation No. 46(R), or FIN 46(R), to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity, or VIE based on whether the entity has the power to direct matters that most significantly impacts the VIE, and the obligation to absorb losses or the right to receive benefits of the VIE that could be potentially significant to the VIE.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary interest beneficiary of a VIE and not only when specific events has occurred.  SFAS 167 is effective for our reporting period that begins on January 4, 2010, and for interim periods within the first annual reporting period.  We are currently evaluating the effect that the provisions of SFAS 167 may have on our Condensed Consolidated Financial Statements.

SFAS 168.  In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, or SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.  The FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB as well as rules and interpretative releases of the SEC to be applied by non-governmental entities.  SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which arranges various sources of GAAP in a hierarchy for users to apply accordingly.  SFAS 168 is effective for our interim reporting period ending September 27, 2009, and for interim and annual reporting periods thereafter.  The adoption of SFAS 168 is not expected to affect our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  As of June 28, 2009, a hypothetical 50 basis point increase in interest rates would result in an approximate $9.8 million decline (less than 0.57%) of the fair value of our available-for-sale debt securities.

Foreign Currency Risk.  The majority of our revenues are transacted in the U.S. dollar, with some revenues transacted in the European euro, the British pound, and the Japanese yen.  Our flash memory costs, which represent the largest portion of our cost of revenues, are denominated in the Japanese yen.  We also have some cost of revenues denominated in Chinese renminbi.  The majority of our operating expenses are denominated in the U.S. dollar; however, we have expenses denominated in the Israeli new shekel and numerous other currencies.  On the balance sheet, we have numerous foreign currency denominated monetary assets and liabilities, with the largest monetary exposure being our notes receivable from Flash Ventures, which are denominated in Japanese yen.

We enter into foreign currency forward and cross currency swap contracts to hedge the gains or losses generated by the remeasurement of our significant foreign currency denominated monetary assets and liabilities.  The fair value of these contracts is reflected as other current assets or other current liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of Other Income (Expense) to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in Other Income (Expense).

We use foreign currency forward contracts and option contracts to partially hedge future Japanese yen flash memory costs.  These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated Other Comprehensive Income and subsequently recognized in cost of product revenues in the same period the hedged cost of product revenues is recognized.

At June 28, 2009, we had foreign currency forward exchange and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $417.2 million in foreign currencies to hedge our foreign currency denominated monetary net asset position.  The maturities of these contracts were 36 months or less.

At June 28, 2009, we had foreign currency forward exchange contracts and option contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $132.4 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 3 months or less.

The notional amount and unrealized gain of our outstanding cross currency swap and foreign currency forward contracts that are designated as balance sheet hedges as of June 28, 2009 is shown in the table below (in thousands).  This table also shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.  These changes in fair values would be largely offset in Other Income (Expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of June 28, 2009	Change in Fair Value Due to 10% Adverse Rate Movement
Balance sheet hedges:
Cross currency swap contracts entered	$(453,352)	$(7,766)	$(42,946)
Forward contracts sold	(228,450)	(1,753)	(18,192)
Forward contracts purchased	264,562	(643)	28,816
Total net outstanding contracts	$(417,240)	$(10,162)	$(32,322)

The notional amount and unrealized gain of our outstanding forward and option contracts that are designated as cash flow hedges as of June 28, 2009 is shown in the table below (in thousands).  This table also shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Unrealized Gain (Loss) as of June 28, 2009	Change in Fair Value Due to 10% Adverse Rate Movement
Cash flow hedges:
Forward contracts purchased	$35,755	$3,653	$(3,231)
Option contracts purchased	96,674	869	(4,142)
Total contracts purchased	$132,429	$4,522	$(7,373)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk.  We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies.  As of June 28, 2009, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $0.5 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at June 28, 2009.  Actual results may differ materially.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three and six months ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 14, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 29, 2009.

Our operating results may fluctuate significantly, which may adversely affect our financial condition and our stock price. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future.  Our results of operations are subject to fluctuations and other risks, including, among others:
  competitive pricing pressures, resulting in lower average selling prices and lower or negative product gross margins;
  expansion of supply from existing competitors and ourselves creating excess market supply, causing our average selling prices to decline faster than our costs;
  significant reduction in demand due to the prolonged and severe global economic downturn, or other conditions;
  price increases which could result in lower unit and gigabyte demand, potentially leading to reduced revenue and/or excess inventory;
  unpredictable or changing demand for our products, particularly demand for certain types or capacities of our products or for our products in certain markets or geographies;
  inability to match our captive memory output to overall market demand for our products, which could result in write-downs for excess inventory, lower of cost or market reserves, fixed costs associated with our investments, or other consequences;
  increased memory component and other costs as a result of currency exchange rate fluctuations to the U.S. dollar, particularly with respect to the Japanese yen;
  inability to adequately invest in future technologies and products while controlling operating expenses;
  our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations;
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
  a potential future downgrade in our corporate rating by Rating & Investment Information, Inc., leading to non-compliance with certain covenants in, or potential default under, certain Flash Venture master equipment leases;disruption in the manufacturing operations of suppliers, including suppliers of sole-sourced components;
  potential delays in the emergence of new markets and products for NAND-based flash memory and acceptance of our products in these markets;
  timing of sell-through and the financial liquidity and strength of our distributors and retail customers;
  errors or defects in our products caused by, among other things, errors or defects in the memory or controller components, including memory and non-memory components we procure from third-party suppliers;
  write-downs or impairments of our investments in fabrication capacity, equity investments and other assets;
  insufficient assembly and test capacity from our Shanghai facility or our contract manufacturers; and
  the other factors described under “Risk Factors” and elsewhere in this report.

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margins in the past and, if we do not experience adequate price elasticity, our revenues may continue to decline. For more than a year through 2008, the NAND flash memory industry was characterized by supply exceeding demand, which led to significant declines in average selling prices.  Price declines have exceeded our cost declines in each of the last three fiscal years, resulting in negative product gross margins in fiscal year 2008 and the first quarter of fiscal year 2009.  Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND and new technologies or other strategic actions taken by us or our competitors to gain market share.  If our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions continue to fail to keep pace with the rate of price declines, our product gross margins and operating results will continue to be negatively impacted, leading to quarterly or annual net losses.

Over our history, price decreases have generally been more than offset by increased unit demand and demand for products with increased storage capacity.  However, in fiscal year 2008 and the first half of 2009, price declines outpaced unit and megabyte growth resulting in reduced revenue as compared to prior comparable periods.  There can be no assurance that current and future price reductions will result in sufficient demand for increased product capacity or unit sales, which could continue to harm our revenue and margins.

Price increases could reduce our overall product revenues and harm our financial position.  In the first half of fiscal year 2009, we increased prices in order to improve profitability.  Price increases can result in reduced growth in gigabyte demand based upon market conditions.  For example, in the second quarter of fiscal year 2009, our average selling price per gigabyte increased 12% and our gigabytes sold decreased 7%, both on a sequential quarter basis.  If we continue to raise prices in order to improve our profit margins, our product revenues may be harmed and we may have excess inventory.

We have incurred negative product gross margins and net losses, which may continue to reduce our cash flows and harm our financial condition. We experienced negative product gross margins during the third and fourth quarters of fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs.  Our ability to sustain positive product gross margin and profitability on a quarterly or annual basis in the future depends in part on industry and our supply/demand balance, our ability to stabilize our average selling price per gigabyte for several consecutive quarters, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  If we fail to return to profitability on a consistent basis, continued operating losses will reduce our cash flows and cash resources, and negatively harm our business and financial condition.  If we are unable to generate sufficient cash, we may have to reduce, curtail or terminate certain business activities.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer. Our ten largest customers represented approximately 50% and 46% of our total revenues in the three and six months ended June 28, 2009, respectively, compared to 47% and 48% in the three and six months ended June 29, 2008, respectively.  In the three and six months ended June 28, 2009 and June 29, 2008, revenue from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 14%, 11%, 14% and 13% of our total revenues, respectively.  No other customer exceeded 10% of our total revenues during these periods.  The composition of our major customer base has changed over time, and we expect this pattern to continue as our markets and strategies evolve, making our revenues less predictable from period-to-period.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and key patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact our business, financial condition and results of operations. A significant portion of our sales are made through retailers, either directly or through distributors.  Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs.  As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors.  Price protection against declines in our selling prices has the effect of reducing our deferred revenues and eventually, our revenues.  If our retailers and distributors are not successful, due to weak consumer retail demand caused by the current worldwide economic downturn, decline in consumer confidence, or other factors, we could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations.  Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors.  Certain of our retail and distributor partners are experiencing financial difficulty and prolonged negative economic conditions could cause liquidity issues for our retail and distributor customers and channels.  For example, two of our North American retail customers, Circuit City, Inc. and Ritz Camera Centers, Inc., filed for bankruptcy protection.  Negative changes in customer credit worthiness; the ability of our customers to access credit; or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.  In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory or impairment charges.

Our financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which has deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future. Demand for our products is adversely affected by negative macroeconomic factors affecting consumer spending.  The severe tightening of consumer credit, low level of consumer liquidity, and extreme volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending.  These and other economic factors have reduced demand growth for our products and harmed our business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to our business, financial condition and results of operations.

Our revenues depend in part on the success of products sold by our OEM customers. A significant portion of our sales are to OEMs, which either bundle or embed our flash memory products with their products, such as mobile phones, GPS devices and computers.  Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell their products successfully in their markets.  Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to not use our products, our results of operations and financial condition could be harmed.

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

Our strategy of investing in captive manufacturing sources could harm us if our competitors are able to produce products at lower costs or if industry supply continues to exceed demand. We secure captive sources of NAND through our significant investments in manufacturing capacity.  We believe that by investing in captive sources of NAND, we are able to develop and obtain supply at the lowest cost and access supply during periods of high demand.  Our significant investments in manufacturing capacity require us to obtain and guarantee capital equipment leases and use available cash, which could be used for other corporate purposes.  To the extent we secure manufacturing capacity and supply that is in excess of demand, or our cost is not competitive with other NAND suppliers, we may not achieve an adequate return on our significant investments and our revenues, gross margins and related market share may be harmed.  We may also incur increased inventory or impairment charges related to our captive manufacturing investments and may not be able to exit those investments without significant cost to us.  For example, in fiscal year 2008, we took impairment charges related to FlashVision, Flash Partners and Flash Alliance of approximately $93 million, primarily due to NAND industry pricing conditions due to supply exceeding demand.  In addition, in fiscal year 2008, we recorded inventory reserves primarily for lower-of-cost-or-market for both inventory on-hand and in the channel of $394 million. We also recorded charges of $121 million and $63 million in fiscal year 2008 and the first quarter of fiscal year 2009, respectively, for adverse purchase commitments associated with under utilization of Flash Partners and Flash Alliance capacity for the 90-day period in which we have non-cancelable orders.

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

We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products. We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues.  New applications, such as the adoption of flash-based SSDs that are designed to replace hard disk drives in devices such as computers and servers, can take several years to develop.  We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate.  For the SSD market to become sizeable, the cost of flash memory must decline significantly so that the cost to consumers is competitive with the cost of hard disk drives.  We believe this will require us to implement multi-level cell, or MLC, technology into our SSDs, which will require us to develop new controllers.  There can be no assurance that our MLC-based SSDs will complete development, will be able to meet the specifications required to gain customer qualification and acceptance or will be delivered to the market on a timely basis.  For example, in July 2009, we communicated that we were late to the market with our G3 SSD product.  Other new products, such as slotMusic™ and slotRadio™, our pre-loaded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  For example, our Sansa®Connect™ product, a Wi-Fi® enabled MP3 player, did not achieve market acceptance or our expected sales volume.

New applications may require significant up-front investment with no assurance of long-term commercial success or profitability.  As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all.

Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products.  For example, certain handset manufacturers and flash memory chip producers are currently advocating and developing a new standard, referred to as Universal Flash Storage, or UFS, for flash memory cards used in mobile phones.  Intel Corporation, or Intel, and Micron Technology, Inc., or Micron, have also developed a new specification for a NAND flash interface, called Open NAND Flash Interface, or ONFI, which would be used primarily in computing devices.  Broad acceptance of new standards, technologies or products may reduce demand for some of our products.  If this decreased demand is not offset by increased demand for new form factors or products that we offer, our results of operations would be harmed.

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

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations.  If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed.  To the extent that we are unable to renew license agreements under similar terms or at all, our financial results would be adversely impacted by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees.  In May 2009, we signed a new license agreement with Samsung, effective August 2009, at a lower effective royalty rate as compared to the previous license agreement.  If our licensees fail to perform on a portion or all of their contractual obligations, we may incur costs to enforce the terms of our licenses and there can be no assurance that our enforcement and collection efforts will be effective.  In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

Under certain conditions, a portion or the entire outstanding lease obligations related to Flash Ventures’ master equipment lease agreements could be accelerated, which would harm our business, results of operations, cash flows, and liquidity.  Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of June 28, 2009, Flash Ventures were in compliance with all of their master lease covenants.  While our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, our R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.

On February 4, 2009, R&I confirmed our credit rating at BBB- with a change in outlook from stable to negative.  If R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration if an event of default occurs and if we failed to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $1.21 billion, based upon the exchange rate at June 28, 2009, covered by our guarantee under the Flash Ventures master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has, and is currently experiencing significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers’ products and declines in general economic conditions.  The flash memory industry has recently experienced significant excess supply, reduced demand, high inventory levels, and accelerated declines in selling prices.  If the oversupply of NAND-based flash products continues, we may be forced to hold excessive inventory, sell our inventory below cost, and record inventory write-downs, all of which would place additional pressure on our results of operation and our cash position.

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

Currently, our controller wafers are manufactured by Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Company, Ltd., Tower Semiconductor Ltd., and United Microelectronics Corporation.  Any disruption in the manufacturing operations of our controller wafer vendors would result in delivery delays, adversely affect our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take several quarters to complete.  In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources.  If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and market share, and our business, financial condition and operating results may suffer.  Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages. The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error.  Yield problems may not be identified or improved until an actual product is manufactured and can be tested.  As a result, yield problems may not be identified until the wafers are well into the production process.  We have from time-to-time experienced yields that have adversely affected our business and results of operations.  We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations.  For example, if the production ramp and/or yield of 43-nanometer X3 and X4 technology wafers, or 43-nanometer or 32-nanometer X2 technology wafers do not increase as expected in the remainder of fiscal year 2009, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and results of operations will be harmed.

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

We depend on our third-party subcontractors and our business could be harmed if our subcontractors do not perform as planned. We rely on third-party subcontractors for a portion of our wafer testing, IC assembly, product assembly, product testing and order fulfillment.  From time-to-time, our subcontractors have experienced difficulty meeting our requirements.  If we are unable to increase the capacity of our current subcontractors or qualify and engage additional subcontractors, we may not be able to meet demand for our products.  We do not have long-term contracts with our existing subcontractors nor do we expect to have long-term contracts with any new subcontractors.  We do not have exclusive relationships with any of our subcontractors, and therefore, cannot guarantee that they will devote sufficient resources to manufacturing our products.  We are not able to directly control product delivery schedules.  Furthermore, we manufacture on a turnkey basis with some of our subcontractors.  In these arrangements, we do not have visibility and control of their inventories of purchased parts necessary to build our products or of the progress of our products through their assembly line.  Any significant problems that occur at our subcontractors, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would have adverse effects on our operating results.

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business. Successive generations of our products have incorporated semiconductors with greater memory capacity per chip.  The transition to new generations of products, such as products containing 32-nanometer process technologies and/or X3 and X4 bit technologies, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of any manufacturing processes, as well as extensive qualification of the new products by both us and our OEM customers.  There can be no assurance that these transitions or other future technology transitions will occur on schedule or at the yields or costs that we anticipate.  If Flash Ventures encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results.  Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.  We have periodically experienced significant delays in the development and volume production ramp-up of our products.  Similar delays could occur in the future and could harm our business, financial condition and results of operations.

Our products may contain errors or defects, which could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims and litigation. Our products are complex, must meet stringent user requirements, may contain errors or defects and the majority of our products are warrantied for one to five years.  Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from non-captive sources.  In addition, the substantial majority of our flash memory is supplied by Flash Ventures, and if the wafers contain errors or defects, our overall supply could be adversely affected.  These factors could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, indemnification of our customer’s product recall costs, warranty claims and litigation.  We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and result in an adverse effect on our results of operations and financial condition.

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

From time-to-time, we overestimate our requirements and build excess inventory, or underestimate our requirements and have a shortage of supply, either of which harm our financial results. The majority of our products are sold into consumer markets, which are difficult to accurately forecast.  Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter.  Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products.  We have in the past significantly over-forecasted or under-forecasted actual demand for our products.  The failure to accurately forecast demand for our products will result in lost sales or excess inventory, both of which will harm our business, financial condition and results of operations.  In addition, we may increase our inventory in anticipation of increased demand or as captive wafer capacity ramps.  If demand does not materialize, we may be forced to write-down excess inventory or write-down inventory to the lower of cost or market, as was the case in fiscal year 2008 and the first quarter of fiscal year 2009, which may harm our financial condition and results of operations.

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

We are sole-sourced from time to time for certain of our components and the absence of a back-up supplier exposes our supply chain to unanticipated disruptions. We rely on our vendors, some of which are the sole source of supply for certain of our components.  We do not have long-term supply agreements with most of these vendors.  Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner or at all.

Our global operations and operations at Flash Ventures and third-party subcontractors are subject to risks for which we may not be adequately insured. Our global operations are subject to many risks including errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities and fires or natural disasters.  No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, coverage of our insurance policies.  From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases at all.  We cannot assure you that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially.  We maintain limited insurance coverage and in some cases no coverage for natural disasters and sudden and accidental environmental damages as these types of insurance are sometimes not available or available only at a prohibitive cost.  Accordingly, we may be subject to an uninsured or under-insured loss in such situations.  We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures.  If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants.  In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our business, results of operations and financial condition. A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates.  These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen.  For example, in fiscal year 2008 the Japanese yen significantly appreciated relative to the U.S. dollar and this increased our costs of NAND flash wafers, negatively impacting our gross margins and results of operations.  In addition, our investments in Flash Ventures are denominated in Japanese yen and adverse changes in the exchange rate could increase the cost to us of future funding or increase our exposure to asset impairments.  We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia.  Additionally, we have exposures to emerging market currencies, which can be extremely volatile.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies.  We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

We enter into foreign exchange forward and cross currency swap contracts to reduce the impact of foreign currency fluctuations on certain foreign currency assets and liabilities.  In addition, we hedge certain anticipated foreign currency cash flows with foreign exchange forward and option contracts.  We generally have not hedged our future investments and distributions denominated in Japanese yen related to Flash Ventures.

Our attempts to hedge against currency risks may not be successful, resulting in an adverse impact on our results of operations.  In addition, if we do not successfully manage our hedging program in accordance with current accounting guidelines, we may be subject to adverse accounting treatment of our hedging program, which could harm our results of operations and financial condition.  There can be no assurance that this hedging program will be economically beneficial to us.  Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and/or other restrictions.  Continued operating losses, third party downgrades of our credit rating or continued instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate fluctuation risk, which could negatively impact our business, results of operations and financial condition.

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

We and numerous other companies have been sued in the United States District Court of the Northern District of California in purported consumer class actions alleging a conspiracy to fix, raise, maintain or stabilize the pricing of flash memory, and concealment thereof, in violation of state and federal laws.  The lawsuits purport to be on behalf of classes of purchasers of flash memory.  The lawsuits seek restitution, injunction and damages, including treble damages, in an unspecified amount.  In addition, in September 2007, we received a notice from the Canadian Competition Bureau that the Bureau has commenced an industry-wide investigation with respect to alleged anti-competitive activity regarding the conduct of companies engaged in the supply of NAND flash memory chips to Canada and requesting that we preserve any records relevant to such investigation.  We are unable to predict the outcome of these lawsuits and investigations.  The cost of discovery and defense in these actions as well as the final resolution of these alleged violations of antitrust laws could result in significant liability and expense and may harm our business, financial condition and results of operations.  For additional information concerning these proceedings, see Part II, Item 1, “Legal Proceedings.”

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

We have been, and expect to continue to be, subject to claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property or related rights of third parties.  For example, in 2005, STMicroelectronics, Inc., or STMicro, filed a complaint against us and our CEO, Dr. Eli Harari, alleging that it has an ownership interest in certain of our patents.  In January 2009, we and Dr. Harari filed a motion for summary judgment and the Court denied this motion.  A trial has been set for October 2009.

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

We may engage in business combinations that are dilutive to existing stockholders, result in unanticipated accounting charges or otherwise harm our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, collaborations, capital investments and the purchase, licensing or sale of assets.  If we issue equity securities in connection with an acquisition, the issuance may be dilutive to our existing stockholders.  Alternatively, acquisitions made entirely or partially for cash would reduce our cash reserves.

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

Our success depends on our key personnel, including our executive officers, the loss of whom could disrupt our business. Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, chairman and chief executive officer.  We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time.  Our success will also depend on our ability to recruit additional highly skilled personnel.  Historically, a significant portion of our employee compensation has been dependent on equity compensation, which is directly tied to our stock price.  Currently, the equity incentives for a substantial portion of our employees are underwater, and as a result, our equity compensation has little or no retention value.  In addition, we did not pay any bonus related to fiscal year 2008.  Furthermore, we canceled our annual merit salary increases, instituted forced shutdown days, and reduced certain employee benefits to reduce costs.  These actions or any further reduction in compensation elements may make it more difficult for us to hire or retain key personnel.

We may incur additional restructuring charges or not realize the expected benefits of new initiatives to reduce costs across our operations. In fiscal year 2008, we pursued a number of initiatives to reduce costs across our operations.  These initiatives included workforce reductions in certain areas as we realigned our business.  In fiscal year 2008 and the first six months of fiscal 2009, we recorded charges of $35.5 million and $0.8 million, respectively, for employee severance and benefits for employee reductions worldwide, marketing contract termination costs, technology license impairments, fixed asset impairments, and other charges.  We may not realize the expected benefits of these initiatives.  In addition, we continue to focus on reducing our costs, which could result in future restructuring or other charges and could result in disruptions in our operations and loss of key personnel.

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

We have recently upgraded our enterprise-wide information systems, controls, processes and procedures, and any issues with the new systems could materially impact our business operations and/or financial results. At the beginning of the third quarter of fiscal year 2009, we implemented a new enterprise resource planning, or ERP, system.  Any ERP system problems, quality issues or programming errors could impact our continued ability to successfully operate our business or to timely and accurately report our financial results.  In addition, any distraction of our workforce due to the new systems could harm our business or results of operations.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability. We are subject to income tax in the U.S. and numerous foreign jurisdictions.  Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions.  We are subject to ongoing tax audits in various jurisdictions.  Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes.  We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision.  However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our results of operations or financial condition.  For example, we are currently under a federal income tax audit for multiple years and it may take significant time before the resolution or findings from the audit are known.  Additionally, this audit may impact the timing and/or amount of our refund claims.  In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process.  In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.  Any of these changes could affect our profitability.

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

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if our internal control over financial reporting is not effective, our business could suffer. In connection with our certification process under Section 404 of Sarbanes-Oxley Act, we have identified in the past and will from time-to-time identify deficiencies in our internal control over financial reporting.  We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness.  A material weakness or deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline.  Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls could have a negative impact on our reputation, business and stock price.  Any internal control or procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and cannot prevent human error, intentional misconduct or fraud.

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
We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013 and our 1% Convertible Notes due 2035.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  In addition, we may enter into future agreements to increase manufacturing capacity, including the expansion of Fab 4.  As of June 28, 2009 we had guarantee obligations for Flash Ventures’ master lease agreements of approximately $1.21 billion.  In addition, we have significant commitments for the future fixed costs of Flash Ventures.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 27, 2009, the following individuals were elected to the Company’s Board of Directors.

	Votes For	Votes Withheld
Dr. Eli Harari	162,747,300	31,408,841
Irwin Federman	129,695,160	64,460,981
Steven J. Gomo	164,883,032	29,273,109
Eddy W. Hartenstein	164,431,224	29,724,917
Catherine P. Lego	164,828,227	29,327,914
Michael E. Marks	135,506,628	58,649,513
Dr. James D. Meindl	135,467,916	58,688,225

The following proposals were also approved at the Company’s Annual Meeting.

	Votes For	Votes Against	Votes Abstained	Non-votes

Ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 3, 2010	190,291,325	3,611,329	253,486	—
Approve amendment to Certificate of Incorporation to eliminate cumulative voting for directors of the Company	180,445,376	11,813,610	1,897,155	—
Approve amendment to increase number of shares reserved for issuance under the Company’s 2005 Incentive Plan	110,335,381	40,877,981	171,265	—
Approve amendment to the Company’s 2005 Incentive Plan to increase allocation of shares that may be issued without cash consideration	109,955,972	41,199,009	229,648	—
Vote on a stockholder proposal regarding director election majority vote standard	117,553,045	33,518,598	312,986	—

The following proposal was not approved at the Company’s Annual Meeting.

	Votes For	Votes Against	Votes Abstained	Non-votes
Vote on a stockholder proposal regarding preparation and publication of a sustainability report	28,011,159	81,643,957	41,729,512	—

Item 5.	Other Information

None.

Item 6.	Exhibits

The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDISK CORPORATION (Registrant)

Dated: August 6, 2009	By: /s/ Judy Bruner
Judy Bruner Executive Vice President, Administration and Chief Financial Officer (On behalf of the Registrant and as Principal Fnancial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1
Agreement and Plan of Merger and Reorganization, dated as of October 20, 2005, by and among the Registrant, Mike Acquisition Company LLC, Matrix Semiconductor, Inc. and Bruce Dunlevie as the stockholder representative for the stockholders of Matrix Semiconductor, Inc.(1)

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among the Registrant, Project Desert, Ltd. and msystems Ltd.(2)
3.1	Restated Certificate of Incorporation of the Registrant.(3)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(5)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(6)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.(7)
3.6	Amended and Restated Bylaws of the Registrant, as amended to date.(7)
3.7	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 14, 1997.(8)
3.8	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(9)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.(3), (4), (5), (6), (7)
4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)
4.3	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.(10)
10.1	SanDisk Corporation Amended and Restated 2005 Incentive Plan, as amended.(***)(11)
12.1	Computation of Ratio of Earnings to Fixed Charges.(*)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

*	Filed herewith.
**	Furnished herewith.
***	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.
(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 1, 2006.
(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).
(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(5)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).
(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.
(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2009.
(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.
(9)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.
(10)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A/A dated November 8, 2006.
(11)	Previously filed as an Annex to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on April 15, 2009.