Form 10-Q
period 2009-09-27
SANDISK CORP
filed 2009-11-06
CIK 1000180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Number of shares outstanding of the issuer’s common stock $0.001 par value, as of September 27, 2009: 228,213,584.

SanDisk Corporation

PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

SANDISK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2009	December 28, 2008
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$752,483	$962,061
Short-term investments	699,577	477,296
Accounts receivable from product revenues, net	279,676	122,092
Inventory	620,976	598,251
Deferred taxes	84,680	84,023
Other current assets	75,542	469,961
Total current assets	2,512,934	2,713,684
Long-term investments	1,132,365	1,097,302
Property and equipment, net	322,428	396,987
Notes receivable and investments in the flash ventures with Toshiba	1,600,810	1,602,291
Deferred taxes	14,941	15,188
Intangible assets, net	63,663	63,182
Other non-current assets	102,143	43,506
Total assets	$5,749,284	$5,932,140

LIABILITIES
Current liabilities
Accounts payable trade	$123,454	$240,985
Accounts payable to related parties	292,737	370,006
Convertible short-term debt	75,000	—
Other current accrued liabilities	216,317	502,443
Deferred income on shipments to distributors and retailers and deferred revenue	246,279	149,575
Total current liabilities	953,787	1,263,009
Convertible long-term debt	919,470	954,094
Non-current liabilities	317,824	274,316
Total liabilities	2,191,081	2,491,419

Commitments and contingencies (see Note 12)

EQUITY
Stockholders’ equity
Preferred stock	—	—
Common stock	228	226
Capital in excess of par value	4,225,417	4,154,166
Accumulated deficit	(826,994)	(902,799)
Accumulated other comprehensive income	160,962	188,977
Total stockholders’ equity	3,559,613	3,440,570
Non-controlling interests	(1,410)	151
Total equity	3,558,203	3,440,721
Total liabilities and equity	$5,749,284	$5,932,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008*	September 27, 2009	September 28, 2008*
	(In thousands, except per share amounts)
Revenues
Product	$813,811	$689,556	$2,012,342	$2,101,115
License and royalty	121,360	131,941	312,873	386,360
Total revenues	935,171	821,497	2,325,215	2,487,475

Cost of product revenues	495,769	812,832	1,631,691	2,039,994
Amortization of acquisition-related intangible assets	3,132	14,582	9,396	43,746
Total cost of product revenues	498,901	827,414	1,641,087	2,083,740
Gross profit (loss)	436,270	(5,917)	684,128	403,735
Operating expenses
Research and development	94,925	104,560	273,080	328,137
Sales and marketing	55,750	87,859	144,037	245,653
General and administrative	45,350	47,091	122,311	158,579
Amortization of acquisition-related intangible assets	292	4,766	875	13,794
Restructuring and other	—	—	765	4,085
Total operating expenses	196,317	244,276	541,068	750,248
Operating income (loss)	239,953	(250,193)	143,060	(346,513)
Interest income	14,012	25,988	47,460	75,026
Interest (expense) and other income (expense), net	(16,550)	(38,889)	(63,975)	(65,719)
Total other income (expense)	(2,538)	(12,901)	(16,515)	9,307
Income (loss) before income taxes	237,415	(263,094)	126,545	(337,206)
Provision for (benefit from) income taxes	6,122	(97,195)	50,740	(108,513)
Net income (loss)	$231,293	$(165,899)	$75,805	$(228,693)

Net income (loss) per share:
Basic	$1.02	$(0.74)	$0.33	$(1.02)
Diluted	$0.99	$(0.74)	$0.33	$(1.02)
Shares used in computing net income (loss) per share:
Basic	227,771	225,682	227,092	225,030
Diluted	232,724	225,682	230,936	225,030
_________________
* As adjusted for the adoption of new accounting standards. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Non-Controlling Interests	Total Equity
	(In thousands)
Balance at December 28, 2008	226,128	$226	$4,154,166	$(902,799)	$188,977	$3,440,570	$151	$3,440,721
Net income (loss)	—	—	—	75,805	—	75,805	(1,561)	74,244
Unrealized income on available-for-sale investments	—	—	—	—	40,733	40,733	—	40,733
Foreign currency translation	—	—	—	—	19,740	19,740	—	19,740
Unrealized loss on hedging activities	—	—	—	—	(88,488)	(88,488)	—	(88,488)
Comprehensive income (loss)						47,790	(1,561)	46,229
Issuance of shares pursuant to equity plans	927	—	2,833	—	—	2,833	—	2,833
Issuance of shares pursuant to employee stock purchase plan	1,159	2	11,163	—	—	11,165	—	11,165
Share-based compensation expense	—	—	57,255	—	—	57,255	—	57,255
Balance at September 27, 2009	228,214	$228	$4,225,417	$(826,994)	$160,962	$3,559,613	$(1,410)	$3,558,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 27, 2009	September 28, 2008*
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$75,805	$(228,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred and other taxes	2,521	(43,949)
Depreciation	114,595	134,341
Amortization	56,686	102,280
Provision for doubtful accounts	1,675	6,211
Share-based compensation expense	58,058	73,885
Excess tax benefit from share-based compensation	—	(2,037)
Impairment, restructuring and other charges	5,701	27,578
Other non-cash charges	983	15,730
Changes in operating assets and liabilities:
Accounts receivable from product revenues	(159,260)	338,210
Inventory	(37,151)	(157,336)
Other assets	339,275	28,250
Accounts payable trade	(117,625)	(43,536)
Accounts payable to related parties	(77,269)	(29,007)
Other liabilities	(164,170)	(199,803)
Total adjustments	24,019	250,817
Net cash provided by operating activities	99,824	22,124

Cash flows from investing activities:
Purchases of short and long-term investments	(1,237,877)	(1,668,510)
Proceeds from sales of short and long-term investments	860,855	1,288,906
Proceeds from maturities of short and long-term investments	143,117	479,848
Acquisition of property and equipment	(43,354)	(112,680)
Investment in Flash Alliance Ltd.	—	(96,705)
Distribution from FlashVision Ltd.	12,713	102,530
Notes receivable issuance, Flash Partners Ltd. and Flash Alliance Ltd.	(377,923)	(130,528)
Notes receivable proceeds, Flash Partners Ltd. and Flash Alliance Ltd.	330,149	—
Acquisition of MusicGremlin, Inc.	—	(4,604)
Purchased technology and other assets	(13,790)	(875)
Net cash (used) in investing activities	(326,110)	(142,618)

Cash flows from financing activities:
Repayment of debt financing	—	(9,785)
Proceeds from employee stock programs	13,998	19,358
Excess tax benefit from share-based compensation	—	2,037
Net cash provided by financing activities	13,998	11,610

Effect of changes in foreign currency exchange rates on cash	2,710	(3,758)
Net decrease in cash and cash equivalents	(209,578)	(112,642)
Cash and cash equivalents at beginning of the period	962,061	833,749
Cash and cash equivalents at end of the period	$752,483	$721,107
_________________
* As adjusted for the adoption of new accounting standards. See Note 1.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDISK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Organization and Summary of Significant Accounting Policies

Organization

These interim Condensed Consolidated Financial Statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of SanDisk Corporation and its subsidiaries (the “Company”) as of September 27, 2009, the Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2009 and September 28, 2008, the Condensed Consolidated Statement of Equity for the nine months ended September 27, 2009, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2009 and September 28, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s most recent Annual Report on Form 10-K/A filed on February 26, 2009 and Form 8-K filed on June 3, 2009.  Certain prior period amounts have been reclassified to conform to the current period presentation including certain cash flow line items within individual categories.  The results of operations for the three and nine months ended September 27, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company’s fiscal year ends on the Sunday closest to December 31, and its fiscal quarters end on the Sunday closest to March 31, June 30, and September 30, respectively.  The third quarter of fiscal years 2009 and 2008 ended on September 27, 2009 and September 28, 2008, respectively.  Fiscal year 2009 consists of 53 weeks with the fourth quarter of fiscal year 2009 having 14 weeks and ending on January 3, 2010, and fiscal year 2008 consisted of 52 weeks and ended on December 28, 2008.

Basis of Presentation.  The Company has evaluated, recorded and disclosed material subsequent events in the Notes to Condensed Consolidated Financial Statements, if any, that has occurred up to the date of the filing of this interim report on Form 10-Q on November 5, 2009.  For accounting and disclosure purposes, the exchange rate at September 27, 2009 of 90.20 was used to convert Japanese yen to U.S. dollar.

Effective December 29, 2008, the Company adopted new standards issued by the Financial Accounting Standards Board (“FASB”) related to the Company’s minority interests.  This guidance applies prospectively, except for presentation and disclosure requirements which are applied retrospectively, and requires reclassification of non-controlling interests for all periods presented in accordance with new disclosure requirements.  In compliance, the Company’s minority interest has been reclassified as non-controlling interests for all periods presented, and is a component of equity in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Equity.  The recognition of non-controlling interests in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective December 29, 2008, the Company implemented a change in accounting and has separately accounted for the liability and equity components of its 1% Convertible Senior Notes due 2013, which may be settled in cash upon conversion, and retrospectively applied this guidance to all periods presented.  In determining the value of the liability and equity components, the Company calculated the value of the conversion component of the debt and recorded this value as a component of equity and a corresponding debt discount.  The debt discount, which is a reduction to the carrying value of the debt, will be amortized as additional non-cash interest expense over the term of the original note.  The retrospective application of this accounting change affects fiscal years 2006 through 2008.  Income taxes have been recorded on the foregoing adjustments to the extent tax benefits were available.  See Note 2, “Financing Arrangements.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table reflects the impact of the adoption of the new accounting pronouncements in the Company’s previously published Condensed Consolidated Statement of Operations for the three and nine months ended September 28, 2008 (in thousands, except for per share amounts):

	Three months ended September 28, 2008		Nine months ended September 28, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Interest (expense) and other income (expense), net	$(26,438)	$(38,889)	$(29,052)	$(65,719)
Provision for (benefit from) income taxes	(95,449)	(97,195)	(95,348)	(108,513)
Net loss	(155,194)	(165,899)	(205,191)	(228,693)
Net loss per share:
Basic	$(0.69)	$(0.74)	$(0.91)	$(1.02)
Diluted	$(0.69)	$(0.74)	$(0.91)	$(1.02)

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

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  The estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, intellectual property claims, product returns, bad debts, inventories and related reserves, investments, income taxes, warranty obligations, restructuring, contingencies, share-based compensation, and litigation.  The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances.  These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources.  Actual results could materially differ from these estimates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Recent Accounting Pronouncements

In June 2009, the FASB amended the existing guidance on consolidation of variable interest entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity has the power to direct matters that most significantly impacts the VIE, and the obligation to absorb losses or the right to receive benefits of the VIE that could be potentially significant to the VIE.  This amendment also requires the Company to perform ongoing periodic reassessments of whether an enterprise is the primary interest beneficiary of a VIE and not only when specific events have occurred.  This amendment is effective for the Company’s reporting period that begins on January 4, 2010, and for interim periods within the first annual reporting period.  Management is currently evaluating the effect that the provisions of this amendment may have on the Company’s Condensed Consolidated Financial Statements.

In October 2009, the FASB issued authoritative guidance to update the accounting and reporting requirements for revenue arrangements with multiple deliverables.  This guidance established a selling price hierarchy, which allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available.  This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year.  The Company is currently assessing the impact of the adoption on its financial condition and results of operations.

In October 2009, the FASB issued authoritative guidance that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole.  More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance.  This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year.  The Company is currently assessing the impact of the adoption on its financial condition and results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

2.     Financing Arrangements

The following table reflects the carrying value of the Company’s convertible debt as of September 27, 2009 and December 28, 2008 (in millions):

	September 27, 2009	December 28, 2008
1% Notes due 2013	$1,150.0	$1,150.0
Less: Unamortized interest discount	(230.5)	(270.9)
Net carrying amount of 1% Notes due 2013	919.5	879.1
1% Notes due 2035	75.0	75.0
Total convertible debt	994.5	954.1
Less: convertible short-term debt	(75.0)	—
Convertible long-term debt	$919.5	$954.1

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

As discussed in Note 1, “Basis of Presentation,” the Company separately accounts for the liability and equity components of the 1% Notes due 2013.  The principal amount of the liability component of $753.5 million as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 7.4%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature.  The carrying value of the equity component was $241.9 million as of September 27, 2009 and December 28, 2008.

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component (in millions):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Contractual interest coupon	$2.9	$2.9	$8.6	$8.6
Amortization of interest discount	13.7	12.7	40.4	37.5
Total interest cost recognized	$16.6	$15.6	$49.0	$46.1

The remaining unamortized interest discount of $230.5 million as of September 27, 2009 will be amortized over the remaining life of the 1% Notes due 2013, which is approximately 3.6 years.

Concurrent with the issuance of the 1% Notes due 2013, the Company sold warrants to acquire shares of its common stock at an exercise price of $95.03 per share.  As of September 27, 2009, the warrants had an expected life of approximately 3.9 years and expire in August 2013.  At expiration, the Company may, at its option, elect to settle the warrants on a net share basis.  As of September 27, 2009, the warrants had not been exercised and remain outstanding.  In addition, counterparties agreed to sell to the Company up to approximately 14.0 million shares of its common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by it upon conversion of the 1% Notes due 2013.  As of September 27, 2009, the Company had not purchased any shares under this convertible bond hedge agreement.

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

Holders of the notes have the right to require the Company to purchase all or a portion of their notes on March 15, 2010, March 15, 2015, March 15, 2020, March 15, 2025 and March 15, 2030.  The purchase price payable will be equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any, to but excluding the purchase date.  Due to the short-term nature of the conversion rights, the Company has reclassified the entire value of the 1% Notes due 2035 to Convertible Short-term Debt in the Condensed Consolidated Balance Sheet as of September 27, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

3.     Investments and Fair Value Measurements

Fair Value Hierarchy. The Company categorizes the fair value of its financial assets and liabilities according to the hierarchy established by the FASB, which prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial assets are measured at fair value on a recurring basis.  Instruments that are classified within Level 1 of the fair value hierarchy generally include money market funds, U.S. Treasury securities and equity securities.  Instruments that are classified within Level 2 of the fair value hierarchy generally include U.S. agency securities, asset-backed securities, mortgage-backed securities, commercial paper, U.S. corporate notes and bonds, and municipal obligations.

Financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2009 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$363,767	$363,767	$—	$—
Fixed income securities	1,760,749	144,619	1,616,130	—
Equity securities	82,680	82,680	—	—
Derivative assets	9,874	—	9,874	—
Other	3,220	—	3,220	—
Total financial assets	$2,220,290	$591,066	$1,629,224	$—

Derivative liabilities	$33,235	$—	$33,235	$—
Total financial liabilities	$33,235	$—	$33,235	$—

Financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$317,081	$317,081	$—	$—
Fixed income securities	1,505,385	—	1,505,385	—
Equity securities	37,227	37,227	—	—
Derivative assets	105,133	—	105,133	—
Other	2,889	—	2,889	—
Total financial assets	$1,967,715	$354,308	$1,613,407	$—

Derivative liabilities	$153,523	$—	$153,523	$—
Total financial liabilities	$153,523	$—	$153,523	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Assets and liabilities measured at fair value on a recurring basis as of September 27, 2009, were presented on the Company’s Condensed Consolidated Balance Sheet as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$378,721	$377,767	$954	$—
Short-term investments	699,577	145,208	554,369	—
Long-term investments	1,132,365	68,091	1,064,274	—
Other current assets and other non-current assets	9,627	—	9,627	—
Total assets	$2,220,290	$591,066	$1,629,224	$—

Other current accrued liabilities	$10,534	$—	$10,534	$—
Non-current liabilities	22,701	—	22,701	—
Total liabilities	$33,235	$—	$33,235	$—

(1)	Cash equivalents exclude cash of $373.8 million included in Cash and Cash Equivalents of the Condensed Consolidated Balance Sheet as of September 27, 2009.

As of September 27, 2009, the Company did not elect the fair value option for any financial assets and liabilities that were not required to be measured at fair value.

Available-for-Sale Investments.  Available-for-sale investments as of September 27, 2009 were as follows (in thousands):

	September 27, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Fixed income securities:
U.S. Treasury and government agency securities	$178,492	$248	$(10)	$178,730
Corporate notes and bonds	175,069	1,993	(97)	176,965
Asset-backed securities	28,209	176	—	28,385
Mortgage-backed securities	5,454	13	—	5,467
Municipal notes and bonds	1,348,494	22,741	(33)	1,371,202
	1,735,718	25,171	(140)	1,760,749
Equity investments	70,226	12,528	(74)	82,680
Total available-for-sale investments	$1,805,944	$37,699	$(214)	$1,843,429

Available-for-sale investments as of December 28, 2008 were as follows (in thousands):

	December 28, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Fixed income securities:
U.S. Treasury and government agency securities	$40,110	$476	$—	$40,586
Corporate notes and bonds	56,916	267	(360)	56,823
Municipal notes and bonds	1,387,592	21,714	(1,330)	1,407,976
	1,484,618	22,457	(1,690)	1,505,385
Equity investments	70,226	—	(32,999)	37,227
Total available-for-sale investments	$1,554,844	$22,457	$(34,689)	$1,542,612

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Securities that have been in an unrealized loss position, the fair value and gross unrealized losses on the available-for-sale investments aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position as of September 27, 2009, are summarized in the following table (in thousands).  Available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	Less than 12 months		Greater than 12 months
	Market Value	Gross Unrealized Loss	Market Value	Gross Unrealized Loss
U.S. Treasury and government agency securities	$24,975	$(10)	$—	$—
Corporate notes and bonds	32,624	(98)	—	—
Municipal notes and bonds	37,691	(28)	3,785	(4)
Equity investments	68,090	(74)	—	—
Total	$163,380	$(210)	$3,785	$(4)

The gross unrealized loss related to publicly traded equity investments were due to changes in market prices.  The Company has cash flow hedges designated to substantially mitigate risk from these equity investments as of September 27, 2009, as discussed in Note 4, “Derivatives and Hedging Activities.”  The gross unrealized loss related to U.S. agency securities, and U.S. corporate and municipal notes and bonds was primarily due to changes in interest rates.  Gross unrealized loss on all available-for-sale fixed income securities at September 27, 2009 was considered temporary in nature.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.  For debt security investments, the Company considered additional factors including the Company’s intent to sell the investments or whether it is more likely than not the Company will be required to sell the investments before the recovery of its amortized cost.

The following table shows the gross realized gains and (losses) on sales of available-for-sale securities (in thousands).

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Gross realized gains	$2,253	$6,128	$9,424	$8,272
Gross realized (losses)	(10)	(464)	(570)	(632)

Fixed income securities by contractual maturity as of September 27, 2009 are shown below (in thousands).  Actual maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	Cost	Estimated Fair Value
Due in one year or less	$695,939	$699,941
Due after one year through five years	1,039,779	1,060,808
Total	$1,735,718	$1,760,749

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

	As of September 27, 2009		As of December 28, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
1% Notes due 2013	$920	$903	$879	$477
1% Notes due 2035	75	74	75	64

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

Cash Flow Hedges.  The Company uses a combination of forward contracts and options designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen.  The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated OCI and subsequently reclassified into cost of product revenues in the same period or periods in which the cost of product revenues is recognized, or reclassified into other income (expense) if the hedged transaction becomes probable of not occurring.  Any gain or loss after a hedge is no longer designated because it is no longer probable of occurring or it is related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income or expense immediately, and was a net gain of $0.1 million and a net loss of ($1.0) million for the three and nine months ended September 27, 2009, respectively.  As of September 27, 2009, the Company had options contracts in place that hedged future purchases of approximately 3.0 billion Japanese yen, or approximately $33 million based upon the exchange rate as of September 27, 2009, and the net unrealized gain on the effective portion of these cash flow hedges was $1.7 million.  The option contracts cover the Company’s future Japanese yen purchases that are expected to occur in the fourth quarter of fiscal year 2009.

The Company has an outstanding cash flow hedge designated to mitigate equity risk associated with certain available-for-sale investments in equity securities.  The gain or loss on the cash flow hedge is reported as a component of accumulated OCI and will be reclassified into other income (expense) in the same period that the equity securities are sold.  The securities had a fair value of $68.1 million and $35.2 million as of September 27, 2009 and December 28, 2008, respectively.  The cash flow hedge designated to mitigate equity risk of these securities had a fair value of $3.5 million and $32.0 million as of September 27, 2009 and December 28, 2008, respectively.

Other Derivatives.  Other derivatives that are non-designated consist primarily of forward and cross currency swap contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities.  Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward and cross currency swap contracts were marked-to-market at September 27, 2009 with realized and unrealized gains and losses included in other income (expense).  As of September 27, 2009, the Company had foreign currency forward contracts hedging exposures in European euros, Israeli new shekels, Japanese yen and Taiwanese dollars.  Foreign currency forward contracts were outstanding to buy and (sell) U.S. dollar equivalent of approximately $287.5 million and ($152.0) million in foreign currencies, respectively, based upon the exchange rates at September 27, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company has currency swap transactions with one counterparty to exchange Japanese yen for U.S. dollars for a combined notional amount of $453.4 million which require the Company to maintain a minimum liquidity of $1.5 billion prior to June 30, 2010 and $1.0 billion after June 30, 2010.  Liquidity is defined as the sum of the Company’s cash and cash equivalents, and short and long-term investments.  The Company also has foreign exchange forward contracts with another counterparty which require the Company to maintain collateral equal to the difference between the net mark-to-market loss, if any, of the outstanding foreign exchange forward contracts and the lesser of $25.0 million or 2% of the Company’s cash and marketable securities.  The Company is in compliance with both covenants as of September 27, 2009.  Should the Company fail to comply with these covenants, the Company may be required to settle the unrealized gain or loss on the foreign exchange contracts prior to the original maturity.

The amounts in the tables below include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts.  Fair value of derivative contracts were as follows (in thousands):

	Derivative assets reported in
	Other Current Assets		Long-term Investments
	September 27, 2009	December 28, 2008	September 27, 2009	December 28, 2008
Designated Cash Flow Hedges
Foreign exchange contracts	$1,680	$51,576	$—	$—
Equity market risk contract	—	—	3,467	31,987
	1,680	51,576	3,467	31,987
Foreign exchange contracts not designated	4,727	21,570	—	—
Total derivatives	$6,407	$73,146	$3,467	$31,987

Derivative liabilities reported in
	Other Current Accrued Liabilities		Non-current Liabilities
	September 27, 2009	December 28, 2008	September 27, 2009	December 28, 2008
Designated Cash Flow Hedges
Foreign exchange contracts	$—	$—	$—	$—
Equity market risk contract	—	—	—	—
	—	—	—	—
Foreign exchange contracts not designated	10,534	153,523	22,701	—
Total derivatives	$10,534	$153,523	$22,701	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Foreign Exchange and Equity Market Risk Contracts Designated as Cash Flow Hedges.  The effective portion of designated cash flow derivative contracts on the results of operations were as follows (in thousands):

	Three months ended
	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI to the Statements of Operations
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Foreign exchange contracts	$823	$5,789	$25,642	$1,730
Equity market risk contract	(14,841)	11,411	—	—

	Nine months ended
	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI to the Statements of Operations
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Foreign exchange contracts	$(10,759)	$(13,719)	$49,209	$1,730
Equity market risk contract	(28,520)	9,794	—	—

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

The ineffective portion and amount excluded from effectiveness testing on designated cash flow derivative contracts on the Company’s results of operations recognized in other income (expense) were as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Foreign exchange contracts	$69	$983	$(1,046)	$(423)
Equity market risk contract	—	—	—	—

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations.  The effect of non-designated derivative contracts on the Company’s results of operations recognized in Other Income (Expense) were as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Gain (loss) on foreign exchange contracts including forward point income	$(18,322)	$(330)	$76,642	$(22,846)
Gain (loss) from revaluation of foreign currency exposures hedged by foreign exchange contracts	17,719	5,188	(72,552)	42,267

The above noted gains and losses are included in Interest (Expense) and Other Income (Expense), net, in the Company’s Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

5.     Balance Sheet Information

Accounts Receivable from Product Revenues, net. Accounts receivable from product revenues, net, were as follows (in thousands):

	September 27, 2009	December 28, 2008
Trade accounts receivable	$488,144	$584,262
Related party accounts receivable	13,808	—
Allowance for doubtful accounts	(15,171)	(13,881)
Price protection, promotions and other activities	(207,105)	(448,289)
Total accounts receivable from product revenues, net	$279,676	$122,092

Inventory.  Inventories, net of reserves, were as follows (in thousands):

	September 27, 2009	December 28, 2008
Raw material	$374,715	$309,436
Work-in-process	64,839	90,544
Finished goods	181,422	198,271
Total inventory	$620,976	$598,251

Other Current Assets.  Other current assets were as follows (in thousands):

	September 27, 2009	December 28, 2008
Royalty and other receivables	$7,700	$81,451
Prepaid expenses	17,462	20,321
Prepaid income taxes and tax-related receivables	43,974	294,906
Other current assets	6,406	73,283
Total other current assets	$75,542	$469,961

Notes Receivable and Investments in the Flash Ventures with Toshiba.  Notes receivable and investments in the flash ventures with Toshiba Corporation (“Toshiba”) were as follows (in thousands):

	September 27, 2009	December 28, 2008
Notes receivable, Flash Partners Ltd.	$632,483	$843,380
Notes receivable, Flash Alliance Ltd.	533,260	276,518
Investment in FlashVision Ltd.	—	63,965
Investment in Flash Partners Ltd.	207,892	202,530
Investment in Flash Alliance Ltd.	227,175	215,898
Total notes receivable and investments in the flash ventures with Toshiba	$1,600,810	$1,602,291

In the first quarter of fiscal year 2009, the Company completed the wind-down of FlashVision Ltd. (“FlashVision”) and received cash distributions of $12.7 million, released $43.3 million of cumulative translation adjustments recorded in accumulated OCI, and recorded an impairment charge of $7.9 million in Other Income (Expense) related to FlashVision.

See Note 12, “Commitments, Contingencies and Guarantees – FlashVision, Flash Partners and Flash Alliance,” regarding equity method investments and Note 13, “Related Parties,” for the Company’s maximum loss exposure related to these variable interest entities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Other Current Accrued Liabilities.  Other current accrued liabilities were as follows (in thousands):

	September 27, 2009	December 28, 2008
Accrued payroll and related expenses	$87,341	$54,516
Accrued restructuring and other	4,561	22,545
Research and development liability, related party	—	4,000
Foreign currency forward contract payables	10,534	153,523
Flash Ventures adverse purchase commitments for under-utilized capacity	—	121,486
Other accrued liabilities	113,881	146,373
Total other current accrued liabilities	$216,317	$502,443

Non-current liabilities.  Non-current liabilities were as follows (in thousands):

	September 27, 2009	December 28, 2008
Deferred tax liability	$96,572	$87,688
Income taxes payable	162,221	145,432
Accrued restructuring	9,722	11,070
Other non-current liabilities	49,309	30,126
Total non-current liabilities	$317,824	$274,316

As of September 27, 2009 and December 28, 2008, the total current accrued restructuring liability was primarily comprised of contract termination costs related to the 2008 Restructuring Plans and the current portion of excess lease obligations.  See Note 9, “Restructuring Plans.”  The non-current accrued restructuring balance and activity from the prior year end was primarily related to excess lease obligations and cash lease obligation payments, respectively.  The lease obligations extend through the end of the lease term in fiscal year 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

6.     Goodwill and Intangible Assets

Goodwill.  Goodwill balance is presented below (in thousands):

Balance at December 30, 2007	$840,870
Additions, net	4,583
Impairment	(845,453)
Balance at December 28, 2008 and September 27, 2009	$—

Goodwill is not amortized, but instead is reviewed and tested for impairment at least annually and whenever events or circumstances occur which indicate that goodwill might be impaired.  Impairment of goodwill is tested by comparing the carrying amount, including goodwill, to the fair value.  In performing the analysis, the Company uses the best information available, including reasonable and supportable assumptions and projections.  If the carrying amount of the Company exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  The Company performed its annual impairment test on the first day of the fourth quarter of fiscal year 2008 and determined that the goodwill was not impaired.  However, based on a combination of factors, including the economic environment, current and forecasted operating results, NAND-industry pricing conditions and a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis during the fourth quarter of fiscal year 2008 and the Company recognized an impairment charge of $845.5 million.

Intangible Assets.  Intangible asset balances are presented below (in thousands):

	September 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$79,800	$(41,957)	$37,843
Developed product technology	11,400	(6,039)	5,361
Acquisition-related intangible assets	91,200	(47,996)	43,204
Technology licenses and patents	31,526	(11,067)	20,459
Total	$122,726	$(59,063)	$63,663

	December 28, 2008
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Core technology	$315,301	$(136,001)	$(132,407)	$46,893
Developed product technology	12,900	—	(6,318)	6,582
Customer relationships	80,100	(39,784)	(40,316)	—
Acquisition-related intangible assets	408,301	(175,785)	(179,041)	53,475
Technology licenses and patents	23,814	—	(14,107)	9,707
Total	$432,115	$(175,785)	$(193,148)	$63,182

The annual expected amortization expense of intangible assets as of September 27, 2009, is presented below (in thousands):

	Estimated Amortization Expenses
	Acquisition-Related Intangible Assets	Technology Licenses and Patents
Fiscal Year:
2009 (remaining three months)	$3,424	$2,163
2010	13,695	6,471
2011	13,034	4,619
2012	12,529	3,971
2013	522	2,671
2014 and thereafter	—	564
Total	$43,204	$20,459

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

7.     Warranties

Liability for warranty expense is included in Other current accrued liabilities and Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets and the activity was as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Balance, beginning of period	$33,119	$21,130	$36,469	$18,662
Additions	6,949	21,913	22,737	53,041
Usage	(7,977)	(16,733)	(27,115)	(45,393)
Balance, end of period	$32,091	$26,310	$32,091	$26,310

The majority of the Company’s products have a warranty ranging from one to five years.  A provision for the estimated future cost related to warranty expense is recorded at the time of customer invoice.  The Company’s warranty liability is affected by customer and consumer returns, product failures, number of units sold, and repair or replacement costs incurred.  Should actual product failure rates, or repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty liability would be required.  The prior year’s additions to and usage of warranty reserve have been adjusted to conform to the current presentation format.

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

	September 27, 2009	December 28, 2008
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$22,325	$(18,408)
Foreign currency translation	120,926	101,186
Hedging activities	17,711	106,199
Total accumulated other comprehensive income	$160,962	$188,977

Comprehensive income (loss) is presented below (in thousands):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income (loss)	$231,293	$(165,899)	$75,805	$(228,693)
Non-controlling interest	(551)	—	(1,561)	—
	230,742	(165,899)	74,244	(228,693)
Change in accumulated unrealized gain (loss) on:
Available-for-sale investments	26,021	(9,505)	40,733	(13,747)
Foreign currency translation	48,677	5,339	19,740	25,142
Hedging activities	(39,660)	15,469	(88,488)	(5,656)
Comprehensive income (loss)	$265,780	$(154,596)	$46,229	$(222,954)

Non-controlling interest is included in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

The amount of income tax expense allocated to accumulated unrealized gain (loss) on available-for-sale investments and hedging activities was $15.2 million and $7.1 million at September 27, 2009 and December 28, 2008, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

9.     Restructuring Plans

In the three and nine months ended September 27, 2009, the Company recorded restructuring expense of zero and $0.8 million, net, respectively, related to employee severance costs in Restructuring and Other in the Condensed Consolidated Statements of Operations.

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

Severance and Benefits
Restructuring provision	$4.1
Cash paid	(3.1)
Accrual balance at December 28, 2008	1.0
Accrual adjustments	(0.8)
Accrual balance at September 27, 2009	$0.2

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

	Severance and Benefits	Contract Termination Fees and Other Charges	Total
Restructuring and other provisions	$10.4	$21.0	$31.4
Cash paid	(4.1)	(2.4)	(6.5)
Non-cash utilization	─	(4.6)	(4.6)
Accrual balance at December 28, 2008	6.3	14.0	20.3
Restructuring	2.2	─	2.2
Cash paid	(7.8)	(11.8)	(19.6)
Accrual adjustments	(0.6)	─	(0.6)
Accrual balance at September 27, 2009	$0.1	$2.2	$2.3

The Company anticipates that the remaining restructuring accrual balance of $2.3 million will be substantially paid out or utilized in fiscal year 2009.  The remaining restructuring and other accrual balance is reflected in Other Current Accrued Liabilities in the Condensed Consolidated Balance Sheets.

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

Valuation Assumptions. The fair value of the Company’s stock options granted to employees, officers and non-employee board members and ESPP shares granted to employees for the three and nine months ended September 27, 2009 and September 28, 2008 was estimated using the following weighted average assumptions.

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Option Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.67	0.54	0.87	0.52
Risk free interest rate	1.58%	2.83%	1.40%	2.52%
Expected lives	3.4 years	3.4 years	3.6 years	3.5 years
Estimated annual forfeiture rate	9.07%	8.31%	9.07%	8.31%
Weighted average fair value at grant date	$8.30	$6.10	$5.18	$8.47

Employee Stock Purchase Plan Shares
Dividend yield	None	None	None	None
Expected volatility	0.59	0.64	0.73	0.60
Risk free interest rate	0.28%	1.88%	0.35%	1.97%
Expected lives	½ year	½ year	½ year	½ year
Weighted average fair value for grant period	$5.86	$4.77	$4.82	$6.00

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Share-Based Compensation Plan Activities

Stock Options and SARs.  A summary of stock option and stock appreciation right (“SARs”) activity under all of the Company’s share-based compensation plans as of September 27, 2009 and changes during the nine months ended September 27, 2009 is presented below (in thousands, except exercise price and contractual term).

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and SARs outstanding at December 28, 2008	25,057	$33.59	4.9	$5,284
Granted	4,023	8.80
Exercised	(526)	9.46		3,088
Forfeited	(1,090)	35.07
Expired	(1,824)	38.66
Options and SARs outstanding at September 27, 2009	25,640	29.77	4.6	97,126
Options and SARs vested and expected to vest after September 27, 2009, net of forfeitures	24,354	30.36	4.6	87,139
Options and SARs exercisable at September 27, 2009	17,195	33.03	4.1	42,764

At September 27, 2009, the total compensation cost related to options and SARs granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $93.5 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years.

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

A summary of the changes in RSUs outstanding under the Company’s share-based compensation plan during the nine months ended September 27, 2009 is presented below (in thousands, except for weighted average grant date fair value).

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at December 28, 2008	1,523	$25.38	$13,983
Granted	55	12.72
Vested	(553)	26.19	7,858
Forfeited	(158)	22.20
Non-vested share units at September 27, 2009	867	24.58	18,426

As of September 27, 2009, the Company had approximately $16.5 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 1.4 years.

Employee Stock Purchase Plan.  At September 27, 2009, there was approximately $1.7 million of total unrecognized compensation cost related to ESPP that is expected to be recognized over a period of approximately 4 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Share-Based Compensation Expense.  The Company recorded $19.4 million, $58.1 million, $25.6 million and $73.9 million of share-based compensation expense for the three and nine months ended September 27, 2009 and September 28, 2008, respectively.  The following tables set forth the detail allocation of the share-based compensation expense (in thousands).

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Share-based compensation expense by caption:
Cost of product revenues	$2,347	$2,649	$7,167	$8,286
Research and development	5,971	10,544	22,341	28,693
Sales and marketing	3,917	5,545	11,153	15,480
General and administrative	7,137	6,813	17,397	21,426
Total share-based compensation expense	$19,372	$25,551	$58,058	$73,885

Share-based compensation expense by type of award:
Stock options and SARs	$14,223	$19,515	$44,182	$59,838
RSUs	4,061	4,324	11,455	9,740
ESPP	1,088	1,712	2,421	4,307
Total share-based compensation expense	$19,372	$25,551	$58,058	$73,885

Share-based compensation expense of $2.3 million and $3.4 million related to manufacturing personnel was capitalized into inventory as of September 27, 2009 and December 28, 2008, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

11.      Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts).

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Numerator for basic net income (loss) per share:
Net income (loss)	$231,293	$(165,899)	$75,805	$(228,693)
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	227,771	225,682	227,092	225,030
Basic net income (loss) per share	$1.02	$(0.74)	$0.33	$(1.02)

Numerator for diluted net income (loss) per share:
Net income (loss)	$231,293	$(165,899)	$75,805	$(228,693)
Interest on the 1% Notes due 2035, net of tax	116	—	348	—
Net income (loss) for diluted net income (loss) per share	$231,409	$(165,899)	$76,153	$(228,693)
Denominator for diluted net income (loss) per share:
Weighted average common shares	227,771	225,682	227,092	225,030
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock, restricted stock units and warrants (assuming proceeds would be used to purchase common stock)	2,941	—	1,832	—
Effect of dilutive 1% Notes due 2035	2,012	—	2,012	—
Shares used in computing diluted net income (loss) per share	232,724	225,682	230,936	225,030
Diluted net income (loss) per share	$0.99	$(0.74)	$0.33	$(1.02)

Anti-dilutive shares excluded from net income (loss) per share calculation	47,391	54,857	48,311	53,595

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

Flash Partners.  The Company has a 49.9% ownership interest in Flash Partners Ltd. (“Flash Partners”), a business venture with Toshiba which owns 50.1%, formed in fiscal year 2004.  In the venture, the Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at a 300-millimeter wafer fabrication facility located in Yokkaichi, Japan, using the semiconductor manufacturing equipment owned or leased by Flash Partners.  Flash Partners purchases wafers from Toshiba at cost and then resells those wafers to the Company and Toshiba at cost plus a markup.  The Company accounts for its 49.9% ownership position in Flash Partners under the equity method of accounting.  The Company is committed to purchase its provided three-month forecast of Flash Partners’ NAND wafer supply, which generally equals 50% of the venture’s output.  The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers.  In addition, the Company is committed to fund 49.9% of Flash Partners’ costs to the extent that Flash Partners’ revenues from wafer sales to the Company and Toshiba are insufficient to cover these costs.

As of September 27, 2009, the Company had notes receivable from Flash Partners of 57.1 billion Japanese yen, or approximately $632 million, based upon the exchange rate at September 27, 2009.  These notes are secured by the equipment purchased by Flash Partners using the note proceeds.  The Company has additional guarantee obligations to Flash Partners, see “Off-Balance Sheet Liabilities.”  At September 27, 2009, the Company had an equity investment in Flash Partners of $207.9 million denominated in Japanese yen, offset by $0.8 million of cumulative translation adjustments recorded in accumulated OCI.  In the three and nine months ended September 27, 2009, the Company recorded a $1.3 million and $4.1 million, respectively, basis adjustment to its equity in earnings from Flash Partners related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Partners.

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

As of September 27, 2009, the Company had notes receivable from Flash Alliance of 48.1 billion Japanese yen, or approximately $533 million, based upon the exchange rate at September 27, 2009.  These notes are secured by the equipment purchased by Flash Alliance using the note proceeds.  The Company has additional guarantee obligations to Flash Alliance, see “Off-Balance Sheet Liabilities.”  At September 27, 2009, the Company had an equity investment in Flash Alliance of $227.1 million denominated in Japanese yen, offset by $1.2 million of cumulative translation adjustments recorded in accumulated OCI.  In the three and nine months ended September 27, 2009, the Company recorded $3.4 million and $10.4 million, respectively, of basis adjustment to its equity earnings from Flash Alliance related to the difference between the basis in the Company’s equity investment compared to the historical basis of the assets recorded by Flash Alliance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Flash Ventures.  As a part of the Flash Partners and Flash Alliance (hereinafter referred to as “Flash Ventures”) agreements, the Company was required to fund direct and common research and development expenses related to the development of advanced NAND flash memory technologies.  Development under this agreement ended in the fourth quarter of fiscal year 2008 and final funding was completed in the second quarter of fiscal year 2009.  As of September 27, 2009 and December 28, 2008, the Company had accrued liabilities related to these expenses of zero and $4.0 million, respectively.  The Company continues to participate in other common research and development activities with Toshiba, as detailed in the Contractual Obligations table, but is not committed to any minimum funding level.

The Company and Toshiba restructured Flash Ventures in the first quarter of fiscal year 2009 by selling more than 20% of Flash Ventures’ capacity to Toshiba.  The restructuring resulted in the Company receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277.1 million, was received in cash, reducing outstanding notes receivable from Flash Ventures and 53.2 billion Japanese yen reflected the transfer of off-balance sheet equipment lease guarantee obligations from the Company to Toshiba.  The restructuring was completed in a series of closings through March 31, 2009.  The Company received the cash and transferred 53.2 billion Japanese yen of off-balance sheet equipment lease guarantee obligations in the first half of fiscal year 2009.  Transaction costs of $10.9 million related to the sale and transfer of equipment and lease obligations were expensed in the first quarter of fiscal year 2009.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Off-Balance Sheet Liabilities

The following table details the Company’s portion of the remaining guarantee obligations under each of Flash Ventures’ master lease facilities in both Japanese yen and U.S. dollar equivalent based upon the exchange rate at September 27, 2009.

Master Lease Agreements by Execution Date	Lease Amounts		Expiration
	(Yen in billions)	(Dollars in thousands)
Flash Partners
December 2004	¥6.6	$73,090	2010
December 2005	4.0	44,731	2011
June 2006	6.8	75,531	2011
September 2006	20.3	224,362	2011
March 2007	10.2	112,923	2012
February 2008	4.2	46,975	2013
	52.1	577,612
Flash Alliance
November 2007	21.5	237,849	2013
June 2008	29.4	326,288	2013
	50.9	564,137
Total guarantee obligations	¥103.0	$1,141,749

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the term of the master lease agreements, in annual installments as of September 27, 2009 in U.S. dollars based upon the exchange rate at September 27, 2009 (in thousands).

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
Year 1	$312,678	$28,890	$341,567
Year 2	233,883	187,102	420,985
Year 3	117,992	87,726	205,719
Year 4	44,731	128,747	173,478
Total guarantee obligations	$709,284	$432,465	$1,141,749

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Flash Partners.  Flash Partners sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into six equipment master lease agreements totaling 300.0 billion Japanese yen, or approximately $3.32 billion based upon the exchange rate at September 27, 2009, of which 104.2 billion Japanese yen, or approximately $1.16 billion based upon the exchange rate at September 27, 2009, was outstanding at September 27, 2009.  The outstanding amount reflects the reduction in lease amounts of 28.2 billion Japanese yen, or approximately $313 million based upon the exchange rate at September 27, 2009, due to the restructuring of Flash Partners’ master lease agreements in the nine months ended September 27, 2009.  For further discussion on the restructuring of the Flash Partners’ master lease agreements, see “Flash Ventures” above.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Partners’ obligations under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of September 27, 2009, the amount of the Company’s guarantee obligation of the Flash Partners’ master lease agreements, which reflects future payments and any lease adjustments, was 52.1 billion Japanese yen, or approximately $578 million based upon the exchange rate at September 27, 2009.  Certain lease payments are due quarterly and certain lease payments are due semi-annually, and are scheduled to be completed in stages through fiscal year 2013.  At each lease payment date, Flash Partners has the option of purchasing the tools from the lessors.  Flash Partners is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Partners’ master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Partners that could result in an acceleration of Flash Partners’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from Standard & Poors (“S&P”) or Moody’s Corporation (“Moody’s”), or a minimum corporate rating of BB+ from Rating & Investment Information, Inc. (“R&I”).  As of September 27, 2009, Flash Partners was in compliance with all of its master lease covenants.  While the Company’s S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, the Company’s R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.  If R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Partners would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Partners master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Flash Alliance.  Flash Alliance sells and leases back from a consortium of financial institutions (“lessors”) a portion of its tools and has entered into two equipment master lease agreements totaling 200.0 billion Japanese yen, or approximately $2.22 billion based upon the exchange rate at September 27, 2009, of which 101.8 billion Japanese yen, or approximately $1.13 billion based upon the exchange rate at September 27, 2009, was outstanding as of September 27, 2009.  The outstanding amount reflects the reduction in lease amounts of 24.9 billion Japanese yen, or approximately $277 million based upon the exchange rate at September 27, 2009, due to the restructuring of Flash Alliance’s master lease agreements in the nine months ended September 27, 2009.  For further discussion on the restructuring of the Flash Alliance’s master lease agreements, see “Flash Ventures” above.  The Company and Toshiba have each guaranteed 50%, on a several basis, of Flash Alliance’s obligation under the master lease agreements.  In addition, these master lease agreements are secured by the underlying equipment.  As of September 27, 2009, the amount of the Company’s guarantee obligation of the Flash Alliance’s master lease agreements was 50.9 billion Japanese yen, or approximately $564 million based upon the exchange rate at September 27, 2009.  Remaining master lease payments are due semi-annually and are scheduled to be completed in fiscal year 2013.  At each lease payment date, Flash Alliance has the option of purchasing the tools from the lessors.  Flash Alliance is obligated to insure the equipment, maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets.  The fair value of the Company’s guarantee obligation of Flash Alliance’s master lease agreements was not material at inception of each master lease.

The master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Alliance that could result in an acceleration of Flash Alliance’s obligations, the master lease agreements contain an acceleration clause for certain events of default related to the Company as guarantor, including, among other things, the Company’s failure to maintain a minimum shareholders’ equity of at least $1.51 billion, and its failure to maintain a minimum corporate rating of BB- from S&P or Moody’s or a minimum corporate rating of BB+ from R&I.  As of September 27, 2009, Flash Alliance was in compliance with all of its master lease covenants.  While the Company’s S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, the Company’s R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.  If R&I were to downgrade the Company’s credit rating below the minimum corporate rating threshold, Flash Alliance would become non-compliant under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by the Company, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a non-compliance event were to occur and if the Company failed to reach a resolution, the Company could be required to pay a portion or the entire outstanding lease obligations covered by its guarantee under such Flash Alliance master lease agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Guarantees

Indemnification Agreements.  The Company has agreed to indemnify suppliers and customers for alleged patent infringement.  The scope of such indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees.  The Company may periodically engage in litigation as a result of these indemnification obligations.  The Company’s insurance policies exclude coverage for third-party claims for patent infringement.  Although the liability is not remote, the nature of the patent infringement indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its suppliers and customers.  Historically, the Company has not made any significant indemnification payments under any such agreements.  As of September 27, 2009, no amounts had been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreements, or has assumed agreements in connection with its acquisitions, whereby it indemnifies certain of its officers, employees, and each of its directors for certain events or occurrences while the officer, employee or director is, or was, serving at the Company’s or the acquired company’s request in such capacity.  The term of the indemnification period is for the officer’s, employee’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of September 27, 2009 or December 28, 2008, as these liabilities are not reasonably estimable even though liabilities under these agreements are not remote.

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances.  The Company and Toshiba have also entered into a Patent Indemnification Agreement under which in many cases the Company will share in the expenses associated with the defense and cost of settlement associated with such claims.  This agreement provides limited protection for the Company against third party claims that NAND flash memory products manufactured and sold by Flash Ventures infringes third party patents.  The Company has not made any indemnification payments under any such agreements and as of September 27, 2009, no amounts have been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Contractual Obligations and Off-Balance Sheet Arrangements

The following tables summarize the Company’s contractual cash obligations, commitments and off-balance sheet arrangements at September 27, 2009, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands).

Contractual Obligations.
	Total			1 Year or Less (3 months)	2 - 3 Years (Fiscal 2010 and 2011)	4 –5 Years (Fiscal 2012 and 2013)	More than 5 Years (Beyond Fiscal 2013)
Operating leases	$28,763			$2,478	$15,022	$6,095	$5,168
Flash Partners reimbursement for certain fixed costs including depreciation	1,208,888	(3	)(4)	118,925	790,759	236,646	62,558
Flash Alliance reimbursement for certain fixed costs including depreciation	1,366,467	(3	)(4)	89,379	732,731	443,656	100,701
Toshiba research and development	42,564	(3)		20,959	21,605	―	―
Capital equipment purchase commitments	8,166			8,166	―	―	―
Convertible notes principal and interest (1)	1,266,976			3,063	98,158	23,000	1,142,755
Operating expense commitments	32,824			22,075	10,749	―	―
Noncancelable production purchase commitments (2)	276,666	(3)		241,748	34,918	―	―
Total contractual cash obligations	$4,231,314			$506,793	$1,703,942	$709,397	$1,311,182

Off-Balance Sheet Arrangements.
As of September 27, 2009
Guarantee of Flash Ventures equipment leases (5)	$1,141,749
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

(2)	Includes Flash Ventures, related party vendors and other silicon source vendor purchase commitments.

(3)	Includes amounts denominated in Japanese yen, which are subject to fluctuation in exchange rates prior to payment and have been translated using the exchange rate at September 27, 2009.

(4)	Excludes amounts related to the master lease agreements’ purchase option exercise price at final lease term.

(5)	The Company’s guarantee obligation, net of cumulative lease payments, is 103.0 billion Japanese yen, or approximately $1.14 billion based upon the exchange rate at September 27, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company has excluded $162.0 million of unrecognized tax benefits (which includes penalties and interest) from the contractual obligation table above due to the uncertainty with respect to the timing of associated future cash flows at September 27, 2009.  The Company is unable to make reasonable reliable estimates of the period of cash settlement with the respective taxing authorities.

The Company leases many of its office facilities and operating equipment for various terms under long-term, noncancelable operating lease agreements.  The leases expire at various dates from fiscal year 2009 through fiscal year 2016.  Future minimum lease payments at September 27, 2009 are presented below (in thousands).

Fiscal Year:
2009 (3 months)	$2,705
2010	9,242
2011	6,802
2012	5,042
2013	3,308
2014 and thereafter	5,168
32,267
Sublease income to be received in the future under noncancelable subleases	(3,504)
Net operating leases	$28,763

Rent expense for the three and nine months ended September 27, 2009 and September 28, 2008 were $2.3 million, $6.3 million, $2.2 million and $6.2 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

13.      Related Parties and Strategic Investments

Toshiba.  The Company and Toshiba have collaborated in the development and manufacture of NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by FlashVision, Flash Partners and Flash Alliance.  See also Note 12, “Commitments, Contingencies and Guarantees.”  The Company purchased NAND flash memory wafers from FlashVision, Flash Partners and Flash Alliance and made payments for shared research and development expenses from FlashVision, Flash Partners, Flash Alliance and Toshiba, which total in the aggregate of approximately $360.0 million, $1,424.3 million, $520.8 million and $1,524.9 million in the three and nine months ended September 27, 2009 and September 28, 2008, respectively.  In addition, in the three and nine months ended September 27, 2009, the Company issued loans to Flash Ventures of zero and $377.9 million and received loan repayments from Flash Ventures of zero and $330.1 million, respectively, and issued loans to Flash Ventures of $93.1 million and $130.5 million in the three and nine months ended September 28, 2008, respectively.  See Note 12, “Commitments, Contingencies and Guarantees – Flash Ventures,” for further discussion regarding Flash Ventures restructuring.

The purchases of NAND flash memory wafers are ultimately reflected as a component of cost of product revenues.  During the three and nine months ended September 27, 2009, the Company had $13.8 million of sales to Toshiba.  During the three and nine months ended September 27, 2008, the Company had sales to Toshiba of zero and $5.1 million, respectively.  At September 27, 2009 and December 28, 2008, the Company had accounts receivable balances from Toshiba of $13.8 million and $2.2 million, respectively.  At September 27, 2009 and December 28, 2008, the Company had accrued current liabilities due to Toshiba for shared research and development expenses of zero and $4.0 million, respectively.

Flash Ventures with Toshiba.  The Company owns 49.9% of each of the flash ventures with Toshiba (FlashVision, Flash Partners and Flash Alliance) and accounts for its ownership position under the equity method of accounting.  The Company’s obligations with respect to Flash Partners and Flash Alliance master lease agreements, take-or-pay supply arrangements and research and development cost sharing are described in Note 12, “Commitments, Contingencies and Guarantees.”  Flash Partners and Flash Alliance are variable interest entities; however, the Company is not the primary beneficiary of either Flash Partners or Flash Alliance because it absorbs less than a majority of the expected gains and losses of each entity.  At September 27, 2009 and December 28, 2008, the Company had accounts payable balances due to FlashVision, Flash Partners and Flash Alliance of $292.7 million and $370.4 million, respectively.  For activity related to the wind-down of FlashVision, see Note 12, “Commitments, Contingencies and Guarantees.”

The Company’s maximum reasonably estimable loss exposure (excluding lost profits), based upon the exchange rate at each respective balance sheet date, as a result of its involvement with the flash ventures with Toshiba is presented below (in millions).

	September 27, 2009	December 28, 2008
Notes receivable	$1,166	$1,120
Equity investments	435	482
Operating lease guarantees	1,142	2,095
Maximum loss exposure	$2,743	$3,697

Tower Semiconductor.  As of December 28, 2008, Tower Semiconductor Ltd. (“Tower”), one of the Company’s suppliers of wafers for its controller components, ceased being a related party as the Company’s ownership was less than 10% of Tower’s outstanding shares.  The Company purchased controller wafers and related non-recurring engineering of $4.1 million and $23.0 million in the three and nine months ended September 28, 2008, respectively.  The purchases of controller wafers are ultimately reflected as a component of Cost of Product Revenues in the Condensed Consolidated Statement of Operations.  At December 28, 2008, the Company had a net receivable from Tower of $0.4 million and an outstanding loan secured by equipment to Tower of $3.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Solid State Storage Solutions LLC.  During the second quarter of fiscal year 2007, the Company formed a venture with third parties that licenses intellectual property, Solid State Storage Solutions LLC (“S4”).  S4 qualifies as a variable interest entity.  The Company is considered the primary beneficiary of S4 and the Company consolidates S4 in its Condensed Consolidated Financial Statements.  S4 was financed with $10.2 million of initial aggregate capital contributions from the partners.  In addition, through September 27, 2009, the Company had loaned S4 $1.0 million under a revolving line of credit which expires in May, 2012.  In July 2007, S4 invested $10.0 million for the acquisition of intellectual property.  Amortization of the intellectual property for the three and nine months ended September 27, 2009 and September 28, 2008 was $0.8 million, $2.3 million, $0.8 million and $2.3 million, respectively.  S4 has an obligation of up to an additional $32.5 million related to the acquisition of intellectual property should S4 be profitable.

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

On October 15, 2004, the Company filed a complaint for patent infringement and declaratory judgment of non-infringement and patent invalidity against STMicroelectronics N.V. and STMicroelectronics, Inc. (collectively, “ST”) in the United States District Court for the Northern District of California, captioned SanDisk Corporation v. STMicroelectronics, Inc., et al., Civil Case No. C 04 04379 JF.  The complaint alleges that ST’s products infringe one of the Company’s U.S. patents, U.S. Patent No. 5,172,338 (the “’338 patent”), and also alleges that several of ST’s patents are invalid and not infringed.  On December 6, 2005, the Company filed a second complaint against ST for patent infringement before the same Court, captioned SanDisk Corporation v. STMicroelectronics, Inc. et al., Civil Case No. C0505021 JF.  In this second suit, the Company sought damages and injunctions against ST from making, selling, importing or using flash memory chips or products that infringe the Company’s U.S. Patent No. 5,991,517 (the “’517 patent”).  On June 18, 2007, the Company filed an amended complaint, removing several of the Company’s declaratory judgment claims.  At a case management conference conducted on June 29, 2007, the parties agreed that the remaining declaratory judgment claims would be dismissed pursuant to a settlement agreement in two matters litigated in the Eastern District of Texas (Civil Case No. 4:05CV44 and Civil Case No. 4:05CV45).  The parties also agreed that the ’338 patent and the ’517 patent would be litigated together as if in the same case.  ST filed an answer and counterclaims on September 6, 2007.  ST’s counterclaims included assertions of antitrust violations.  On October 19, 2007, the Company filed a motion to dismiss ST’s antitrust counterclaims, which the Court later converted into a motion for summary judgment.  On December 20, 2007, the Court entered a stipulated order staying all procedural deadlines.  On October 17, 2008, the Court issued an order granting in part and denying in part the Company’s motion for summary judgment on ST’s antitrust counterclaims.  On April 16, 2009, the Court held a Case Management Conference at which it addressed the Company’s motion for leave to amend its complaint to assert two additional U.S. patents owned by the Company and ST’s motion to bifurcate the case for discovery and trial.  On May 19, 2009, the Court issued an order granting the Company’s motion to add two additional patents related to those already in dispute.  The Court also ordered that discovery on ST’s Walker Process claim and the Company’s infringement claims would be stayed pending resolution of ST’s inequitable conduct defense at a bench trial to be held in or about January 2010.  On September 16, 2009, the Company and ST entered a settlement agreement resolving this action and all other pending litigation between the parties on amicable and confidential terms.  The Court then dismissed this action with prejudice in light of the parties’ agreement.

On October 14, 2005, STMicroelectronics, Inc. (“STMicro”) filed a complaint against the Company and the Company’s CEO, Dr. Eli Harari, in the Superior Court of the State of California for the County of Alameda, captioned STMicroelectronics, Inc. v. Harari, Case No. HG 05237216 (the “Harari Matter”).  The case was subsequently transferred to Santa Clara County Superior Court, where it is assigned Case No. 1-07-CV-080123.  The complaint alleges that STMicro, as the successor to Wafer Scale Integration, Inc.’s (“WSI”) legal rights, has an ownership interest in several Company patents that were issued from applications naming Dr. Harari, a former WSI employee, as an inventor.  The complaint seeks the assignment or co-ownership of certain inventions and patents conceived of by Dr. Harari, including some of the patents asserted by the Company in its litigations against STMicro, as well as damages in an unspecified amount. As with the SanDisk v. ST case previously discussed in this section, the parties to this proceeding entered into a settlement agreement on September 16, 2009.  The Court dismissed this action with prejudice in light of the parties’ agreement.

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

On September 11, 2007, Premier International Associates LLC (“Premier”) filed suit against the Company and 19 other named defendants, including Microsoft Corporation, Verizon Communications Inc. and AT&T Inc., in the United States District Court for the Eastern District of Texas (Marshall Division).  The suit, Case No. 2-07-CV-396, alleges infringement of Premier's U.S. Patents 6,243,725 (the “’725”) and 6,763,345 (the “’345”) by certain of the Company’s portable digital music players, and seeks an injunction and damages in an unspecified amount.  On December 10, 2007, an amended complaint was filed.  On February 5, 2008, the Company filed an answer to the amended complaint and counterclaims: (a) denying infringement; (b) seeking a declaratory judgment that the ’725 and ’345 patents are invalid, unenforceable and not infringed by the Company.  On February 5, 2008, the Company, along with the other defendants in the action, filed a motion to stay the litigation pending completion of reexaminations of the ’725 and ’345 patents by the U.S. Patent and Trademark Office (“USPTO”).  This motion was granted and on June 4, 2008, the action was stayed.  On March 31, 2009, the USPTO’s reexamination proceedings as to U.S. Patent 6,242,725 were completed, with all prior claims being cancelled, and three new claims added and found patentable.  The reexamination proceedings related to U.S. Patent 6,763,345 have also concluded.  On September 3, 2009, Plaintiff dismissed all of its claims against the Company with prejudice, concluding the lawsuit as against SanDisk.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

On October 24, 2007, the Company filed a complaint under Section 337 of the Tariff Act of 1930 (as amended) (Inv. No. 337-TA-619) titled, “In the matter of flash memory controllers, drives, memory cards, and media players and products containing same” in the ITC (hereinafter, “the 619 Investigation”), naming the following companies as respondents:  Phison Electronics Corp. (“Phison”); Silicon Motion Technology Corp., Silicon Motion, Inc. (Taiwan), Silicon Motion, Inc. (California), and Silicon Motion International, Inc. (collectively, “Silicon Motion”); USBest Technology, Inc. dba Afa Technologies, Inc. (“USBest”); Skymedi Corp. (“Skymedi”); Chipsbrand Microelectronics (HK) Co., Ltd., Chipsbank Technology (Shenzhen) Co., Ltd., and Chipsbank Microelectronics Co., Ltd., (collectively, “Chipsbank”); Zotek Electronic Co., Ltd., dba Zodata Technology Ltd. (collectively, “Zotek”); Infotech Logistic LLC (“Infotech”); Power Quotient International Co., Ltd., and PQI Corp. (collectively, “PQI”); Power Quotient International (HK) Co., Ltd.; Syscom Development Co. Ltd.; PNY Technologies, Inc. (“PNY”); Kingston Technology Co., Inc., Kingston Technology Corp., Payton Technology Corp., and MemoSun, Inc. (collectively, “Kingston”); Buffalo, Inc., Melco Holdings, Inc., and Buffalo Technology (USA), Inc. (collectively, “Buffalo”); Verbatim Corp. (“Verbatim”); Transcend Information Inc. (Taiwan), Transcend Information Inc. (California), and Transcend Information Maryland, Inc., (collectively, “Transcend”); Imation Corp., Imation Enterprises Corp., and Memorex Products, Inc. (collectively, “Imation”); Add-On Computer Peripherals, Inc. and Add-On Computer Peripherals, LLC (collectively, “Add-On Computer Peripherals”); Add-On Technology Co.; A-Data Technology Co., Ltd., and A-Data Technology (USA) Co., Ltd., (collectively, “A-DATA”); Apacer Technology Inc. and Apacer Memory America, Inc. (collectively, “Apacer”); Acer, Inc. (“Acer”); Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. (collectively, “Behavior”); Emprex Technologies Corp.(“Emprex”); Corsair Memory, Inc. (“Corsair”); Dane-Elec Memory S.A., and Dane-Elec Corp. USA, (collectively, “Dane-Elec”); Deantusaiocht Dane-Elec TEO; EDGE Tech Corp. (“EDGE”); Interactive Media Corp, (“Interactive”); Kaser Corp. (“Kaser”); LG Electronics, Inc., and LG Electronics U.S.A., Inc., (collectively, “LG”); TSR Silicon Resources Inc. (“TSR”); and Welldone Co. (“Welldone”).  In the complaint, the Company asserts that respondents’ accused flash memory controllers, drives, memory cards, and media players infringe the following: U.S. Patent No. 5,719,808 (the “’808 patent”); U.S. Patent No. 6,763,424 (the “’424 patent”); U.S. Patent No. 6,426,893 (the “’893 patent”); U.S. Patent No. 6,947,332 (the “’332 patent”); and U.S. Patent No. 7,137,011 (the “’011 patent”).  The Company seeks an order excluding the accused products from entry into the United States as well as a permanent cease and desist order against the respondents.  Since filing its complaint, the Company has terminated the investigation as to the’808 patent, the ’893 patent, and the ’332 patent.  After filing its complaint, the Company reached settlement agreements with Add-On Computer Peripherals, EDGE, Infotech, Interactive, Kaser, PNY, TSR, Verbatim, Chipsbank, USBest and Welldone.  The investigation has been terminated as to these respondents in light of these settlement agreements.  Three of the remaining respondents – Buffalo, Corsair, and A-Data – were terminated from the investigation after entering consent orders.  The investigation has also been terminated as to Add-On Tech. Co., Behavior, Emprex, and Zotek after these respondents were found in default.  The investigation has also been terminated as to Acer, Payton, Silicon Motion Tech. Corp., and Silicon Motion, Int’l Inc.  The Company also terminated PQI from the investigation as to the ’011 patent.  On July 15, 2008, the ALJ issued a Markman ruling regarding the ’011 patent, the ’893 patent, the ’332 patent, and the ’424 patent. Beginning October 27, 2008, the ALJ held an evidentiary hearing.  On February 9, 2009, the ALJ extended the target date for conclusion of the investigation to August 10, 2009.  On April 10, 2009, the ALJ issued an Initial Determination, finding that (1) the Respondents did not infringe either the ’424 patent or the ’011 patent, (2) claim 8 of the ’011 patent was obvious and, thus, invalid over the prior art, and (3) the Company had a domestic industry in both the ’424 patent and the ’011 patent.  The ALJ also denied the Respondents’ patent misuse and patent exhaustion defenses.  On April 14, 2009, the ITC granted the Company’s request for an extension to file a petition for review.  On May 4, 2009, the Company and Respondents filed their respective petitions for review, which were granted in part pursuant to the ITC’s August 24, 2009 Notice of Review.  In that notice, the ITC advised that it will review the ALJ’s non-infringement and validity findings with respect to the ’424 patent, but that it will not review any of the ALJ’s findings concerning the ’011 patent.  In October 2009, the Commission issued its Final Determination with respect to the '424, in which it reversed certain claim construction findings that were adverse to SanDisk, but affirmed the ALJ’s overall finding of no violation of Section 337 of the Tariff Act of 1930.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Between August 31, 2007 and December 14, 2007, the Company (along with a number of other manufacturers of flash memory products) was sued in the Northern District of California, in eight purported class action complaints.  On February 7, 2008, all of the civil complaints were consolidated into two complaints, one on behalf of direct purchasers and one on behalf of indirect purchasers, in the Northern District of California in a purported class action captioned In re Flash Memory Antitrust Litigation, Civil Case No. C07-0086.  Plaintiffs allege the Company and a number of other manufacturers of flash memory products conspired to fix, raise, maintain, and stabilize the price of NAND flash memory in violation of state and federal laws.  The lawsuits purport to be on behalf of purchasers of flash memory between January 1, 1999 through the present.  The lawsuits seek an injunction, damages, restitution, fees, costs, and disgorgement of profits.  On May 20, 2009, the Court denied defendants' motion to dismiss the consolidated direct purchaser complaint and denied (with limited exceptions for certain state law claims) defendants' motion to dismiss the consolidated indirect purchaser complaint.  Class certification discovery and briefing was recently completed, with a hearing and further case management conference set for December 1, 2009.

On November 6, 2007, Gil Mosek, a former employee of SanDisk IL Ltd. (“SDIL”), filed a lawsuit against SDIL, Dov Moran and Amir Ban in the Tel-Aviv District Court, claiming that he and Amir Ban, another former employee of SDIL, reached an agreement according to which a jointly-held company should have been established together with SDIL. According to Mr. Mosek, SDIL knew about the agreement, approved it and breached it, while deciding not to establish the jointly-held company.  On January 1, 2008, SDIL filed a statement of defense. Simultaneously, SDIL filed a request to dismiss the lawsuit, claiming that Mr. Mosek signed a waiver in favor of SDIL, according to which he has no claim against SDIL.  On February 12, 2008, Mr. Mosek filed a request to allow him to present certain documents, which contain confidential information of SDIL.  On February 26, 2008, SDIL opposed this request, claiming that SDIL’s documents are the sole property of SDIL and Mr. Mosek has no right to hold and to use them.  On March 6, 2008, the District Court decided that Mr. Mosek must pay a fee according to the estimated amount of the claim.  On April 3, 2008, Mr. Mosek filed a request to amend the claim by setting the claim on an amount of NIS 3,000,000.  On April 9, 2008, SDIL filed its response to this request, according to which it has no objection to the amendment, subject to the issuance of an order for costs.  On April 10, 2008, the District Court accepted Mr. Mosek’s request.  According to the settlement agreement, reached between the SDIL and Amir Ban in January 2008, Amir Ban shall indemnify and hold SDIL harmless with regard to the claim filed by Mosek.  On April 16, 2009 the District Court ruled because it lacks proper jurisdiction the claim must be transferred to the Tel-Aviv Labor Court which will have to rule with respect to SDIL's motion for dismissal of the claim due to the release form which Mosek signed when he left the Company.  The Labor Court subsequently referred the case to mediation which was unsuccessful.  A pre-trial hearing is scheduled for November 10, 2009.

On October 1, 2008, NorthPeak Wireless LLC (“NorthPeak”) filed suit against the Company and 30 other named defendants including Dell, Inc., Fujitsu Computer Systems Corp., Gateway, Inc., Hewlett-Packard Company and Toshiba America, Inc., in the United States District Court for the Northern District of Alabama, Northeastern Division.  The suit, Case No. CV-08-J-1813, alleges infringement of U.S. Patents 4,977,577 and 5,978,058 by certain of the Company’s discontinued wireless electronic products.  On January 21, 2009, the Court granted a motion by the defendants to transfer the case to the United States District Court for the Northern District of California, becoming Case No. 3:09-CV-01813.  On August 18, 2009, the Company reached an agreement with NorthPeak to settle the case.  Pursuant to the settlement agreement, on August 28, 2009, the Court dismissed all claims against SanDisk with prejudice.

In May 2009, SanDisk IL Ltd. (f/k/a M-Systems Flash Disk Pioneers Ltd., hereinafter “SanDisk IL”) filed a proof of claim against Spansion LLC (“Spansion”) in Spansion’s Chapter 11 bankruptcy proceeding under the United States Bankruptcy Code, asserting debt owed under an SSP Driver Software License Agreement and an ORNAND Driver Software License Agreement (collectively with a New Collaboration Agreement, the “Agreements”).  As set forth in the Agreements, Spansion must make quarterly royalty and support fee payments for use of SanDisk IL’s patented technology.  As of October 1, 2009, Spansion owes $1,548,623 in past due royalty and support fee payments and $8,721,738 in future payments.

On June 19, 2009, the Company filed a complaint against LSI Corporation (“LSI”) in the Northern District of California seeking a declaration of non-infringement, declaration of invalidity and/or unenforceability as to eight LSI patents relating to digital audio and video technology, and seeking remedies under various California State laws for misrepresentations made by LSI to the Company’s customers.  The suit, Case No. C09 02737, was filed in response to threats made by LSI against the Company and certain customers of the Company.  LSI has counterclaimed for infringement of the eight LSI patents in suit and has accused most of SanDisk’s digital audio and video players of infringement.  On September 18, 2009, the Court granted LSI’s motion to dismiss SanDisk’s state law claims. The Court has set a date for the claim construction hearing for March 11, 2010 and a trial date of November 2, 2010.

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

Condensed Consolidating Statements of Operations For the three months ended September 27, 2009

	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$435,145	$—	$19,109	$1,065,593	$(584,676)	$935,171
Total cost of revenues	57,142	—	1,521	984,911	(544,673)	498,901
Gross profit	378,003	—	17,588	80,682	(40,003)	436,270
Total operating expenses	148,277	—	16,355	74,313	(42,628)	196,317
Operating income	229,726	—	1,233	6,369	2,625	239,953
Total other income (expense)	(4,985)	(1)	839	2,680	(1,071)	(2,538)
Income (loss) before income taxes	224,741	(1)	2,072	9,049	1,554	237,415
Provision for (benefit from) income taxes	13,662	—	628	(8,169)	1	6,122
Equity in net income (loss) of consolidated subsidiaries	5,536	—	1,219	3,900	(10,655)	—
Net income (loss)	$216,615	$(1)	$2,663	$21,118	$(9,102)	$231,293

Condensed Consolidating Statements of Operations For the nine months ended September 27, 2009

	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$1,210,532	$—	$62,879	$3,065,706	$(2,013,902)	$2,325,215
Total cost of revenues	702,017	—	7,120	2,825,478	(1,893,528)	1,641,087
Gross profit	508,515	—	55,759	240,228	(120,374)	684,128
Total operating expenses	391,676	—	51,239	217,160	(119,007)	541,068
Operating income (loss)	116,839	—	4,520	23,068	(1,367)	143,060
Total other income (expense)	(13,640)	(12)	5,128	(12,634)	4,643	(16,515)
Income (loss) before income taxes	103,199	(12)	9,648	10,434	3,276	126,545
Provision for income taxes	42,259	—	2,006	6,474	1	50,740
Equity in net income (loss) of consolidated subsidiaries	7,434	—	515	18,517	(26,466)	—
Net income (loss)	$68,374	$(12)	$8,157	$22,477	$(23,191)	$75,805
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Statements of Operations For the three months ended September 28, 2008

	Parent Company (1) (3)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$440,715	$—	$45,157	$1,467,703	$(1,132,078)	$821,497
Total cost of revenues	570,792	—	26,758	1,308,615	(1,078,751)	827,414
Gross profit (loss)	(130,077)	—	18,399	159,088	(53,327)	(5,917)
Total operating expenses	180,529	—	30,611	85,828	(52,692)	244,276
Operating income (loss)	(310,606)	—	(12,212)	73,260	(635)	(250,193)
Total other income (expense)	(22,491)	(1)	(1,475)	11,474	(408)	(12,901)
Income (loss) before income taxes	(333,097)	(1)	(13,687)	84,734	(1,043)	(263,094)
Provision for (benefit from) income taxes	(95,383)	—	(105)	(2,453)	746	(97,195)
Equity in net income (loss) of consolidated subsidiaries	78,264	—	2,466	10,134	(90,864)	—
Net income (loss)	$(159,450)	$(1)	$(11,116)	$97,321	$(92,653)	$(165,899)

Condensed Consolidating Statements of Operations For the nine months ended September 28, 2008

	Parent Company (1) (3)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Total revenues	$1,336,167	$—	$191,761	$3,675,373	$(2,715,826)	$2,487,475
Total cost of revenues	1,042,047	—	120,441	3,462,683	(2,541,431)	2,083,740
Gross profit	294,120	—	71,320	212,690	(174,395)	403,735
Total operating expenses	518,588	—	108,060	298,357	(174,757)	750,248
Operating income (loss)	(224,468)	—	(36,740)	(85,667)	362	(346,513)
Total other income (expense)	(24,452)	(1)	3,702	31,495	(1,437)	9,307
Income (loss) before income taxes	(248,920)	(1)	(33,038)	(54,172)	(1,075)	(337,206)
Provision for (benefit from) income taxes	(118,385)	—	(487)	10,919	(560)	(108,513)
Equity in net income (loss) of consolidated subsidiaries	(75,259)	—	(3,668)	26,031	52,896	—
Net income (loss)	$(205,794)	$(1)	$(36,219)	$(39,060)	$52,381	$(228,693)
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.
(3)	As adjusted for the adoption of new accounting standards. See Note 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Balance Sheets As of September 27, 2009

	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$198,839	$56	$28,071	$525,517	$—	$752,483
Short-term investments	683,510	—	16,068	—	(1)	699,577
Accounts receivable, net	40,171	—	591	238,914	—	279,676
Inventory	77,967	—	1	543,820	(812)	620,976
Other current assets	542,066	—	278,845	898,028	(1,558,717)	160,222
Total current assets	1,542,553	56	323,576	2,206,279	(1,559,530)	2,512,934
Property and equipment, net	155,682	—	29,955	136,792	(1)	322,428
Other non-current assets	2,345,881	73,520	37,115	2,939,660	(2,482,254)	2,913,922
Total assets	$4,044,116	$73,576	$390,646	$5,282,731	$(4,041,785)	$5,749,284

LIABILITIES
Current liabilities:
Accounts payable	$36,714	$—	$2,837	$376,655	$(15)	$416,191
Convertible short-term debt	—	75,000	—	—	—	75,000
Other current accrued liabilities	369,249	1,978	16,194	1,685,928	(1,610,753)	462,596
Total current liabilities	405,963	76,978	19,031	2,062,583	(1,610,768)	953,787
Convertible long-term debt	919,470	—	—	—	—	919,470
Non-current liabilities	276,081	—	9,885	1,089,824	(1,057,966)	317,824
Total liabilities	1,601,514	76,978	28,916	3,152,407	(2,668,734)	2,191,081

EQUITY
Stockholders’ equity	2,444,165	(3,402)	360,320	2,130,324	(1,371,794)	3,559,613
Non-controlling interests	(1,563)	—	1,410	—	(1,257)	(1,410)
Total equity	2,442,602	(3,402)	361,730	2,130,324	(1,373,051)	3,558,203
Total liabilities and equity	$4,044,116	$73,576	$390,646	$5,282,731	$(4,041,785)	$5,749,284
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Balance Sheets As of December 28, 2008

	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$376,052	$66	$51,806	$534,137	$—	$962,061
Short-term investments	443,632	—	33,664	—	—	477,296
Accounts receivable, net	76,733	—	1,862	43,497	—	122,092
Inventory	87,612	—	1,573	511,740	(2,674)	598,251
Other current assets	1,165,716	—	209,861	1,424,708	(2,246,301)	553,984
Total current assets	2,149,745	66	298,766	2,514,082	(2,248,975)	2,713,684
Property and equipment, net	205,022	—	33,478	158,487	—	396,987
Other non-current assets	2,778,895	73,710	69,797	1,564,731	(1,665,664)	2,821,469
Total assets	$5,133,662	$73,776	$402,041	$4,237,300	$(3,914,639)	$5,932,140

LIABILITIES
Current liabilities:
Accounts payable	$81,014	$—	$3,379	$526,809	$(211)	$610,991
Other current accrued liabilities	1,105,212	2,166	21,567	1,841,278	(2,318,205)	652,018
Total current liabilities	1,186,226	2,166	24,946	2,368,087	(2,318,416)	1,263,009
Convertible long-term debt	879,094	75,000	—	—	—	954,094
Non-current liabilities	188,825	—	17,963	75,964	(8,436)	274,316
Total liabilities	2,254,145	77,166	42,909	2,444,051	(2,326,852)	2,491,419

EQUITY
Stockholders’ equity	2,879,517	(3,390)	358,981	1,793,249	(1,587,787)	3,440,570
Non-controlling interests	—	—	151	—	—	151
Total equity	2,879,517	(3,390)	359,132	1,793,249	(1,587,787)	3,440,721
Total liabilities and equity	$5,133,662	$73,776	$402,041	$4,237,300	$(3,914,639)	$5,932,140
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Condensed Consolidating Statements of Cash Flows For the nine months ended September 27, 2009

	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by (used in) operating activities	$106,108	$(10)	$(51,944)	$45,670	$—	$99,824
Net cash provided by (used in) investing activities	(300,029)	—	28,209	(54,290)	—	(326,110)
Net cash provided by (used in) financing activities	13,998	—	—	—	—	13,998
Effect of changes in foreign currency exchange rates on cash	2,710	—	—	—	—	2,710
Net increase (decrease) in cash and cash equivalents	(177,213)	(10)	(23,735)	(8,620)	—	(209,578)
Cash and cash equivalents at beginning of period	376,052	66	51,806	534,137	—	962,061
Cash and cash equivalents at end of period	$198,839	$56	$28,071	$525,517	$—	$752,483

Condensed Consolidating Statements of Cash Flows For the nine months ended September 28, 2008

	Parent Company (1)	Subsidiary Issuer (1)	Other Guarantor Subsidiary (1)	Combined Non-Guarantor Subsidiaries (2)	Consolidating Adjustments	Total Company
	(In thousands)
Net cash provided by (used in) operating activities	$(60,953)	$(149)	$(33,779)	$117,006	$(1)	$22,124
Net cash provided by (used in) investing activities	125,736	—	(2,494)	(265,860)	—	(142,618)
Net cash provided by (used in) financing activities	21,395	—	—	(9,785)	—	11,610
Effect of changes in foreign currency exchange rates on cash	3,353	—	—	(7,111)	—	(3,758)
Net increase (decrease) in cash and cash equivalents	89,531	(149)	(36,273)	(165,750)	(1)	(112,642)
Cash and cash equivalents at beginning of period	389,337	215	90,639	353,558	—	833,749
Cash and cash equivalents at end of period	$478,868	$66	$54,366	$187,808	$(1)	$721,107
_________________
(1)	This represents legal entity results which exclude any subsidiaries required to be consolidated under GAAP.
(2)	This represents all other legal subsidiaries.

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

Effective December 29, 2008, we implemented a change in accounting and have separately accounted for the liability and equity components of our 1% Senior Convertible Note due 2013 that may be settled in cash upon conversion (including partial cash settlement) in a manner that reflects our economic interest cost.  Accordingly, we bifurcated the debt into debt and equity components and will amortize the debt discount that will result in the “economic interest cost” being reflected in our Condensed Consolidated Statements of Operations.  We have retrospectively applied the change in accounting to all periods presented, and have recast the Condensed Consolidated Financial Statements presented in this report.

Results of Operations.
	Three months ended				Nine months ended
	September 27, 2009	% of Revenues	September 28, 2008	% of Revenues	September 27, 2009	% of Revenues	September 28, 2008	% of Revenues
	(In millions, except percentages)
Product revenues	$813.8	87.0%	$689.6	83.9%	$2,012.3	86.5%	$2,101.1	84.5%
License and royalty revenues	121.4	13.0%	131.9	16.1%	312.9	13.5%	386.4	15.5%
Total revenues	935.2	100.0%	821.5	100.0%	2,325.2	100.0%	2,487.5	100.0%
Cost of product revenues	495.8	53.0%	812.8	98.9%	1,631.7	70.2%	2,040.0	82.0%
Amortization of acquisition-related intangible assets	3.1	0.3%	14.6	1.8%	9.4	0.4%	43.8	1.8%
Total cost of product revenues	498.9	53.3%	827.4	100.7%	1,641.1	70.6%	2,083.8	83.8%
Gross profit (loss)	436.3	46.7%	(5.9)	(0.7%)	684.1	29.4%	403.7	16.2%
Operating expenses
Research and development	94.9	10.2%	104.6	12.7%	273.0	11.7%	328.1	13.2%
Sales and marketing	55.8	6.0%	87.8	10.7%	144.0	6.2%	245.6	9.9%
General and administrative	45.3	4.8%	47.1	5.7%	122.3	5.3%	158.6	6.4%
Amortization of acquisition-related intangible assets	0.3	0.0%	4.8	0.6%	0.9	0.0%	13.8	0.5%
Restructuring and other	─	0.0%	─	0.0%	0.8	0.0%	4.1	0.1%
Total operating expenses	196.3	21.0%	244.3	29.7%	541.0	23.2%	750.2	30.1%
Operating income (loss)	240.0	25.7%	(250.2)	(30.4%)	143.1	6.2%	(346.5)	(13.9%)
Other income (expense)	(2.6)	(0.3%)	(12.9)	(1.6%)	(16.6)	(0.7%)	9.3	0.3%
Income (loss) before income taxes	237.4	25.4%	(263.1)	(32.0%)	126.5	5.5%	(337.2)	(13.6%)
Provision for (benefit from) income taxes	6.1	0.7%	(97.2)	(11.8%)	50.7	2.2%	(108.5)	(4.4%)
Net income (loss)	$231.3	24.7%	$(165.9)	(20.2%)	$75.8	3.3%	$(228.7)	(9.2%)

Product Revenues.
	Three months ended			Nine months ended
	September 27, 2009	September 28, 2008	Percent Change	September 27, 2009	September 28, 2008	Percent Change
	(In millions, except percentages)
Retail	$357.6	$433.1	(17.4%)	$1,062.0	$1,272.8	(16.6%)
OEM	456.2	256.5	77.9%	950.3	828.3	14.7%
Product revenues	$813.8	$689.6	18.0%	$2,012.3	$2,101.1	(4.2%)

The increase in our product revenues for the three months ended September 27, 2009, as compared to the three months ended September 28, 2008, resulted from a 107% increase in the number of gigabytes sold, partially offset by a 43% reduction in average selling price per gigabyte.  The decrease in our product revenues for the nine months ended September 27, 2009, as compared to the nine months ended September 28, 2008, resulted from a 126% increase in the number of gigabytes sold, more than offset by a 57% reduction in average selling price per gigabyte.  Memory units sold were up 31% and 16% for the three and nine months ended September 27, 2009, respectively, compared to the prior year periods.

The decline in retail product revenues for the three and nine months ended September 27, 2009, versus the comparable period in fiscal year 2008, was due to price declines not fully offset by a higher number of gigabytes sold.  This was primarily attributable to a weak worldwide consumer spending environment.

The increase in OEM product revenues for the three and nine months ended September 27, 2009, versus the comparable period in fiscal year 2008, was due to increased sales of cards and embedded products primarily in the mobile phone markets and increased sales to new OEM channels, including the sale of private label cards, wafers and components.

Our ten largest customers represented approximately 46% and 43% of our total revenues in the three and nine months ended September 27, 2009, respectively, compared to 49% and 47% in the three and nine months ended September 28, 2008, respectively.  Revenue from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 11% of our total revenues in the three and nine months ended September 27, 2009, respectively, and 13% of our total revenues in the three and nine months ended September 28, 2008, respectively.  No other customer exceeded 10% of our total revenues during these periods.

Geographical Product Revenues.
	Three months ended					Nine months ended
	September 27, 2009	% of Product Revenues	September 28, 2008	% of Product Revenues	Percent Change	September 27, 2009	% of Product Revenues	September 28, 2008	% of Product Revenues	Percent Change
	(In millions, except percentages)
United States	$211.8	26.0%	$235.5	34.1%	(10.0%)	$654.0	32.5%	$706.4	33.6%	(7.4%)
Japan	61.4	7.6%	44.8	6.5%	37.3%	111.5	5.5%	146.4	7.0%	(23.8%)
Europe, Middle East & Africa	161.1	19.8%	170.1	24.7%	(5.3%)	464.1	23.1%	539.7	25.7%	(14.0%)
Asia-Pacific	351.9	43.2%	220.0	31.9%	59.9%	733.6	36.5%	658.7	31.3%	11.4%
Other foreign countries	27.6	3.4%	19.2	2.8%	43.8%	49.1	2.4%	49.9	2.4%	(1.6%)
Product revenues	$813.8	100.0%	$689.6	100.0%	18.0%	$2,012.3	100.0%	$2,101.1	100.0%	(4.2%)

Product revenue decreased in the United States and Europe, Middle East and Africa, or EMEA, for the three and nine months ended September 27, 2009, versus the comparable periods in fiscal year 2008, primarily due to a weak consumer spending environment.  Product revenues in Japan increased for the three months ended September 27, 2009, versus the comparable periods in fiscal year 2008, due primarily to an increase in the sale of gaming cards in the OEM channel.  Product revenues in Japan decreased for the nine months ended September 27, 2009, versus the comparable periods in fiscal year 2008, due to a weak consumer spending environment and a reduction in sales of gaming cards in the first half of fiscal 2009.  Product revenues in Asia-Pacific increased for the three months and nine months ended September 27, 2009, versus the comparable periods in fiscal year 2008, primarily due to growth in the OEM channel for the mobile phone markets and growth in the sale of private label cards, wafers and components.

License and Royalty Revenues.
	Three months ended			Nine months ended
	September 27, 2009	September 28, 2008	Percent Change	September 27, 2009	September 28, 2008	Percent Change
	(In millions, except percentages)
License and royalty revenues	$121.4	$131.9	(8.0%)	$312.9	$386.4	(19.0%)

The decrease in our license and royalty revenues for the three and nine months ended September 27, 2009, versus the comparable period of fiscal year 2008,was primarily due to lower flash memory revenues reported by our licensees partially offset by new licensees.  In addition, the first quarter of fiscal year 2009 royalty revenues were reduced by a prior period adjustment identified by a licensee.  The licensee claimed that they incorrectly computed certain royalties for periods prior to fiscal year 2008, and this amount was offset against current payments.  Beginning in the fourth quarter of fiscal year 2009, we expect our license and royalty revenues will decline due to a new license agreement with an existing licensee at a lower effective royalty rate as compared to the previous license agreement.

Gross Profit and Margin.
	Three months ended			Nine months ended
	September 27, 2009	September 28, 2008	Percent Change	September 27, 2009	September 28, 2008	Percent Change
	(In millions, except percentages)
Product gross profit	$314.9	$(137.9)	328.4%	$371.3	$17.4	2033.9%
Product gross margin (as a percent of product revenues)	38.7%	(20.0%)		18.4%	0.8%
Total gross margin (as a percent of total revenues)	46.7%	(0.7%)		29.4%	16.2%

Product gross profit and margin for the three and nine months ended September 27, 2009, was higher than the comparable period of fiscal year 2008, due to manufacturing costs declining faster than prices and a net benefit of approximately $139 million and $256 million, respectively, primarily from the sale of inventory which had been previously partially reserved.  Product gross margin for the three and nine months ended September 28, 2008 was negative due to aggressive industry price declines and related lower-of-cost or market inventory charges.

Research and Development.
	Three months ended			Nine months ended
	September 27, 2009	September 28, 2008	Percent Change	September 27, 2009	September 28, 2008	Percent Change
	(In millions, except percentages)
Research and development	$94.9	$104.6	(9.3%)	$273.0	$328.1	(16.8%)
Percent of revenue	10.2%	12.7%		11.7%	13.2%

Our research and development expense reduction for the three months ended September 27, 2009, versus the comparable period in fiscal year 2008, was due primarily to lower employee-related costs of ($3.7) million related to decreased headcount and lower share-based compensation expense, and lower usage of third-party engineering services of ($4.5) million.

Our research and development expense reduction for the nine months ended September 28, 2009, versus the comparable period in fiscal year 2008, was due primarily to lower employee-related costs of ($20.1) million related to decreased headcount and lower share-based compensation expense, and lower usage of third-party engineering services of ($31.9) million.

Sales and Marketing.
	Three months ended			Nine months ended
	September 27, 2009	September 28, 2008	Percent Change	September 27, 2009	September 28, 2008	Percent Change
	(In millions, except percentages)
Sales and marketing	$55.8	$87.8	(36.4%)	$144.0	$245.6	(41.4%)
Percent of revenue	6.0%	10.7%		6.2%	9.9%

Our sales and marketing expense reduction for the three months ended September 27, 2009, versus the comparable period in fiscal year 2008, was primarily due to decreased branding and merchandising costs of ($26.4) million and lower outside service costs of ($4.5) million.

Our sales and marketing expense reduction for the nine months ended September 28, 2009, versus the comparable period in fiscal year 2008, was primarily due to decreased branding and merchandising costs of ($74.7) million, lower outside service costs of ($17.1) million, and lower employee-related expenses of ($6.5) million related primarily to decreased headcount and lower share-based compensation expense.

General and Administrative.
	Three months ended			Nine months ended
	September 27, 2009	September 28, 2008	Percent Change	September 27, 2009	September 28, 2008	Percent Change
	(In millions, except percentages)
General and administrative	$45.3	$47.1	(3.8%)	$122.3	$158.6	(22.9%)
Percent of revenue	4.8%	5.7%		5.3%	6.4%

Our general and administrative expense reduction for the three months ended September 27, 2009, versus the comparable period in fiscal year 2008, was primarily related to lower legal and outside advisors costs of ($5.9) million offset by higher bad debt expense of $3.2 million.

Our general and administrative expense reduction for the nine months ended September 28, 2009, versus the comparable period in fiscal year 2008, was primarily related to lower legal and outside advisors costs of ($27.6) million, lower employee-related costs of ($6.7) million due to decreased headcount and lower share-based compensation expense, and lower bad debt expense of ($4.5) million.

Amortization of Acquisition-Related Intangible Assets.
	Three months ended			Nine months ended
	September 27, 2009	September 28, 2008	Percent Change	September 27, 2009	September 28, 2008	Percent Change
	(In millions, except percentages)
Amortization of acquisition-related intangible assets	$0.3	$4.8	(93.8%)	$0.9	$13.8	(93.5%)
Percent of revenue	0.0%	0.6%		0.0%	0.5%

Amortization of acquisition-related intangible assets was lower in the three and nine months ended September 27, 2009, compared to the three months ended September 28, 2008, due to the impairment of certain Matrix Semiconductor, Inc. and msystems Ltd. acquisition-related intangible assets in the fourth quarter of fiscal year 2008.

Restructuring and Other.
	Three months ended			Nine months ended
	September 27, 2009	September 28, 2008	Percent Change	September 27, 2009	September 28, 2008	Percent Change
	(In millions, except percentages)
Restructuring and others	$—	$—	—	$0.8	$4.1	(80.5%)
Percent of revenue	—	—		0.0%	0.1%

For the three and nine months ended September 27, 2009, we recorded zero and $0.8 million related to employee severance costs under our restructuring plans compared to zero and $4.1 million recorded for the same periods in fiscal year 2008, respectively.  See Note 9, “Restructuring Plans,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Other Income (Expense).
	Three months ended			Nine months ended
	September 27, 2009	September 28, 2008	Percent Change	September 27, 2009	September 28, 2008	Percent Change
	(In millions, except percentages)
Interest income	$14.0	$26.0	(46.2%)	$47.4	$75.0	(36.8%)
Interest expense	(17.6)	(16.6)	6.0%	(51.8)	(49.1)	(5.5%)
Income (loss) from equity investments	(2.1)	(0.6)	250.0%	─	0.3	(100.0%)
Other income (expense), net	3.1	(21.7)	(114.3%)	(12.2)	(16.9)	28.4%
Total other income (expense), net	$(2.6)	$(12.9)	79.8%	$(16.6)	$9.3	(278.5%)

The decrease in total Other income (expense) for the three and nine months ended September 27, 2009, versus the comparable period in fiscal year 2008, was primarily due to lower interest income of ($12.0) million and ($27.6) million, respectively, as a result of reduced interest rates.  Other income (expense) for the nine months ended September 27, 2009 included transaction costs of ($10.9) million related to the sale of equipment and transfer of lease obligations resulting from the restructuring of Flash Partners Ltd., or Flash Partners, and Flash Alliance Ltd., or Flash Alliance, hereinafter collectively referred to as Flash Ventures.  Other income (expense) for the three and nine months ended September 28, 2008 included impairment charges of our investment in Tower Semiconductor Ltd., or Tower, of ($11.7) million and impairment charges of our investment in FlashVision Ltd., or FlashVision, of ($10.4) million.

Provision for Income Taxes.
	Three months ended			Nine months ended
	September 27, 2009	September 28, 2008	Percent Change	September 27, 2009	September 28, 2008	Percent Change
	(In millions, except percentages)
Provision for (benefit from) income taxes	$6.1	$(97.2)	106.3%	$50.7	$(108.5)	146.7%
Effective tax rate	2.6%	36.9%		40.1%	32.2%

The provision for income taxes for the three and nine months ended September 27, 2009 consisted primarily of taxes for our income generating foreign jurisdictions and withholding taxes on license and royalty income from certain foreign licensees.  Due to the valuation allowance recorded in the fourth quarter of fiscal year 2008, the tax provision for the three and nine months ended September 27, 2009 reflects the estimated taxes net of valuation allowance.  The tax provision for the three months ended September 27, 2009 includes a cumulative adjustment based on the expected annual tax rate.

Unrecognized tax benefits decreased ($1.5) million and increased $9.4 million during the three and nine months ended September 27, 2009, respectively.  Unrecognized tax benefits were $133.8 million and $124.4 million as of September 27, 2009 and December 28, 2008, respectively.  Unrecognized tax positions that would impact the effective tax rate in the future is approximately $109.1 million at September 27, 2009.  Income tax expense in the third quarter of fiscal year 2009 included interest and penalties of $0.9 million and ($0.7) million, respectively.

In October 2009, the Internal Revenue Service commenced an examination of our federal income tax returns for fiscal years 2005 through 2008.  We do not expect a resolution to be reached during the next twelve months.  In addition, we are currently under audit by various state and international tax authorities and cannot reasonably estimate that the outcome of these examinations will not have a material effect on our financial position, results of operations or liquidity.

Liquidity and Capital Resources.

Our cash flows were as follows:
	Nine months ended
	September 27, 2009	September 28, 2008	Percent Change
	(In millions, except percentages)
Net cash provided by operating activities	$99.8	$22.1	351.2%
Net cash used in investing activities	(326.1)	(142.6)	128.7%
Net cash provided by financing activities	14.0	11.6	20.6%
Effect of changes in foreign currency exchange rates on cash	2.7	(3.7)	(172.1%)
Net decrease in cash and cash equivalents	$(209.6)	$(112.6)	86.1%

Operating Activities.  Cash provided by operating activities was generated by our net income adjusted for certain non-cash items and changes in operating assets and liabilities.  Cash provided by operations was $99.8 million for the first nine months of fiscal year 2009 as compared to cash provided by operations of $22.1 million for the first nine months of fiscal year 2008.  The increase in cash provided by operations in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008 resulted primarily from net income of $75.8 million compared with a net loss of ($228.7) million in the comparable period of the prior year.  Adjustments to net income to calculate cash provided by operating activities for the nine months ended September 27, 2009 included the add-back of non-cash charges of $240.2 million and the reduction of ($216.2) million for changes in operating assets and liabilities.  Accounts receivable increased, a use of cash, due to increased revenue in the third quarter of fiscal year 2009.  Inventory increased, a use of cash, primarily due to the sale of previously reserved inventory partially offset by a decrease in gross inventory.  The cash provided from other assets was primarily due to a tax refund received in the first quarter of fiscal year 2009 related to carryback claims from the fiscal year 2008 net loss.  The cash used by accounts payable trade and accounts payable from related parties is related to the reduction of gross inventory and operating expenses as compared to the prior year, resulting in lower accounts payable balances.  The decrease in other liabilities in fiscal year 2009 is a result of settlements in hedge contracts and the reduction in liabilities for Flash Ventures adverse purchase commitments associated with under utilization of Flash Ventures’ capacity.

Investing Activities.  Cash used for investing activities for the first nine months of fiscal year 2009 was ($326.1) million as compared to cash used for investing activities of ($142.6) million in the first nine months of fiscal year 2008.  The primary drivers of the change from fiscal years 2008 to 2009 were a reduction in the net loans made to Flash Ventures and a reduced investment in property and equipment.

In the first nine months of fiscal year 2009, we loaned $377.9 million to Flash Ventures for equipment purchases and received $330.1 million on the collection of outstanding notes receivable from Flash Ventures for the sale of a portion of our production capacity and the return of excess cash from Flash Partners.  This resulted in a net loan to Flash Ventures of $47.8 million in the first nine months of fiscal year 2009 compared to a loan of $130.5 million to Flash Ventures for equipment purchases in the first nine months of fiscal year 2008.

In the first nine months of fiscal year 2009, our property and equipment expenditures were $43.4 million, a reduction from the $112.7 million of property and equipment expenditures in the first nine months of fiscal year 2008, primarily due to reduced expansion of manufacturing capacity.

Financing Activities.  Net cash provided by financing activities for the first nine months of fiscal year 2009 was $14.0 million, as compared to net cash provided by financing activities of $11.6 million in the first nine months of fiscal year 2008, primarily due to lower cash from employee stock programs and repayment of debt financing in fiscal year 2008.

Liquid Assets.  At September 27, 2009, we had cash, cash equivalents and short-term investments of $1.45 billion.  We have $1.13 billion of long-term investments which we believe are also liquid assets, but are classified as long-term investments due to the remaining contractual maturity of the investment being greater than one year.

Short-Term Liquidity.  As of September 27, 2009, our working capital balance was $1.56 billion.  We expect our gross loans and investments in Flash Ventures as well as our investments in property and equipment for the next twelve months to be approximately $0.5 billion.  In addition, our 1% Convertible Notes due 2035 of $75.0 million may be redeemed in whole or in part by the holders thereof at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest on March 15, 2010 and various dates thereafter.

Our short-term liquidity is impacted in part by our ability to maintain compliance with covenants in the outstanding Flash Ventures master lease agreements.  The Flash Ventures master lease agreements contain customary covenants for Japanese lease facilities as well as an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum shareholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of September 27, 2009, Flash Ventures was in compliance with all of its master lease covenants.  While our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, our R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.

If R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration under the circumstances.  If a resolution was unsuccessful, we could be required to pay a portion or up to the entire $1.14 billion outstanding lease obligations covered by our guarantee under such Flash Ventures master lease agreements, based upon the exchange rate at September 27, 2009, which could negatively impact our short-term liquidity.

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

Financing Arrangements.  At September 27, 2009, we had $1.23 billion of aggregate principal amount in convertible notes outstanding, consisting of $1.15 billion in aggregate principal amount of our 1% Senior Convertible Notes due 2013 or 1% Notes due 2013, and $75.0 million in aggregate principal amount of our 1% Convertible Notes due 2035, or 1% Notes due 2035.  Our 1% Notes due 2035 may be redeemed in whole or in part by the holders thereof at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest on March 15, 2010 and various dates thereafter.
Concurrent with the issuance of the 1% Notes due 2013, we sold warrants to acquire shares of our common stock at an exercise price of $95.03 per share.  As of September 27, 2009, the warrants had an expected life of approximately 3.9 years and expire in August 2013.  At expiration, we may, at our option, elect to settle the warrants on a net share basis.  As of September 27, 2009, the warrants had not been exercised and remain outstanding.  In addition, concurrent with the issuance of the 1% Notes due 2013, we entered into a convertible bond hedge transaction in which counterparties agreed to sell to us up to approximately 14.0 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 1% Notes due 2013 in full, at a conversion price of $82.36 per share.  The convertible bond hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 1% Notes due 2013 or the first day that none of the 1% Notes due 2013 remain outstanding due to conversion or otherwise.  Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving net shares equivalent to the number of shares issuable by us upon conversion of the 1% Notes due 2013.  As of September 27, 2009, we had not purchased any shares under this convertible bond hedge agreement.

Flash Partners and Flash Alliance Ventures with Toshiba.  We are a 49.9% owner in both Flash Partners and Flash Alliance, hereinafter collectively referred to as Flash Ventures, our business ventures with Toshiba to develop and manufacture NAND flash memory products.  These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures.  This equipment is funded or will be funded by investments in or loans to the Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba.  Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup.  We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures.  We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the wafers.  See Note 13, “Related Parties and Strategic Investments,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Under Flash Ventures’ agreements, we agreed to share in Toshiba’s costs associated with NAND product development and our common semiconductor research and development activities.  We and Toshiba each pay the cost of our own design teams and 50% of the wafer processing and similar costs associated with this direct design and development of flash memory.  In the fourth quarter of fiscal year 2008, our requirement to fund common research and development activities ended and final funding was completed in the second quarter of fiscal year 2009.  As of September 27, 2009 and December 28, 2008, the Company had accrued liabilities related to these expenses of zero and $4.0 million, respectively.  We continue to participate in other common research and development activities with Toshiba but are not committed to any minimum funding level.

For semiconductor fixed assets that are leased by Flash Ventures, we and/or Toshiba jointly guarantee on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under master lease agreements entered into from December 2004 through June 2008.  These master lease obligations are denominated in Japanese yen and are noncancelable.  Our total master lease obligation guarantee as of September 27, 2009 was 103.0 billion Japanese yen, or approximately $1.14 billion based upon the exchange rate at September 27, 2009.

In our fiscal year 2009, we and Toshiba restructured Flash Ventures by selling more than 20% of Flash Ventures’ capacity to Toshiba.  The restructuring resulted in us receiving value of 79.3 billion Japanese yen of which 26.1 billion Japanese yen, or $277 million, was received in cash, reducing outstanding notes receivable from Flash Ventures and 53.2 billion Japanese yen of value reflected the transfer of off-balance sheet equipment lease guarantee obligations from us to Toshiba.  The restructuring was completed in a series of closings beginning in January 2009 and extending through March 31, 2009.  In the first quarter of fiscal year 2009, transaction costs of $10.9 million related to the sale and transfer of equipment and lease obligations were expensed.

From time-to-time, we and Toshiba mutually approve the purchase of equipment in the Flash Ventures for conversion to new process technologies or the addition of wafer capacity.  Flash Partners has previously reached full wafer capacity.  Flash Alliance’s production output ramped in 2008 to more than 50% of its estimated full wafer capacity.  There is currently no wafer expansion underway in Flash Alliance, and any future expansion of wafer capacity within Flash Alliance will be mutually agreed upon by both parties.  During fiscal year 2009, we expect to invest approximately up to $400 million in Flash Ventures primarily for new process technologies.  We expect to make these investments through loans to Flash Ventures and in the first nine months of fiscal year 2009, we have loaned $378 million to Flash Ventures.

FlashVision Venture with Toshiba.  In the second quarter of fiscal year 2008, we and Toshiba determined that production of NAND flash memory products utilizing 200-millimeter wafers was no longer cost effective relative to market prices for NAND flash memory and decided to wind-down the FlashVision venture.  In the first nine months of fiscal year 2009, we received distributions of $12.7 million, released $43.3 million of cumulative translation adjustments recorded in accumulated OCI and impaired the remaining $7.9 million relating to our investment in FlashVision.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements at September 27, 2009, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 12, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

There were no significant changes to our critical accounting policies during the fiscal quarter ended September 27, 2009.  For information about critical accounting policies, see the discussion of critical accounting policies in our most recent Annual Report on Form 10-K/A filed on February 26, 2009 and Form 8-K filed on June 3, 2009, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB amended the existing guidance on consolidation of variable interest entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity has the power to direct matters that most significantly impacts the VIE, and the obligation to absorb losses or the right to receive benefits of the VIE that could be potentially significant to the VIE.  This amendment also requires the Company to perform ongoing periodic reassessments of whether an enterprise is the primary interest beneficiary of a VIE and not only when specific events have occurred.  This amendment is effective for our reporting period that begins on January 4, 2010, and for interim periods within the first annual reporting period.  We are currently evaluating the effect that the provisions of this amendment may have on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued authoritative guidance to update the accounting and reporting requirements for revenue arrangements with multiple deliverables.  This guidance established a selling price hierarchy, which allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available.  This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year.  We are currently assessing the impact of the adoption on its financial condition and results of operations.

In October 2009, the FASB issued authoritative guidance that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole.  More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance.  This guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year.  We are currently assessing the impact of the adoption on its financial condition and results of operations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  As of September 27, 2009, a hypothetical 50 basis point increase in interest rates would result in an approximate $11.8 million decline (less than 0.68%) of the fair value of our available-for-sale debt securities.

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

At September 27, 2009, we had foreign currency forward exchange and cross currency swap contracts in place that amounted to a net sale in U.S. dollar equivalent of approximately $342.8 million in foreign currencies to hedge our foreign currency denominated monetary net asset position.  The maturities of these contracts were 36 months or less.

At September 27, 2009, we had foreign currency option contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $33.2 million to partially hedge our expected future wafer purchases in Japanese yen. The maturities of these contracts were 3 months or less.  For the quarter ended September 27, 2009, we did not enter into any Japanese yen derivative contracts designated as a cash flow hedge due to the low exchange rate of the U.S. dollar against the Japanese yen relative to historical levels.

The notional amount and unrealized gain of our outstanding cross currency swap and foreign currency forward contracts that are non-designated (balance sheet hedges) as of September 27, 2009 is shown in the table below (in thousands).  In addition, this table shows the change in fair value of these balance sheet hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.  These changes in fair values would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Notional Amount	Unrealized Gain (Loss) as of September 27, 2009	Change in Fair Value Due to 10% Adverse Rate Movement
Balance sheet hedges
Cross currency swap contracts entered	$(478,381)	$(30,920)	$(48,013)
Forward contracts sold	(151,996)	(1,988)	(15,440)
Forward contracts purchased	287,528	4,400	31,553
Total net outstanding contracts	$(342,849)	$(28,508)	$(31,900)

The notional amount and unrealized gain of our outstanding forward and option contracts that are designated as cash flow hedges as of September 27, 2009 is shown in the table below (in thousands).  In addition, this table shows the change in fair value of these cash flow hedges assuming a hypothetical adverse foreign currency exchange rate movement of 10 percent.

	Notional Amount	Unrealized Gain (Loss) as of September 27, 2009	Change in Fair Value Due to 10% Adverse Rate Movement
Cash flow hedges
Option contracts purchased	$33,259	$1,680	$(1,680)

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against risks associated with foreign currency fluctuations.

Market Risk.  We also hold available-for-sale equity securities in semiconductor wafer manufacturing companies.  As of September 27, 2009, a reduction in price of 10% of these marketable equity securities would result in a decrease in the fair value of our investments in marketable equity securities of approximately $1.5 million.

All of the potential changes noted above are based on sensitivity analysis performed on our financial position at September 27, 2009.  Actual results may differ materially.

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

During the three months ended September 27, 2009, we completed the implementation of a new enterprise resource planning system that generates our financial results.  We evaluated the potential impact to the effectiveness of our internal control over financial reporting prior to and subsequent to implementation.  We have concluded that this change, while significant, does not materially affect our internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

For a discussion of legal proceedings, see Note 14, “Litigation,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.     Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 28, 2009.

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
  inability to maintain or grow sales through our new channels to which we are selling private label products, wafers and components or potential loss of branded product sales as a result;
  excess captive memory output or capacity which could result in write-downs for excess inventory, lower of cost or market reserves, fixed costs associated with under-utilized capacity, or other consequences;
  insufficient supply from captive sources and inability to obtain non-captive supply in the time frame necessary to meet demand;
  increased memory component and other costs as a result of currency exchange rate fluctuations to the U.S. dollar, particularly with respect to the Japanese yen;
  insufficient non-memory materials or capacity from our suppliers and contract manufacturers to meet demand; or increases in cost of non-memory materials or capacity;
  inability to adequately invest in future technologies and products while controlling operating expenses;
  our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations;
  inability to develop or unexpected difficulties or delays in developing or manufacturing with acceptable yields, 3-bits per cell NAND, 3-Dimensional Read/Write, or 3D Read/Write, or other advanced, alternative technologies or difficulty in bringing such or other advanced technologies such as 32-nanometer NAND flash memory into volume production at cost competitive levels;
  increased purchases of non-captive flash memory, which typically cost more than captive flash memory and may be of less consistent quality;
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

Competitive pricing pressures and excess supply have resulted in lower average selling prices and negative product gross margins in the past and, if we do not experience adequate price elasticity, our revenues may continue to decline.  For more than a year through 2008, the NAND flash memory industry was characterized by supply exceeding demand, which led to significant declines in average selling prices.  Price declines have exceeded our cost declines in each of the last three fiscal years, resulting in negative product gross margins in fiscal year 2008 and the first quarter of fiscal year 2009.  Price declines may be influenced by, among other factors, supply exceeding demand, macroeconomic factors, technology transitions, conversion of industry DRAM capacity to NAND and new technologies or other strategic actions taken by us or our competitors to gain market share.  If our technology transitions take longer or are more costly than anticipated to complete, or our cost reductions fail to keep pace with the rate of price declines, our product gross margins and operating results will be negatively impacted, which could lead to quarterly or annual net losses.

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

We have incurred negative product gross margins and net losses, which may continue to reduce our cash flows and harm our financial condition.  We experienced negative product gross margins during the third and fourth quarters of fiscal year 2008 and the first quarter of fiscal year 2009 due to sustained aggressive industry price declines as well as inventory charges primarily due to lower of cost or market write downs.  While product gross margins have improved in the second and third quarters of fiscal year 2009, our ability to sustain positive product gross margin and profitability on a quarterly or annual basis in the future depends in part on industry and our supply/demand balance, our ability to reduce cost per gigabyte at an equal or higher rate than price decline per gigabyte, our ability to develop new products and technologies, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our products by our customers, and our ability to manage expenses.  If we fail to return to profitability on a consistent basis, continued operating losses will reduce our cash flows and cash resources, and negatively harm our business and financial condition.  If we are unable to generate sufficient cash, we may have to reduce, curtail or terminate certain business activities.

Sales to a small number of customers represent a significant portion of our revenues, and if we were to lose one of our major licensees or customers, or experience any material reduction in orders from any of our customers, our revenues and operating results would suffer.  Our ten largest customers represented approximately 46% and 43% of our total revenues in the three and nine months ended September 27, 2009, respectively, compared to 49% and 47% in the three and nine months ended September 28, 2008, respectively.  Revenue from Samsung Electronics Co. Ltd., or Samsung, which included both license and royalty revenues and product revenues, accounted for 11% of our total revenues in the three and nine months ended September 27, 2009, respectively, and 13% of our total revenues in the three and nine months ended September 28, 2008, respectively.  No other customer exceeded 10% of our total revenues during these periods.  The composition of our major customer base has changed over time, including shifts between OEM and retail-based customers, and we expect fluctuations to continue as our markets and strategies evolve, which could make our revenues less predictable from period-to-period.  If we were to lose one of our major customers or licensees, or experience any material reduction in orders from any of our customers or in sales of licensed products by our licensees, our revenues and operating results would suffer.  Certain of our customers are covered by contracts that may be complex, and our non-compliance to the contractual terms may harm the business covered under these contracts and our financial results.  Additionally, our license and royalty revenues may decline significantly in the future as our existing license agreements and patents expire or if licensees fail to perform on a portion or all of their contractual obligations.  As an example, beginning in the fourth quarter of fiscal year 2009, we expect our license and royalty revenues will decline due to a new license agreement with an existing licensee at a lower effective royalty rate as compared to the previous license agreement.  Our sales are generally made from standard purchase orders rather than long-term contracts.  Accordingly, our customers may generally terminate or reduce their purchases from us at any time without notice or penalty.

Our revenues depend in part on the success of products sold by our OEM customers.  A significant portion of our sales are to OEMs, which either bundle or embed our flash memory products with their products, such as mobile phones, GPS devices and computers.  Our sales to these customers are dependent upon the OEMs choosing our products over those of our competitors and on the OEMs’ ability to create, introduce, market and sell their products successfully in their markets.  Should our OEM customers be unsuccessful in selling their current or future products that include our products, or should they decide to not use our products, our results of operations and financial condition could be harmed.  In 2009, we have added OEMs to whom we are selling private label products, wafers and components.  The sales to these OEMs could be more variable than the sales to our historical customer base, and these OEMs may be more inclined to switch to an alternative supplier based on short-term price fluctuations.  Sales to these OEMs could also cause a decline in our branded product sales.  In addition, we are selling certain new products and if the intended customer does not purchase these products as scheduled, we may incur temporary excess inventory.

Our business depends significantly upon sales through retailers and distributors, and if our retailers and distributors are not successful, we could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact our business, financial condition and results of operations.  A significant portion of our sales are made through retailers, either directly or through distributors.  Sales through these channels typically include rights to return unsold inventory and protection against price declines, as well as participation in various cooperative marketing programs.  As a result, we do not recognize revenue until after the product has been sold through to the end user, in the case of sales to retailers, or to our distributors’ customers, in the case of sales to distributors.  Price protection against declines in our selling prices has the effect of reducing our deferred revenues and eventually, our revenues.  If our retailers and distributors are not successful, due to weak consumer retail demand caused by an economic downturn, decline in consumer confidence, or other factors, we could continue to experience reduced sales as well as substantial product returns or price protection claims, which would harm our business, financial condition and results of operations.  Except in limited circumstances, we do not have exclusive relationships with our retailers or distributors, and therefore, must rely on them to effectively sell our products over those of our competitors.  Certain of our retail and distributor partners are experiencing financial difficulty and prolonged negative economic conditions could cause liquidity issues for our retail and distributor customers and channels.  For example, two of our North American retail customers, Circuit City Stores, Inc. and Ritz Camera Centers, Inc., filed for bankruptcy protection in 2008 and 2009, respectively.  Negative changes in customer credit worthiness; the ability of our customers to access credit; or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.  In addition, we have certain retail customers to which we provide inventory on a consigned basis, and a bankruptcy or shutdown of these customers could preclude us from taking possession of our consigned inventory, which could result in inventory or impairment charges.

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

We continually seek to develop new applications, products, technologies and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand for our older products; and our competitors seek to develop new standards which could reduce demand for our products.  We continually devote significant resources to the development of new applications, products and standards and the enhancement of existing products and standards with higher memory capacities and other enhanced features.  Any new applications, products, technologies, standards or enhancements we develop may not be commercially successful.  The success of new product introductions is dependent on a number of factors, including market acceptance, our ability to manage risks associated with new products and production ramp issues.  New applications, such as the adoption of flash-based SSDs that are designed to replace hard disk drives in devices such as notebook and desktop computers, can take several years to develop.  We cannot guarantee that manufacturers will adopt SSDs or that this market will grow as we anticipate.  For the SSD market to become sizeable, the cost of flash memory must decline significantly from current levels so that the product cost for the end consumers is compelling.  We believe this will require us to implement multi-level cell, or MLC, technology into our SSDs, and that will require us to develop highly capable controllers.  There can be no assurance that our MLC-based SSDs will complete development, will be able to meet the specifications required to gain customer qualification and acceptance or will be delivered to the market on a timely basis.  For example, in July 2009, we communicated that we were late to the market with our G3 SSD product.  Other new products, such as slotMusic™ and slotRadio™, our pre-loaded flash memory cards, may not gain market acceptance, and we may not be successful in penetrating the new markets that we target.  For example, our Sansa®Connect™ product, a Wi-Fi® enabled MP3 player, did not achieve market acceptance or our expected sales volume.

New applications may require significant up-front investment with no assurance of long-term commercial success or profitability.  As we introduce new standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all.

Competitors or other market participants could seek to develop new standards for flash memory products that, if accepted by device manufacturers or consumers, could reduce demand for our products.  For example, certain handset manufacturers and flash memory chip producers are currently advocating and developing a new standard, referred to as Universal Flash Storage, or UFS, for flash memory cards used in mobile phones.  Intel Corporation, or Intel, and Micron Technology, Inc., or Micron, have also developed a new specification for a NAND flash interface, called Open NAND Flash Interface, or ONFI, which would be used primarily in computing devices.  Broad acceptance of new standards, technologies or products may reduce demand for some of our products that may be based on different standards.  If this decreased demand is not offset by increased demand for new form factors or products that we offer, our results of operations would be harmed.

Alternative storage solutions such as high bandwidth wireless or internet-based storage, including cloud computing, could reduce the need for physical flash storage within electronic devices.  These alternative technologies could negatively impact the overall market for flash-based products, which could seriously harm our results of operations.

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

We also compete with flash memory card manufacturers and resellers.  These companies purchase or have a captive supply of flash memory components and assemble memory cards.  Our primary competitors currently include, among others, A-DATA Technology Co., Ltd., Buffalo, Inc., Chips and More GmbH, Dane-Elec Memory, Eastman Kodak Company, Elecom Co., Ltd., FUJIFILM Corporation, Gemalto N.V., Hagiwara Sys-Com Co., Ltd., Hama GmbH & Co. KG, Imation Corporation, or Imation, and its division Memorex Products, Inc., or Memorex, I-O Data Device, Inc., Kingmax Digital, Inc., Kingston Technology Company, Inc., or Kingston, Lexar Media, Inc., or Lexar, a subsidiary of Micron, Micron, Netac Technology Co., Ltd., Panasonic Corporation, PNY Technologies, Inc., or PNY, RITEK Corporation, Samsung, Sony Corporation, or Sony, STMicroelectronics N.V., Toshiba, Transcend Information, Inc., or Transcend, and Verbatim Americas LLC, or Verbatim.

Some of our competitors have substantially greater resources than we do, have well recognized brand names or have the ability to operate their business on lower margins than we do.  The success of our competitors may adversely affect our future revenues or margins and may result in the loss of our key customers.  For example, Toshiba and other manufacturers have increased their market share of flash memory cards for mobile phones, including the microSD™ card, which have been a significant driver of our growth.  In the digital audio market, we face competition from well established companies such as Apple Inc., or Apple, ARCHOS Technology, or ARCHOS, Coby Electronics Corporation, or Coby, Creative Technology Ltd., or Creative, Koninklijke Philips Electronics N.V., or Royal Philips Electronics, Microsoft Corporation, or Microsoft, Samsung and Sony.  In the USB flash drive market, we face competition from a large number of competitors, including Hynix, Imation, Kingston, Lexar, Memorex, PNY, Sony and Verbatim.  In the market for SSDs, we face competition from large NAND flash producers such as Intel, Samsung and Toshiba, as well as from hard drive manufacturers, such as Seagate Technology LLC, Samsung, Western Digital Corporation and others, who have established relationships with computer manufacturers.  We also face competition from third-party solid-state drive solutions providers such as A-DATA Technology Co Ltd, Kingston, Phison Electronics Corporation, STEC Inc., and Transcend.

We sell flash memory in the form of cards, wafers or components to certain companies who sell flash products that may ultimately compete with SanDisk branded products in the retail or OEM channels.  This could harm the SanDisk branded market share and reduce our sales and profits.

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
  the ability to attract and retain key development and sales personnel;
  successful protection of intellectual property rights; and
  general market and economic conditions.
There can be no assurance that we will be able to compete successfully in the future.

Our license and royalty revenues may fluctuate or decline significantly in the future due to license agreement renewals or if licensees fail to perform on a portion or all of their contractual obligations.  If our existing licensees do not renew their licenses upon expiration and we are not successful in signing new licensees in the future, our license revenue, profitability, and cash provided by operating activities would be harmed.  For example, beginning in the fourth quarter of fiscal year 2009, we expect our license and royalty revenues will decline due to a new license agreement with an existing licensee at a lower effective royalty rate as compared to the previous license agreement.  To the extent that we are unable to renew license agreements under similar terms or at all, our financial results would be adversely impacted by the reduced license and royalty revenue and we may incur significant patent litigation costs to enforce our patents against these licensees.  If our licensees fail to perform on a portion or all of their contractual obligations, we may incur costs to enforce the terms of our licenses and there can be no assurance that our enforcement and collection efforts will be effective.  In addition, we may be subject to disputes, claims or other disagreements on the timing, amount or collection of royalties or license payments under our existing license agreements.

Under certain conditions, a portion or the entire outstanding lease obligations related to Flash Ventures’ master equipment lease agreements could be accelerated, which would harm our business, results of operations, cash flows, and liquidity.  Flash Ventures’ master lease agreements contain customary covenants for Japanese lease facilities.  In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the master lease agreements contain an acceleration clause for certain events of default related to us as guarantor, including, among other things, our failure to maintain a minimum stockholder equity of at least $1.51 billion, and our failure to maintain a minimum corporate rating of either BB- from Standard & Poors, or S&P, or Moody’s Corporation, or a minimum corporate rating of BB+ from Rating & Investment Information, Inc., or R&I.  As of September 27, 2009, Flash Ventures were in compliance with all of their master lease covenants.  While our S&P credit rating was B, two levels below the required minimum corporate rating threshold from S&P, our R&I credit rating was BBB-, one level above the required minimum corporate rating threshold from R&I.

If R&I were to downgrade our credit rating below the minimum corporate rating threshold, Flash Ventures would become non-compliant with certain covenants under its master equipment lease agreements and would be required to negotiate a resolution to the non-compliance to avoid acceleration of the obligations under such agreements.  Such resolution could include, among other things, supplementary security to be supplied by us, as guarantor, or increased interest rates or waiver fees, should the lessors decide they need additional collateral or financial consideration if an event of default occurs and if we failed to reach a resolution, we may be required to pay a portion or the entire outstanding lease obligations up to $1.14 billion, based upon the exchange rate at September 27, 2009, covered by our guarantee under the Flash Ventures master lease agreements, which would significantly reduce our cash position and may force us to seek additional financing, which may or may not be available.

The semiconductor industry is subject to significant downturns that have harmed our business, financial condition and results of operations in the past and may do so in the future.  The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price declines, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers’ products and declines in general economic conditions.  The flash memory industry has recently experienced significant excess supply, reduced demand, high inventory levels, and accelerated declines in selling prices.  If we again experience oversupply of NAND-based flash products, we may be forced to hold excessive inventory, sell our inventory below cost, and record inventory write-downs, all of which would place additional pressure on our results of operation and our cash position.

We depend on Flash Ventures and third parties for silicon supply and any disruption or shortage in our supply from these sources will reduce our revenues, earnings and gross margins.  All of our flash memory products require silicon supply for the memory and controller components.  The substantial majority of our flash memory is currently supplied by Flash Ventures and to a much lesser extent by third-party silicon suppliers.  Any disruption or shortage in supply of flash memory from our captive or non-captive sources would harm our operating results.  The risks of supply disruption are magnified at Toshiba’s Yokkaichi, Japan operations, where Flash Ventures are operated and Toshiba’s foundry capacity is located.  Earthquakes and power outages have resulted in production line stoppages and loss of wafers in Yokkaichi and similar stoppages and losses may occur in the future.  For example, in the first quarter of fiscal year 2006, a brief power outage occurred at Fab 3, which resulted in a loss of wafers and significant costs associated with bringing the fab back on line.  In addition, the Yokkaichi location is often subject to earthquakes, which could result in production stoppage, a loss of wafers and the incurrence of significant costs.  Moreover, Toshiba’s employees that produce Flash Ventures’ products are covered by collective bargaining agreements and any strike or other job action by those employees could interrupt our wafer supply from Flash Ventures.  If we have disruption in our captive wafer supply or if our non-captive sources fail to supply wafers in the amounts and at the times we expect, or we do not place orders with sufficient lead time to receive non-captive supply, we may not have sufficient supply to meet demand and our operating results could be harmed.

Currently, our controller wafers are manufactured by Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Company, Ltd., and United Microelectronics Corporation.  Any disruption in the manufacturing operations of our controller wafer vendors would result in delivery delays, adversely affect our ability to make timely shipments of our products and harm our operating results until we could qualify an alternate source of supply for our controller wafers, which could take several quarters to complete.  In times of significant growth in global demand for flash memory, demand from our customers may outstrip the supply of flash memory and controllers available to us from our current sources.  If our silicon vendors are unable to satisfy our requirements on competitive terms or at all, we may lose potential sales and market share, and our business, financial condition and operating results may suffer.  Any disruption or delay in supply from our silicon sources could significantly harm our business, financial condition and results of operations.

If actual manufacturing yields are lower than our expectations, this may result in increased costs and product shortages.  The fabrication of our products requires wafers to be produced in a highly controlled and ultra clean environment.  Semiconductor manufacturing yields and product reliability are a function of both design and manufacturing process technology and production delays may be caused by equipment malfunctions, fabrication facility accidents or human error.  Yield problems may not be identified or improved until an actual product is manufactured and can be tested.  As a result, yield problems may not be identified until the wafers are well into the production process.  We have from time-to-time experienced yields that have adversely affected our business and results of operations.  We have experienced adverse yields on more than one occasion when we have transitioned to new generations of products.  If actual yields are low, we will experience higher costs and reduced product supply, which could harm our business, financial condition and results of operations.  For example, if the production ramp and/or yield of 32-nanometer 2-bits per cell and 3-bits per cell NAND technology wafers does not increase as expected, our cost competitiveness would be harmed, we may not have adequate supply or the right product mix to meet demand, and our business, financial condition and results of operations will be harmed.

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

In transitioning to new processes, products and silicon sources, we face production and market acceptance risks that may cause significant product delays, cost overruns or performance issues that could harm our business.  Successive generations of our products have incorporated semiconductors with greater memory capacity per chip.  The transition to new generations of products, such as products containing 32-nanometer process technologies and/or 3-bits per cell and 4-bits per cell NAND technologies, is highly complex and requires new controllers, new test procedures and modifications to numerous aspects of any manufacturing processes, as well as extensive qualification of the new products by our OEM customers and us.  There can be no assurance that these transitions or other future technology transitions will occur on schedule or at the yields or costs that we anticipate.  If Flash Ventures encounters difficulties in transitioning to new technologies, our cost per gigabyte may not remain competitive with the costs achieved by other flash memory producers, which would harm our gross margins and financial results.  Any material delay in a development or qualification schedule could delay deliveries and harm our operating results.  We have periodically experienced significant delays in the development and volume production ramp-up of our products.  Similar delays could occur in the future and could harm our business, financial condition and results of operations.

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

From time-to-time, we overestimate our requirements and build excess inventory, or underestimate our requirements and have a shortage of supply, either of which harm our financial results.  The majority of our products are sold directly or indirectly into consumer markets, which are difficult to accurately forecast.  Also, a substantial majority of our quarterly sales are from orders received and fulfilled in that quarter.  Additionally, we depend upon timely reporting from our retail and distributor customers as to their inventory levels and sales of our products in order to forecast demand for our products.  We have in the past significantly over-forecasted or under-forecasted actual demand for our products.  The failure to accurately forecast demand for our products will result in lost sales or excess inventory, both of which will harm our business, financial condition and results of operations.  In addition, we may increase our inventory in anticipation of increased demand or as captive wafer capacity ramps.  If demand does not materialize, we may be forced to write-down excess inventory or write-down inventory to the lower of cost or market, as was the case in fiscal year 2008, which may harm our financial condition and results of operations.

During periods of excess supply in the market for our flash memory products, we may lose market share to competitors who aggressively lower their prices.  In order to remain competitive, we may be forced to sell inventory below cost.  If we lose market share due to price competition or if we must write-down inventory, our results of operations and financial condition could be harmed.  Conversely, under conditions of tight flash memory supply, we may be unable to adequately increase our production volumes or secure sufficient supply in order to maintain our market share.  In addition, longer than anticipated lead times for advanced semiconductor manufacturing equipment or higher than expected equipment costs could negatively impact our ability to meet our supply requirements or to reduce future production costs.  If we are unable to maintain market share, our results of operations and financial condition could be harmed.

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

We rely on our suppliers and contract manufacturers, some of which are the sole source of supply for our non-memory components, and capacity limitations or the absence of a back-up supplier exposes our supply chain to unanticipated disruptions or potential additional costs.  We do not have long-term supply agreements with most of these vendors.  From time-to-time, certain materials may become difficult or more expensive to obtain which could impact our ability to meet demand and could harm our profitability.  Our business, financial condition and operating results could be significantly harmed by delays or reductions in shipments if we are unable to obtain sufficient quantities of these components or develop alternative sources of supply in a timely manner or at all.

Our global operations and operations at Flash Ventures and third-party subcontractors are subject to risks for which we may not be adequately insured.  Our global operations are subject to many risks including errors and omissions, infrastructure disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers, supply chain interruptions, third-party liabilities and fires or natural disasters.  No assurance can be given that we will not incur losses beyond the limits of, or outside the scope of, coverage of our insurance policies.  From time-to-time, various types of insurance have not been available on commercially acceptable terms or, in some cases at all.  We cannot assure you that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially.  We maintain limited insurance coverage and in some cases no coverage for natural disasters and sudden and accidental environmental damages as these types of insurance are sometimes not available or available only at a prohibitive cost.  For example, our test and assembly facility in Shanghai, China, on which we have significant dependence, may not be adequately insured against all potential losses.  Accordingly, we may be subject to an uninsured or under-insured loss in such situations.  We depend upon Toshiba to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures.  If Toshiba fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants.  In addition, we insure against property loss and business interruption resulting from the risks incurred at our third-party subcontractors; however, we have limited control as to how those sub-contractors run their operations and manage their risks, and as a result, we may not be adequately insured.

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our business, results of operations and financial condition.  A significant portion of our business is conducted in currencies other than the U.S. dollar, which exposes us to adverse changes in foreign currency exchange rates.  These exposures may change over time as our business and business practices evolve, and they could harm our financial results and cash flows.  Our most significant exposure is related to our purchases of NAND flash memory from Flash Ventures, which are denominated in Japanese yen.  For example, in the last year, the Japanese yen has significantly appreciated relative to the U.S. dollar and this has increased our costs of NAND flash wafers, negatively impacting our gross margins and results of operations.  In addition, our investments in Flash Ventures are denominated in Japanese yen and adverse changes in the exchange rate could increase the cost to us of future funding or increase our exposure to asset impairments.  We also have foreign currency exposures related to certain non-U.S. dollar-denominated revenue and operating expenses in Europe and Asia.  Additionally, we have exposures to emerging market currencies, which can be extremely volatile.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened U.S. dollar could increase local operating expenses and the cost of raw materials to the extent purchased in foreign currencies.  We also have significant monetary assets and liabilities that are denominated in non-functional currencies.

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

Our attempts to hedge against currency risks may not be successful, resulting in an adverse impact on our results of operations.  In addition, if we do not successfully manage our hedging program in accordance with current accounting guidelines, we may be subject to adverse accounting treatment of our hedging program, which could harm our results of operations and financial condition.  There can be no assurance that this hedging program will be economically beneficial to us.  Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and/or other restrictions.  Operating losses, third party downgrades of our credit rating or instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate fluctuation risk, which could negatively impact our business, results of operations and financial condition.

We may need to raise additional financing, which could be difficult to obtain, and which if not obtained in satisfactory amounts may prevent us from funding Flash Ventures, developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures or unanticipated industry changes, any of which could harm our business.  We currently believe that we have sufficient cash resources to fund our operations as well as our anticipated investments in Flash Ventures for at least the next twelve months; however, we may decide to raise additional funds to maintain the strength of our balance sheet, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.  The current worldwide financing environment is challenging, which could make it more difficult for us to raise funds on reasonable terms, or at all.  From time-to-time, we may decide to raise additional funds through equity, public or private debt, or lease financings.  If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.  If we raise funds through debt or lease financing, we will have to pay interest and may be subject to restrictive covenants, which could harm our business.  If we cannot raise funds on acceptable terms, if and when needed, our credit rating may be downgraded, and we may not be able to develop or enhance our technology or products, fulfill our obligations to Flash Ventures, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

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

For example, on October 24, 2007, we initiated two patent infringement actions in the United States District Court for the Western District of Wisconsin and one action in the United States International Trade Commission, or ITC, against certain companies that manufacture, sell and import USB flash drives, CompactFlash® cards, multimedia cards, MP3/media players and/or other removable flash storage products.  In this ITC action, an Initial Determination was issued in April 2009 and a Final Determination was issued in October 2009 finding non-infringement of certain accused flash memory products.  There can be no assurance that we will be successful in future patent infringement actions or that the validity of the asserted patents will be preserved or that we will not face counterclaims of the nature described above.

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

From time-to-time we have sued, and may in the future sue, third parties in order to protect our intellectual property rights.  Parties that we have sued and that we may sue for patent infringement may countersue us for infringing their patents.  If we are held to infringe the intellectual property or related rights of others, we may need to spend significant resources to develop non-infringing technology or obtain licenses from third parties, but we may not be able to develop such technology or acquire such licenses on terms acceptable to us, or at all.  We may also be required to pay significant damages and/or discontinue the use of certain manufacturing or design processes.  In addition, we or our suppliers could be enjoined from selling some or all of our respective products in one or more geographic locations.  If we or our suppliers are enjoined from selling any of our respective products, or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business would be harmed.

We may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with litigation or regulatory investigations.  These liabilities could be substantial and may include, among other things, the costs of defending lawsuits against these individuals; the cost of defending any shareholder derivative suits; the cost of governmental, law enforcement or regulatory investigations; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measures, if any, which may be imposed.

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

Our stock price and convertible notes price have been, and may continue to be, volatile, which could result in investors losing all or part of their investments.  The market prices of our stock and convertible notes have fluctuated significantly in the past and may continue to fluctuate in the future.  We believe that such fluctuations will continue as a result of many factors, including financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply or demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts.  In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of high technology and semiconductor companies have been especially volatile, often for reasons outside the control of the particular companies.  These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of our common stock as well as the price of our outstanding convertible notes.

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

Our success depends on our key personnel, including our executive officers, the loss of whom could disrupt our business.  Our success greatly depends on the continued contributions of our senior management and other key research and development, sales, marketing and operations personnel, including Dr. Eli Harari, our founder, chairman and chief executive officer.  We do not have employment agreements with any of our executive officers and they are free to terminate their employment with us at any time.  Our success will also depend on our ability to recruit additional highly skilled personnel.  Historically, a significant portion of our employee compensation has been dependent on equity compensation, which is directly tied to our stock price.  Our employees continue to hold a substantial number of equity incentive awards that are underwater, and as a result, a significant portion of our equity compensation has little or no retention value.  In addition, we did not pay any bonus in 2009 related to fiscal year 2008.  Furthermore, in 2009, we canceled our annual merit salary increases, instituted forced shutdown days, and reduced certain employee benefits to reduce costs.  These actions or any further reduction in compensation elements may make it more difficult for us to hire or retain key personnel.

Terrorist attacks, war, threats of war and government responses thereto may negatively impact our operations, revenues, costs and stock price.  Terrorist attacks, U.S. military responses to these attacks, war, threats of war and any corresponding decline in consumer confidence could have a negative impact on consumer demand.  Any of these events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers.  Any of these events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence.  We have substantial operations in Israel including a development center in Northern Israel, near the border with Lebanon, and a research center in Omer, Israel, which is near the Gaza Strip, areas that have experienced significant violence and political unrest.  Turmoil and unrest in Israel or the Middle East could cause delays in the development or production of our products.  This could harm our business and results of operations.

Natural disasters or epidemics in the countries in which we or our suppliers or subcontractors operate could negatively impact our operations.  Our operations, including those of our suppliers and subcontractors, are concentrated in Milpitas, California; Raleigh, North Carolina; Brno, Czech Republic; Astugi and Yokkaichi, Japan; Hsinchu and Taichung, Taiwan; and Dongguan, Futian, Shanghai and Shenzen, China.  In the past, these areas have been affected by natural disasters such as earthquakes, tsunamis, floods and typhoons, and some areas have been affected by epidemics, such as avian flu or H1N1 flu.  If a natural disaster or epidemic were to occur in one or more of these areas, our operations could be significantly impaired and our business may be harmed.  This is magnified by the fact that we do not have insurance for most natural disasters, including earthquakes.  This could harm our business and results of operations.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.  We are subject to income tax in the U.S. and numerous foreign jurisdictions.  Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions.  We are subject to ongoing tax audits in various jurisdictions.  Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes.  For example, we are currently under a federal income tax audit by the Internal Revenue Service, or IRS, for fiscal years 2005 through 2008.  While we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, examinations are inherently uncertain and an unfavorable outcome could occur.  An unanticipated unfavorable outcome in any specific period could harm our results of operations for that period or future periods.  The financial cost and our attention and time devoted to defending income tax positions may divert resources from SanDisk’s business operations, which could harm our business and profitability.  The IRS audit may also impact the timing and/or amount of our refund claim.  In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process.  In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.  Any of these changes could affect our profitability.

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

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if our internal control over financial reporting is not effective, our business could suffer.  In connection with our certification process under Section 404 of Sarbanes-Oxley Act, we have identified in the past and will from time-to-time identify deficiencies in our internal control over financial reporting.  We cannot assure you that individually or in the aggregate these deficiencies would not be deemed to be a material weakness or significant deficiency.  A material weakness or significant deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline.  Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls could have a negative impact on our reputation, business and stock price.  Any internal control or procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and cannot prevent human error, intentional misconduct or fraud.

Our debt obligations may adversely affect us.  Our indebtedness could have significant negative consequences.  For example, it could:
  increase our vulnerability to general adverse economic and industry conditions;
  limit our ability to obtain additional financing;
  require the dedication of a substantial portion of any cash flow from operations to the payment of principal of our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;
  limit our flexibility in planning for, or reacting to, changes in our business and our industry;
  place us at a competitive disadvantage relative to our competitors with less debt; and
  increase our risk of credit rating downgrades.
We have significant financial obligations related to Flash Ventures, which could impact our ability to comply with our obligations under our 1% Senior Convertible Notes due 2013 and our 1% Convertible Notes due 2035.  We have entered into agreements to guarantee or provide financial support with respect to lease and certain other obligations of Flash Ventures in which we have a 49.9% ownership interest.  In addition, we may enter into future agreements to increase manufacturing capacity, including the expansion of Fab 4.  As of September 27, 2009 we had guarantee obligations for Flash Ventures’ master lease agreements of approximately $1.14 billion.  In addition, we have significant commitments for the future fixed costs of Flash Ventures.  Due to these and our other commitments, we may not have sufficient funds to make payments under or repay the notes.

The settlement of the 1% Senior Convertible Notes due 2013 or the 1% Convertible Notes due 2035 that may be put to us by the holders in March 2010, may have adverse consequences.  The 1% Senior Convertible Notes due 2013 are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying a combination of cash and shares of our common stock in settlement thereof, in an amount of cash equal to the principal amount of the 1% Convertible Notes due 2013 plus an amount of shares of our common stock, if any, equal to the excess of the daily conversion values over the cash amount of the 1% Senior Convertible Notes due 2013 being converted.  The holders of the 1% Convertible Notes due 2035 have a put option in March 2010 and various dates thereafter under which they can demand cash repayment of the principal amount of $75 million.

Our failure to convert the 1% Senior Convertible Notes due 2013 into cash or a combination of cash and common stock upon exercise of a holder’s conversion right in accordance with the provisions of the indenture would constitute a default under the indenture.  We may not have the financial resources or be able to arrange for financing to pay such principal amount in connection with the surrender of the 1% Senior Convertible Notes due 2013.  While we currently only have debt related to the 1% Senior Convertible Notes due 2013 and the 1% Convertible Notes due 2035 and we do not have other agreements that would restrict our ability to pay the principal amount of any convertible notes in cash, we may enter into such an agreement in the future, which may limit or prohibit our ability to make any such payment.  In addition, a default under the indenture could lead to a default under existing and future agreements governing our indebtedness.  If, due to a default, the repayment of related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and amounts owing in respect of the conversion, maturity, or put of any convertible notes.

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

SANDISK CORPORATION (Registrant)
Dated: November 5, 2009	By:	/s/ Judy Bruner
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

2.2	Agreement and Plan of Merger, dated as of July 30, 2006, by and among the Registrant, Project Desert, Ltd. and msystems Ltd.(2)
3.1	Restated Certificate of Incorporation of the Registrant.(3)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated December 9, 1999.(4)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 11, 2000.(5)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2006.(6)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 27, 2009.(7)
3.6	Amended and Restated Bylaws of the Registrant, as amended to date.(11)
3.7	Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 14, 1997.(8)
3.8	Amendment to Certificate of Designations for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on September 24, 2003.(9)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.(3), (4), (5), (6), (7)
4.2	Rights Agreement, dated as of September 15, 2003, between the Registrant and Computershare Trust Company, Inc.(9)
4.3	Amendment No. 1 to Rights Agreement, dated as of November 6, 2006, by and between the Registrant and Computershare Trust Company, Inc.(10)
12.1	Computation of Ratio of Earnings to Fixed Charges.(*)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)
____________
*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2006.
(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 1, 2006.
(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-96298).
(4)	Previously filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.
(5)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-85686).
(6)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2006.
(7)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2009.
(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K/A dated April 18, 1997.
(9)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A dated September 25, 2003.
(10)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A/A dated November 8, 2006.
(11)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2009.